Form 10-Q
period 1996-06-30
PRAXAIR INC
filed 1996-08-07
CIK 884905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1996
                                   -------------
                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from            to
                                   ----------    ----------

Commission File Number   1-11037
                         -------


                                  Praxair, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                            06-124-9050
- - -------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


39 Old Ridgebury Road, Danbury, CT                            06810-5113
- - ---------------------------------------                       ----------
(Address of principal executive offices)                      (Zip Code)


                                 (203) 837-2000
                 --------------------------------------------------
                 Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]         No [ ]

At June 30, 1996, 155,670,270 shares of common stock ($.01 par value) of the Registrant were outstanding.

                                     INDEX



PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

    Consolidated Statement of Income - Praxair, Inc. and Subsidiaries Quarter and Six Months Ended June 30, 1996 and 1995 (Unaudited)

    Condensed Consolidated Balance Sheet - Praxair, Inc. and Subsidiaries June 30, 1996 (Unaudited) and December 31, 1995

    Condensed Consolidated Statement of Cash Flows - Praxair, Inc. and Subsidiaries Six Months Ended June 30, 1996 and 1995 (Unaudited)

    Notes to Condensed Consolidated Financial Statements - Praxair, Inc. and Subsidiaries (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations




PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

Signature

Exhibit Index

                        PART I.  FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                        PRAXAIR, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

(Millions of dollars, except per share)

                                             Quarter Ended   Six Months Ended
                                               June 30,           June 30,
                                           ----------------   ---------------
                                             1996     1995      1996     1995
                                           -------  -------   -------  ------

SALES                                      $1,093   $  788    $2,183   $1,544

Cost of sales, exclusive of
  depreciation and amortization .......       631      439     1,260      861
Selling, general and administrative ...       168      123       348      239
Depreciation and amortization .........       105       71       206      141
Research and development ..............        18       15        35       29
CBI integration charges ...............         -        -        85        -
Other expenses-net ....................        (6)      (1)      (10)      (1)
                                           -------  -------   -------  -------
OPERATING PROFIT ......................       177      141       259      275
Interest expense ......................        49       32        99       59
                                           -------  -------   -------  -------
INCOME BEFORE INCOME TAXES ............       128      109       160      216
Income taxes ..........................        35       30        37       59
                                           -------  -------   -------  -------
INCOME OF CONSOLIDATED ENTITIES .......        93       79       123      157
Minority interests ....................       (14)     (12)      (29)     (25)
Income from equity investments ........         2        -         4        -
                                           -------  -------   -------  -------
NET INCOME ............................    $   81   $   67    $   98   $  132

PER SHARE:
Net Income ............................    $ 0.50   $ 0.47    $ 0.63   $ 0.93
Cash dividends ........................    $ 0.095  $ 0.08    $ 0.19   $ 0.16



The accompanying notes are an integral part of these financial statements.

                        PRAXAIR, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEET

(Millions of dollars)
                                                    June 30,
                                                      1996       December 31,
                                                   (Unaudited)      1995
                                                   -----------   ------------
ASSETS

Cash and cash equivalents .......................    $    56       $    15
Accounts receivable .............................        847           617
Inventories .....................................        320           228
Assets held for sale - net ......................        477             -
Prepaid and other ...............................        106            70
                                                     --------      --------
     TOTAL CURRENT ASSETS .......................      1,806           930

Property, plant and equipment-net ...............      4,013         2,737
Other assets (including goodwill) ...............      1,406           467
                                                     --------      --------
     TOTAL ASSETS ...............................    $ 7,225       $ 4,134


LIABILITIES AND EQUITY

Accounts payable ................................    $   315       $   272
Short-term debt .................................      1,852           349
Current portion of long-term debt ...............         47            36
Other current liabilities .......................        595           372
                                                     --------      --------
     TOTAL CURRENT LIABILITIES ..................      2,809         1,029

Long-term debt ..................................      1,395           933
Other long-term obligations .....................        753           643
                                                     --------      --------
     TOTAL LIABILITIES ..........................      4,957         2,605

Minority interests ..............................        577           408
Shareholders' equity ............................      1,691         1,121
                                                     --------      --------
     TOTAL LIABILITIES AND EQUITY ...............    $ 7,225       $ 4,134



The accompanying notes are an integral part of these financial statements.

                        PRAXAIR, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

(Millions of dollars)
                                                     Six months ended June 30,
                                                     -------------------------
                                                         1996          1995
                                                     -----------   -----------
OPERATIONS
  Cash received from customers ...................    $ 2,105       $ 1,500
  Cash paid to employees, suppliers and other ....     (1,730)       (1,205)
  Interest paid-net ..............................       (112)          (44)
  Income taxes paid ..............................        (34)          (50)
                                                      --------      --------
      Net cash provided by operating activities ..        229           201
                                                      --------      --------

INVESTING
  Capital expenditures ...........................       (437)         (243)
  Investments ....................................     (1,542)         (145)
  Divestitures and asset sales ...................         11             8
                                                      --------      --------
      Net cash used for investing activities .....     (1,968)         (380)
                                                      --------      --------

FINANCING
  Short-term borrowings-net ......................      1,446            38
  Long-term borrowings ...........................        280           179
  Long-term debt repayments ......................       (470)          (45)
  Minority transactions and other ................         19           (12)
  Issuances of common stock ......................        541            47
  Purchases of common stock ......................         (7)          (34)
  Cash dividends .................................        (29)          (22)
                                                      --------      --------
      Net cash used for financing activities .....      1,780           151
                                                      --------      --------

Effect of exchange rate changes on cash and
  cash equivalents ...............................          -             -
                                                      --------      --------
Change in cash and cash equivalents ..............         41           (28)
Cash and cash equivalents beginning-of-year.......         15            63
                                                      --------      --------
Cash and cash equivalents end-of-period ..........    $    56       $    35



The accompanying notes are an integral part of these financial statements.

                         PRAXAIR INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Presentation of Condensed Consolidated Financial Statements

     In the opinion of Praxair, Inc. (Praxair) management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consisted of only normal recurring adjustments. The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to Financial Statements of Praxair, Inc. and subsidiaries in Praxair's 1995 Annual Report.

2.   1996 Acquisition of CBI Industries, Inc. (CBI)

     On January 12, 1996, Praxair acquired approximately 94% of the outstanding shares of CBI common stock and on March 13, 1996 Praxair acquired the remaining common stock outstanding. The total purchase price for CBI's common stock was approximately $1.45 billion after taking into account amounts paid or to be paid in respect of executive compensation agreements, CBI's outstanding stock options and ESOP debt, and transaction expenses. The funds used to consummate the acquisition initially came from short-term borrowings of Praxair, primarily commercial paper.

     Historically,  CBI  has  operated  in  three  major   business   segments:
     Industrial Gases (Liquid Carbonic), Contracting Services (Chicago Bridge and Iron) and Investments (primarily Statia Terminals). Because the Contracting Services and Investments businesses of CBI are not considered strategic to the combined company, Praxair intends to sell these businesses. Additionally, based on an agreement with the U.S. Federal Trade Commission on antitrust matters relating to the Acquisition, Praxair will sell four air separation plants operated by CBI's Liquid Carbonic segment in the United States. It is Praxair's intention to complete these sales within a year (see the last paragraph of this footnote for progress made on these sales). Accordingly, the assets, liabilities, debt and operations related to these businesses have been eliminated from the historical consolidated financial statements and are shown in the unaudited combined condensed balance sheet at June 30, 1996 as Assets held for sale - net at amounts equal to estimated net realizable values adjusted for anticipated earnings, interest and other carrying costs until sale.

     The purchase price for the common stock of CBI has been allocated to assets and liabilities of CBI based on CBI's current estimated net realizable values, earnings and carrying costs related to businesses held for sale. These allocations will be adjusted based on the amounts of actual proceeds, earnings and carrying costs for businesses held for sale, and appraisals, valuations and other studies which will be conducted over the next several months. Praxair has recorded approximately $750 million as goodwill, representing the costs in excess of the fair value of net assets acquired (shown on the balance sheet in Other assets), which is being amortized on a straight line basis over forty years. The results of CBI's operations have been included in the consolidated financial statements effective January 1, 1996.

     The following table provides the unaudited pro forma consolidated results of operations for the quarter and six-months ended June 30, 1995, reflecting the acquisition as though it had occurred at January 1, 1995. The 1995 pro forma amounts are based upon the historical consolidated financial statements of Praxair and CBI combined and adjusted to give effect to the acquisition using the purchase method of accounting and to eliminate the operations and interest carrying costs related to acquired businesses to be sold. This unaudited pro forma financial information is not necessarily indicative of the results of the combined company that would have occurred had the acquisition occurred at the beginning of 1995 nor are they necessarily indicative of future operating results.

(Millions of dollars, except per share data)

                                    Period Ended June 30, 1995
                                    --------------------------
                                       Quarter    Six Months
                                       -------    ----------

SALES.................................  $1,024      $2,021

Cost of sales, exclusive of
   depreciation and amortization......     578       1,149
Selling, general and administrative...     168         330
Depreciation and amortization.........      99         195
Research and development..............      17          33
Other (income) expenses-net...........      (3)         (5)
                                        -------     -------
OPERATING PROFIT......................     165         319
Interest expense......................      59         109
                                        -------     -------
INCOME BEFORE INCOME TAXES............     106         210
Income taxes..........................      34          67
                                        -------     -------
INCOME OF CONSOLIDATED ENTITIES.......      72         143
Minority interests....................     (15)        (32)
Income from equity investments........       1           1
                                        -------     -------
NET INCOME............................  $   58      $  112
NET INCOME PER SHARE..................  $ 0.41      $ 0.79

     As described above, Praxair intends to sell CBI's Contracting Services and Investments businesses and four air separation plants operated by CBI's Liquid Carbonic segment in the United States. Accordingly, the net assets related to these businesses are shown in the unaudited condensed balance sheet at June 30, 1996 as Assets held for sale - net at amounts equal to estimated net realizable values adjusted for anticipated earnings, interest and other carrying costs until sale. Upon sale, any difference between the actual after-tax proceeds received and the carrying value of the assets sold will be recorded as an adjustment to the original purchase price allocation. The following provides summary data for activity during the six months ended June 30, 1996 related to these businesses

(Millions of dollars)

Assets held for sale - net, date of acquisition... $ 476
Add:  Interest carrying costs and other...........     8
Less: Net income of operations held for sale......    (7)
                                                   ------
Assets held for sale - net, June 30, 1996......... $ 477

     On July 23, 1996, Praxair announced that AGA AB, of Stockholm, Sweden, has agreed to purchase, for about $200 million pre-tax, five air separation plants (four in the United States and one in Spain). The sale of the four U.S. plants (which are included in Praxair's June 30, 1996 balance sheet as Assets held for sale - net) is required by the U.S. Federal Trade Commission (FTC) and is also subject to FTC approval. The after-tax proceeds from the sale will be used by Praxair to repay outstanding short-term debt and will reduce the Assets held for sale - net balance.

3.  CBI Integration Charges

     In March 1996, Praxair recorded a charge of $85 million pre-tax ($53 million after tax benefits of $30 million and minority interests of $2 million) for severance-related, lease termination and other exit costs associated with the integration of the industrial gases businesses of CBI and Praxair.

     The severance-related costs are for payments that will be made to Praxair and CBI employees who will be terminated because of synergies related to integrating the operations of the two companies, primarily manufacturing and product distribution, sales and marketing, and administrative functions. The other exit costs are primarily related to estimated net costs associated with lease commitments for surplus office and production space.

     The following table summarizes, by segment, the number of separations and the amounts of severance-related benefits, and other exit costs (primarily lease termination costs) involved in the integration plan and recorded in the first quarter of 1996.

(Millions of dollars, except number of employees to be separated)

                                                   Integration Charge
                                               --------------------------
                                  Employee               Other Exit
                                 Separations   Severance   Costs    Total
                                 -----------   --------- ---------- -----
United States....................     390        $18        $19      $37
South America....................     530         12          1       13
Europe...........................     100          4          -        4
Canada, Mexico, Asia and Other...     460         13         15       28
Corporate........................     120          3          -        3
                                    -----        ---        ---      ---
                                    1,600        $50        $35      $85

     Through June 30, 1996, actual separations totaled approximately 700 employees and at June 30, 1996, the remaining accrual balance was $71 million.

4.   Inventories

     The following is a summary of Praxair's consolidated inventories:

    (Millions of dollars)
                                      June 30,
                                        1996     December 31,
                                    (Unaudited)      1995
                                    -----------  ------------
    Raw materials and supplies......   $ 115       $  86
    Work in process.................      62          54
    Finished goods..................     143          88
                                       -----       -----
                                       $ 320       $ 228

5.   Shareholders' Equity

     Changes in Shareholders' Equity were as follows:

(Thousands of shares)
                                     Common    Treasury
                                      Stock     Stock
                                     ------    --------
Balance, January 1, 1996...........  140,624      89
Common stock issuance (a)..........   12,650       -
Other Common stock  activity (b)...    2,407     (78)
                                     -------     ----
Balance, June 30, 1996.............  155,681      11

(Millions of dollars)
                               Additional          Cumulative
                        Common Paid-In    Retained Translation Treasury
                         Stock Capital    Earnings Adjustment  Stock    Total
                        ------ ---------- -------- ----------- ------ -------
Balance, January 1, 1996..$  1  $  748     $ 474     $ (101)   $(1)   $1,121
Net income................                    98                          98
Dividends - common stock..                   (29)                        (29)
Common stock issuance (a).   1     461                                   462
Other Common stock
  activity (b)............          73                           1        74
Translation adjustments...                              (35)             (35)
                        ------ ---------- -------- ----------- ------ -------
Balance, June 30, 1996....$  2  $1,282(c)  $ 543     $ (136)   $ -    $1,691

(a) During the quarter ended March 31, 1996, Praxair sold 12,650,000 shares of common stock in a public offering.
(b) Relates to issuances of common stock for the Dividend Reinvestment and Stock Purchase Plan, and employee savings and incentive plans, and purchases of common stock.
(c) Net of unearned performance stock of  $3 million.

     During the quarter and six months ended June 30, 1996, Praxair granted options for 196,300 and 852,050 shares, respectively, of common stock having option prices ranging from $34.13 to $40.88 per share, the closing market price of Praxair's common stock on the day of the grants. At June 30, 1996, there were 10,657,585 shares under option at prices ranging from $9.80 to $40.88 per share (weighted average of $17.05) of which options for 7,429,935 shares were exercisable at prices ranging from $9.80 to $23.63 per share (weighted average of $14.03). During the quarter and six months ended June 30, 1996, 449,615 and 1,607,810 options were exercised, respectively.

6.   Earnings Per Share

     Earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding and common stock equivalents. Weighted average common shares and common stock equivalents used to compute earnings per share amounts were as follows:


Quarter ended June 30, 1996.................  161,680,019
Quarter ended June 30, 1995.................  142,517,000
Six-months ended June 30, 1996..............  155,080,980
Six-months ended June 30, 1995..............  142,243,415

7.  Debt and Financial Instruments

    Debt - The following is a summary of Praxair's outstanding debt at June 30,
    1996  and  December  31,  1995.   The  changes   relate  primarily  to  the
    acquisition of CBI (see Note 2) and the sale of common stock (see Note 5):

(Millions of dollars)
                                          June 30,  December 31,
                                            1996       1995
                                          --------  ------------
Current
Short-term debt:
  Commercial paper......................  $1,188      $  118
  Other U.S. bank borrowings............     316         106
  International borrowings..............     348         125
Current portion of long-term debt.......      47          36
                                          ------      ------
Total Current Debt......................   1,899         385

Long-term
6.75% Notes due 2003....................     300         300
8.70% Debentures due 2022...............     300         300
6.70% Notes due 2001....................     250           -
6.85% Notes due 2005....................     150         150
Canadian subsidiary borrowings..........      91          90
Brazilian subsidiary borrowings.........      83          35
Other borrowings........................     268          94
                                          ------      ------
                                           1,442         969
Less: Current portion of long-term debt..     47          36
                                          ------      ------
Total Long-term Debt.....................  1,395         933
                                          ------      ------
Total Debt............................... $3,294      $1,318

     During the first quarter 1996, Praxair received $462 million from the issuance of common stock and used the proceeds to pay down short-term debt (see note 5).

     On  April   15,   1996,   Praxair   issued  $250  million  of  6.70%
     non-redeemable Notes due 2001 with interest payable semi-annually. The proceeds from the Notes was used to repay outstanding commercial paper.

     On June 28, 1996, Praxair redeemed $80 million of Senior ESOP Notes which were due through 2002. The Notes had been used to finance CBI's ESOP which was terminated. Also in the second quarter 1996, Praxair terminated CBI's $300 million credit facility.

     Financial Instruments - At June 30, 1996, the notional amount of interest rate derivatives outstanding was $1,865 million ($565 million at December 31,1995). Activity for the six month period ended June 30,1996 includes the addition of $1,400 million of interest rate swaps that mature within 1 year and convert variable to fixed rate debt; $100 million of swaps acquired in the CBI acquisition that mature through 2001 and convert variable to fixed rate debt; and $200 million of swaps that matured during the period.

     At June 30, 1996, Praxair had $238 million of currency exchange forward contracts outstanding ($284 million at December 31, 1995), primarily to hedge balance sheet exposures. These contracts generally mature within a year.

8.   Reorganization of Praxair's South American Operations

     In order to align its South American operations after the CBI acquisition (see Note 2), effective April 1, 1996, Praxair merged its Liquid Carbonic South American subsidiaries into Praxair's 54%-owned subsidiary, S.A. White Martins (SAWM), in exchange for additional common shares in SAWM. The transaction, valued at $728 million, increased Praxair's ownership in SAWM to approximately 69.3%. The transaction did not significantly impact Praxair's consolidated results of operations or financial position.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

During the quarter ended March 31, 1996, Praxair acquired 100% of the common stock of CBI Industries, Inc. (CBI) for approximately $2.25 billion, including assumed debt of approximately $800 million (see note 2 to the financial statements). Also, during the quarter ended March 31, 1996, Praxair recorded a charge of $85 million pre-tax ($53 million after a tax benefit of $30 million and minority interests of $2 million) primarily for severance-related and lease termination costs associated with the integration of the industrial gases businesses of CBI and Praxair (see note 3 to the financial statements).

The following discussion of Praxair's consolidated and geographic segments results compares the quarter and six months ended June 30, 1996 and the quarter and six months ended June 30, 1995 based upon the unaudited pro forma consolidated results of operations reflecting the CBI acquisition as though it had occurred at January 1, 1995.

Consolidated Results

The following provides summary data for the quarter and six months ended June 30, 1996 and 1995.

(Millions of dollars, except percent)
                                                            Percent
                                                            Change
                                        --------1995------  versus
Quarter Ended June 30,            1996  Pro forma   Actual  Pro Forma
- - ----------------------           ------ ---------   ------  ---------
Sales..........................  $1,093   $1,024     $ 788    +  7%
Operating profit...............  $  177   $  165     $ 141    +  7%
Interest expense...............  $   49   $   59     $  32    - 17%
Effective tax rate.............      27%      32%       28%   -  5%
Net income.....................  $   81   $   58     $  67    + 40%


(Millions of dollars, except percent)
                                                             Percent
                                                             Change
                                         --------1995------  versus
Six Months Ended June 30,         1996   Pro forma   Actual  Pro Forma
- - -------------------------        ------  ---------   ------  ---------
Sales..........................  $2,183   $2,021     $1,544   +  8%
Operating profit...............  $  259   $  319     $  275
Operating profit, excluding
  CBI integration charges......  $  344   $  319     $  275   +  8%
Interest expense...............  $   99   $  109     $   59   -  9%
Effective tax rate.............      23%      32%        27%
Effective tax rate, excluding
  CBI integration charges......      27%      32%        27%  -  5%
Net income.....................  $   98   $  112     $  132
Net income, excluding
  CBI integration charges......  $  151   $  112     $  132   + 35%

The sales growth of 7% for the quarter and 8% for the six month period was predominately due to increased sales volumes, increased pricing, and the effect of newly acquired and recently consolidated packaged gases' and Surface Technologies' subsidiaries partly offset by unfavorable currency translation effects. Merchant and packaged gases prices were up in most geographic segments. Surface Technologies posted record sales, increasing 14% for the quarter (15% for the six month period), excluding currency and acquisitions.

The sales growth along with productivity gains were primarily responsible for the increase in Operating profit to $177 million for the quarter and $344 for the six month period (excluding the CBI integration charges). Increased depreciation and amortization reflected new projects coming on-stream which contributed to the sales growth, as well as goodwill associated with packaged gases and surface technologies acquisitions. Selling, general and administrative expenses increased primarily due to newly acquired subsidiaries along with higher incentive compensation expenses due to the strong performance of Praxair stock at the end of the quarter, partially offset by cost improvements. However, Selling, general and administrative expenses as a percentage of sales declined due to productivity improvements and cost synergies associated with the integration of the Liquid Carbonic business.Worldwide currency translation effects for the quarter and six month period reduced operating profit by $4 million and $9 million, respectively, primarily in Brazil and Mexico.

Interest expense decreased versus the 1995 pro forma amounts, primarily due to the issuance of 12.6 million shares of Praxair common stock at the end of the first quarter of 1996, the proceeds of which were used to lower debt levels. The effective tax rate for the quarter and six month period (excluding the tax benefit associated with the first quarter of 1996 CBI integration charges) was 27%, a 5% decrease from the 1995 pro forma effective tax rate. This decrease is due primarily to planned tax synergies and is consistent with Praxair's 1995 effective tax rate.

Net Income for the quarter and six month periods (excluding the first quarter of 1996 CBI integration charges) increased over the 1995 pro forma amounts due principally to higher operating profit, lower interest expense and a lower effective tax rate. Worldwide currency translation effects decreased net income for the quarter and six month period by $2 million and $4 million, respectively, or $.01 and $.02 per share.

The number of employees at June 30, 1996 was 25,130 (excluding employees of the operations held for sale) which, when adjusted for acquisitions other than CBI, reflects a decrease of approximately 900 from December 31, 1995. The decrease is principally the result of Praxair's worldwide productivity improvement initiatives and the integration of Liquid Carbonic, predominately in South America and the United States.

Segment Discussion

This summary of Sales, Operating profit and Operating profit, excluding CBI integration charges by geographic segment provides a basis for the discussion that follows:

(Millions of dollars)
                         -Quarter Ended June 30,-   Six Months Ended June 30,
                                -------1995-------         --------1995------
                          1996  Pro Forma   Actual   1996  Pro Forma   Actual
                         -----  ---------   ------   ----- ---------   ------
SALES
   United States....... $  529   $  477    $ 388    $1,051   $  932   $  753
   South America.......    241      235      169       484      483      340
   Europe..............    153      143      127       308      276      246
   Canada, Mexico,
      Asia and Other...    170      169      104       340      330      205
                        -------  -------   ------  -------   -------  -------
                        $1,093   $1,024    $ 788    $2,183   $2,021   $1,544


(Millions of dollars)
                         -Quarter Ended June 30,-    Six Months Ended June 30,
                                -------1995-------          --------1995------
                          1996  Pro Forma   Actual    1996  Pro Forma   Actual
                         -----  ---------   ------   -----  ---------   ------
OPERATING PROFIT
   United States....... $   90   $   73    $  70   $  132    $  139   $  137
   South America.......     46       50       37       81       100       72
   Europe..............     32       28       26       57        54       50
   Canada, Mexico,
      Asia and Other...     16       21       12        7        41       24
   Corporate...........     (7)      (7)      (4)     (18)      (15)      (8)
                        -------  -------   ------  -------   -------  -------
                        $  177   $  165    $ 141   $  259    $  319   $  275


(Millions of dollars)
                         -Quarter Ended June 30,-    Six Months Ended June 30,
                                --------1995------          --------1995------
                          1996  Pro Forma   Actual    1996  Pro Forma   Actual
                         -----  ---------   ------   -----  ---------   ------
OPERATING PROFIT
excluding 1996 CBI integration charges
   United States....... $   90   $   73    $  70   $  169    $  139   $  137
   South America.......     46       50       37       94       100       72
   Europe..............     32       28       26       61        54       50
   Canada, Mexico,
      Asia and Other...     16       21       12       35        41       24
   Corporate...........     (7)      (7)      (4)     (15)      (15)      (8)
                        -------  -------   ------  -------   -------  -------
                        $  177   $  165    $ 141   $  344    $  319   $  275

United States

Strong volume growth and the effect of newly acquired and recently consolidated package gases' and Surface Technologies' subsidiaries accounted for the sales increase for the quarter and six months ended June 30, 1996. For the quarter, U.S. industrial gases volumes increased 8%, while merchant liquid pricing increased 2%.

Operating profit improved 23% for the quarter with the operating margin increasing to 17.0% from 15.3% in the second quarter of 1995. Operating profit for the six month period, excluding the first quarter of 1996 CBI integration charge, improved 22% as compared to the 1995 period. The improvement is due primarily to the increased sales, cost improvements and a $2 million increase in technology cost allocations to the Canada, Mexico, Asia and Other segment within Praxair, partly offset by higher incentive compensation expenses due to the strong performance of Praxair stock in the quarter. Also affecting the results was an increase in the U.S. business portfolio of Package Gases' businesses which are characterized by lower operating margins and lower capital requirements.

South America

Sales for the quarter ended June 30, 1996 increased 3% primarily due to pricing improvement and sales volume growth partly offset by unfavorable currency translation effects ($17 million). Sales for the six months ended June 30, 1996 were flat over the 1995 period primarily due to the offsetting effect of the pricing improvement, sales volume growth and unfavorable currency translation effects ($40 million). Excluding the currency translation effects for the quarter and six months ended June 30, 1996, sales grew by 10% and 8%, respectively, over the 1995 periods.

Operating profit for the quarter and six months ended June 30, 1996 (excluding the first quarter of 1996 CBI integration charges) decreased 8% and 6%, respectively, as compared to the 1995 periods. This was due to unfavorable currency translation effects and higher energy and distribution costs partly offset by the pricing improvement and volume growth. Excluding the currency translation impact, operating profit for the quarter and six months ended June 30, 1996 decreased by 2% and increased by 1%, respectively, as compared to the 1995 periods.

Europe

Sales for the quarter and six months ended June 30, 1996 increased 7% and 12%, respectively, as compared to the 1995 periods due primarily to improved merchant and packaged gases pricing in Southern Europe and improved surface technologies results, including acquisitions.

Operating profit for the quarter and six months ended June 30, 1996 (excluding the first quarter of 1996 CBI integration charges) increased 14% and 13%, respectively, as compared to the 1995 periods due primarily to the sales growth and continued productivity improvements.

Canada, Mexico, Asia and Other

Sales for the quarter and six months ended June 30, 1996 increased 1% and 3%, respectively, as compared to the 1995 periods due to volume growth in Mexico and Asia and pricing improvement in Mexico partly offset by unfavorable currency translation effects, primarily in Mexico. Excluding the currency translation effects, sales for the quarter and six months ended June 30, 1996 increased 4% and 7%, respectively, as compared to the 1995 periods.

Operating Profit for the quarter and six months ended June 30, 1996 (excluding the first quarter of 1996 CBI integration charges) decreased 23% and 15%, respectively, as compared to the 1995 periods primarily due to a $2 million increase in technology cost allocations from the United States segment within Praxair, unfavorable currency translation effects and higher business development expenses in Asia, which more than offset the sales growth.

Liquidity, Capital Resources and other Financial Data

Cash Flow From Operations

Cash flow from operations in the first six months of 1996 increased by $28 million from $201 million to $229 million. This increase reflects increased cash received from customers due to sales growth and lower working capital requirements, partly offset by higher payments to employees and suppliers and increased interest on higher debt. Working capital decreased as compared to the 1995 period as a result of lower inventory and increased other current liabilities related to the CBI integration charges.

Investing

Cash flow used for investing in the first six months of 1996 totaled $1,968 million, an increase of $1,588 million from 1995. This increase was due primarily to the acquisition of CBI (see note 3 to the financial statements) and higher construction expenditures.

Construction expenditures for the first six months of 1996 totaled $437 million, up $194 million from the corresponding period in 1995. The increase is primarily in the United States and South America. On a worldwide basis, construction expenditures for the full year 1996 are expected to be more than $800 million with most of the increase over 1995 expected to continue to be in the United States and South America.

Investment expenditures for the first six months of 1996 totaled $1,542 million predominately due to the acquisition of CBI ($97 million excluding CBI). Also included are minority share purchases and acquisitions of independent packaged gases distributors and a Surface Technologies company in the United States, investments in Europe (Israel and Italy), South America, and Asia. Investment expenditures for the full year 1996 are expected to be over $150 million (excluding the acquisition of CBI), reflecting Praxair's packaged gases and Surface Technologies acquisition strategies, as well as increasing ownership of affiliates through minority share purchases and continued geographic expansion initiatives.

Financing

At December 31, 1995, Praxair's total debt outstanding was $1,318 million. Due to the CBI acquisition and increased capital expenditures, partially offset by the sale of common stock, debt increased by $1,976 million to $3,294 million at June 30, 1996. Praxair's debt-to-capital ratio increased from 46% at December 31, 1995 to 59% as of June 30, 1996. As of June 30, 1996, there were no borrowings under Praxair's $2.5 billion U. S. bank credit facility and in April, Praxair terminated CBI's $300 million revolving credit facility.

During the six months ended June 30, 1996, Praxair issued 12.6 million shares of common stock and used the proceeds of $462 million to repay short-term borrowings.

On April 15, 1996, Praxair issued $250 million of 6.70% non-redeemable Notes due 2001 with interest payable semi-annually. The proceeds from the Notes was used to repay outstanding commercial paper.

As discussed in Note 2 to the financial statements, on July 23, 1996, Praxair announced that AGA AB, of Stockholm, Sweden, has agreed to purchase, for about $200 million, five air separation plants (four of which are subject to FTC approval) which are included in Praxair's June 30, 1996 balance sheet as Assets held for sale - net. The after-tax proceeds from the sale will be used by Praxair to repay outstanding short-term debt.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

The Annual Meeting of the Shareholders of Praxair, Inc. was held on April 17, 1996. At that meeting, four directors were elected. In addition, the shareholders approved the 1996 Praxair, Inc. Senior Executive Performance Award Plan and an amendment to the 1992 Praxair, Inc. Long Term Incentive Plan. A shareholder proposal which had been submitted for inclusion in the Corporation's Proxy Statement was not presented for action at the meeting. The vote on each matter was as follows:

Election of Directors:

NOMINEE              VOTES FOR                VOTES WITHHELD
- - -------             -----------               --------------
John A. Clerico     115,119,679                  548,675
John J. Creedon     115,035,897                  632,457
Dale F. Frey        115,070,232                  598,122
Benjamin F. Payton  114,984,996                  683,358

Approval of an amendment to the 1992 Praxair, Inc. Long Term Incentive Plan:

 VOTES FOR         VOTES AGAINST          ABSTENTIONS        BROKER NON-VOTES
- - -----------        -------------          -----------        ----------------
108,593,126          4,381,589              688,377              2,005,262

Approval of the 1996 Praxair, Inc. Senior Executive Performance Award Plan:

 VOTES FOR         VOTES AGAINST          ABSTENTIONS        BROKER NON-VOTES
- - -----------        -------------          -----------        ----------------
105,268,620          7,478,031              916,441              2,005,262



Item 6.  Exhibits and Reports on Form 8-K

Exhibits

11.  Computation of Earnings per Share

27.  Financial Data Schedule

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  PRAXAIR, INC.
                                  -------------
                                   (Registrant)




Date:       August 7, 1996              By:       J. ROBERT VIPOND
      ------------------------               -----------------------------
                                                  J. ROBERT VIPOND
                                             Vice President and Controller
                                             (On behalf of the Registrant
                                             and as Chief Accounting Officer)

                               Exhibit Index
                               -------------


Exhibit No.
- - -----------------------------------------------------------------------------

 11.  Computation of Earnings per Share

 27.  Financial Data Schedule