Form 10-Q
period 1996-09-30
PRAXAIR INC
filed 1996-11-05
CIK 884905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1996
                                   ------------------
                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from            to
                                   ----------    ----------

Commission File Number   1-11037
                         -------


                                  Praxair, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                            06-124-9050
-------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


39 Old Ridgebury Road, Danbury, CT                            06810-5113
---------------------------------------                       ----------
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

                              Yes [X]         No [ ]

At September 30, 1996, 156,444,449 shares of common stock ($.01 par value) of the Registrant were outstanding.

                          FORWARD-LOOKING STATEMENTS




The forward-looking statements contained in this document concerning, among other things, projected capital spending, tax planning initiatives and effective tax rates, and the timing, proceeds and other terms of the disposition of businesses and assets held for sale, involve risks and uncertainties, and are subject to change based on various factors, including the impact of changes in worldwide and national economies, achievement of synergies and cost reductions in the integration of the recently acquired Liquid Carbonic business of CBI Industries, Inc., the timing of divestments and the proceeds realized therefrom, pricing fluctuations in foreign currencies, changes in interest rates, the continued timely development and acceptance of new products and processes, the impact of competitive products and pricing, the ability to achieve tax synergies that will reduce the effective tax rate for the CBI businesses, and the impact of tax and other legislation and regulation in the jurisdiction in which the company operates.

                                     INDEX



PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

    Consolidated Statement of Income - Praxair, Inc. and Subsidiaries Quarter and Nine Months Ended September 30, 1996 and 1995 (Unaudited)

    Condensed Consolidated Balance Sheet - Praxair, Inc. and Subsidiaries September 30, 1996 (Unaudited) and December 31, 1995

    Condensed Consolidated Statement of Cash Flows - Praxair, Inc. and Subsidiaries Nine Months Ended September 30, 1996 and 1995 (Unaudited)

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

                        PART I.  FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                        PRAXAIR, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

(Millions of dollars, except per share)

                                             Quarter Ended   Nine Months Ended
                                             September 30,     September 30,
                                           ----------------  -----------------
                                             1996     1995     1996     1995
                                           -------  -------  -------- --------

SALES                                      $1,115   $  795    $3,298   $2,339

Cost of sales, exclusive of
  depreciation and amortization .......       637      456     1,897    1,317
Selling, general and administrative ...       170      121       518      360
Depreciation and amortization .........       107       70       313      211
Research and development ..............        18       15        53       44
CBI integration charges ...............         -        -        85        -
Other expenses-net ....................        (7)      (3)      (17)      (4)
                                           -------  -------   -------  -------
OPERATING PROFIT ......................       190      136       449      411
Interest expense ......................        47       29       146       88
                                           -------  -------   -------  -------
INCOME BEFORE INCOME TAXES ............       143      107       303      323
Income taxes ..........................        36       29        73       88
                                           -------  -------   -------  -------
INCOME OF CONSOLIDATED ENTITIES .......       107       78       230      235
Minority interests ....................       (22)     (15)      (51)     (40)
Income from equity investments ........         3        1         7        1
                                           -------  -------   -------  -------
NET INCOME ............................    $   88   $   64    $  186   $  196

PER SHARE:
Net Income ............................    $ 0.54   $ 0.44    $ 1.18   $ 1.37
Cash dividends ........................    $ 0.095  $ 0.08    $ 0.285  $ 0.24



The accompanying notes are an integral part of these financial statements.

                        PRAXAIR, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEET

(Millions of dollars)
                                                  September 30,
                                                      1996       December 31,
                                                   (Unaudited)       1995
                                                  -------------  ------------
ASSETS

Cash and cash equivalents .......................    $    82       $    15
Accounts receivable .............................        891           617
Inventories .....................................        298           228
Assets held for sale - net ......................        472             -
Prepaid and other ...............................        119            70
                                                     --------      --------
     TOTAL CURRENT ASSETS .......................      1,862           930

Property, plant and equipment-net ...............      4,119         2,737
Other assets (including goodwill) ...............      1,478           467
                                                     --------      --------
     TOTAL ASSETS ...............................    $ 7,459       $ 4,134


LIABILITIES AND EQUITY

Accounts payable ................................    $   340       $   272
Short-term debt .................................      1,704           349
Current portion of long-term debt ...............         36            36
Other current liabilities .......................        574           372
                                                     --------      --------
     TOTAL CURRENT LIABILITIES ..................      2,654         1,029

Long-term debt ..................................      1,671           933
Other long-term obligations .....................        766           643
                                                     --------      --------
     TOTAL LIABILITIES ..........................      5,091         2,605

Minority interests ..............................        573           408
Shareholders' equity ............................      1,795         1,121
                                                     --------      --------
     TOTAL LIABILITIES AND EQUITY ...............    $ 7,459       $ 4,134



The accompanying notes are an integral part of these financial statements.

                        PRAXAIR, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

(Millions of dollars)
                                               Nine months ended September 30,
                                               -------------------------------
                                                         1996          1995
                                                     -----------   -----------
OPERATIONS
  Cash received from customers ...................    $ 3,184       $ 2,296
  Cash paid to employees, suppliers and other ....     (2,575)       (1,780)
  Interest paid-net ..............................       (170)          (87)
  Income taxes paid ..............................        (48)          (59)
                                                      --------      --------
      Net cash provided by operating activities ..        391           370
                                                      --------      --------

INVESTING
  Capital expenditures ...........................       (652)         (420)
  Investments ....................................     (1,594)         (168)
  Divestitures and asset sales ...................         27            22
                                                      --------      --------
      Net cash used for investing activities .....     (2,219)         (566)
                                                      --------      --------

FINANCING
  Short-term borrowings-net ......................      1,548           100
  Long-term borrowings ...........................        304           185
  Long-term debt repayments ......................       (480)         (138)
  Minority transactions and other ................          6           (15)
  Issuances of common stock ......................        568            83
  Purchases of common stock ......................         (7)          (37)
  Cash dividends .................................        (43)          (33)
                                                      --------      --------
      Net cash used for financing activities .....      1,896           145
                                                      --------      --------

Effect of exchange rate changes on cash and
  cash equivalents ...............................         (1)            -
                                                      --------      --------
Change in cash and cash equivalents ..............         67           (51)
Cash and cash equivalents beginning-of-year.......         15            63
                                                      --------      --------
Cash and cash equivalents end-of-period ..........    $    82       $    12



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

     Historically,  CBI  has  operated  in  three  major   business   segments:
     Industrial Gases (Liquid Carbonic), Contracting Services (Chicago Bridge and Iron) and Investments (primarily Statia Terminals). Because the Contracting Services and Investments businesses of CBI are not considered strategic to the combined company, Praxair intends to sell these businesses. Additionally, based on an agreement with the U.S. Federal Trade Commission on antitrust matters relating to the Acquisition, Praxair will sell four air separation plants operated by CBI's Liquid Carbonic segment in the United States. It is Praxair's intention to complete these sales within a year (see paragraphs at the end of this footnote for progress made on these sales). Accordingly, the assets, liabilities, debt and operations related to these businesses have been eliminated from the historical consolidated financial statements and are shown in the unaudited combined condensed balance sheet at September 30, 1996 as Assets held for sale - net at amounts equal to estimated net realizable values adjusted for anticipated earnings, interest and other carrying costs until sale.

     The purchase price for the common stock of CBI has been allocated to assets and liabilities of CBI based on CBI's current estimated net realizable values, earnings and carrying costs related to businesses held for sale. These allocations will be adjusted based on the amounts of actual proceeds, earnings and carrying costs for businesses held for sale, and appraisals, valuations and other studies which will be completed over the next several months. Praxair has recorded approximately $750 million as goodwill, representing the costs in excess of the fair value of net assets acquired (shown on the balance sheet in Other assets), which is being amortized on a straight line basis over forty years. The results of CBI's operations have been included in the consolidated financial statements effective January 1, 1996.

     The following table provides the unaudited pro forma consolidated results of operations for the quarter and nine-months ended September 30, 1995, reflecting the acquisition as though it had occurred at January 1, 1995. The 1995 pro forma amounts are based upon the historical consolidated financial statements of Praxair and CBI combined and adjusted to give effect to the acquisition using the purchase method of accounting and to eliminate the operations and interest carrying costs related to acquired businesses to be sold. This unaudited pro forma financial information is not necessarily indicative of the results of the combined company that would have occurred had the acquisition occurred at the beginning of 1995 nor are they necessarily indicative of future operating results.

(Millions of dollars, except per share data)

                                   Period Ended September 30, 1995
                                   -------------------------------
                                       Quarter    Nine Months
                                       -------    -----------

SALES.................................  $1,034      $3,055

Cost of sales, exclusive of
   depreciation and amortization......     596       1,745
Selling, general and administrative...     165         495
Depreciation and amortization.........     101         296
Research and development..............      18          51
Other (income) expenses-net...........      (4)         (9)
                                        -------     -------
OPERATING PROFIT......................     158         477
Interest expense......................      57         166
                                        -------     -------
INCOME BEFORE INCOME TAXES............     101         311
Income taxes..........................      28          95
                                        -------     -------
INCOME OF CONSOLIDATED ENTITIES.......      73         216
Minority interests....................     (18)        (50)
Income from equity investments........       3           4
                                        -------     -------
NET INCOME............................  $   58      $  170
NET INCOME PER SHARE..................  $ 0.40      $ 1.20

     As described above, Praxair intends to sell CBI's Contracting Services and Investments businesses and four air separation plants operated by CBI's Liquid Carbonic segment in the United States. Accordingly, the net assets related to these businesses are shown in the unaudited condensed balance sheet at September 30, 1996 as Assets held for sale - net at amounts equal to estimated net realizable values adjusted for anticipated earnings, interest and other carrying costs until sale. Upon sale, any difference between the actual after-tax proceeds received and the carrying value of the assets sold will be recorded as an adjustment to the original purchase price allocation. The following provides summary data for activity during the nine months ended September 30, 1996 related to these businesses

(Millions of dollars)

Assets held for sale - net, date of acquisition... $ 476
Add:  Interest carrying costs and other...........    13
Less: Net income of operations held for sale......   (12)
      After tax proceeds from sale of businesses     (5)
                                                   ------
Assets held for sale - net, September 30, 1996.... $ 472

     On July 23, 1996, Praxair announced that AGA AB, of Stockholm, Sweden, has agreed to purchase, for about $200 million pre-tax, five air separation plants (four in the United States and one in Spain). The sale of the four U.S. plants is required by the U.S. Federal Trade Commission (FTC). Subsequent to September 30, 1996 this transaction was completed.

     On September 30, 1996, Praxair announced that it has reached a definitive agreement to sell Statia Terminals, Inc., and its affiliated companies for $210 million pre-tax to Castle Harlan Partners II, L.P., and the management of Statia Terminals (subject to financing and regulatory approval). Proceeds from this transaction are expected in the fourth quarter of 1996.

     Praxair continues to work towards an initial public offering of Chicago Bridge & Iron in early 1997.

     These assets are included in Praxair's September 30, 1996 balance sheet as Assets held for sale - net. The after-tax proceeds from these transactions, after repayment of substantial debt related to the Statia business, will be used by Praxair to repay outstanding short-term debt and will reduce the Assets held for sale - net balance.

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

     Through September 30, 1996, actual separations totaled approximately 1,200 employees and at September 30, 1996, the remaining accrual balance was $61 million.

4.   Inventories

     The following is a summary of Praxair's consolidated inventories:

    (Millions of dollars)
                                   September 30,
                                        1996     December 31,
                                    (Unaudited)      1995
                                    -----------  ------------
    Raw materials and supplies......   $ 111       $  86
    Work in process.................      42          54
    Finished goods..................     145          88
                                       -----       -----
                                       $ 298       $ 228

5.   Shareholders' Equity

     Changes in Shareholders' Equity were as follows:

(Thousands of shares)
                                     Common    Treasury
                                      Stock     Stock
                                     ------    --------
Balance, January 1, 1996...........  140,624      89
Common stock issuance (a)..........   12,650       -
Other Common stock  activity (b)...    3,182     (78)
                                     -------     ----
Balance, September 30, 1996........  156,456      11

(Millions of dollars)
                               Additional          Cumulative
                        Common Paid-In    Retained Translation Treasury
                         Stock Capital    Earnings Adjustment  Stock    Total
                        ------ ---------- -------- ----------- ------ -------
Balance, January 1, 1996..$  1  $  748     $ 474     $ (101)   $(1)   $1,121
Net income................                   186                         186
Dividends - common stock..                   (43)                        (43)
Common stock issuance (a).   1     461                                   462
Other Common stock
  activity (b)............         100                           1       101
Translation adjustments...                              (32)             (32)
                        ------ ---------- -------- ----------- ------ -------
Balance,
  September 30, 1996......$  2  $1,309(c)  $ 617     $ (133)   $ -    $1,795

(a) During the quarter ended March 31, 1996, Praxair sold 12,650,000 shares of common stock in a public offering.
(b) Relates to issuances of common stock for the Dividend Reinvestment and Stock Purchase Plan, and employee savings and incentive plans, and purchases and sales of common stock.
(c) Net of unearned performance stock of $1 million.

     During the quarter and nine months ended September 30, 1996, Praxair granted options for 646,750 and 1,498,800 shares, respectively, of common stock having option prices ranging from $34.13 to $40.88 per share, the closing market price of Praxair's common stock on the day of the grants. At September 30, 1996, there were 10,907,300 shares under option at prices ranging from $9.80 to $40.88 per share (weighted average of $18.31) of which options for 7,709,350 shares were exercisable at prices ranging from $9.80 to $23.63 per share (weighted average of $14.21). During the quarter and nine months ended September 30, 1996, 385,535 and 1,993,345 options were exercised, respectively.

6.   Earnings Per Share

     Earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding and common stock equivalents. Weighted average common shares and common stock equivalents used to compute earnings per share amounts were as follows:


Quarter ended September 30, 1996.................  162,315,717
Quarter ended September 30, 1995.................  144,832,467
Nine-months ended September 30, 1996.............  157,499,700
Nine-months ended September 30, 1995.............  143,232,173

7.  Debt and Financial Instruments

    Debt - The following is a summary of Praxair's outstanding debt at September 30, 1996 and December 31, 1995. The changes relate primarily to the acquisition of CBI (see Note 2) and the sale of common stock (see Note
    5):

(Millions of dollars)
                                       September 30,  December 31,
                                            1996        1995
                                       -------------  ------------
Current
Short-term debt:
  Commercial paper......................  $  988      $  118
  Other U.S. bank borrowings............     328         106
  International borrowings..............     388         125
Current portion of long-term debt.......      36          36
                                          ------      ------
Total Current Debt......................   1,740         385

Long-term
6.75% Notes due 2003....................     300         300
8.70% Debentures due 2022...............     300         300
6.70% Notes due 2001....................     250           -
Commercial paper (see note below).......     250           -
6.85% Notes due 2005....................     150         150
Canadian subsidiary borrowings..........      90          90
Brazilian subsidiary borrowings.........     102          35
Other borrowings........................     265          94
                                          ------      ------
                                           1,707         969
Less: Current portion of long-term debt..     36          36
                                          ------      ------
Total Long-term Debt.....................  1,671         933
                                          ------      ------
Total Debt............................... $3,411      $1,318

     On April 15, 1996, Praxair issued $250 million of 6.70% non-redeemable Notes due 2001 with interest payable semi-annually. The proceeds from the Notes was used to repay outstanding commercial paper.

           On September 28, 1996, Praxair redeemed $80 million of Senior ESOP Notes which were due through 2002. The Notes had been used to finance CBI's ESOP which was terminated.

     On October 30, 1996, Praxair completed an offering of $250 million of 6.90% non-redeemable Notes due 2006 with interest payable semi-annually. The proceeds from the Notes will be used to repay outstanding commercial paper and short-term debt, and for general corporate purposes. Accordingly, at September 30, 1996, $250 million of Praxair's commercial paper has been classified as long-term in the condensed consolidated balance sheet.

    Financial Instruments - At September 30, 1996, the notional amount of interest rate derivatives outstanding was $2,115 million ($565 million at December 31, 1995). Activity for the nine month period ended September 30,1996 includes the addition of $1,800 million of interest rate swaps that mature within 1 year and convert variable to fixed rate debt; $100 million of swaps acquired in the CBI acquisition that mature through 2001 and convert variable to fixed rate debt; $600 million of forward-starting interest rate swaps that mature in 1997 and convert variable to fixed rate debt; and $950 million of swaps that matured during the period.

     At September 30, 1996, Praxair had $216 million of currency exchange forward contracts outstanding ($284 million at December 31, 1995), primarily to hedge balance sheet exposures. These contracts generally mature within a year.

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

The following discussion of Praxair's consolidated and geographic segments results compares the quarter and nine months ended September 30, 1996 and the quarter and nine months ended September 30, 1995 based upon the unaudited pro forma consolidated results of operations reflecting the CBI acquisition as though it had occurred at January 1, 1995.

Consolidated Results

The following provides summary data for the quarter and nine months ended September 30, 1996 and 1995.

(Millions of dollars, except percent)
                                                            Percent
                                                            Change
                                        --------1995------  versus
Quarter Ended September 30,       1996  Pro forma   Actual  Pro Forma
---------------------------      ------ ---------   ------  ---------
Sales..........................  $1,115   $1,034     $ 795    +  8%
Operating profit...............  $  190   $  158     $ 136    + 20%
Interest expense...............  $   47   $   57     $  29    - 18%
Effective tax rate.............      25%      28%       27%   -  3%
Net income.....................  $   88   $   58     $  64    + 52%


(Millions of dollars, except percent)
                                                             Percent
                                                             Change
                                         --------1995------  versus
Nine Months Ended September 30,   1996   Pro forma   Actual  Pro Forma
-------------------------------  ------  ---------   ------  ---------
Sales..........................  $3,298   $3,055     $2,339   +  8%
Operating profit...............  $  449   $  477     $  411
Operating profit, excluding
  CBI integration charges......  $  534   $  477     $  411   + 12%
Interest expense...............  $  146   $  166     $   88   - 12%
Effective tax rate.............      24%      31%        27%
Effective tax rate, excluding
  CBI integration charges......      26%      31%        27%  -  5%
Net income.....................  $  186   $  170     $  196
Net income, excluding
  CBI integration charges......  $  239   $  170     $  196   + 41%

The sales growth of 8% for the quarter and nine month period was predominately due to increased sales volumes, increased pricing, and the effect of newly acquired and recently consolidated packaged gases' and Surface Technologies' subsidiaries partly offset by unfavorable currency translation effects. Merchant and packaged gases prices were up in all geographic segments. Surface Technologies posted record sales, increasing 13% for the quarter (14% for the nine month period), excluding currency and acquisitions.

The sales growth along with productivity gains were primarily responsible for the increase in Operating profit for the quarter and nine month period
(excluding the CBI integration charges). Increased depreciation and amortization reflected new projects coming on-stream which contributed to the sales growth, as well as goodwill associated with packaged gases and surface technologies acquisitions. Selling, general and administrative expenses increased primarily due to newly acquired subsidiaries and higher incentive compensation expenses, partially offset by cost improvements. However, Selling, general and administrative expenses as a percentage of sales declined due to productivity improvements and cost synergies associated with the integration of the Liquid Carbonic business.Worldwide currency translation effects for the quarter and nine month period reduced operating profit by $7 million and $16 million, respectively, primarily in Brazil, Europe and Mexico.

Interest expense decreased versus the 1995 pro forma amounts, primarily due to lower interest rates and the issuance of 12.6 million shares of Praxair common stock at the end of the first quarter of 1996, the proceeds of which were used to lower debt levels. The effective tax rate for the quarter was 25% and for the nine month period (excluding the tax benefit associated with the first quarter of 1996 CBI integration charges) was 26%, a decrease of 3% and 5%, respectively, from the effective tax rates of the 1995 pro forma periods. The decreases are due primarily to tax planning initiatives which are expected to reduce Praxair's effective tax rate to approximately 26% for the full year 1996 and the next two years.

Net Income for the quarter and nine month periods (excluding the first quarter of 1996 CBI integration charges) increased over the 1995 pro forma amounts due principally to higher operating profit, lower interest expense and a lower effective tax rate. Worldwide currency translation effects decreased net income for the quarter and nine month period by $5 million and $9 million, respectively, or $.03 and $.06 per share.

The number of employees at September 30, 1996 was 24,711 (excluding employees of the operations held for sale) which, when adjusted for acquisitions other than CBI, reflects a decrease of approximately 1,400 from December 31, 1995. The decrease is principally the result of Praxair's worldwide productivity improvement initiatives and the integration of Liquid Carbonic, predominately in South America and the United States.

Segment Discussion

This summary of Sales, Operating profit and Operating profit excluding CBI integration charges by geographic segment provides a basis for the discussion that follows:

(Millions of dollars)
                             Quarter Ended                Nine Months Ended
                             September 30,                  September 30,
                        -------------------------     ------------------------
                               -------1995-------           -------1995-------
                         1996  Pro Forma   Actual     1996  Pro Forma   Actual
                        -----  ---------   ------     ----- ---------   ------
SALES
   United States...... $  543   $  496    $ 405      $1,594   $1,428   $1,158
   South America......    253      234      167         737      717      507
   Europe.............    148      135      119         456      411      365
   Canada, Mexico,
      Asia and Other..    171      169      104         511      499      309
                       -------  -------   ------     -------  -------  -------
                       $1,115   $1,034    $ 795      $3,298   $3,055   $2,339


(Millions of dollars)
                             Quarter Ended                Nine Months Ended
                             September 30,                  September 30,
                        -------------------------     ------------------------
                               -------1995-------           -------1995-------
                         1996  Pro Forma   Actual     1996  Pro Forma   Actual
                        -----  ---------   ------     ----- ---------   ------
OPERATING PROFIT
   United States...... $   92   $   76    $  72     $  224    $  215   $  209
   South America......     57       46       34        138       146      106
   Europe.............     25       22       20         82        76       70
   Canada, Mexico,
      Asia and Other..     22       22       14         29        63       38
   Corporate..........     (6)      (8)      (4)       (24)      (23)     (12)
                       -------  -------   ------    -------   -------  -------
                       $  190   $  158    $ 136     $  449    $  477   $  411


(Millions of dollars)
                             Quarter Ended                Nine Months Ended
                             September 30,                  September 30,
                        -------------------------     ------------------------
                               -------1995-------           -------1995-------
                         1996  Pro Forma   Actual     1996  Pro Forma   Actual
                        -----  ---------   ------     ----- ---------   ------
OPERATING PROFIT
excluding 1996 CBI integration charges
   United States...... $   92   $   76    $  72     $  261    $  215   $  209
   South America......     57       46       34        151       146      106
   Europe.............     25       22       20         86        76       70
   Canada, Mexico,
      Asia and Other..     22       22       14         57        63       38
   Corporate..........     (6)      (8)      (4)       (21)      (23)     (12)
                       -------  -------   ------    -------   -------  -------
                       $  190   $  158    $ 136     $  534    $  477   $  411

United States

The sales increase for the quarter and nine months ended September 30, 1996 of 9% and 12%, respectively, as compared to the 1995 pro forma amounts is primarily due to strong volume growth and the effect of newly acquired and recently consolidated package gases' and Surface Technologies' subsidiaries. For the quarter, U.S. industrial gases volumes increased 8%, while merchant liquid pricing increased 1% and packaged gases' pricing increased 4%.

Operating profit improved 21% for the quarter with the operating margin increasing to 16.9% from 15.3% in the third quarter of 1995. Operating profit for the nine month period, excluding the first quarter of 1996 CBI integration charge, improved 21% as compared to the 1995 period. The improvement is due primarily to the increased sales, cost improvements and an increase in technology cost allocations to the Canada, Mexico, Asia and Other segment within Praxair ($1 million and $3 million, respectively, for the quarter and nine month periods), partly offset by higher incentive compensation expenses. Also affecting the results was an increase in the U.S. business portfolio of Package Gases' businesses which are characterized by lower operating margins and lower capital requirements.

South America

Sales for the quarter and nine months ended September 30, 1996 increased 8% and 3%, respectively, as compared to the 1995 periods primarily due to sales volume growth and pricing improvement partly offset by unfavorable currency translation effects. Excluding the currency translation effects for the quarter and nine months ended September 30, 1996, sales grew by 14% and 10%, respectively, over the 1995 periods.

Operating profit for the quarter and nine months ended September 30, 1996 (excluding the first quarter of 1996 CBI integration charges) increased 24% and 3%, respectively, as compared to the 1995 periods. This was primarily due to the sales growth discussed above and improved revenues from past due government accounts partly offset by unfavorable currency translation effects and higher energy and distribution costs. Excluding the currency translation impact, operating profit for the quarter and nine months ended September 30, 1996 increased by 33% and 11%, respectively, as compared to the 1995 periods.

Europe

Sales for the quarter and nine months ended September 30, 1996 increased 10% and 11%, respectively, as compared to the 1995 pro forma amounts due primarily to volume growth, the effect of newly acquired subsidiaries, improved merchant and packaged gases pricing in Southern Europe and improved surface technologies results.

Operating profit for the quarter and nine months ended September 30, 1996 (excluding the first quarter of 1996 CBI integration charges) increased 14% and 13%, respectively, as compared to the 1995 periods due primarily to the sales growth and continued productivity improvements.

Canada, Mexico, Asia and Other

Sales for the quarter and nine months ended September 30, 1996 increased 1% and 2%, respectively, as compared to the 1995 pro forma amounts due to volume growth in Mexico and Asia and pricing improvement in Mexico partly offset by unfavorable currency translation effects, primarily in Mexico. Excluding the currency translation effects, sales for the quarter and nine months ended September 30, 1996 increased 6% and 7%, respectively, as compared to the 1995 periods.

Operating Profit for the quarter and nine months ended September 30, 1996 (excluding the first quarter of 1996 CBI integration charges) was flat and decreased 10%, respectively, as compared to the 1995 periods primarily due to an increase in technology cost allocations from the United States segment within Praxair ($1 million and $3 million, respectively, for the quarter and nine month periods), unfavorable currency translation effects and higher business development expenses in Asia, which more than offset the sales growth.

Liquidity, Capital Resources and other Financial Data

Cash Flow From Operations

Cash flow from operations in the first nine months of 1996 increased by $21 million from $370 million to $391 million. This reflects increased cash received from customers due to sales growth and lower working capital requirements, partly offset by higher payments to employees and suppliers and increased interest on higher debt. Working capital decreased as compared to the 1995 period as a result of lower inventory and prepaid expenses and increased other current liabilities related to the CBI integration charges.

Investing

Cash flow used for investing in the first nine months of 1996 totaled $2,219 million, an increase of $1,653 million from 1995. This increase was due primarily to the acquisition of CBI (see note 2 to the financial statements) and higher construction expenditures.

Construction expenditures for the first nine months of 1996 totaled $652 million, up $232 million from the corresponding period in 1995. The increase is primarily in the United States and South America. On a worldwide basis, construction expenditures for the full year 1996 are expected to be more than $800 million with most of the increase over 1995 expected to continue to be in the United States and South America.

Investment expenditures for the first nine months of 1996 totaled $1,594 million predominately due to the acquisition of CBI ($149 million excluding
CBI). Also included are minority share purchases and acquisitions of independent packaged gases distributors and Surface Technologies companies in the United States and Germany, investments in Europe (Israel and Italy), South America, and Asia. Investment expenditures for the full year 1996 are expected to be approximately $200 million (excluding the acquisition of CBI), reflecting Praxair's packaged gases and Surface Technologies acquisition strategies, as well as increasing ownership of affiliates through minority share purchases and continued geographic expansion initiatives.

Financing

Due to the CBI acquisition and increased capital expenditures, partially offset by the sale of common stock, debt increased by $2,093 million to $3,411 million at September 30, 1996. Praxair's debt-to-capital ratio increased from 46% at December 31, 1995 to 59% as of September 30, 1996. As of September 30, 1996, there were no borrowings under Praxair's $2.5 billion U. S. bank credit facility and in April, Praxair terminated CBI's $300 million revolving credit facility.

During the nine months ended September 30, 1996, Praxair issued 12.6 million shares of common stock and used the proceeds of $462 million to repay short-term borrowings.

On April 15, 1996, Praxair issued $250 million of 6.70% non-redeemable Notes due 2001 with interest payable semi-annually. The proceeds from the Notes was used to repay outstanding commercial paper.

On October 30, 1996, Praxair completed an offering of $250 million of 6.90% non-redeemable Notes due 2006 with interest payable semi-annually. The proceeds from the Notes will be used to repay outstanding commercial paper and short-term debt, and for general corporate purposes. Accordingly, at September 30, 1996, $250 million of Praxair's commercial paper has been classified as long-term in the consolidated balance sheet.


As discussed in Note 2 to the financial statements, subsequent to September 30, 1996 Praxair sold five air separation plants for about $200 million, pre-tax. Additionally, on September 29, 1996 Praxair announced that it has reached a definitive agreement to sell Statia Terminals, Inc., and its affiliated companies for $210 million pre-tax to Castle Harlan Partners II, L.P., and the management of Statia Terminals (subject to financing and regulatory approval). Praxair continues to work towards an initial public offering of Chicago Bridge & Iron in early 1997. These businesses are included in Praxair's September 30, 1996 balance sheet as Assets held for sale - net. The after-tax proceeds from these transactions, after repayment of substantial debt related to the Statia business, will be used by Praxair to repay outstanding short-term debt.

PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

Exhibits

11.  Computation of Earnings per Share

27.  Financial Data Schedule

Reports on Form 8-K

On September 19, 1996, Praxair filed a Current Report on Form 8-K relating to a lawsuit filed by Airgas, Inc. against Praxair, Inc. on September 9, 1996 relating to the CBI acquisition. Praxair believes that the Airgas claims are wholly without merit and intends to vigorously defend the case.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  PRAXAIR, INC.
                                  -------------
                                   (Registrant)




Date:     November 5, 1996              By:       J. ROBERT VIPOND
      -------------------------              -----------------------------
                                                  J. ROBERT VIPOND
                                             Vice President and Controller
                                             (On behalf of the Registrant
                                             and as Chief Accounting Officer)

                               Exhibit Index
                               -------------


Exhibit No.
-----------------------------------------------------------------------------

 11.  Computation of Earnings per Share

 27.  Financial Data Schedule