Form 10-K405
period 1996-12-31
PRAXAIR INC
filed 1997-03-14
CIK 884905

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1996
                           Commission file number 1-11037



                                PRAXAIR, INC.
                               1996 FORM 10-K




Praxair, Inc.                        Tel.  (203) 837-2000
39 Old Ridgebury Road                State of incorporation: Delaware
Danbury, Connecticut 06810-5113      IRS identification number: 06-124 9050


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


TITLE OF EACH CLASS:                            REGISTERED ON :

Common Stock ($.01 per value)                   New York Stock Exchange
Common Stock Purchase Rights                    New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Security Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

At January 31, 1997, 157,630,505 shares of common stock of Praxair, Inc. were outstanding. The aggregate market value of common stock held by non-affiliates at January 31, 1997 was approximately $7,280 million.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 1996 Annual Report to Shareholders of the Registrant are incorporated in Parts I, II and IV of this report. Also, portions of the Proxy Statement of Praxair, Inc., dated March 7, 1997, are incorporated in Part III of this report.

The Index to Exhibits is located on page 12 of this report.

                          FORWARD-LOOKING STATEMENTS

The forward-looking statements contained in this document concerning, among other things, projected earnings, capital spending, effective tax rates, and the timing, proceeds and other terms of the disposition of businesses and assets held for sale, involve risks and uncertainties, and are subject to change based on various factors, including the impact of changes in worldwide and national economies, achievement of synergies and cost reductions in the integration of the recently acquired Liquid Carbonic business of CBI Industries, Inc., the timing of divestments and the proceeds realized therefrom, pricing fluctuations in foreign currencies, changes in interest rates, the continued timely development and acceptance of new products and processes, the impact of competitive products and pricing, the ability to achieve tax synergies that will reduce the effective tax rate for the CBI businesses, and the impact of tax and other legislation and regulation in the jurisdictions in which the company operates.

                                     INDEX




PART I

Item 1: Business

Item 2: Properties

Item 3: Legal Proceedings

Item 4: Submission of Matters to a Vote of Security Holders



PART II

Item 5: Market for Registrant's Common Equity and Related Shareholder Matters

Item 6: Selected Financial Data

Item 7: Management's Discussion and Analysis

         of Financial Condition and Results of Operations

Item 8: Financial Statements and Supplementary Data

Item 9: Changes in and Disagreements

         with Accountants on Accounting and Financial Disclosure



PART III

Item 10: Directors and Executive Officers of the Registrant

Item 11: Executive Compensation

Item 12: Security Ownership of Certain Beneficial Owners and Management

Item 13: Certain Relationships and Related Transactions



PART IV

Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K



Signatures



Index to Exhibits

                                           PART I
                                                 PRAXAIR, INC. AND SUBSIDIARIES


ITEM 1. BUSINESS

GENERAL - Praxair, Inc. (Praxair or Company) was founded in 1907 and became an independent publicly-traded company on June 30, 1992. Praxair was the first company in the United States to produce oxygen from air using a cryogenic process. Praxair has been, and continues to be, a major technological innovator in the industrial gases industry and has done much to create value for its customers by developing new applications for industrial gases and to open new markets by lowering the cost of supply.

Praxair is the largest industrial gases company in North and South America and the third largest worldwide. The Company is the world's largest supplier of carbon dioxide. Praxair's primary products are atmospheric gases (oxygen, nitrogen, argon, rare gases) and process gases (carbon dioxide, helium, hydrogen, electronics gases, acetylene). The Company's coatings services business, operated through Praxair Surface Technologies, supplies wear-resistant and high-temperature corrosion-resistant metallic and ceramic coatings and powders. Sales for Praxair were $4,449, $3,146, and $2,711 million for 1996, 1995 and 1994, respectively, with industrial gases accounting for 91% of sales in 1996, 90% in 1995 and 91% in 1994, and coatings services/other accounting for the balance.

During 1996, Praxair acquired the common stock of CBI Industries, Inc. (CBI) (See Note 2 to Consolidated Financial Statements). CBI operated in three major business segments: Industrial Gases (Liquid Carbonic), Contracting Services (Chicago Bridge & Iron Company) and Investments (primarily Statia Terminals). The Industrial Gases segment is the world's largest supplier of carbon dioxide in its various forms and produces, processes and markets a wide variety of other industrial/medical and specialty gases, and assembles and sells industrial gas-related equipment. Praxair determined that the Contracting Services and Investments segments of CBI are not strategic to the combined company and, during 1996, sold or took action to sell those businesses. Additionally, based on an agreement with the U. S. Federal Trade Commission, Praxair sold four air separation plants operated by Liquid Carbonic in the United States. The remaining businesses to be sold are accounted for as acquired assets held for sale.

Gases  produced  by  the  Company  find  wide  use in the aerospace,  beverage, chemicals, electronics, environmental remediation, food processing and preservation, glass, medical, metal fabrication, oil and gas, primary metals, pulp and paper, and various other industries. By using the gases that Praxair produces and, in many cases, the proprietary processes that it invents, customer value is created through improved product quality, increased productivity, conservation of energy, and the attainment of environmental improvement objectives. The Company has been and continues to be a major technological innovator in the industrial gases industry and, working with customers, has done much to increase the use of its industrial gases to support the manufacture of other products and for many other uses. Historically, consumption of industrial gases has increased at approximately 1.5x-2.0x local GDP growth in countries in which the Company does business.

INDUSTRIAL GASES PRODUCTS AND MANUFACTURING PROCESSES
Atmospheric gases are the highest volume products produced by Praxair. Using air as its raw material, Praxair produces oxygen, nitrogen and argon through several air separation processes. As a pioneer in the industrial gases industry, Praxair has been a leader in developing a wide range of proprietary and patented applications and supply systems technology. In recent years, Praxair has developed and commercialized new air separation technologies for the production of industrial gases and is a recognized leader in this rapidly growing market segment. These technologies open important new markets and optimize production capacity for the Company by lowering the cost of supply of industrial gases. These new technologies include proprietary vacuum pressure swing adsorption ("VPSA") and membrane separation to produce gaseous oxygen and nitrogen, respectively.

                                                 PRAXAIR, INC. AND SUBSIDIARIES


Process gases, including carbon dioxide, carbon monoxide, hydrogen, helium and acetylene, are produced by different methods than air separation. Most carbon dioxide is purchased from by-product sources, including chemical plants, refineries and industrial processes, or from carbon dioxide wells, and is processed in Praxair's own plants to produce commercial carbon dioxide. Most of the helium sold by Praxair is derived from certain helium-rich natural gas streams in the United States, with additional supplies being acquired from outside the United States. Hydrogen and carbon monoxide are produced by purifying hydrocarbon sources or by purifying by-product sources obtained from the chemical and petrochemical industries. Acetylene is typically produced from calcium carbide and water.

INDUSTRIAL GASES DISTRIBUTION
There are three basic distribution methods for industrial gases: (i) on-site or tonnage; (ii) merchant liquid; and (iii) packaged or cylinder gases. These distribution methods are often integrated, with products from all three supply modes coming from the same plant. The method of supply is generally determined by the lowest cost means of meeting the customer's needs, depending upon factors such as volume requirements, purity, pattern of usage, and the form in which the product is used (as a gas or as a cryogenic liquid).

ON-SITE. Customers that require the largest volumes of product (typically oxygen, nitrogen and hydrogen) and that have a relatively constant demand pattern are supplied by cryogenic on-site plants. Praxair constructs plants on or adjacent to these customers' sites and supplies the product directly to customers. Because these are usually dedicated plants, the product supply contracts generally are total requirement contracts, typically having 10-20 year terms and containing minimum purchase requirements and price escalation provisions. Many of the cryogenic on-site plants also produce liquid products for the merchant market. New advanced air separation processes allow on-site delivery to customers with smaller volume requirements. Customers using these systems usually enter into requirement contracts with terms typically ranging from 5-15 years.

MERCHANT. The merchant business is generally associated with distributable liquid oxygen, nitrogen, argon, carbon dioxide, hydrogen and helium. Atmospheric gases for the merchant business are produced by cryogenic processes whereas carbon dioxide, hydrogen and helium are produced by other processes as discussed earlier. The deliveries generally are made from Praxair's plants by tanker truck to storage containers owned and maintained by Praxair at the customer's site. Although merchant oxygen and nitrogen generally have a relatively small distribution radius from the plants at which they are produced, merchant argon, hydrogen and helium can be shipped much longer distances. The agreements used in the merchant business are usually three to five year requirement contracts except for carbon dioxide which typically has one year requirement contracts.

PACKAGED GASES. Customers requiring small volumes are supplied products in metal containers called cylinders, usually at medium to high pressure. These so-called packaged gases include the atmospheric gases, carbon dioxide, hydrogen, helium and acetylene. Praxair also produces and distributes in cylinders a wide range of specialty gases and mixtures. Cylinders may be delivered to the customer's site or picked up by the customer at a packaging facility or retail store. Packaged gases are generally sold by purchase orders.

In the United States, most cylinder products are sold along with welding equipment (hardgoods) by distributors that buy the merchant product from industrial gases producers and package the product at their own facilities. Praxair has a large network of independent distributors and owns equity interests in distributor operations in 26 states in the U.S. and Puerto Rico. Praxair has acquired independent distributors in various locations in the United States.

                                                 PRAXAIR, INC. AND SUBSIDIARIES


SURFACE TECHNOLOGIES
Praxair's surface technologies business provides metallic and ceramic coatings services for parts and equipment provided by customers. It also provides aircraft engine and airframe component overhaul services and sells a variety of specialty powders. The coatings extend wear life at high temperatures and under corrosive conditions. These coatings are applied at Praxair's facilities using a variety of thermal spray coatings processes. The coated parts are finished to the customer's precise specifications before shipment. Customers for Praxair's surface technologies products and services include the aircraft, electronics, metal finishing, paper, petrochemical, printing and textile industries.

INVENTORIES- Praxair carries inventories of merchant and cylinder gases and coatings materials to supply products to its customers on a reasonable delivery schedule. On-site plants and pipeline complexes have limited inventory. Inventories, inventory obsolescence and backlogs are not material to Praxair's business.

CUSTOMERS-Praxair is not dependent, to a significant extent, upon a single customer or a few customers.

INTERNATIONAL-Praxair is a global enterprise with slightly over half of its 1996 sales outside of the United States. It conducts industrial gases business through subsidiary and affiliated companies in Argentina, Australia, Belgium, Belize, Bolivia, Brazil, Canada, Chile, Colombia, Costa Rica, France, Germany, Indonesia, India, Israel, Italy, Japan, Korea, Mexico, the Netherlands, the People's Republic of China, Paraguay, Peru, Poland, Portugal, Spain, Thailand, Turkey, Uruguay and Venezuela. S.I.A.D. (Societa Italiana Acetilene & Derivati S.p.A.), an Italian company carried at equity, also has established positions in Austria, Bulgaria, the Czech Republic and Slovenia. Praxair's surface technologies business has operations in Denmark, France, Germany, Italy, Japan, Singapore, Switzerland and the United Kingdom.

Praxair's international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other economic, political and regulatory policies of local governments. Also, see Note 1 of the section captioned "Notes to Consolidated Financial Statements" included in Praxair's 1996 Annual Report to Shareholders.

SEASONALITY-Praxair's  business   is   generally   not   subject   to  seasonal
fluctuations to any significant extent.

RESEARCH AND DEVELOPMENT-Praxair's research and development is directed toward developing new and improved methods for the production and distribution of industrial gases and the development of new markets and applications for these gases. This results in the frequent introduction of new industrial gas applications. It has also led to the development of new advanced air separation process technologies. Research and development for industrial gases is principally conducted at Tonawanda and Tarrytown, New York; Chicago,
Illinois;  Rio  de  Janeiro,   Brazil;   Mississauga,   Canada   and   Norwood,
Massachusetts.

Praxair conducts research and development for its surface technologies to improve the quality and durability of coatings and the use of specialty powders for new applications and industries. Surface technologies research is conducted at Indianapolis, Indiana and Okegawa, Japan.

PATENTS AND TRADEMARKS-Praxair owns or licenses a large number of United States and foreign patents that relate to a wide variety of products and processes. Praxair's patents expire at various times over the next 20 years. While these patents and licenses are considered important, Praxair does not consider its business as a whole to be materially dependent upon any one particular patent or patent license. Praxair also owns a large number of trademarks.

                                                 PRAXAIR, INC. AND SUBSIDIARIES


RAW MATERIALS AND ENERGY-Energy is the largest single cost item in the production and distribution of industrial gases. Principal risks to Praxair's business and financial performance include shortage of electric power and natural gas, interruption of supply or increases in price which cannot be passed through to customers. Praxair has not, historically, experienced significant difficulties of this nature. Also, Praxair operates a large fleet of trucks, and any fuel shortage may adversely affect its distribution system.

For carbon dioxide, carbon monoxide, helium, hydrogen, specialty gases and surface technologies, raw materials are largely purchased from outside sources. Praxair has contracts or commitments for, or readily available sources of, most of these raw materials; however, their long term availability and prices are subject to market conditions.

COMPETITION-Praxair operates within a highly competitive environment. Some of its competitors are larger in size and capital base than Praxair. Competition is based on price, product quality, delivery, reliability, technology and service to customers.

Major competitors in the industrial gases industry both in the United States and worldwide include The BOC Group p.l.c., L'Air Liquide S.A., Air Products and Chemicals, Inc., and AGA Aktiebolag.

At a worldwide level, there are no congruent competitors for the surface technologies business. However, principal domestic competitors are Sermatech International, Inc., a subsidiary of Teleflex, Inc., and Chemtronics, Inc., a subsidiary of Interlake, Inc. International competitors in surface technologies vary from country to country.

EMPLOYEES AND LABOR RELATIONS - As of December 31, 1996, Praxair had 25,271 employees worldwide, excluding employees related to assets held for sale. Of this number, 8,619 are employed in the United States. Praxair has collective bargaining agreements with unions at numerous locations throughout the world which expire at various dates. Praxair considers relations with its employees to be good.

ENVIRONMENT - Information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis - Costs Relating to the Protection of the Environment" in Praxair's 1996 Annual Report to Shareholders.

                                                 PRAXAIR, INC. AND SUBSIDIARIES


ITEM 2. PROPERTIES

Praxair's worldwide headquarters is located in leased office space in Danbury, Connecticut. Other principal administrative offices are owned in Tonawanda, New York and Rio de Janeiro, Brazil.

Praxair designs, engineers, manufactures and operates facilities that produce and distribute industrial gases. These industrial gas production facilities and certain components are designed and/or manufactured at its facilities in Tonawanda, New York; Norwood, Massachusetts; and Rio de Janeiro, Brazil. Praxair's Italian equity affiliate, Societa Italiana Acetilene & Derivati S.p.A. (S.I.A.D.) also has such capacity.

Praxair owns 257 cryogenic air separation plants worldwide (148 in the United States); 84 by-product carbon dioxide plants worldwide (20 in the United States); and 23 hydrogen plants worldwide. No single production facility is material except for the following complexes:


                           Number of
SUPPLY SYSTEM              CONNECTED PLANTS     PRODUCTS PRODUCED
Northern Indiana                 10             Air Separation/ Hydrogen
Houston                           6             Air Separation
Gulf Coast *                     12             Hydrogen/ Carbon Monoxide
Detroit                           6             Air Separation/ Hydrogen
Southern Brazil *                 2             Air Separation
Northern Spain                    3             Air Separation/ Hydrogen
* partially owned and partially leased.

The surface technologies business operates 30 plants located near customers in Denmark, France, Germany, Italy, Japan, United Kingdom, the United States, Singapore and Switzerland.

Generally, these facilities are fully utilized and sufficient to meet customer needs.

With respect to CBI's assets held for sale, Chicago Bridge & Iron Company owns or leases the properties used to conduct its business. The capacities of these facilities depend upon the mix of products being manufactured. Its principal properties are located in California, Georgia, Illinois and Texas in the United States, and Australia and Canada internationally.

ITEM 3.  LEGAL PROCEEDINGS

Information required by this item is incorporated herein by reference to the section captioned "Notes to Consolidated Financial Statements - Note 14 Commitments and Contingencies" in Praxair's 1996 Annual Report to Shareholders.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Praxair did not submit any matters to a shareholder vote during the fourth quarter of 1996.

                                          PART II
                                                 PRAXAIR, INC. AND SUBSIDIARIES


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market, trading, shareholder and dividend information for Praxair's common stock is incorporated herein by reference to the section captioned "Information for Investors" in Praxair's 1996 Annual Report to Shareholders.

Praxair's annual dividend on its common stock for 1996 was $0.38 per share. In January 1997, Praxair's Board of Directors declared a dividend of $0.11 per share for the first quarter of 1997, or $0.44 per share annualized, which may be changed as Praxair's earnings and business prospects warrant. The declaration of dividends is a business decision made by the Board of Directors based on Praxair's earnings and financial condition and other factors the Board of Directors considers relevant.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the five years ended December 31, 1996 is incorporated herein by reference to the section captioned "Five-year Financial Summary" in Praxair's 1996 Annual Report to Shareholders. This summary should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis" in Praxair's 1996 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is incorporated herein by reference to the sections captioned "Consolidated Statement of Income," "Consolidated Balance Sheet," "Consolidated Statement of Cash Flows," and "Notes to Consolidated Financial Statements" in Praxair's 1996 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants reportable under this item.

                                          PART III
                                                 PRAXAIR, INC. AND SUBSIDIARIES


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated herein by reference to the section captioned "Directors and Executive Officers" in Praxair's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to the section captioned "Executive Compensation" in Praxair's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders" in Praxair's Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no transactions or relationships since the beginning of 1996 which are reportable under this item.

                                          PART IV
                                                 PRAXAIR, INC. AND SUBSIDIARIES


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules
                                                            PAGE NO.  IN
                                                           PRAXAIR'S 1996
                                                       ANNUAL REPORT  (AR)*
    FINANCIAL STATEMENTS

    Consolidated Statement of Income for the Years Ended
     December 31, 1996, 1995 and 1994 .........................  AR-25

    Consolidated Balance Sheet at December 31, 1996 and 1995 ..  AR-26

    Consolidated Statement of Cash Flows for the Years Ended
     December 31, 1996, 1995 and 1994 .........................  AR-27

    Notes to Consolidated Financial Statements ................  AR-28

    Report of Independent Accountants .........................  AR-43

   * Incorporated by reference from the indicated pages of the 1996 Annual Report to Shareholders.

    FINANCIAL STATEMENT SCHEDULES

   All financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Reports on Form 8-K

   On January 23, 1997, Praxair filed a Current Report on Form 8-K dated January 21, 1997 relating to the authorization of a share repurchase program and an increase in the quarterly dividend.

(c) Exhibits

   Exhibits filed as a part of this Annual Report on Form 10-K are listed in the Index to Exhibits located on page 11 of this Report.

                                          SIGNATURES
                                                 PRAXAIR, INC. AND SUBSIDIARIES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PRAXAIR, INC.
                              (Registrant)



Date:  March 14, 1997

                              J. Robert Vipond
                              VICE PRESIDENT AND CONTROLLER
                               (ON  BEHALF  OF  THE  REGISTRANT
                                AND  AS  CHIEF ACCOUNTING OFFICER)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 1997.






John A. Clerico            Alejandro Achaval           Ronald L. Kuehn, Jr.
VICE PRESIDENT,            DIRECTOR                    DIRECTOR
CHIEF FINANCIAL OFFICER
AND DIRECTOR




Edgar G. Hotard            John J. Creedon             Benjamin F. Payton
PRESIDENT AND DIRECTOR     DIRECTOR                    DIRECTOR




H. William Lichtenberger   C. Fred Fetterolf           G. Jackson Ratcliffe, Jr.
CHAIRMAN AND CHIEF         DIRECTOR                    DIRECTOR
EXECUTIVE OFFICER AND
DIRECTOR



                           Dale F. Frey                H. Mitchell Watson, Jr.
                           DIRECTOR                    DIRECTOR




                           Claire W. Gargalli
                           DIRECTOR

                                INDEX TO EXHIBITS
                                                PRAXAIR, INC. AND SUBSIDIARIES


EXHIBIT NO. DESCRIPTION

    2.01 Agreement and Plan of Merger dated as of December 22, 1995 among Praxair, Inc., PX Acquisition Corp. and CBI Industries, Inc. (Filed as Exhibit 2 to the Company's Current Report on Form 8-K dated December 22, 1995, Filing No. 1-11037, and incorporated herein by reference).

    3.01 Restated Certificate of Incorporation (Filed as Exhibit 3.01 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

    3.02 Amended By Laws of Praxair, Inc. (Filed as Exhibit 3.02 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

    3.03 Certificate of Designations for the 7.48% Cumulative Preferred Stock, Series A. (Filed on February 7, 1997 as Exhibit 3.3 to Amendment #1 to the Company's Registration Statement on Form S-3, Registration No. 333-18141).

    3.04 Certificate of Designations for the 6.75% Cumulative Preferred Stock, Series B. (Filed on February 7, 1997 as Exhibit 3.4 to Amendment #1 to the Company's Registration Statement on Form S-3, Registration No. 333-18141).

    4.01  Common  Stock  Certificate  (Filed as Exhibit 4.01 to the Company's
          Registration  Statement  on  Form   10,   Filing   No.  1-11037,  and
          incorporated herein by reference).

    4.02 Rights Agreement between the registrant and The Bank of New York as Rights Agent. (Filed as Exhibit 4.02 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

    4.03 Indenture, dated as of July 15, 1992, between Praxair, Inc. and Fleet Bank of Connecticut as the ultimate successor trustee to Bank of America Illinois (formerly Continental Bank, National Association) (Filed as Exhibit 4 to the Company's Form 10-Q for the quarter ended June 30, 1992, Filing No. 1-11307, and incorporated herein by reference).

    4.04 Copies of the agreements relating to long-term debt which are not required to be filed as exhibits to this Annual Report on Form 10-K will be furnished to the Securities and Exchange Commission upon request.

    4.05  Series A Preferred Stock Certificate. (Filed on February 7, 1997 as
          Exhibit 4.3 to Amendment #1 to the Company's Registration Statement on Form S-3, Registration No. 333-18141).

    4.06  Series B Preferred Stock Certificate. (Filed on February 7, 1997 as
          Exhibit 4.4 to Amendment #1 to the Company's Registration Statement on Form S-3, Registration No. 333-18141).

  *10.01 1992 Long-Term Incentive Plan (Filed as Exhibit 10.01 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

  *10.01a First  Amendment  to the 1992 Long-Term Incentive  Plan  (Filed  as
          Exhibit 10.01a to the Company's 1993 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

                                                 PRAXAIR, INC. AND SUBSIDIARIES

EXHIBIT NO. DESCRIPTION

  *10.01b Second  Amendment  to  the  1992 Long-Term Incentive Plan(Filed  as
          Exhibit 10.01b to the Company's 1995 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

  *10.01c Third  Amendment  to  the  1992 Long-Term Incentive Plan (Filed  as
          Exhibit 10.01c to the Company's 1995 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

  *10.01d Fourth Amendment to the 1992 Long-Term Incentive Plan.

  *10.02 Severance Compensation Agreement (Filed as Exhibit 10.02 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

  *10.03 1992 Variable Compensation Plan (Filed as Exhibit 10.03 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

  *10.03a First Amendment  to  the  1992 Variable Compensation Plan (Filed as
          Exhibit 10.03a to the Company's 1993 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

  *10.04  1995 Stock Option Plan for Non-Employee Directors (Filed as Exhibit
          10.04 to the Company's Form 10-Q for the Quarter ended March 31, 1995, Filing No. 1-11037, and incorporated herein by reference).

  *10.05 Special Severance Protection Program (Filed as Exhibit 10.05 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

 *10.06   Restated Praxair, Inc. Directors' Fees Deferral Plan.

 *10.07   Amended and Restated 1993 Praxair Compensation Deferral Program

  10.08   Transfer Agreement dated January  1,  1989,  between  Union Carbide
          Corporation  and  the  registrant.   (Filed as Exhibit 10.06  to  the
          Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

  10.08a Amendment No. 1 dated as of December 31, 1989, to the Transfer Agreement (Filed as Exhibit 10.07 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

  10.08b Amendment No. 2 dated as of July 2, 1990, to the Transfer Agreement (Filed as Exhibit 10.08 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

  10.08c Amendment No. 3 dated as of January 2, 1991, to the Transfer Agreement (Filed as Exhibit 10.09 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

                                                 PRAXAIR, INC. AND SUBSIDIARIES

EXHIBIT NO. DESCRIPTION

  10.09 Transfer Agreement dated January 1, 1989, between Union Carbide Corporation and Union Carbide Coatings Service Corporation (Filed as
          Exhibit 10.14 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

  10.09a  Amendment  No.  1  dated  as  of December 31, 1989, to the Transfer
          Agreement (Filed as Exhibit 10.15 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

  10.09b Amendment No. 2 dated as of July 2, 1990, to the Transfer Agreement (Filed as Exhibit 10.16 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

  10.10   Additional Provisions Agreement dated as of June 4, 1992, (Filed as
          Exhibit 10.21 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

  10.11 Amended and Restated Realignment Indemnification Agreement dated as of June 4, 1992 (Filed as Exhibit 10.23 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

  10.12   Environmental   Management,  Services  and  Liabilities  Allocation
          Agreement dated as of January 1, 1990 (Filed as Exhibit 10.13 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

  10.12a Amendment No. 1 to the Environmental Management, Services and Liabilities Allocation Agreement dated as of June 4, 1992 (Filed as
          Exhibit 10.22 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

  10.13 Danbury Lease-Related Services Agreement dated as of June 4, 1992 (Filed as Exhibit 10.24 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

  10.13a  First  Amendment  to  Danbury  Lease-Related  Services   Agreement.
          (Filed as Exhibit 10.13a to the Company's 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

  10.14 Danbury Lease Agreements, as amended (Filed as Exhibit 10.26 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

  10.14a  Second  Amendment  to  Linde  Data Center Lease (Danbury) (Filed as
          Exhibit 10.14a to the Company's 1993 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

  10.14b Fourth Amendment to Carbide Center Lease (Filed as Exhibit 10.14b to the Company's 1993 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

  10.14c  Third Amendment to Linde  Data  Center  Lease.   (Filed  as Exhibit
          10.14c to the Company's 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

                                                 PRAXAIR, INC. AND SUBSIDIARIES

EXHIBIT NO. DESCRIPTION

  10.14d Fifth Amendment to Carbide Center Lease. (Filed as Exhibit 10.14d to the Company's 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

  10.15   Employee Benefits  Agreement  dated  as  of  June 4, 1992 (Filed as
          Exhibit 10.25 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

  10.15a First Amendatory Agreement to the Employee Benefits Agreement. (Filed as Exhibit 10.15a to the Company's 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

  10.16   Tax  Disaffiliation  Agreement dated as of June 4, 1992  (Filed  as
          Exhibit 10.20 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

  10.17 Credit Agreement dated as of December 7, 1995, among Praxair, Inc., The Banks Party Thereto, Morgan Guaranty Trust Company of New York as Documentation Agent and Chemical Bank, as Administrative Agent and Auction Agent. (Filed as Exhibit 10.17 to the Company's 1995 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

  *10.18 1996 Praxair, Inc. Senior Executive Performance Award Plan (Filed as Exhibit 10.19 to the Company's Report on Form 10-Q for the Quarter ended March 31, 1996, Filing No. 1-11037, and incorporated herein by reference).

  11.01   Computation of  Earnings Per Share.

  12.01   Computation of Ratio of Earnings to Fixed Charges.

  13.01 Praxair's 1996 Annual Report to Shareholders (such report, except for those portions which are expressly referred to in this Form 10-K, is furnished for the information of the Commission and is not deemed "filed" as part of this Form 10-K).

  21.01   Subsidiaries of Praxair, Inc.

  23.01   Consent of Independent Accountants.


Copies of exhibits incorporated by reference can be obtained from the SEC and are located in SEC File No. 1-11037.

* Indicates a management contract or compensatory plan or arrangement.