Form 10-Q
period 1997-03-31
PRAXAIR INC
filed 1997-05-08
CIK 884905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 1997
                                   -------------
                                     OR

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

                              Yes [X]         No [ ]

At March 31, 1997, 157,691,739 shares of common stock ($.01 par value) of the Registrant were outstanding.

                                     INDEX



PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

    Consolidated Statement of Income - Praxair, Inc. and Subsidiaries Quarter Ended March 31, 1997 and 1996 (Unaudited)

    Condensed Consolidated Balance Sheet - Praxair, Inc. and Subsidiaries March 31, 1997 (Unaudited) and December 31, 1996

    Condensed Consolidated Statement of Cash Flows - Praxair, Inc. and Subsidiaries Quarter Ended March 31, 1997 and 1996 (Unaudited)

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

                        PART I.  FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                        PRAXAIR, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

(Millions of dollars, except per share)

                                             Quarter Ended
                                                March 31,
                                           ----------------
                                             1997     1996
                                           -------  -------

SALES                                      $1,158   $1,090

Cost of sales, exclusive of
  depreciation and amortization .......       665      629
Selling, general and administrative ...       167      180
Depreciation and amortization .........       110      101
Research and development ..............        19       17
CBI integration charges ...............         -       85
Other income-net ......................        10        4
                                           -------  -------
OPERATING PROFIT ......................       207       82
Interest expense ......................        51       50
                                           -------  -------
INCOME BEFORE INCOME TAXES ............       156       32
Income taxes ..........................        39        2
                                           -------  -------
INCOME OF CONSOLIDATED ENTITIES .......       117       30
Minority interests ....................       (17)     (15)
Income from equity investments ........         2        2
                                           -------  -------
NET INCOME ............................    $  102   $   17

PER SHARE:
Net Income ............................    $ 0.62   $ 0.11
Cash dividends ........................    $ 0.11   $ 0.095



The accompanying notes are an integral part of these financial statements.

                        PRAXAIR, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEET

(Millions of dollars)
                                                    March 31,
                                                      1997       December 31,
                                                   (Unaudited)       1996
                                                   -----------   ------------
ASSETS

Cash and cash equivalents .......................    $    70       $    63
Accounts receivable .............................        912           914
Inventories .....................................        301           312
Assets held for sale - net ......................        277           287
Prepaid and other ...............................        129            90
                                                     --------      --------
     TOTAL CURRENT ASSETS .......................      1,689         1,666

Property, plant and equipment-net ...............      4,317         4,269
Other assets ....................................      1,632         1,603
                                                     --------      --------
     TOTAL ASSETS ...............................    $ 7,638       $ 7,538


LIABILITIES AND EQUITY

Accounts payable ................................    $   335       $   408
Short-term debt .................................      1,622         1,520
Current portion of long-term debt ...............         68            42
Other current liabilities .......................        508           580
                                                     --------      --------
     TOTAL CURRENT LIABILITIES ..................      2,533         2,550

Long-term debt ..................................      1,685         1,703
Other long-term obligations .....................        802           793
                                                     --------      --------
     TOTAL LIABILITIES ..........................      5,020         5,046

Minority interests ..............................        583           493
Preferred stock .................................         75            75
Shareholders' equity ............................      1,960         1,924
                                                     --------      --------
     TOTAL LIABILITIES AND EQUITY ...............    $ 7,638       $ 7,538



The accompanying notes are an integral part of these financial statements.

                        PRAXAIR, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

(Millions of dollars)
                                                      Quarter ended March 31,
                                                     -------------------------
                                                         1997          1996
                                                     -----------   -----------
OPERATIONS
  Net income .....................................    $  102        $   17
  Adjustments:
    Depreciation and amortization ................       110           101
    CBI integration charges ......................        (8)           84
    Deferred income taxes ........................         4           (29)
    Gain on sale of fixed assets .................         1            (2)
    Working capital ..............................      (146)         (100)
    Long-term assets and liabilities .............       (13)           27
    Other non-cash charges .......................        10             8
                                                      -------       -------
      Net cash provided by operating activities ..        60           106
                                                      -------       -------

INVESTING
  Capital expenditures ...........................       (200)         (223)
  Investments ....................................        (22)       (1,505)
  Divestitures and asset sales ...................         13             5
                                                      --------      --------
      Net cash used for investing activities .....       (209)       (1,723)
                                                      --------      --------

FINANCING
  Short-term borrowings-net ......................        102         1,492
  Long-term borrowings ...........................         35             5
  Long-term debt repayments ......................        (19)         (284)
  Minority transactions and other ................         56           (55)
  Issuances of common stock ......................         40           512
  Purchases of common stock ......................        (39)           (7)
  Cash dividends .................................        (18)          (13)
                                                      --------      --------
      Net cash used for financing activities .....        157         1,650
                                                      --------      --------

Effect of exchange rate changes on cash and
  cash equivalents ...............................         (1)            -
                                                      --------      --------
Change in cash and cash equivalents ..............          7            33
Cash and cash equivalents beginning-of-year.......         63            15
                                                      --------      --------
Cash and cash equivalents end-of-period ..........    $    70       $    48



The accompanying notes are an integral part of these financial statements.

                         PRAXAIR INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Presentation of Condensed Consolidated Financial Statements

   In the opinion of Praxair, Inc. (Praxair) management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consisted of only normal recurring adjustments. The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to the Financial Statements of Praxair, Inc. and subsidiaries in Praxair's 1996 Annual Report. Certain prior years' amounts have been reclassified to conform to the current years' presentation.

2. 1996 Acquisition of CBI Industries, Inc. (CBI)

   ACQUISITION - On January 12, 1996, Praxair acquired approximately 94% of the outstanding shares of CBI common stock and on March 13, 1996 Praxair acquired the remaining common stock outstanding. The total purchase price for CBI's common stock was $2.2 billion including assumed debt of $735 million. The results of CBI's operations have been included in the consolidated financial statements effective January 1, 1996. (See Note 2 to Praxair's 1996 consolidated financial statements.)

   ASSETS HELD FOR SALE - In connection with the acquisition, Praxair determined that certain CBI businesses were not strategic to the combined company and has sold or has taken actions to sell these businesses. During the first quarter of 1997, two small businesses were sold, and on April 2, 1997 Praxair sold 96% of Chicago Bridge & Iron Company N.V. in an initial public offering transaction which will reduce the assets held for sale-net by approximately $215 million. The after-tax proceeds from the sales were used by Praxair to repay outstanding short-term debt.

3. CBI Integration Charges

   In March 1996, Praxair recorded a charge of $85 million pre-tax ($53 million after tax benefits of $30 million and minority interests of $2 million) for severance-related, lease termination and other exit costs associated with the integration of the industrial gases businesses of CBI and
   Praxair.   (See  Note  3  to   Praxair's   1996   consolidated   financial
   statements.)

   Through March 31, 1997, actual separations totaled approximately 1,560 employees and at March 31, 1997, the remaining accrual balance was $38 million.

4.   Inventories

     The following is a summary of Praxair's consolidated inventories:

     (Millions of dollars)
                                      March 31,
                                        1997      December 31,
                                     (Unaudited)      1996
                                     -----------  ------------

    Raw materials and supplies......    $ 119          $ 118
    Work in process.................       30             40
    Finished goods..................      152            154
                                        ------         ------
                                        $ 301          $ 312


5.   Shareholders' Equity

     Changes in Shareholders' Equity were as follows:

(Thousands of shares)
                                             Common      Treasury
                                          Stock Issued     Stock
                                          ------------   ---------
Balance, January 1, 1997................     157,501          12
Common stock activity (a) ..............       1,025         822
                                            ---------    ---------
Balance, March 31, 1997.................     158,526         834



(Millions of dollars)          Additional          Cumulative
                        Common Paid-In    Retained Translation Treasury
                         Stock Capital    Earnings Adjustment  Stock    Total
                        ------ ---------- -------- ----------- ------ -------
Balance, January 1, 1997..$ 2  $1,350     $ 698    $(126)      $   -   $1,924
Net income................                  102                           102
Dividends - common stock..                  (18)                          (18)
Common stock activity (a).         40                            (39)       1
Translation adjustments...                           (49)                 (49)
                          ---  ------     -----     -----       -----   ------
Balance, March 31, 1997...  2   1,390       782     (175)        (39)   1,960
                          ===  ======     =====     =====       =====   ======


(a) Relates to issuances of common stock for the Dividend Reinvestment and Stock Purchase Plan, and employee savings and incentive plans, and purchases of common stock.

    During the quarter ended March 31, 1997, Praxair granted options for 587,825 shares of common stock having option prices ranging from $46.50 to $49.38 per share, the closing market price of Praxair's common stock on the day of the grants. At March 31, 1997 there were 11,236,674 shares under option at prices ranging from $9.80 to $49.38 per share (weighted average of $22.72) of which options for 7,822,349 shares were exercisable at prices ranging from $9.80 to $29.63 per share (weighted average of $15.16). During the quarter ended March 31, 1997, 806,021 options were exercised.

6.   Earnings Per Share

     Earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding and common stock equivalents (see Exhibit 11). Weighted average common shares and common stock equivalents used to compute earnings per share amounts were as follows:

     Quarter ended March 31,1997.................  164,332,329
     Quarter ended March 31,1996.................  148,438,340

     RECENTLY ISSUED ACCOUNTING STANDARD ON EARNINGS PER SHARE
     Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," issued in February 1997, establishes new standards for computing and presenting earnings per share (EPS) effective for December 31, 1997 reporting. At that time, all previous EPS disclosures will be restated to comply with the new standard. SFAS No. 128 requires a dual presentation of basic and diluted EPS and a reconciliation of the numerator and denominator amounts used in the computations. Basic EPS is new for Praxair and is essentially net income divided by the weighted average common shares outstanding during the period. Diluted EPS is consistent with Praxair's current EPS disclosures which reflects the potential dilution of outstanding stock options and other common stock equivalents.

     The basic and diluted EPS, using the new standard, for the quarter ended March 31, 1997 and for all 1996 quarters are as follows:

                      Quarters Ended March 31,          1996 Quarters
                      ------------------------      ----------------------
                         1997          1996           2Q      3Q       4Q
                        -----         -----         -----   -----    -----
     Basic EPS          $0.65         $0.12         $0.52   $0.56    $0.61
     Diluted EPS        $0.62         $0.11         $0.50   $0.54    $0.59

     EPS amounts, using the new standard, for the years ended December 31, 1996, 1995, 1994 and 1993 are as follows:

                         1996      1995      1994      1993
                        -----     -----     -----     -----
     Basic EPS          $1.85     $1.89     $1.49     $0.89
     Diluted EPS        $1.77     $1.82     $1.45     $0.87

7.  Debt and Financial Instruments

    Debt - The following is a summary of Praxair's outstanding debt at March 31, 1997 and December 31, 1996:

(Millions of dollars)                 March 31,
                                        1997      December 31,
                                     (Unaudited)      1996
                                     -----------  ------------
Short-term:
  Commercial paper....................... $  976      $  880
  Other U.S. bank borrowings.............    213         318
  Canadian borrowings....................    172         167
  South American borrowings..............    155         106
  International borrowings...............    106          49
                                          -------      -------
Total Short-term Debt....................  1,622       1,520

Long-term:
U.S.:
  6.75%  Notes due 2003...................   300         300
  8.70%  Debentures due 2022..............   300         300
  6.70%  Notes due 2001...................   250         250
  6.90%  Notes due 2006...................   250         250
  6.85%  Notes due 2005...................   150         150
  6.25%  Notes due 2000...................    75          75
  6.625% Notes due 2003...................    75          75
  Other borrowings........................    65          67
Canadian subsidiary borrowings............    90          90
South American subsidiary borrowings......   127         109
Other International borrowings............    71          79
                                           ------      ------
                                           1,753       1,745
Less: Current portion of long-term debt..     68          42
                                          -------     -------
Total Long-term Debt.....................  1,685       1,703
                                          -------     -------
Total Debt............................... $3,375      $3,265

    On April 2, 1997, Praxair sold approximately 96% of Chicago Bridge & Iron Company N.V. in an initial public offering transaction. The proceeds were used to reduce short term debt by approximately $215 million.

    Financial Instruments - The following table is a summary of the notional amount of interest rate swap and cap agreements at March 31, 1997 and December 31, 1996:

(Millions of dollars)
                                   March 31,
                                     1997          December 31,
                                  (Unaudited)           1996
                                  -----------      ------------
Maturing within one year:
     Fixed Rate Swaps . . . . . .      $650*           $950*
     Floating Rate Swaps  . . . .        15              15
     Caps . . . . . . . . . . . .       200             200

Maturing between 1-5 years:
     Fixed Rate Swaps . . . . . .      $100            $100
     Floating Rate Swaps  . . . .       150             150

   *Also, at March 31, 1997, the expiration dates for $500 million of these swaps ($600 million at December 31, 1996) have effectively been extended to later dates within the one-year maturity period through the use of forward starting fixed rate swaps.

At March 31, 1997, Praxair had $374 million of currency exchange forward contracts outstanding ($262 million at December 31, 1996), primarily to hedge balance sheet exposures. These contracts generally mature within a year.

8.   Preferred Stock of Subsidiary Company

     In March 1997, a wholly-owned subsidiary of Praxair issued $96 million of cumulative preferred stock. Preferred stock totaling $40 million is entitled to receive cumulative annual dividends of 5.65% and is mandatorily redeemable in 2002. Preferred stock totaling $56 million is entitled to receive cumulative annual dividends of 5.42% and is mandatorily redeemable in 2000. The proceeds were used to repay short-term debt. This preferred stock is included in minority interests in the consolidated financial statements.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations


Consolidated Results

The following provides summary data for the quarter ended March 31, 1997 and 1996.

(Millions of dollars, except percent)

                                                              Percent
Quarter Ended March 31,                    1997    1996(a)    Change
-------------------------                 ------  --------   ---------
Sales.................................    $1,158   $1,090     +  6%
Selling, general and administrative...    $  167   $  180     -  7%
Depreciation and amortization.........    $  110   $  101     +  9%
Operating profit......................    $  207   $   82
Operating profit, excluding the 1996
  CBI integration charges.............    $  207   $  167     + 24%
Interest expense......................    $   51   $   50     +  2%
Effective tax rate....................        25%       6%
Effective tax rate, excluding the 1996
  CBI integration charges.............        25%      27%    -  2%
Net income............................    $  102   $   17
Net income, excluding the 1996
  CBI integration charges.............    $  102   $   70     + 46%


(a) Effective January 1, 1996, Praxair acquired 100% of the common stock of CBI Industries, Inc. (CBI). Also, during the quarter ended March 31, 1996, Praxair recorded a charge of $85 million pre-tax ($53 million after tax) to cover CBI integration costs (see notes 2 and 3 to Praxair's 1996 consolidated financial statements).

The sales growth of 6% for the quarter was predominately due to increased sales volumes, the effect of newly acquired packaged gases' and Surface Technologies' subsidiaries, and modest pricing gains partly offset by unfavorable currency translation effects. Merchant and packaged gases prices were up in most geographic segments. Surface Technologies posted record sales, increasing approximately 19% for the quarter primarily due to volume growth and acquisitions.

Excluding the 1996 CBI integration charges, the sales growth along with productivity gains associated with the integration of the Liquid Carbonic business were primarily responsible for the increase in Operating profit to $207 million. Increased depreciation and amortization reflected new projects coming on-stream, as well as packaged gases' and Surface Technologies' acquisitions. Selling, general and administrative expenses decreased primarily due to productivity improvements and cost synergies associated with the integration of the Liquid Carbonic business.

Interest expense increased slightly due to higher debt levels. The effective tax rate for the quarter was 25%, a 2% decrease from the 1996 effective tax rate (excluding the tax benefit associated with the CBI integration charges). This decrease is due primarily to planned tax synergies.

Net Income for the quarter increased over the 1996 amount (excluding the CBI integration charges) due principally to higher operating profit and the lower effective tax rate, partially offset by negative currency translation effects.

The number of employees at March 31, 1997 was approximately 25,400 (excluding employees of the operations held for sale) which, when adjusted for acquisitions, reflects a decrease of approximately 1,050 from March 31, 1996. The decrease is principally the result of the integration of the Liquid Carbonic business partially offset by the addition of employees to support volume growth.


Segment Discussion

This summary of Sales, Operating profit and Operating profit excluding the 1996 CBI integration charges by geographic segment provides a basis for the discussion that follows:

(Millions of dollars)
                                      -Quarter Ended March 31,-
                                          1997           1996
                                         -----          -----
SALES
   United States....................    $  588         $  522
   South America....................       248            243
   Europe...........................       150            155
   Canada, Mexico, Asia and Other...       172            170
                                        -------        -------
                                        $1,158         $1,090


(Millions of dollars)
                                      -Quarter Ended March 31,-
                                          1997           1996
                                         -----          -----
OPERATING PROFIT
   United States....................    $  112         $   42
   South America....................        52             35
   Europe...........................        29             25
   Canada, Mexico, Asia and Other...        20             (9)
   Corporate........................        (6)           (11)
                                        -------        -------
                                        $  207         $   82


(Millions of dollars)
                                      -Quarter Ended March 31,-
                                          1997           1996
                                         -----          -----
OPERATING PROFIT
excluding 1996 CBI integration charges
   United States....................    $  112         $   79
   South America....................        52             48
   Europe...........................        29             29
   Canada, Mexico, Asia and Other...        20             19
   Corporate........................        (6)            (8)
                                        -------        -------
                                        $  207         $  167

United States

Strong volume growth, the effect of newly acquired package gases' and Surface Technologies' subsidiaries, and modest pricing gains accounted for the sales increase for the quarter ended March 31, 1997 as compared to the 1996 period. For the quarter, Merchant gas pricing increased 1%, and U.S. industrial gases volumes increased sales by 6%.

Operating profit improved 42% for the quarter (excluding the 1996 CBI integration charges) with the operating margin increasing to 19.0% from 15.1% in 1996. The improvement is due primarily to the increased sales, cost synergies associated with the integration of the Liquid Carbonic business, higher profitability in the Surface Technologies' business and other cost improvements.

South America

Sales for the quarter ended March 31, 1997 increased 2% primarily due to sales volume growth partly offset by unfavorable currency translation effects.

Operating profit for the quarter ended March 31, 1997 increased 8% compared to the first quarter 1996 (excluding the CBI integration charges). This was due to increased sales volume growth and cost improvements partly offset by unfavorable currency translation effects.

Europe

Sales for the quarter ended March 31, 1997 decreased 3% as compared to the first quarter of 1996 due primarily to currency translation, which more than offset volume increases and sales associated with Surface Technologies' acquisitions. Excluding the currency translation effects for the quarter ended March 31, 1997, sales increased by 4%.

Operating profit for the quarter ended March 31, 1997 was consistent with the first quarter of 1996 (excluding the CBI integration charges). Excluding the currency translation effects for the quarter ended March 31, 1997, operating profit increased primarily due to increased volumes and Surface Technologies' acquisitions.

Canada, Mexico, Asia and Other

Sales for the quarter ended March 31, 1997 increased 1% as compared to the 1996 period due to volume growth in Mexico and Asia and pricing improvement in Mexico partly offset by unfavorable currency translation effects.

Operating Profit for the quarter ended March 31, 1997 increased slightly as compared to the first quarter of 1996 (excluding the CBI integration charges). Operating profit in Canada improved due to synergies realized from the integration of the Liquid Carbonic business. This was offset by increased business development costs in Asia.

Liquidity, Capital Resources and Other Financial Data

Cash Flow From Operations

Cash flow from operations in the first quarter of 1997 decreased from $106 million to $60 million, primarily due to payments related to prior years' incentive compensation programs. Excluding the incentive compensation payments, working capital remained consistent with the first quarter of 1996.

Investing

Cash flow used for investing in the first quarter of 1997 totaled $209 million, a decrease of $69 million from 1996 (excluding the acquisition of CBI). This decrease was due primarily to slightly lower construction expenditures and higher investment expenditures in 1996 relating to package gases' acquisitions.

Construction expenditures for the first quarter of 1997 totaled $200 million, down $23 million from the corresponding quarter in 1996, largely due to the timing of cash payments.

Investment expenditures for the first quarter of 1997 totaled $22 million primarily relating to investments in India and a Surface Technologies' acquisition in the United Kingdom.

On a worldwide basis, construction and investment expenditures for the full year 1997 are expected to be approximately $1 billion primarily from growth opportunities in the United States, South America, Europe and Asia and the continuation of Praxair's packaged gases and Surface Technologies acquisition strategies.

Financing

At March 31, 1997, Praxair's total debt outstanding was $3,375 million, an increase of $110 million versus December 31, 1996. Also, as discussed in Note 8 to the condensed consolidated financial statements, a wholly-owned subsidiary issued preferred shares for $96 million and the proceeds were used to repay short-term debt. This increased financing was used to fund working capital needs related primarily to scheduled payments for prior years' incentive programs, CBI integration charges and trade accounts payable. As of March 31, 1997, there were no borrowings under Praxair's $1.5 billion U. S. bank credit facility.

Praxair's debt-to-capital ratio was reduced from 56.7% at December 31, 1996 to 54.7% determined on a pro forma basis including the proceeds from the public offering of Chicago Bridge & Iron Company N.V. received on April 2, 1997 (see
Note 2 to the condensed consolidated financial statements).

Recently Issued Accounting Standard on Earnings per Share

See Note 6 to the condensed consolidated financial statements.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

The Annual Meeting of the Shareholders of Praxair, Inc. was held on April 29, 1997. At that meeting, five directors were elected. The vote was as follows:

Election of Directors:

NOMINEE                   VOTES FOR                VOTES WITHHELD
-------                   -----------              --------------
C. Fred Fetterolf         130,667,368                1,080,430
Claire W. Gargalli        130,690,927                1,056,871
Edgar G. Hotard           130,750,911                  996,887
G. Jackson Ratcliffe,Jr.  130,743,553                1,004,245
Raymond W. LeBoeuf        130,542,048                1,205,750

In addition to the foregoing elected directors, the terms of office for the following individuals continue after the meeting:

Alejandro Achaval
John A. Clerico
Dale F. Frey
Ronald L. Kuehn, Jr.
H. William Lichtenberger
Benjamin F. Payton
H. Mitchell Watson, Jr.


Item 6.  Exhibits and Reports on Form 8-K

Exhibits

11.  Computation of Earnings per Share

27.  Financial Data Schedule

Reports on Form 8-K

A report on Form 8-K dated January 21, 1997 regarding the Corporation's share repurchase program was filed with the Securities and Exchange Commission on January 23, 1997.

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




Date:       May 8, 1997              By:          J. ROBERT VIPOND
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