Form 10-Q
period 1997-06-30
PRAXAIR INC
filed 1997-08-06
CIK 884905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1997
                                   -------------
                                     OR

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

                              Yes [X]         No [ ]

At June 30, 1997, 158,011,767 shares of common stock ($.01 par value) of the Registrant were outstanding.

                          FORWARD-LOOKING STATEMENTS

The forward-looking statements contained in this document concerning, among other things, projected capital spending, continuation of acquisition activities in the packaged gases and surface technologies businesses, tax planning initiatives and effective tax rates, and the timing, proceeds and other terms of the disposition of assets held for sale, involve risks and uncertainties, and are subject to change based on various factors, including the impact of changes in worldwide and national economies, pricing fluctuations in foreign currencies, changes in interest rates, the continued timely development and acceptance of new products and processes, the impact of competitive products and pricing, the ability to continue to develop potential acquisition opportunities, and the impact of tax and other legislation and regulation in the jurisdictions in which the company operates.

                                     INDEX



PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

    Consolidated Statement of Income - Praxair, Inc. and Subsidiaries Quarter and Six Months Ended June 30, 1997 and 1996 (Unaudited)

    Condensed Consolidated Balance Sheet - Praxair, Inc. and Subsidiaries June 30, 1997 (Unaudited) and December 31, 1996

    Condensed Consolidated Statement of Cash Flows - Praxair, Inc. and Subsidiaries Six Months Ended June 30, 1997 and 1996 (Unaudited)

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

                        PART I.  FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                        PRAXAIR, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

(Millions of dollars, except per share)

                                           Quarter Ended    Six Months Ended
                                              June 30,          June 30,
                                          ----------------  -----------------
                                            1997     1996      1997     1996
                                          -------  -------   -------  ------

SALES                                     $1,178   $1,093    $2,336   $2,183

Cost of sales, exclusive of
  depreciation and amortization .......      681      631     1,346    1,260
Selling, general and administrative ...      165      168       332      348
Depreciation and amortization .........      110      105       220      206
Research and development ..............       20       18        39       35
CBI integration charges ...............        -        -         -       85
Other income-net ......................       11        6        21       10
                                          -------  -------   -------  -------
OPERATING PROFIT ......................      213      177       420      259
Interest expense ......................       52       49       103       99
                                          -------  -------   -------  -------
INCOME BEFORE INCOME TAXES ............      161      128       317      160
Income taxes ..........................       40       35        79       37
                                          -------  -------   -------  -------
INCOME OF CONSOLIDATED ENTITIES .......      121       93       238      123
Minority interests ....................      (17)     (14)      (34)     (29)
Income from equity investments ........        3        2         5        4
                                          -------  -------   -------  -------
NET INCOME ............................   $  107   $   81    $  209   $   98

PER SHARE:
Net Income ............................   $ 0.65   $ 0.50    $ 1.27   $ 0.63
Cash dividends ........................   $ 0.11   $ 0.095   $ 0.22   $ 0.19



The accompanying notes are an integral part of these financial statements.

                        PRAXAIR, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEET

(Millions of dollars)
                                                    June 30,
                                                      1997       December 31,
                                                   (Unaudited)       1996
                                                   -----------   ------------
ASSETS

Cash and cash equivalents .......................    $    48       $    63
Accounts receivable .............................        913           914
Inventories .....................................        308           312
Prepaid and other ...............................        203           377
                                                     --------      --------
     TOTAL CURRENT ASSETS .......................      1,472         1,666

Property, plant and equipment-net ...............      4,418         4,269
Other assets ....................................      1,649         1,603
                                                     --------      --------
     TOTAL ASSETS ...............................    $ 7,539       $ 7,538


LIABILITIES AND EQUITY

Accounts payable ................................    $   327       $   408
Short-term debt .................................      1,333         1,520
Current portion of long-term debt ...............         48            42
Other current liabilities .......................        502           580
                                                     --------      --------
     TOTAL CURRENT LIABILITIES ..................      2,210         2,550

Long-term debt ..................................      1,755         1,703
Other long-term obligations .....................        846           793
                                                     --------      --------
     TOTAL LIABILITIES ..........................      4,811         5,046

Minority interests ..............................        598           493
Preferred stock .................................         75            75
Shareholders' equity ............................      2,055         1,924
                                                     --------      --------
     TOTAL LIABILITIES AND EQUITY ...............    $ 7,539       $ 7,538



The accompanying notes are an integral part of these financial statements.

                        PRAXAIR, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

(Millions of dollars)
                                                     Six Months Ended June 30,
                                                     -------------------------
                                                             1997       1996
                                                          ---------  ---------
OPERATIONS
   Net income ..........................................  $   209     $    98
   Adjustments:
    Depreciation and amortization ......................      220         206
    CBI integration charges ............................      (19)         69
    Deferred income taxes ..............................       27           5
    Gain on sale of fixed assets .......................       (4)         (4)
    Working capital ....................................     (164)       (105)
    Long-term assets and liabilities ...................      (16)        (59)
    Other non-cash charges .............................       17          19
                                                          --------    --------
    Net cash provided by operating activities...........      270         229
                                                          --------    --------

INVESTING
  Capital expenditures .................................     (417)       (437)
  Investments ..........................................      (34)     (1,542)
  Divestitures and asset sales .........................      245          11
                                                          --------    --------
   Net cash used for investing activities ..............     (206)     (1,968)
                                                          --------    --------

FINANCING
  Short-term borrowings-net ............................     (187)      1,446
  Long-term borrowings .................................      140         280
  Long-term debt repayments ............................      (74)       (470)
  Minority transactions and other ......................       69          19
  Issuances of common stock ............................       75         541
  Purchases of common stock ............................      (66)         (7)
  Cash dividends .......................................      (35)        (29)
                                                          --------    --------
   Net cash (used for) provided by financing activities.      (78)      1,780
                                                          --------    --------

Effect of exchange rate changes on cash and
  cash equivalents .....................................       (1)          -
                                                          --------    --------
Change in cash and cash equivalents ....................      (15)         41
Cash and cash equivalents beginning-of-year.............       63          15
                                                          --------    --------
Cash and cash equivalents end-of-period ................  $    48     $    56



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

     ASSETS HELD FOR SALE - In connection with the acquisition, Praxair determined that certain CBI businesses were not strategic to the combined company and has sold or has taken actions to sell these businesses. During the first half of 1997, Praxair sold 96% of Chicago Bridge & Iron Company N.V. in an initial public offering transaction, and three small businesses. Assets held for sale - net is included in the caption Prepaid and other on Praxair's Condensed Consolidated Balance Sheet. Balances at June 30, 1997 and December 31, 1996 were $73 million and $287 million, respectively. During July, 1997, Praxair completed the sale of two additional small businesses. The after-tax proceeds from these sales were used by Praxair to repay outstanding short-term debt.


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

     At June 30, 1997, most employee separations were completed and the remaining accrual balance related to other exit costs was $32 million.

4.   Inventories

     The following is a summary of Praxair's consolidated inventories:

(Millions of dollars)
                                      June 30,
                                        1997      December 31,
                                     (Unaudited)      1996
                                     -----------  ------------
    Raw materials and supplies......    $ 126          $ 118
    Work in process.................       33             40
    Finished goods..................      149            154
                                        ------         ------
                                        $ 308          $ 312


5.   Shareholders' Equity

     Changes in Shareholders' Equity were as follows:

(Thousands of shares)
                                             Common      Treasury
                                          Stock Issued     Stock
                                          ------------   ---------
Balance, January 1, 1997................     157,501          12
Common stock activity (a) ..............       1,783       1,260
                                            ---------    ---------
Balance, June 30, 1997..................     159,284       1,272



(Millions of dollars)          Additional          Cumulative
                        Common Paid-In    Retained Translation Treasury
                         Stock Capital    Earnings Adjustment  Stock    Total
                        ------ ---------- -------- ----------- ------ -------
Balance, January 1, 1997..$ 2  $1,350     $ 698    $(126)      $   -   $1,924
Net income................                  209                           209
Dividends - common stock..                  (35)                          (35)
Common stock activity (a).         71                            (62)       9
Translation adjustments...                           (52)                 (52)
                          ---  ------     -----     -----      ------  -------
Balance, June 30, 1997....$ 2  $1,421     $ 872    $(178)      $ (62)  $2,055
                          ===  ======     =====     =====      ======  =======

(a) Relates to issuances of common stock for the Dividend Reinvestment and Stock Purchase Plan, and employee savings and incentive plans, and purchases of common stock.

     During the quarter and six months ended June 30, 1997, Praxair granted options for 73,325 and 661,150 shares, respectively, of common stock having option prices ranging from $43.88 to $55.50 per share, the closing market price of Praxair's common stock on the day of the grants. At June 30, 1997 there were 10,861,414 shares under option at prices ranging from $9.80 to $55.50 per share (weighted average of $23.15) of which options for 7,415,614 shares were exercisable at prices ranging from $9.80 to $34.13 per share (weighted average of $15.19). During the quarter and six months ended June 30, 1997, 431,235 and 1,237,256 options were exercised, respectively.

6.   Earnings Per Share

     Earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding and common stock equivalents (see Exhibit 11). Weighted average common shares and common stock equivalents used to compute earnings per share amounts were as follows:

     Quarter ended June 30,1997.................  164,541,606
     Quarter ended June 30,1996.................  161,680,019
     Six-months ended June 30, 1997.............  164,471,563
     Six-months ended June 30, 1996.............  155,080,980

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

     The basic and diluted EPS, using the new standard are as follows:

                      Quarter Ended June 30,       Six Months Ended June 30,
                      ---------------------       -------------------------
                        1997        1996               1997      1996
                       ------      ------             ------    ------
      Basic EPS         $0.68       $0.52             $1.32     $0.66
      Diluted EPS       $0.65       $0.50             $1.27     $0.63


7.   Debt and Financial Instruments

     Debt - The following is a summary of Praxair's outstanding debt at June 30,1997 and December 31, 1996:


(Millions of dollars)                      June 30,
                                             1997      December 31,
                                         (Unaudited)       1996
                                         -----------   ------------
Short-term:
  Commercial paper.......................   $  821      $   880
  Other U.S. bank borrowings.............      134          318
  Canadian borrowings....................       95          167
  South American borrowings..............      222          106
  Other International borrowings.........       61           49
                                            -------      -------
Total Short-term Debt....................    1,333        1,520

Long-term:
U.S.:
  6.75%  Notes due 2003...................     300          300
  8.70%  Debentures due 2022..............     300          300
  6.70%  Notes due 2001...................     250          250
  6.90%  Notes due 2006...................     250          250
  6.85%  Notes due 2005...................     150          150
  6.25%  Notes due 2000...................      75           75
  6.625% Notes due 2003...................      75           75
  Other borrowings........................      65           67
Canadian subsidiary borrowings............     163           90
South American subsidiary borrowings......     112          109
Other International borrowings............      63           79
                                             ------      -------
                                             1,803        1,745
Less: Current portion of long-term debt ..      48           42
                                            -------      -------
Total Long-term Debt......................   1,755        1,703
                                            -------      -------
Total Debt................................  $3,136       $3,265

     During the second quarter of 1997, Praxair's Canadian subsidiary exchanged short term debt of $74 million dollars for long term debt.

     Financial Instruments - The following table is a summary of the notional amount of interest rate swap and cap agreements at June 30, 1997 and December 31, 1996:

(Millions of dollars)               June 30,
                                      1997          December 31,
                                  (Unaudited)           1996
                                  -----------      -------------
Maturing within one year:
     Fixed Rate Swaps . . . . . .    $  600*           $950*
     Floating Rate Swaps  . . . .    $  165            $ 15
     Caps . . . . . . . . . . . .    $   -             $200

Maturing between 1-5 years:
     Fixed Rate Swaps . . . . . .      $100            $100
     Floating Rate Swaps  . . . .      $ -             $150

     *Also, at June 30, 1997, the expiration dates for $500 million of these swaps have effectively been extended to later dates within the one-year maturity period through the use of forward starting fixed rate swaps.

     At June 30, 1997, Praxair had $316 million of currency exchange forward contracts outstanding ($262 million at December 31, 1996), primarily to hedge balance sheet exposures. These contracts generally mature within one to five years.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations


Consolidated Results

The following provides summary data for the quarter and six months ended June 30, 1997 and 1996.

(Millions of dollars, except percent)
                                                              Percent
Quarter Ended June 30,                     1997     1996      Change
-------------------------                 ------  --------   ---------
Sales.................................    $1,178   $1,093     +  8%
Operating profit......................    $  213   $  177     + 20%
Interest expense......................    $   52   $   49     +  6%
Effective tax rate....................        25%      27%    -  2%
Net income............................    $  107   $   81     + 32%


                                                             Percent
Six Months Ended June 30,                 1997    1996(a)    Change
-------------------------                ------  --------   --------
Sales.................................   $2,336   $2,183     +  7%
Operating profit......................   $  420   $  259
Operating profit, excluding the 1996
  CBI integration charges.............   $  420   $  344     + 22%
Interest expense......................   $  103   $   99     +  4%
Effective tax rate....................       25%      23%
Effective tax rate, excluding the 1996
  CBI integration charges.............      25%       27%    -  2%
Net income............................   $  209   $   98
Net income, excluding the 1996
  CBI integration charges.............   $  209   $  151     + 38%

(a) During the first quarter of 1996, Praxair recorded a charge of $85 million pre-tax ($53 million after tax) to cover CBI integration costs (see Note 3 to Praxair's 1996 consolidated financial statements).

The sales growth for the quarter and six months ended June 30, 1997, of 8% and 7%, respectively, was predominately due to increased sales volumes and the effect of newly acquired packaged gases' and Surface Technologies' subsidiaries. This increase was partly offset by modest pricing decreases and unfavorable currency translation effects. Surface Technologies posted record sales, increasing approximately 23% for the quarter and 21% for the six month period primarily due to volume growth and acquisitions.

The operating profit growth of 20% for the quarter ended June 30, 1997 and 22% for the six months ended June 30, 1997 (excluding the 1996 CBI integration charges), was primarily due to the sales growth and productivity gains associated with the integration of the Liquid Carbonic business. Increased depreciation and amortization reflected new projects coming on-stream, as well as packaged gases' and Surface Technologies' acquisitions. Selling, general and administrative expenses decreased primarily due to productivity improvements and cost synergies associated with the integration of the Liquid Carbonic business.

Interest expense increased for both the quarter and six month periods due to higher debt levels. The effective tax rate for both the quarter and six month period was 25%, a 2% decrease from the 1996 effective tax rate (excluding the tax benefit associated with the CBI integration charges). This decrease is due primarily to planned tax synergies.

Net Income for the quarter and six months ended June 30, 1997 increased over the 1996 amounts (excluding the CBI integration charges) due principally to higher operating profit and the lower effective tax rate, partially offset by negative currency translation effects.

The number of employees at June 30, 1997 was approximately 25,200 which, when adjusted for acquisitions, reflects a decrease of approximately 400 from December 31, 1996. The decrease is principally the result of the integration of the Liquid Carbonic business and other cost improvement efforts partially offset by the addition of employees to support volume growth.


Segment Discussion

This summary of Sales, Operating profit and Operating profit excluding the 1996 CBI integration charges by geographic segment provides a basis for the discussion that follows:

(Millions of dollars)
                         Quarter Ended June 30,    Six Months Ended June 30,
                              1997     1996               1997     1996
                            -------  -------            ------   -------
SALES
   United States.......     $  591   $  529             $1,179   $1,051
   South America.......        249      241                497      484
   Europe..............        155      153                305      308
   Canada, Mexico,
      Asia and Other...        183      170                355      340
                            -------  -------           -------   -------
                            $1,178   $1,093             $2,336    $2,183

OPERATING PROFIT
   United States.......     $  117   $   90            $  229    $  132
   South America.......         50       46               102        81
   Europe..............         29       32                58        57
   Canada, Mexico,
      Asia and Other...         22       16                42         7
   Corporate...........         (5)      (7)              (11)      (18)
                            -------  -------           -------   -------
                            $  213   $  177            $  420    $  259

OPERATING PROFIT
EXCLUDING 1996 CBI
INTEGRATION CHARGES
   United States.......     $  117   $   90            $  229    $  169
   South America.......         50       46               102        94
   Europe..............         29       32                58        61
   Canada, Mexico,
      Asia and Other...         22       16                42        35
   Corporate...........         (5)      (7)              (11)      (15)
                            -------  -------           -------   -------
                            $  213   $  177            $  420    $  344

United States

Strong volume growth and the effect of newly acquired package gases' and Surface Technologies' subsidiaries accounted for the sales increase for the quarter and six months ended June 30, 1997 as compared to the 1996 periods. For the quarter and six month periods, U.S. industrial gases volumes increased 8% and 7%, respectively.

Operating profit improved 30% for the quarter and 36% for the six month period (excluding the 1996 CBI integration charges) as compared to the 1996 periods. Operating margin for the quarter increased to 19.8% from 17.0% in 1996. The improvement in both periods is due primarily to the increased sales, cost synergies associated with the integration of the Liquid Carbonic business, higher profitability in the Surface Technologies' business and other cost improvements.

South America

Sales for the quarter and six months ended June 30, 1997 increased 3%, as compared to the 1996 periods, primarily due to sales volume growth partly offset by unfavorable pricing and currency translation effects.

Operating profit for the quarter and six months ended June 30, 1997 increased 9% compared to the 1996 periods (excluding the CBI integration charges). This was due to the increased sales and cost improvements partly offset by unfavorable currency translation effects and higher energy and distribution costs.

Europe

Sales for the quarter and six months ended June 30, 1997 increased 1% and decreased 1%, respectively, as compared to the 1996 periods. The increase for the quarter was due primarily to volume increases and increased sales associated with Surface Technologies' acquisitions mostly offset by unfavorable currency translation effects. The decrease for the six month period was predominately due to unfavorable currency translation effects mostly offset by volume growth and the increased sales associated with the Surface Technologies' acquisitions. Excluding the currency translation effects for the quarter and six months ended June 30, 1997, sales increased by 12% and 8%, respectively.

Operating profit for the quarter and six months ended June 30, 1997 decreased 9% and 5%, respectively, as compared to the 1996 periods (excluding the CBI integration charges). Excluding the currency translation effects for the quarter and six months ended June 30, 1997, operating profit increased 3% and 8%, respectively, primarily due to increased volumes and Surface Technologies' acquisitions.

Canada, Mexico, Asia and Other

Sales for the quarter and six months ended June 30, 1997 increased 8% and 4%, respectively, as compared to the 1996 periods, due to volume growth in Mexico and Asia and pricing improvement in Mexico partly offset by unfavorable currency translation effects.

Operating Profit for the quarter and six months ended June 30, 1997 increased 38% and 20%, respectively, as compared to the 1996 periods (excluding the CBI integration charges), primarily due to the sales growth and synergies realized from the integration of the Liquid Carbonic business in Canada. This was partly offset by increased business development costs in Asia.

Liquidity, Capital Resources and Other Financial Data

Cash Flow From Operations

Cash flow from operations in the first six months of 1997, as compared to the same period in 1996, increased from $229 million to $270 million, primarily due to increased net income partly offset by payments related to the CBI integration and prior years' incentive compensation programs. Excluding the incentive compensation payments, working capital remained consistent with the first six months of 1996.

Investing

Cash flow used for investing in the first six months of 1997 totaled $206 million versus an unusually high $1,968 million in 1996. This decrease was due primarily to the 1996 acquisition of CBI and the proceeds received in the current quarter on the initial public offering of Chicago Bridge & Iron Company, N.V. (see Note 2 to the condensed consolidated financial statements). Construction expenditures for the first six months of 1997 totaled $417 million, down $20 million from the corresponding period in 1996, largely due to the timing of cash payments.

Investment expenditures for the first six months of 1997 totaled $34 million primarily relating to investments in India, a Surface Technologies' acquisition in the United Kingdom and the continuation of packaged gases' acquisitions in North America.

On a worldwide basis, construction and investment expenditures for the full year 1997 are expected to be approximately $1 billion primarily from growth opportunities in the United States, South America, Europe and Asia and the continuation of Praxair's packaged gases and Surface Technologies acquisition strategies.

Financing

At June 30, 1997, Praxair's total debt outstanding was $3,136 million, a decrease of $129 million versus December 31, 1996. In March of 1997, a wholly-owned subsidiary issued preferred shares for $96 million and the proceeds were used to repay short-term debt. Also during the second quarter of 1997 a Canadian subsidiary of Praxair refinanced $74 million of short-term debt on a long-term basis.

Praxair's debt-to-capital ratio was reduced from 56.7% at December 31, 1996 to 53.5% at the end of the current quarter. As of June 30, 1997, there were no borrowings under Praxair's $1.5 billion U. S. bank credit facility.



Recently Issued Accounting Standard on Earnings per Share

See Note 6 to the condensed consolidated financial statements.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

11.  Computation of Earnings per Share

27.  Financial Data Schedule

Reports on Form 8-K

Non-Applicable

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




Date:       August 6, 1997              By:       J. ROBERT VIPOND
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