Form 10-Q
period 1997-09-30
PRAXAIR INC
filed 1997-10-29
CIK 884905

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1997
                                   ------------------
                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from            to
                                   ----------    ----------

Commission File Number   1-11037
                         -------


                                  Praxair, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                            06-1249050
-------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


39 Old Ridgebury Road, Danbury, CT                            06810-5113
---------------------------------------                       ----------
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

                              Yes [X]         No [ ]

At September 30, 1997, 157,657,373 shares of common stock ($.01 par value) of the Registrant were outstanding.

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

                                     INDEX



PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

    Consolidated Statement of Income - Praxair, Inc. and Subsidiaries Quarter and Nine Months Ended September 30, 1997 and 1996 (Unaudited)

    Condensed Consolidated Balance Sheet - Praxair, Inc. and Subsidiaries September 30, 1997 (Unaudited) and December 31, 1996

    Condensed Consolidated Statement of Cash Flows - Praxair, Inc. and Subsidiaries Nine Months Ended September 30, 1997 and 1996 (Unaudited)

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

                        PART I.  FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                        PRAXAIR, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

(Millions of dollars, except per share)

                                           Quarter Ended   Nine Months Ended
                                           September 30,     September 30,
                                         ----------------  -----------------
                                           1997     1996      1997     1996
                                         -------  -------   -------  -------

SALES                                    $1,190   $1,115    $3,526   $3,298

Cost of sales, exclusive of
  depreciation and amortization .......     699      637     2,045    1,897
Selling, general and administrative ...     162      170       494      518
Depreciation and amortization .........     111      107       331      313
Research and development ..............      19       18        58       53
CBI integration charges ...............       -        -         -       85
Other income-net ......................      12        7        33       17
                                          -------  -------   -------  -------
OPERATING PROFIT ......................     211      190       631      449
Interest expense ......................      54       47       157      146
                                          -------  -------   -------  -------
INCOME BEFORE INCOME TAXES ............     157      143       474      303
Income taxes ..........................      39       36       118       73
                                          -------  -------   -------  -------
INCOME OF CONSOLIDATED ENTITIES .......     118      107       356      230
Minority interests ....................     (15)     (22)      (49)     (51)
Income from equity investments ........       4        3         9        7
                                          -------  -------   -------  -------
NET INCOME ............................   $ 107    $  88     $ 316    $ 186

PER SHARE:
Net Income ............................   $ 0.65   $ 0.54    $ 1.92   $ 1.18
Cash dividends ........................   $ 0.11   $ 0.095   $ 0.33   $ 0.285



The accompanying notes are an integral part of these financial statements.

                        PRAXAIR, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEET

(Millions of dollars)
                                                   September 30,
                                                      1997       December 31,
                                                   (Unaudited)       1996
                                                   -----------   ------------
ASSETS

Cash and cash equivalents .......................    $    53       $    63
Accounts receivable .............................        988           914
Inventories .....................................        306           312
Prepaid and other ...............................        174           377
                                                     --------      --------
     TOTAL CURRENT ASSETS .......................      1,521         1,666

Property, plant and equipment-net ...............      4,531         4,269
Other assets ....................................      1,688         1,603
                                                     --------      --------
     TOTAL ASSETS ...............................    $ 7,740       $ 7,538


LIABILITIES AND EQUITY

Accounts payable ................................    $   358       $   408
Short-term debt .................................      1,234         1,520
Current portion of long-term debt ...............         37            42
Other current liabilities .......................        528           580
                                                     --------      --------
     TOTAL CURRENT LIABILITIES ..................      2,157         2,550

Long-term debt ..................................      2,024         1,703
Other long-term obligations .....................        882           793
                                                     --------      --------
     TOTAL LIABILITIES ..........................      5,063         5,046

Minority interests ..............................        508           493
Preferred stock .................................         75            75
Shareholders' equity ............................      2,094         1,924
                                                     --------      --------
     TOTAL LIABILITIES AND EQUITY ...............    $ 7,740       $ 7,538



The accompanying notes are an integral part of these financial statements.

                        PRAXAIR, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

(Millions of dollars)
                                                          Nine Months Ended
                                                            September 30,
                                                         ---------------------
                                                            1997        1996
                                                          -------     -------
OPERATIONS
   Net income ..........................................  $  316      $  186
   Adjustments:
    Depreciation and amortization ......................     331         313
    CBI integration charges ............................     (19)         60
    Deferred income taxes ..............................      51          (6)
    Gain on sale of fixed assets .......................     (12)         (5)
    Working capital ....................................    (174)       (120)
    Long-term assets and liabilities ...................     (57)       ( 68)
    Other non-cash charges .............................      22          31
                                                          -------     -------
    Net cash provided by operating activities...........     458         391
                                                          -------     -------

INVESTING
  Capital expenditures .................................    (635)       (652)
  Investments ..........................................     (89)     (1,594)
  Divestitures and asset sales .........................     316          27
                                                          -------     -------
   Net cash used for investing activities ..............    (408)     (2,219)
                                                          -------     -------

FINANCING
  Short-term borrowings (repayments)-net ...............     (36)      1,548
  Long-term borrowings .................................     174         304
  Long-term debt repayments ............................     (97)       (480)
  Minority transactions and other ......................     (24)          6
  Issuances of common stock ............................      88         568
  Purchases of common stock ............................    (112)         (7)
  Cash dividends .......................................     (52)        (43)
                                                          -------     -------
   Net cash (used for) provided by financing activities.     (59)      1,896
                                                          -------     -------

Effect of exchange rate changes on cash and
  cash equivalents .....................................      (1)         (1)
                                                          -------     -------
Change in cash and cash equivalents ....................     (10)         67
Cash and cash equivalents beginning-of-year.............      63          15
                                                          -------     -------
Cash and cash equivalents end-of-period ................  $   53      $   82


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

     ASSETS HELD FOR SALE - In connection with the acquisition, Praxair determined that certain CBI businesses were not strategic to the combined company and has sold or has taken actions to sell these businesses. During the nine months ended September 30, 1997, Praxair sold 96% of Chicago Bridge & Iron Company N.V. in an initial public offering transaction, and five other small businesses. Assets held for sale - net is included in the caption Prepaid and other on Praxair's Condensed Consolidated Balance Sheet. Balances at September 30, 1997 and December 31, 1996 were $18 million and $287 million, respectively. The after-tax proceeds from these sales were used by Praxair to repay outstanding short-term debt.


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

     At September 30, 1997, most employee separations were completed and the remaining accrual balance related to other exit costs was $28 million.

4.   Inventories

     The following is a summary of Praxair's consolidated inventories:

(Millions of dollars)
                                    September 30,
                                        1997       December 31,
                                     (Unaudited)       1996
                                    -------------  ------------
    Raw materials and supplies......    $ 122          $ 118
    Work in process.................       33             40
    Finished goods..................      151            154
                                        ------         ------
                                        $ 306          $ 312


5.   Shareholders' Equity

     Changes in Shareholders' Equity were as follows:

(Thousands of shares)
                                             Common      Treasury
                                          Stock Issued     Stock
                                          ------------   ---------
Balance, January 1, 1997................     157,501          12
Common stock activity (a) ..............       2,198       2,030
                                            ---------    ---------
Balance, September 30, 1997 ............     159,699       2,042



(Millions of dollars)            Additional         Cumulative
                          Common Paid-In   Retained Translation Treasury
                           Stock Capital   Earnings Adjustment  Stock    Total
                          ------ --------- -------- ----------- ------ -------
Balance, January 1, 1997... $ 2  $1,350    $ 698    $(126)      $   -   $1,924
Net income.................                  316                           316
Dividends - common stock...                  (52)                          (52)
Common stock activity (a)..          80                          (104)     (24)
Translation adjustments....                           (70)                 (70)
                            ---  ------    -----     -----      ------  -------
Balance, September 30,1997. $ 2  $1,430    $ 962    $(196)      $(104)  $2,094
                            ===  ======    =====     =====      ======  =======

  (a) Relates to issuances of common stock for the Dividend Reinvestment and Stock Purchase Plan, and employee savings and incentive plans, and purchases of common stock.

    During the quarter and nine months ended September 30, 1997, Praxair granted options for 520,250 and 1,181,400 shares, respectively, of common stock having option prices ranging from $43.88 to $56.13 per share, the closing market price of Praxair's common stock on the day of the grants. At September 30, 1997 there were 11,026,314 shares under option at prices ranging from $9.80 to $56.13 per share (weighted average of $24.97) of which options for 7,270,894 shares were exercisable at prices ranging from $9.80 to $34.13 per share (weighted average of $15.38). During the quarter and nine months ended September 30, 1997, 346,270 and 1,583,526 options were exercised, respectively.

6.   Earnings Per Share

     Earnings per share is computed by dividing net income for the period by the weighted average number of common shares outstanding and common stock equivalents (see Exhibit 11). Weighted average common shares and common stock equivalents used to compute earnings per share amounts were as follows:

     Quarter ended September 30,1997..................  164,383,819
     Quarter ended September 30,1996..................  162,315,717
     Nine-months ended September 30, 1997.............  164,448,036
     Nine-months ended September 30, 1996.............  157,499,700

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

     The basic and diluted EPS, using the new standard are as follows:

                 Quarter Ended September 30,   Nine Months Ended September 30,
                 --------------------------    ------------------------------
                      1997        1996                1997      1996
                     ------      ------              ------    ------
      Basic EPS       $0.68       $0.56              $2.00     $1.23
      Diluted EPS     $0.65       $0.54              $1.92     $1.18


7.   Debt and Financial Instruments

     Debt - The following is a summary of Praxair's outstanding debt at September 30,1997 and December 31, 1996:


(Millions of dollars)                   September 30,
                                             1997      December 31,
                                         (Unaudited)       1996
                                         -----------   ------------
Short-term:
  Commercial paper.......................   $  525       $  880
  Other U.S. bank borrowings.............      296          318
  Canadian borrowings....................       93          167
  South American borrowings..............      229          106
  Other International borrowings.........       91           49
                                            -------      -------
Total Short-term Debt....................    1,234        1,520

Long-term:
U.S.:
  6.75%  Notes due 2003...................     300          300
  8.70%  Debentures due 2022..............     300          300
  6.70%  Notes due 2001...................     250          250
  6.90%  Notes due 2006...................     250          250
  6.85%  Notes due 2005...................     150          150
  6.25%  Notes due 2000...................      75           75
  6.625% Notes due 2003...................      75           75
  Commercial Paper (See Note Below).......     250            -
  Other borrowings........................      54           67
Canadian subsidiary borrowings............     163           90
South American subsidiary borrowings......     132          109
Other International borrowings............      62           79
                                             ------      -------
                                             2,061        1,745
Less: Current portion of long-term debt ..      37           42
                                            -------      -------
Total Long-term Debt......................   2,024        1,703
                                            -------      -------
Total Debt................................  $3,295       $3,265

     On October 15, 1997, Praxair issued $250 million of 6.625% non-redeemable Notes due 2007 with interest payable semi-annually. The proceeds from the Notes were used to repay outstanding commercial paper and for other general corporate purposes. Accordingly, at September 30, 1997, $250 million of Praxair's commercial paper has been classified as long-term in the consolidated balance sheet.

     Financial Instruments - The following table is a summary of the notional amount of interest rate swap and cap agreements at September 30, 1997 and December 31, 1996:

(Millions of dollars)                    September 30,
                                              1997          December 31,
                                          (Unaudited)           1996
                                         -------------      -------------
Maturing within one year:
     Fixed Rate Swaps . . . . . .            $500               $950*
     Floating Rate Swaps  . . . .            $150               $ 15
     Caps . . . . . . . . . . . .            $  -               $200

Maturing between 1-5 years:
     Fixed Rate Swaps . . . . . .            $700*              $100
     Floating Rate Swaps  . . . .            $  -               $150
     Forward Starting Fixed Rate Swaps       $100               $  -

     *At September 30, 1997, the expiration dates for $600 million of these swaps ($600 million at December 31, 1996) have effectively been extended beyond one year through the use of forward starting fixed rate swaps.

     At September 30, 1997, Praxair had $277 million of currency exchange forward contracts outstanding ($262 million at December 31, 1996), primarily to hedge balance sheet exposures. These contracts generally mature within a year.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results

The following provides summary data for the quarter and nine months ended September 30, 1997 and 1996.

(Millions of dollars, except percent)
                                                              Percent
Quarter Ended September 30,                 1997     1996      Change
---------------------------               ------  --------   ---------
Sales.................................    $1,190   $1,115     +  7%
Selling, general and administrative...    $  162   $  170     -  5%
Operating profit......................    $  211   $  190     + 11%
Interest expense......................    $   54   $   47     + 15%
Effective tax rate....................        25%      25%       -
Net income............................    $  107   $   88     + 22%


                                                             Percent
Nine Months Ended September 30,             1997    1996(a)    Change
-------------------------------           ------  --------   --------
Sales.................................    $3,526   $3,298     +  7%
Selling, general and administrative...    $  494   $  518     -  5%
Operating profit......................    $  631   $  449
Operating profit, excluding the 1996
  CBI integration charges.............    $  631   $  534     + 18%
Interest expense......................    $  157   $  146     +  8%
Effective tax rate....................        25%      24%
Effective tax rate, excluding the 1996
  CBI integration charges.............        25%      26%    -  1%
Net income............................    $  316   $  186
Net income, excluding the 1996
  CBI integration charges.............    $  316   $  239     + 32%

(a) During the first quarter of 1996, Praxair recorded a charge of $85 million pre-tax ($53 million after tax) to cover CBI integration costs (see Note 3 to Praxair's 1996 consolidated financial statements).

The sales growth of 7% for both the quarter and nine months ended September 30, 1997 was predominately due to increased sales volumes and the effect of newly acquired packaged gases' and Surface Technologies' subsidiaries. This increase was partly offset by modest pricing decreases and unfavorable currency translation effects. Surface Technologies posted record sales, increasing approximately 27% for the quarter and 23% for the nine month period primarily due to volume growth and acquisitions.

The operating profit growth of 11% for the quarter ended September 30, 1997 and 18% for the nine months ended September 30, 1997 (excluding the 1996 CBI integration charges), was primarily due to the sales growth and productivity gains associated with the integration of the Liquid Carbonic business.
Increased depreciation and amortization reflected new projects coming on-stream, as well as packaged gases' and Surface Technologies' acquisitions. Selling, general and administrative expenses decreased primarily due to productivity improvements and cost synergies associated with the integration of the Liquid Carbonic business and favorable currency effects partly offset by increases associated with new acquisitions.

Interest expense increased for both the quarter and nine month periods due to higher international interest rates and higher debt levels (excluding debt incurred to finance assets held for sale - see Note 2 to the financial statements in Praxair's 1996 Annual Report). The effective tax rate for the quarter ended September 30, 1997 was 25% which is flat as compared to the 1996 period. The effective tax rate for the nine months ended September 30, 1997 was 25%, a 1% decrease from the nine months ended September 30, 1996 effective tax rate (excluding the tax benefit associated with the CBI integration charges). This decrease is due primarily to planned tax synergies.

Net Income for the quarter and nine months ended September 30, 1997 increased over the 1996 amounts (excluding the CBI integration charges) due principally to higher operating profit and improved income from equity investments, partially offset by higher interest expense and negative currency translation effects. Net income for the nine months ended September 30,1997 was also improved by the lower effective tax rate.

The number of employees at September 30, 1997 was approximately 25,500 which, when adjusted for acquisitions, reflects a decrease of approximately 300 from December 31, 1996. The decrease is principally the result of the integration of the Liquid Carbonic business and other cost improvement efforts partially offset by the addition of employees to support volume growth.

Segment Discussion

This summary of Sales, Operating profit and Operating profit excluding the 1996 CBI integration charges by geographic segment provides a basis for the discussion that follows:

(Millions of dollars)         Quarter Ended            Nine Months Ended
                              September 30,               September 30,
                             ----------------          -----------------
                              1997     1996              1997     1996
                             -------  -------           -------  -------
SALES
   United States.......     $  607   $  543            $1,786    $1,594
   South America.......        257      253               754       737
   Europe..............        141      148               446       456
   Canada, Mexico,
      Asia and Other...        185      171               540       511
                            -------  -------           -------   -------
                            $1,190   $1,115            $3,526    $3,298

OPERATING PROFIT
   United States.......     $  122   $   92            $  351    $  224
   South America.......         44       57               146       138
   Europe..............         25       25                83        82
   Canada, Mexico,
      Asia and Other...         26       22                68        29
   Corporate...........         (6)      (6)              (17)      (24)
                            -------  -------           -------   -------
                            $  211   $  190            $  631    $  449

OPERATING PROFIT EXCLUDING
1996 CBI INTEGRATION CHARGES
   United States.......     $  122   $   92            $  351    $  261
   South America.......         44       57               146       151
   Europe..............         25       25                83        86
   Canada, Mexico,
      Asia and Other...         26       22                68        57
   Corporate...........         (6)      (6)              (17)      (21)
                            -------  -------           -------   -------
                            $  211   $  190            $  631    $  534

United States

Volume growth and the effect of newly acquired packaged gases' and Surface Technologies' subsidiaries accounted for the sales increase for the quarter and nine months ended September 30, 1997 as compared to the 1996 periods. For the quarter and nine month periods, U.S. industrial gases volumes increased 6% and 7%, respectively.

Operating profit improved 33% for the quarter and 35% for the nine month period (excluding the 1996 CBI integration charges) as compared to the 1996 periods. Operating margin for the quarter increased to 20.0% from 16.9% in 1996. The improvement in both periods is due primarily to the increased sales, cost synergies associated with the integration of the Liquid Carbonic business, higher profitability in the Surface Technologies' business and other cost improvements.

South America

Sales for the quarter and nine months ended September 30, 1997 increased 2%, as compared to the 1996 periods, primarily due to sales volume growth of approximately 10% for the quarter and 9% for the nine month period, mostly offset by price declines and unfavorable currency translation effects. The price declines are attributable to the ongoing effects of the Brazilian government economic plan which has resulted in industrial commodity pricing deflation across a wide range of industries, and an increased competitive environment in Brazil. Excluding the currency translation effects, sales increased by 7% for both the quarter and nine months ended September 30, 1997 as compared to the 1996 periods.

Operating profit for the quarter and nine months ended September 30, 1997 decreased 23% and 3%, respectively, compared to the 1996 periods (excluding the CBI integration charges). This was due to unfavorable currency translation effects, the price declines, and higher energy and distribution costs partly offset by the sales volume growth and productivity improvements. Excluding the currency translation effects, operating profit decreased 12% for the quarter and increased 5% for the nine month period.

Europe

Sales for the quarter and nine months ended September 30, 1997 decreased 5% and 2%, respectively, as compared to the 1996 periods. The decrease for both periods was due primarily to unfavorable currency translation effects partly offset by volume increases and increased sales associated with Surface Technologies' acquisitions. Excluding the currency translation effects for the quarter and nine months ended September 30, 1997, sales increased by 11% and 9%, respectively.

Operating profit for the quarter ended September 30, 1997 was flat and decreased 3% for the nine months ended September 30, 1997 as compared to the 1996 periods (excluding the CBI integration charges). Excluding the currency translation effects for the quarter and nine months ended September 30, 1997, operating profit increased 20% and 12%, respectively, primarily due to increased volumes and Surface Technologies' acquisitions.

Canada, Mexico, Asia and Other

Sales for the quarter and nine months ended September 30, 1997 increased 8% and 6%, respectively, as compared to the 1996 periods, due to volume growth in Mexico and Asia and pricing improvement in Mexico partly offset by unfavorable currency translation effects.

Operating Profit for the quarter and nine months ended September 30, 1997 increased 18% and 19%, respectively, as compared to the 1996 periods (excluding the CBI integration charges), primarily due to the sales growth and synergies realized from the integration of the Liquid Carbonic business in Canada. This was partly offset by increased business development costs in Asia.

Liquidity, Capital Resources and Other Financial Data

Cash Flow From Operations

Cash flow from operations in the first nine months of 1997, as compared to the same period in 1996, increased from $391 million to $458 million, primarily due to increased net income partly offset by payments related to the CBI integration and prior years' incentive compensation programs. Excluding the incentive compensation payments, working capital remained consistent with the first nine months of 1996.

Investing

Cash flow used for investing in the first nine months of 1997 totaled $408 million versus $2,219 million in 1996. This decrease was due primarily to the 1996 acquisition of CBI and the proceeds received in the second quarter of 1997 on the initial public offering of Chicago Bridge & Iron Company, N.V. (see Note 2 to the condensed consolidated financial statements). Construction expenditures for the first nine months of 1997 totaled $635 million, down slightly from the corresponding period in 1996, largely due to the timing of cash payments.

Investment expenditures for the first nine months of 1997 totaled $89 million primarily relating to investments in India, Surface Technologies' acquisitions in the United Kingdom and Brazil, and the continuation of packaged gases' acquisitions in North America.

On a worldwide basis, construction and investment expenditures for the full year 1997 are expected to be approximately $1 billion primarily from industrial gases growth opportunities worldwide and the continuation of Praxair's packaged gases and Surface Technologies acquisition strategies.

Financing

At September 30, 1997, Praxair's total debt outstanding was $3,295 million, an increase of $30 million versus December 31, 1996. During the second quarter of 1997 a Canadian subsidiary of Praxair refinanced $74 million of short-term debt on a long-term basis.

On October 15, 1997, Praxair issued $250 million of 6.625% non-redeemable Notes due 2007 with interest payable semi-annually. The proceeds from the Notes were used to repay outstanding commercial paper and for general corporate purposes. Accordingly, at September 30, 1997, $250 million of Praxair's commercial paper has been classified as long-term in the consolidated balance sheet.

Praxair's debt-to-capital ratio was reduced from 56.7% at December 31, 1996 to 55.2% at the end of the current quarter. As of September 30, 1997, there were no borrowings under Praxair's $1.5 billion U. S. bank credit facility.


Recently Issued Accounting Standard on Earnings per Share

See Note 6 to the condensed consolidated financial statements.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

11.  Computation of Earnings per Share

27.  Financial Data Schedule

Reports on Form 8-K

None

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




Date:     October 29, 1997              By:       J. ROBERT VIPOND
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