Form 10-K405
period 1997-12-31
PRAXAIR INC
filed 1998-03-18
CIK 884905

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                   For the fiscal year ended December 31, 1997
                          Commission file number 1-11037



                                PRAXAIR, INC.
                               1997 FORM 10-K




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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

At January 31, 1998, 157,439,209 shares of common stock of Praxair, Inc. were outstanding. The aggregate market value of common stock held by non-affiliates at January 31, 1998 was approximately $6,498 million.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the 1997 Annual Report to Shareholders of the Registrant are incorporated in Parts I, II and IV of this report. Also, portions of the Proxy Statement of Praxair, Inc., dated March 6, 1998, are incorporated in Part III of this report.

The Index to Exhibits is located on page 11 of this report.

                          FORWARD-LOOKING STATEMENTS

The forward-looking statements contained in this document concerning, among other things, projected capital spending, continuation of acquisition activities in the packaged gases and surface technologies businesses, tax planning initiatives and effective tax rates, impacts in Brazil related to economic conditions and a prospective change in hyperinflationary accounting, impacts from currency and economic developments in Asia, the timing, proceeds and other terms of the disposition of assets held for sale, and market risks and sensitivity analyses disclosures related to financial instruments involve risks and uncertainties, and are subject to change based on various factors, including the impact of changes in worldwide and national economies, pricing fluctuations in foreign currencies, changes in interest rates, the continued timely development and acceptance of new products and processes, the impact of competitive products and pricing, the ability to continue to develop potential acquisition opportunities, and the impact of tax and other legislation and regulation in the jurisdictions in which the Company operates.

                                     INDEX




PART I                                                                   PAGE

Item 1:   Business .....................................................    2

Item 2:   Properties ...................................................    6

Item 3:   Legal Proceedings ............................................    6

Item 4:   Submission of Matters to a Vote of Security Holders ..........    6



PART II

Item 5:   Market for Registrant's Common Equity and Related

           Shareholder Matters .........................................    7

Item 6:   Selected Financial Data ......................................    7

Item 7:   Management's Discussion and Analysis of Financial

           Condition and Results of Operations .........................    7

Item 7a:  Quantitative and Qualitative Disclosures About Market Risk....    7

Item 8:   Financial Statements and Supplementary Data ..................    7

Item 9:   Changes in and Disagreements

           with Accountants on Accounting and Financial Disclosure .....    7



PART III

Item 10:   Directors and Executive Officers of the Registrant ..........    8

Item 11:   Executive Compensation ......................................    8

Item 12:   Security Ownership of Certain Beneficial

            Owners and Management ......................................    8

Item 13:   Certain Relationships and Related Transactions ..............    8



PART IV

Item 14:   Exhibits, Financial Statement Schedules,

            and Reports on Form 8-K ....................................    9



Signatures .............................................................   10



Index to Exhibits ......................................................   11

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

Praxair is the largest industrial gases company in North and South America and the third largest worldwide. The Company is the world's largest supplier of carbon dioxide. Praxair's primary products are atmospheric gases (oxygen, nitrogen, argon, rare gases) and process gases (carbon dioxide, helium, hydrogen, electronics gases, acetylene). The Company's coatings services business, operated through Praxair Surface Technologies, supplies wear-resistant and high-temperature corrosion-resistant metallic and ceramic coatings and powders. Sales for Praxair were $4,735, $4,449, and $3,146 million for 1997, 1996 and 1995, respectively, with industrial gases accounting for 90% of sales in 1997, 91% in 1996 and 90% in 1995, and coatings services/other accounting for the balance.

During 1996, Praxair acquired the common stock of CBI Industries, Inc. (CBI) (See Note 2 to the Consolidated Financial Statements). The industrial gases segment of CBI has been integrated into Praxair's worldwide industrial gases business. The remainder of CBI was considered not strategic to Praxair, and those businesses have been sold, or actions have been taken to sell them. The remaining businesses to be sold are immaterial at December 31, 1997.

Gases produced by the Company find wide use in the aerospace, beverage, chemicals, electronics, environmental remediation, food processing and preservation, glass, healthcare, metal fabrication, oil and gas, primary metals, pulp and paper, and various other industries. By using the gases that Praxair produces and, in many cases, the proprietary processes that it invents, customer value is created through improved product quality, increased productivity, conservation of energy, and the attainment of environmental improvement objectives. The Company has been and continues to be a major technological innovator in the industrial gases industry and, working with customers, has done much to increase the use of its industrial gases to support the manufacture of other products and for many other uses. Historically, consumption of industrial gases has increased at approximately 1.5 to 2.0 times local GDP growth in countries in which the Company does business.

INDUSTRIAL GASES PRODUCTS AND MANUFACTURING PROCESSES
Atmospheric gases are the highest volume products produced by Praxair. Using air as its raw material, Praxair produces oxygen, nitrogen and argon through several air separation processes. As a pioneer in the industrial gases industry, Praxair has been a leader in developing a wide range of proprietary and patented applications and supply systems technology. In recent years, Praxair has developed and commercialized new air separation technologies for the production of industrial gases and is a recognized leader in this rapidly growing market segment. These technologies open important new markets and optimize production capacity for the Company by lowering the cost of supply of industrial gases. These new technologies include proprietary vacuum pressure swing adsorption ("VPSA") and membrane separation to produce gaseous oxygen and nitrogen, respectively. During 1997, Praxair introduced a new product offering of small cryogenic nitrogen plants.

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

MERCHANT. The merchant business is generally associated with distributable liquid oxygen, nitrogen, argon, carbon dioxide, hydrogen and helium. Atmospheric gases for the merchant business are produced by cryogenic processes, whereas carbon dioxide, hydrogen and helium are produced by other processes as discussed earlier. The deliveries generally are made from Praxair's plants by tanker truck to storage containers owned and maintained by Praxair at the customer's site. Although merchant oxygen and nitrogen generally have a relatively small distribution radius from the plants at which they are produced, merchant argon, hydrogen and helium can be shipped much longer distances. The agreements used in the merchant business are usually three to five year requirement contracts except for carbon dioxide which typically has one year requirement contracts.

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

In the United States, most cylinder products are sold along with welding equipment (hardgoods) by distributors that buy the merchant product from industrial gases producers and package the product at their own facilities. Praxair has a large network of independent distributors and owns equity interests in distributor operations in 30 states in the U.S. and Puerto Rico. Praxair has acquired independent distributors in various locations in the United States.

                                             PRAXAIR, INC. AND SUBSIDIARIES


SURFACE TECHNOLOGIES
Praxair's surface technologies business provides metallic and ceramic coatings services for parts and equipment provided by customers. It also provides aircraft engine and airframe component overhaul services and sells a variety of specialty powders. Praxair Surface Technologies also manufactures a complete line of electric arc, plasma, and high velocity oxygen fuel spray equipment as well as arc and flame wire equipment. This equipment is used for the application of thermal barrier wear resistant coating. The coatings extend wear life at high temperatures and under corrosive conditions. These coatings are applied at Praxair's facilities using a variety of thermal spray coatings processes. The coated parts are finished to the customer's precise specifications before shipment. Customers for Praxair's surface technologies products and services include the aircraft, automotive, electronics, metal finishing, paper, petrochemical, printing and textile industries.

INVENTORIES - Praxair carries inventories of merchant and cylinder gases and coatings materials to supply products to its customers on a reasonable delivery schedule. On-site plants and pipeline complexes have limited inventory. Inventories, inventory obsolescence and backlogs are not material to Praxair's business.

CUSTOMERS - Praxair is not dependent, to a significant extent, upon a single customer or a few customers.

INTERNATIONAL - Praxair is a global enterprise with 49% of its 1997 sales outside of the United States. It conducts industrial gases business through subsidiary and affiliated companies in Argentina, Australia, Belgium, Belize, Bolivia, Brazil, Canada, Chile, Colombia, Costa Rica, Ecuador, France, Germany, Indonesia, India, Israel, Italy, Japan, Korea, Mexico, the Netherlands, the People's Republic of China, Paraguay, Peru, Poland, Portugal, Spain, Thailand, Turkey, Uruguay and Venezuela. S.I.A.D. (Societa Italiana Acetilene & Derivati S.p.A.), an Italian company carried at equity, also has established positions in Austria, Bulgaria, Croatia, the Czech Republic, Hungary, Romania and Slovenia. Praxair's surface technologies business has operations in Brazil, Denmark, France, Germany, Italy, Japan, Singapore, Spain, Switzerland and the United Kingdom.

Praxair's international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other economic, political and regulatory policies of local governments. Also, see Note 1 of the section captioned "Notes to Consolidated Financial Statements", and the section captioned "Management's Discussion and Analysis - Market Risk and Sensitivity Analyses" in Praxair's 1997 Annual Report to Shareholders.

SEASONALITY  -  Praxair's  business  is  generally  not  subject  to   seasonal
fluctuations to any significant extent.

RESEARCH AND DEVELOPMENT - Praxair's research and development is directed toward developing new and improved methods for the production and distribution of industrial gases and the development of new markets and applications for these gases. This results in the frequent introduction of new industrial gas applications. It has also led to the development of new advanced air separation process technologies. Research and development for industrial gases is principally conducted at Tonawanda and Tarrytown, New York; Burr Ridge, Illinois; Rio de Janeiro, Brazil; Mississauga, Canada and Norwood, Massachusetts.

Praxair conducts research and development for its surface technologies to improve the quality and durability of coatings and the use of specialty powders for new applications and industries. Surface technologies research is conducted at Indianapolis, Indiana.

PATENTS AND TRADEMARKS - Praxair owns or licenses a large number of United States and foreign patents that relate to a wide variety of products and processes. Praxair's patents expire at various times over the next 20 years. While these patents and licenses are considered important, Praxair does not consider its business as a whole to be materially dependent upon any one particular patent or patent license. Praxair also owns a large number of trademarks.

                                             PRAXAIR, INC. AND SUBSIDIARIES


RAW MATERIALS AND ENERGY - Energy is the largest single cost item in the production and distribution of industrial gases. Principal risks to Praxair's business and financial performance include shortage of electric power and natural gas, interruption of supply or increases in price which cannot be passed through to customers. Praxair has not, historically, experienced significant difficulties of this nature. Also, Praxair operates a large fleet of trucks, and any fuel shortage may adversely affect its distribution system.

For carbon dioxide, carbon monoxide, helium, hydrogen, specialty gases and surface technologies, raw materials are largely purchased from outside sources. Praxair has contracts or commitments for, or readily available sources of, most of these raw materials; however, their long term availability and prices are subject to market conditions.

COMPETITION - Praxair operates within a highly competitive environment. Some of its competitors are larger in size and capital base than Praxair. Competition is based on price, product quality, delivery, reliability, technology and service to customers.

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

EMPLOYEES AND LABOR RELATIONS - As of December 31, 1997, Praxair had 25,388 employees worldwide, excluding employees related to assets held for sale. Of this number, 8,797 are employed in the United States. Praxair has collective bargaining agreements with unions at numerous locations throughout the world which expire at various dates. Praxair considers relations with its employees to be good.

ENVIRONMENT - Information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis - Costs Relating to the Protection of the Environment" in Praxair's 1997 Annual Report to Shareholders.

                                             PRAXAIR, INC. AND SUBSIDIARIES


ITEM 2. PROPERTIES

Praxair's worldwide headquarters is located in leased office space in Danbury, Connecticut. Other principal administrative offices are owned in Tonawanda, New York and Rio de Janeiro, Brazil.

Praxair designs, engineers, manufactures and operates facilities that produce and distribute industrial gases. These industrial gas production facilities and certain components are designed and/or manufactured at its facilities in Tonawanda, New York; Norwood, Massachusetts; Burr Ridge, Illinois and Rio de Janeiro, Brazil. Praxair's Italian equity affiliate, Societa Italiana Acetilene & Derivati S.p.A. (S.I.A.D.) also has such capacity.

Praxair owns 301 cryogenic air separation plants (164 in the United States); 89 by-product carbon dioxide plants (22 in the United States); 291 non-cryogenic plants, and 30 hydrogen plants. No single production facility is material except for the following complexes:

                           Number of
SUPPLY SYSTEM              CONNECTED PLANTS     PRODUCTS PRODUCED
Northern Indiana                 11             Air Separation/Hydrogen
Houston                           8             Air Separation
Gulf Coast *                     11             Hydrogen/ Carbon Monoxide
Detroit                           6             Air Separation/Hydrogen
Southern Brazil *                 2             Air Separation
Northern Spain                    3             Air Separation/Hydrogen

* partially owned and partially leased.

The surface technologies business operates 33 plants located near customers in Brazil, Denmark, France, Germany, Italy, Japan, Singapore, Spain, Switzerland, the United Kingdom and the United States.

Generally, these facilities are fully utilized and sufficient to meet customer needs.


ITEM 3.  LEGAL PROCEEDINGS
Information required by this item is incorporated herein by reference to the section captioned "Notes to Consolidated Financial Statements - Note 14 Commitments and Contingencies" in Praxair's 1997 Annual Report to Shareholders.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Praxair did not submit any matters to a shareholder vote during the fourth quarter of 1997.

                                          PART II
                                             PRAXAIR, INC. AND SUBSIDIARIES


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market, trading, shareholder and dividend information for Praxair's common stock is incorporated herein by reference to the section captioned "Information for Investors" in Praxair's 1997 Annual Report to Shareholders.

Praxair's annual dividend on its common stock for 1997 was $0.44 per share. In January 1998, Praxair's Board of Directors declared a dividend of $0.125 per share for the first quarter of 1998, or $0.50 per share annualized, which may be changed as Praxair's earnings and business prospects warrant. The declaration of dividends is a business decision made by the Board of Directors based on Praxair's earnings and financial condition and other factors the Board of Directors considers relevant.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data for the five years ended December 31, 1997 is incorporated herein by reference to the section captioned "Five-year Financial Summary" in Praxair's 1997 Annual Report to Shareholders. This summary should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis" in Praxair's 1997 Annual Report to Shareholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis" in Praxair's 1997 Annual Report to Shareholders.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information required by this item is incorporated herein by reference to the sections captioned "Consolidated Statement of Income," "Consolidated Balance Sheet," "Consolidated Statement of Cash Flows," "Consolidated Statement of Shareholders' Equity" and "Notes to Consolidated Financial Statements" in Praxair's 1997 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants reportable under this item.

                                          PART III
                                             PRAXAIR, INC. AND SUBSIDIARIES


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is incorporated herein by reference to the section captioned "Directors and Executive Officers" in Praxair's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this item is incorporated herein by reference to the section captioned "Executive Compensation" in Praxair's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders" in Praxair's Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no transactions or relationships since the beginning of 1997 which are reportable under this item.

                                          PART IV
                                             PRAXAIR, INC. AND SUBSIDIARIES


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules
                                                              PAGE NO. IN
                                                           PRAXAIR'S 1997
                                                       ANNUAL REPORT (AR)*
    FINANCIAL STATEMENTS

    Consolidated Statement of Income for the Years Ended
     December 31, 1997, 1996 and 1995 .........................  AR-34

    Consolidated Balance Sheet at December 31, 1997 and 1996 ..  AR-35

    Consolidated Statement of Cash Flows for the Years Ended
     December 31, 1997, 1996 and 1995 .........................  AR-36

    Consolidated Statement of Shareholders' Equity  for the
     Years Ended December 31, 1997, 1996 and 1995 .............  AR-37

    Notes to Consolidated Financial Statements ................  AR-38

    Report of Independent Accountants .........................  AR-53

    * Incorporated by reference from the indicated pages of the 1997 Annual Report to Shareholders.

    FINANCIAL STATEMENT SCHEDULES

    All financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Reports on Form 8-K

    Non-applicable.

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

                              PRAXAIR, INC.
                              (Registrant)



Date: March 18, 1998

                             /s/J. Robert Vipond
                             J. Robert Vipond
                             VICE PRESIDENT AND CONTROLLER
                             (ON   BEHALF  OF  THE  REGISTRANT  AND  AS  CHIEF
                             ACCOUNTING OFFICER)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 1998.




/s/John A. Clerico          /s/Alejandro Achaval   /s/Ronald L. Kuehn, Jr.
John A. Clerico             Alejandro Achaval      Ronald L. Kuehn, Jr.
EXECUTIVE VICE PRESIDENT    DIRECTOR               DIRECTOR
& CHIEF FINANCIAL OFFICER
AND DIRECTOR




/s/Edgar G. Hotard          /s/Raymond W. LeBoeuf  /s/Benjamin F. Payton
Edgar G. Hotard             Raymond W. LeBoeuf     Benjamin F. Payton
PRESIDENT AND CHIEF         DIRECTOR               DIRECTOR
OPERATING OFFICER AND
DIRECTOR




/s/H. William Lichtenberger /s/C. Fred Fetterolf  /s/G. Jackson Ratcliffe, Jr.
H. William Lichtenberger    C. Fred Fetterolf     G. Jackson Ratcliffe, Jr.
CHAIRMAN AND CHIEF          DIRECTOR              DIRECTOR
EXECUTIVE OFFICER




                            /s/Dale F. Frey       /s/H. Mitchell Watson, Jr.
                            Dale F. Frey          H. Mitchell Watson, Jr.
                            DIRECTOR              DIRECTOR




                            /s/Claire W. Gargalli
                            Claire W. Gargalli
                            DIRECTOR

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

   4.03 Indenture, dated as of July 15, 1992, between Praxair, Inc. and State Street Bank and Trust Company, successor trustee to Fleet Bank of Connecticut and the ultimate successor trustee to Bank of America Illinois (formerly Continental Bank, National Association) (Filed as
          Exhibit 4 to the Company's Form 10-Q for the quarter ended June 30, 1992, Filing No. 1-11307, and incorporated herein by reference).

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

                                             PRAXAIR, INC. AND SUBSIDIARIES


EXHIBIT NO. DESCRIPTION

 *10.01b    Second Amendment  to  the  1992  Long-Term Incentive Plan (Filed as
          Exhibit 10.01b to the Company's 1995 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

  *10.01c    Third  Amendment  to  the  1992 Long-Term Incentive Plan (Filed as
          Exhibit 10.01c to the Company's 1995 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

  *10.01d     Fourth  Amendment to the 1992 Long-Term Incentive Plan (Filed  as
          Exhibit 10.01d to the Company's 1996 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

 *10.02     Form of Severance Compensation Agreement

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

  *10.06      Restated  Praxair,  Inc. Directors' Fees Deferral Plan (Filed  as
          Exhibit 10.06 to the Company's 1996 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

  *10.07      Amended  and  Restated 1993 Praxair Compensation Deferral Program
          (Filed as Exhibit 10.07 to the Company's 1996 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

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

  10.13a    First Amendment to Danbury  Lease-Related Services Agreement (Filed
          as Exhibit 10.13a to the Company's 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

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

  10.14c    Third Amendment to Linde Data Center Lease (Filed as Exhibit 10.14c
          to the Company's 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

  10.14d   Fifth Amendment to Carbide Center Lease (Filed as Exhibit  10.14d to
          the Company's 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

  10.15     Employee Benefits Agreement  dated  as  of  June  4, 1992 (Filed as
          Exhibit 10.25 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

  10.15a    First Amendatory  Agreement  to  the  Employee  Benefits  Agreement
          (Filed as Exhibit 10.15a to the Company's 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

                                             PRAXAIR, INC. AND SUBSIDIARIES

EXHIBIT NO. DESCRIPTION

   10.16      Tax  Disaffiliation Agreement dated as of June 4, 1992 (Filed  as
          Exhibit 10.20 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

  10.17 Credit Agreement dated as of December 7, 1995, among Praxair, Inc., The Banks Party Thereto, Morgan Guaranty Trust Company of New York as Documentation Agent and The Chase Manhattan Bank (formerly known as Chemical Bank), as Administrative Agent (Filed as Exhibit 10.17 to the Company's 1995 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

  10.17a    Amendment No. 1 to Credit Agreement, dated as of December 22, 1997.

  *10.18    1996 Praxair, Inc. Senior Executive  Performance  Award Plan (Filed
          as Exhibit 10.19 to the Company's Report on Form 10-Q for the Quarter ended March 31, 1996, Filing No. 1-11037, and incorporated herein by reference).

   10.19 Form of Underwriting Agreement related to the sale of shares of Chicago Bridge & Iron Company N.V. (Filed as Exhibit 1 to the Registration Statement on Form S-1 of Chicago Bridge & Iron Company N.V., Registration No. 333-18065, and incorporated herein by reference).

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

                           SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549


              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  For the fiscal year ended December 31, 1997
                        Commission file number 1-11037



                                  EXHIBITS






                                Praxair, Inc.
                               1997 Form 10-K




Praxair, Inc.                             Tel.  (203) 837-2000
39 Old Ridgebury Road                     State of incorporation: Delaware
Danbury, Connecticut 06810-5113           IRS identification number: 06-124 9050