Form 10-Q
period 1998-03-31
PRAXAIR INC
filed 1998-05-08
CIK 884905

FORM 10Q

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 1998
                                   ---------------
                                     OR

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

                              Yes [X]         No [ ]

At March 31, 1998, 157,806,783 shares of common stock ($.01 par value) of the Registrant were outstanding.

                          Forward-looking statements
                          --------------------------

The forward-looking statements contained in this document concerning, among other things, projected capital spending, continuation of acquisition activities in the packaged gases and surface technologies businesses, tax planning initiatives and effective tax rates, impacts in Brazil related to currency and a change in functional currency, impacts from currency and economic developments in Asia, and the timing, proceeds and other terms of the disposition of assets held for sale involve risks and uncertainties, and are subject to change based on various factors, including the impact of changes in worldwide and national economies, pricing fluctuations in foreign currencies, changes in interest rates, the continued timely development and acceptance of new products and processes, the impact of competitive products and pricing, the ability to continue to develop potential acquisition opportunities, and the impact of tax and other legislation and regulation in the jurisdictions in which the Company operates.

                                     INDEX



PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

    Consolidated Statement of Income - Praxair, Inc. and Subsidiaries Quarter Ended March 31, 1998 and 1997 (Unaudited)

    Condensed Consolidated Balance Sheet - Praxair, Inc. and Subsidiaries March 31, 1998 (Unaudited) and December 31, 1997

    Condensed Consolidated Statement of Cash Flows - Praxair, Inc. and Subsidiaries Quarter Ended March 31, 1998 and 1997 (Unaudited)

    Notes to Condensed Consolidated Financial Statements - Praxair, Inc. and Subsidiaries (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk (refer to the Market Risks and Sensitivity Analyses in the Management's Discussion and Analysis section of Praxair's 1997 Annual Report)


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

Signature

Exhibit Index
PART I.  FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                        PRAXAIR, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

(Millions of dollars, except per share data)

                                                Quarter Ended
                                                   March 31
                                              ----------------
                                                1998     1997
                                              -------  -------

SALES .....................................   $1,201   $1,158

Cost of sales, exclusive of
  depreciation and amortization ...........      697      665
Selling, general and administrative .......      167      167
Depreciation and amortization .............      115      110
Research and development ..................       19       19
Other income-net ..........................       11       10
                                              -------  -------
OPERATING PROFIT ..........................      214      207
Interest expense ..........................       65       51
                                              -------  -------
INCOME BEFORE INCOME TAXES ................      149      156
Income taxes ..............................       38       39
                                              -------  -------
INCOME OF CONSOLIDATED ENTITIES ...........      111      117
Minority interests ........................      (13)     (17)
Income from equity investments ............        4        2
                                              -------  -------
NET INCOME ................................   $  102   $  102

PER SHARE DATA:
Basic earnings per share ..................   $ 0.65   $ 0.65
Diluted earnings per share.................   $ 0.62   $ 0.62
Cash dividends per share ..................   $ 0.125  $ 0.11

WEIGHTED AVERAGE SHARES OUTSTANDING (000'S):
Basic shares outstanding ..................   158,058  158,128
Diluted shares outstanding ................   163,236  164,332


The accompanying notes are an integral part of these financial statements.

                        PRAXAIR, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEET

(Millions of dollars)
                                                    March 31,
                                                      1998       December 31,
                                                   (Unaudited)       1997
                                                   -----------   ------------
ASSETS

Cash and cash equivalents .......................    $    36       $    43
Accounts receivable .............................        993           971
Inventories .....................................        321           329
Prepaid and other ...............................        169           154
                                                     --------      --------
     TOTAL CURRENT ASSETS .......................      1,519         1,497

Property, plant and equipment-net ...............      4,686         4,607
Other assets ....................................      1,788         1,706
                                                     --------      --------
     TOTAL ASSETS ...............................    $ 7,993       $ 7,810


LIABILITIES AND EQUITY

Accounts payable ................................    $   376       $   383
Short-term debt .................................        401           391
Current portion of long-term debt ...............         35            40
Other current liabilities .......................        531           552
                                                     --------      --------
     TOTAL CURRENT LIABILITIES ..................      1,343         1,366

Long-term debt ..................................      3,013         2,874
Other long-term obligations .....................        936           852
                                                     --------      --------
     TOTAL LIABILITIES ..........................      5,292         5,092

Minority interests ..............................        483           521
Preferred stock .................................         75            75
Shareholders' equity ............................      2,143         2,122
                                                     --------      --------
     TOTAL LIABILITIES AND EQUITY ...............    $ 7,993       $ 7,810


The accompanying notes are an integral part of these financial statements.

                        PRAXAIR, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

(Millions of dollars)
                                                      Quarter ended March 31,
                                                     -------------------------
                                                         1998          1997
                                                     -----------   -----------
OPERATIONS
  Net income .....................................    $  102        $  102
  Adjustments:
    Depreciation and amortization ................       115           110
    Special charges ..............................        (2)           (8)
    Deferred income taxes ........................        29             4
    Gain on sale of fixed assets .................         -             1
    Working capital ..............................       (71)         (146)
    Long-term assets and liabilities .............       (35)          (13)
    Other non-cash charges .......................         2            10
                                                      -------       -------
      Net cash provided by operating activities ..       140            60
                                                      -------       -------

INVESTING
  Construction ...................................      (171)         (200)
  Acquisitions ...................................      (160)          (22)
  Divestitures and asset sales ...................        12            13
                                                     --------      --------
      Net cash used for investing activities .....      (319)         (209)
                                                     --------      --------

FINANCING
  Short-term borrowings-net ......................        10           102
  Long-term borrowings ...........................       157            35
  Long-term debt repayments ......................       (22)          (19)
  Minority transactions and other ................        22            56
  Issuances of common stock ......................        52            40
  Purchases of common stock ......................       (27)          (39)
  Cash dividends .................................       (20)          (18)
                                                     --------      --------
      Net cash provided by financing activities ..       172           157
                                                     --------      --------

Effect of exchange rate changes on cash and
  cash equivalents ...............................         -            (1)
                                                     --------      --------
Change in cash and cash equivalents ..............        (7)            7
Cash and cash equivalents beginning-of-year.......        43            63
                                                     --------      --------
Cash and cash equivalents end-of-period ..........   $    36       $    70

Supplemental data:
Effect of functional currency change (Note 2) ....   $    81       $     -


The accompanying notes are an integral part of these financial statements.

                        PRAXAIR, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Presentation of Condensed Consolidated Financial Statements

     In the opinion of Praxair, Inc. (Praxair) management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consisted of only normal recurring adjustments. The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to the Financial Statements of Praxair, Inc. and subsidiaries in Praxair's 1997 Annual Report. Certain prior years' amounts have been reclassified to conform to the current years' presentation.


2.   Accounting Matters

     FUNCTIONAL  CURRENCY  CHANGE  IN  BRAZIL  -  As   required  by  accounting
     standards, effective January 1, 1998 Brazil is no longer a hyperinflationary economy. Accordingly, Praxair's majority owned subsidiary (SA White Martins) designated the Brazilian Real as its functional currency instead of the U.S. Dollar. The effect of this change was to increase Operating profit and interest expense by approximately $5 million for the quarter ended March 31, 1998. The impact on taxes and net income was not significant. This change also required Praxair to record a one-time cumulative adjustment for additional deferred income taxes of $81 million with offsetting balance sheet reductions to the cumulative translation component of Shareholders' equity and Minority interests of $57 million and $24 million, respectively.

     COMPREHENSIVE INCOME - Effective January 1, 1998, Praxair adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The adoption produced no effect on the Company's financial position, cash flows, or results of operations. Comprehensive income has been disclosed in Note 5.


3.  Special Charges

     At March 31, 1998, the remaining accrual balance related to 1996 and 1997 Special charges was $24 million (see Note 3 to Praxair's 1997 consolidated financial statements).


4.   Inventories

     The following is a summary of Praxair's consolidated inventories:

(Millions of dollars)
                                      March 31,
                                        1998       December 31,
                                     (Unaudited)       1997
                                     -----------   ------------

    Raw materials and supplies......    $ 109          $ 120
    Work in process.................       43             48
    Finished goods..................      169            161
                                        ------         ------
                                        $ 321          $ 329

5.   Shareholders' Equity

     Changes in Shareholders' Equity were as follows:

(Thousands of shares)
                                             Common      Treasury
                                          Stock Issued     Stock
                                          ------------   ---------
Balance, January 1, 1998................     159,970       2,596
Common stock activity (a) ..............         415         (18)
                                            ---------    --------
Balance, March 31, 1998.................     160,385       2,578


(Millions of dollars)                                         Accumulated
                                 Additional                   Other
                          Common Paid-In    Treasury Retained Comprehensive
                           Stock Capital    Stock    Earnings Income      Total
                          ------ ---------- -------- -------- ----------- ------
Balance, January 1, 1998 .. $ 2   $1,471     $(129)   $1,034     $(256)  $2,122
Net income ................                              102                102
Translation adjustments ...                                        (29)     (29)
Effect of functional
  currency change (Note 2).                                        (57)     (57)
                                                                         -------
  Comprehensive income (b).                                              $   16
Dividends - common stock...                              (20)               (20)
Common stock activity (a)..           21         4                           25
                            ---   ------     ------   -------    ------  -------
Balance, March 31, 1998 ... $ 2   $1,492     $(125)   $1,116     $(342)  $2,143
                            ===   ======     ======   ======     ======  =======

(a)  Relates  to  issuances of common stock for the Dividend  Reinvestment  and
    Stock  Purchase   Plan,   employee   savings   and   incentive  plans,  and
    issuances/purchases of common stock.

(b) Comprehensive income for the quarter ended March 31, 1997 was $53 million.


     During the quarter ended March 31, 1998, Praxair granted options for 833,225 shares of common stock having option prices ranging from $40.56 to $47.00 per share, the closing market price of Praxair's common stock on the day of the grants. At March 31, 1998 there were 11,449,204 shares under option at prices ranging from $9.80 to $56.13 per share (weighted average of $26.51) of which options for 7,529,564 shares were exercisable at prices ranging from $9.80 to $46.50 per share (weighted average of $16.95). During the quarter ended March 31, 1998, 272,970 options were exercised.

6   Debt and Financial Instruments

    Debt - The following is a summary of Praxair's outstanding debt at March 31, 1998 and December 31, 1997:


(Millions of dollars)                      March 31,
                                             1998      December 31,
                                         (Unaudited)       1997
                                         -----------   ------------
Short-term:
  Canadian borrowings....................   $  137       $   84
  South American borrowings..............      191          268
  Other borrowings.......................       73           39
                                            -------      -------
Total Short-term Debt....................      401          391
Long-term:
U.S.:
  Commercial paper and US bank borrowings.  $1,005       $  860
  6.25%  Notes due 2000...................      75           75
  6.70%  Notes due 2001...................     250          250
  6.625% Notes due 2003...................      75           75
  6.75%  Notes due 2003...................     300          300
  6.85%  Notes due 2005...................     150          150
  6.90%  Notes due 2006...................     250          250
  6.625% Notes due 2007...................     250          250
  8.70%  Debentures due 2022
         (Redeemable after 2002)..........     300          300
  Other borrowings........................      59           57
Canadian subsidiary borrowings............     161          160
South American subsidiary borrowings......     123          136
Other International borrowings............      50           51
                                            -------      -------
                                             3,048        2,914
Less: Current portion of long-term debt ..      35           40
                                            -------      -------
Total Long-term Debt......................   3,013        2,874
                                            -------      -------
Total Debt................................  $3,449       $3,305
                                            =======      =======

     At March 31, 1998, $1,005 million of short-term borrowings have been classified as long term ($860 million at December 31, 1997) because of the Company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of its $1.5 billion credit agreement.

     On April 2, 1998, Praxair issued $250 million of 6.15% non-redeemable Notes due 2003 with interest payable semi-annually. The proceeds from the Notes were used to repay outstanding commercial paper and for other general corporate purposes.

     Financial Instruments - The following table is a summary of the notional amount of interest rate swap agreements at March 31, 1998:

     (Millions of dollars)                        March 31,
                                                   1998
                                                (Unaudited)(a)
                                                -------------
        Maturing within one year:
          Fixed Rate Swaps ....................    $955
          Floating Rate Swaps .................    $150
          Forward Starting Fixed Rate Swaps ...    $ 70
        Maturing 2001:
          Fixed Rate Swaps ....................    $ 80

 (a) Additionally, at March 31, 1998, there are $300 million notional value of fixed rate swaps that effectively offset $300 million notional value of floating rate swaps through June 1998. At December 31, 1997 these offsetting contracts were forward starting.

     At March 31, 1998, Praxair had $337 million of currency exchange forward contracts outstanding primarily to hedge balance sheet exposures. Additionally, there are $213 million notional value of currency exchange contracts that effectively offset. These contracts all mature within one year.


7.   Earnings Per Share

     Basic earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents. The difference between the number of shares used in the basic earnings per share calculation is due to the dilutive effect of outstanding stock options.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results


(Millions of dollars, except percent)
                                                              Percent
Quarter Ended March 31,                    1998     1997      Change
--------------------------------------    ------  --------   ---------
Sales.................................    $1,201   $1,158     +  4%
Selling, general and administrative...    $  167   $  167        -
Depreciation and amortization.........    $  115   $  110     +  5%
Operating profit......................    $  214   $  207     +  3%
Interest expense......................    $   65   $   51     + 27%
Effective tax rate....................        25%      25%       -
Net income............................    $  102   $  102        -


The sales growth of 4% for the quarter was predominately due to increased sales volumes, the effect of newly acquired packaged gases and Surface Technologies subsidiaries partly offset by unfavorable currency effects, lower plant sales and unfavorable pricing. Surface Technologies posted record sales, increasing approximately 10% for the quarter primarily due to volume growth and acquisitions.

The sales growth along with productivity gains and the effect of the functional currency change in Brazil (see Note 2) were primarily responsible for the increase in Operating profit to $214 million. Increased depreciation and amortization reflected new projects coming on-stream, as well as packaged gases and Surface Technologies acquisitions. Selling, general and administrative expenses were flat due to the effects of productivity improvements offset by new packaged gases and Surface Technologies acquisitions, and cost inflation.

Interest expense increased due to higher debt levels and the effect of the functional currency change in Brazil. The effective tax rate for the quarter was 25%, flat as compared to the 1997 effective tax rate.

Net Income for the quarter was flat as compared to the 1997 period due principally to higher operating profit offset by the increased interest expense.

The number of employees at March 31, 1998 was approximately 26,000 which, when adjusted for acquisitions, reflects a decrease of approximately 250 from December 31, 1997. The decrease is principally the result of productivity improvement initiatives in South America, Europe and the North American packaged gases business partially offset by the addition of employees to support volume growth.

Segment Discussion

This summary of Sales and Operating profit by geographic segment provides a basis for the discussion that follows:

(Millions of dollars)
                                        Quarter Ended March 31,
                                          1998           1997
                                         -----          -----
SALES
   United States....................    $  627         $  588
   South America....................       246            248
   Europe...........................       156            150
   Canada, Mexico, Asia and Other...       172            172
                                        -------        -------
                                        $1,201         $1,158


(Millions of dollars)
                                        Quarter Ended March 31,
                                          1998           1997
                                         -----          -----
OPERATING PROFIT
   United States....................    $  122         $  112
   South America....................        46             52
   Europe...........................        30             29
   Canada, Mexico, Asia and Other...        22             20
   Corporate........................        (6)            (6)
                                        -------        -------
                                        $  214         $  207


United States
-------------
Strong volume growth (6%) and the effect of newly acquired packaged gases subsidiaries (6%) partly offset by unfavorable pricing and lower plant sales accounted for the sales increase for the quarter ended March 31, 1998 as compared to the 1997 period.

Operating profit improved 9% for the quarter with the operating margin increasing to 19.5% from 19.0% in 1997. The improvement is due primarily to the increased sales, acquisitions, and the benefits of productivity improvement initiatives.

South America
-------------
Sales for the quarter ended March 31, 1998 decreased 1% primarily due to unfavorable currency effects and pricing which were largely offset by strong sales volume growth. Excluding the currency effects for the quarter ended March 31, 1998, sales increased by 6%.

Operating profit for the quarter ended March 31, 1998 decreased $5 million, or 10%, compared to the first quarter 1997 after excluding unfavorable currency effects and the positive impact of the functional currency change in Brazil (see Note 2). This was due to cost inflation which was partly offset by productivity improvement initiatives.

Europe
------
Sales for the quarter ended March 31, 1998 increased 4% as compared to the first quarter of 1997 due primarily to volume increases and sales associated with Surface Technologies acquisitions, partly offset by currency effects and lower pricing. Excluding the currency effects for the quarter ended March 31, 1998, sales increased by 13%.

Operating profit for the quarter ended March 31, 1998 was consistent with the first quarter of 1997. Excluding the currency effects for the quarter ended March 31, 1998, operating profit increased 10% primarily due to volume growth and Surface Technologies acquisitions.

Canada, Mexico, Asia and Other
------------------------------
Sales for the quarter ended March 31, 1998 were flat as compared to the 1997 period due to the offsetting effects of volume growth (primarily in Mexico and
Asia), pricing improvement in Mexico and unfavorable currency effects (primarily in Asia). Excluding the currency effects for the quarter ended March 31, 1998, sales increased by 13%.

Operating Profit for the quarter ended March 31, 1998 increased by 10% as compared to the first quarter of 1997. Excluding the currency effects for the quarter ended March 31, 1998, operating profit increased by 20% reflecting the strong sales growth and the impact of productivity initiatives (primarily in Canada).

Liquidity, Capital Resources and Other Financial Data

Cash Flow From Operations
-------------------------
Cash flow from operations in the first quarter of 1998 increased from $60 million to $140 million, primarily due to lower working capital requirements. Payments made in the first quarter of 1997 for pre-1997 incentive compensation programs was the primary reason for the working capital improvement.

Investing
---------
Cash flow used for investing in the first quarter of 1998 totaled $319 million, an increase of $110 million from the 1997 quarter. This increase was due primarily to higher acquisition expenditures partly offset by lower construction expenditures.

Construction expenditures for the first quarter of 1998 totaled $171 million, down $29 million from the corresponding quarter in 1997, largely due to the timing of cash payments.

Acquisition expenditures for the first quarter of 1998 totaled $160 million, an increase of $138 million from the 1997 quarter. This increase is primarily related to the purchase of the remaining shares outstanding of GasTech, Inc. a U.S. packaged gases distributor (previously an equity investment), and other investments related to the U.S. packaged gases business, a joint venture in India, and buy-outs of minority interests in South America and Canada.

On a worldwide basis, construction and investment expenditures for the full year 1998 are still expected to be approximately $1 billion primarily from growth opportunities in the United States, South America, Europe and Asia and the continuation of Praxair's packaged gases and Surface Technologies acquisition strategies.

Financing
---------
At March 31, 1998, Praxair's total debt outstanding was $3,449 million, an increase of $144 million versus December 31, 1997. This increase in debt was needed primarily to finance the first quarter acquisitions. As of March 31, 1998, there were no borrowings under Praxair's $1.5 billion U.S. bank credit facility.

On April 2, 1998, Praxair issued $250 million of 6.15% non-redeemable Notes due 2003 with interest payable semi-annually. The proceeds from the Notes were used to repay outstanding commercial paper and for other general corporate purposes.

Praxair's debt-to-capital ratio increased from 54.9% at December 31, 1997 to 56.1% at March 31, 1998. This increase is due to a combination of the higher debt levels required to finance the first quarter acquisitions and the effect of the functional currency change in Brazil which reduced Praxair's Shareholders' equity and Minority interests (see Note 2).


Recently Issued Accounting Standard on Comprehensive Income

See Note 2 to the condensed consolidated financial statements.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

The Annual Meeting of the Shareholders of Praxair, Inc. was held on April 28, 1998. At that meeting, four directors were elected. The vote was as follows:

Election of Directors:

       NOMINEE                  VOTES FOR        VOTES WITHHELD
-------------------------      -----------       --------------
Alejandro Achaval              134,950,192         1,283,065
Ronald L. Kuehn, Jr.           134,915,309         1,317,948
H. William Lichtenberger       134,916,121         1,317,136
H. Mitchell Watson, Jr.        134,916,899         1,316,358

In addition to the foregoing elected directors, the terms of office for the following individuals continue after the meeting:

John A. Clerico
C. Fred Fetterolf
Dale F. Frey
Claire W. Gargalli
Edgar G. Hotard
Raymond W. LeBoeuf
Benjamin F. Payton
G. Jackson Ratcliffe, Jr.


Item 6.  Exhibits and Reports on Form 8-K

Exhibits

27.  Financial Data Schedule

Reports on Form 8-K

As a result of the new accounting standard regarding earnings per share (Statement of Financial Accounting Standards No. 128), a report on Form 8-K dated April 1, 1998 was filed in order to retroactively restate the Corporation's earnings per share information included in Financial Data Schedules filed with Forms 10Q and 10K, as applicable, for the periods ended June 30, 1996, September 30, 1996, December 31, 1996, March 31, 1997, June 30,
1997, and September 30, 1997. The Form 8-K also included Financial Data Schedules for the periods ended December 31, 1995 and March 31, 1996.

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




Date:       May 8, 1998              By:         /s/J. Robert Vipond
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

 27.  Financial Data Schedule