Form 10-Q
period 1998-06-30
PRAXAIR INC
filed 1998-08-06
CIK 884905

FORM 10Q

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1998
                                   ---------------
                                     OR

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

                              Yes [X]         No [ ]

At June 30, 1998, 158,168,854 shares of common stock ($.01 par value) of the Registrant were outstanding.

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

                                     INDEX



PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

    Condensed Consolidated Statement of Income - Praxair, Inc. and Subsidiaries Quarter and Six Months Ended June 30, 1998 and 1997 (Unaudited)

    Condensed Consolidated Balance Sheet - Praxair, Inc. and Subsidiaries June 30, 1998 (Unaudited) and December 31, 1997

    Condensed Consolidated Statement of Cash Flows - Praxair, Inc. and Subsidiaries Six Months Ended June 30, 1998 and 1997 (Unaudited)

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

Exhibit Index
PART I.  FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

                        PRAXAIR, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

(Millions of dollars, except per share data)

                                           Quarter Ended     Six Months Ended
                                              June 30,           June 30,
                                          ----------------   ----------------
                                            1998     1997      1998     1997
                                          -------  -------   -------  -------

SALES ..................................  $1,234   $1,178    $2,435   $2,336

Cost of sales, exclusive of
  depreciation and amortization ........     711      681     1,408    1,346
Selling, general and administrative ....     165      165       332      332
Depreciation and amortization ..........     119      110       234      220
Research and development ...............      18       20        37       39
Other income-net .......................       6       11        17       21
                                          -------  -------   -------  -------
OPERATING PROFIT .......................     227      213       441      420
Interest expense .......................      67       52       132      103
                                          -------  -------   -------  -------
INCOME BEFORE INCOME TAXES .............     160      161       309      317
Income taxes ...........................      40       40        78       79
                                          -------  -------   -------  -------
INCOME OF CONSOLIDATED ENTITIES ........     120      121       231      238
Minority interests .....................     (13)     (17)      (26)     (34)
Income from equity investments .........       1        3         5        5
                                          -------  -------   -------  -------
NET INCOME .............................  $  108   $  107    $  210   $  209


PER SHARE DATA:
Basic earnings per share ...............  $ 0.68   $ 0.68    $ 1.33   $ 1.32
Diluted earnings per share..............  $ 0.66   $ 0.65    $ 1.28   $ 1.27
Cash dividends per share ...............  $ 0.125  $ 0.11    $ 0.25   $ 0.22


WEIGHTED AVERAGE SHARES OUTSTANDING (000'S):
Basic shares outstanding ...............  158,623  158,276   158,329  158,198
Diluted shares outstanding .............  164,057  164,542   163,632  164,472

The accompanying notes are an integral part of these financial statements.

                        PRAXAIR, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEET

(Millions of dollars)
                                                     June 30,
                                                      1998       December 31,
                                                   (Unaudited)       1997
                                                   -----------   ------------
ASSETS

Cash and cash equivalents .......................    $    31       $    43
Accounts receivable .............................        985           971
Inventories .....................................        319           329
Prepaid and other current assets ................        164           154
                                                     --------      --------
     TOTAL CURRENT ASSETS .......................      1,499         1,497

Property, plant and equipment-net ...............      4,755         4,607
Other long-term assets ..........................      1,825         1,706
                                                     --------      --------
     TOTAL ASSETS ...............................    $ 8,079       $ 7,810


LIABILITIES AND EQUITY

Accounts payable ................................    $   376       $   383
Short-term debt .................................        323           391
Current portion of long-term debt ...............         39            40
Other current liabilities .......................        506           552
                                                     --------      --------
     TOTAL CURRENT LIABILITIES ..................      1,244         1,366

Long-term debt ..................................      3,151         2,874
Other long-term liabilities .....................        928           852
                                                     --------      --------
     TOTAL LIABILITIES ..........................      5,323         5,092

Minority interests ..............................        482           521
Preferred stock .................................         75            75
Shareholders' equity ............................      2,199         2,122
                                                     --------      --------
     TOTAL LIABILITIES AND EQUITY ...............    $ 8,079       $ 7,810


The accompanying notes are an integral part of these financial statements.

                        PRAXAIR, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

(Millions of dollars)
                                                     Six Months Ended June 30,
                                                     -------------------------
                                                         1998          1997
                                                     -----------   -----------
OPERATIONS
  Net income .....................................    $  210        $  209
  Adjustments:
    Depreciation and amortization ................       234           220
    Deferred income taxes ........................        19            27
    Working capital ..............................       (50)         (164)
    Long-term assets and liabilities .............       (48)          (16)
    Other non-cash charges .......................         5            (6)
                                                      -------       -------
  Net cash provided by operating activities ......       370           270
                                                      -------       -------

INVESTING
  Construction ...................................      (363)         (417)
  Acquisitions ...................................      (222)          (34)
  Divestitures and asset sales ...................        13           245
                                                     --------      --------
  Net cash used for investing activities .........      (572)         (206)
                                                     --------      --------

FINANCING
  Short-term repayments - net ....................       (67)         (187)
  Long-term borrowings ...........................       336           140
  Long-term debt repayments ......................       (76)          (74)
  Minority transactions and other ................        (1)           69
  Issuances of common stock ......................        71            75
  Purchases of common stock ......................       (32)          (66)
  Cash dividends .................................       (40)          (35)
                                                     --------      --------
  Net cash provided by (used for)
    financing activities .........................       191           (78)
                                                     --------      --------

Effect of exchange rate changes on cash and
  cash equivalents ...............................        (1)           (1)
                                                     --------      --------
Change in cash and cash equivalents ..............       (12)          (15)
Cash and cash equivalents beginning-of-year.......        43            63
                                                     --------      --------
Cash and cash equivalents end-of-period ..........   $    31       $    48

Supplemental data:
Effect of functional currency change (Note 2) ....   $    81       $     -
Acquired debt from acquisitions ..................        20             -

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


2.   Accounting Matters

     FUNCTIONAL  CURRENCY  CHANGE  IN  BRAZIL  -  As   required  by  accounting
     standards, effective January 1, 1998 Brazil is no longer a hyperinflationary economy. Accordingly, Praxair's majority owned subsidiary (SA White Martins) designated the Brazilian Real as its functional currency instead of the U.S. Dollar. This change increased operating profit and interest expense by approximately $5 million and $ 10 million, respectively, for the quarter and six months ended June 30, 1998. The impact on sales, taxes and net income was not significant. This change also required Praxair to record a one-time cumulative adjustment for additional deferred income taxes of $81 million with offsetting balance sheet adjustments to the cumulative translation component of shareholders' equity and minority interests of $57 million and $24 million, respectively.

     COMPREHENSIVE INCOME - Effective January 1, 1998, Praxair adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The adoption produced no effect on the Company's financial position, cash flows, or results of operations. Comprehensive income has been disclosed in Note 5.


3.  Special Charges

     At June 30, 1998, the remaining accrual balance related to 1996 and 1997 special charges was $21 million (see Note 3 to Praxair's 1997 consolidated financial statements).

4.   Inventories

     The following is a summary of Praxair's consolidated inventories:

(Millions of dollars)
                                      June 30,
                                        1998       December 31,
                                     (Unaudited)       1997
                                     -----------   ------------

Raw materials and supplies......       $ 114          $ 120
Work in process.................          32             48
Finished goods..................         173            161
                                       ------         ------
                                       $ 319          $ 329

5.   Shareholders' Equity

     Changes in Shareholders' Equity were as follows:

(Thousands of shares)
                                             Common      Treasury
                                          Stock Issued     Stock
                                          ------------   ---------
Balance, January 1, 1998................     159,970       2,596
Common stock activity (a) ..............         877          82
                                            ---------    --------
Balance, June 30, 1998..................     160,847       2,678

(Millions of dollars)                                            Accumulated
                                    Additional                   Other
                             Common Paid-In    Treasury Retained Comprehensive
                             Stock  Capital    Stock    Earnings Income        Total
                             ------ ---------- -------- -------- -----------  -------
Balance, January 1, 1998 ..... $ 2   $1,471     $(129)   $1,034      $(256)   $2,122
Net income ...................                              210                  210
Translation adjustments ......                                         (75)      (75)
Effect of functional currency
  change (Note 2) ............                                         (57)      (57)
                                                                              -------
  Comprehensive income (b)....                                                $   78
Dividends - common stock......                              (40)                 (40)
Common stock activity (a).....           39                                       39
                               ---   ------     ------   -------     ------   -------
Balance, June 30, 1998 ....... $ 2   $1,510     $(129)   $1,204      $(388)   $2,199
                               ===   ======     ======   ======      ======   =======

(a) Relates to issuances of common stock for the Dividend Reinvestment and Stock Purchase Plan, employee savings and incentive plans, and issuances/purchases of common stock.

(b) Comprehensive income for the quarter and six months ended June 30, 1998 was $62 million and $78 million, respectively, as compared to $103 million and $157 million, respectively, in the 1997 periods.

During the quarter and six months ended June 30, 1998 Praxair granted options for 56,200 and 889,425 shares, respectively, of common stock having option prices ranging from $40.56 to $52.50 per share, the closing market price of Praxair's common stock on the day of the grants. At June 30, 1998 there were 11,217,899 shares under option at prices ranging from $9.80 to $56.13 per share (weighted average of $26.82) of which options for 7,434,059 shares were exercisable at prices ranging from $9.80 to $46.50 per share (weighted average of $17.43). During the quarter and six months ended June 30, 1998, 280,905 and 553,875 options were exercised, respectively.

6   Debt and Financial Instruments

    Debt - The following is a summary of Praxair's outstanding debt at June 30, 1998 and December 31, 1997:


(Millions of dollars)                      June 30,
                                             1998      December 31,
                                         (Unaudited)       1997
                                         -----------   ------------
Short-term:
  Canadian borrowings....................   $  120       $   84
  South American borrowings..............      168          268
  Other borrowings.......................       35           39
                                            -------      -------
Total Short-term Debt....................      323          391
Long-term:
U.S.:
  Commercial paper and US bank borrowings.  $  817       $  860
  6.25%  Notes due 2000...................      75           75
  6.70%  Notes due 2001...................     250          250
  6.15%  Notes due 2003...................     250           -
  6.625% Notes due 2003...................      75           75
  6.75%  Notes due 2003...................     300          300
  6.85%  Notes due 2005...................     150          150
  6.90%  Notes due 2006...................     250          250
  6.625% Notes due 2007...................     250          250
  8.70%  Debentures due 2022
         (Redeemable after 2002)..........     300          300
  Other borrowings........................      59           57
Canadian borrowings.......................     208          160
South American borrowings.................     142          136
Other International borrowings............      64           51
                                            -------      -------
                                             3,190        2,914
Less: Current portion of long-term debt ..      39           40
                                            -------      -------
Total Long-term Debt......................   3,151        2,874
                                            -------     -------
Total Debt................................  $3,513       $3,305

     At June 30, 1998, $817 million of short-term borrowings have been classified as long term ($860 million at December 31, 1997) because of the Company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of its $1.5 billion credit agreement.

     On April 2, 1998, Praxair issued $250 million of 6.15% non-redeemable Notes due 2003 with interest payable semi-annually. The proceeds from the Notes were used to repay outstanding commercial paper and for other general corporate purposes.

     Financial Instruments - The following table is a summary of the notional amount of interest rate agreements at June 30, 1998:

(Millions of dollars)                        June 30,
                                              1998
                                           (Unaudited)
                                           -----------
   Maturing within one year (a):
     Fixed Rate Swaps ....................    $722
     Interest Rate Lock ..................    $200
   Maturing 2001:
     Fixed Rate Swaps ....................    $ 80

  (a) During the 1998 second quarter, $150 million notional value of floating rate swaps matured. Additionally, at June 30, 1998, there are $300 million notional value of floating rate swaps that effectively offset
        $300 million notional value of fixed   rate swaps through July 1998.

     At June 30, 1998, Praxair had $454 million of currency exchange forward contracts outstanding primarily to hedge balance sheet exposures. Additionally, there are $107 million notional value of currency exchange contracts that effectively offset. These contracts all mature within one year.

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

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results


(Millions of dollars, except percent)
                                                              Percent
Quarter Ended June 30,                     1998     1997      Change
--------------------------------------    ------  --------   ---------
Sales.................................    $1,234   $1,178     +  5%
Selling, general and administrative...    $  165   $  165        -
Depreciation and amortization.........    $  119   $  110     +  8%
Operating profit......................    $  227   $  213     +  7%
Interest expense......................    $   67   $   52     + 29%
Effective tax rate....................        25%      25%       -
Net income............................    $  108   $  107     +  1%

                                                              Percent
Six Months Ended June 30,                  1998     1997      Change
--------------------------------------    ------  --------   ---------
Sales.................................    $2,435   $2,336     +  4%
Selling, general and administrative...    $  332   $  332        -
Depreciation and amortization.........    $  234   $  220     +  6%
Operating profit......................    $  441   $  420     +  5%
Interest expense......................    $  132   $  103     + 28%
Effective tax rate....................        25%      25%       -
Net income............................    $  210   $  209     +  1%

The sales growth for the quarter and six months ended June 30, 1998, of 5% and 4%, respectively, was predominately due to increased sales volumes and the effect of newly acquired packaged gases and Surface Technologies subsidiaries. This increase was partly offset by unfavorable currency translation effects. Surface Technologies posted record sales, increasing 12% for the quarter and 11% for the six month period primarily due to volume growth and acquisitions.

The sales growth, acquisitions, productivity gains and the effect of the functional currency change in Brazil (see Note 2), partially offset by negative currency translation effects, were primarily responsible for the increase in operating profit for the quarter and year versus the 1997 periods. Increased depreciation and amortization reflected new projects coming on-stream, as well the impact of acquisitions. Selling, general and administrative expenses were flat due to the effects of productivity improvements offset by acquisitions and cost inflation.

Interest expense increased due primarily to higher average debt levels and the effect of the functional currency change in Brazil. The effective tax rate for all periods was 25%. Minority interests decreased versus 1997 due to the acquisition of minority interests and lower income from Brazil.

Net income for the quarter and six months ended June 30, 1998 increased 1% over the 1997 amounts due principally to higher operating profit and a reduction of minority interest, partially offset by the increased interest expense.

The number of employees at June 30, 1998 was approximately 26,000 which, when adjusted for acquisitions, reflects a decrease of approximately 850 from December 31, 1997. The decrease is principally the result of productivity improvement initiatives in South America, Europe and the North American packaged gases business; partially offset by the addition of employees to support volume growth.

Segment Discussion

This summary of sales and operating profit by geographic segment provides a basis for the discussion that follows:

(Millions of dollars)
                         Quarter Ended June 30,    Six Months Ended June 30,
                              1998    1997               1998     1997
                            -------  -------            ------   -------
SALES
   United States.......     $  645   $  591             $1,272   $1,179
   South America.......        239      249                485      497
   Europe..............        164      155                320      305
   Canada, Mexico,
      Asia and Other...        186      183                358      355
                            -------  -------            -------  -------
                            $1,234   $1,178             $2,435   $2,336

OPERATING PROFIT
   United States.......     $  127   $  117            $  249    $  229
   South America.......         50       50                96       102
   Europe..............         32       29                62        58
   Canada, Mexico,
      Asia and Other...         24       22                46        42
   Corporate...........         (6)      (5)              (12)      (11)
                            -------  -------           -------   -------
                            $  227   $  213            $  441    $  420


United States
-------------
Sales increased 9% and 8%, respectively, for the quarter and six months ended June 30, 1998, as compared to the 1997 periods. Volume growth and acquisitions, partly offset by slight price decreases, accounted for the sales increase for the quarter and six months ended June 30, 1998 as compared to the 1997 periods. Acquisitions improved sales by 8% and 7%, respectively, for the quarter and six months ended June 30, 1998 as compared to the 1997 periods.

Operating profit improved 9% for the quarter and the six month period as compared to the 1997 periods. The improvement is due primarily to increased sales, acquisitions, and the benefits of productivity and cost improvement initiatives.


South America
-------------
Sales for the quarter and six months ended June 30, 1998 decreased 4% and 2%, respectively, as compared to the 1997 periods, primarily due to unfavorable currency translation effects, partly offset by sales volume growth and an improvement in pricing during the second quarter of 1998. Excluding currency translation effects, sales increased by 4% and 5%, respectively, for the quarter and the six months ended June 30, 1998, as compared to the 1997 periods.

Operating profit for the quarter and six months ended June 30, 1998 decreased $5 million and $16 million, respectively, as compared to the 1997 periods after excluding the positive impact of the functional currency change in Brazil (see
Note 2). These reductions were due to the sales decreases, cost inflation and currency translation effects, partially offset by productivity improvement initiatives.

Europe
------
Sales for the quarter and six months ended June 30, 1998 increased 6% and 5%, respectively, as compared to the 1997 periods. The increase was due primarily to volume growth and increased sales associated with Surface Technologies' acquisitions, partly offset by unfavorable currency translation effects. Excluding the currency translation effects for the quarter and six months ended June 30, 1998, sales increased by 11% and 13%, respectively, as compared to the 1997 periods.

Operating profit for the quarter and six months ended June 30, 1998 increased 10% and 7%, respectively, as compared to the 1997 periods, due primarily to improved sales volume growth and cost reduction initiatives, partly offset by unfavorable currency translation effects.


Canada, Mexico, Asia and Other
------------------------------
Sales for the quarter and six months ended June 30, 1998 increased 2% and 1%, respectively, as compared to the 1997 periods, due to business and minority acquisitions in Asia and pricing improvements and strong volume growth in Mexico, partly offset by unfavorable currency translation effects. Excluding the currency translation effects for the quarter and six months ended June 30, 1998, sales increased by 13% and 14%, respectively.

Operating profit for the quarter and six months ended June 30, 1998 increased 9% and 10%, respectively, as compared to the 1997 periods, primarily due to acquisitions, strong sales growth in Mexico and the impact of productivity initiatives (primarily in Canada), partly offset by negative currency translation effects and cost inflation.

Liquidity, Capital Resources and Other Financial Data

Cash Flow From Operations
-------------------------
Cash flow from operations in the first six months of 1998, as compared to 1997, increased $100 million, primarily due to the timing of cash payments and receipts, and payments made in the first six months of 1997 for pre-1997 incentive compensation programs.

Investing
---------
Cash flow used for investing in the first six months of 1998 totaled $572 million, an increase of $366 million from the 1997 period. This increase was due primarily to higher acquisition expenditures and lower divestiture and asset sales, partly offset by lower construction expenditures.

Construction expenditures for the first six months of 1998 totaled $363 million, down $54 million from the corresponding period in 1997, largely due to the timing of cash payments.

Acquisition expenditures for the first six months of 1998 totaled $222 million, an increase of $188 million from the 1997 period. This increase is primarily related to the purchase of the remaining shares outstanding of Gas Tech, Inc. a U.S. packaged gases distributor (previously an equity investment), other investments related to the U.S. packaged gases business, the acquisition of two companies in India, acquisitions in the Surface Technologies' business, and buy-outs of minority interests in Asia, South America and Canada.

Divestitures and asset sales in the first six months of 1998 decreased $232 million as compared to the 1997 period primarily due to proceeds received on the initial public offering of Chicago Bridge and Iron Co., N.V. in the second quarter of 1997.

On a worldwide basis, construction and acquisition expenditures for the full year 1998 are expected to be slightly over $1 billion; primarily from growth opportunities in the United States, South America, Europe and Asia, and the continuation of Praxair's packaged gases and Surface Technologies acquisition strategies. It is expected that construction and acquisition expenditures will be about 20% lower in 1999, as compared to 1998, due primarily to the expected timing of acquisitions and slowing economies in Asia.

Financing
---------
At June 30, 1998, Praxair's total debt outstanding was $3,513 million, an increase of $208 million versus December 31, 1997. This increase in debt was needed primarily to finance acquisitions. As of June 30, 1998, there were no borrowings under Praxair's $1.5 billion U.S. bank credit facility.

On April 2, 1998, Praxair issued $250 million of 6.15% non-redeemable Notes due 2003 with interest payable semi-annually. The proceeds from the Notes were used to repay outstanding commercial paper and for other general corporate purposes.

Praxair's debt-to-capital ratio increased from 54.9% at December 31, 1997 to 56.0% at June 30, 1998. This increase is due to a combination of the effect of the functional currency change in Brazil, which reduced Praxair's shareholders' equity and minority interests (see Note 2), and the higher debt levels required to finance acquisitions and construction expenditures.

Recently Issued Accounting Standards

Effective January 1, 1998, Praxair implemented the requirements of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" (see Note 2 to the condensed consolidated financial statements). Additionally, Praxair will implement the disclosure requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", in the fourth quarter of 1998 (see Management's Discussion and Analysis included in Praxair's 1997 Annual Report).

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires implementation no later than January 1, 2000. Praxair is currently analyzing the requirements and has not yet determined when it will adopt the new standard, or what the impact will be, if any, when adopted.


Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Refer to "Market Risks and Sensitivity Analyses" in the Management's Discussion and Analysis section of Praxair's 1997 Annual Report.

PART II.  OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Praxair, Inc. was held on April 28, 1998. Information concerning the matters submitted to a vote of the security holders at that meeting was disclosed in the company's Report on Form 10-Q for the quarter ended March 31, 1998.


Item 6.  Exhibits and Reports on Form 8-K

Exhibits

27.  Financial Data Schedule

Reports on Form 8-K

As a result of the new accounting standard regarding earnings per share (Statement of Financial Accounting Standards No. 128), a report on Form 8-K dated April 1, 1998 was filed in order to retroactively restate the Corporation's earnings per share information included in Financial Data Schedules filed with Forms 10Q and 10K. This Form 8-K was also disclosed in the company's Report on Form 10-Q for the quarter ended March 31, 1998.

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




Date:       August 6 , 1998              By:   /s/J. Robert Vipond
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