Form 10-Q
period 1998-09-30
PRAXAIR INC
filed 1998-11-13
CIK 884905

FORM 10Q

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1998
                                   ------------------
                                     OR

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

                              Yes [X]         No [ ]

At September 30, 1998, 157,757,602 shares of common stock ($.01 par value) of the Registrant were outstanding.

                          Forward-looking statements
                          --------------------------

The forward-looking statements contained in this document concerning, among other things, projected capital spending, continuation of acquisition activities in the packaged gases and surface technologies businesses, tax planning initiatives and effective tax rates, impacts in Brazil related to currency and a change in functional currency, impacts from currency and economic developments in Asia, management's assessments of the impacts of the Year 2000 Problem and Euro Conversion (refer to Management's Discussion and Analysis of Financial Condition and Results of Operations for additional comments relating to forward-looking statements on these topics), and the timing, proceeds and other terms of the disposition of assets held for sale involve risks and uncertainties, and are subject to change based on various factors, including the impact of changes in worldwide and national economies, pricing fluctuations in foreign currencies, changes in interest rates, the continued timely development and acceptance of new products and processes, the impact of competitive products and pricing, the ability to continue to develop potential acquisition opportunities, and the impact of tax and other legislation and regulation in the jurisdictions in which the Company operates.

                                     INDEX



PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

    Condensed Consolidated Statement of Income - Praxair, Inc. and Subsidiaries Quarter and Nine Months Ended September 30, 1998 and 1997 (Unaudited)

    Condensed Consolidated Balance Sheet - Praxair, Inc. and Subsidiaries September 30, 1998 (Unaudited) and December 31, 1997

    Condensed Consolidated Statement of Cash Flows - Praxair, Inc. and Subsidiaries Nine Months Ended September 30, 1998 and 1997 (Unaudited)

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

PART I.  FINANCIAL INFORMATION


                         ITEM 1. FINANCIAL STATEMENTS

                        PRAXAIR, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

(Millions of dollars, except per share data)

                                           Quarter Ended     Nine Months Ended
                                           September 30,      September 30,
                                          ----------------   ----------------
                                            1998     1997      1998     1997
                                          -------  -------   -------  -------

SALES ..................................  $1,201   $1,190    $3,636   $3,526

Cost of sales, exclusive of
  depreciation and amortization ........     697      699     2,105    2,045
Selling, general and administrative ....     153      162       485      494
Depreciation and amortization ..........     118      111       352      331
Research and development ...............      18       19        55       58
Other income-net .......................      10       12        27       33
                                          -------  -------   -------  -------
OPERATING PROFIT .......................     225      211       666      631
Interest expense .......................      64       54       196      157
                                          -------  -------   -------  -------
INCOME BEFORE INCOME TAXES .............     161      157       470      474
Income taxes ...........................      40       39       118      118
                                          -------  -------   -------  -------
INCOME OF CONSOLIDATED ENTITIES ........     121      118       352      356
Minority interests .....................     (15)     (15)      (41)     (49)
Income from equity investments .........       2        4         7        9
                                          -------  -------   -------  -------
NET INCOME .............................  $  108   $  107    $  318   $  316


PER SHARE DATA:
Basic earnings per share ...............  $ 0.68   $ 0.68    $ 2.01   $ 2.00
Diluted earnings per share..............  $ 0.66   $ 0.65    $ 1.94   $ 1.92
Cash dividends per share ...............  $ 0.125  $ 0.11    $ 0.375  $ 0.33


WEIGHTED AVERAGE SHARES OUTSTANDING (000'S):
Basic shares outstanding ...............  158,893  158,196   158,517  158,191
Diluted shares outstanding .............  163,417  164,384   163,550  164,448

The accompanying notes are an integral part of these financial statements.

                        PRAXAIR, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEET

(Millions of dollars)
                                                  September 30,
                                                      1998       December 31,
                                                   (Unaudited)       1997
                                                   -----------   ------------
ASSETS

Cash and cash equivalents .......................    $    40       $    43
Accounts receivable .............................        940           971
Inventories .....................................        315           329
Prepaid and other current assets ................        145           154
                                                     --------      --------
     TOTAL CURRENT ASSETS .......................      1,440         1,497

Property, plant and equipment-net ...............      4,749         4,607
Other long-term assets ..........................      1,848         1,706
                                                     --------      --------
     TOTAL ASSETS ...............................    $ 8,037       $ 7,810


LIABILITIES AND EQUITY

Accounts payable ................................    $   328       $   383
Short-term debt .................................        313           391
Current portion of long-term debt ...............         56            40
Other current liabilities .......................        454           552
                                                     --------      --------
     TOTAL CURRENT LIABILITIES ..................      1,151         1,366

Long-term debt ..................................      2,983         2,874
Other long-term liabilities .....................      1,083           852
                                                     --------      --------
     TOTAL LIABILITIES ..........................      5,217         5,092

Minority interests ..............................        486           521
Preferred stock .................................         75            75
Shareholders' equity ............................      2,259         2,122
                                                     --------      --------
     TOTAL LIABILITIES AND EQUITY ...............    $ 8,037       $ 7,810


The accompanying notes are an integral part of these financial statements.

                        PRAXAIR, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

(Millions of dollars)
                                                 Nine Months Ended September 30,
                                                     -------------------------
                                                         1998          1997
                                                     -----------   -----------
OPERATIONS
  Net income .....................................    $  318        $  316
  Adjustments:
    Depreciation and amortization ................       352           331
    Deferred income taxes ........................        77            51
    Working capital ..............................      (106)         (174)
    Long-term assets and liabilities .............       (41)          (57)
    Other non-cash charges .......................         3            (9)
                                                      -------       -------
  Net cash provided by operating activities ......       603           458
                                                      -------       -------

INVESTING
  Construction ...................................      (539)         (635)
  Acquisitions ...................................      (236)          (89)
  Divestitures and asset sales ...................       189           316
                                                     --------      --------
  Net cash used for investing activities .........      (586)         (408)
                                                     --------      --------

FINANCING
  Short-term repayments - net ....................       (76)          (36)
  Long-term borrowings ...........................       367           174
  Long-term debt repayments ......................      (254)          (97)
  Minority transactions and other ................       (20)          (24)
  Issuances of common stock ......................        97            88
  Purchases of common stock ......................       (74)         (112)
  Cash dividends .................................       (59)          (52)
                                                     --------      --------

  Net cash used for financing activities .........       (19)          (59)
                                                     --------      --------

Effect of exchange rate changes on cash and
  cash equivalents ...............................        (1)           (1)
                                                     --------      --------
Change in cash and cash equivalents ..............        (3)          (10)
Cash and cash equivalents beginning-of-year.......        43            63
                                                     --------      --------
Cash and cash equivalents end-of-period ..........   $    40       $    53

Supplemental data:
Effect of functional currency change (Note 2) ....   $    81       $     -
Acquired debt from acquisitions ..................        20             -

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


2.   Accounting Matters

     FUNCTIONAL  CURRENCY  CHANGE  IN  BRAZIL  -  As   required  by  accounting
     standards, effective January 1, 1998 Brazil is no longer a hyperinflationary economy. Accordingly, Praxair's majority owned subsidiary (SA White Martins) designated the Brazilian Real as its functional currency instead of the U.S. Dollar. This change increased operating profit and interest expense by approximately $6 million and $16 million, respectively, for the quarter and nine months ended September 30, 1998. The impact on sales, taxes and net income was not significant. This change also required Praxair to record a one-time cumulative adjustment for additional deferred income taxes of $81 million with offsetting balance sheet adjustments to the cumulative translation component of shareholders' equity and minority interests of $57 million and $24 million, respectively.

     COMPREHENSIVE  INCOME   -  Effective  January  1,  1998,  Praxair  adopted
     Statement  of  Financial  Accounting   Standards   No.   130,   "Reporting
     Comprehensive Income." The adoption produced no effect on the Company's financial position, cash flows, or results of operations. Comprehensive income has been disclosed in Note 5.


3.  Special Charges

     At September 30, 1998, the remaining accrual balance related to 1996 and 1997 special charges was $19 million (see Note 3 to Praxair's 1997 consolidated financial statements).


4.   Inventories

     The following is a summary of Praxair's consolidated inventories:

(Millions of dollars)
                                   September 30,
                                        1998       December 31,
                                     (Unaudited)       1997
                                     -----------   ------------

Raw materials and supplies......       $ 112          $ 120
Work in process.................          39             48
Finished goods..................         164            161
                                       ------         ------
                                       $ 315         $  329

5.   Shareholders' Equity

     Changes in Shareholders' Equity were as follows:

(Thousands of shares)
                                             Common      Treasury
                                          Stock Issued     Stock
                                          ------------   ---------
Balance, January 1, 1998................     159,970       2,597
Common stock activity (a) ..............       1,230         845
                                            ---------    --------
Balance, September 30, 1998.............     161,200       3,442


(Millions of dollars)                                         Accumulated
                                   Additional                 Other
                            Common Paid-In  Treasury Retained Comprehensive
                            Stock  Capital  Stock    Earnings Income     Total
                            ------ ----------------- -------- ---------- ------
Balance, January 1, 1998 .... $ 2   $1,471   $(129)   $1,034      $(256) $2,122
Net income ..................                            318                318
Translation adjustments .....                                       (88)    (88)
Effect of functional currency
  change in Brazil (Note 2) .                                       (57)    (57)
                                                                         -------
  Comprehensive income (a)...                                               173
Dividends - common stock.....                            (59)               (59)
Common stock activity (b)....           43     (20)                          23
                              ---   ------   ------   -------     ------ -------
Balance, September 30, 1998.. $ 2   $1,514   $(149)   $1,293      $(401) $2,259
                              ===   ======   ======   =======     ====== =======

(a) Comprehensive income for the quarter and nine months ended September 30, 1998 was $95 million and $173 million, respectively, as compared to $89 million and $246 million, respectively, in the 1997 periods.

(b) Relates to issuances of common stock for the Dividend Reinvestment and Stock Purchase Plan, employee savings and incentive plans, and issuances/purchases of common stock.


During the quarter and nine months ended September 30, 1998 Praxair granted options for 571,020 and 1,460,445 shares, respectively, of common stock having option prices ranging from $31.25 to $52.50 per share, the closing market price of Praxair's common stock on the day of the grants. At September 30, 1998 there were 11,593,789 shares under option at prices ranging from $9.80 to $56.13 per share (weighted average of $27.78) of which options for 7,839,439 shares were exercisable at prices ranging from $9.80 to $46.50 per share (weighted average of $18.81). During the quarter and nine months ended September 30, 1998, 178,770 and 732,645 options were exercised, respectively.

6   Debt and Financial Instruments

   Debt - The following is a summary of Praxair's outstanding debt at September 30, 1998 and December 31, 1997:

(Millions of dollars)                   September 30,
                                             1998      December 31,
                                         (Unaudited)       1997
                                         -----------   ------------
Short-term:
  Canadian borrowings....................   $  113       $   84
  South American borrowings..............      117          268
  Other borrowings.......................       83           39
                                            -------      -------
Total Short-term Debt....................      313          391
Long-term:
U.S.:
  Commercial paper and US bank borrowings.     650          860
  6.25%  Notes due 2000...................      75           75
  6.70%  Notes due 2001...................     250          250
  6.15%  Notes due 2003...................     250           -
  6.625% Notes due 2003...................      75           75
  6.75%  Notes due 2003...................     300          300
  6.85%  Notes due 2005...................     150          150
  6.90%  Notes due 2006...................     250          250
  6.625% Notes due 2007...................     250          250
  8.70%  Debentures due 2022
         (Redeemable after 2002)..........     300          300
  Other borrowings........................      59           57
Canadian borrowings.......................     206          160
South American borrowings.................     149          136
Other International borrowings............      75           51
                                            -------      -------
                                             3,039        2,914
Less: Current portion of long-term debt ..      56           40
                                            -------      -------
Total Long-term Debt......................   2,983        2,874
                                            -------     -------
Total Debt................................  $3,352       $3,305

     At September 30, 1998, $650 million of short-term borrowings have been classified as long term ($860 million at December 31, 1997) because of the Company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of its $1.5 billion credit agreement.

     On April 2, 1998, Praxair issued $250 million of 6.15% non-redeemable Notes due 2003 with interest payable semi-annually. The proceeds from the Notes were used to repay outstanding commercial paper and for other general corporate purposes.

     Financial Instruments - The following table is a summary of the notional amount of interest rate agreements at September 30, 1998:

   (Millions of dollars)                  September 30,
                                              1998
                                           (Unaudited)
                                           -----------
   Maturing within one year:
     Fixed Rate Swaps ....................    $822

   Maturing 2001:
     Fixed Rate Swaps ....................    $ 80

     At September 30, 1998, Praxair had $409 million of currency exchange forward contracts outstanding primarily to hedge balance sheet exposures. Additionally, there are $103 million notional value of currency exchange contracts that effectively offset. These contracts all mature within one year.


7.   Earnings Per Share

     Basic earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents. The difference between the number of shares used in the basic and diluted earnings per share calculations is due to the dilutive effect of outstanding stock options. Stock options for 3,021,075 and 2,937,980 shares were not included in the computation of diluted earnings per share for the quarter and nine months ended September 30, 1998, respectively, because the exercise prices were greater than the average market price of the common stock.


8.   Sale Leaseback Transaction

     On September 30, 1998, Praxair sold and leased back certain US storage equipment for $150 million. The lease has an initial two year term and has been accounted for as an operating lease. Praxair has purchase and lease renewal options at projected future fair market values beginning in 2000 and has guaranteed $127 million of the residual value. The gain on the sale transaction of $88 million has been deferred until the expiration of Praxair's guarantee of the residual value and is shown in other long-term liabilities.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results

(Millions of dollars, except percentages)

                              Quarter Ended            Nine Months Ended
                              September 30,   Percent  September 30,    Percent
Quarter Ended September 30,   1998     1997   Change    1998     1997   Change
---------------------------- -------  ------- -------  -------  ------- -------
Sales....................... $1,201   $1,190   +  1%   $3,636   $3,526   +  3%
Selling, general
 and administrative......... $  153   $  162   -  6%   $  485   $  494   -  2%
Depreciation and
 amortization............... $  118   $  111   +  6%   $  352   $  331   +  6%
Operating profit............ $  225   $  211   +  7%   $  666   $  631   +  6%
Interest expense............ $   64   $   54   + 19%   $  196   $  157   + 25%
Effective tax rate..........     25%      25%     -        25%      25%     -
Net income.................. $  108   $  107   +  1%   $  318   $  316   +  1%

The sales growth for the quarter and nine months ended September 30, 1998, of 1% and 3%, respectively, was primarily due to the effect of newly acquired packaged gases and Surface Technologies subsidiaries, offset largely by unfavorable currency translation effects. The increase in the quarter was also partly due to sales price increases. The increase for the nine month period was also due to increased sales volume. Surface Technologies posted record sales, increasing 9% for the quarter and 11% for the nine month period primarily due to acquisitions and volume growth.

Productivity gains, sales growth (for the nine month period), acquisitions and the effect of the functional currency change in Brazil (see Note 2), partially offset by negative currency translation effects, were primarily responsible for the increase in operating profit for the quarter and nine month period versus the 1997 periods. Increased depreciation and amortization reflected new projects coming on-stream, as well as the impact of acquisitions. Selling, general and administrative expenses decreased for both periods versus the respective prior year periods due primarily to the effects of productivity gains, lower variable incentive plan costs and currency translation impacts; partly offset by increased costs due to acquisitions and cost inflation.

Interest expense increased due primarily to higher average debt levels and the effect of the functional currency change in Brazil. The effective tax rate for all periods was 25%. Minority interests was flat during the quarter due to the acquisition of minority interests offset by higher income from Brazil. Minority interests decreased for the current nine month period versus 1997 due to the acquisition of minority interests and lower income from Brazil.

Net income for the quarter and nine months ended September 30, 1998 increased 1% over the 1997 periods due principally to higher operating profit and a reduction of minority interests (for the nine month period), partially offset by the increased interest expense and decreased equity income.

The number of employees at September 30, 1998 was approximately 25,000 which, when adjusted for acquisitions and divestitures, reflects a decrease of approximately 1,300 from December 31, 1997. The decrease is principally the result of productivity improvement initiatives primarily in South America, Europe, and the North American packaged gases and industrial gases businesses; partially offset by the addition of employees to support volume growth.

Segment Discussion

This summary of sales and operating profit by geographic segment provides a basis for the discussion that follows:

(Millions of dollars, except percentages)

                         Quarter Ended                Nine Months Ended
                         September 30,     Percent    September 30,    Percent
                          1998     1997    Change     1998     1997    Change
                        -------  -------   -------   ------   ------   -------
SALES
   United States....... $  621   $  607    +  2%     $1,893   $1,786    +  6%
   South America.......    247      257    -  4%        732      754    -  3%
   Europe..............    159      141    + 13%        479      446    +  7%
   Canada, Mexico,
      Asia and Other...    174      185    -  6%        532      540    -  1%
                        -------  -------   -----    -------  -------   -------
                        $1,201   $1,190    +  1%     $3,636   $3,526    +  3%

OPERATING PROFIT
   United States....... $  123   $  122    +  1%     $  372   $  351    +  6%
   South America.......     54       44    + 23%        150      146    +  3%
   Europe..............     28       25    + 12%         90       83    +  8%
   Canada, Mexico,
      Asia and Other...     25       26    -  4%         71       68    +  4%
   Corporate...........     (5)      (6)   - 17%        (17)     (17)      -%
                        -------  -------  ------    --------   ------- -------
                        $  225   $  211    +  7%     $  666   $  631    +  6%

United States
-------------
Sales increased 2% and 6%, respectively, for the quarter and nine months ended September 30, 1998, as compared to the 1997 periods. The increase in the quarter was primarily due to acquisitions, partly offset by volume and slight price decreases. Acquisitions and volume growth, partly offset by price decreases, accounted for the sales increase for the nine months ended September 30, 1998 as compared to the 1997 period. Acquisitions increased sales by 7% for the quarter and nine month periods as compared to 1997.

Operating profit improved 1% and 6%, respectively, for the quarter and the nine month period as compared to the 1997 periods. The improvement is due primarily to increased sales and the benefits of productivity and cost improvement initiatives; partially offset by cost inflation and higher energy costs.

South America
-------------
Sales for the quarter and nine months ended September 30, 1998 decreased 4% and 3%, respectively, as compared to the 1997 periods. These decreases were primarily due to unfavorable currency translation effects, partly offset by favorable sales volume growth and an improvement in pricing trends. Excluding currency translation effects, sales increased by 4%, as compared to the 1997 periods.

Operating profit for the quarter and nine months ended September 30, 1998 increased $4 million and decreased $12 million, respectively, as compared to the 1997 periods after excluding the positive impact of the functional currency change in Brazil (see Note 2 to the condensed consolidated financial statements). The increase in the quarter was primarily due to the impact of productivity improvement initiatives. The decrease for the nine months was due to the impacts from the sales decrease, (including currency translation effects) and cost inflation, partially offset by productivity improvement gains.

Europe
------
Sales for the quarter and nine months ended September 30, 1998 increased 13% and 7%, respectively, as compared to the 1997 periods. These increases were due primarily to volume growth and increased sales associated with Surface Technologies' acquisitions, partly offset by unfavorable currency translation effects (primarily for the nine month period). Excluding the currency translation effects for the quarter and nine months ended September 30, 1998, sales increased by 13% and 12%, respectively, as compared to the 1997 periods.

Operating profit for the quarter and nine months ended September 30, 1998 increased 12% and 8%, respectively, as compared to the 1997 periods, due primarily to sales growth and cost reduction initiatives, partly offset by cost inflation and unfavorable currency translation effects (for the nine month period).

Canada, Mexico, Asia and Other
------------------------------
Sales for the quarter and nine months ended September 30, 1998 decreased 6% and 1%, respectively, as compared to the 1997 periods, due to unfavorable currency translation effects, partly offset by pricing improvements, strong volume growth in Mexico and Asia, and business and minority acquisitions in Asia. Excluding the currency translation effects for the quarter and nine months ended September 30, 1998, sales increased by 10% and 11%, respectively.

Operating profit for the quarter decreased 4%, and for the nine months increased 4% as compared to the 1997 periods. The decrease in the quarter is primarily due to unfavorable currency translation effects and cost inflation, partially offset by the impact of productivity initiatives (primarily in Canada) and sales growth in Mexico and Asia. The increase for the nine month period is primarily due to the same reasons as the quarter, except that for the nine month period versus the quarter, sales growth was stronger and negative currency translation effects were less.

Liquidity, Capital Resources and Other Financial Data

Cash Flow From Operations
-------------------------
Cash flow from operations in the first nine months of 1998, as compared to 1997, increased $145 million, primarily due to improved earnings before depreciation and amortization expenses and deferred taxes, reduced working capital needs, the timing of cash payments and receipts, and payments made in 1997 for pre-1997 incentive compensation programs.

Investing
---------
Cash flow used for investing in the first nine months of 1998 totaled $586 million, an increase of $178 million from the 1997 period. This increase was due to the net impact of higher acquisition expenditures and lower proceeds from divestiture and asset sales, partly offset by lower construction expenditures.

Construction expenditures for the first nine months of 1998 totaled $539 million, down $96 million from the corresponding period in 1997, due to a lower level of capital expenditures and the timing of cash payments. The lower level of capital expenditures is due primarily to decreased spending in South America and the United States. Acquisition expenditures for the first nine months of 1998 totaled $236 million, an increase of $147 million from the 1997 period. This increase is primarily related to the purchase of the remaining shares outstanding of Gas Tech, Inc. a U.S. packaged gases distributor (previously an equity investment), other investments related to the U.S. packaged gases business, the acquisition of two companies in India, acquisitions in the Surface Technologies' business, and buy-outs of minority interests in Asia, South America and Canada.

Divestitures and asset sales in the first nine months of 1998 decreased $127 million as compared to the 1997 period primarily due to proceeds received on the initial public offering of Chicago Bridge and Iron Co., N.V. in the second quarter of 1997, partially offset by the proceeds from a sale leaseback transaction in the third quarter 1998 (see note 8 to the condensed consolidated financial statements).

On a worldwide basis, construction and acquisition expenditures for the full year 1998 are expected to be approximately $1 billion; primarily from growth opportunities in the United States, South America, Europe and Asia, and the continuation of Praxair's packaged gases and Surface Technologies acquisition strategies. It is expected that construction and acquisition expenditures will be about 20% lower in 1999, as compared to 1998, due primarily to the expected timing of acquisitions and slowing economies in Asia.

Financing
---------
At September 30, 1998, Praxair's total debt outstanding was $3,352 million, an increase of $47 million versus December 31, 1997. This increase in debt was needed primarily to finance the increased level of acquisitions. As of September 30, 1998, there were no borrowings under Praxair's $1.5 billion U.S. bank credit facility.

On April 2, 1998, Praxair issued $250 million of 6.15% non-redeemable Notes due 2003 with interest payable semi-annually. The proceeds from the Notes were used to repay outstanding commercial paper and for other general corporate purposes.

On September 30, 1998, Praxair sold and leased back certain US storage equipment for $150 million which is being accounted for as an operating lease (see Note 8 to the condensed consolidated financial statements). The proceeds of the sale of the equipment have been used to repay debt.

Praxair's debt-to-capital ratio decreased from 54.9% at December 31, 1997 to 54.3% at September 30, 1998. This decrease is due to an increase in retained earnings and the sale leaseback transaction, partially offset by the negative impact of currency movements on the accumulated other comprehensive income component of shareholders' equity, the effect of the functional currency change in Brazil, which reduced Praxair's shareholders' equity and minority interests (see Note 2 to the condensed consolidated financial statements), and the higher debt levels required to finance acquisitions.


Recently Issued Accounting Standards

Effective January 1, 1998, Praxair implemented the requirements of Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" (see Note 2 to the condensed consolidated financial statements). Additionally, Praxair will implement the disclosure requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," in the fourth quarter of 1998.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires implementation no later than January 1, 2000. Praxair is currently analyzing the requirements and has not yet determined when it will adopt the new standard, or what the impact will be, if any, when adopted.

Year 2000

The  Problem
-------------
The "year 2000 problem" arises because many existing computer programs or date-sensitive microprocessors embedded in operating equipment use only the last two digits to refer to a year. Therefore, these computer programs and operating systems may not properly recognize a year that begins with "20" instead of "19". If not corrected, many applications could fail or create erroneous results. Although not all computer applications or systems are subject to this flaw, all are suspect until they are assessed. Like most companies, Praxair operates and maintains computer systems for accounting, payroll, invoicing and many other business purposes. In addition, Praxair's operations systems (including, among others, plant control, diagnostic and monitoring, quality control, distribution and logistics), and its infrastructure systems (including, among others, telecommunications) use computer programs or embedded microprocessors. Also, Praxair, as other companies, may be affected by the year 2000 problems of its suppliers (e.g., by the interruption of supply of critical raw materials or utilities) or of its customers (e.g., interrupted or reduced demand for Praxair's products due to interruptions in the customer's own manufacturing processes).

Praxair's Readiness Status
---------------------------
Management currently believes that Praxair has in place the appropriate programs and plans to achieve timely year 2000 readiness for its safety and mission-critical systems. However, Praxair's on-going assessment program may, at some time in the future, reveal as yet unidentified or not fully understood issues that may not be addressable in a timely fashion contrary to the foregoing forward-looking assumption. Further, it is uncertain whether the year 2000 problems of Praxair's suppliers and customers will be resolved by them in a timely manner.

Praxair's Readiness Program
----------------------------
Work on year 2000 issues at Praxair has been ongoing since 1996. Praxair has established a Year 2000 Global Project Office to coordinate and accelerate its year 2000 activities. The director of the Global Year 2000 Project Office reports directly to Praxair's chief executive officer. The Global Project Office currently consists of a project manager and 13 global functional team leaders representing: applications technology; communications; finance; energy/other utilities; facilities; human resources; information technology; operations/production; procurement; product sales and services equipment; law; research and development; and safety and environmental services. In addition, the Global Project Office currently includes team members representing eight Praxair businesses and affiliates in North America, South America, Europe and Asia who have accountability for year 2000 activities.

Praxair's year 2000 readiness program consists of six phases: awareness; inventory and assessment; renovation; validation; implementation; and business continuity planning. These phases at any point in time may run concurrently with respect to different systems, issues and business units. While the following represents a general description of Praxair's overall progress in each of these phases, progress for any individual system, issue or business unit may be more or less advanced than that indicated.

AWARENESS: Praxair has launched a worldwide communications and awareness effort in order to inform employees about year 2000 issues and enlist their assistance in implementing solutions. This effort is ongoing. Praxair also is in continuous discussions on year 2000 issues with customers and suppliers.

INVENTORY AND ASSESSMENT: A global inventory of Praxair systems, and assessment of those systems as to year 2000 readiness, has been conducted which management currently believes has covered its Praxair's safety and mission-critical systems, and many of its other systems. However, inventory and assessment efforts are ongoing which may reveal as yet unidentified components or issues; contrary to the foregoing assumption. With respect to assessment of the year 2000 readiness of suppliers, certain critical suppliers have been identified and discussions are ongoing or planned with each.

RENOVATION: Solutions for most year 2000 readiness issues have been identified; some are in development while others are being put in place. Renovation activities for safety and mission-critical systems are projected to be completed in the first quarter of 1999.

VALIDATION: An integrated testing strategy has been developed to validate the readiness of safety and mission-critical systems affected by year 2000. Some systems have been tested and some pilot tests have been conducted. Management currently projects that most testing and validation will occur beginning the first quarter of 1999 and will be completed by mid-1999.

IMPLEMENTATION: Solutions that have been validated through testing will be implemented by being put into routine operation. Praxair currently expects safety and mission-critical Praxair-maintained systems to be so implemented by mid-1999.

BUSINESS CONTINUITY PLANNING: Praxair expects to develop business continuity, or contingency plans with respect to the build-up of product inventory and, where possible, allocation of product from alternate plants in the event of electric power or other interruptions of utility supplies to certain Praxair plants. Praxair is also prepared to develop in the future contingency plans for failure of Praxair-maintained systems if the need arises. The number and nature of the contingency plans ultimately developed and finalized by Praxair will depend on management's ongoing assessment of the progress of Praxair and its suppliers towards year 2000 readiness. Contingency plans are currently projected to be developed by mid-1999.

Costs
------
At this time, Praxair estimates that the total external expenditures to address year 2000 issues associated with Praxair-maintained systems and components could range between $35-45 million over the life of the project. Of this total, the Company expects $15-20 million will be expensed as incurred and the remainder will be for capital upgrades and replacements. The capital costs were planned for later years independent of year 2000 issues, but are being accelerated to 1998 and 1999 because those costs are for projects that will also address year 2000 issues. To date, approximately $2 million has been incurred of which approximately half were expensed. Costs associated with internal resources are not being accumulated separately and relate to normal ongoing payroll costs.

Risks
------
If Praxair does not successfully complete a material portion of its year 2000 program by the year 2000 or if the Company is negatively impacted by the failure of a significant third party customer or supplier to become year 2000 compliant, it could have a material impact on the Company's results of operations or cash flows in any year.

Management's current projection is that the "most reasonably likely worst case" year 2000 scenario would involve the temporary interruption of electric power or other utility supplies to one or more of Praxair's production plants due to failure of the utility supplier to be year 2000 ready. Management is unable to estimate the impact of such failure or failures, but it could have a material adverse impact on Praxair's results of operations or cash flows in any year, the measure of such impact would depend on the number and nature of the interruptions that would result. Other worst case year 2000 scenarios can be conceived which would have a material impact on Praxair as well as on many other companies, including, for example, break-downs of communications, governmental or banking systems external to Praxair, but Praxair has not independently evaluated the risks of these events.

Cautionary Statements
----------------------
The continued progress and timing of completion of Praxair's year 2000 readiness program phases as projected above depend on, and may be affected by changes in, among other factors, the cooperation and responsiveness of systems and components suppliers with respect to solutions development; the availability of critical skills such as instrument technicians and software applications personnel; the level of interest and sense of urgency with respect to year 2000 issues by governments and institutions in various regions of the world; and the cooperation of raw materials and utilities suppliers in providing readiness assurances to Praxair and the accuracy of those assurances.

Management does not currently believe that the failures described above as the "most reasonably likely worst case scenario" are likely or that they will be so widespread as to have an adverse material effect on Praxair. Efforts to assess the year 2000 readiness of energy suppliers and other suppliers are ongoing, however, and these efforts may, at some time in the future, reveal serious deficiencies, not currently identified or fully understood, which may cause a material impact on Praxair contrary to the foregoing forward-looking assumption.

The above forward-looking projection of costs may be affected by, among other factors, year 2000 issues not yet identified or fully understood, unexpected problems in the renovation or in testing of identified solutions, and shortages in critical renovation or replacement components or skills. If these or other circumstances arise, Praxair's costs to address the year 2000 issues of Praxair-maintained systems and components may differ from those projected above.

To the extent that any reader of this statement reviews it for the purpose of making any decision for the purchase of goods or services from Praxair or evaluating Praxair's Year 2000 readiness, such reader should construe this statement to be a Year 2000 readiness disclosure and that any statements made to such reader in the course of any sale are subject to the Year 2000 Information and Readiness Disclosure Act (15 USC 1 Note, P.L. 105-271, 112
Stat). Such reader should be further advised that in the case of a dispute, this Act may reduce the reader's legal rights regarding the use of any such statements, unless otherwise specified in a contract or tariff.


EURO CONVERSION

Effective January 1, 1999, the euro will become the new common currency for 11 European countries (including Belgium, France, Germany, Italy, and Spain where Praxair has most of its European operations). At that time, transactions in the euro will be possible, but the national currencies will continue to circulate until 2002. During this transition period, payments can be made using both the euro and the national currencies at fixed exchange rates.

Praxair has established teams in each of the businesses and countries affected by the euro conversion. These teams are identifying issues that must be addressed to accommodate the conversion, are developing plans to address these issues, and are in the process of implementing those necessary changes identified to date. This is an ongoing process.

Beginning January 1, 1999, Praxair plans to be able to conduct business with customers in both the euro and the respective national currency. Systems and processes that are initially impacted by this dual currency requirement are customer billing and receivables and cash management activities, including cash collections and disbursements. To accomplish compliance, Praxair is making the necessary system and process changes and is also working with its significant financial institution suppliers on various cash management issues.

By 2002, Praxair will have systems and processes in the 11 euro countries (including payroll and other accounting systems) to accommodate the recording of all business transactions in the euro, and the euro will then become the functional currency for these 11 countries. Praxair is identifying all system and process changes that will be required to facilitate timely compliance before the year 2002. Teams are also working with the respective country marketing organizations to identify and address the potential business implications of the creation of the euro.

Management currently believes that Praxair has in place the appropriate programs and plans to make any required changes to its systems and processes to accommodate a timely euro conversion. The external costs associated with implementing and completing Praxair's euro conversion program with respect to Praxair-maintained systems are not expected to be material in any year. Also, management currently believes the business and market implications, if any, of the euro conversion will not be material. However, the competitive impact of increased cross-border price transparency is uncertain; both with respect to products sold by Praxair as well as products, utilities and services purchased by Praxair.

Praxair's ongoing efforts and those of its significant customers and suppliers (including financial institutions), at some time in the future, may reveal as yet unidentified or not fully understood issues that may not be addressable in a timely fashion, or that may cause currently unexpected competitive or market effects; all contrary to the foregoing forward-looking assumptions. These issues, if not resolved favorably, could have a material impact on the Company's results of operations or cash flows in any year.


Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Refer to "Market Risks and Sensitivity Analyses" in the Management's Discussion and Analysis section of Praxair's 1997 Annual Report and to Note 6 of the condensed consolidated financial statements.

PART II.  OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders
Non-applicable


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




Date:    November 13 , 1998               By:   /s/J. Robert Vipond
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