Form 10-K405
period 1998-12-31
PRAXAIR INC
filed 1999-03-15
CIK 884905

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

-------------------------------------------------------------------------------

                [] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                         Commission file number 1-11037

                                  Praxair, Inc.
                                 1998 Form 10-K



Praxair, Inc.                             Tel.  (203) 837-2000
39 Old Ridgebury Road                     State of incorporation: Delaware
Danbury, Connecticut 06810-5113           IRS identification number: 06-124 9050


Securities registered pursuant to Section 12(b) of the Act:

-------------------------------------------------------------------------------

Title of each class:                                 Registered on :
-------------------------------------------------------------------------------

Common Stock ($.01 par value)                        New York Stock Exchange
Common Stock Purchase Rights                         New York Stock Exchange
-------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Security Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

At January 31, 1999, 157,454,972 shares of common stock of Praxair, Inc. were outstanding. The aggregate market value of common stock held by non-affiliates at January 31, 1999 was approximately $5,071 million.

Documents incorporated by reference:

Portions of the 1998 Annual Report to Shareholders of the Registrant are incorporated in Parts I, II and IV of this report. Also, portions of the Proxy Statement of Praxair, Inc., dated March 6, 1999, are incorporated in Part III of this report.

The Index to Exhibits is located on page 11 of this report.

                           Forward-looking statements

The forward-looking statements contained in this document concerning, among other things, projected capital spending, continuation of acquisition activities in the packaged gases and surface technologies businesses, tax planning initiatives and effective tax rates, impacts in Brazil related to economic conditions, currency movements, and the change in functional currency, impacts from currency and economic developments in Asia, management's assessments of the impacts of the Year 2000 Problem and Euro Conversion, and market risks and sensitivity analyses disclosures related to financial instruments involve risks and uncertainties, and are subject to change based on various factors, including the impact of changes in worldwide and national economies, foreign currency movements, pricing fluctuations for the Company's products, changes in interest rates, the continued timely development and acceptance of new products and processes, the impact of competitive products and pricing, the ability to continue to develop potential acquisition opportunities, and the impact of tax and other legislation and regulation in the jurisdictions in which the Company operates.

                                      INDEX

Part I                                                                                              PAGE

Item 1:   Business....................................................................................2

Item 2:   Properties..................................................................................6

Item 3:   Legal Proceedings...........................................................................6

Item 4:   Submission of Matters to a Vote of Security Holders.........................................6

Part II

Item 5:   Market for Registrant's Common Equity and Related  Shareholder Matters......................7

Item 6:   Selected Financial Data.....................................................................7

Item 7:   Management's Discussion and Analysis of Financial Condition and Results of Operations.......7

Item 7a:  Quantitative and Qualitative Disclosures About Market Risk..................................7

Item 8:   Financial Statements and Supplementary Data.................................................7

Item 9:   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........7

Part III

Item 10:   Directors and Executive Officers of the Registrant.........................................8

Item 11:   Executive Compensation.....................................................................8

Item 12:   Security Ownership of Certain Beneficial Owners and Management.............................8

Item 13:   Certain Relationships and Related Transactions.............................................8

Part IV

Item 14:   Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................9

Signatures...........................................................................................10

Index to Exhibits....................................................................................11

                                     PART I
                                                 Praxair, Inc. and Subsidiaries
-------------------------------------------------------------------------------


Item 1. Business

General
Praxair, Inc. (Praxair or Company) was founded in 1907 and became an independent publicly traded company in 1992. Praxair was the first company in the United States to produce oxygen from air using a cryogenic process. Praxair has been, and continues to be, a major technological innovator in the industrial gases industry and has done much to create value for its customers by developing new applications for industrial gases and to open new markets by lowering the cost of supply.

Praxair is the largest industrial gases company in North and South America and the third largest worldwide. The Company is also the world's largest supplier of carbon dioxide. Praxair's primary products for its industrial gases business are atmospheric gases (oxygen, nitrogen, argon, rare gases) and process gases
(carbon dioxide, helium, hydrogen, electronic gases, specialty gases, acetylene). The Company's surface technology segment, operated through Praxair Surface Technologies, Inc., supplies wear-resistant and high-temperature corrosion-resistant metallic and ceramic coatings and powders. The Company also designs, engineers and builds equipment that produces industrial gases (for internal use and external sale) through its global supply systems included in its All Other segment. Sales for Praxair were $4,833 million, $4,735 million, and $4,449 million for 1998, 1997 and 1996, respectively, with industrial gases accounting for 90% of sales in 1998 and 1997, and 91% in 1996, and surface technologies and global supply systems accounting for the balance. Refer to Note 4 of the section captioned "Notes to Consolidated Financial Statements" in Praxair's 1998 Annual Report to Shareholders for information related to Praxair's segment information.

During 1996, Praxair acquired the common stock of CBI Industries, Inc. (CBI) (See Note 2 of the section captioned "Notes to Consolidated Financial Statements" in Praxair's 1998 Annual Report to Shareholders). The industrial gases segment of CBI has been integrated into Praxair's worldwide industrial gases business. The remainder of CBI was considered not strategic to Praxair, and those businesses have been sold.

Gases produced by the Company find wide use in the metal fabrication, chemicals & refining, primary metals, food & beverage, healthcare, electronics, aerospace, glass, pulp & paper, environmental remediation, and other industries. By using the gases that Praxair produces and, in many cases, the proprietary processes that it invents, customer value is created through improved product quality, increased productivity, conservation of energy, and the attainment of environmental improvement objectives. The Company has been and continues to be a major technological innovator in the industrial gases industry and, working with customers, has done much to increase the use of its industrial gases to support the manufacture of other products and for many other uses. Historically, consumption of industrial gases has increased at approximately 1.5 to 2.0 times local industrial production growth in countries in which the Company does business.

Industrial Gases Products and Manufacturing Processes
Atmospheric gases are the highest volume products produced by Praxair. Using air as its raw material, Praxair primarily produces oxygen, nitrogen and argon through several air separation processes. Cryogenic air separation, which is the primary process, compresses and cools air until it liquefies. As a pioneer in the industrial gases industry, Praxair has been a leader in developing a wide range of proprietary and patented applications and supply systems technology. In recent years, Praxair has developed and commercialized new air separation technologies for the production of industrial gases and is a recognized leader in this rapidly growing market segment. These technologies open important new markets and optimize production capacity for the Company by lowering the cost of supply of industrial gases. These new technologies include proprietary vacuum pressure swing adsorption ("VPSA") and membrane separation to produce gaseous oxygen and nitrogen, respectively. During 1997, Praxair introduced a new product offering of small cryogenic nitrogen plants.

                                                  Praxair, Inc. and Subsidiaries
-------------------------------------------------------------------------------

Process gases, including carbon dioxide, hydrogen, carbon monoxide, helium and acetylene, are produced by different methods than air separation. Most carbon dioxide is purchased from by-product sources, including chemical plants, refineries and industrial processes, or from carbon dioxide wells, and is processed in Praxair's own plants to produce commercial carbon dioxide. Hydrogen and carbon monoxide are produced by purifying hydrocarbon sources or by purifying by-product sources obtained from the chemical and petrochemical industries. Most of the helium sold by Praxair is derived from certain helium-rich natural gas streams in the United States, with additional supplies being acquired from outside the United States. Acetylene is typically produced from calcium carbide and water.

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

On-site. Customers that require the largest volumes of product (typically oxygen, nitrogen and hydrogen) and that have a relatively constant demand pattern are supplied by cryogenic and process gas on-site plants. Praxair constructs plants on or adjacent to these customers' sites and supplies the product directly to customers. Because these are usually dedicated plants, the product supply contracts generally are total requirement contracts, typically having 10-20 year terms and containing minimum purchase requirements and price escalation provisions. Many of the cryogenic on-site plants also produce liquid products for the merchant market. New advanced air separation processes allow on-site delivery to customers with smaller volume requirements. Customers using these systems usually enter into requirement contracts with terms typically ranging from 5-15 years.

Merchant. The merchant business is generally associated with distributable liquid oxygen, nitrogen, argon, carbon dioxide, hydrogen and helium. Atmospheric gases for the merchant business are produced by cryogenic processes, whereas carbon dioxide, hydrogen and helium are produced by other processes as discussed earlier. The deliveries generally are made from Praxair's plants by tanker trucks to storage containers owned or leased and maintained by Praxair or the customer at the customer's site. Although merchant oxygen and nitrogen generally have a relatively small distribution radius from the plants at which they are produced, merchant argon, hydrogen and helium can be shipped much longer distances. The agreements used in the merchant business are usually three to five year requirement contracts except for carbon dioxide, which typically has one-year requirement contracts in the United States.

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

In the United States, most cylinder products are sold along with welding equipment (hardgoods) by distributors that buy the merchant product from industrial gases producers and package the product at their own facilities. Praxair has a large network of independent distributors and owns equity interests in distributor operations in 40 states in the U.S. and Puerto Rico. Praxair has acquired independent distributors in various locations in the United States.

                                                  Praxair, Inc. and Subsidiaries
-------------------------------------------------------------------------------

Surface Technologies
Praxair's surface technologies business supplies wear-resistant and high-temperature corrosion-resistant metallic and ceramic coatings and powders to the aircraft, electronics, printing, textile, plastics, primary metals petrochemical, and other industries. It also provides aircraft engine and airframe component overhaul services. Praxair Surface Technologies also manufactures a complete line of electric arc, plasma, and high velocity oxygen fuel spray equipment as well as arc and flame wire equipment; including its patented Super D-Gun. This equipment is used for the application of thermal barrier wear resistant coatings. The coatings extend wear life at high temperatures and under corrosive conditions and are applied at Praxair's facilities using a variety of thermal spray coatings processes. The coated parts are finished to the customer's precise specifications before shipment

Inventories - Praxair carries inventories of merchant and cylinder gases and coatings materials to supply products to its customers on a reasonable delivery schedule. On-site plants and pipeline complexes have limited inventory. Inventories, inventory obsolescence and backlogs are not material to Praxair's business.

Customers - Praxair is not dependent, to a significant extent, upon a single customer or a few customers.

International - Praxair is a global enterprise with 48% of its 1998 sales outside of the United States. It conducts industrial gases business through subsidiary and affiliated companies in Argentina, Australia, Belgium, Belize, Bolivia, Brazil, Canada, Chile, Colombia, Costa Rica, Ecuador, France, Germany, Indonesia, India, Israel, Italy, Japan, Korea, Mexico, the Netherlands, the People's Republic of China, Paraguay, Peru, Poland, Portugal, Spain, Thailand, Turkey, Uruguay and Venezuela. S.I.A.D. (Societa Italiana Acetilene & Derivati S.p.A.), an Italian company carried at equity, also has established positions in Austria, Bulgaria, Croatia, the Czech Republic, Hungary, Romania and Slovenia. Praxair's surface technologies business has operations in Brazil, Denmark, France, Germany, Italy, Japan, Singapore, Spain, Switzerland and the United Kingdom.

Praxair's international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other economic, political and regulatory policies of local governments. Also, see Note 1 of the section captioned "Notes to Consolidated Financial Statements", and the section captioned "Management's Discussion and Analysis - Market Risk and Sensitivity Analyses" in Praxair's 1998 Annual Report to Shareholders.

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

                                                  Praxair, Inc. and Subsidiaries
-------------------------------------------------------------------------------


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

Employees and Labor Relations - As of December 31, 1998, Praxair had 24,834 employees worldwide. Of this number, 9,373 are employed in the United States. Praxair has collective bargaining agreements with unions at numerous locations throughout the world which expire at various dates. Praxair considers relations with its employees to be good.

Environment - Information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis - Costs Relating to the Protection of the Environment" in Praxair's 1998 Annual Report to Shareholders.

                                                  Praxair, Inc. and Subsidiaries
-------------------------------------------------------------------------------

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

Praxair owns 329 cryogenic air separation plants (196 in the United States); 94 by-product carbon dioxide plants (23 in the United States); 297 non-cryogenic plants, and 31 hydrogen plants. No single production facility is material except for the following complexes:

                         Number of
Supply System            Connected Plants         Products Produced
-------------            ----------------      ---------------------------
Northern Indiana               12              Air Separation/Hydrogen
Houston                         8              Air Separation
Gulf Coast *                   11              Hydrogen/ Carbon Monoxide
Detroit                         6              Air Separation/Hydrogen
Southern Brazil *               2              Air Separation
Northern Spain                  3              Air Separation/Hydrogen

* partially owned and partially leased.

The surface technologies business operates 38 plants located near customers in Brazil, Denmark, France, Germany, Italy, Japan, Singapore, Spain, Switzerland, the United Kingdom and the United States.

Generally, these facilities are fully utilized and sufficient to meet customer needs.


Item 3.  Legal Proceedings

Information required by this item is incorporated herein by reference to the section captioned "Notes to Consolidated Financial Statements - Note 14 Commitments and Contingencies" in Praxair's 1998 Annual Report to Shareholders.


Item 4.  Submission of Matters to a Vote of Security Holders

Praxair did not submit any matters to a shareholder vote during the fourth quarter of 1998.

                                     PART II
                                                  Praxair, Inc. and Subsidiaries
--------------------------------------------------------------------------------

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

Market, trading, shareholder and dividend information for Praxair's common stock is incorporated herein by reference to the section captioned "Information for Investors" in Praxair's 1998 Annual Report to Shareholders.

Praxair's annual dividend on its common stock for 1998 was $0.50 per share. In January 1999, Praxair's Board of Directors declared a dividend of $0.14 per share for the first quarter of 1999, or $0.56 per share annualized, which may be changed as Praxair's earnings and business prospects warrant. The declaration of dividends is a business decision made by the Board of Directors based on Praxair's earnings and financial condition and other factors the Board of Directors considers relevant.


Item 6. Selected Financial Data

Selected financial data for the five years ended December 31, 1998 is incorporated herein by reference to the section captioned "Five-year Financial Summary" in Praxair's 1998 Annual Report to Shareholders. This summary should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis" in Praxair's 1998 Annual Report to Shareholders.


Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis" in Praxair's 1998 Annual Report to Shareholders.


Item 8. Financial Statements and Supplementary Data

Information required by this item is incorporated herein by reference to the sections captioned "Consolidated Statement of Income," "Consolidated Balance Sheet," "Consolidated Statement of Cash Flows," "Consolidated Statement of Shareholders' Equity" and "Notes to Consolidated Financial Statements" in Praxair's 1998 Annual Report to Shareholders.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants reportable under this item.

                                    PART III
                                                  Praxair, Inc. and Subsidiaries
--------------------------------------------------------------------------------


Item 10.  Directors and Executive Officers of the Registrant

Information  required by this item is  incorporated  herein by  reference to the
section  captioned   "Directors  and  Executive  Officers"  in  Praxair's  Proxy
Statement for the Annual Meeting of Shareholders to be held on April 27, 1999.


Item 11.  Executive Compensation

Information required by this item is incorporated herein by reference to the section captioned "Executive Compensation" in Praxair's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 1999.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated herein by reference to the section captioned "Share Ownership" in Praxair's Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1999.


Item 13.  Certain Relationships and Related Transactions

Information required by this item is incorporated by reference to the section captioned "Certain Relationships and Related Transactions" in Praxair's Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1999.

                                     PART IV
                                                  Praxair, Inc. and Subsidiaries
--------------------------------------------------------------------------------


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Financial Statements and Schedules
                                                                 Page No. in
                                                               Praxair's 1998
                                                             Annual Report (AR)*
     Financial Statements

     Consolidated Statement of Income for the Years Ended
      December  31,  1998,  1997  and  1996  ..........................AR-18

     Consolidated Balance Sheet at December 31, 1998 and 1997 .........AR-19

     Consolidated Statement of Cash Flows for the Years Ended
      December 31, 1998, 1997 and 1996 ................................AR-20

     Consolidated Statement of Shareholders' Equity  for the
      Years Ended December 31, 1998, 1997 and 1996 ....................AR-21

     Notes to Consolidated Financial Statements .......................AR-32

     Report  of  Independent  Accountants .............................AR-48

     * Incorporated by reference to the indicated pages of the 1998 Annual Report to Shareholders. With the exception of this information and the information incorporated in Items 5, 6, 7, 7A, 8 and 9, the 1998 Annual Report to Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K.

     Financial Statement Schedules

     All financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     Quarterly Segment Information (Unaudited)

     Effective in 1998, Praxair adopted Statement of Financial Accounting Standards No. 131 which requires a new "management" approach to segment disclosures (see Notes 1 and 4 in the section captioned "Notes to Consolidated Financial Statements" in Praxair's 1998 Annual Report to Shareholders). Restated segment information to conform to the new requirements for the 1998 quarters (unaudited) is included in Exhibit 99.01 to this Form 10-K.

(b)  Reports on Form 8-K

       No reports on Form 8-K were filed during the fourth quarter of 1998.

(c)  Exhibits

     Exhibits filed as a part of this Annual Report on Form 10-K are listed in the Index to Exhibits located on page 11 of this Report.

                                   SIGNATURES
                                                  Praxair, Inc. and Subsidiaries
--------------------------------------------------------------------------------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PRAXAIR, INC.
                                  (Registrant)



Date: March 15, 1999
                              /s/ J. Robert Vipond
                              ---------------------------
                              J. Robert Vipond
                              Vice President and Controller
                             (On behalf of the Registrant and
                              as Chief Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 23, 1999.

/s/ Paul J. Bilek                    /s/ Alejandro Achaval            /s/ Ronald L. Kuehn, Jr.
---------------------------          ---------------------------      ---------------------------
Paul J. Bilek                        Alejandro Achaval                Ronald L. Kuehn, Jr.
Executive Vice President             Director                         Director


/s/ John A. Clerico                  /s/ Raymond W. LeBoeuf           /s/ Benjamin F. Payton
---------------------------          ---------------------------      ---------------------------
John A. Clerico                      Raymond W. LeBoeuf               Benjamin F. Payton
Executive Vice President and         Director                         Director
Chief Financial Officer and
Director


/s/ H. William Lichtenberger         /s/ C. Fred Fetterolf            /s/ G. Jackson Ratcliffe, Jr.
---------------------------          ---------------------------      ---------------------------
H. William Lichtenberger             C. Fred Fetterolf                G. Jackson Ratcliffe, Jr.
Chairman and Chief                   Director                         Director
Executive Officer and Director


                                     /s/ Dale F. Frey                 /s/ H. Mitchell Watson, Jr.
                                     ---------------------------      ---------------------------
                                     Dale F. Frey                     H. Mitchell Watson, Jr.
                                     Director                         Director


                                     /s/ Claire W. Gargalli
                                     ---------------------------
                                     Claire W. Gargalli
                                     Director

                                INDEX TO EXHIBITS
                                                  Praxair, Inc. and Subsidiaries
--------------------------------------------------------------------------------

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

                                                  Praxair, Inc. and Subsidiaries
--------------------------------------------------------------------------------

Exhibit No.    Description

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

*10.02 Form of Severance Compensation Agreement (Filed as Exhibit 10.02 to the Company's 1997 Annual Report on Form 10K, Filing No. 1-11037, and incorporated herein by reference).

*10.03 1992 Variable Compensation Plan (Filed as Exhibit 10.03 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

*10.03a        First Amendment to the 1992 Variable  Compensation Plan (Filed as
               Exhibit 10.03a to the Company's 1993 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.04         Amended and  Restated  1995 Stock  Option  Plan for  Non-Employee
               Directors.

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

                                                  Praxair, Inc. and Subsidiaries
--------------------------------------------------------------------------------

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

                                                  Praxair, Inc. and Subsidiaries
--------------------------------------------------------------------------------

Exhibit No.    Description

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

10.17a Amendment No. 1 to Credit Agreement, dated as of December 22, 1997 (Filed as Exhibit 10.17a to the Company's 1997 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

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

12.01          Computation of Ratio of Earnings to Fixed Charges.

13.01 Praxair's 1998 Annual Report to Shareholders (such report, except for those portions which are expressly referred to in this Form 10-K, is furnished for the information of the Commission and is not deemed "filed" as part of this Form 10-K).

21.01          Subsidiaries of Praxair, Inc.

23.01          Consent of Independent Accountants.

27.01          Financial Data Schedule.

99.01          Segment Information for the 1998 Quarters (Unaudited).

Copies of exhibits incorporated by reference can be obtained from the SEC and are located in SEC File No. 1-11037.

* Indicates a management contract or compensatory plan or arrangement.