Form 10-Q
period 1999-03-31
PRAXAIR INC
filed 1999-05-12
CIK 884905

FORM 10Q

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                   ---------------
                                     OR

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

                              YES [X]         NO [ ]

AT MARCH 31, 1999, 157,671,488 SHARES OF COMMON STOCK ($.01 PAR VALUE) OF THE REGISTRANT WERE OUTSTANDING.

                          FORWARD-LOOKING STATEMENTS
                          --------------------------

THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS DOCUMENT CONCERNING, AMONG OTHER THINGS, PROJECTED CAPITAL SPENDING, CONTINUATION OF ACQUISITION ACTIVITIES IN THE SURFACE TECHNOLOGIES AND OTHER BUSINESSES, TAX PLANNING INITIATIVES AND EFFECTIVE TAX RATES, IMPACTS IN BRAZIL RELATED TO ECONOMIC CONDITIONS, CURRENCY MOVEMENTS AND THE CHANGE IN FUNCTIONAL CURRENCY, IMPACTS FROM CURRENCY AND ECONOMIC DEVELOPMENTS IN ASIA, MANAGEMENT'S ASSESSMENTS OF THE IMPACTS OF THE YEAR 2000 PROBLEM AND EURO CONVERSION, AND MARKET RISKS AND SENSITIVITY ANALYSES DISCLOSURES RELATING TO FINANCIAL INSTRUMENTS INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO CHANGE BASED ON VARIOUS FACTORS, INCLUDING THE IMPACT OF CHANGES IN WORLDWIDE AND NATIONAL ECONOMIES, FOREIGN CURRENCY MOVEMENTS, PRICING FLUCTUATIONS FOR THE COMPANY'S PRODUCTS, CHANGES IN INTEREST RATES, THE CONTINUED TIMELY DEVELOPMENT AND ACCEPTANCE OF NEW PRODUCTS AND PROCESSES, THE IMPACT OF COMPETITIVE PRODUCTS AND PRICING, THE ABILITY TO CONTINUE TO DEVELOP POTENTIAL ACQUISITION OPPORTUNITIES, AND THE IMPACT OF TAX AND OTHER LEGISLATION AND REGULATION IN THE JURISDICTIONS IN WHICH THE COMPANY OPERATES.

                                     INDEX



PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    CONSOLIDATED STATEMENT OF INCOME - PRAXAIR, INC. AND SUBSIDIARIES QUARTER ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)

    CONDENSED CONSOLIDATED BALANCE SHEET - PRAXAIR, INC. AND SUBSIDIARIES MARCH 31, 1999 (UNAUDITED) AND DECEMBER 31, 1998

    CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS - PRAXAIR, INC. AND SUBSIDIARIES QUARTER ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)

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

SIGNATURE

EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        PRAXAIR, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

(Millions of dollars, except per share data)
                                                Quarter Ended
                                                   March 31
                                              ----------------
                                                1999     1998
                                              -------  -------
SALES .....................................   $1,118   $1,201
Cost of sales, exclusive of
  depreciation and amortization ...........      652      697
Selling, general and administrative .......      155      167
Depreciation and amortization .............      113      115
Research and development ..................       16       19
Other income-net ..........................       29       11
                                              -------  -------
OPERATING PROFIT ..........................      211      214
Interest expense ..........................       57       65
                                              -------  -------
INCOME BEFORE INCOME TAXES ................      154      149
Income taxes ..............................       35       38
                                              -------  -------
INCOME OF CONSOLIDATED ENTITIES ...........      119      111
Minority interests ........................      (13)     (13)
Income from equity investments ............        2        4
                                              -------  -------
INCOME BEFORE ACCOUNTING CHANGE ...........   $  108   $  102
Cumulative effect of an accounting change..      (10)       -
                                              -------  -------
NET INCOME ................................   $   98   $  102
                                              =======  =======
PER SHARE DATA:
Basic earnings per share:
 Before accounting change .................   $ 0.68   $ 0.65
 Accounting change ........................     (.06)       -
                                              -------  -------
 Net Income ...............................   $ 0.62   $ 0.65
                                              =======  =======
Diluted earnings per share:
 Before accounting change .................   $ 0.67   $ 0.62
 Accounting change ........................     (.06)       -
                                              -------  -------
 Net Income ...............................   $ 0.61   $ 0.62
                                              =======  =======
Cash dividends per share ..................   $ 0.14   $ 0.125
                                              =======  =======

WEIGHTED AVERAGE SHARES OUTSTANDING (000'S):
Basic shares outstanding ..................   158,138  158,030
Diluted shares outstanding ................   161,819  163,236

The accompanying notes are an integral part of these financial statements.

                        PRAXAIR, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEET

(Millions of dollars)
                                                    March 31,
                                                      1999       December 31,
                                                   (Unaudited)       1998
                                                   -----------   ------------
ASSETS

Cash and cash equivalents .......................    $    28       $    34
Accounts receivable .............................        918           919
Inventories .....................................        289           319
Prepaid and other ...............................        107           122
                                                     -------       -------
     TOTAL CURRENT ASSETS .......................      1,342         1,394

Property, plant and equipment-net ...............      4,535         4,875
Other assets ....................................      1,574         1,827
                                                     -------       -------
     TOTAL ASSETS ...............................    $ 7,451       $ 8,096
                                                     =======       =======

LIABILITIES AND EQUITY

Accounts payable ................................    $   337       $   378
Short-term debt .................................        245           295
Current portion of long-term debt ...............         83            84
Other current liabilities .......................        480           532
                                                     -------       -------
     TOTAL CURRENT LIABILITIES ..................      1,145         1,289

Long-term debt ..................................      2,764         2,895
Other long-term obligations .....................      1,064         1,018
                                                     -------       -------
     TOTAL LIABILITIES ..........................      4,973         5,202

Minority interests ..............................        351           487
Preferred stock .................................         75            75
Shareholders' equity ............................      2,052         2,332
                                                     -------       -------
     TOTAL LIABILITIES AND EQUITY ...............    $ 7,451       $ 8,096
                                                     =======       =======


The accompanying notes are an integral part of these financial statements.

                        PRAXAIR, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

(Millions of dollars)
                                                      Quarter ended March 31,
                                                     -------------------------
                                                         1999          1998
                                                     -----------   -----------
OPERATIONS
  Net income .....................................    $   98        $  102
  Adjustments:
    Depreciation and amortization ................       113           115
    Deferred income taxes ........................        10            29
    Working capital ..............................       (23)          (71)
    Long-term assets and liabilities .............       (48)          (35)
    Other non-cash charges .......................        16             -
                                                      -------       -------
      Net cash provided by operating activities ..       166           140
                                                      -------       -------
INVESTING
  Capital expenditures ...........................      (141)         (171)
  Acquisitions ...................................        (6)         (160)
  Divestitures and asset sales ...................        82            12
                                                     --------      --------
      Net cash used for investing activities .....       (65)         (319)
                                                     --------      --------
FINANCING
  Short-term borrowings-net ......................       (39)           10
  Long-term borrowings ...........................         6           157
  Long-term debt repayments ......................      (115)          (22)
  Minority transactions and other ................        68            22
  Issuances of common stock ......................        14            52
  Purchases of common stock ......................       (19)          (27)
  Cash dividends .................................       (22)          (20)
                                                     --------      --------
      Net cash (used for) provided by
       financing activities ......................      (107)          172
                                                     --------      --------
Effect of exchange rate changes on cash and
  cash equivalents ...............................         -             -
                                                     --------      --------
Change in cash and cash equivalents ..............        (6)           (7)
Cash and cash equivalents beginning-of-year.......        34            43
                                                     --------      --------
Cash and cash equivalents end-of-period ..........   $    28       $    36
                                                     ========      ========
Supplemental data:
Effect of functional currency change .............   $     -       $    81


The accompanying notes are an integral part of these financial statements.

                        PRAXAIR, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Presentation of Condensed Consolidated Financial Statements

     In the opinion of Praxair, Inc. (Praxair) management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consisted of only normal recurring adjustments. The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to the consolidated financial statements of Praxair, Inc. and subsidiaries in Praxair's 1998 Annual Report. Certain prior years' amounts have been reclassified to conform to the current years' presentation.


2. Accounting Change

     Effective January 1, 1999, Praxair adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." In accordance with SOP 98-5, Praxair recorded an after-tax charge of $10 million in the first quarter of 1999 as the cumulative effect of an accounting change related to previously capitalized start-up costs.


3.  Special Charges

     At March 31, 1999, the remaining accrual balance related to the 1996 and 1997 special charges was $18 million (see Note 3 to Praxair's 1998 consolidated financial statements).


4.   Inventories

     The following is a summary of Praxair's consolidated inventories:

(Millions of dollars)
                                      March 31,
                                        1999       December 31,
                                     (Unaudited)       1998
                                     -----------   ------------
    Raw materials and supplies......    $ 110          $ 115
    Work in process.................       31             38
    Finished goods..................      148            166
                                        -----          -----
                                        $ 289          $ 319
                                        =====          =====

5.   Shareholders' Equity

     Changes in Shareholders' Equity were as follows:

(Thousands of shares)
                                             Common      Treasury
                                          Stock Issued     Stock
                                          ------------   ---------
Balance, January 1, 1999................     161,517       3,946
Common stock activity (a) ..............         603         503
                                            ---------    --------
Balance, March 31, 1999.................     162,120       4,449
                                            =========    ========

(Millions of dollars)                                           Accumulated
                                    Additional                  Other
                             Common Paid-In   Treasury Retained Comprehensive
                              Stock Capital   Stock    Earnings Income(Loss) Total
                             ------ --------- -------- -------- ----------- -------
Balance, January 1, 1999 .... $ 2   $1,528    $(166)   $1,380      $(412)   $2,332
Net income ..................                              98                   98
Translation adjustments (b)..                                       (351)     (351)
                                                                            -------
Comprehensive income(loss)(c)                                               $ (253)
Dividends - common stock.....                             (22)                 (22)
Common stock activity (a)....           13      (18)                            (5)
                              ---   ------    ------   -------     ------   -------
Balance, March 31, 1999 ..... $ 2   $1,541    $(184)   $1,456      $(763)   $2,052
                              ===   ======    ======   =======     ======   =======

(a)    Relates  to  issuances of common stock for the Dividend Reinvestment and
       Stock  Purchase   Plan,   employee  savings  and  incentive  plans,  and
       issuances/purchases of common stock.

(b) Primarily currency translations adjustments in Brazil and is net of a $60 million gain (after taxes and minority interest) related to Brazilian net investment hedges (see Note 10).

(c) Comprehensive income for the quarter ended March 31, 1998 was $16 million.


     During the quarter ended March 31, 1999, Praxair granted options for 1,151,160 shares of common stock having option prices ranging from $33.00 to $36.06 per share, the closing market price of Praxair's common stock on the day of the grants. At March 31, 1999 there were 12,714,829 shares under option at prices ranging from $9.80 to $56.13 per share (weighted average of $29.02) of which options for 7,888,514 shares were exercisable at prices ranging from $9.80 to $56.13 per share (weighted average of $20.95). During the quarter ended March 31, 1999, 372,830 options were exercised.

6.  Debt and Financial Instruments

     Debt - The following is a summary of Praxair's outstanding debt at March 31, 1999 and December 31, 1998:

(Millions of dollars)                        March 31,
                                               1999      December 31,
                                           (Unaudited)       1998
                                           -----------   ------------
Short-term:
  Canadian borrowings.......................  $  129       $  116
  South American borrowings.................      41           95
  Other international borrowings............      75           82
  Other U.S. borrowings.....................       -            2
                                             -------      -------
Total short-term debt.......................     245          295
Long-term:
U.S.:
  Commercial paper and U.S. bank borrowings.  $  520       $  627
  6.25%  Notes due 2000.....................      75           75
  6.70%  Notes due 2001.....................     250          250
  6.625% Notes due 2003.....................      75           75
  6.75%  Notes due 2003.....................     300          300
  6.15%  Notes due 2003.....................     250          250
  6.85%  Notes due 2005.....................     150          150
  6.90%  Notes due 2006.....................     250          250
  6.625% Notes due 2007.....................     250          250
  8.70%  Debentures due 2022
         (Redeemable after 2002)............     300          300
  Other borrowings..........................      52           52
Canadian subsidiary borrowings..............     206          204
South American subsidiary borrowings........     100          126
Other international borrowings..............      69           70
                                              -------      -------
                                               2,847        2,979
Less: current portion of long-term debt.....      83           84
                                              -------      -------
Total long-term debt........................   2,764        2,895
                                              -------      -------
Total debt..................................  $3,092       $3,274
                                              =======      =======
     At March 31, 1999, $520 million of short-term borrowings have been classified as long term ($627 million at December 31, 1998) because of the Company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of its $1.5 billion credit agreement.

     Financial Instruments - At March 31, 1999, Praxair had $80 million notional amount of interest rate swap agreements that effectively convert variable rate debt to fixed rate debt. These agreements mature in 2001. Praxair is also a party to currency exchange forward contracts to manage its exposure to changing currency exchange rates. At March 31, 1999 Praxair had $372 million of currency exchange forward contracts outstanding: $271 million to hedge recorded balance sheet exposures, $16 million to hedge firm commitments (generally for the purchase of equipment related to construction projects) and $85 million to hedge future net income. Additionally, there are $492 million notional value of currency exchange contracts that effectively offset. These contracts all mature within one year.


7.   Earnings Per Share

     Basic earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents. The difference between the number of shares used in the basic earnings per share calculation compared to the diluted earnings per share calculation is due to the dilutive effect of outstanding stock options. Stock options for 4,564,695 shares were not included in the computation of diluted earnings per share for the quarter ended March 31, 1999 because the exercise prices were greater than the average market price of the common stock.


8.   Sale Leaseback Transaction

     On March 30, 1999, Praxair sold and leased back certain U.S. distribution equipment for $80 million. The lease has an initial two year term and has been accounted for as an operating lease. Praxair has purchase and lease renewal options at projected future fair market values beginning in 2001 and has guaranteed $68 million of the residual value. The gain on the sale transaction of $58 million has been deferred until the expiration of Praxair's guarantee of the residual value and is shown in other long-term liabilities.


9.   South American Rights Offering

     During the first quarter of 1999, Praxair's South American subsidiary, S.A. White Martins, completed a rights offering resulting in Praxair's ownership interest in White Martins increasing from 69.3% at December 31, 1998 to about 76% at March 31, 1999. As consideration for the additional shares it purchased during the rights offering, Praxair used approximately $138 million of intercompany loans it had previously made to White Martins. Approximately $15 million of the rights offering were purchased by minority shareholders.


10.  BRAZILIAN CURRENCY HEDGE AGREEMENTS

     IN EARLY JANUARY 1999, PRAXAIR ENTERED INTO CURRENCY EXCHANGE FORWARD CONTRACTS TOTALING $325 MILLION NOTIONAL VALUE FOR ESTIMATED BRAZILIAN NET INCOME IN 1999 AND TO HEDGE A PORTION OF ITS NET INVESTMENT. THE NET INCOME HEDGE AGREEMENTS WERE EFFECTIVELY SETTLED DURING THE FIRST QUARTER RESULTING IN A PRE-TAX GAIN OF $21 MILLION ($14 MILLION AFTER TAX AND MINORITY INTEREST). THE NET INVESTMENT HEDGE CONTRACTS WERE EITHER CLOSED OUT OR WERE EFFECTIVELY SETTLED IN THE FIRST QUARTER RESULTING IN A GAIN OF APPROXIMATELY $60 MILLION (AFTER TAX AND MINORITY INTEREST) WHICH WAS RECOGNIZED ON THE BALANCE SHEET IN THE ACCUMULATED OTHER COMPREHENSIVE INCOME(LOSS) (CUMULATIVE TRANSLATION ADJUSTMENT) COMPONENT OF SHAREHOLDERS' EQUITY. APPROXIMATELY $50 MILLION RELATED TO THE SETTLED INVESTMENT HEDGES WAS RECEIVED IN THE FIRST QUARTER AND IS SHOWN IN THE FINANCING SECTION OF THE CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS UNDER THE CAPTION "MINORITY TRANSACTIONS AND OTHER."

ITEM 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results

(Dollar amounts in millions)
                                                                Percent
Quarter Ended March 31,                      1999(a)   1998      Change
--------------------------------------      ------   -------   --------
Sales.................................      $1,118   $1,201     -  7%
Selling, general and administrative...      $  155   $  167     -  7%
Depreciation and amortization.........      $  113   $  115     -  2%
Operating profit......................      $  211   $  214     -  1%
Interest expense......................      $   57   $   65     - 12%
Effective tax rate....................          23%      25%    -  8%
Income before accounting change.......      $  108   $  102     +  6%

Excluding one-time hedge gain in Brazil:
Operating profit......................     $  190   $  214     - 11%
Effective tax rate....................         25%      25%       -%
Income before accounting change.......     $   94   $  102     -  8%

(a) The results for the first quarter 1999 versus 1998 for South America were significantly impacted by the devaluation of the Brazilian currency (Real) from a rate of 1.21 Reais to the U.S. dollar at December 31, 1998 to 1.72 at March 31, 1999 (1.75 average rate for the quarter). Reported amounts from Brazil
were all reduced in proportion to the exchange rate changes.   Also, as
described in Note 10 to the condensed consolidated financial statements, in early January 1999 Praxair entered into various currency exchange forward contracts totaling $325 million to hedge anticipated Brazilian net income and a portion of its investment. The net income hedges were effectively closed out in the first quarter resulting in a non-recurring pre-tax gain of $21 million
($14 million after taxes and minority interests).   The  amounts shown above
under the section "Excluding one-time hedge gain in Brazil" exclude the impacts of this hedge gain.


THE SALES DECREASE OF 7% FOR THE QUARTER WAS DUE PRIMARILY TO UNFAVORABLE CURRENCY TRANSLATION EFFECTS IN SOUTH AMERICA AND VOLUME DECREASES IN NORTH AND SOUTH AMERICA. THESE WERE PARTIALLY OFFSET BY THE IMPACT OF ACQUISITIONS IN NORTH AMERICA AND SURFACE TECHNOLOGIES, PRICE INCREASES IN SOUTH AMERICA, STRONG VOLUME GROWTH IN ASIA AND SALES GROWTH IN EUROPE.

OPERATING PROFIT DECREASED 1% TO $211 MILLION. EXCLUDING THE ONE-TIME HEDGE GAIN IN BRAZIL, OPERATING PROFIT DECREASED 11% TO $190 MILLION. THIS WAS DUE PRIMARILY TO THE SALES DECREASE DESCRIBED ABOVE PARTIALLY OFFSET BY PRODUCTIVITY IMPROVEMENTS AND CURRENCY TRANSLATION IMPACTS. AS A PERCENTAGE OF SALES, SG&A REMAINED FLAT AT 13.9%. THE DECREASE IN DEPRECIATION AND AMORTIZATION EXPENSE REFLECTS THE IMPACT OF CURRENCY TRANSLATION; OFFSET BY NEW PROJECTS COMING ON-STREAM, AS WELL AS PACKAGED GASES AND SURFACE TECHNOLOGIES ACQUISITIONS. OTHER INCOME INCLUDES THE $21 MILLION HEDGE GAIN IN BRAZIL, AND OFFSETTING AMOUNTS RELATED TO THE COLLECTION OF A NOTE RECEIVABLE FROM AN EARLIER BUSINESS SALE AND CHARGES FOR SEVERANCE COSTS, PRIMARILY IN NORTH AMERICA (EACH ABOUT $12 MILLION).

INCOME BEFORE THE ACCOUNTING CHANGE FOR THE QUARTER INCREASED $6 MILLION OR 6%. EXCLUDING THE ONE-TIME HEDGE GAINS IN BRAZIL, INCOME BEFORE ACCOUNTING CHANGE DECREASED $8 MILLION OR 8%. THIS DECREASE WAS DUE PRINCIPALLY TO THE LOWER OPERATING PROFIT PARTIALLY OFFSET BY DECREASED INTEREST EXPENSE, WHICH MORE THAN OFFSET THE LOWER OPERATING PROFIT. INTEREST EXPENSE DECREASED $8 MILLION OR 12% DUE TO CURRENCY TRANSLATION EFFECTS IN BRAZIL AND LOWER DEBT LEVELS. THE EFFECTIVE TAX RATE FOR THE QUARTER REMAINED AT 25%, EXCLUDING THE IMPACT OF THE BRAZILIAN HEDGE GAIN.

THE NUMBER OF EMPLOYEES AT MARCH 31, 1999 WAS APPROXIMATELY 24,400 WHICH, WHEN ADJUSTED FOR ACQUISITIONS, REFLECTS A DECREASE OF APPROXIMATELY 400 FROM DECEMBER 31, 1998. THE DECREASE IS PRINCIPALLY THE RESULT OF CONTINUED PRODUCTIVITY IMPROVEMENT INITIATIVES IN SOUTH AMERICA, SURFACE TECHNOLOGIES, NORTH AMERICA AND EUROPE.


SEGMENT DISCUSSION

The following summary of sales and operating profit by segment provides a basis for the discussion that follows (for a description of Praxair's operating segments, refer to Note 4 to the consolidated financial statements included in Praxair's 1998 annual report to shareholders):

(Dollar amounts in millions)

                           Quarter Ended March 31,  Percent
                            1999           1998     Change
                           ------         ------    -------
SALES
  North America           $  661         $  691      - 4%
  South America              168            244      -31%
  Europe                     133            124      + 7%
  Surface Technologies       111             99      +12%
  All Other                   45             43      + 5%
                          ------         ------
                          $1,118         $1,201      - 7%

OPERATING PROFIT
  North America           $  121         $  140      -14%
  South America (a)           53             47      +13%
  Europe                      30             26      +15%
  Surface Technologies        20             18      +11%
  All Other                   (7)           (11)     -36%
  Corporate                   (6)            (6)       -%
                           ------         ------
                          $  211         $  214      - 1%

(a) The 1999 quarter includes a one-time $21 million operating profit benefit from net income hedges in Brazil that were effectively settled in the quarter.


NORTH AMERICA
-------------
SALES FOR THE CURRENT QUARTER DECREASED 4% AS COMPARED TO THE QUARTER ENDED MARCH 31, 1998. THIS DECREASE REFLECTS A 3% DECLINE IN VOLUME AND A 2% REDUCTION FROM UNFAVORABLE CURRENCY TRANSLATION IN CANADA AND MEXICO, PARTLY OFFSET BY THE IMPACT FROM 1998 ACQUISITIONS. OVERALL, PRICING WAS FLAT. A REDUCTION IN U.S. INDUSTRIAL DEMAND IN MANY OF THE INDUSTRIES TO WHICH PRAXAIR SELLS (INCLUDING PRIMARY METALS, METAL FABRICATION, CHEMICALS & REFINING, AND OIL-RELATED) WAS PRIMARILY RESPONSIBLE FOR THE VOLUME DECREASES IN NORTH AMERICA.

OPERATING PROFIT DECREASED 14% FOR THE QUARTER. THE DECREASE IS DUE PRIMARILY TO THE DECREASED SALES, PRODUCT MIX AND COST INFLATION, PARTLY OFFSET BY THE BENEFITS OF PRODUCTIVITY IMPROVEMENTS.

SOUTH AMERICA
-------------
AS DISCUSSED ABOVE UNDER THE SECTION ON CONSOLIDATED RESULTS, THE RESULTS FOR THE FIRST QUARTER 1999 WERE SIGNIFICANTLY IMPACTED BY THE DEVALUATION OF THE BRAZILIAN CURRENCY (REAL). REPORTED SALES AND OPERATING PROFIT AMOUNTS WERE REDUCED BY APPROXIMATELY $71 MILLION AND $13 MILLION, RESPECTIVELY, VERSUS THE 1998 AMOUNTS FROM CURRENCY TRANSLATION EFFECTS. AS DESCRIBED IN NOTE 10 TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, IN EARLY JANUARY 1999 PRAXAIR ENTERED INTO VARIOUS CURRENCY EXCHANGE FORWARD CONTRACTS TO HEDGE ANTICIPATED BRAZILIAN NET INCOME AND A PORTION OF ITS NET INVESTMENT. THE NET INCOME HEDGES WERE EFFECTIVELY CLOSED OUT IN THE FIRST QUARTER RESULTING IN A NON-RECURRING PRE-TAX GAIN OF $21 MILLION ($14 MILLION AFTER TAXES AND MINORITY INTEREST) WHICH IS INCLUDED IN THE SOUTH AMERICAN OPERATING PROFIT.

SALES FOR THE QUARTER ENDED MARCH 31, 1999 DECREASED 31% PRIMARILY DUE TO UNFAVORABLE CURRENCY EFFECTS AND A DECREASE IN VOLUME; OFFSET BY PRICE INCREASES. EXCLUDING THE CURRENCY EFFECTS FOR THE QUARTER ENDED MARCH 31, 1999, SALES DECREASED BY APPROXIMATELY 2%. THE DEVALUATION OF THE REAL AND A RECESSIONARY ENVIRONMENT IN BRAZIL HAVE CONTRIBUTED TO THE VOLUME DECREASES OF APPROXIMATELY 8%.

OPERATING PROFIT FOR THE QUARTER ENDED MARCH 31, 1999 INCREASED $6 MILLION, OR 13%, COMPARED TO THE FIRST QUARTER 1998 DUE TO A $21 MILLION OPERATING PROFIT BENEFIT FROM NET INCOME HEDGES IN BRAZIL (SEE NOTE 10). EXCLUDING THIS IMPACT, OPERATING PROFIT DECREASED 32% DUE TO THE SALES DECREASE AND NEGATIVE CURRENCY TRANSLATION EFFECTS, PARTIALLY OFFSET BY PRODUCTIVITY IMPROVEMENT INITIATIVES.


EUROPE
------
SALES FOR THE QUARTER ENDED MARCH 31, 1999 INCREASED 7% AS COMPARED TO THE FIRST QUARTER OF 1998 DUE PRIMARILY TO FAVORABLE CURRENCY TRANSLATION EFFECTS, SALES VOLUME GROWTH AND PRICE INCREASES. EXCLUDING THE CURRENCY EFFECTS FOR THE QUARTER ENDED MARCH 31, 1999, SALES INCREASED BY APPROXIMATELY 4%.

OPERATING PROFIT FOR THE QUARTER ENDED MARCH 31, 1999 INCREASED 15% AS COMPARED TO THE FIRST QUARTER OF 1998. THIS WAS DUE TO THE SALES INCREASES AND COST IMPROVEMENT INITIATIVES. EXCLUDING CURRENCY TRANSLATION EFFECTS FOR THE QUARTER ENDED MARCH 31, 1999, OPERATING PROFIT INCREASED 4%.


SURFACE TECHNOLOGIES
--------------------
SALES FOR THE QUARTER ENDED MARCH 31, 1999 INCREASED 12% AS COMPARED TO THE FIRST QUARTER OF 1998 DUE PRIMARILY TO ACQUISITIONS AND SALES VOLUME GROWTH, PARTLY OFFSET BY PRICE DECREASES.

OPERATING PROFIT FOR THE QUARTER ENDED MARCH 31, 1999 INCREASED 11% AS COMPARED
TO THE FIRST QUARTER  OF  1998.   THIS  WAS  DUE TO THE SALES INCREASES AND THE
IMPACT OF ACQUISITIONS.


ALL OTHER
---------
SALES FOR THE QUARTER ENDED MARCH 31, 1999 INCREASED 5% AS COMPARED TO THE 1998 PERIOD DUE PRIMARILY TO VOLUME GROWTH AND FAVORABLE CURRENCY TRANSLATION EFFECTS IN ASIA, PARTLY OFFSET BY DECREASED SALES OF GLOBAL SUPPLY SYSTEMS.

OPERATING PROFIT FOR THE QUARTER ENDED MARCH 31, 1999 DECREASED BY $4 MILLION AS COMPARED TO THE FIRST QUARTER OF 1998 DUE PRIMARILY TO THE LOWER PROFITABILITY OF THE GLOBAL SUPPLY SYSTEMS BUSINESS.


LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

(Millions of dollars)

Quarter Ended March 31,                    1999     1998
--------------------------------------    ------   ------
NET CASH PROVIDED BY (USED FOR)

OPERATING ACTIVITIES:
Net income plus depreciation
  and amortization....................    $  211   $  217
Working capital.......................    $  (23)  $  (71)
Total from operating activities.......    $  166   $  140

INVESTING:
Capital expenditures..................    $ (141)  $ (171)
Acquisitions..........................    $   (6)  $ (160)
Divestitures and asset sales..........    $   82   $   12
Total used for investing .............    $  (65)  $ (319)

FINANCING ACTIVITIES:
Debt increases (reductions)...........    $ (148)  $  145
Minority transactions and other.......    $   68   $   22
Issuances (purchases) of stock........    $   (5)  $   25
Cash dividends........................    $  (22)  $  (20)
Total from (used for) financing.......    $ (107)  $  172

(Dollar amounts in millions)
                                        March 31, December 31,
DEBT-TO-CAPITAL RATIO                      1999      1998
--------------------------------------  --------- ------------
Debt..................................    $3,092   $3,274
Capital...............................    $5,570   $6,168
Debt-to-capital ratio.................      55.5%    53.1%


Cash Flow From Operations
-------------------------
Cash flow from operations increased to $166 million in the first quarter 1999 versus $140 million in 1998, primarily due to the higher income before cumulative effect of an accounting change and lower working capital requirements - a direct result of Praxair's work process improvement.


Investing
---------
Cash flow used for investing in the first quarter of 1999 totaled $65 million, a decrease of $254 million from the 1998 quarter. This decrease was due primarily to lower capital and acquisition expenditures, and higher proceeds from divestitures and asset sales.

Capital expenditures for the first quarter of 1999 totaled $141 million, down $30 million from the corresponding quarter in 1998. The lower level of capital expenditures is reflective of a slower economic environment, primarily in South America and the United States.

Acquisition expenditures for the first quarter of 1999 totaled $6 million, a decrease of $154 million from the 1998 quarter. This decrease is primarily related to the purchase in 1998 of the remaining shares outstanding of GasTech, Inc. a U.S. packaged gases distributor (previously an equity investment), and other investments related to Praxair Distribution. Acquisition expenditures for the first quarter of 1999 related to an acquisition in the Surface Technologies business.

Divestiture and asset sales totaled $82 million, an increase of $70 million from the 1998 quarter. This change is primarily attributed to the sale leaseback transaction in the United States (see Note 8).

On a worldwide basis, capital and acquisition expenditures for the full year 1999 are expected to be 20% lower as compared to 1998, due primarily to anticipated lower capital expenditures in North America, South America and the Surface Technologies business, and currency translation impacts.


Financing
---------
At March 31, 1999, Praxair's total debt outstanding was $3,092 million, a decrease of $182 million versus December 31, 1998. This decrease is primarily attributed to the operating and investing activities discussed above, currency translation impacts, and proceeds from the hedge gains and rights offering in Brazil (see Notes 9 and 10). As of March 31, 1999, there were no borrowings under Praxair's $1.5 billion U.S. bank credit facility.

Praxair's debt-to-capital ratio increased from 53.1% at December 31, 1998 to 55.5% at March 31, 1999. This increase is due primarily to the balance sheet impacts of the currency devaluation in Brazil and reduced minority interests, primarily related to the rights offering in Brazil, partially offset by lower debt levels.


YEAR 2000

THE PROBLEM
The "year 2000 problem" arises because many existing computer programs or date-sensitive microprocessors embedded in operating equipment use only the last two digits to refer to a year. Therefore, these computer programs and operating systems may not properly recognize a year that begins with "20" instead of "19". If not corrected, many applications could fail or create erroneous results. Although not all computer applications or systems are subject to this flaw, all are suspect until they are assessed. Like most companies, Praxair operates and maintains computer systems for accounting, payroll, invoicing and many other business purposes. In addition, Praxair's operations systems (including, among others, plant control, diagnostic and monitoring, quality control, distribution and logistics), and its infrastructure systems (including, among others, telecommunications) use computer programs or embedded microprocessors. Also, Praxair, as other companies, may be affected by the year 2000 problems of its suppliers (e.g., by the interruption of supply of critical raw materials or utilities) or of its customers (e.g., interrupted or reduced demand for Praxair's products due to interruptions in the customer's own manufacturing processes).

PRAXAIR'S READINESS STATUS
Management currently believes that Praxair has in place the appropriate programs and plans to achieve timely year 2000 readiness for its safety and mission-critical systems. However, Praxair's on-going assessment program may, at some time in the future, reveal as yet unidentified or not fully understood issues that may not be addressable in a timely fashion contrary to the foregoing forward-looking assumption. Further, it is uncertain whether the year 2000 problems of Praxair's suppliers and customers will be resolved in a timely manner.

PRAXAIR'S READINESS PROGRAM
Work on year 2000 issues at Praxair has been ongoing since 1996. Praxair has established a Year 2000 Global Project Office to coordinate and accelerate its year 2000 activities. The director of the Global Year 2000 Project Office reports directly to Praxair's chief executive officer. The Global Project Office currently consists of a project manager and 13 global functional team leaders representing: applications technology; communications; finance; energy/other utilities; facilities; human resources; information technology; operations/production; procurement; product sales and services equipment; law; research and development; and safety and environmental services. In addition, the Global Project Office currently includes team members representing eight Praxair businesses and affiliates in North America, South America, Europe and Asia who have accountability for year 2000 activities.

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

INVENTORY AND ASSESSMENT: A global inventory of Praxair systems, and assessment of those systems as to year 2000 readiness, has been conducted which management currently believes has covered Praxair's safety and mission-critical systems, and most of its other systems. However, inventory and assessment efforts are ongoing which may reveal as yet unidentified components or issues; contrary to the foregoing assumption. With respect to assessment of the year 2000 readiness of suppliers, certain critical suppliers have been identified and discussions are ongoing or planned with each.

RENOVATION: Solutions for most year 2000 readiness issues have been identified. Renovation activities for safety and mission-critical systems have been substantially completed in the first quarter of 1999.

VALIDATION: An integrated testing strategy has been developed to validate the readiness of safety and mission-critical systems affected by year 2000. Most systems have been tested. Management currently projects that testing and validation will be completed by mid-1999.

IMPLEMENTATION: Solutions that have been validated through testing have been implemented. Praxair currently expects that the remaining safety and mission-critical Praxair-maintained systems to be so implemented by mid-1999.

BUSINESS CONTINUITY PLANNING: Praxair expects to develop business continuity, or contingency plans with respect to the build-up of product inventory and, where possible, allocation of product from alternate plants in the event of electric power or other interruptions of utility supplies to certain Praxair plants. Praxair is also prepared to develop contingency plans for failure of Praxair-maintained systems. The number and nature of the contingency plans ultimately developed and finalized by Praxair will depend on management's ongoing assessment of the progress of Praxair and its suppliers towards year 2000 readiness. Contingency plans are currently projected to be developed by mid-1999.


COSTS
At this time, Praxair estimates that the total external expenditures to address year 2000 issues associated with Praxair-maintained systems and components will be approximately $30 million over the life of the project. Of this total, the Company expects approximately $13 million will be expensed as incurred and the remainder will be for capital upgrades and replacements. The capital costs were planned for later years independent of year 2000 issues, but are being accelerated because those costs are for projects that will also address year 2000 issues. To date, approximately $17 million has been incurred. Costs associated with internal resources are not being accumulated separately and relate to normal ongoing payroll costs.


RISKS
If Praxair does not successfully complete a material portion of its year 2000 program by the year 2000 or if the Company is negatively impacted by the failure of a significant third party customer or supplier to become year 2000 compliant, it could have a material impact on the Company's results of operations or cash flows.

Management's current projection is that the "most reasonably likely worst case" year 2000 scenario would involve the temporary interruption of electric power or other utility supplies to one or more of Praxair's production plants due to failure of the utility supplier to be year 2000 ready. Management is unable to estimate the impact of such failure or failures, but it could have a material adverse impact on Praxair's results of operations or cash flows, the measure of such impact would depend on the number and nature of the interruptions that would result. Other worst case year 2000 scenarios can be conceived which would have a material impact on Praxair as well as on many other companies,
including, for example,  break-downs   of  communications,  governmental  or
banking systems external to Praxair, but Praxair has not independently evaluated the risks of these events.


CAUTIONARY STATEMENTS
The continued progress and timing of completion of Praxair's year 2000 readiness program phases as projected above depend on, and may be affected by changes in, among other factors, the cooperation and responsiveness of systems and components suppliers with respect to solutions development; the availability of critical skills such as instrument technicians and software applications personnel; the level of interest and sense of urgency with respect to year 2000 issues by governments and institutions in various regions of the world; and the cooperation of raw materials and utilities suppliers in providing readiness assurances to Praxair and the accuracy of those assurances.

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


Euro Conversion

The Company's overall plan to address the euro conversion is described in its 1998 Annual Report on Form 10-K.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 relating to SOP 98-5, "Reporting on the Costs of Start-Up Activities." Also, refer to Note 2 to Praxair's 1998 Annual Report relating to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the Market Risks and Sensitivity Analyses in the Management's Discussion and Analysis section of Praxair's 1998 Annual Report.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of the Shareholders of Praxair, Inc. was held on April 27, 1999. At that meeting, four directors were elected. The vote was as follows:

Election of Directors:

       NOMINEE                 VOTES FOR       VOTES WITHHELD
-------------------------     -----------      --------------
John A. Clerico               139,467,013         1,079,503
Dale F. Frey                  139,296,655         1,249,861
Raymond W. LeBoeuf            139,439,771         1,106,745
Benjamin F. Payton            139,242,578         1,303,938

In addition to the foregoing elected directors, the terms of office for the following individuals continue after the meeting:

Alejandro Achaval
C. Fred Fetterolf
Claire W. Gargalli
Ronald L. Kuehn, Jr.
H. William Lichtenberger
G. Jackson Ratcliffe, Jr.
H. Mitchell Watson, Jr.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

27.  Financial Data Schedule

Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of 1999.

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




Date:       May 12, 1999              By:      /s/J. Robert Vipond
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