Form 10-Q
period 1999-06-30
PRAXAIR INC
filed 1999-08-04
CIK 884905

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1999
                                   ---------------
                                     OR

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

                              Yes [X]         No [ ]

At June 30, 1999, 159,388,105 shares of common stock ($.01 par value) of the Registrant were outstanding.

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

                                      INDEX



PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

    Consolidated Statement of Income - Praxair, Inc. and Subsidiaries Quarter and Six Months Ended June 30, 1999 and 1998 (Unaudited)

    Condensed Consolidated Balance Sheet - Praxair, Inc. and Subsidiaries June 30, 1999 (Unaudited) and December 31, 1998

    Condensed Consolidated Statement of Cash Flows - Praxair, Inc. and Subsidiaries Six Months Ended June 30, 1999 and 1998 (Unaudited)

    Notes to Condensed Consolidated Financial Statements - Praxair, Inc. and Subsidiaries (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

Signature

Exhibit Index

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         PRAXAIR, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

(Millions of dollars, except per share data)
                                           Quarter Ended     Six Months Ended
                                              June 30,           June 30,
                                          ----------------   ----------------
                                            1999     1998      1999     1998
                                          -------  -------   -------  -------
SALES ..................................  $1,149   $1,234    $2,267   $2,435
Cost of sales, exclusive of
  depreciation and amortization ........     673      711     1,325    1,408
Selling, general and administrative ....     170      165       325      332
Depreciation and amortization ..........     111      119       224      234
Research and development ...............      17       18        33       37
Other income-net .......................      23        6        52       17
                                          -------  -------   -------  -------
OPERATING PROFIT .......................     201      227       412      441
Interest expense .......................      50       67       107      132
                                          -------  -------   -------  -------
INCOME BEFORE INCOME TAXES .............     151      160       305      309
Income taxes ...........................      37       40        72       78
                                          -------  -------   -------  -------
INCOME OF CONSOLIDATED ENTITIES ........     114      120       233      231
Minority interests .....................     (10)     (13)      (23)     (26)
Income from equity investments .........       3        1         5        5
                                          -------  -------   -------  -------
INCOME BEFORE ACCOUNTING CHANGE ........     107      108       215      210
Cumulative effect of an accounting change      -        -       (10)       -
                                          -------  -------   -------  -------
NET INCOME .............................  $  107   $  108    $  205   $  210
                                          =======  =======   =======  =======
PER SHARE DATA:
Basic earnings per share:
  Before accounting change..............  $ 0.67   $ 0.68    $ 1.35   $ 1.33
  Accounting change ....................       -        -      (.06)      -
                                          -------  -------   -------  -------
  Net income                              $ 0.67   $ 0.68    $ 1.29   $ 1.33
                                          =======  =======   =======  =======
Diluted earnings per share:
 Before accounting change...............  $ 0.66   $ 0.66    $ 1.33   $ 1.28
 Accounting change......................       -        -      (.06)      -
                                          -------  -------   -------  -------
 Net income.............................  $ 0.66   $ 0.66    $ 1.27   $ 1.28
                                          =======  =======   =======  =======
Cash dividends per share ...............  $ 0.14   $ 0.125   $ 0.28   $ 0.25
                                          =======  =======   =======  =======

WEIGHTED AVERAGE SHARES OUTSTANDING (000'S):
Basic shares outstanding ...............  159,363  158,623   158,750  158,329
Diluted shares outstanding .............  162,641  164,057   161,825  163,632

The accompanying notes are an integral part of these financial statements.

                         PRAXAIR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

(Millions of dollars)
                                                    June 30,
                                                      1999       December 31,
                                                   (Unaudited)       1998
                                                   -----------   ------------
ASSETS

Cash and cash equivalents .......................    $    45       $    34
Accounts receivable .............................        869           919
Inventories .....................................        288           319
Prepaid and other ...............................        106           122
                                                     -------       -------
     TOTAL CURRENT ASSETS .......................      1,308         1,394

Property, plant and equipment-net ...............      4,552         4,875
Other assets ....................................      1,577         1,827
                                                     -------       -------
     TOTAL ASSETS ...............................    $ 7,437       $ 8,096
                                                     =======       =======

LIABILITIES AND EQUITY

Accounts payable ................................    $   315       $   378
Short-term debt .................................         99           295
Current portion of long-term debt ...............        159            84
Other current liabilities .......................        488           532
                                                     -------       -------
     TOTAL CURRENT LIABILITIES ..................      1,061         1,289

Long-term debt ..................................      2,709         2,895
Other long-term obligations .....................      1,084         1,018
                                                     -------       -------
     TOTAL LIABILITIES ..........................      4,854         5,202

Minority interests ..............................        345           487
Preferred stock .................................         75            75
Shareholders' equity ............................      2,163         2,332
                                                     -------       -------
     TOTAL LIABILITIES AND EQUITY ...............    $ 7,437       $ 8,096
                                                     =======       =======


The accompanying notes are an integral part of these financial statements.

                         PRAXAIR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

(Millions of dollars)
                                                    Six Months Ended June 30,
                                                    -------------------------
                                                        1999          1998
                                                    ----------    ----------
OPERATIONS
  Net income .....................................    $  205        $  210
  Adjustments:
    Depreciation and amortization ................       224           234
    Deferred income taxes ........................        19            19
    Working capital ..............................        22           (50)
    Long-term assets and liabilities .............       (71)          (48)
    Other non-cash charges .......................        20             5
                                                      -------       -------
      Net cash provided by operating activities ..       419           370
                                                      -------       -------
INVESTING
  Capital expenditures ...........................      (305)         (363)
  Acquisitions ...................................        (7)         (222)
  Divestitures and asset sales ...................        88            13
                                                     --------      --------
      Net cash used for investing activities .....      (224)         (572)
                                                     --------      --------
FINANCING
  Short-term repayments-net ......................      (183)          (67)
  Long-term borrowings ...........................        21           336
  Long-term debt repayments ......................      (110)          (76)
  Minority transactions and other ................        75            (1)
  Issuances of common stock ......................        77            71
  Purchases of common stock ......................       (19)          (32)
  Cash dividends .................................       (44)          (40)
                                                     --------      --------
      Net cash (used for) provided by
       financing activities ......................      (183)          191
                                                     --------      --------
Effect of exchange rate changes on cash and
  cash equivalents ...............................        (1)           (1)
                                                     --------      --------
Change in cash and cash equivalents ..............        11           (12)
Cash and cash equivalents beginning-of-year.......        34            43
                                                     --------      --------
Cash and cash equivalents end-of-period ..........   $    45       $    31
                                                     ========      ========
Supplemental data:
Effect of functional currency change .............   $    -        $    81
Acquired debt from acquisitions...................   $    -        $    20

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


3.   Special Charges

        At June 30, 1999, the remaining accrual balance related to the 1996 and 1997 special charges was $17 million (see Note 3 to Praxair's 1998 consolidated financial statements).


4.   Inventories

        The following is a summary of Praxair's consolidated inventories:

(Millions of dollars)
                                      June 30,
                                        1999       December 31,
                                     (Unaudited)       1998
                                     -----------   ------------
    Raw materials and supplies......    $ 105          $ 115
    Work in process.................       39             38
    Finished goods..................      144            166
                                        -----          -----
                                        $ 288          $ 319
                                        =====          =====

5.   Shareholders' Equity

     Changes in Shareholders' Equity were as follows:

(Thousands of shares)
                                             Common      Treasury
                                          Stock Issued     Stock
                                          ------------   ---------
Balance, January 1, 1999................     161,517       3,946
Common stock activity (c) ..............       2,069         252
                                            ---------    --------
Balance, June 30, 1999.................      163,586       4,198
                                            =========    ========


(Millions of dollars)                                           Accumulated
                                    Additional                  Other
                             Common Paid-In   Treasury Retained Comprehensive
                              Stock Capital   Stock    Earnings Income(Loss) Total
                             ------ --------- -------- -------- ----------- -------
Balance, January 1, 1999 .... $ 2   $1,528    $(166)   $1,380      $(412)   $2,332
Net income ..................                             205                  205
Translation adjustments (a)..                                       (388)     (388)
                                                                            -------
Comprehensive income(loss)(b)                                               $ (183)
Dividends - common stock.....                             (44)                 (44)
Common stock activity (c)....           65       (7)                            58
                              ---   ------    ------   -------     ------   -------
Balance, June 30, 1999 ..... $ 2    $1,593    $(173)   $1,541      $(800)   $2,163
                              ===   ======    ======   =======     ======   =======

(a) Primarily currency translation adjustments in Brazil and is net of a $60 million gain (after taxes and minority interest) related to Brazilian net investment hedges (see Note 10).

(b) Comprehensive income (loss) for the quarter and six months ended June 30, 1999 was $70 and ($183) million, respectively, as compared to $62 million and $78 million, respectively, in the 1998 periods.

(c)   Relates to issuances of common  stock for the  Dividend  Reinvestment  and
      Stock  Purchase  Plan,   employee   savings  and  incentive   plans,   and
      issuances/purchases of common stock.


       During the quarter and six months ended June 30, 1999, Praxair granted options for 30,900 and 1,182,060 shares, respectively, of common stock having option prices ranging from $33.00 to $51.13 per share, the closing market price of Praxair's common stock on the day of the grants. At June 30, 1999 there were 11,359,494 shares under option at prices ranging from $9.80 to $56.13 per share (weighted average of $29.93) of which options for 6,561,554 shares were exercisable at prices ranging from $9.80 to $56.13 per share (weighted average of $21.00). During the quarter and six months ended June 30, 1999, 1,367,285 and 1,740,115 options were exercised, respectively.

6.   Debt and Financial Instruments

      Debt - The following is a summary of Praxair's outstanding debt at June 30, 1999 and December 31, 1998:

(Millions of dollars)                        June 30,
                                               1999      December 31,
                                           (Unaudited)       1998
                                           -----------   ------------
Short-term:
  Canadian borrowings.......................  $   12       $  116
  South American borrowings.................      53           95
  Other international borrowings............      34           82
  Other U.S. borrowings.....................       -            2
                                             -------      -------
Total short-term debt.......................      99          295
Long-term:
U.S.:
  Commercial paper and U.S. bank borrowings.  $  548       $  627
  6.25%  Notes due 2000.....................      75           75
  6.70%  Notes due 2001.....................     250          250
  6.625% Notes due 2003.....................      75           75
  6.75%  Notes due 2003.....................     300          300
  6.15%  Notes due 2003.....................     250          250
  6.85%  Notes due 2005.....................     150          150
  6.90%  Notes due 2006.....................     250          250
  6.625% Notes due 2007.....................     250          250
  8.70%  Debentures due 2022
         (Redeemable after 2002)............     300          300
  Other borrowings..........................      47           52
Canadian subsidiary borrowings..............     208          204
South American subsidiary borrowings........      97          126
Other international borrowings..............      68           70
                                              -------      -------
                                               2,868        2,979
Less: current portion of long-term debt.....     159           84
                                              -------      -------
Total long-term debt........................   2,709        2,895
                                              -------      -------
Total debt..................................  $2,967       $3,274
                                              =======      =======

        At June 30, 1999, $548 million of short-term borrowings have been classified as long term ($627 million at December 31, 1998) because of the Company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of its $1.5 billion credit agreement.

        Financial Instruments - At June 30, 1999, Praxair had $80 million notional amount of interest rate swap agreements that effectively convert variable rate debt to fixed rate debt. These agreements mature in 2001. Praxair is also a party to currency exchange forward contracts to manage its exposure to changing currency exchange rates. At June 30, 1999 Praxair had $299 million of currency exchange forward contracts outstanding: $232 million to hedge recorded balance sheet exposures, $14 million to hedge firm commitments (generally for the purchase of equipment related to construction projects) and $53 million to hedge future net income. Additionally, there are $62 million notional value of currency exchange contracts that effectively offset. These contracts all mature within one year.


7.      Earnings Per Share

        Basic earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents. The difference between the number of shares used in the basic earnings per share calculation compared to the diluted earnings per share calculation is due to the dilutive effect of outstanding stock options. Stock options for 565,090 and 2,932,525 shares were not included in the computation of diluted earnings per share for the quarter and six months ended June 30, 1999, respectively, because the exercise prices were greater than the average market price of the common stock.


8.      Sale Leaseback Transaction

        On  March  30,   1999,   Praxair  sold  and  leased  back  certain  U.S.
        distribution equipment for $80 million. The lease has an initial two year term and has been accounted for as an operating lease. Praxair has purchase and lease renewal options at projected future fair market values beginning in 2001 and has guaranteed $68 million of the residual value. The gain on the sale transaction of $63 million has been deferred until the expiration of Praxair's guarantee of the residual value and is shown in other long-term liabilities.


9.      South American Rights Offering

        During the first quarter of 1999, Praxair's South American subsidiary, S.A. White Martins, completed a rights offering resulting in Praxair's ownership interest in White Martins increasing from 69.33% at December 31, 1998 to 76.57%. As consideration for the additional shares it purchased during the rights offering, Praxair used approximately $138 million of intercompany loans it had previously made to White Martins. Approximately $15 million of the rights offering were purchased by minority shareholders.

10.      Brazilian Currency Hedge Agreements

        In early January 1999, Praxair entered into currency exchange forward contracts totaling $325 million notional value for estimated Brazilian net income in 1999 and to hedge a portion of its net investment. The net income hedge agreements were effectively settled during the first quarter resulting in a pre-tax gain of $21 million ($14 million after tax and minority interest). The net investment hedge contracts were either closed out or were effectively settled in the first quarter resulting in a gain of approximately $60 million (after tax and minority interest) which was recognized on the balance sheet in the accumulated other comprehensive income(loss) (cumulative translation adjustment) component of shareholders' equity. At June 30, 1999, all of these contracts have been settled and the cash proceeds relating to the pre-tax gain on the equity hedges (approximately $89 million) is shown in the financing section of the condensed consolidated statement of cash flows under the caption "Minority transactions and other", and the pre-tax gain relating to the net income hedges (approximately $21 million) is shown under the caption "net income" in operating cash flows.

11.     Commitments and Contingencies

        On July 1, 1999 Praxair, Inc. received a favorable verdict in a four-count lawsuit filed by Airgas, Inc., a competitor. Airgas, Inc. had alleged that Praxair breached an oral contract with Airgas by acquiring CBI Industries, Inc. without allowing Airgas to participate in the acquisition. The complaint also contained allegations of conversion, fraud and quantum meruit.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results

(Dollar amounts in millions)      Quarter Ended           Six Months Ended
                                    June 30,    Percent     June 30,    Percent
                                  1999    1998  Change   1999(a)   1998 Change
                                ------  ------- ------- -------- ------ -------
Sales.......................... $1,149  $1,234   -  7%  $2,267   $2,435   -  7%
Selling, general
 and administrative............ $  170  $  165   +  3%  $  325   $  332   -  2%
Depreciation and amortization.. $  111  $  119   -  7%  $  224   $  234   -  4%
Operating profit............... $  201  $  227   - 11%  $  412   $  441   -  7%
Interest expense............... $   50  $   67   - 25%  $  107   $  132   - 19%
Effective tax rate.............     25%     25%     -%      24%      25%  -  1%
Income before accounting change $  107  $  108   -  1%  $  215   $  210   +  2%

Excluding one-time hedge gain in Brazil:
Operating profit............... $  201  $  227   - 11%  $  391   $  441   - 11%
Effective tax rate.............     25%     25%     -%      25%      25%     -%
Income before accounting change $  107  $  108   -  1%  $  201   $  210   -  4%

(a) The results for the quarter and six months ended June 30, 1999 versus the comparative 1998 periods for South America were significantly impacted by the devaluation of the Brazilian currency (Real) from a rate of 1.21 Reais to the U.S. Dollar at December 31, 1998 to 1.76 at June 30, 1999 (1.71 average rate for the quarter and 1.74 average rate for the six month period). Reported amounts from Brazil were all reduced in proportion to the exchange rate changes. Also, as described in Note 10 to the condensed consolidated financial statements, in early January 1999 Praxair entered into various currency exchange forward contracts totaling $325 million to hedge anticipated Brazilian net income and a portion of its investment. The net income hedges were effectively closed out in the first quarter resulting in a non-recurring pre-tax gain of $21 million in the 1999 first quarter and six month periods ($14 million after taxes and minority interests or $0.09 per share). There was no impact on the current quarter. The amounts shown above under the section "Excluding one-time hedge gain in Brazil" exclude the impacts of this hedge gain.

The sales decrease of 7% for the quarter and six months ended June 30, 1999 versus the respective 1998 periods was due primarily to unfavorable currency translation effects in South America and volume decreases in North and South America. These were partially offset by the impact of acquisitions in Surface Technologies and North America, price increases in South America, strong growth in Asia and sales growth in Europe.

Operating profit decreased 11% for the 1999 quarter and, excluding the impact of the Brazilian hedge gain, also decreased 11% for the six months ended June 30, 1999 versus the respective 1998 periods. These decreases were due primarily to the sales decrease described above, cost inflation and currency translation impacts, partially offset by productivity improvements. Selling, general and administrative expenses for the quarter and six months ended June 30, 1999 includes $11 million of costs related primarily to long-term incentive plans due to the 36% increase in the Company's stock price during the 1999 second quarter. The decrease in depreciation and amortization expense for both periods reflects the impact of currency translation, primarily in Brazil, and the impact of the North American sale leaseback transactions in 1999 and 1998; offset by new projects coming on-stream, as well as packaged gases and Surface Technologies acquisitions. Other income - net for the quarter and six months ended June 30, 1999 includes a $50 million gain related to the redemption of preference shares from an earlier business sale and $39 million of costs primarily for postemployment benefits and an anticipated loss on the sale of an air separation plant under construction for a third party. For the six months ended June 30, 1999, other income - net also includes the collection of a note receivable from an earlier business sale and charges for severance costs, primarily in North America (each about $12 million).

Income before accounting change decreased 1% for the 1999 quarter and, excluding the Brazilian hedge gain, decreased 4% for the six months versus the respective 1998 periods. This decrease was due principally to lower operating profit partially offset by decreased interest expense. Interest expense decreased $17 million or 25% for the quarter and $25 million for the six month period versus the respective 1998 periods due to currency translation effects in Brazil and lower debt levels. The effective tax rate for the 1999 quarter and six months remained at 25%, excluding the impact of the Brazilian hedge gain.

The number of employees at June 30, 1999 was approximately 24,200 which reflects a decrease of approximately 600 from December 31, 1998. The decrease is principally the result of continued productivity improvement initiatives in South America, North America, Surface Technologies and Europe.


Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows (for a description of Praxair's operating segments, refer to Note 4 to the consolidated financial statements included in Praxair's 1998 annual report to shareholders):

(Dollar amounts in millions)

                         Quarter Ended           Six Months Ended
                           June 30,    Percent      June 30,     Percent
                         1999   1998   Change    1999     1998   Change
                        ------ ------  -------  ------   ------  -------
SALES
  North America        $  692 $  712     - 3%   $1,353   $1,403     - 4%
  South America           174    238     -27%   $  342   $  482     -29%
  Europe                  132    131     + 1%   $  265   $  255     + 4%
  Surface Technologies    108    104     + 4%   $  219   $  203     + 8%
  All Other                43     49     -12%   $   88   $   92     - 4%
                       ------- ------           -------  -------
                       $1,149 $1,234     - 7%   $2,267   $2,435     - 7%

OPERATING PROFIT
  North America        $  128 $  141     - 9%   $  249   $  281     -11%
  South America            34     50     -32%   $   87(a)$   97     -10%
  Europe                   32     28     +14%   $   62   $   54     +15%
  Surface Technologies     19     19       -%   $   39   $   37     + 5%
  All Other                (5)    (5)      -%   $  (12)  $  (16)    +25%
  Corporate                (7)    (6)    -17%   $  (13)  $  (12)    - 8%
                        ------ ------           -------  -------
                       $  201 $  227     -11%   $  412   $  441     - 7%

(a) The South American operating profit for the 1999 six months includes a one-time $21 million benefit from net income hedges in Brazil that were effectively settled in the first quarter.

North America
-------------
Sales for the quarter and six months ended June 30, 1999 decreased 3% and 4%, respectively, as compared to the 1998 periods. This decrease reflects volume declines and unfavorable currency translation effects in Mexico and Canada, partly offset by the impact from 1998 acquisitions. Pricing was flat.

Operating profit decreased 9% and 11%, respectively, for the quarter and six months ended June 30, 1999 versus the respective 1998 periods. The decrease is due primarily to the decreased sales, product mix, cost inflation, and higher than expected distribution costs (due to carbon dioxide sourcing problems), partly offset by the benefits of productivity improvements.

South America
-------------
As discussed above under the section on Consolidated Results, the results for the 1999 periods were significantly impacted by the devaluation of the Brazilian currency (Real). For the quarter and six months ended June 30, 1999, the currency devaluation reduced sales by $68 million and $139 million, respectively, and reduced operating profit by $17 million and $30 million, respectively, as compared to the 1998 periods. As described in Note 10 to the condensed consolidated financial statements, in early January 1999 Praxair entered into various currency exchange forward contracts to hedge anticipated Brazilian net income and a portion of its net investment. The net income hedges were effectively closed out in the first quarter of 1999 resulting in a non-recurring pre-tax gain of $21 million ($14 million after taxes and minority interest) which is included in the South American operating profit. Operating profit for the quarter ended June 30, 1999 was not impacted by the hedge gains.

Sales for the quarter and six months ended June 30, 1999 decreased 27% and 29%, respectively, primarily due to the unfavorable currency effects, with volume decreases almost equally offset by price increases. Excluding the currency effects for the quarter and six months ended June 30, 1999, sales increased by approximately 2% for the quarter, and were flat for the year. The devaluation of the Real in Brazil and a recessionary environment in South America have contributed to volume decreases of approximately 4% for the quarter and 6% for the six months versus the respective 1998 periods.

Operating profit for the quarter and six months ended June 30, 1999 decreased $16 million and $10 million, respectively, as compared to the 1998 periods. This decrease was caused primarily by the currency devaluation and cost inflation, which was offset by productivity improvement initiatives, and the $21 million first quarter operating profit benefit from net income hedges in Brazil (see
Note 10). Excluding the impact of currency devaluation and the net income hedges, operating profit increased 2% for the quarter and decreased 1% for the six months versus the respective 1998 periods.

Europe
------
Sales for the quarter and six months ended June 30, 1999 increased 1% and 4%, respectively, as compared to the 1998 periods due primarily to volume and price growth, with favorable currency translation effects for the first quarter being offset by unfavorable currency translation effects for the second quarter. Excluding the currency effects for the quarter and six months ended June 30, 1999, sales increased by 2% and 3%, respectively.

Operating profit for the quarter and six months ended June 30, 1999 increased 14% and 15%, respectively, as compared to the 1998 periods. This was due to the sales increases and cost improvement initiatives. Excluding currency translation effects for the quarter and six months ended June 30, 1999, operating profit increased 7% and 6%, respectively.

Surface Technologies
--------------------
Sales for the quarter and six months ended June 30, 1999 increased 4% and 8%, respectively, as compared to the 1998 periods due primarily to volume growth and first quarter acquisitions, partly offset by price decreases and negative currency impacts in the second quarter.

Operating profit for the quarter ended June 30, 1999 was flat as compared to the 1998 period and increased 5% for the year as compared to 1998. This was due to the sales increases and the impact of acquisitions.

All Other
---------
Sales for the quarter and six months ended June 30, 1999 decreased 12% and 4%, respectively as compared to the 1998 periods. Asia experienced 32% sales growth for the period, due primarily to volume growth and favorable currency translation effects. Asia's growth was more than offset by decreased sales of global supply systems.

Operating Profit for the quarter ended June 30, 1999 was flat when compared to the 1998 period, and improved $4 million for the six months ended June 30, 1999 as compared to the 1998 period due primarily to impacts from the global supply systems business.


Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

(Dollar amounts in millions)

Six Months Ended June 30,                  1999     1998
--------------------------------------    ------   ------
NET CASH PROVIDED BY (USED FOR)

OPERATING ACTIVITIES:
Net income plus depreciation
  and amortization....................    $  429   $  444
Working capital.......................    $   22   $  (50)
Total from operating activities.......    $  419   $  370

INVESTING:
Capital expenditures..................    $ (305)  $ (363)
Acquisitions..........................    $   (7)  $ (222)
Divestitures and asset sales..........    $   88   $   13
                                          -------  -------
Total used for investing .............    $ (224)  $ (572)

FINANCING ACTIVITIES:
Debt increases (reductions) - net.....    $ (272)  $  193
Minority transactions and other.......    $   75   $   (1)
Net issuances of common stock.........    $   58   $   39
Cash dividends........................    $  (44)  $  (40)
Total from (used for) financing.......    $ (183)  $  191

                                         June 30, December 31,
DEBT-TO-CAPITAL RATIO                      1999      1998
--------------------------------------  --------- ------------
Debt..................................    $2,967   $3,274
Capital...............................    $5,550   $6,168
Debt-to-capital ratio.................      53.5%    53.1%

Cash Flow From Operations
-------------------------
Cash flow from operations increased to $419 million in the first six months of 1999 versus $370 million in 1998. This increase is primarily due to lower working capital requirements, a direct result of Praxair's work process improvement efforts, and the proceeds from the redemption of preference shares from an earlier business sale.

Investing
---------
Cash flow used for investing in the first six months of 1999 totaled $224 million, a decrease of $348 million from the 1998 period. This decrease was due primarily to lower capital and acquisition expenditures, and higher proceeds from divestitures and asset sales.

Capital expenditures for the first six months of 1999 totaled $305 million, down $58 million from the corresponding period in 1998. The lower level of capital expenditures is reflective of a slower economic environment, primarily in the United States and South America, and currency impacts in South America.

Acquisition expenditures for the first six months of 1999 totaled $7 million, a decrease of $215 million from the 1998 period. This decrease is primarily related to the purchase in 1998 of the remaining shares outstanding of GasTech, Inc. a U.S. packaged gases distributor (previously an equity investment), other investments related to Praxair Distribution, acquisitions in the Surface
Technologies' business and the acquisition of two companies in India. Acquisition expenditures for the first six months of 1999 related to an acquisition in the Surface Technologies business and buy-outs of minority interests in South America.

Divestiture and asset sales in the first six months of 1999 totaled $88 million, an increase of $75 million from the 1998 period. This change is primarily attributed to the sale leaseback transaction in the United States (see Note 8).

On a worldwide basis, capital and acquisition expenditures for the full year 1999 are expected to be 20% lower as compared to 1998, due primarily to anticipated lower capital expenditures in North America, South America and the Surface Technologies business, and currency translation impacts.

Financing
---------
At June 30, 1999, Praxair's total debt outstanding was $2,967 million, a decrease of $307 million versus December 31, 1998. This decrease is due to the operating and investing activities discussed above, currency translation impacts, and proceeds from the hedge gains and rights offering in Brazil (see Notes 9 and 10). As of June 30, 1999, there were no borrowings under Praxair's $1.5 billion U.S. bank credit facility.

Praxair's debt-to-capital ratio increased from 53.1% at December 31, 1998 to 53.5% at June 30, 1999 but decreased from 55.5% at March 31, 1999. This increase from December is due primarily to the balance sheet impacts of the currency devaluation in Brazil and reduced minority interests, primarily related to the rights offering in Brazil, partially offset by lower debt levels.

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

Renovation: Solutions for most year 2000 readiness issues have been identified. Renovation activities for safety and mission-critical systems have been substantially completed.

Validation: An integrated testing strategy has been developed to validate the readiness of safety and mission-critical systems affected by year 2000.
Substantially all systems have been tested and validation is substantially complete.

Implementation: Solutions that have been validated through testing have been implemented. Substantially all of the solutions for safety and mission-critical Praxair-maintained systems have been implemented .

Business Continuity Planning: Praxair has developed business continuity, or contingency plans with respect to the build-up of product inventory and, where possible, allocation of product from alternate plants in the event of electric power or other interruptions of utility supplies to certain Praxair plants. Praxair has also prepared contingency plans for failure of Praxair-maintained systems. In September, Praxair has plans to conduct a global "rehearsal" of its contingency plans. The final contingency plans developed by Praxair will depend upon the findings of such "rehearsals" and on the ongoing assessment of Praxair suppliers towards year 2000 readiness. Overall, Praxair has essentially completed the above phases. Though some scheduled work exists, it is minimal and should be completed before December 31, 1999. Praxair's internal audits group will be conducting audits verifying the business units' completeness of their year 2000 readiness program.

Costs
Praxair estimates that the total external expenditures to address year 2000 issues associated with Praxair-maintained systems and components will be approximately $30 million over the life of the project. Of this total, the Company expects approximately $13 million will be expensed as incurred and the remainder will be for capital upgrades and replacements. The capital costs were planned for later years independent of year 2000 issues, but are being accelerated because those costs are for projects that will also address year 2000 issues. To date, approximately $20 million has been incurred. Of the amounts not yet incurred, approximately $5 million relates to the business continuity plans. Costs associated with internal resources are not being accumulated separately and relate to normal ongoing payroll costs.

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

Cautionary Statements
As to the foregoing forward-looking statements about Praxair's expected year 2000 readiness, actual results will depend on, and may be affected by changes in, among other factors; the level of interest and sense of urgency with respect to year 2000 issues by governments and institutions in various regions of the world; and the cooperation of raw materials and utilities suppliers in providing readiness assurances to Praxair and the accuracy of those assurances.

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

The above forward-looking projection of costs may be affected by year 2000 issues not yet identified or fully understood. If these or other circumstances arise, Praxair's costs to address the year 2000 issues of Praxair-maintained systems and components may differ from those projected above.

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


Impact of Recently Issued Accounting Standards

See Note 2 to the condensed consolidated financial statements relating to SOP 98-5, "Reporting on the Costs of Start-Up Activities." In June 1999, the Financial Accounting Standards board extended Praxair's required implementation date of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activity," from January 1, 2000 to January 1, 2001. Praxair is currently evaluating the impact on its financial statements of adopting the standard and will comply as required.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to the Market Risks and Sensitivity Analyses in the Management's Discussion and Analysis section of Praxair's 1998 Annual Report on Form 10-K.

PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings.

On July 1, 1999, Praxair, Inc. received a favorable defense verdict in a lawsuit brought against it in 1996 by Airgas, Inc. Also, see Note 11 to the condensed consolidated financial statements and Part II, Item 6 - Reports on Form 8-K.

Item 4.   Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of Praxair, Inc. was held on April 27, 1999. Information concerning the matters submitted to a vote of the security holders at that meeting was disclosed in the company's Report on Form 10-Q for the quarter ended March 31, 1999.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

27.  Financial Data Schedule

Reports on Form 8-K

On July 2, 1999, Praxair, Inc. filed a Current Report on Form 8-K reporting a defense verdict in favor of Praxair, Inc. in a lawsuit brought against it in 1996 by Airgas, Inc.

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




Date:       August 4, 1999              By:      /s/J. Robert Vipond
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