Form 10-Q
period 1999-09-30
PRAXAIR INC
filed 1999-11-05
CIK 884905

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 For the quarterly period ended September 30, 1999
                                               ---------------
                                     OR

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

                              Yes [X]         No [ ]

At September 30, 1999, 158,949,848 shares of common stock ($.01 par value) of the Registrant were outstanding.

                           Forward-looking statements
                           --------------------------

The forward-looking statements contained in this document concerning, among other things, projected capital spending, changes in energy and distribution costs in North America, continuation of acquisition activities in the surface technologies and other businesses, tax planning initiatives and effective tax rates, impacts in Brazil related to economic conditions, currency movements and the change in functional currency, other impacts from currency, management's assessments of the impacts of the Year 2000 Problem and Euro Conversion, and market risks and sensitivity analyses disclosures relating to financial instruments involve risks and uncertainties, and are subject to change based on various factors, including the impact of changes in worldwide and national economies, foreign currency movements, pricing fluctuations for the company's products, changes in interest rates, the continued timely development and acceptance of new products and processes, the impact of competitive products and pricing, the ability to continue to develop potential acquisition opportunities, and the impact of tax and other legislation and regulation in the jurisdictions in which the Company operates.

                                      INDEX



PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

    Consolidated Statement of Income - Praxair, Inc. and Subsidiaries Quarter and Nine Months Ended September 30, 1999 and 1998 (Unaudited)

    Condensed Consolidated Balance Sheet - Praxair, Inc. and Subsidiaries September 30, 1999 (Unaudited) and December 31, 1998

    Condensed Consolidated Statement of Cash Flows - Praxair, Inc. and Subsidiaries Nine Months Ended September 30, 1999 and 1998 (Unaudited)

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

Signature

Exhibit Index

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         PRAXAIR, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

(Millions of dollars, except per share data)
                                           Quarter Ended     Nine Months Ended
                                           September 30,       September 30,
                                          ----------------   ----------------
                                            1999     1998      1999     1998
                                          -------  -------   -------  -------
SALES ..................................  $1,169   $1,201    $3,436   $3,636
Cost of sales, exclusive of
  depreciation and amortization ........     691      697     2,016    2,105
Selling, general and administrative ....     155      153       480      485
Depreciation and amortization ..........     111      118       335      352
Research and development ...............      16       18        49       55
Other income-net .......................      12       10        64       27
                                          -------  -------   -------  -------
OPERATING PROFIT .......................     208      225       620      666
Interest expense .......................      47       64       154      196
                                          -------  -------   -------  -------
INCOME BEFORE INCOME TAXES .............     161      161       466      470
Income taxes ...........................      40       40       112      118
                                          -------  -------   -------  -------
INCOME OF CONSOLIDATED ENTITIES ........     121      121       354      352
Minority interests .....................     (11)     (15)      (34)     (41)
Income from equity investments .........       2        2         7        7
                                          -------  -------   -------  -------
INCOME BEFORE ACCOUNTING CHANGE ........     112      108       327      318
Cumulative effect of an accounting change      -        -       (10)       -
                                          -------  -------   -------  -------
NET INCOME .............................  $  112   $  108    $  317   $  318
                                          =======  =======   =======  =======
PER SHARE DATA:
Basic earnings per share:
  Before accounting change..............  $ 0.70   $ 0.68    $ 2.05   $ 2.01
  Accounting change ....................       -        -      (.06)      -
                                          -------  -------   -------  -------
  Net income                              $ 0.70   $ 0.68    $ 1.99   $ 2.01
                                          =======  =======   =======  =======
Diluted earnings per share:
 Before accounting change...............  $ 0.69   $ 0.66    $ 2.02   $ 1.94
 Accounting change......................       -        -      (.06)      -
                                          -------  -------   -------  -------
 Net income.............................  $ 0.69   $ 0.66    $ 1.96   $ 1.94
                                          =======  =======   =======  =======
Cash dividends per share ...............  $ 0.14   $ 0.125   $ 0.42   $ 0.375
                                          =======  =======   =======  =======

WEIGHTED AVERAGE SHARES OUTSTANDING (000'S):
Basic shares outstanding ...............  159,704  158,893   159,068  158,517
Diluted shares outstanding .............  162,564  163,417   162,100  163,550

The accompanying notes are an integral part of these financial statements.

                         PRAXAIR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

(Millions of dollars)
                                                  September 30,
                                                      1999       December 31,
                                                   (Unaudited)       1998
                                                   -----------   ------------
ASSETS

Cash and cash equivalents .......................    $    35       $    34
Accounts receivable .............................        865           919
Inventories .....................................        286           319
Prepaid and other current assets ................         97           122
                                                     -------       -------
     TOTAL CURRENT ASSETS .......................      1,283         1,394

Property, plant and equipment-net ...............      4,563         4,875
Other assets ....................................      1,562         1,827
                                                     -------       -------
     TOTAL ASSETS ...............................    $ 7,408       $ 8,096
                                                     =======       =======

LIABILITIES AND EQUITY

Accounts payable ................................    $   305       $   378
Short-term debt .................................         96           295
Current portion of long-term debt ...............        113            84
Other current liabilities .......................        487           532
                                                     -------       -------
     TOTAL CURRENT LIABILITIES ..................      1,001         1,289

Long-term debt ..................................      2,745         2,895
Other long-term obligations .....................      1,095         1,018
                                                     -------       -------
     TOTAL LIABILITIES ..........................      4,841         5,202

Minority interests ..............................        337           487
Preferred stock .................................         75            75
Shareholders' equity ............................      2,155         2,332
                                                     -------       -------
     TOTAL LIABILITIES AND EQUITY ...............    $ 7,408       $ 8,096
                                                     =======       =======


The accompanying notes are an integral part of these financial statements.

                         PRAXAIR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

(Millions of dollars)
                                                 Nine Months Ended September 30,
                                                    -------------------------
                                                        1999          1998
                                                    ----------    ----------
OPERATIONS
  Net income .....................................    $  317        $  318
  Adjustments:
    Depreciation and amortization ................       335           352
    Deferred income taxes ........................        42            77
    Working capital ..............................        39          (106)
    Long-term assets and liabilities .............      (120)          (41)
    Other non-cash charges .......................        15             3
                                                      -------       -------
      Net cash provided by operating activities ..       628           603
                                                      -------       -------
INVESTING
  Capital expenditures ...........................      (464)         (539)
  Acquisitions ...................................       (16)         (236)
  Divestitures and asset sales ...................        99           189
                                                     --------      --------
      Net cash used for investing activities .....      (381)         (586)
                                                     --------      --------
FINANCING
  Short-term repayments-net ......................      (186)          (76)
  Long-term borrowings ...........................        47           367
  Long-term debt repayments ......................      (137)         (254)
  Minority transactions and other ................        68           (20)
  Issuances of common stock ......................        92            97
  Purchases of common stock ......................       (61)          (74)
  Dividends ......................................       (67)          (59)
                                                     --------      --------
      Net cash used for financing activities .....      (244)          (19)
                                                     --------      --------
Effect of exchange rate changes on cash and
  cash equivalents ...............................        (2)           (1)
                                                     --------      --------
Change in cash and cash equivalents ..............         1            (3)
Cash and cash equivalents beginning-of-year.......        34            43
                                                     --------      --------
Cash and cash equivalents end-of-period ..........   $    35       $    40
                                                     ========      ========
Supplemental Data:
Effect of functional currency change .............   $     -       $    81
Acquired debt from acquisitions...................   $     -       $    20

The accompanying notes are an integral part of these financial statements.

                         PRAXAIR, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Presentation of Condensed Consolidated Financial Statements

        In the opinion of Praxair, Inc. ("Praxair") management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consisted of only normal recurring adjustments. The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to the consolidated financial statements of Praxair, Inc. and subsidiaries in Praxair's 1998 Annual Report. Certain prior years' amounts have been reclassified to conform to the current years' presentation.


2. Accounting Change

        Effective January 1, 1999, Praxair adopted Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." In accordance with SOP 98-5, Praxair recorded an after-tax charge of $10 million in the first quarter of 1999 as the cumulative effect of an accounting change related to previously capitalized start-up costs.


3.  Special Charges

        At September 30, 1999, the remaining accrual balance related to the 1996 and 1997 special charges was $14 million (see Note 3 to Praxair's 1998 consolidated financial statements).


4.   Inventories

     The following is a summary of Praxair's consolidated inventories:

(Millions of dollars)
                                    September 30,
                                        1999       December 31,
                                     (Unaudited)       1998
                                     -----------   ------------
    Raw materials and supplies......    $ 100          $ 115
    Work in process.................       41             38
    Finished goods..................      145            166
                                        -----          -----
                                        $ 286          $ 319
                                        =====          =====

5.   Shareholders' Equity

     Changes in Shareholders' Equity were as follows:

(Thousands of shares)
                                             Common      Treasury
                                          Stock Issued     Stock
                                          ------------   ---------
Balance, January 1, 1999................     161,517       3,946
Common stock activity (c) ..............       2,403       1,024
                                            ---------    --------
Balance, September 30, 1999.............     163,920       4,970
                                            =========    ========


(Millions of dollars)                                           Accumulated
                                    Additional                  Other
                             Common Paid-In   Treasury Retained Comprehensive
                             Stock  Capital   Stock    Earnings Income(Loss) Total
                             ------ --------- -------- -------- ----------- -------
Balance, January 1, 1999 .... $ 2   $1,528    $(166)   $1,380      $(412)   $2,332
                                                                            -------
Net income ..................                             317                  317
Translation adjustments (a)..                                       (458)     (458)
                                                                            -------
Comprehensive income(loss)(b)                                               $ (141)
Dividends - common stock.....                             (67)                 (67)
Common stock activity (c)....           74      (43)                            31
                              ---   ------    ------   -------     ------   -------
Balance, September 30, 1999.. $ 2   $1,602    $(209)   $1,630      $(870)   $2,155
                              ===   ======    ======   =======     ======   =======

(a) Primarily currency translation adjustments in Brazil and is net of a 1999 first quarter $60 million gain (after taxes and minority interest) related to Brazilian net investment hedges (see Note 10).

(b) Comprehensive income (loss) for the quarter and nine months ended September 30, 1999 was $42 and ($141) million, respectively, as compared to $95 million and $173 million, respectively, in the 1998 periods.

(c)   Relates to issuances of common  stock for the  Dividend  Reinvestment  and
      Stock  Purchase  Plan,   employee   savings  and  incentive   plans,   and
      issuances/purchases of common stock.


       During the quarter and nine months ended September 30, 1999, Praxair granted options for 650,455 and 1,832,515 shares, respectively, of common stock having option prices ranging from $33.00 to $51.13 per share, the closing market price of Praxair's common stock on the day of the grants. At September 30, 1999 there were 11,773,994 shares under option at prices ranging from $9.80 to $56.13 per share (weighted average of $31.07) of which options for 6,830,184 shares were exercisable at prices ranging from $9.80 to $56.13 per share (weighted average of $23.62). During the quarter and nine months ended September 30, 1999, 209,405 and 1,949,520 options were exercised, respectively.

6.  Debt and Financial Instruments

      Debt - The following is a summary of Praxair's outstanding debt at September 30, 1999 and December 31, 1998:

(Millions of dollars)                      September 30,
                                               1999      December 31,
                                           (Unaudited)       1998
                                           -----------   ------------
Short-term:
  Canadian borrowings.......................  $   12       $  116
  South American borrowings.................      53           95
  Other international borrowings............      31           82
  Other U.S. borrowings.....................       -            2
                                             -------      -------
Total short-term debt.......................      96          295
                                             -------      -------
Long-term:
U.S.:
  Commercial paper and U.S. bank borrowings.  $  479       $  627
  6.25%  Notes due 2000.....................      75           75
  6.70%  Notes due 2001.....................     250          250
  6.625% Notes due 2003.....................      75           75
  6.75%  Notes due 2003.....................     300          300
  6.15%  Notes due 2003.....................     250          250
  6.85%  Notes due 2005.....................     150          150
  6.90%  Notes due 2006.....................     250          250
  6.625% Notes due 2007.....................     250          250
  8.70%  Debentures due 2022
         (Redeemable after 2002)............     300          300
  Other borrowings..........................     133           52
Canadian subsidiary borrowings..............     178          204
South American subsidiary borrowings........      93          126
Other international borrowings..............      75           70
                                              -------      -------
                                               2,858        2,979
Less: current portion of long-term debt.....     113           84
                                              -------      -------
Total long-term debt........................   2,745        2,895
                                              -------      -------
Total debt..................................  $2,954       $3,274
                                              =======      =======

        At September 30, 1999, $579 million of borrowings have been classified as long term ($627 million at December 31, 1998) because of the Company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of its $1.5 billion credit agreement, which has a remaining term of greater than 12 months and expires in December 2000.

        Financial Instruments - At September 30, 1999, Praxair had $80 million notional amount of interest rate swap agreements that effectively convert variable rate debt to fixed rate debt. These agreements mature in 2001. Praxair is also a party to currency exchange forward contracts to manage its exposure to changing currency exchange rates. At September 30, 1999 Praxair had $320 million of currency exchange forward contracts outstanding: $280 million to hedge recorded balance sheet exposures, $13 million to hedge firm commitments (generally for the purchase of equipment related to construction projects) and $27 million to hedge future net income. Additionally, there are $114 million notional value of currency exchange contracts that effectively offset. These contracts all mature within one year.


7.      Earnings Per Share

        Basic earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents. The difference between the number of shares used in the basic earnings per share calculation compared to the diluted earnings per share calculation is due primarily to the dilutive effect of outstanding stock options. Stock options for 636,795 and 3,569,455 shares were not included in the computation of diluted earnings per share for the quarter and nine months ended September 30, 1999, respectively, because the exercise prices were greater than the average market price of the common stock.


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

10.      Brazilian Currency Hedge Agreements

        In early January 1999, Praxair entered into currency exchange forward contracts totaling $325 million notional value for estimated Brazilian net income in 1999 and to hedge a portion of its net investment. The net income hedge agreements were effectively settled during the first quarter resulting in a pre-tax gain of $21 million ($14 million after tax and minority interest). The net investment hedge contracts were either closed out or were effectively settled in the first quarter resulting in a gain of approximately $60 million (after tax and minority interest) which was recognized on the balance sheet in the accumulated other comprehensive income(loss) (cumulative translation adjustment) component of shareholders' equity. By April 1999, all of these contracts were settled and the cash proceeds relating to the pre-tax gain on the equity hedges (approximately $89 million) is shown in the financing section of the condensed consolidated statement of cash flows under the caption "Minority transactions and other", and the pre-tax gain relating to the net income hedges is shown under the caption "net income" in operating cash flows.

11.      Commitments and Contingencies

        On July 1, 1999 Praxair, Inc. received a favorable verdict in a four-count lawsuit filed by Airgas, Inc., a competitor. Airgas had alleged that Praxair breached an oral contract with Airgas by acquiring CBI Industries, Inc. without allowing Airgas to participate in the acquisition. The complaint also contained allegations of conversion, fraud and quantum meruit.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results

(Dollar amounts in millions)    Quarter Ended           Nine Months Ended
                                September 30,   Percent September 30,    Percent
                                1999(a)  1998   Change  1999(a)   1998   Change
                                ------  ------- ------- -------- ------  -------
Sales.......................... $1,169  $1,201   -  3%  $3,436   $3,636   -  6%
Selling, general
 and administrative............ $  155  $  153   +  1%  $  480   $  485   -  1%
Depreciation and amortization.. $  111  $  118   -  6%  $  335   $  352   -  5%
Operating profit............... $  208  $  225   -  8%  $  620   $  666   -  7%
Interest expense............... $   47  $   64   - 27%  $  154   $  196   - 21%
Effective tax rate.............     25%     25%     -%      24%      25%  -  1%
Income before accounting change $  112  $  108   +  4%  $  327   $  318   +  3%

Excluding one-time hedge gain in Brazil:
Operating profit............... $  208  $  225   -  8%  $  599   $  666   - 10%
Effective tax rate.............     25%     25%     -%      25%      25%     -%
Income before accounting change $  112  $  108   +  4%  $  313   $  318   -  2%

(a) The results for the quarter and nine months ended September 30, 1999 versus the comparative 1998 periods were significantly impacted by the devaluation of the Brazilian currency (Real) from a rate of 1.21 Reais to the U.S. Dollar at December 31, 1998 to 1.92 at September 30, 1999 (1.86 average rate for the quarter and 1.78 average rate for the nine month period). Reported amounts from Brazil were all reduced in proportion to the exchange rate changes. Also, as described in Note 10, in early January 1999 Praxair entered into various currency exchange forward contracts to hedge anticipated Brazilian net income and a portion of its investment. The net income hedges were effectively closed out in the first quarter resulting in a non-recurring pre-tax gain of $21 million in the 1999 first quarter and nine month periods ($14 million after taxes and minority interests or $0.09 per share). The amounts shown above under the section "Excluding one-time hedge gain in Brazil" exclude the impacts of this hedge gain.

The sales decrease of 3% for the quarter and 6% for the nine months ended September 30, 1999 versus the respective 1998 periods was due primarily to unfavorable currency translation effects in South America. These factors were partially offset by the impact of price increases in North and South America, continued volume growth in Asia and Europe, and third quarter volume growth in North America. Excluding the impact of currency, sales grew 4% for the quarter and decreased 1% for the nine months ended September 30, 1999.

Operating profit decreased 8% for the 1999 quarter and, excluding the impact of the 1999 first quarter Brazilian hedge gain, also decreased 10% for the nine months ended September 30, 1999 versus the respective 1998 periods. These decreases were due primarily to the sales decrease described above, cost inflation and currency translation impacts, partially offset by productivity improvements. Selling, general and administrative expenses for the nine months ended September 30, 1999 is higher as a percentage of sales versus 1998 due primarily to long-term incentive plan costs, higher business development costs and cost inflation impacts, partially offset by productivity improvements. The decrease in depreciation and amortization expense for both periods reflects the impact of currency translation, primarily in Brazil, and the impact of the North American sale leaseback transactions in 1999 and 1998; offset by new projects coming on-stream and packaged gases and Surface Technologies acquisitions. Other income - net for the nine months ended September 30, 1999 is $37 million greater than the 1998 period due primarily to a $50 million gain related to the redemption of preference shares from an earlier business sale, the 1999 first quarter $21 million gain on the net income hedges in Brazil, and the collection of a $12 million note receivable from an earlier business sale; partly offset by $45 million of costs primarily for postemployment benefits and an anticipated loss on the sale of an air separation plant under construction for a third party.

Income before accounting change increased 4% for the 1999 quarter and, excluding the Brazilian hedge gain, decreased 2% for the nine months versus the respective 1998 periods. The increase in the 1999 quarter versus 1998 was due primarily to the lower interest expense and minority interest impact which more than offset the lower operating profit. The decrease in the 1999 nine month period versus 1998 was because the lower operating profit more than offset the decreased interest expense and minority interest impacts. Interest expense decreased $17 million or 27% for the quarter and $42 million or 21% for the nine month period versus the respective 1998 periods due primarily to currency translation effects in Brazil and lower debt levels. Minority interests decreased $4 million for the quarter and $7 million for the nine month period due primarily to Brazilian currency impacts and the rights offering (see Note 9). The effective tax rate remained at 25% for all periods, excluding the impact of the Brazilian hedge gain.

The number of employees at September 30, 1999 was approximately 23,600 which reflects a decrease of approximately 1,200 from December 31, 1998. The decrease is principally the result of continued productivity improvement initiatives in North America and South America, and the divestiture of a business in Asia.


Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows (for a description of Praxair's operating segments, refer to Note 4 to the consolidated financial statements included in Praxair's 1998 annual report to shareholders):

(Dollar amounts in millions)

                        Quarter Ended            Nine Months Ended
                        September 30, Percent    September 30,  Percent
                         1999    1998  Change    1999     1998   Change
                       ------- ------- -------  -------  ------- -------
SALES
  North America        $  714  $  677    + 5%   $2,067   $2,080     - 1%
  South America           178     246    -28%      520      728     -29%
  Europe                  123     124    - 1%      388      379     + 2%
  Surface Technologies    105     106    - 1%      324      309     + 5%
  All Other                49      48    + 2%      137      140     - 2%
                       ------- -------          -------  -------
Total Sales            $1,169  $1,201    - 3%   $3,436   $3,636     - 6%
                       ======= =======          =======  =======
OPERATING PROFIT
  North America        $  133  $  128    + 4%   $  382   $  409     - 7%
  South America            37      53    -30%      124(a)   150     -17%
  Europe                   29      25    +16%       91       79     +15%
  Surface Technologies     17      18    - 6%       56       55     + 2%
  All Other                (2)      6   -133%      (14)     (10)    +40%
  Corporate                (6)     (5)   +20%      (19)     (17)    +12%
                       ------- -------          -------  -------
Total Operating Profit $  208  $  225    - 8%   $  620   $  666     - 7%
                       ======= =======          =======  =======

(a) The South American operating profit for the 1999 nine months includes a one-time $21 million benefit from net income hedges in Brazil that were effectively settled in the 1999 first quarter.

North America
-------------
Sales for the quarter and nine months ended September 30, 1999 increased 5% and decreased 1%, respectively, as compared to the 1998 periods. The third quarter increase was due primarily to volume growth in the U.S. and Canadian industrial gases businesses and price increases in the U.S. and Mexican businesses. The third quarter price increases in the U.S. were primarily related to higher natural gas feedstock costs, which passed through to on-site hydrogen and carbon monoxide customers. The price increases in Mexico were primarily attributed to local inflation. The decrease of 1% for the nine months reflects volume declines and unfavorable currency translation effects in Mexico and Canada through the second quarter, partly offset by the third quarter sales growth and the impact from 1998 acquisitions.

Operating profit increased 4% and decreased 7%, respectively, for the quarter and nine months ended September 30, 1999 versus the respective 1998 periods. The third quarter increase was due primarily to sales growth and productivity improvement initiatives, partially offset by unusually high energy and distribution costs as a result of the summer weather conditions and crude carbon dioxide source curtailments. The decrease for the nine month period was due primarily to the decreased sales and negative currency translation effects through the first two quarters, cost inflation, and higher than expected energy and distribution costs, partly offset by the benefits of productivity improvements. For the fourth quarter, it is anticipated that energy and distribution costs should return to more normalized levels.

South America
-------------
As discussed above under the section on Consolidated Results, the results for the 1999 periods were significantly impacted by the devaluation of the Brazilian currency (Real). For the quarter and nine months ended September 30, 1999, the currency devaluation reduced sales by $75 million and $214 million, respectively, and reduced operating profit by $16 million and $46 million, respectively, as compared to the 1998 periods. Also as described in Note 10, in early January 1999 Praxair entered into various currency exchange forward contracts to hedge anticipated Brazilian net income and a portion of its net investment. The net income hedges were effectively closed out in the first quarter of 1999 resulting in a non-recurring pre-tax gain of $21 million which is included in the South American operating profit for the 1999 nine month period.

Sales for the quarter and nine months ended September 30, 1999 decreased 28% and 29%, respectively, as compared to the 1998 periods. This was primarily due to the unfavorable currency translation effects, with volume decreases almost equally offset by price increases. Excluding the currency effects for the quarter and nine months ended September 30, 1999, sales increased by approximately 3% for the quarter, and were flat for the year. The devaluation of the Real in Brazil and a recessionary environment in South America have contributed to volume decreases of approximately 3% for the quarter and 5% for the nine months versus the respective 1998 periods.

Operating profit for the quarter and nine months ended September 30, 1999 decreased 30% and 31%, respectively, as compared to the 1998 periods, excluding the 1999 first quarter hedge gain. These decreases were caused primarily by the 1999 currency devaluations in Brazil and cost inflation, which were offset by productivity improvement initiatives. Excluding the impacts of currency movements and the first quarter hedge gain, operating profit was essentially flat for the 1999 third quarter and nine month periods versus the respective 1998 periods.

Europe
------
Sales for the quarter and nine months ended September 30, 1999 decreased 1% and increased 2%, respectively, as compared to the 1998 periods. The decrease for the quarter was attributed to unfavorable currency translation effects, which offset volume growth and price increases. Volume growth, price increases and the impact of acquisitions, offset by unfavorable currency translation effects, created overall sales growth for the nine months. Excluding the currency translation effects for the quarter and nine months ended September 30, 1999, sales increased by 4% and 5%, respectively.

Operating profit for the quarter and nine months ended September 30, 1999 increased 16% and 15%, respectively, as compared to the 1998 periods. This was due primarily to the sales impacts previously discussed, cost improvement initiatives, and net income hedge gains which helped to offset the impact of currency movements. Excluding currency effects for the quarter and nine months ended September 30, 1999, operating profit increased 12% and 7%, respectively.

Surface Technologies
--------------------
Sales for the quarter and nine months ended September 30, 1999 decreased 1% and increased 5%, respectively, as compared to the 1998 periods. Volume growth in the first two quarters and the impact of acquisitions were partly offset by volume declines in the aerospace markets, pricing pressure and negative currency impacts in the third quarter.

Operating profit for the quarter and nine months ended September 30, 1999 decreased 6% and increased 2% as compared to the 1998 periods. The sales growth in the first two quarters and productivity improvement initiatives through the third quarter were offset by the sales decreases in the third quarter, and by cost inflation through the third quarter.

All Other
---------
Sales for the quarter ended September 30, 1999 increased 2% and decreased 2% for the nine months ended September 30, 1999 as compared to the 1998 periods. Asia experienced 44% sales growth for the quarter and nine months, due primarily to volume growth, particularly in Korea and Thailand, new plants coming on stream in China and India, and favorable currency translation effects. Asia's growth was more than offset by decreased sales of global supply systems.

Operating Profit for the quarter and nine months ended September 30, 1999 was down $8 million and $4 million, respectively, when compared to the 1998 period. This was due primarily to decreases in the global supply systems business and higher business development costs, partly offset by the improvements in Asia.

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

(Dollar amounts in millions)

Nine Months Ended September 30,            1999          1998
--------------------------------------    ------        ------
NET CASH PROVIDED BY (USED FOR)

OPERATING ACTIVITIES:
Net income plus depreciation
  and amortization ...................    $  652        $  670
Working capital ......................    $   39        $ (106)
Total from operating activities ......    $  628        $  603

INVESTING ACTIVITIES:
Capital expenditures .................    $ (464)       $ (539)
Acquisitions .........................       (16)         (236)
Divestitures and asset sales .........        99           189
                                          -------       -------
Total used for investing activities...    $ (381)       $ (586)
                                          =======       =======

FINANCING ACTIVITIES:
Debt increases (reductions) - net ....    $ (276)       $   37
Minority transactions and other ......        68           (20)
Net issuances of common stock ........        31            23
Cash dividends .......................       (67)          (59)
                                          -------       -------
Total used for financing activities...    $ (244)       $  (19)
                                          =======       =======

                                        September 30,  December 31,
DEBT-TO-CAPITAL RATIO                       1999          1998
--------------------------------------  ---------     ------------
Debt .................................    $2,954        $3,274
Capital ..............................    $5,521        $6,168
Debt-to-capital ratio ................      53.5%         53.1%


Cash Flow From Operations
-------------------------
Cash flow from operations increased to $628 million in the first nine months of 1999 versus $603 million in 1998. This increase is primarily due to lower working capital requirements, a direct result of Praxair's work process improvement efforts, and the proceeds from the redemption of preference shares from an earlier business sale.

Investing
---------
Cash flow used for investing in the first nine months of 1999 totaled $381 million, a decrease of $205 million from the 1998 period. This decrease was due primarily to lower capital and acquisition expenditures, partly offset by lower proceeds from divestitures and asset sales.

Capital expenditures for the first nine months of 1999 totaled $464 million, down $75 million from the corresponding period in 1998. The lower level of capital expenditures is in line with previous expectations and is reflective of a slower economic environment, primarily in the United States and South America, and currency impacts in South America.

Acquisition expenditures for the first nine months of 1999 totaled $16 million, a decrease of $220 million from the 1998 period. This decrease is primarily related to the purchase in 1998 of the remaining shares outstanding of GasTech, Inc. a U.S. packaged gases distributor (previously an equity investment), other investments related to Praxair Distribution, acquisitions in the Surface
Technologies' business and the acquisition of two companies in India. Acquisition expenditures for the first nine months of 1999 related to a Chinese joint venture, an acquisition in the Surface Technologies business, acquisitions in India and buy-outs of minority interests in South America. It is planned that additional acquisitions will take place in the fourth quarter, but they are subject to successful negotiations.

Divestiture and asset sales in the first nine months of 1999 totaled $99 million, a decrease of $90 million from the 1998 period. This change is primarily attributed to the proceeds from sale leaseback transactions in 1999 and 1998.

On a worldwide basis, capital and acquisition expenditures for the full year 1999 are still expected to be about 20% lower as compared to 1998, due primarily to anticipated lower capital expenditures in North America, South America and the Surface Technologies business, and currency translation impacts.

Financing
---------
At September 30, 1999, Praxair's total debt outstanding was $2,954 million, a decrease of $320 million versus December 31, 1998. This decrease is due to the operating and investing activities discussed above, currency translation impacts, and proceeds from the hedge gains and rights offering in Brazil (see Notes 9 and 10). As of September 30, 1999, there were no borrowings under Praxair's $1.5 billion U.S. bank credit facility.

Praxair's debt-to-capital ratio increased from 53.1% at December 31, 1998 to 53.5% at September 30, 1999. This increase from December is due primarily to the balance sheet impacts of the currency devaluation in Brazil and reduced minority interests (primarily related to the rights offering in Brazil), partially offset by lower debt levels.


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

Implementation: Solutions that have been validated through testing have been implemented. Substantially all of the solutions for safety and mission-critical Praxair-maintained systems have been implemented.

Business Continuity Planning: Praxair has developed business continuity, or contingency plans with respect to the build-up of product inventory and, where possible, allocation of product from alternate plants in the event of electric power or other interruptions of utility supplies to certain Praxair plants. Praxair has also prepared contingency plans for failure of Praxair-maintained systems. In September, Praxair conducted a successful global "rehearsal" of its contingency plans. Throughout the remainder of the year, Praxair will continue to rehearse its contingency and business continuity plans. These activities will provide another level of readiness preparation should any external or unknown year 2000 problem arise.

Overall, Praxair has essentially completed the above phases. Though some scheduled work exists, it is minimal and should be completed before December 31, 1999. Assessment and communication will be ongoing to ensure that there is no change in readiness status and that currently unknown issues, if any, are timely identified and resolved. Praxair's corporate audits group has completed reviews to test the business units' completeness of their year 2000 readiness program.

Costs
Praxair estimates that the total external expenditures to address year 2000 issues associated with Praxair-maintained systems and components will be approximately $25 million over the life of the project. Of this total, the Company expects approximately $11 million will be expensed as incurred and the remainder will be for capital upgrades and replacements. The capital costs were planned for later years independent of year 2000 issues, but are being accelerated because those costs are for projects that will also address year 2000 issues. To date, approximately $21 million has been incurred. Of the amounts not yet incurred, approximately $3 million relates to the business continuity plans. Costs associated with internal resources are not being accumulated separately and relate to normal ongoing payroll costs.

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

Impact of Recently Issued Accounting Standards

See Note 2 related to SOP 98-5, "Reporting on the Costs of Start-Up Activities." In June 1999, the Financial Accounting Standards board extended the required implementation date of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activity," from January 1, 2000 to January 1, 2001. Praxair is currently evaluating the impact on its financial statements of adopting the standard and will comply as required.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to the Market Risks and Sensitivity Analyses in the Management's Discussion and Analysis section of Praxair's 1998 Annual Report on Form 10-K.

PART II.  OTHER INFORMATION


Item 1.   Legal Proceedings

On July 1, 1999, Praxair, Inc. received a favorable defense verdict in a lawsuit brought against it in 1996 by Airgas, Inc. Also, see Note 11 to the condensed consolidated financial statements and Part II, Item 6 - Reports on Form 8-K.

Item 4.   Submission of Matters to a Vote of Security Holders

None

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




Date:       November 5, 1999              By:  /s/J. Robert Vipond
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