Form 10-K
period 1999-12-31
PRAXAIR INC
filed 2000-03-15
CIK 884905

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                [] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                         Commission file number 1-11037

                                  Praxair, Inc.
                                 1999 Form 10-K



Praxair, Inc.                             Tel.  (203) 837-2000
39 Old Ridgebury Road                     State of incorporation: Delaware
Danbury, Connecticut 06810-5113           IRS identification number: 06-124 9050


Securities registered pursuant to Section 12(b) of the Act:

--------------------------------------------------------------------------------
Title of each class:                                   Registered on :
--------------------------------------------------------------------------------
Common Stock ($.01 par value)                          New York Stock Exchange
Common Stock Purchase Rights                           New York Stock Exchange
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Security Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [v]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

At January 31, 2000, 159,954,060 shares of common stock of Praxair, Inc. were outstanding. The aggregate market value of common stock held by non-affiliates at January 31, 2000 was approximately $6,491 million.

Documents incorporated by reference:

Portions of the 1999 Annual Report to Shareholders of the Registrant are incorporated in Parts I, II and IV of this report. Also, portions of the Proxy Statement of Praxair, Inc., dated March 1, 2000, are incorporated in Part III of this report.

The Index to Exhibits is located on page 11 of this report.

                           Forward-looking statements

The forward-looking statements contained in this document concerning, among other things, projected capital and acquisition spending, sales and earnings growth, volume increases, the impact of new technology in the marketplace, tax planning initiatives and effective tax rates, the impact of economic conditions in Brazil, including currency movements and the change in functional currency, the impact of currency movements in other countries, management's assessment of the impact of the year 2000 Problem and Euro Conversion, and market risks and sensitivity analyses disclosures related to financial instruments involve risks and uncertainties, and are subject to change based on various factors, including the impact of changes in worldwide and national economies, foreign currency movements, pricing fluctuations for the Company's products, changes in interest rates, the continued timely development and acceptance of new products and processes, the impact of competitive products and pricing, the ability to continue to develop potential acquisition opportunities, and the impact of tax and other legislation and regulation in the jurisdictions in which the Company operates.

                                      INDEX



Part I                                                                      PAGE
Item 1:   Business...........................................................2
Item 2:   Properties.........................................................6
Item 3:   Legal Proceedings..................................................6
Item 4:   Submission of Matters to a Vote of Security Holders................6

Part II
Item 5:   Market for Registrant's Common Equity and Related
          Shareholder Matters................................................7
Item 6:   Selected Financial Data............................................7
Item 7:   Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................7
Item 7a:  Quantitative and Qualitative Disclosures About Market Risk ........7
Item 8:   Financial Statements and Supplementary Data........................7
Item 9:   Changes in and Disagreements  with Accountants on Accounting and Financial Disclosure...........................................7

Part III
Item 10:   Directors and Executive Officers of the Registrant................8
Item 11:   Executive Compensation............................................8
Item 12:   Security Ownership of Certain Beneficial Owners and Management....8
Item 13:   Certain Relationships and Related Transactions....................8

Part IV
Item 14:   Exhibits, Financial Statement Schedules, and Reports on Form 8-K..9

Signatures...................................................................10

Index to Exhibits............................................................11

                                     PART I
                                                  Praxair, Inc. and Subsidiaries
--------------------------------------------------------------------------------


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

Praxair is the largest industrial gases company in North and South America and the third largest worldwide. The Company is also the world's largest supplier of carbon dioxide. Praxair's primary products for its industrial gases business are atmospheric gases (oxygen, nitrogen, argon, rare gases) and process gases
(carbon dioxide, helium, hydrogen, electronic gases, specialty gases, acetylene). The Company's surface technology segment, operated through Praxair Surface Technologies, Inc., supplies wear-resistant and high-temperature corrosion-resistant metallic and ceramic coatings and powders. The Company also designs, engineers and builds equipment that produces industrial gases (for internal use and external sale) through its global supply systems included in its All Other segment. Sales for Praxair were $4,639 million, $4,833 million, and $4,735 million for 1999, 1998 and 1997, respectively, with industrial gases accounting for 89% of sales in 1999 and 90% of sales in 1998 and 1997, and surface technologies and global supply systems accounting for the balance. Refer to Note 2 of the section captioned "Notes to Consolidated Financial Statements" in Praxair's 1999 Annual Report to Shareholders for information related to Praxair's segment information.

Gases produced by the Company find wide use in the metal fabrication, chemicals & refining, primary metals, food & beverage, healthcare, semiconductor materials, aerospace, glass, pulp & paper, environmental remediation, and other industries. By using the gases that Praxair produces and, in many cases, the proprietary processes that it invents, customer value is created through improved product quality, increased productivity, conservation of energy, and the attainment of environmental improvement objectives. The Company has been and continues to be a major technological innovator in the industrial gases industry and, working with customers, has done much to increase the use of its industrial gases to support the manufacture of other products and for many other uses. Historically, consumption of industrial gases has increased at approximately 1.5 to 2.0 times local industrial production growth in countries in which the Company does business.

Industrial Gases Products and Manufacturing Processes
Atmospheric gases are the highest volume products produced by Praxair. Using air as its raw material, Praxair primarily produces oxygen, nitrogen and argon through several air separation processes. Cryogenic air separation, which is the primary process, compresses and cools air until it liquefies. As a pioneer in the industrial gases industry, Praxair has been a leader in developing a wide range of proprietary and patented applications and supply systems technology, including small cryogenic nitrogen plants. In recent years, Praxair has developed and commercialized air separation technologies for the production of industrial gases and is a recognized leader in this rapidly growing market segment. These technologies open important new markets and optimize production capacity for the Company by lowering the cost of supply of industrial gases. These technologies include proprietary vacuum pressure swing adsorption ("VPSA") and membrane separation to produce gaseous oxygen and nitrogen, respectively.

                                                  Praxair, Inc. and Subsidiaries
--------------------------------------------------------------------------------


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

A substantial amount of the cylinder gases sold in the United States is distributed by independent distributors that buy merchant gases in liquid form and repackage the products in their facilities. These businesses also distribute welding equipment purchased from manufacturers of such products. Praxair has acquired independent industrial gas and welding products distributors at various locations in the United States. Between distributors in which it owns an equity interest and independent distributors that resell its gases, Praxair is represented in 42 states, the District of Columbia and Puerto Rico.

                                                  Praxair, Inc. and Subsidiaries
--------------------------------------------------------------------------------


Surface Technologies
Praxair's surface technologies business supplies wear-resistant and high-temperature corrosion-resistant metallic and ceramic coatings and powders to the aircraft, electronics, printing, textile, plastics, primary metals, petrochemical, and other industries. It also provides aircraft engine and airframe component overhaul services. Additionally, Praxair Surface Technologies manufactures a complete line of electric arc, plasma, and high velocity oxygen fuel spray equipment as well as arc and flame wire equipment; including its patented Super D-Gun. This equipment is used for the application of thermal barrier wear resistant coatings. The coatings extend wear life at high temperatures and under corrosive conditions and are applied at Praxair's facilities using a variety of thermal spray coatings processes. The coated parts are finished to the customer's precise specifications before shipment. Resulting from a recent acquisition, Praxair Surface Technologies also manufactures precious metal and ceramic sputtering targets used principally in the production of semiconductors.

Inventories - Praxair carries inventories of merchant and cylinder gases, hardgoods and coatings materials to supply products to its customers on a reasonable delivery schedule. On-site plants and pipeline complexes have limited inventory. Inventories, inventory obsolescence and backlogs are not material to Praxair's business.

Customers - Praxair is not dependent, to a significant extent, upon a single customer or a few customers.

International - Praxair is a global enterprise with 46% of its 1999 sales outside of the United States. It conducts industrial gases business through subsidiary and affiliated companies in Argentina, Australia, Belgium, Belize, Bolivia, Brazil, Canada, Chile, Colombia, Costa Rica, France, Germany, India, Israel, Italy, Japan, South Korea, Mexico, the Netherlands, the People's Republic of China, Paraguay, Peru, Poland, Portugal, Spain, Taiwan, Thailand, Turkey, Uruguay and Venezuela. S.I.A.D. (Societa Italiana Acetilene & Derivati S.p.A.), an Italian company carried at equity, also has established positions in Austria, Bulgaria, Croatia, the Czech Republic, Hungary, Romania and Slovenia. Praxair's surface technologies business has operations in Brazil, France, Germany, Italy, Japan, Singapore, South Korea, Taiwan, Spain, Switzerland and the United Kingdom.

Praxair's international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other economic, political and regulatory policies of local governments. Also, see Note 1 of the section captioned "Notes to Consolidated Financial Statements", and the section captioned "Management's Discussion and Analysis - Market Risk and Sensitivity Analyses" in Praxair's 1999 Annual Report to Shareholders.

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

                                                  Praxair, Inc. and Subsidiaries
--------------------------------------------------------------------------------


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

Major competitors in the industrial gases industry both in the United States and worldwide include The BOC Group p.l.c., L'Air Liquide S.A., Air Products and Chemicals, Inc., The Messer Group, Linde AG and AGA Aktiebolag.

At a worldwide level, there are no congruent competitors for the surface technologies business. However, principal domestic competitors are Sermatech International, Inc., a subsidiary of Teleflex, Inc., Chemtronics, Inc., a subsidiary of GKN p.l.c. and Johnson Matthey Electronics, a subsidiary of Honeywell. International competitors in surface technologies vary from country to country.

Employees and Labor Relations - As of December 31, 1999, Praxair had 24,102 employees worldwide. Of this number, 9,421 are employed in the United States. Praxair has collective bargaining agreements with unions at numerous locations throughout the world which expire at various dates. Praxair considers relations with its employees to be good.

Environment - Information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis - Costs Relating to the Protection of the Environment" in Praxair's 1999 Annual Report to Shareholders.

                                                  Praxair, Inc. and Subsidiaries
--------------------------------------------------------------------------------


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

Praxair owns 314 cryogenic air separation plants (196 in the United States); 89 by-product carbon dioxide plants (23 in the United States); 326 non-cryogenic plants, and 36 hydrogen plants. No single production facility is material except for the following complexes:


                     Number of
Supply System        Connected Plants     Products Produced
-------------        ----------------     -------------------
Northern Indiana           14             Air Separation/Hydrogen/Carbon Dioxide
Houston                     8             Air Separation
Gulf Coast *               11             Hydrogen/ Carbon Monoxide
Detroit                     7             Air Separation/Hydrogen
Louisiana*                  4             Hydrogen/Carbon Monoxide
Southern Brazil *           2             Air Separation
Northern Spain              5             Air Separation/Hydrogen/Carbon Dioxide

* partially owned and partially leased.

The surface technologies business operates 50 plants located near customers in Brazil, France, Germany, Italy, Japan, Singapore, South Korea, Taiwan, Spain, Switzerland, the United Kingdom and the United States.

Generally, these facilities are fully utilized and sufficient to meet customer needs.


Item 3.  Legal Proceedings

Information required by this item is incorporated herein by reference to the section captioned "Notes to Consolidated Financial Statements - Note 12 Commitments and Contingencies" in Praxair's 1999 Annual Report to Shareholders.


Item 4.  Submission of Matters to a Vote of Security Holders

Praxair did not submit any matters to a shareholder vote during the fourth quarter of 1999.

                                     PART II
                                                  Praxair, Inc. and Subsidiaries
--------------------------------------------------------------------------------


Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

Market, trading, shareholder and dividend information for Praxair's common stock is incorporated herein by reference to the section captioned "Information for Investors" in Praxair's 1999 Annual Report to Shareholders.

Praxair's annual dividend on its common stock for 1999 was $0.56 per share. In January 2000, Praxair's Board of Directors declared a dividend of $0.15 1/2 per share for the first quarter of 2000, or $0.62 per share annualized, which may be changed as Praxair's earnings and business prospects warrant. The declaration of dividends is a business decision made by the Board of Directors based on Praxair's earnings and financial condition and other factors the Board of Directors considers relevant.


Item 6. Selected Financial Data

Selected financial data for the five years ended December 31, 1999 is incorporated herein by reference to the section captioned "Five-year Financial Summary" in Praxair's 1999 Annual Report to Shareholders. This summary should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis" in Praxair's 1999 Annual Report to Shareholders.


Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis" in Praxair's 1999 Annual Report to Shareholders.


Item 8. Financial Statements and Supplementary Data

Information required by this item is incorporated herein by reference to the sections captioned "Consolidated Statement of Income," "Consolidated Balance Sheet," "Consolidated Statement of Cash Flows," "Consolidated Statement of Shareholders' Equity" and "Notes to Consolidated Financial Statements" in Praxair's 1999 Annual Report to Shareholders.


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

                                    PART III
                                                  Praxair, Inc. and Subsidiaries
--------------------------------------------------------------------------------


Item 10.  Directors and Executive Officers of the Registrant

Information required by this item is incorporated herein by reference to the section captioned "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Praxair's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2000.


Item 11.  Executive Compensation

Information required by this item is incorporated herein by reference to the section captioned "Executive Compensation" in Praxair's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2000.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated herein by reference to the section captioned "Share Ownership" in Praxair's Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2000.


Item 13.  Certain Relationships and Related Transactions

There have been no transactions or relationships since the beginning of 1999 which are reportable under this item.

                                     PART IV
                                                  Praxair, Inc. and Subsidiaries
--------------------------------------------------------------------------------


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Financial Statements and Schedules

                                                                Page No.  in
                                                               Praxair's 1999
                                                             Annual Report (AR)*
     Financial Statements

       Consolidated Statement of Income for the Years Ended
         December  31,  1999,  1998  and  1997  ......................AR-19

       Consolidated Balance Sheet at December 31, 1999 and 1998 ......AR-20

       Consolidated Statement of Cash Flows for the Years Ended
        December 31, 1999, 1998 and 1997 .............................AR-21

       Consolidated Statement of Shareholders' Equity  for the
        Years Ended December 31, 1999, 1998 and 1997 .................AR-22

       Notes to Consolidated Financial Statements ....................AR-32

       Report  of  Independent  Accountants   ........................AR-48

     * Incorporated by reference to the indicated pages of the 1999 Annual Report to Shareholders. With the exception of this information and the information incorporated in Items 5, 6, 7, 7A, 8 and 9, the 1999 Annual Report to Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K.

     Financial Statement Schedules

     All financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the fourth quarter of 1999.

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

                                                PRAXAIR, INC.
                                                (Registrant)



Date:  March 15, 2000
                                        /s/ J. Robert Vipond
                                        --------------------------------
                                        J. Robert Vipond
                                        Vice President and Controller
                                        (On behalf of the Registrant
                                        and as Chief Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 22, 2000.



 /s/ John A. Clerico                    /s/ H. William Lichtenberger
----------------------                  -----------------------------
John A. Clerico                         H. William Lichtenberger
Executive Vice President and            Chairman and Chief
Chief Financial Officer and             Executive Officer and Director
Director




/s/ Alejandro Achaval                   /s/ C. Fred Fetterolf                   /s/ Dale F. Frey
----------------------                  -----------------------------           ---------------------------
Alejandro Achaval                       C. Fred Fetterolf Dale                  F. Frey
Director                                Director                                Director



/s/ Claire W. Gargalli                  /s/ Ronald L. Kuehn, Jr.                /s/ Raymond W. LeBoeuf
----------------------                  -----------------------------           ---------------------------
Claire W. Gargalli                      Ronald L. Kuehn, Jr.                    Raymond W. LeBoeuf
Director                                Director                                Director



/s/ Benjamin F. Payton                  /s/ G. Jackson Ratcliffe, Jr.           /s/ H. Mitchell Watson, Jr.
----------------------                  -----------------------------           ---------------------------
Benjamin F. Payton                      G. Jackson Ratcliffe, Jr.               H. Mitchell Watson, Jr
Director                                Director                                Director


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

   *10.04 Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Filed as Exhibit 10.04 to the Company's 1998 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

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

   12.01          Computation of Ratio of Earnings to Fixed Charges.

   13.01 Praxair's 1999 Annual Report to Shareholders (such report, except for those portions which are expressly referred to in this Form 10-K, is furnished for the information of the Commission and is not deemed "filed" as part of this Form 10-K).

   21.01          Subsidiaries of Praxair, Inc.

   23.01          Consent of Independent Accountants.

   27.01          Financial Data Schedule.


Copies of exhibits incorporated by reference can be obtained from the SEC and are located in SEC File No. 1-11037.

* Indicates a management contract or compensatory plan or arrangement.