Form 10-Q
period 2000-03-31
PRAXAIR INC
filed 2000-05-02
CIK 884905

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 For the quarterly period ended March 31, 2000
                              ---------------
                                     OR

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

                              Yes [X]         No [ ]

At March 31, 2000, 157,652,803 shares of common stock ($.01 par value) of the Registrant were outstanding.

                           Forward-looking statements
                           --------------------------

The forward-looking statements contained in this document concerning, among other things, projected capital and acquisition spending, sales and earnings growth, volume increases, the impact of new technology in the marketplace, tax planning initiatives and effective tax rates, the commercial success of MetFabCity, Inc., the impact and timing of the White Martins tender offer in Brazil, the impact of economic conditions, including currency movements, management's assessment of the impact of the Euro Conversion, and market risks and sensitivity analyses disclosures relating to financial instruments all involve risks and uncertainties, and are subject to change based on various factors, including the impact of changes in worldwide and national economies, foreign currency movements, pricing fluctuations for the company's products, changes in interest rates, the continued timely development and acceptance of new products and services, the impact of competitive products and pricing, the ability to continue to develop potential acquisition opportunities, and the impact of tax and other legislation and regulation in the jurisdictions in which the Company operates.

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

    Consolidated Statement of Income - Praxair, Inc. and Subsidiaries Quarter Ended March 31, 2000 and 1999 (Unaudited)

    Condensed Consolidated Balance Sheet - Praxair, Inc. and Subsidiaries March 31, 2000 (Unaudited) and December 31, 1999

    Condensed Consolidated Statement of Cash Flows - Praxair, Inc. and Subsidiaries Quarter Ended March 31, 2000 and 1999 (Unaudited)

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

Signature

Exhibit Index

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         PRAXAIR, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

(Millions of dollars, except per share data)
                                                Quarter Ended
                                                   March 31
                                              ----------------
                                                2000     1999
                                              -------  -------
SALES .....................................   $1,230   $1,118
Cost of sales, exclusive of
  depreciation and amortization ...........      722      652
Selling, general and administrative .......      167      155
Depreciation and amortization .............      118      113
Research and development ..................       16       16
Other income-net ..........................        6       29
                                              -------  -------
OPERATING PROFIT ..........................      213      211
Interest expense ..........................       52       57
                                              -------  -------
INCOME BEFORE INCOME TAXES ................      161      154
Income taxes ..............................       37       35
                                              -------  -------
INCOME OF CONSOLIDATED ENTITIES ...........      124      119
Minority interests ........................      (12)     (13)
Income from equity investments ............        2        2
                                              -------  -------
INCOME BEFORE ACCOUNTING CHANGE ...........      114      108
Cumulative effect of an accounting change..        -      (10)
                                              -------  -------
NET INCOME ................................   $  114   $   98
                                              =======  =======
PER SHARE DATA:
Basic earnings per share:
 Before accounting change .................   $ 0.72   $ 0.68
 Accounting change ........................        -     (.06)
                                              -------  -------
 Net Income ...............................   $ 0.72   $ 0.62
                                              =======  =======
Diluted earnings per share:
 Before accounting change .................   $ 0.71   $ 0.67
 Accounting change ........................        -     (.06)
                                              -------  -------
 Net Income ...............................   $ 0.71   $ 0.61
                                              =======  =======
Cash dividends per share ..................   $ 0.155  $ 0.14
                                              =======  =======

WEIGHTED AVERAGE SHARES OUTSTANDING (000'S):
Basic shares outstanding ..................   159,433  158,138
Diluted shares outstanding ................   161,575  161,819

The accompanying notes are an integral part of these financial statements.

                         PRAXAIR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

(Millions of dollars)
                                                    March 31,
                                                      2000       December 31,
                                                   (Unaudited)       1999
                                                   -----------   ------------
ASSETS

Cash and cash equivalents .......................    $    25       $    76
Accounts receivable .............................        891           848
Inventories .....................................        316           310
Prepaid and other ...............................        103           101
                                                     -------       -------
     TOTAL CURRENT ASSETS .......................      1,335         1,335

Property, plant and equipment-net ...............      4,780         4,720
Other assets ....................................      1,684         1,667
                                                     -------       -------
     TOTAL ASSETS ...............................    $ 7,799       $ 7,722
                                                     =======       =======

LIABILITIES AND EQUITY

Accounts payable ................................    $   353       $   361
Short-term debt .................................        848           756
Current portion of long-term debt ...............        121           128
Other current liabilities .......................        459           480
                                                     -------       -------
     TOTAL CURRENT LIABILITIES ..................      1,781         1,725

Long-term debt ..................................      2,107         2,111
Other long-term obligations .....................      1,149         1,162
                                                     -------       -------
     TOTAL LIABILITIES ..........................      5,037         4,998

Minority interests ..............................        371           359
Preferred stock .................................         75            75
Shareholders' equity ............................      2,316         2,290
                                                     -------       -------
     TOTAL LIABILITIES AND EQUITY ...............    $ 7,799       $ 7,722
                                                     =======       =======


The accompanying notes are an integral part of these financial statements.

                        PRAXAIR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

(Millions of dollars)
                                                      Quarter ended March 31,
                                                     -------------------------
                                                         2000          1999
                                                     -----------   -----------
OPERATIONS

  Net income .....................................    $  114        $   98
  Adjustments:
    Depreciation and amortization ................       118           113
    Deferred income taxes ........................        22            10
    Working capital ..............................       (89)          (23)
    Long-term assets and liabilities .............       (26)          (48)
    Other non-cash charges .......................        10            16
                                                      -------       -------
      Net cash provided by operating activities ..       149           166
                                                      -------       -------
INVESTING

  Capital expenditures ...........................      (159)         (141)
  Acquisitions ...................................        (5)           (6)
  Divestitures and asset sales ...................         2            82
                                                     --------      --------
      Net cash used for investing activities .....      (162)          (65)
                                                     --------      --------
FINANCING

  Short-term borrowings-net ......................        91           (39)
  Long-term borrowings ...........................         3             6
  Long-term debt repayments ......................       (17)         (115)
  Minority transactions and other ................       (11)           68
  Issuances of common stock ......................        64            14
  Purchases of common stock ......................      (144)          (19)
  Cash dividends .................................       (24)          (22)
                                                     --------      --------
      Net cash used for financing activities......       (38)         (107)
                                                     --------      --------
Effect of exchange rate changes on cash and
  cash equivalents ...............................         -             -
                                                     --------      --------
Change in cash and cash equivalents ..............       (51)           (6)
Cash and cash equivalents beginning-of-year.......        76            34
                                                     --------      --------
Cash and cash equivalents end-of-period ..........   $    25       $    28
                                                     ========      ========


The accompanying notes are an integral part of these financial statements.

                           PRAXAIR, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Presentation of Condensed Consolidated Financial Statements

        In the opinion of Praxair, Inc. (Praxair) management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consisted of only normal recurring adjustments. The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to the consolidated financial statements of Praxair, Inc. and subsidiaries in Praxair's 1999 Annual Report. Certain prior years' amounts have been reclassified to conform to the current years' presentation.

2.   Accounting Change

        In accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," Praxair recorded an after-tax charge of $10 million in the first quarter of 1999 as the cumulative effect of an accounting change.

3.   Special Items

        During the first quarter of 2000, Praxair initiated a program to reposition the Surface Technologies operations as a result of adverse market conditions in the aerospace original equipment and computer disk drive markets. Praxair recorded a $5 million charge to other income-net, including approximately $4 million for employee severance costs and over $1 million related to other exit costs. The program includes the closure of two U.S. facilities and headcount reductions of approximately 160 employees located at these facilities and others. As of March 31, 2000, the cash expenditures charged to this accrual were approximately $1 million and the balance is expected to be paid out within the next year.

        At March 31, 2000, the remaining accrual balance related to the 1996 and 1997 special charges was $12 million (see Note 9 to Praxair's 1999 consolidated financial statements).

4.   Inventories

     The following is a summary of Praxair's consolidated inventories:

     (Millions of dollars)
                                      March 31,
                                        2000       December 31,
                                     (Unaudited)       1999
                                     -----------   ------------
    Raw materials and supplies......    $ 108          $ 104
    Work in process.................       55             50
    Finished goods..................      153            156
                                        -----          -----
                                        $ 316          $ 310
                                        =====          =====

5.   Shareholders' Equity

     Changes in Shareholders' Equity were as follows:

(Thousands of shares)
                                             Common      Treasury
                                          Stock Issued     Stock

                                          ------------   ---------
Balance, January 1, 2000................     164,215       5,168
Common stock activity (a) ..............       1,113       2,507
                                            ---------    --------
Balance, March 31, 2000.................     165,328       7,675
                                            =========    ========


(Millions of dollars)                                           Accumulated
                                    Additional                  Other
                             Common Paid-In   Treasury Retained Comprehensive
                             Stock  Capital   Stock    Earnings Income(Loss) Total
                             ------ --------- -------- -------- ----------- -------
Balance, January 1, 2000 .... $ 2   $1,613    $(219)   $1,722      $(828)   $2,290

Net income ..................                             114                  114
Translation adjustments......                                         16        16
                                                                            -------
Comprehensive income(b)                                                        130
Dividends - common stock.....                             (24)                 (24)
Common stock activity (a)....           11      (91)                           (80)
                              ---   ------    ------   -------     ------   -------
Balance, March 31, 2000 ..... $ 2   $1,624    $(310)   $1,812      $(812)   $2,316
                              ===   ======    ======   =======     ======   =======

(a)  Relates  to issuances of common  stock for the  Dividend  Reinvestment  and
     Stock  Purchase  Plan,   employee   savings  and  incentive   plans,   and
     issuances/purchases of common stock.

(b) Comprehensive income (loss) for the quarter ended March 31, 1999 was $(253) million. The loss was mainly caused by the significant currency movements in Brazil.

       During the quarter ended March 31, 2000, Praxair granted options for 2,116,545 shares of common stock having option prices ranging from $33.31 to $53.56 per share (weighted average of $43.74), the closing market price of Praxair's common stock on the day of the grants. At March 31, 2000 there were 14,283,810 shares under option at prices ranging from $9.80 to $56.13 per share (weighted average of $34.66) of which options for 8,111,070 shares were exercisable at prices ranging from $9.80 to $56.13 per share (weighted average of $29.19). During the quarter ended March 31, 2000, 480,565 options were exercised.

6.  Debt and Financial Instruments

      Debt - The following is a summary of Praxair's outstanding debt at March 31, 2000 and December 31, 1999:

(Millions of dollars)                        March 31,
                                               2000      December 31,
                                           (Unaudited)       1999
                                           -----------   ------------
Short-term:
  Commercial paper and U.S. borrowings......  $  712       $  632
  Canadian borrowings.......................      13            6
  South American borrowings.................      67           65
  Other international borrowings............      56           53
                                             -------      -------
Total short-term debt.......................     848          756
Long-term:
U.S.:

  6.25%  Notes due 2000.....................      75           75
  6.70%  Notes due 2001.....................     250          250
  6.625% Notes due 2003.....................      75           75
  6.75%  Notes due 2003.....................     300          300
  6.15%  Notes due 2003.....................     250          250
  6.85%  Notes due 2005.....................     150          150
  6.90%  Notes due 2006.....................     250          250
  6.625% Notes due 2007.....................     250          250
  8.70%  Debentures due 2022
         (Redeemable after 2002)............     300          300
  Other borrowings..........................      32           32
Canadian subsidiary borrowings..............     179          177
South American subsidiary borrowings........      72           81
Other international borrowings..............      45           49
                                              -------      -------
                                               2,228        2,239
Less: current portion of long-term debt.....     121          128
                                              -------      -------
Total long-term debt........................   2,107        2,111
                                              -------      -------
Total debt..................................  $3,076       $2,995
                                              =======      =======

        Praxair has available a $1.5 billion credit agreement which expires in December 2000 and is used to support commercial paper and other short-term U.S. bank borrowings. No borrowings were outstanding under this credit agreement at March 31, 2000 or December 31, 1999.

        Financial Instruments - At March 31, 2000, Praxair had $80 million notional amount of interest rate swap agreements that effectively convert variable rate debt to fixed rate debt. These agreements mature in 2001. Praxair is also a party to currency exchange forward contracts to manage its exposure to changing currency exchange rates. At March 31, 2000 Praxair had $294 million of currency exchange forward contracts outstanding: $190 million to hedge recorded balance sheet exposures, $13 million to hedge firm commitments (generally for the purchase of equipment related to construction projects) and $91 million to hedge future net income. Additionally, there are $50 million notional value of currency exchange contracts that effectively offset. These contracts all mature within one year.

        During the quarter ended March 31, 1999, Praxair sold and leased back certain U.S. distribution equipment for $80 million (see Note 11 to Praxair's 1999 consolidated financial statements).

7.   Earnings Per Share

        Basic earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents. The difference between the number of shares used in the basic earnings per share calculation compared to the diluted earnings per share calculation is due to the dilutive effect of outstanding stock options. Stock options for 6,014,880 shares were not included in the computation of diluted earnings per share for the quarter ended March 31, 2000 (4,564,695 shares in the 1999 first quarter) because the exercise prices were greater than the average market price of the common stock.

8.   1999 Brazilian Currency Hedge Agreements

        In early January 1999, Praxair entered into currency exchange forward contracts totaling $325 million notional value for estimated Brazilian net income in 1999 and to hedge a portion of its net investment. The net income hedge agreements were settled during the first quarter of 1999 resulting in a pre-tax gain of $21 million ($14 million after tax and minority interest). The net investment hedge contracts were either closed out or settled in the first quarter of 1999 resulting in a gain of approximately $60 million (after tax and minority interest) which was recognized on the balance sheet in the accumulated other comprehensive income(loss) (cumulative translation adjustment) component of shareholders' equity. Approximately $50 million related to the settled investment hedges was received in the first quarter of 1999 and is shown in the financing section of the condensed consolidated statement of cash flows under the caption "Minority transactions and other."

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results

(Dollar amounts in millions)
                                                               Percent
Quarter Ended March 31,                      2000    1999(a)    Change
--------------------------------------      ------   -------   --------
Sales.................................      $1,230   $1,118     + 10%
Selling, general and administrative...      $  167   $  155     +  8%
Depreciation and amortization.........      $  118   $  113     +  4%
Operating profit......................      $  213   $  211     +  1%
Interest expense......................      $   52   $   57     -  9%
Income taxes..........................      $   37   $   35     +  6%
Effective tax rate....................          23%      23%       -%
Income before accounting change.......      $  114   $  108     +  6%

Excluding one-time hedge gain in Brazil:

Operating profit......................      $  213   $  190     + 12%
Income taxes..........................      $   37   $   33     + 12%
Effective tax rate....................          23%      25%    -  2%
Income before accounting change.......      $  114   $   94     + 21%

(a) The results for the first quarter 1999 include a $21 million operating profit benefit ($14 million after-tax and minority interests) from net income hedges in Brazil which do not recur in 2000. The amounts shown above under the section "Excluding one-time hedge gain in Brazil" exclude the impacts of these hedge gains.

The sales increase of 10% for the quarter was due primarily to industrial gases volume growth in North America, Europe, South America and Asia; acquisitions in the Surface Technologies segment; and price improvements in North and South America. These increases were partially offset by unfavorable currency translation impacts, primarily in Europe; and volume declines for Global Supply Systems business.

Operating profit increased 12% for the quarter, excluding the 1999 one-time hedge gain in Brazil. This was due primarily to the sales increase described above and productivity improvements, partly offset by the impact of cost inflation. As a percentage of sales, selling, general and administrative expenses were 13.6% in the quarter ended March 31, 2000 as compared to 13.9% in the 1999 quarter due primarily to productivity improvements, partly offset by cost inflation, higher business development and incentive plan costs. The increase in depreciation and amortization expense reflects the impact of new projects coming on-stream, as well as Surface Technologies acquisitions. Other income-net decreased by $23 million for the 2000 quarter due primarily to a non-recurring $21 million hedge gain in Brazil in the 1999 quarter. The 2000 quarter includes a $5 million recovery from the cash settlement of litigation related to a previously divested business, offset by a $5 million charge relating to severance and other exit costs in the Surface Technologies segment.

Income before accounting change for the quarter increased $20 million or 21%, excluding the one-time hedge gain in Brazil. This increase was due principally to the higher operating profit described above and decreased interest expense. Interest expense decreased $5 million or 9% due to lower debt levels in South America and lower interest rates in Brazil. Based on an overall assessment of Praxair's global tax position and business strategies, the effective tax rate was lowered to 23% in 2000 from 25% in 1999, excluding the impact of the Brazilian hedge gain in 1999.

The number of employees at March 31, 2000 was approximately 23,900 which reflects a decrease of approximately 200 from December 31, 1999. The decrease is principally the result of headcount reductions in the Surface Technologies business and continued productivity improvement initiatives in South America.

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows (for a description of Praxair's operating segments, refer to Note 2 to the consolidated financial statements included in Praxair's 1999 annual report to shareholders):

(Dollar amounts in millions)

                           Quarter Ended March 31,  Percent
                            2000           1999     Change
                           ------         ------    -------
SALES

  North America           $  722         $  661      + 9%
  South America              186            168      +11%
  Europe                     130            133      - 2%
  Surface Technologies       147            111      +32%
  All Other                   45             45        -%
                          ------         ------
                          $1,230         $1,118      +10%
                          ======         ======
OPERATING PROFIT
  North America           $  139         $  121      +15%
  South America (a)           39             53      -26%
  Europe                      32             30      + 7%
  Surface Technologies (b)    11             20      -45%
  All Other (b)               (1)            (7)     +86%
  Corporate                   (7)            (6)     -17%
                          -------        -------
                          $  213         $  211      + 1%
                          =======        =======

(a) The 1999 quarter includes a one-time $21 million operating profit benefit from net income hedges in Brazil which do not recur in 2000.

(b) The quarter ended March 31, 2000 for Surface Technologies includes a $5 million charge relating to severance costs and other exit costs (see Note 3 to the condensed consolidated financial statements). The All Other segment results for the 2000 quarter include a $5 million recovery from the cash settlement of litigation related to a previously divested business.

North America
-------------
Sales for the current quarter increased 9% as compared to the quarter ended March 31, 1999 reflecting strong sales increases in all geographies - U.S., Canada and Mexico. Overall, this increase is due to 6% volume growth, price improvements of 2% and favorable currency impacts.

Operating profit increased 15% for the quarter primarily due to the increased sales and benefits of productivity improvements, partly offset by cost inflation and higher incentive compensation expenses.

South America
-------------
Sales for the quarter ended March 31, 2000 increased 11% primarily due to pricing improvements of about 7% and volume increases of about 6%, partially offset by unfavorable currency effects.

Operating profit for the quarter ended March 31, 2000 increased $7 million, or 22%, compared to the first quarter 1999 excluding the impact of the net income hedges in 1999, due to productivity improvement initiatives and the sales increase, partially offset by cost inflation.

In December 1999, Praxair made a tender offer for the remaining 23.43% of the shares of White Martins that it does not already own. If all shares are tendered at the price offered, the total cost would be approximately $250 million (assuming an exchange rate of 1.80 Reais per U.S. Dollar). The impact on Praxair's results of operations will be to increase interest expense and decrease the minority interests' share of income and is not expected to be significant to Praxair's net income. The tender offer process is now expected to be completed in early May 2000.

Europe
------
Sales for the quarter ended March 31, 2000 decreased 2% as compared to the first quarter of 1999 due primarily to unfavorable currency translation effects, partially offset by a 10% sales volume growth which reflects a strong performance in Spain and Italy. Excluding the currency translation effects, sales increased by approximately 11% for the quarter ended March 31, 2000 versus 1999.

Operating profit for the quarter ended March 31, 2000 increased 7% as compared to the first quarter of 1999 due to the sales volume impacts discussed above partially offset by negative currency translation effects. Excluding the currency translation effects, operating profit increased by 13% for the quarter ended March 31, 2000.

Surface Technologies
--------------------
Recently, Praxair's Surface Technologies business has experienced adverse market conditions in the aerospace original equipment and computer disk drive markets which mask good growth in other markets. As a result, operating results and margins were down significantly from the previous year. Consequently, during the quarter, Praxair implemented a major program to reposition the business, including headcount reductions and the closing of two facilities. This program resulted in a $5 million charge in the 2000 first quarter (see Note 3 to the condensed consolidated financial statements for additional information related to this charge).

Sales for the quarter ended March 31, 2000 increased 32% as compared to the first quarter of 1999 primarily due to the impact of 1999 acquisitions which added 39% to overall growth, partly offset by price decreases and unfavorable currency impacts.

Operating profit for the quarter ended March 31, 2000 decreased 20% as compared to the first quarter of 1999, excluding the $5 million charge for severance and other exit costs in 2000. This decrease reflects pricing pressures, cost inflation and negative currency impacts, partly offset by the contribution from acquisitions.

All Other
---------
Sales for the quarter ended March 31, 2000 as compared to the 1999 period were flat. Asia experienced 36% sales growth due primarily to volume growth and new plants coming on stream in China and India. This increase was offset by a decline in Global Supply System sales due to a decrease in the volume of third party equipment sales. The level of activity for Global Supply Systems is reflective of the overall capacity in the industry and local economic conditions, and is subject to fluctuations from one period to the next.

Operating Profit for the quarter ended March 31, 2000 increased by $6 million as compared to the first quarter of 1999 due primarily to a $5 million recovery from the cash settlement of litigation related to a previously divested business. Improvements in Asia and Global Supply Systems were partly offset by business development costs primarily related to Praxair's e-business programs, including MetFabCity, Inc.

Liquidity, Capital Resources and Other Financial Data

(Millions of dollars)

Quarter Ended March 31,                    2000     1999
--------------------------------------    ------   ------
NET CASH PROVIDED BY (USED FOR)

OPERATING ACTIVITIES:
Net income plus depreciation
  and amortization....................    $  232   $  211
Working capital.......................       (89)     (23)
Other - net...........................         6      (22)
                                          -------  -------
Total from operating activities.......    $  149   $  166
                                          =======  =======
INVESTING ACTIVITIES:
Capital expenditures..................    $ (159)  $ (141)
Acquisitions..........................        (5)      (6)
Divestitures and asset sales..........         2       82
                                          -------  ------
Total used for investing .............    $ (162)  $  (65)
                                          =======  =======
FINANCING ACTIVITIES:
Debt increases (reductions)...........    $   77   $ (148)
Minority transactions and other.......       (11)      68
Issuances (purchases) of stock, net...       (80)      (5)
Cash dividends........................       (24)     (22)
                                           -------  -------
Total used for financing..............    $  (38)  $ (107)
                                           =======  =======
(Dollar amounts in millions)
                                        March 31, December 31,
DEBT-TO-CAPITAL RATIO                      2000      1999
--------------------------------------  --------- ------------
Debt..................................    $3,076   $2,995
Capital*..............................    $5,838   $5,719
Debt-to-capital ratio.................      52.7%    52.4%

*Includes debt, minority interests, preferred stock and shareholders' equity.

Cash Flow From Operations
-------------------------
Cash flow from operations decreased to $149 million in the first quarter 2000 versus $166 million in 1999, primarily due to higher working capital requirements reflecting the sales growth and higher payments for incentive compensation programs in 2000.

Investing
---------
Cash flow used for investing in the first quarter of 2000 totaled $162 million, an increase of $97 million from the 1999 quarter. This increase was due primarily to lower proceeds from divestitures and asset sales and higher capital expenditures.

Capital expenditures for the first quarter of 2000 totaled $159 million, up $18 million from the corresponding quarter in 1999. The increase in capital expenditures is primarily in Canada and Mexico and is a function of timing.

Acquisition expenditures for the first quarter of 2000 totaled $5 million, essentially flat with the 1999 quarter. Acquisition expenditures for the first quarter of 2000 include the buyout of a minority interest in South America and acquisitions in South America and the Surface Technologies business. The 1999 acquisition expenditures related to an acquisition in the Surface Technologies business.

Divestiture and asset sales totaled $2 million, a decrease of $80 million from the 1999 quarter. This change is primarily attributed to the sale leaseback transaction in the United States during 1999 (see Note 6 to the condensed consolidated financial statements).

On a worldwide basis, capital and acquisition expenditures for the full year 2000 are expected to be about $800 million. This estimate excludes any impacts from the White Martins tender offer (see Segment discussion-South America).

Financing
---------
At March 31, 2000, Praxair's total debt outstanding was $3,076 million, an increase of $81 million versus December 31, 1999. This increase is primarily attributed to share repurchases during the quarter and the operating and investing activities discussed above. As of March 31, 2000, there were no borrowings under Praxair's $1.5 billion U.S. bank credit facility.

As scheduled, in April 2000, Praxair redeemed 550,000 outstanding shares of its 7.48% Cumulative Series A Preferred Stock, at a price of $100 per share or a total redemption value of $55 million. Also, during 2000, Praxair intends to enter into a new U.S. bank credit facility to replace the existing facility which expires in December 2000.

Praxair's debt-to-capital ratio increased from 52.4% at December 31, 1999 to 52.7% at March 31, 2000 due to the increase in debt.

Euro Conversion

Refer to Euro Conversion in the Management's Discussion and Analysis section of Praxair's 1999 Annual Report.

Impact of Recently Issued Accounting Standards

See Note 1 to Praxair's 1999 Annual Report relating to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to the Market Risks and Sensitivity Analyses in the Management's Discussion and Analysis section of Praxair's 1999 Annual Report.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

The Annual Meeting of the Shareholders of Praxair, Inc. was held on April 25, 2000. At that meeting, four directors were elected. The vote was as follows:

Election of Directors:

       NOMINEE                 VOTES FOR       VOTES WITHHELD
-------------------------     -----------      --------------
C. Fred Fetterolf             142,391,454         1,399,183
Claire W. Gargalli            142,506,563         1,284,074
G. Jackson Ratcliffe, Jr.     142,545,903         1,244,734
Dennis H. Reilley             142,508,405         1,282,232

In addition to the foregoing elected directors, the terms of office for the following individuals continue after the meeting:

Alejandro Achaval
Dale F. Frey
Ronald L. Kuehn, Jr.
Raymond W. LeBoeuf

H. William Lichtenberger
Benjamin F. Payton
H. Mitchell Watson, Jr.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

27.  Financial Data Schedule

Reports on Form 8-K

No reports on Form 8-K were filed during the first quarter of 2000.

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




Date:       May 2, 2000              By:      /s/J. Robert Vipond
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