Form 10-Q
period 2000-06-30
PRAXAIR INC
filed 2000-08-04
CIK 884905

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2000
                                   ---------------
                                     OR

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

                              Yes [X]         No [ ]

At June 30, 2000, 158,060,040 shares of common stock ($.01 par value) of the Registrant were outstanding.

                           Forward-looking statements
                           --------------------------

The forward-looking statements contained in this document concerning, among other things, projected capital spending, the impact of energy costs in North America, sales and earnings growth, volume increases, the impact of new technology in the marketplace, tax planning initiatives and effective tax rates, the commercial success of MetFabCity, Inc., the impact of the White Martins tender offer in Brazil, the impact of economic conditions, including currency movements, management's assessment of the impact of the Euro Conversion, and market risks and sensitivity analyses disclosures relating to financial instruments involve risks and uncertainties, and are subject to change based on various factors, including the impact of changes in worldwide and national economies, foreign currency movements, pricing fluctuations for the company's products, changes in interest rates, the continued timely development and acceptance of new products and services, the impact of competitive products and pricing, the ability to continue to develop potential acquisition opportunities, and the impact of tax and other legislation and regulation in the jurisdictions in which the Company operates.

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

    Consolidated Statement of Income - Praxair, Inc. and Subsidiaries Quarter and Six Months Ended June 30, 2000 and 1999 (Unaudited)

    Condensed Consolidated Balance Sheet - Praxair, Inc. and Subsidiaries June 30, 2000 (Unaudited) and December 31, 1999

    Condensed Consolidated Statement of Cash Flows - Praxair, Inc. and Subsidiaries Six Months Ended June 30, 2000 and 1999 (Unaudited)

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

Signature

Exhibit Index

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         PRAXAIR, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

(Millions of dollars, except per share data)
                                           Quarter Ended     Six Months Ended
                                              June 30,           June 30,
                                          ----------------   ----------------
                                            2000     1999      2000     1999
                                          -------  -------   -------  -------
SALES ..................................  $1,265   $1,149    $2,495   $2,267
Cost of sales, exclusive of
  depreciation and amortization ........     761      673     1,483    1,325
Selling, general and administrative ....     162      170       329      325
Depreciation and amortization ..........     118      111       236      224
Research and development ...............      16       17        32       33
Other income-net .......................      11       23        17       52
                                          -------  -------   -------  -------
OPERATING PROFIT .......................     219      201       432      412
Interest expense .......................      57       50       109      107
                                          -------  -------   -------  -------
INCOME BEFORE INCOME TAXES .............     162      151       323      305
Income taxes ...........................      37       37        74       72
                                          -------  -------   -------  -------
INCOME OF CONSOLIDATED ENTITIES ........     125      114       249      233
Minority interests .....................      (6)     (10)      (18)     (23)
Income from equity investments .........       3        3         5        5
                                          -------  -------   -------  -------
INCOME BEFORE ACCOUNTING CHANGE ........     122      107       236      215
Cumulative effect of an accounting change      -        -         -      (10)
                                          -------  -------   -------  -------
NET INCOME .............................  $  122   $  107    $  236   $  205
                                          =======  =======   =======  =======
PER SHARE DATA:
Basic earnings per share:
  Before accounting change..............  $ 0.77   $ 0.67    $ 1.49   $ 1.35
  Accounting change ....................       -        -         -     (.06)
                                          -------  -------   -------  -------
  Net income                              $ 0.77   $ 0.67    $ 1.49   $ 1.29
                                          =======  =======   =======  =======
Diluted earnings per share:
 Before accounting change...............  $ 0.76   $ 0.66    $ 1.47   $ 1.33
 Accounting change......................       -        -         -     (.06)
                                          -------  -------   -------  -------
 Net income.............................  $ 0.76   $ 0.66    $ 1.47   $ 1.27
                                          =======  =======   =======  =======
Cash dividends per share ...............  $ 0.155  $ 0.14    $ 0.31   $ 0.28
                                          =======  =======   =======  =======

WEIGHTED AVERAGE SHARES OUTSTANDING (000'S):
Basic shares outstanding ...............  158,515  159,363   158,974  158,750
Diluted shares outstanding .............  160,629  162,641   161,102  161,825

The accompanying notes are an integral part of these financial statements.

                        PRAXAIR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

(Millions of dollars)
                                                    June 30,
                                                      2000       December 31,
                                                   (Unaudited)       1999
                                                   -----------   ------------
ASSETS

Cash and cash equivalents .......................    $    25       $    76
Accounts receivable .............................        917           848
Inventories .....................................        309           310
Prepaid and other ...............................        118           101
                                                     -------       -------
     TOTAL CURRENT ASSETS .......................      1,369         1,335

Property, plant and equipment-net ...............      4,796         4,720
Other assets ....................................      1,707         1,667
                                                     -------       -------
     TOTAL ASSETS ...............................    $ 7,872       $ 7,722
                                                     =======       =======

LIABILITIES AND EQUITY

Accounts payable ................................    $   332       $   361
Short-term debt .................................        242           756
Current portion of long-term debt ...............        276           128
Other current liabilities .......................        461           480
                                                     -------       -------
     TOTAL CURRENT LIABILITIES ..................      1,311         1,725

Long-term debt ..................................      2,883         2,111
Other long-term obligations .....................      1,145         1,162
                                                     -------       -------
     TOTAL LIABILITIES ..........................      5,339         4,998

Minority interests ..............................        164           359
Preferred stock .................................         20            75
Shareholders' equity ............................      2,349         2,290
                                                     -------       -------
     TOTAL LIABILITIES AND EQUITY ...............    $ 7,872       $ 7,722
                                                     =======       =======


The accompanying notes are an integral part of these financial statements.

                      PRAXAIR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

(Millions of dollars)

                                                    Six Months Ended June 30,
                                                    -------------------------
                                                        2000          1999
                                                    ----------    ----------
OPERATIONS
  Net income .....................................    $  236        $  205
  Adjustments:
    Depreciation and amortization ................       236           224
    Deferred income taxes ........................        41            19
    Working capital ..............................      (137)           22
    Long-term assets and liabilities .............       (63)          (71)
    Other non-cash charges .......................        11            20
                                                      -------       -------
      Net cash provided by operating activities ..       324           419
                                                      -------       -------
INVESTING
  Capital expenditures ...........................      (349)         (305)
  Acquisitions ...................................      (255)           (7)
  Divestitures and asset sales ...................         4            88
                                                     --------      --------
      Net cash used for investing activities .....      (600)         (224)
                                                     --------      --------
FINANCING
  Short-term borrowings (repayments)- net.........       514          (183)
  Long-term borrowings ...........................        14            21
  Long-term debt repayments ......................      (124)         (110)
  Minority transactions and other ................       (69)           75
  Issuances of common stock ......................        83            77
  Purchases of common stock ......................      (144)          (19)
  Cash dividends .................................       (49)          (44)
                                                     --------      --------
      Net cash provided by (used for)
          financing activities ...................       225          (183)
                                                     --------      --------
Effect of exchange rate changes on cash and
  cash equivalents ...............................         -            (1)
                                                     --------      --------
Change in cash and cash equivalents ..............       (51)           11
Cash and cash equivalents beginning-of-year.......        76            34
                                                     --------      --------
Cash and cash equivalents end-of-period ..........   $    25       $    45
                                                     ========      ========

Supplemental Data:
Short-term debt classified as long-term (Note 6)..   $ 1,029       $     -



The accompanying notes are an integral part of these financial statements.

                        PRAXAIR, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Presentation of Condensed Consolidated Financial Statements

        In the opinion of Praxair, Inc. (Praxair) management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consisted of only normal recurring adjustments, with the exception of the Colombian sales adjustment (see Management's Discussion and Analysis Segment Discussion - South America). The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to the consolidated financial statements of Praxair, Inc. and subsidiaries in Praxair's 1999 Annual Report. Certain prior years' amounts have been reclassified to conform to the current year's presentation.

2. Accounting Change

        In accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," Praxair recorded an after-tax charge of $10 million in the first quarter of 1999 as the cumulative effect of an accounting change.

3.  Special Items

        During the first quarter of 2000, Praxair initiated a program to reposition the Surface Technologies operations as a result of adverse market conditions in the aerospace original equipment and computer disk drive markets. Praxair recorded a $5 million charge to other income-net, including approximately $4 million for employee severance costs and over $1 million related to other exit costs. The program includes the closure of two U.S. facilities and headcount reductions of approximately 160 employees located at these facilities and others. For the quarter and six months ended June 30, 2000, the cash expenditures charged to this accrual were approximately $1 million and $2 million, respectively and the balance is expected to be paid out within the next year.

        At June 30, 2000, the remaining accrual balance related to the 1996 and 1997 special charges was $11 million (see Note 9 to Praxair's 1999 consolidated financial statements).

4.   Inventories

     The following is a summary of Praxair's consolidated inventories:
     (Millions of dollars)
                                         June 30, 2000
                                          (Unaudited)      December 31, 1999
                                         -------------     -----------------
    Raw materials and supplies......        $ 108               $ 104
    Work in process.................           56                  50
    Finished goods..................          145                 156
                                            -----               -----
                                            $ 309               $ 310
                                            =====               =====

5.   Shareholders' Equity

     Changes in Shareholders' Equity were as follows:

(Thousands of shares)
                                             Common      Treasury
                                          Stock Issued     Stock
                                          ------------   ---------
Balance, January 1, 2000................     164,215       5,168
Common stock activity (a)...............       1,378       2,365
                                            ---------    --------
Balance, June 30, 2000.................      165,593       7,533
                                            =========    ========


(Millions of dollars)                                           Accumulated
                                    Additional                  Other
                             Common Paid-In   Treasury Retained Comprehensive
                              Stock Capital   Stock    Earnings Income(Loss) Total
                             ------ --------- -------- -------- ----------- -------
Balance, January 1, 2000 .... $ 2   $1,613    $(219)   $1,722      $(828)   $2,290

Net income ..................                             236                  236
Translation adjustments......                                        (67)      (67)
                                                                            -------
Comprehensive income(b)......                                                  169
Dividends - common stock.....                             (49)                 (49)
Common stock activity (a)....           23      (84)                           (61)
                              ---   ------    ------   -------     ------   -------
Balance, June 30, 2000 ...... $ 2   $1,636    $(303)   $1,909      $(895)   $2,349
                              ===   ======    ======   =======     ======   =======

(a)   Relates to issuances of common  stock for the  Dividend  Reinvestment  and
      Stock  Purchase  Plan,   employee   savings  and  incentive  plans,  and
      issuances/purchases of common stock.

(b) Comprehensive income (loss) for the quarter and six months ended June 30, 2000 was $39 million and $169 million, respectively, as compared to $70 million and $(183) million, respectively, in the 1999 periods. The 1999 loss was primarily caused by currency movements in Brazil.

       During the quarter and six months ended June 30, 2000, Praxair granted options for 37,100 and 2,153,645 shares, respectively, of common stock having option prices ranging from $33.31 to $53.56 per share (weighted average of $43.70), the closing market price of Praxair's common stock on the day of the grants. At June 30, 2000 there were 14,187,685 shares under option at prices ranging from $9.80 to $56.13 per share (weighted average of $34.79) of which options for 8,054,045 shares were exercisable at prices ranging from $9.80 to $56.13 per share (weighted average of $29.49). During the quarter and six months ended June 30, 2000, 107,725 and 588,290 options were exercised, respectively.

6.  Debt and Financial Instruments

    Debt - The following is a summary of Praxair's outstanding debt at June 30, 2000 and December 31, 1999:

(Millions of dollars)                        June 30,
                                               2000      December 31,
                                           (Unaudited)       1999
                                           -----------   ------------
Short-term:
  Commercial paper and U.S. borrowings......  $    -       $  632
  Canadian borrowings.......................      13            6
  South American borrowings.................      81           65
  Other international borrowings............     148           53
                                             -------      -------
Total short-term debt.......................     242          756
Long-term:
U.S.:

  Commercial paper and U.S. borrowings......   1,029            -
  6.25%  Notes due 2000.....................       -           75
  6.70%  Notes due 2001.....................     250          250
  6.625% Notes due 2003.....................      75           75
  6.75%  Notes due 2003.....................     300          300
  6.15%  Notes due 2003.....................     250          250
  6.85%  Notes due 2005.....................     150          150
  6.90%  Notes due 2006.....................     250          250
  6.625% Notes due 2007.....................     250          250
  8.70%  Debentures due 2022
         (Redeemable after 2002)............     300          300
  Other borrowings..........................      33           32
Canadian subsidiary borrowings..............     178          177
South American subsidiary borrowings........      72           81
Other international borrowings..............      22           49
                                              -------      -------
                                               3,159        2,239
Less: current portion of long-term debt.....     276          128
                                              -------      -------
Total long-term debt........................   2,883        2,111
                                              -------      -------
Total debt..................................  $3,401       $2,995
                                              =======      =======



     On July 12, 2000 Praxair entered into two new credit agreements, that expire through 2005, totaling $1.5 billion to replace its previous credit agreement that was due to expire in December, 2000. The terms and financial covenants contained in the new credit agreements are not significantly different from the terms of its previous credit agreement (see Note 4 to Praxair's 1999 consolidated financial statements). At June 30, 2000 $1,029 million of short-term borrowings have been classified as long-term because of the Company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of its new credit agreements. No borrowings were outstanding under the credit agreements at June 30, 2000.

     On June 30, 2000 Praxair paid off the 6.25% Notes that were due on that date.

        Financial Instruments - At June 30, 2000, Praxair had $80 million notional amount of interest rate swap agreements that effectively convert variable rate debt to fixed rate debt. These agreements mature in 2001. Praxair is also a party to currency exchange forward contracts to manage its exposure to changing currency exchange rates. At June 30, 2000 Praxair had $318 million of currency exchange forward contracts outstanding: $243 million to hedge recorded balance sheet exposures, $8 million to hedge firm commitments (generally for the purchase of equipment related to construction projects) and $67 million to hedge future net income. Additionally, there are $57 million notional value of currency exchange contracts that effectively offset. These contracts all mature within one year.

        During the quarter ended March 31, 1999, Praxair sold and leased back certain U.S. distribution equipment for $80 million (see Note 11 to Praxair's 1999 consolidated financial statements).

7.      Earnings Per Share

        Basic earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents. The difference between the number of shares used in the basic earnings per share calculation compared to the diluted earnings per share calculation is due to the dilutive effect of outstanding stock options. Stock options for 6,001,705 and 6,024,205 shares were not included in the computation of diluted earnings per share for the quarter and six months ended June 30, 2000 (565,090 and 2,932,525 during the quarter and six months ended June 30, 1999), respectively, because the exercise prices were greater than the average market price of the common stock.

8.      South American Tender Offer

        During the second quarter of 2000, Praxair completed a tender offer resulting in its ownership interest in its Brazilian affiliate, White Martins, increasing from 76.57% at December 31, 1999 to approximately 97% at June 30, 2000. The purchase price of $221 million was financed with additional debt.

9.      1999 Brazilian Currency Hedge Agreements

        In early January 1999, Praxair entered into currency exchange forward contracts totaling $325 million notional value for estimated Brazilian net income in 1999 and to hedge a portion of its net investment. The net income hedge agreements were settled during the first quarter of 1999 resulting in a pre-tax gain of $21 million ($14 million after tax and minority interest). The net investment hedge contracts were either closed out or settled in the first quarter resulting in a gain of approximately $60 million (after tax and minority interest) which was recognized on the balance sheet in the accumulated other comprehensive income(loss) (cumulative translation adjustment) component of shareholders' equity. Approximately $89 million related to the settled investment hedges was received during the six-month period ended June
        30, 1999, and is shown in the financing section of the condensed consolidated statement of cash flows under the caption "Minority transactions and other", and the pre-tax gain relating to the net income hedges (approximately $21 million) is shown under the caption "net income" in operating cash flows.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results

(Dollar amounts in millions)     Quarter Ended          Six Months Ended
                                    June 30,    Percent     June 30,    Percent
                                  2000    1999   Change   2000   1999(a) Change
                                ------  ------- ------- -------- ------ -------
Sales.......................... $1,265  $1,149   + 10%  $2,495   $2,267   + 10%
Selling, general
 and administrative............ $  162  $  170   -  5%  $  329   $  325   +  1%
Depreciation and amortization.. $  118  $  111   +  6%  $  236   $  224   +  5%
Operating profit............... $  219  $  201   +  9%  $  432   $  412   +  5%
Interest expense............... $   57  $   50   + 14%  $  109   $  107   +  2%
Income taxes................... $   37  $   37      -%  $   74   $   72   +  3%
Effective tax rate.............     23%     25%  -  2%      23%      24%  -  1%
Minority interests............. $   (6) $  (10)  - 40%  $  (18)  $  (23)  - 22%
Income before accounting change $  122  $  107   + 14%  $  236   $  215   + 10%

Excluding one-time hedge gain in Brazil:
Operating profit............... $  219  $  201   +  9%  $  432   $  391   + 10%
Income taxes................... $   37  $   37      -%  $   74   $   70   +  6%
Effective tax rate.............     23%     25%  -  2%      23%      25%  -  2%
Income before accounting change $  122  $  107   + 14%  $  236   $  201   + 17%

(a) The results for the six months ended June 30, 1999 include a $21 million operating benefit ($14 million after-tax and minority interests) from net income hedges in Brazil which do not recur in 2000. The amounts shown above under the section "Excluding one-time hedge gain in Brazil" exclude the impacts of these hedge gains.

The sales increase of 10% for the quarter and six months ended June 30, 2000 versus the respective 1999 periods was due primarily to industrial gases volume growth in North America, Europe, Asia and South America; acquisitions in the Surface Technologies segment; and price improvements in North and South America. These increases were partially offset by unfavorable currency translation impacts, primarily in Europe and South America and volume declines for Global Supply Systems business (for the six-month period).

Operating profit increased 9% for the 2000 quarter and, excluding the impact of the Brazilian hedge gain, increased 10% for the six months ended June 30, 2000 versus the respective 1999 periods. These increases were due primarily to the sales increase described above, productivity improvements, and contributions from acquisitions in the Surface Technologies segment; partly offset by cost inflation and currency translation impacts. As a percentage of sales, selling, general and administrative expenses for the quarter and six months ended June 30, 2000 were lower due primarily to productivity improvement initiatives and higher long-term incentive plan costs in the 1999 quarter, partly offset by cost inflation and higher business development costs. The increase in depreciation and amortization expense for both periods reflects the impact of new projects coming on-stream, as well as Surface Technologies acquisitions. Other income - net for the quarter and six months ended June 30, 2000 was $11 million and $17 million, a decrease of $12 million and $35 million, respectively as compared to the 1999 periods. The decrease in the second quarter of 2000 is primarily due to a $50 million gain recorded in 1999 related to the redemption of preference shares from an earlier business sale and $39 million of costs primarily for postemployment benefits and an anticipated loss on the sale of an air separation plant under construction for a third party. For the six months ended June 30, 1999, other income - net also included $21 million from a non-recurring hedge gain in Brazil.

Income before accounting change increased 14% for the 2000 quarter and, excluding the Brazilian hedge gain, increased 17% for the six months versus the respective 1999 periods. This increase was due to the higher operating profit described above and lower minority interests, partially offset by higher interest expense. The decrease in minority interests is due to the impact of the increase in Praxair's ownership interest in White Martins (See Note 8 to the condensed consolidated financial statements and Segment Discussion - South America). Interest expense increased due to the higher debt levels and short-term interest rates. Based on an overall assessment of Praxair's global tax position, the effective tax rate was lowered in 2000 to 23% from 25% in 1999, excluding the impact of the 1999 Brazilian hedge gain.

The number of employees at June 30, 2000 was approximately 24,000 which reflects a decrease of approximately 100 from December 31, 1999. The decrease is principally the result of headcount reductions in the Surface Technologies business and continued productivity improvement initiatives in South America.

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows (for a description of Praxair's operating segments, refer to Note 2 to the consolidated financial statements included in Praxair's 1999 annual report to shareholders):

(Dollar amounts in millions)

                           Quarter Ended           Six Months Ended
                              June 30,    Percent      June 30,     Percent
                            2000   1999   Change    2000     1999   Change
                           ------ ------  -------  ------   ------  -------
SALES

  North America           $  755  $  692    + 9%   $1,477   $1,353     + 9%
  South America              181     174    + 4%      367      342     + 7%
  Europe                     126     132    - 5%      256      265     - 3%
  Surface Technologies       148     108    +37%      295      219     +35%
  All Other                   55      43    +28%      100       88     +14%
                          ------- -------          -------  -------
                          $1,265  $1,149    +10%   $2,495   $2,267     +10%
                          ======= =======          =======  =======

OPERATING PROFIT
  North America           $  140  $  128    + 9%   $  279   $  249     +12%
  South America (a)           41      34    +21%       80       87     - 8%
  Europe                      31      32    - 3%       63       62     + 2%
  Surface Technologies (b)    19      19      -%       30       39     -23%
  All Other (b)               (5)     (5)     -%       (6)     (12)    +50%
  Corporate                   (7)     (7)     -%      (14)     (13)    - 8%
                          ------- -------          -------  -------
                          $  219  $  201    + 9%   $  432   $  412     + 5%
                          ======= =======          =======  =======

(a) South America results for the six months ended June 30, 1999 includes a one-time $21 million operating profit benefit from net income hedges in Brazil which do not recur in 2000.

(b) The six months ended June 30, 2000 for Surface Technologies includes a $5 million charge relating to severance costs and other exit costs (See Note 3 to the condensed consolidated financial statements). The All Other segment results for the six months ended June 30, 2000 include a $5 million recovery from the cash settlement of litigation related to a previously divested business.

North America
-------------
Sales for the quarter and six months ended June 30, 2000 increased 9% as compared to the 1999 periods. This increase reflects strong sales increases in all geographies - U.S., Canada and Mexico. Overall, this increase is due to 5% and 6% volume growth for the quarter and six months ended June 30, 2000, respectively, price increases of 3% and minor favorable currency translation impacts in Mexico and Canada. The price increases, in part, reflect higher natural gas costs, which pass through to on-site hydrogen customers without impacting operating profit.

Operating profit increased 9% and 12%, respectively, for the quarter and six months ended June 30, 2000 versus the respective 1999 periods primarily due to the increased sales volume and benefits of productivity improvements, partly offset by higher energy related costs and cost inflation. U.S. electricity costs and power dislocations are expected to remain an issue for industrial gas production and Praxair will attempt to mitigate the effects of these costs through aggressive pricing.

South America
-------------
Sales for the quarter and six months ended June 30, 2000 increased 4% and 7%, respectively, primarily due to pricing improvements of 6% and 7%, respectively and volume increases of 8% and 7%, respectively, partially offset by unfavorable currency translation effects and an $8 million adjustment for sales that had been improperly recorded by Praxair's Colombian subsidiaries.

Operating profit for the quarter and six months ended June 30, 2000 increased 21% as compared to the 1999 periods, excluding the impact of the first quarter 1999 hedge gain. This increase was primarily due to productivity improvement initiatives and the sales increase, partially offset by cost inflation and unfavorable currency translation effects. Operating profit for the quarter and six months ended June 30, 2000 also includes $8 million of income related to the termination of a carbon dioxide raw material supplier contract in Brazil which was offset by the Colombia sales adjustment.

During the second quarter of 2000, Praxair completed a tender offer resulting in an increase in its ownership interest in its Brazilian affiliate, White Martins (see Note 8 to the condensed consolidated financial statements), increasing from 76.57% at December 31, 1999 to approximately 97% at June 30, 2000. The cost to Praxair for this additional share purchase was $221 million. As a result, the White Martins'stock was delisted from the Brazilian Stock Exchanges in May 2000. Praxair plans to purchase the remaining shares over the next year at the original offer price which would be an investment of approximately $30 million. The impact of this transaction and future purchases on Praxair's results of operations is to increase interest expense and decrease the minority interests' share of income and is not significant to Praxair's net income.

Europe
------
Sales for the quarter and six months ended June 30, 2000 decreased 5% and 3%, respectively, as compared to the 1999 periods due primarily to unfavorable currency translation effects, partially offset by volume growth of 8% and 9%, and price increases of 1%, respectively, which reflects a strong performance in Spain and Italy. Excluding the currency translation effects for the quarter and six months ended June 30, 2000, sales increased by 9% and 10%, respectively.

Operating profit for the quarter and six months ended June 30, 2000 decreased 3% and increased 2%, respectively, as compared to the 1999 periods. Excluding currency translation effects for the quarter and six months ended June 30, 2000, operating profit increased 12% and 15%, respectively. This was due to the sales volume impacts discussed above, and productivity improvement initiatives, partly offset by cost inflation.

Surface Technologies
--------------------
Praxair's Surface Technologies business has experienced adverse market conditions in the aerospace original equipment and computer disk drive markets which mask good growth in other markets. In addition, MRC, a newly acquired business operates at lower operating margins because of the pass through of precious metal costs to customers, without impacting operating margins. As a result, operating results and margins were down significantly from the previous year. During the first quarter of 2000, Praxair implemented a major program to reposition the business, including headcount reductions and the closing of two facilities. This program resulted in a $5 million charge in the 2000 first quarter (see Note 3 to the condensed consolidated financial statements for additional information related to this charge).

Sales for the quarter and six months ended June 30, 2000 increased 37% and 35%, respectively, as compared to the 1999 periods due primarily to the impact of 1999 acquisitions which added 42% and 40%, respectively to overall growth. The increase was partly offset by price decreases and unfavorable currency translation impacts.

Operating profit for the quarter ended June 30, 2000 was flat as compared to the 1999 period and decreased 10%, excluding the $5 million charge for severance and other exit costs for the six month period as compared to 1999. This decrease reflects pricing pressures and cost inflation, partly offset by the contribution from acquisitions.

All Other
---------
Sales for the quarter and six months ended June 30, 2000 increased 28% and 14%, respectively as compared to the 1999 periods. Asia experienced 38% and 37% sales growth for the quarter and six-month period, respectively due primarily to volume growth and new plants coming on-stream in China and India. This increase was partly offset by a decline in Global Supply System sales due to a decrease in the volume of third party equipment sales in the six-month period. The level of activity for Global Supply Systems is reflective of the overall capacity in the industry and local economic conditions, and is subject to fluctuations from one period to the next.

Operating Profit for the quarter ended June 30, 2000 was flat when compared to the 1999 period, and improved $6 million for the six months ended June 30, 2000 as compared to the 1999 period due primarily to a $5 million recovery from the cash settlement of litigation related to a previously divested business. Improvements in Asia and Global Supply Systems were partly offset by business development costs primarily related to Praxair's e-business programs, including MetFabCity, Inc.

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

(Dollar amounts in millions)

Six Months Ended June 30,                     2000     1999
-----------------------------------------    ------   ------
NET CASH PROVIDED BY (USED FOR)

OPERATING ACTIVITIES:
Net income plus depreciation
  and amortization........................   $  472   $  429
Working capital...........................     (137)      22
Other - net...............................      (11)     (32)
                                             -------  -------
Total from operating activities...........   $  324   $  419
                                             =======  =======

INVESTING:
Capital expenditures......................   $ (349)  $ (305)
Acquisitions..............................     (255)      (7)
Divestitures and asset sales..............        4       88
                                             -------  -------
Total used for investing .................   $ (600)  $ (224)
                                             =======  =======

FINANCING ACTIVITIES:
Debt increases (reductions) - net.........   $  404   $ (272)
Minority transactions and other...........      (69)      75
Net (purchases) issuances of common stock.      (61)      58
Cash dividends............................      (49)     (44)
                                             -------  -------
Total from (used for) financing...........   $  225   $ (183)
                                             =======  =======

                                            June 30, December 31,
DEBT-TO-CAPITAL RATIO                         2000      1999
-----------------------------------------  --------- ------------
Debt......................................    $3,401   $2,995
Capital*..................................    $5,934   $5,719
Debt-to-capital ratio.....................     57.3%    52.4%

*Includes debt, minority interests, preferred stock and shareholders' equity.

Cash Flow From Operations
-------------------------
Cash flow from operations decreased to $324 million in the first six months of 2000 versus $419 million in 1999. This decrease is primarily due to higher working capital requirements reflecting the sales growth, slower receivable collections, and the timing of payables. In addition, 1999 includes $50 million proceeds related to the redemption of preference shares from an earlier business sale, $21 million from net income hedges in Brazil and the impact of accrual increases for postemployment benefits and contract losses.

Investing
---------
Cash flow used for investing in the first six months of 2000 totaled $600 million, an increase of $376 million from the 1999 period. This increase was due primarily to higher capital and acquisition expenditures, and lower proceeds from divestitures and asset sales.

Capital expenditures for the first six months of 2000 totaled $349 million, up $44 million from the corresponding period in 1999. The increase in capital expenditures is primarily in Canada and Mexico and is a function of timing.

Acquisition expenditures for the first six months of 2000 totaled $255 million, an increase of $248 million from the 1999 period. This increase is primarily related to the buyout of minority interests in South America for $221 million in 2000. Other acquisitions were made in the U.S. packaged gases business, South America and Asia. Acquisition expenditures for the first six months of 1999 related to an acquisition in the Surface Technologies business and buy-outs of minority interests in South America.

Divestiture and asset sales in the first six months of 2000 totaled $4 million, a decrease of $84 million from the 1999 period. This change is primarily attributed to the sale leaseback transaction in the United States during 1999 (see Note 6 to the condensed consolidated financial statements).

On a worldwide basis, capital expenditures for the full year 2000 are expected to be about $600 to $650 million.

Financing
---------
At June 30, 2000, Praxair's total debt outstanding was $3,401 million, an increase of $406 million versus December 31, 1999. This increase in debt was needed primarily to finance acquisitions; share repurchases and for the other operating and investing activities discussed above. In addition, in April 2000 Praxair redeemed its 7.48% Cumulative Series A Preferred Stock for $55 million.

In July 2000, Praxair entered into a $500 million, 364-day revolving credit agreement and a $1 billion, five-year revolving credit agreement to replace its then existing credit agreement which was due to expire in December 2000 (see
Note 6 to the condensed consolidated financial statements).

Praxair's debt-to-capital ratio increased from 52.4% at December 31, 1999 to 57.3% at June 30, 2000. This increase from December is due primarily to the increase in debt and reduced minority interests, both related to the successful tender offer for White Martin's shares.

Euro Conversion

Refer to Euro Conversion in the Management's Discussion and Analysis Section of Praxair's 1999 Annual Report.

Impact of Recently Issued Accounting Standards

See Note 1 to the consolidated financial statements of Praxair's 1999 Annual Report relating to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to the Market Risks and Sensitivity Analyses in the Management's Discussion and Analysis section of Praxair's 1999 Annual Report.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of Praxair, Inc. was held on April 25, 2000. Information concerning the matters submitted to a vote of the security holders at that meeting was disclosed in the company's Report on Form 10-Q for the quarter ended March 31, 2000.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

27.  Financial Data Schedule

Reports on Form 8-K

None

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PRAXAIR, INC.
                                  -------------
                                   (Registrant)




Date:       August 4, 2000              By:      /s/George P. Ristevski
      ------------------------               -----------------------------
                                                  George P. Ristevski
                                             Vice President and Controller
                                             (On behalf of the Registrant
                                             and as Chief Accounting Officer)

                               Exhibit Index
                               -------------


Exhibit No.
-----------------------------------------------------------------------------

 27.  Financial Data Schedule