Form 10-Q
period 2000-09-30
PRAXAIR INC
filed 2000-11-02
CIK 884905

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 For the quarterly period ended September 30, 2000
                                               ------------------
                                                 OR

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

                              Yes [X]         No [ ]

At September 30, 2000, 158,603,216 shares of common stock ($.01 par value) of the Registrant were outstanding.

                           Forward-looking statements
                           --------------------------

The forward-looking statements contained in this document concerning, among other things, projected capital spending, the impact of energy costs in North America, sales and earnings growth, volume increases, the impact of new technology in the marketplace, tax planning initiatives and effective tax rates, the commercial success of MetFabCity Inc., the impact of the White Martins tender offer in Brazil, the impact of economic conditions, including currency movements, management's assessment of the impact of the Euro Conversion, and market risks and sensitivity analyses disclosures relating to financial instruments involve risks and uncertainties, and are subject to change based on various factors, including the impact of changes in worldwide and national economies, foreign currency movements, pricing fluctuations for the company's products, changes in interest rates, the continued timely development and acceptance of new products and services, the impact of competitive products and pricing, the ability to continue to develop potential acquisition opportunities, and the impact of tax and other legislation and regulation in the jurisdictions in which the Company operates.

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

    Consolidated Statement of Income - Praxair, Inc. and Subsidiaries Quarter and Nine Months Ended September 30, 2000 and 1999 (Unaudited)

    Condensed Consolidated Balance Sheet - Praxair, Inc. and Subsidiaries September 30, 2000 (Unaudited) and December 31, 1999

    Condensed Consolidated Statement of Cash Flows - Praxair, Inc. and Subsidiaries Nine Months Ended September 30, 2000 and 1999 (Unaudited)

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

Signature

Exhibit Index

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                            PRAXAIR, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

(Millions of dollars, except per share data)
                                           Quarter Ended     Nine Months Ended
                                           September 30,       September 30,
                                          ----------------   ----------------
                                            2000     1999      2000     1999
                                          -------  -------   -------  -------
SALES ..................................  $1,275   $1,169    $3,770   $3,436
Cost of sales, exclusive of
  depreciation and amortization ........     776      691     2,259    2,016
Selling, general and administrative ....     161      155       490      480
Depreciation and amortization ..........     117      111       353      335
Research and development ...............      17       16        49       49
Other income-net .......................      14       12        31       64
                                          -------  -------   -------  -------
OPERATING PROFIT .......................     218      208       650      620
Interest expense .......................      58       47       167      154
                                          -------  -------   -------  -------
INCOME BEFORE INCOME TAXES .............     160      161       483      466
Income taxes ...........................      37       40       111      112
                                          -------  -------   -------  -------
INCOME OF CONSOLIDATED ENTITIES ........     123      121       372      354
Minority interests .....................      (4)     (11)      (22)     (34)
Income from equity investments .........       3        2         8        7
                                          -------  -------   -------  -------
INCOME BEFORE ACCOUNTING CHANGE ........     122      112       358      327
Cumulative effect of an accounting change      -        -         -      (10)
                                          -------  -------   -------  -------
NET INCOME .............................  $  122   $  112    $  358   $  317
                                          =======  =======   =======  =======
PER SHARE DATA:
Basic earnings per share:
  Before accounting change..............  $ 0.77   $ 0.70    $ 2.25   $ 2.05
  Accounting change ....................       -        -         -     (.06)
                                          -------  -------   -------  -------
  Net income                              $ 0.77   $ 0.70    $ 2.25   $ 1.99
                                          =======  =======   =======  =======
Diluted earnings per share:
 Before accounting change...............  $ 0.76   $ 0.69    $ 2.22   $ 2.02
 Accounting change......................       -        -         -     (.06)
                                          -------  -------   -------  -------
 Net income.............................  $ 0.76   $ 0.69    $ 2.22   $ 1.96
                                          =======  =======   =======  =======
Cash dividends per share ...............  $ 0.155  $ 0.14    $ 0.465  $ 0.42
                                          =======  =======   =======  =======

WEIGHTED AVERAGE SHARES OUTSTANDING (000'S):
Basic shares outstanding ...............  158,912  159,704   158,953  159,068
Diluted shares outstanding .............  160,854  162,564   161,036  162,100

The accompanying notes are an integral part of these financial statements.

                         PRAXAIR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

(Millions of dollars)
                                                  September 30,
                                                      2000       December 31,
                                                   (Unaudited)       1999
                                                  ------------   ------------
ASSETS

Cash and cash equivalents .......................    $    31       $    76
Accounts receivable .............................        905           848
Inventories .....................................        313           310
Prepaid and other ...............................        126           101
                                                     -------       -------
     TOTAL CURRENT ASSETS .......................      1,375         1,335

Property, plant and equipment-net ...............      4,750         4,720
Other assets ....................................      1,685         1,667
                                                     -------       -------
     TOTAL ASSETS ...............................    $ 7,810       $ 7,722
                                                     =======       =======

LIABILITIES AND EQUITY

Accounts payable ................................    $   380       $   361
Short-term debt .................................        186           756
Current portion of long-term debt ...............        328           128
Other current liabilities .......................        465           480
                                                     -------       -------
     TOTAL CURRENT LIABILITIES ..................      1,359         1,725

Long-term debt ..................................      2,729         2,111
Other long-term obligations .....................      1,156         1,162
                                                     -------       -------
     TOTAL LIABILITIES ..........................      5,244         4,998

Minority interests ..............................        143           359
Preferred stock .................................         20            75
Shareholders' equity ............................      2,403         2,290
                                                     -------       -------
     TOTAL LIABILITIES AND EQUITY ...............    $ 7,810       $ 7,722
                                                     =======       =======


The accompanying notes are an integral part of these financial statements.

                         PRAXAIR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

(Millions of dollars)
                                               Nine Months Ended September 30,
                                               -------------------------------
                                                        2000          1999
                                                    ----------    ----------
OPERATIONS
  Net income .....................................    $  358        $  317
  Adjustments:
    Depreciation and amortization ................       353           335
    Deferred income taxes ........................        48            42
    Working capital ..............................       (79)           39
    Long-term assets and liabilities .............       (93)         (120)
    Other non-cash charges .......................         7            15
                                                      -------       -------
      Net cash provided by operating activities ..       594           628
                                                      -------       -------
INVESTING
  Capital expenditures ...........................      (517)         (464)
  Acquisitions ...................................      (283)          (16)
  Divestitures and asset sales ...................        93            99
                                                     --------      --------
      Net cash used for investing activities .....      (707)         (381)
                                                     --------      --------
FINANCING
  Short-term borrowings (repayments)- net.........       459          (186)
  Long-term borrowings ...........................        16            47
  Long-term debt repayments ......................      (223)         (137)
  Minority transactions and other ................       (67)           68
  Issuances of common stock ......................       101            92
  Purchases of common stock ......................      (144)          (61)
  Cash dividends .................................       (73)          (67)
                                                     --------      --------
      Net cash provided by (used for)
          financing activities ...................        69          (244)
                                                     --------      --------
Effect of exchange rate changes on cash and
  cash equivalents ...............................        (1)           (2)
                                                     --------      --------
Change in cash and cash equivalents ..............       (45)            1
Cash and cash equivalents beginning-of-year.......        76            34
                                                     --------      --------
Cash and cash equivalents end-of-period ..........   $    31       $    35
                                                     ========      ========

Supplemental Data:
Short-term debt classified as long-term (Note 6)..   $ 1,029       $     -
South American rights offering....................   $     -       $   138



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

3.  Special Items

        During the first quarter of 2000, Praxair initiated a program to reposition the Surface Technologies operations as a result of adverse market conditions in the aerospace original equipment and computer disk drive markets. Praxair recorded a $5 million charge to other income-net, including approximately $4 million for employee severance costs and over $1 million related to other exit costs. The program includes the closure of two U.S. facilities and headcount reductions of approximately 160 employees located at these facilities and others. For the quarter and nine months ended September 30, 2000, the cash expenditures charged to this accrual were approximately $1 million and $3 million, respectively and the balance is expected to be paid out within the next year.

        At September 30, 2000, the remaining accrual balance related to the 1996 and 1997 special charges was $10 million and is related to estimated costs associated with lease commitments for surplus office and production space (see Note 9 to Praxair's 1999 consolidated financial statements).

4.   Inventories

     The following is a summary of Praxair's consolidated inventories:
     (Millions of dollars)
                                       September 30, 2000
                                          (Unaudited)      December 31, 1999
                                         -------------     -----------------
    Raw materials and supplies......        $ 104               $ 104
    Work in process.................           65                  50
    Finished goods..................          144                 156
                                            -----               -----
                                            $ 313               $ 310
                                            =====               =====

5.   Shareholders' Equity

     Changes in Shareholders' Equity were as follows:

(Thousands of shares)
                                             Common      Treasury
                                          Stock Issued     Stock
                                          ------------   ---------
Balance, January 1, 2000................     164,215       5,168
Common stock activity (a)...............       1,645       2,089
                                            ---------    --------
Balance, September 30, 2000.............     165,860       7,257
                                            =========    ========



(Millions of dollars)                                           Accumulated
                                    Additional                  Other
                             Common Paid-In   Treasury Retained Comprehensive
                              Stock Capital   Stock    Earnings Income(Loss) Total
                             ------ --------- -------- -------- ----------- -------
Balance, January 1, 2000 .... $ 2   $1,613    $(219)   $1,722      $(828)   $2,290

Net income ..................                             358                  358
Translation adjustments......                                       (129)     (129)
                                                                            -------
Comprehensive income(b)......                                                  229
Dividends - common stock.....                             (73)                 (73)
Common stock activity (a)....           30      (73)                           (43)
                              ---   ------    ------   -------     ------   -------
Balance, September 30, 2000.. $ 2   $1,643    $(292)   $2,007      $(957)   $2,403
                              ===   ======    ======   =======     ======   =======

(a)   Relates to issuances of common  stock for the  Dividend  Reinvestment  and
      Stock  Purchase  Plan,   employee   savings  and  incentive   plans,   and
      issuances/purchases of common stock.

(b) Comprehensive income (loss) for the quarter and nine months ended September 30, 2000 was $60 million and $229 million, respectively and includes translation losses of $(62) million and $(129) million, respectively due primarily to currency movements in Europe and South America. Comprehensive income (loss) for the quarter and nine months ended September 30, 1999 was $42 million and $(141) million, respectively. The loss for the 1999 nine-month period was primarily caused by currency movements in Brazil.

       During the quarter and nine months ended September 30, 2000, Praxair granted options for 740,100 and 2,893,745 shares, respectively, of common stock having option prices ranging from $33.31 to $53.56 per share (weighted average price of $42.61), the closing market price of Praxair's common stock on the day of the grants. At September 30, 2000 there were 14,714,147 shares under option at prices ranging from $9.80 to $56.13 per share (weighted average of $35.17) of which options for 8,427,252 shares were exercisable at prices ranging from $9.80 to $56.13 per share (weighted average of $30.73). During the quarter and nine months ended September 30, 2000, 133,813 and 722,103 options were exercised, respectively.

6.  Debt and Financial Instruments

    Debt - The following is a summary of Praxair's outstanding debt at September 30, 2000 and December 31, 1999:

(Millions of dollars)                      September 30,
                                               2000      December 31,
                                           (Unaudited)       1999
                                           -----------   ------------
Short-term:
  Commercial paper and U.S. borrowings......  $    -      $   632
  Canadian borrowings.......................      15            6
  South American borrowings.................      80           65
  Other international borrowings............      91           53
                                             -------      -------
Total short-term debt.......................     186          756
Long-term:
U.S.:
  Commercial paper and U.S. borrowings......     939            -
  6.25%  Notes due 2000.....................       -           75
  6.70%  Notes due 2001.....................     250          250
  6.625% Notes due 2003.....................      75           75
  6.75%  Notes due 2003.....................     300          300
  6.15%  Notes due 2003.....................     250          250
  6.85%  Notes due 2005.....................     150          150
  6.90%  Notes due 2006.....................     250          250
  6.625% Notes due 2007.....................     250          250
  8.70%  Debentures due 2022
         (Redeemable after 2002)............     300          300
  Other borrowings..........................      31           32
Canadian subsidiary borrowings..............     177          177
South American subsidiary borrowings........      64           81
Other international borrowings..............      21           49
                                              -------      -------
                                               3,057        2,239
Less: current portion of long-term debt.....     328          128
                                              -------      -------
Total long-term debt........................   2,729        2,111
                                              -------      -------
Total debt..................................  $3,243       $2,995
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

        At September 30, 2000 $939 million of short-term borrowings have been classified as long-term ($1,029 million at June 30, 2000) because of the Company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of its new credit agreements. No borrowings were outstanding under the credit agreements at September 30, 2000.

        On June 30, 2000 Praxair paid off the 6.25% Notes that were due on that date.

        Financial Instruments - At September 30, 2000, Praxair had $80 million notional amount of interest rate swap agreements that effectively convert variable rate debt to fixed rate debt. These agreements mature in 2001. Subsequent to September 30, 2000 Praxair entered into an additional $350 million notional amount of interest rate swap agreements that effectively convert variable rate interest and lease payments to fixed rate interest and lease payments.

        Praxair is also a party to currency exchange forward contracts to manage its exposure to changing currency exchange rates. At September 30, 2000 Praxair had $223 million of currency exchange forward contracts outstanding: $191 million to hedge recorded balance sheet exposures, $5 million to hedge firm commitments (generally for the purchase of equipment related to construction projects) and $27 million to hedge future net income. Additionally, there are $27 million notional value of currency exchange contracts that effectively offset. These contracts all mature within one year.

        During the quarter ended March 31, 1999, Praxair sold and leased back certain U.S. distribution equipment for $80 million (see Note 11 to Praxair's 1999 consolidated financial statements).

7.      Earnings Per Share

        Basic earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents. The difference between the number of shares used in the basic earnings per share calculation compared to the diluted earnings per share calculation is due to the dilutive effect of outstanding stock options. Stock options for 6,661,380 and 5,992,605 shares were not included in the computation of diluted earnings per share for the quarter and nine months ended September 30, 2000 (636,795 and 3,569,455 during the quarter and nine months ended September 30, 1999), respectively, because the exercise prices were greater than the average market price of the common stock.

8.      South American Tender Offer

        During 2000, Praxair increased its ownership interest in its Brazilian affiliate, White Martins, from 76.57% at December 31, 1999 to approximately 98% at September 30, 2000, in accordance with the terms of its tender offer. The purchase price of $240 million was financed with additional debt.

9.      1999 Brazilian Currency Hedge Agreements

        In early January 1999, Praxair entered into currency exchange forward contracts totaling $325 million notional value for estimated Brazilian net income in 1999 and to hedge a portion of its net investment. The net income hedge agreements were settled during the first quarter of 1999 resulting in a pre-tax gain of $21 million ($14 million after tax and minority interest). The net investment hedge contracts were either closed out or settled in the first quarter resulting in a gain of approximately $60 million (after tax and minority interest) which was recognized on the balance sheet in the accumulated other comprehensive income(loss) (cumulative translation adjustment) component of shareholders' equity. Approximately $89 million related to the settled investment hedges was received during the nine-month period ended September 30, 1999, and is shown in the financing section of the condensed consolidated statement of cash flows under the caption "Minority transactions and other", and the pre-tax gain relating to the net income hedges (approximately $21 million) is shown under the caption "net income" in operating cash flows.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results

(Dollar amounts in millions)     Quarter Ended          Nine Months Ended
                                 September 30,  Percent  September 30,   Percent
                                  2000    1999  Change    2000   1999(a)  Change
                                ------  ------- ------- -------- ------  -------
Sales.......................... $1,275  $1,169   +  9%  $3,770   $3,436    + 10%
Selling, general
 and administrative............ $  161  $  155   +  4%  $  490   $  480    +  2%
Depreciation and amortization.. $  117  $  111   +  5%  $  353   $  335    +  5%
Operating profit............... $  218  $  208   +  5%  $  650   $  620    +  5%
Interest expense............... $   58  $   47   + 23%  $  167   $  154    +  8%
Income taxes................... $   37  $   40   -  8%  $  111   $  112    -  1%
Effective tax rate.............     23%     25%  -  2%      23%      24%   -  1%
Minority interests............. $   (4) $  (11)  - 64%  $  (22)  $  (34)   - 35%
Income before accounting change $  122  $  112   +  9%  $  358   $  327    +  9%

Excluding one-time hedge gain in Brazil:

Operating profit............... $  218  $  208   +  5%  $  650   $  599    +  9%
Income taxes................... $   37  $   40   -  8%  $  111   $  110    +  1%
Effective tax rate.............     23%     25%  -  2%      23%      25%   -  2%
Income before accounting change $  122  $  112   +  9%  $  358   $  313    + 14%

(a) The results for the nine months ended September 30, 1999 include a $21 million operating benefit ($14 million after-tax and minority interests) from net income hedges in Brazil which do not recur in 2000. The amounts shown above under the section "Excluding one-time hedge gain in Brazil" exclude the impacts of these hedge gains.

The sales  increase  of 9% for the  quarter  and 10% for the nine  months  ended
September 30, 2000 versus the respective 1999 periods was due primarily to industrial gases volume growth in North America, Europe, Asia and South America; acquisitions in the Surface Technologies segment; and price improvements in North and South America. These increases were partially offset by unfavorable currency translation impacts, primarily in Europe. For the nine-month period, these increases were also offset by volume declines for Global Supply Systems business and unfavorable currency impacts in South America.

Operating profit increased 5% for the 2000 quarter and, excluding the impact of the Brazilian hedge gain, increased 9% for the nine months ended September 30, 2000 versus the respective 1999 periods. These increases were due primarily to the sales increase described above, productivity improvements, and contributions from acquisitions in the Surface Technologies segment; partly offset by cost inflation and currency translation impacts. As a percentage of sales, selling, general and administrative expenses for the quarter and nine months ended September 30, 2000 were lower due primarily to productivity improvement initiatives and higher long-term incentive plan costs in 1999, partly offset by cost inflation and higher business development costs. The increase in depreciation and amortization expense for both periods reflects the impact of new projects coming on-stream, as well as Surface Technologies acquisitions. Other income - net for the quarter and nine months ended September 30, 2000 was $14 million and $31 million, an increase of $2 million and a decrease of $33 million, respectively as compared to the 1999 periods. The decrease in the nine month period of 2000 is primarily due to a $50 million gain recorded in 1999 related to the redemption of preference shares from an earlier business sale and $21 million from a non-recurring 1999 hedge gain in Brazil partly offset by $45 million of costs recorded in 1999, primarily for postemployment benefits and a loss on the sale of an air separation plant under construction for a third party.

Income before accounting change increased 9% for the 2000 quarter and, excluding the Brazilian hedge gain, increased 14% for the nine months ended September 30, 2000 versus the respective 1999 periods. This increase was due to the higher operating profit described above and lower minority interests, partially offset by higher interest expense. The decrease in minority interests is due to the impact of the increase in Praxair's ownership interest in White Martins (See
Note 8 to the condensed consolidated financial statements and Segment Discussion
- South America). Interest expense increased due to the higher debt levels and short-term interest rates. Based on an overall assessment of Praxair's global tax position, the effective tax rate was lowered in 2000 to 23% from 25% in 1999, excluding the impact of the 1999 Brazilian hedge gain.

The number of employees at September 30, 2000 was approximately 23,400, which reflects a decrease of approximately 700 from December 31, 1999. The decrease is principally the result of a divestiture and continued productivity improvement initiatives in South America and headcount reductions in the Surface Technologies business.

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows (for a description of Praxair's operating segments, refer to Note 2 to the consolidated financial statements included in Praxair's 1999 annual report to shareholders):

(Dollar amounts in millions)

                           Quarter Ended           Nine Months Ended
                           September 30,  Percent   September 30,   Percent
                            2000   1999   Change    2000     1999   Change
                           ------ ------  -------  ------   ------  -------
SALES
  North America           $  768  $  714    + 8%   $2,245   $2,067     + 9%
  South America              182     178    + 2%      549      520     + 6%
  Europe                     119     123    - 3%      375      388     - 3%
  Surface Technologies       143     105    +36%      438      324     +35%
  All Other                   63      49    +29%      163      137     +19%
                          ------- -------          -------  -------
                          $1,275  $1,169    + 9%   $3,770   $3,436     +10%
                          ======= =======          =======  =======

OPERATING PROFIT
  North America           $  135  $  133    + 2%   $  414   $  382     + 8%
  South America (a)           46      37    +24%      126      124     + 2%
  Europe                      31      29    + 7%       94       91     + 3%
  Surface Technologies (b)    17      17      -%       47       56     -16%
  All Other (b)               (4)     (2)  -100%      (10)     (14)    +29%
  Corporate                   (7)     (6)  - 17%      (21)     (19)    -11%
                          ------- -------          -------  -------
                          $  218  $  208    + 5%   $  650   $  620     + 5%
                          ======= =======          =======  =======

(a) South America results for the nine months ended September 30, 1999 includes a one-time $21 million operating profit benefit from net income hedges in Brazil which do not recur in 2000.

(b) The nine months ended September 30, 2000 for Surface Technologies includes a $5 million charge relating to severance costs and other exit costs (See
    Note 3 to the condensed consolidated financial statements). The All Other segment results for the nine months ended September 30, 2000 include a $5 million recovery from the cash settlement of litigation related to a previously divested business.

North America
-------------
Sales for the quarter and nine months ended September 30, 2000 increased 8% and 9%, respectively as compared to the 1999 periods. This increase reflects strong sales increases in all geographies - U.S., Canada and Mexico. Overall, this increase is due to price increases of 5% and 3% and volume growth of 2% and 4% for the quarter and nine months ended September 30, 2000, respectively. The price increases, in part, reflect higher natural gas costs, which pass through to on-site hydrogen customers without impacting operating profit.

Operating profit increased 2% and 8%, respectively, for the quarter and nine months ended September 30, 2000 versus the respective 1999 periods primarily due to the increased sales volume and benefits of productivity improvements, partly offset by higher energy related costs and cost inflation. U.S. electricity costs and power dislocations are expected to remain an issue for industrial gas production and Praxair will attempt to mitigate the effects of these costs through aggressive pricing.

South America
-------------
Sales for the quarter and nine months ended September 30, 2000 increased 2% and 6%, respectively, primarily due to pricing improvements of 6% in both periods and volume increases of 3% and 6%, respectively. These increases were partially offset by the impact of the divestiture of the precipitated calcium carbonate business and, in the nine-month period, unfavorable currency translation effects and an $8 million adjustment for sales that had been improperly recorded by Praxair's Colombian subsidiaries. Excluding the impact of the business divestiture for the quarter and nine months ended September 30, 2000, sales increased by 10% and 8%, respectively.

Operating profit for the quarter and nine months ended September 30, 2000 increased 24% and 22% as compared to the 1999 periods, excluding the impact of the first quarter 1999 hedge gain. This increase was primarily due to productivity improvement initiatives and the sales increase, partially offset by cost inflation and unfavorable currency translation effects (in the nine-month period). Operating profit for the nine months ended September 30, 2000 also includes $8 million of income related to the termination of a carbon dioxide raw material supplier contract in Brazil which was offset by the Colombia sales adjustment.

During the second and third quarters of 2000, Praxair executed a tender offer resulting in an increase in its ownership interest in its Brazilian affiliate, White Martins (see Note 8 to the condensed consolidated financial statements), increasing from 76.57% at December 31, 1999 to approximately 98% at September 30, 2000. The cost to Praxair for this additional share purchase was $240 million. As a result, the White Martins'stock was delisted from the Brazilian Stock Exchanges in May 2000. Praxair plans to purchase the remaining shares over the next year at the original offer price, which would be an additional investment of approximately $17 million. The impact of this transaction and future purchases on Praxair's results of operations is to decrease the minority interests' share of income, partly offset by higher interest expense.

Europe
------
Sales for the quarter and nine months ended September 30, 2000 decreased 3% as compared to the 1999 periods due primarily to unfavorable currency translation effects, partially offset by volume growth of 7% and 9%, and price increases of 1% in both periods, respectively, which reflects strong performance in Spain and Italy. Excluding the currency translation effects for the quarter and nine months ended September 30, 2000, sales increased by 9% and 10%, respectively.

Operating profit for the quarter and nine months ended September 30, 2000 increased 7% and 3%, respectively, as compared to the 1999 periods. Excluding currency translation effects for the quarter and nine months ended September 30, 2000, operating profit increased 17% and 15%, respectively. This was due to the sales volume impacts discussed above, and productivity improvement initiatives, partly offset by cost inflation.

Surface Technologies
--------------------
Praxair's Surface Technologies business has experienced adverse market conditions in the aerospace original equipment and computer disc drive markets and, during the quarter, the aircraft repair market as well. In addition, MRC, a 1999 acquisition serving the semiconductor industry operates at lower operating margins. This is caused by the pass through of precious metal costs to customers, without impacting operating margins. As a result, operating results and margins were down significantly from the previous year. During the first quarter of 2000, Praxair implemented a major program to reposition the business, including headcount reductions and the closing of two facilities. This program resulted in a $5 million charge in the 2000 first quarter (see Note 3 to the condensed consolidated financial statements for additional information related to this charge).

Sales for the quarter and nine months ended September 30, 2000 increased 36% and 35%, respectively, as compared to the 1999 periods due primarily to the impact of 1999 acquisitions which added 41% to overall growth in both periods. The increase was partly offset by core business volume and price decreases and unfavorable currency translation impacts.

Operating profit for the quarter ended September 30, 2000 was flat as compared to the 1999 period and decreased 7%, excluding the $5 million charge for severance and other exit costs for the nine-month period as compared to 1999. This decrease reflects pricing pressures and cost inflation, partly offset by the contribution from acquisitions and productivity improvement initiatives.

All Other
---------
Sales for the quarter and nine months ended September 30, 2000 increased 29% and 19%, respectively as compared to the 1999 periods. Asia experienced 32% and 35% sales growth for the quarter and nine-month period, respectively due primarily to volume growth. This increase was partly offset by a decline in Global Supply System sales for the nine-month period due to a decrease in the volume of third party equipment sales. The level of activity for Global Supply Systems is subject to fluctuations from one period to the next depending on market success.

Operating Profit for the quarter ended September 30, 2000 decreased $2 million for the quarter and improved $4 million for the nine months ended September 30, 2000. Improvements in Asia and Global Supply Systems were partly offset by business development costs primarily related to Praxair's e-business programs, including MetFabCity Inc. In addition, nine-month comparisons were helped by a $5 million recovery from the cash settlement of litigation related to a previously divested business.

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

(Dollar amounts in millions)

Nine Months Ended September 30,                   2000          1999
-----------------------------------------        ------        ------
NET CASH PROVIDED BY (USED FOR)

OPERATING ACTIVITIES:
Net income plus depreciation
  and amortization........................      $  711         $  652
Working capital...........................         (79)            39
Other - net...............................         (38)           (63)
                                                -------        -------
Total from operating activities...........      $  594         $  628
                                                =======        =======

INVESTING:
Capital expenditures......................      $ (517)        $ (464)
Acquisitions..............................        (283)           (16)
Divestitures and asset sales..............          93             99
                                                -------        -------
Total used for investing .................      $ (707)        $ (381)
                                                =======        =======

FINANCING ACTIVITIES:
Debt increases (reductions) - net.........      $  252         $ (276)
Minority transactions and other...........         (67)            68
Net (purchases) issuances of common stock.         (43)            31
Cash dividends............................         (73)           (67)
                                               --------        -------
Total from (used for) financing...........      $   69         $ (244)
                                               ========        =======

                                            September 30,    December 31,
DEBT-TO-CAPITAL RATIO                             2000           1999
-----------------------------------------   ------------    ------------
Debt......................................      $3,243         $2,995
Capital*..................................      $5,809         $5,719
Debt-to-capital ratio.....................       55.8%          52.4%

*Includes debt, minority interests, preferred stock and shareholders' equity.

Cash Flow From Operations
-------------------------
Cash flow from operations decreased to $594 million in the first nine months of 2000 versus $628 million in 1999. Cash flow in 1999 includes $50 million proceeds related to the redemption of preference shares from an earlier business sale and $21 million from net income hedges in Brazil. Excluding these items, cash flow from operations increased 7% due to higher net income, partly offset by increased working capital requirements associated with higher sales and the 1999 impact of accrual increases for postemployment benefits and contract losses.

Investing
---------
Cash flow used for investing in the first nine months of 2000 totaled $707 million, an increase of $326 million from the 1999 period. This increase was due primarily to higher capital and acquisition expenditures, and slightly lower proceeds from divestitures and asset sales.

Capital expenditures for the first nine months of 2000 totaled $517 million, up $53 million from the corresponding period in 1999. The increase in capital expenditures is primarily in Canada, Mexico and in the United States, which is primarily due to the development of Praxair's e-business programs, including MetFabCity Inc.

Acquisition expenditures for the first nine months of 2000 totaled $283 million, an increase of $267 million from the 1999 period. This increase is primarily related to the buyout of minority interests in South America for $240 million in 2000. Other acquisitions were made in the U.S., South America and Asia. Acquisition expenditures for the first nine months of 1999 related to an acquisition in the Surface Technologies business, a Chinese joint venture and buy-outs of minority interests in South America.

Divestiture and asset sales in the first nine months of 2000 totaled $93 million, a decrease of $6 million from the 1999 period. The 2000 divestitures primarily relate to the disposal of the precipitated calcium carbonate business in South America. The 1999 amount relates primarily to the sale leaseback transaction in the United States (see Note 6 to the condensed consolidated financial statements).

On a worldwide basis, capital expenditures for the full year 2000 are expected to be about $650 to $700 million.

Financing
---------
At September 30, 2000, Praxair's total debt outstanding was $3,243 million, an increase of $248 million versus December 31, 1999. This increase in debt was needed primarily to finance acquisitions; share repurchases and for the other operating and investing activities discussed above. In addition, in April 2000 Praxair redeemed its 7.48% Cumulative Series A Preferred Stock for $55 million.

In July 2000, Praxair entered into a $500 million, 364-day revolving credit agreement and a $1 billion, five-year revolving credit agreement to replace its then existing credit agreement which was due to expire in December 2000 (see
Note 6 to the condensed consolidated financial statements).

In October 2000, Praxair entered into three interest rate swap agreements with an aggregate notional amount of $350 million expiring between 2001 and 2002. The purpose of these swap agreements was to convert variable rate interest and lease payments to fixed rate interest and lease payments.

Praxair's debt-to-capital ratio increased from 52.4% at December 31, 1999 to 55.8% at September 30, 2000. This increase from December is due primarily to the increase in debt and reduced minority interests, both related to the successful tender offer for White Martin's shares.

Euro Conversion

Refer to Euro Conversion in the Management's Discussion and Analysis Section of Praxair's 1999 Annual Report.

Impact of Recently Issued Accounting Standards

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, is effective for Praxair as of January 1, 2001. SFAS No. 133 requires that all derivatives be recorded on the balance sheet as assets or liabilities at their fair values. Depending on the purpose of a derivative, the accounting for changes in its fair value will be recognized in either the results of operations or the balance sheet. At January 1, 2001, the adoption of the new accounting standard will result in one-time adjustments to various assets and liabilities to reflect the fair values of derivatives that are outstanding at that time. The net after-tax impact of these adjustments will be recorded as either a cumulative effect adjustment in the statement of operations or in other comprehensive income. At this time, management does not believe the impact of adopting SFAS No. 133 will be material to its results of operations or financial condition; however, actual amounts will depend on the derivatives outstanding and market conditions existing in the future.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to the Market Risks and Sensitivity Analyses in the Management's Discussion and Analysis section of Praxair's 1999 Annual Report.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

None

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

27.  Financial Data Schedule

Reports on Form 8-K

On October 19, 2000, Praxair, Inc. filed a Current Report on Form 8-K, Item 9, reporting its approach to the new SEC Fair Disclosure Rules and the impact on its investor communication program.

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




Date:       November 2, 2000              By:      /s/George P. Ristevski
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