Form 10-K
period 2000-12-31
PRAXAIR INC
filed 2001-03-15
CIK 884905

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                [] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                         Commission file number 1-11037

                                  Praxair, Inc.
                                 2000 Form 10-K



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Security Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [*]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

At January 31, 2001, 160,063,371 shares of common stock of Praxair, Inc. were outstanding. The aggregate market value of common stock held by non-affiliates at January 31, 2001 was approximately $7,074 million.

Documents incorporated by reference:

Portions of the 2000 Annual Report to Shareholders of the Registrant are incorporated in Parts I, II and IV of this report. Also, portions of the Proxy Statement of Praxair, Inc., dated March 1, 2001, are incorporated in Part III of this report.

The Index to Exhibits is located on page 11 of this report.

                           Forward-looking statements

The forward-looking statements contained in this annual report concerning, development and commercial acceptance of new products, services , financial outlook, earnings growth, and other financial goals involve risks and uncertainties, and are subject to change based on various factors. These include the impact of changes in worldwide and national economies, the cost and availability of electric power and other energy and the ability to achieve price increases to offset such cost increases, development of operational efficiencies, changes in foreign currencies, changes in interest rates, the continued timely development and acceptance of new products and services, the impact of competitive products and pricing, and the impact of tax and other legislation and regulation in the jurisdictions which the company operates.

                                                   INDEX



Part I                                                                                                 PAGE
Item 1:   Business ..................................................................................... 2
Item 2:   Properties.................................................................................... 6
Item 3:   Legal Proceedings............................................................................. 6
Item 4:   Submission of Matters to a Vote of Security Holders........................................... 6

Part II
Item 5:   Market for Registrant's Common Equity and Related  Shareholder Matters........................ 7
Item 6:   Selected Financial Data....................................................................... 7
Item 7:   Management's Discussion and Analysis of Financial Condition and Results of Operations......... 7
Item 7a:  Quantitative and Qualitative Disclosures About Market Risk.................................... 7
Item 8:   Financial Statements and Supplementary Data................................................... 7
Item 9:   Changes in and Disagreements  with Accountants on Accounting and Financial Disclosure......... 7

Part III
Item 10:   Directors and Executive Officers of the Registrant........................................... 8
Item 11:   Executive Compensation....................................................................... 8
Item 12:   Security Ownership of Certain Beneficial Owners and Management............................... 8
Item 13:   Certain Relationships and Related Transactions............................................... 8

Part IV
Item 14:   Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................. 9

Signatures .............................................................................................10

Index to Exhibits.......................................................................................11

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

Praxair is the largest industrial gases company in North and South America and the third largest worldwide. The Company is also the world's largest supplier of carbon dioxide. Praxair's primary products for its industrial gases business are atmospheric gases (oxygen, nitrogen, argon, rare gases) and process gases
(carbon dioxide, helium, hydrogen, electronic gases, specialty gases, acetylene). The Company's surface technology segment, operated through Praxair Surface Technologies, Inc., supplies wear-resistant and high-temperature corrosion-resistant metallic and ceramic coatings and powders. The Company also designs, engineers and builds equipment that produces industrial gases (for internal use and external sale) through its global supply systems included in its All Other segment. Sales for Praxair were $5,043 million, $4,639 million, and $4,833 million for 2000, 1999 and 1998, respectively, with industrial gases accounting for 88% of sales in 2000, 89% of sales in 1999 and 90% of sales in 1998, and surface technologies and global supply systems accounting for the balance. Refer to Note 3 of the section captioned "Notes to Consolidated Financial Statements" in Praxair's 2000 Annual Report to Shareholders for information related to Praxair's segment information.

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

International - Praxair is a global enterprise with 46% of its 2000 sales outside of the United States. It conducts industrial gases business through subsidiary and affiliated companies in Argentina, Australia, Belgium, Belize, Bolivia, Brazil, Canada, Chile, Colombia, Costa Rica, France, Germany, India, Israel, Italy, Japan, South Korea, Mexico, the Netherlands, the People's Republic of China, Paraguay, Peru, Poland, Portugal, Spain, Taiwan, Thailand, Turkey, Uruguay and Venezuela. S.I.A.D. (Societa Italiana Acetilene & Derivati S.p.A.), an Italian company carried at equity, also has established positions in Austria, Bulgaria, Croatia, the Czech Republic, Hungary, Romania and Slovenia. Praxair's surface technologies business has operations in Brazil, France, Germany, Italy, Japan, Singapore, South Korea, Taiwan, Spain, Switzerland and the United Kingdom.

Praxair's international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other economic, political and regulatory policies of local governments. Also, see Note 1 of the section captioned "Notes to Consolidated Financial Statements", and the section captioned "Management's Discussion and Analysis - Market Risk and Sensitivity Analysis" in Praxair's 2000 Annual Report to Shareholders.

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

                                                  Praxair, Inc. and Subsidiaries
--------------------------------------------------------------------------------


Raw Materials and Energy - Energy is the single largest cost in the production and distribution of industrial gases. Most of Praxair's energy requirements are in the form of electricity. Other important elements are natural gas, waste hydrogen (for hydrogen) and diesel fuel (for distribution). A shortage or interruption of energy, or increases in energy prices that cannot be passed through to customers, are risks to Praxair's business and financial performance. Because many of Praxair's contracts with customers are long term, with pass-through provisions, Praxair has not, historically, experienced significant difficulties related to recovery of energy costs. Supply of energy also has not been a significant issue. However, during 2000 and continuing into 2001, there has been unprecedented volatility in the cost and supply of electricity and in natural gas prices in the United States, particularly in California. To date, Praxair has been able to substantially mitigate the financial impact of these costs by passing them on to customers. In anticipation of continued volatility, the company has taken aggressive pricing actions, is strengthening its energy-management program for purchased power, and is implementing new customer contract terms and conditions. However, the outcome of the U.S. energy situation and its impact on the U.S. economy is unpredictable at this time and may pose unforeseen future risk.

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

Major competitors in the industrial gases industry both in the United States and worldwide include The BOC Group p.l.c., L'Air Liquide S.A., Air Products and Chemicals, Inc., The Messer Group and Linde AG.

At a worldwide level, there are no congruent competitors for the surface technologies business. However, principal domestic competitors are Sermatech International, Inc., a subsidiary of Teleflex, Inc., Chemtronics, Inc., a subsidiary of GKN p.l.c. and Johnson Matthey Electronics, a subsidiary of Honeywell. International competitors in surface technologies vary from country to country.

Employees and Labor Relations - As of December 31, 2000, Praxair had 23,430 employees worldwide. Of this number, 9,479 are employed in the United States. Praxair has collective bargaining agreements with unions at numerous locations throughout the world which expire at various dates. Praxair considers relations with its employees to be good.

Environment - Information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis - Costs Relating to the Protection of the Environment" in Praxair's 2000 Annual Report to Shareholders.

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


Praxair owns 316 cryogenic air separation plants (195 in the United States); 90 by-product carbon dioxide plants (23 in the United States); 348 non-cryogenic plants, and 37 hydrogen plants. No single production facility is material except for the following complexes:

                       Number of
Supply System          Connected Plants     Products Produced
-------------          ----------------   ----------------------------------
Northern Indiana            14            Air Separation/Hydrogen/Carbon Dioxide
Houston                      8            Air Separation
Gulf Coast *                11            Hydrogen/ Carbon Monoxide
Detroit                      7            Air Separation/Hydrogen
Louisiana*                   4            Hydrogen/Carbon Monoxide
Southern Brazil *            2            Air Separation
Northern Spain               5            Air Separation/Hydrogen/Carbon Dioxide

* partially owned and partially leased.

The surface technologies business operates 47 plants located near customers in Brazil, France, Germany, Italy, Japan, Singapore, South Korea, Taiwan, Spain, Switzerland, the United Kingdom and the United States.

Generally, these facilities are fully utilized and sufficient to meet customer needs.

Item 3.  Legal Proceedings

Information required by this item is incorporated herein by reference to the section captioned "Notes to Consolidated Financial Statements - Note 13 Commitments and Contingencies" in Praxair's 2000 Annual Report to Shareholders.

Item 4.  Submission of Matters to a Vote of Security Holders

Praxair did not submit any matters to a shareholder vote during the fourth quarter of 2000.

                                     PART II
                                                  Praxair, Inc. and Subsidiaries
--------------------------------------------------------------------------------


Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

Market, trading, shareholder and dividend information for Praxair's common stock is incorporated herein by reference to the section captioned "Information for Investors" in Praxair's 2000 Annual Report to Shareholders.

Praxair's annual dividend on its common stock for 2000 was $0.62 per share. On January 30, 2001, Praxair's Board of Directors declared a dividend of $0.17 per share for the first quarter of 2001, or $0.68 per share annualized, which may be changed as Praxair's earnings and business prospects warrant. The declaration of dividends is a business decision made by the Board of Directors based on Praxair's earnings and financial condition and other factors the Board of Directors considers relevant.

Item 6. Selected Financial Data

Selected financial data for the five years ended December 31, 2000 is incorporated herein by reference to the section captioned "Five-Year Financial Summary" in Praxair's 2000 Annual Report to Shareholders. This summary should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis" in Praxair's 2000 Annual Report to Shareholders.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis" in Praxair's 2000 Annual Report to Shareholders.

Item 8. Financial Statements and Supplementary Data

Information required by this item is incorporated herein by reference to the sections captioned "Consolidated Statement of Income," "Consolidated Balance Sheet," "Consolidated Statement of Cash Flows," "Consolidated Statement of Shareholders' Equity" and "Notes to Consolidated Financial Statements" in Praxair's 2000 Annual Report to Shareholders.

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

                                    PART III
                                                  Praxair, Inc. and Subsidiaries
--------------------------------------------------------------------------------

Item 10.  Directors and Executive Officers of the Registrant

Information required by this item is incorporated herein by reference to the section captioned "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Praxair's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2001.

Item 11.  Executive Compensation

Information required by this item is incorporated herein by reference to the section captioned "Executive Compensation" in Praxair's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2001.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated herein by reference to the section captioned "Share Ownership" in Praxair's Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2001.

Item 13.  Certain Relationships and Related Transactions

There have been no transactions or relationships since the beginning of 2000 which are reportable under this item.

                                     PART IV
                                                  Praxair, Inc. and Subsidiaries
--------------------------------------------------------------------------------


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Financial Statements and Schedules

                                                                 Page No. in
                                                               Praxair's 2000
                                                             Annual Report (AR)*
     Financial Statements

       Consolidated Statement of Income for the Years Ended
         December 31, 2000, 1999 and 1998 ............................AR-18

       Consolidated Balance Sheet at December 31, 2000 and 1999 ......AR-19


       Consolidated Statement of Cash Flows for the Years Ended
        December 31, 2000, 1999 and 1998 .............................AR-20


       Consolidated Statement of Shareholders' Equity  for the

        Years Ended December 31, 2000, 1999 and 1998 .................AR-21


       Notes to Consolidated Financial Statements ....................AR-31


       Report of Independent Accountants .............................AR-48

     * Incorporated by reference to the indicated pages of the 2000 Annual Report to Shareholders. With the exception of this information and the information incorporated in Items 5, 6, 7, 7A, 8 and 9, the 2000 Annual Report to Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K.


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

                                                 PRAXAIR, INC.
                                                 (Registrant)




Date:  March 15, 2001
                             /s/ George P. Ristevski
                             ------------------------
                               George P. Ristevski
                               Vice President and Controller
                               (On behalf of the Registrant and as
                                Chief Accounting Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 21, 2001.



/s/ James S. Sawyer               /s/ Dennis H. Reilley
-------------------               ---------------------
James S. Sawyer                   Dennis H. Reilley
Vice President and                Chairman, President and Chief
Chief Financial Officer           Executive Officer and Director



/s/ Alejandro Achaval             /s/ C. Fred Fetterolf                  /s/ Dale F. Frey
---------------------             ---------------------                  ----------------
Alejandro Achaval                 C. Fred Fetterolf                      Dale F. Frey
Director                          Director                               Director




/s/ Claire W. Gargalli            /s/ Ronald L. Kuehn, Jr.               /s/ Raymond W. LeBoeuf
----------------------            -------------------------              ----------------------
Claire W. Gargalli                Ronald L. Kuehn, Jr.                   Raymond W. LeBoeuf
Director                          Director                               Director




/s/ Benjamin F. Payton            /s/ G. Jackson Ratcliffe, Jr           /s/ H. Mitchell Watson, Jr.
----------------------            -----------------------------          ---------------------------
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

10.9 Transfer Agreement dated January 1, 1989, between Union Carbide Corporation and Union Carbide Coatings Service Corporation (Filed as
         Exhibit 10.14 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

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

10.17b Credit Agreement(s) dated as of July 12, 2000 among Praxair, Inc., The Banks Party Thereto, Morgan Guaranty Trust Company of New York, Bank of America, N. A. and Credit Suisse First Boston as Co-Syndication Agents and The Chase Manhattan Bank as Administrative Agent.

*10.18   1996 Praxair,  Inc. Senior Executive  Performance  Award Plan (Filed as
         Exhibit 10.19 to the Company's Report on Form 10-Q for the Quarter ended March 31, 1996, Filing No. 1-11037, and incorporated herein by reference).

12.01    Computation of Ratio of Earnings to Fixed Charges.

13.01 Praxair's 2000 Annual Report to Shareholders (such report, except for those portions which are expressly referred to in this Form 10-K, is furnished for the information of the Commission and is not deemed "filed" as part of this Form 10-K).

21.01    Subsidiaries of Praxair, Inc.

23.01    Consent of Independent Accountants.

Copies of exhibits incorporated by reference can be obtained from the SEC and are located in SEC File No. 1-11037.

* Indicates a management contract or compensatory plan or arrangement.