Form 10-Q
period 2001-03-31
PRAXAIR INC
filed 2001-05-09
CIK 884905

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended March 31, 2001
                             ------------------
                                     OR

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

                              Yes [X]         No [ ]

At March 31, 2001, 160,616,128 shares of common stock ($.01 par value) of the Registrant were outstanding.

                           Forward-looking statements
                           --------------------------

The forward-looking statements contained in this document concerning demand for products and services, the expected macroeconomic environment, sales and earnings growth, projected capital and acquisition spending, and other financial goals involve risks and uncertainties, and are subject to change based on various factors. These include the impact of changes in worldwide and national economies, the cost and availability of electric power, natural gas and other materials, development of operational efficiencies, changes in foreign currencies, changes in interest rates, the continued timely development and acceptance of new products and services, the impact of competitive products and pricing, and the impact of tax and other legislation and regulation in the jurisdictions which the company operates as well as new accounting rules.

                                      INDEX



PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

    Consolidated Statement of Income - Praxair, Inc. and Subsidiaries Quarter Ended March 31, 2001 and 2000 (Unaudited)

    Condensed Consolidated Balance Sheet - Praxair, Inc. and Subsidiaries March 31, 2001 (Unaudited) and December 31, 2000

    Condensed Consolidated Statement of Cash Flows - Praxair, Inc. and Subsidiaries Quarter Ended March 31, 2001 and 2000 (Unaudited)

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

Signature

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                         PRAXAIR, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                   (Millions of dollars, except per share data)
                                   (UNAUDITED)

                                            Quarter Ended March 31,
                                           -------------------------
                                              2001         2000
                                            -------      -------
SALES ..................................    $1,335       $1,230
Cost of sales, exclusive of
  depreciation and amortization ........       809          722
Selling, general and administrative ....       168          167
Depreciation and amortization ..........       122          118
Research and development ...............        16           16
Other income-net .......................         4            6
                                            -------      -------
OPERATING PROFIT .......................       224          213
Interest expense .......................        56           52
                                            -------      -------
INCOME BEFORE INCOME TAXES .............       168          161
Income taxes ...........................        39           37
                                            -------      -------
INCOME OF CONSOLIDATED ENTITIES ........       129          124
Minority interests .....................        (5)         (12)
Income from equity investments .........         2            2
                                            -------      -------
INCOME BEFORE CUMULATIVE EFFECT
OF AN ACCOUNTING CHANGE ................       126          114
Cumulative effect of an accounting change       (2)           -
                                            -------      -------
NET INCOME .............................    $  124       $  114
                                            =======      =======
PER SHARE DATA:
Basic earnings per share:
  Before cumulative effect of an
   accounting change....................    $ 0.78       $ 0.72
  Accounting change ....................      (.01)          -
                                            -------      -------
  Net income                                $ 0.77       $ 0.72
                                            =======      =======
Diluted earnings per share:
  Before cumulative effect of an
   accounting change.....................   $ 0.77       $ 0.71
  Accounting change......................     (.01)           -
                                            -------      -------
  Net income.............................   $ 0.76       $ 0.71
                                            =======      =======
Cash dividends per share ...............    $ 0.17       $ 0.155
                                            =======      =======
WEIGHTED AVERAGE SHARES OUTSTANDING (000'S):
Basic shares outstanding ...............    160,773      159,433
Diluted shares outstanding .............    162,661      161,575

The accompanying notes are an integral part of these financial statements.

                         PRAXAIR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (Millions of dollars)


                                                    March 31,    December 31,
                                                      2001           2000
                                                   (Unaudited)
                                                  ------------   ------------
ASSETS

Cash and cash equivalents .......................    $    43       $    31
Accounts receivable .............................        933           876
Inventories .....................................        316           297
Prepaid and other current assets ................        163           157
                                                     -------       -------
     TOTAL CURRENT ASSETS .......................      1,455         1,361

Property, plant and equipment-net ...............      4,688         4,771
Other assets ....................................      1,685         1,630
                                                     -------       -------
     TOTAL ASSETS ...............................    $ 7,828       $ 7,762
                                                     =======       =======

LIABILITIES AND EQUITY

Accounts payable ................................    $   413       $   409
Short-term debt .................................        175           159
Current portion of long-term debt ...............        333           341
Other current liabilities .......................        512           530
                                                     -------       -------
     TOTAL CURRENT LIABILITIES ..................      1,433         1,439

Long-term debt ..................................      2,714         2,641
Other long-term obligations .....................      1,179         1,167
                                                     -------       -------
     TOTAL LIABILITIES ..........................      5,326         5,247

Minority interests ..............................        139           138
Preferred stock .................................         20            20
Shareholders' equity ............................      2,343         2,357
                                                     -------       -------
     TOTAL LIABILITIES AND EQUITY ...............    $ 7,828       $ 7,762
                                                     =======       =======


The accompanying notes are an integral part of these financial statements.

                         PRAXAIR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Millions of dollars)
                                   (UNAUDITED)


                                                    Quarter Ended March 31,
                                                  ---------------------------
                                                        2001          2000
                                                    ----------    ----------
OPERATIONS
  Net income .....................................    $  124        $  114
  Adjustments:
    Depreciation and amortization ................       122           118
    Deferred income taxes ........................        18            22
    Other non-cash charges .......................         2            10
    Working capital ..............................       (67)          (89)
    Long-term assets and liabilities .............       (13)          (26)
                                                      -------       -------
      Net cash provided by operating activities ..       186           149
                                                      -------       -------
INVESTING
  Capital expenditures ...........................      (145)         (159)
  Acquisitions....................................      (106)           (5)
  Divestitures and asset sales ...................         1             2
                                                     --------      --------
      Net cash used for investing activities .....      (250)         (162)
                                                     --------      --------
FINANCING
  Short-term borrowings (repayments)- net.........        18            91
  Long-term borrowings ...........................        74             3
  Long-term debt repayments ......................        (7)          (17)
  Minority transactions and other ................        (8)          (11)
  Issuance of common stock .......................        33            64
  Purchases of common stock ......................        (6)         (144)
  Cash dividends .................................       (27)          (24)
                                                     --------      --------
      Net cash provided by (used for)
       financing activities ......................        77           (38)
                                                     --------      --------
Effect of exchange rate changes on cash and
  cash equivalents ...............................        (1)            -
                                                     --------      --------
Change in cash and cash equivalents ..............        12           (51)
Cash and cash equivalents beginning-of-year.......        31            76
                                                     --------      --------
Cash and cash equivalents end-of-period ..........   $    43       $    25
                                                     ========      ========



The accompanying notes are an integral part of these financial statements.

                             PRAXAIR, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Presentation of Condensed Consolidated Financial Statements

        In the opinion of Praxair, Inc. (Praxair) management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consisted of only normal recurring adjustments. The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to the consolidated financial statements of Praxair, Inc. and subsidiaries in Praxair's 2000 Annual Report. Certain prior years' amounts have been reclassified to conform to the current year's presentation.

2. Accounting Change

        Effective January 1, 2001, Praxair adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
        (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and 138. SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. At January 1, 2001, Praxair recorded a one-time after tax charge as a cumulative effect adjustment for the initial adoption of SFAS No. 133 totaling $2 million in its consolidated statement of operations, and a deferred loss of $4 million in the accumulated other comprehensive income (loss) component of shareholders' equity in the condensed consolidated balance sheet (see Notes 5 and 6).

3.  Special Charges

        In the fourth quarter of 2000, Praxair recorded pre-tax charges totaling $159 million and $2 million of equity income charges for severance and other costs associated with a repositioning program (see Notes 2 and 10 to Praxair's 2000 consolidated financial statements). The repositioning program included the termination of 811 employees. As of March 31, 2001, 479 employees have been terminated and the remainder of the reductions will be made during 2001.

        Cash payments related to the 2000 repositioning program (primarily for severance) were $10 million during the 2001 first quarter and estimated payments for the remainder of 2001 are an additional $34 million.

        The table below summarizes the activity (cash payments and currency translation) in the accrual for special charges. The accrual relates to the 2000 repositioning program and future lease payments from earlier programs:

        (Millions of dollars)                     Other     Total
        Accrual- Special Charges     Severance   Charges   Accrual
        --------------------------   ---------   -------   -------
        Balance, December 31, 2000     $  45        $ 33      $ 78
        First quarter 2001 activity       (8)         (2)      (10)
                                     ---------   -------   --------
           Balance, March 31, 2001     $  37        $ 31      $ 68
                                     =========   =======   ========

4.       Inventories

         The following is a summary of Praxair's consolidated inventories:

         (Millions of dollars)             March 31,          December 31,
                                              2001                2000
                                          ----------          ----------
    Raw materials and supplies......        $  98               $  98
    Work in process.................           54                  38
    Finished goods..................          164                 161
                                            -----               -----
                                            $ 316               $ 297
                                            =====               =====
5.   Shareholders' Equity

     Changes in Shareholders' Equity were as follows:

(Thousands of shares)                        Common      Treasury
                                          Stock Issued     Stock
                                          ------------   ---------
Balance, January 1, 2001................     166,309       6,930
Common stock activity (b)...............       1,200         (37)
                                            ---------    --------
Balance, March 31, 2001    .............     167,509       6,893
                                            =========    ========

                                                                Accumulated
                                    Additional                  Other
                             Common Paid-In   Treasury Retained Comprehensive
(Millions of dollars)         Stock Capital   Stock    Earnings Income(Loss) Total
                             ------ --------- -------- -------- ----------- -------
Balance, January 1, 2001...   $ 2   $1,658    $ (279)  $ 1,987    $(1,011)  $2,357

Net income ..................                              124                 124
Translation adjustments......                                        (132)    (132)
Derivatives (a)..............                                          (6)      (6)
                                                                            -------
Comprehensive income (loss)..                                                  (14)

Dividends - common stock.....                              (27)                (27)
Common stock activity (b)....           27                                      27
                              ---   ------    ------   -------     ------   -------
Balance, March 31, 2001       $ 2   $1,685    $ (279)   $2,084    $(1,149)  $2,343
                              ===   ======    ======   =======     ======   =======

(a)  Relates to the adoption of SFAS No. 133 (see Notes 2 and 6):
     Transition Adjustment, January 1, 2001                $  (4) million
     Current Quarter Activity:
        Reclassed to earnings (primarily interest expense)     1  million
        Change in fair value                                  (3) million
                                                           -------
                                                           $  (6) million
                                                           =======
(b) Relates to issuance of common stock for the Dividend Reinvestment and Stock Purchase Plan, employee savings and incentive plans, and issuances/purchases of common stock.

       During the quarter ended March 31, 2001, Praxair granted options for 3,071,125 shares of common stock having option prices ranging from $42.75 to $44.02 per share (weighted average price of $44.01), the closing market price of Praxair's common stock on the day of the grants. At March 31, 2001 there were 16,517,640 shares under option at prices ranging from $13.96 to $56.13 per share (weighted average of $38.21) of which options for 8,717,585 shares were exercisable at prices ranging from $13.96 to $56.13 per share (weighted average of $33.33). During the quarter ended March 31, 2001, 1,057,312 options were exercised.


6.  Debt and Financial Instruments

    Debt - The following is a summary of Praxair's outstanding debt at March 31, 2001 and December 31, 2000.

                                               March 31,        December 31,
                                                 2001              2000
(Millions of Dollars)                         (Unaudited)
Short-term:                                  -------------     --------------
  Canadian borrowings.......................    $    3              $    5
  South American borrowings.................        74                  73
  Other international borrowings............        98                  81
                                                -------             -------
Total short-term debt.......................       175                 159
Long-term:
U.S.:
  Commercial paper and U.S. borrowings......       670                 852
  6.70%  Notes due 2001.....................       250                 250
  6.625% Notes due 2003.....................        75                  75
  6.75%  Notes due 2003.....................       300                 300
  6.15%  Notes due 2003.....................       250                 250
  6.85%  Notes due 2005.....................       150                 150
  6.90%  Notes due 2006.....................       250                 250
  6.625% Notes due 2007.....................       250                 250
  6.50%  Notes due 2008.....................       250                   -
  8.70%  Debentures due 2022
         (Redeemable after 2002)............       300                 300
  Other borrowings..........................        43                  42
Canadian borrowings.........................       174                 176
South American borrowings...................        65                  66
Other international borrowings..............        20                  21
                                                -------             -------
                                                 3,047               2,982
Less: current portion of long-term debt.....       333                 341
                                                -------             -------
Total long-term debt........................     2,714               2,641
                                                -------             -------
Total debt..................................    $3,222              $3,141
                                                =======             =======

        On March 1, 2001, Praxair issued $250 million 6.5% notes maturing March 1, 2008. The proceeds were used to repay outstanding commercial paper and other short-term borrowings. On April 16, 2001, Praxair repaid the $250 million 6.7% notes that were due on that date.

        At March 31, 2001, $670 million of short-term borrowings have been classified as long-term ($852 million at December 31, 2000) because of the Company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of its credit agreements. No borrowings were outstanding under the credit agreements at March 31, 2001.

        Financial Instruments - At March 31, 2001, Praxair had $700 million notional amount of interest rate swap agreements that effectively convert variable rate interest and lease payments to fixed rate interest and lease payments. The scheduled maturities of the swap agreements are 2001, $250 million and 2002, $450 million. These swap agreements have been designated as, and are effective as, cash flow hedges of outstanding debt instruments or lease obligations. During the quarter Praxair recorded the change in fair value to accumulated other income
        (loss) and reclassified to earnings a portion of the deferred loss from accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings. Any ineffectiveness was also recorded and was not significant. Praxair records hedging activity related to debt instruments in interest expense and lease obligations as a charge to operating profit. Praxair expects to reclassify approximately $7 million of the after tax deferred loss from accumulated other comprehensive income (loss) to earnings (interest expense and operating profit) in the next twelve months as the hedged transactions occur. Also during the 2001 quarter, Praxair entered into three commodity swaps to hedge its exposure to the variability in future cash flows for forecasted purchases of natural gas and electricity. The impact of these commodity swaps is not significant.

        Praxair is also a party to currency exchange forward contracts to manage its exposure to changing currency exchange rates that all mature within one year. At March 31, 2001, Praxair had $243 million of currency exchange forward contracts outstanding: $203 million to hedge recorded balance sheet exposures, $4 million to hedge firm commitments (generally for the purchase of equipment related to construction projects) and $36 million to hedge anticipated future net income. Additionally, there is $10 million notional value of currency exchange contracts that effectively offset. These currency exchange forward contracts are effective economic hedges, but are not designated as hedges for accounting purposes as the currency gains and losses from the contracts and the underlying hedged items generally offset. The amount recorded in other income-net in the 2001 quarter as a result of recognizing these derivatives at fair value was not significant. On April 20, 2001 Praxair entered into $15 million notional amount of currency exchange forward contracts for a one month period which are designated as, and are effective as, hedges of a portion of its net investment position in its subsidiary in Argentina. Changes in the fair value of these contracts offset translation gains and losses associated with the hedged net investment position and, accordingly, will be recorded in the cumulative translation adjustment component of accumulated other comprehensive income (loss) on the consolidated balance sheet.

        At March 31, 2001, the fair value of all derivative instruments has been recorded in the consolidated balance sheet as follows: $2 million in current assets and $12 million in current liabilities.

        On January 3, 2001, Praxair terminated early an $80 million notional interest rate swap that did not qualify as an effective hedge. The income statement impact was not significant.

7.      Earnings Per Share

        Basic earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents. The difference between the number of shares used in the basic earnings per share calculation compared to the diluted earnings per share calculation is due to the dilutive effect of outstanding stock options. Stock options for 4,808,605 shares were not included in the computation of diluted earnings per share for the quarter ended March 31, 2001 (6,014,880 shares in the 2000 first quarter) because the exercise prices were greater than the average market price of the common stock.

8.      South American Tender Offer

        As a result of a tender offer initiated in 2000, Praxair increased its ownership interest in its Brazilian affiliate, White Martins, from 76.6% at December 31, 1999 and March 31, 2000 to 98.6% at December 31, 2000, and to 98.7% at March 31, 2001. The purchase price of $243 million ($242 million in 2000 and $1 million in the quarter ended March 31, 2001) was financed with additional debt.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results

(Dollar amounts in millions)                 Quarter Ended             Percent
                                 March 31, 2001      March 31, 2000    Change
                                ---------------     ---------------   ----------
Sales..........................      $1,335             $1,230         +  8.5%
Selling, general
 and administrative............      $  168             $  167            -
Depreciation and amortization..      $  122             $  118         +  3.4%
Operating profit...............      $  224             $  213         +  5.2%
Interest expense...............      $   56             $   52         +  7.7%
Effective tax rate.............          23%                23%           -
Minority interests.............      $   (5)            $  (12)        - 58.4%
Income before cumulative effect
 of an accounting change ......      $  126             $  114         + 10.5%


The sales increase of 8.5% for the quarter ended March 31, 2001 versus the respective 2000 period was due primarily to price improvements in all segments but especially North and South America; industrial gases volume growth in South America, Europe, Asia and in Surface Technologies; and acquisitions in North America and Surface Technologies. These increases were partially offset by unfavorable currency translation impacts, primarily in South America and Europe, and by lower volumes in North America.

Operating profit increased 5.2% for the quarter ended March 31, 2001 versus the respective 2000 period. This increase was due primarily to the sales increase described above and productivity improvements in all segments; partially offset by the currency translation impact, primarily in South America and Europe. As a percentage of sales, selling, general and administrative expenses for the quarter ended March 31 2001 was 12.6% versus 13.6% in 2000 due primarily to the increase in sales, cost reductions and currency impacts; partially offset by cost inflation and acquisitions. The increase in depreciation and amortization expense reflects the impact of new projects coming on-stream, as well as acquisitions.

Income before cumulative effect of an accounting change increased 10.5% for the 2001 quarter versus the respective 2000 period. This increase was due to the higher operating profits described above and lower minority interests, partially offset by higher interest expense and income taxes, although the effective tax rate remained at 23%. The decrease in minority interests is due to the impact of the increase in Praxair's ownership interest in White Martins (See Note 8 to the condensed consolidated financial statements). Interest expense increased mainly due to the higher debt levels.

The number of employees at March 31, 2001 was approximately 23,725, which reflects an increase of 290 employees since December 31, 2000. This increase is related to acquisitions (approximately 490 people) and volume growth, offset by reductions related to the 2000 repositioning program.

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows (for a description of Praxair's operating segments, refer to Note 3 to the consolidated financial statements included in Praxair's 2000 annual report to shareholders):

(Dollar amounts in millions)         Quarter Ended March 31,
                                  -----------------------------    Percent
                                    2001              2000         Change
SALES                             -------          --------      ---------
  North America                   $  826            $  722            +14%
  South America                      175               186            - 6%
  Europe                             128               130            - 2%
  Surface Technologies               153               147            + 4%
  All Other                           53                45            +18%
                                   ------            ------
                                  $1,335            $1,230            + 9%
                                   ======            ======
OPERATING PROFIT
  North America                   $  145            $  139           +  4%
  South America                       42                39           +  8%
  Europe                              32                32              -
  Surface Technologies (a)            18                11           + 64%
  All Other (a)                       (6)               (1)          -500%
  Corporate                           (7)               (7)             -
                                  -------           -------
                                  $  224            $  213            + 5%
                                   ======           =======

(a) The quarter ended March 31, 2000 for Surface Technologies includes a $5 million charge relating to severance costs and other exit costs. The All Other segment results for the quarter ended March 31, 2000 include a $5 million recovery from the cash settlement of litigation related to a previously divested business.

North America
-------------
Overall, the 14% sales growth is due to price increases, and acquisitions in the electronics and healthcare markets. The price increases, in part, reflect higher natural gas costs, which pass-through to on-site hydrogen customers. These price increases were partially offset by a decrease in volume for the United States and Canada industrial gas businesses and currency translation impacts for Canada and Mexico.

The operating profit increase was primarily due to the impact of price improvements, cost reductions and acquisitions; partially offset by a decrease in sales volume and cost inflation. Operating profit as a percentage of sales was 17.6% versus 19.3% in the 2000 quarter. This percentage decrease is primarily due to the pass-through of higher natural gas costs, which increases both sales and cost of sales and has a relatively small impact on operating profit. Excluding the impact of the higher natural gas costs pass-through, the 2001 operating margin is comparable with the 2000 quarter.

South America
-------------
Sales for the quarter ended March 31, 2001 decreased $11 million, or 6% as compared to the quarter ended March 31, 2000. This decrease was due primarily to the impact of currency translation and a business divestiture in the third quarter 2000; and partially offset by price and volume increases. Excluding the impact of currency translation and the divestiture, sales increased 11%. The Brazilian currency (Real) was 1.77 Real per U.S. Dollar for the 2000 quarter and
2.02 Real per U. S. Dollar for the 2001 quarter (2.16 Real per U.S. Dollar at March 31, 2001).

Operating profit for the quarter ended March 31, 2001 increased $3 million, or 8% as compared to the 2000 quarter end period. This increase was primarily due to pricing, productivity improvement initiatives, and volume growth; partially offset by currency translation. Excluding the impact of currency translation and the divestiture, operating profit increased 23%. Future currency movements versus the U.S. Dollar, if any, will continue to impact reported results.

Europe
------
Sales for the quarter ended March 31, 2001 decreased $2 million, or 2% as compared to the 2000 quarter. This decrease in sales is due to currency translation impacts, partially offset by volume growth and price increases. Excluding the currency translation effects for the quarter ended March 31, 2001, sales increased by 8%.

Operating profit for the quarter ended March 31, 2001 was unchanged compared to the 2000 quarter. Excluding currency translation effects operating profit increased by 13% due to sales volume increase and cost reductions.

Surface Technologies
--------------------

Sales for the current quarter ended March 31, 2001 increased $6 million, or 4% as compared to the 2000 quarter. The increase in sales is due primarily to volume and price increases, and acquisitions; partially offset by currency translation impacts.

Operating profit for the current quarter ended March 31, 2001 increased $7 million, or 64% as compared to the 2000 quarter. The quarter ended March 31, 2000 includes a $5 million charge relating to severance costs and other exit costs (see Note 2 to Praxair's 2000 consolidated financial statements). Excluding the impact of this charge in 2000, operating profit for current quarter ended March 31, 2001 increased 13% primarily due to productivity improvements, sales volume and acquisitions; partially offset by currency translation impacts.

All Other
---------
Sales for the current quarter ended March 31, 2001 increased $8 million, or 18% as compared to the 2000 quarter. Asia experienced sales volume growth of 31%, partially offset by currency translation and a decline in Global Supply System third-party equipment sales.

Operating Profit for the quarter ended March 31, 2001 decreased $5 million, as compared to the 2000 quarter. This decrease is due primarily to a one-time recovery in the 2000 quarter for $5 million from a cash settlement of litigation related to a previously divested business. Excluding the litigation impact from 2000, the operating profit increased slightly due to sales volume growth in Asia; partially offset by lower results in global supply systems and currency translation.

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:
                                               Quarter Ended March 31,
(Dollar amounts in millions)                ----------------------------
                                                  2001          2000
                                                 ------        ------
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income plus depreciation
  and amortization........................      $  246         $  232
Working capital...........................         (67)           (89)
Other - net...............................           7              6
                                                -------        -------
Total from operating activities...........      $  186         $  149
                                                =======        =======
INVESTING ACTIVITIES
Capital expenditures......................      $ (145)        $ (159)
Acquisitions..............................        (106)            (5)
Divestitures and asset sales..............           1              2
                                                -------        -------
Total used for investing activities.......      $ (250)        $ (162)
                                                =======        =======
FINANCING ACTIVITIES
Debt increases (reductions) - net.........      $   85         $   77
Minority transactions and other...........          (8)           (11)
Net issuances (purchases) of common stock.          27            (80)
Cash dividends............................         (27)           (24)
                                               --------        -------
Total from (used for) financing activities      $   77         $  (38)
                                               ========        =======
OTHER FINANCIAL DATA
After-tax return on capital (a)...........       12.2%          11.5%
                                               ========       =======


                                              March 31,     December 31,
                                                2001           2000
                                             -----------    ------------
Debt-to-capital ratio:
  Debt....................................      $3,222         $3,141
  Capital(b)..............................      $5,724         $5,656
  Debt-to-capital ratio...................        56.3%          55.5%

(a) Defined as after-tax operating profit plus income from equity investments, divided by average capital, calculated on an annualized basis.
(b) Includes debt, minority interests, preferred stock and shareholders' equity.


Cash Flow from Operations
-------------------------
Cash flow from operations increased to $186 million in the quarter ended March 31, 2001 versus $149 million in 2000 primarily due to higher net income and lower working capital requirements due to continued cash flow initiatives.

Investing
---------
Cash flow used for investing in first quarter ended March 31, 2001 totaled $250 million, an increase of $88 million from the first quarter 2000. This increase is due to the higher level of acquisitions in 2001, partially offset by a decrease in capital expenditures.

Capital expenditures for the quarter ended March 31, 2001 totaled $145 million, down $14 million from the 2000 quarter. The decrease in capital expenditures is primarily in North America; partially offset by increases in South America, Europe and Asia. On a worldwide basis, capital expenditures for the full year 2001 are expected to be $600 to $700 million.

Acquisition expenditures for the quarter ended March 31, 2001 totaled $106 million, an increase of $101 million from the 2000 quarter. The acquisitions in the 2001 quarter were in the North American electronics and healthcare businesses, and Surface Technologies.

Financing
---------
At March 31, 2001, Praxair's total debt outstanding was $3,222 million, an increase of $81 million versus December 31, 2000. This increase is primarily due to the acquisitions in the 2001 quarter.

Other Financial Data
--------------------
Praxair's debt-to-capital ratio increased from 55.5% at December 31, 2000 to 56.3% at March 31, 2001 due to the increase in debt and the decrease in shareholders' equity. The decrease in shareholder's equity is primarily due to currency translation impacts in South America and Europe (see Note 5 to the condensed consolidated financial statements).

The after-tax return on capital increased .7% from the 2000 quarter due primarily to the higher level of operating profit.

Raw Materials

Energy is the single largest cost in the production and distribution of industrial gases. Most of Praxair's energy requirements are in the form of electricity. Other important elements are crude hydrogen and natural gas (for hydrogen) and diesel fuel (for distribution). A shortage or interruption of energy, or increases in energy prices that cannot be passed through to customers, are risks to Praxair's business and financial performance. Because many of Praxair's contracts with customers are long term, with pass-through provisions, Praxair has not, historically, experienced significant difficulties related to recovery of energy costs. Supply of energy also has not been a significant issue. However, during 2000 and continuing into 2001, there has been unprecedented volatility in the cost and supply of electricity and in natural gas prices in the United States, particularly in California. To date, Praxair has been able to substantially mitigate the financial impact of these costs by passing them on to customers. Praxair does not expect significant supply issues in the United States, however, the current drought in Brazil, if it continues, increases the potential for electricity supply issues in that market since a major source of electricity is hydro-based. In anticipation of continued volatility, the company has taken aggressive pricing actions, is strengthening its energy-management program for purchased power, and is implementing new customer contract terms and conditions. However, the outcome of the energy situation and its impact on the national economies where Praxair operates is unpredictable at this time and may pose unforeseen future risk. Also, refer to Raw Materials and Markets in the Management's Discussion and Analysis Section of Praxair's 2000 Annual Report.

Euro Conversion

Refer to Euro Conversion in the Management's Discussion and Analysis Section of Praxair's 2000 Annual Report.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to the Market Risks and Sensitivity Analysis in the Management's Discussion and Analysis section of Praxair's 2000 Annual Report.

Item 4.   Submission of Matters to a Vote of Security Holders.

The Annual Meeting of the Shareholders of Praxair, Inc. was held on April 24, 2001. The following is a record of the votes cast as to the following proposals presented at the Annual Meeting.

Proposal 1: Election of Directors, each to serve for a term of three years, expiring on the date of the Annual Meeting of Shareholders in 2004, and until his successor is duly elected and qualified.

       NOMINEE              SHARES VOTES FOR   VOTES WITHHELD
-------------------------   ----------------   --------------
Alejandro Achaval              133,600,512       2,451,465
Ronald L. Kuehn, Jr.           133,606,395       2,445,582
H. Mitchell Watson, Jr.        133,644,822       2,407,155

In addition to the foregoing elected directors, the terms of office for the following individuals continue after the meeting:

Dale F. Frey
Claire W. Gargalli
Raymond W. LeBoeuf
Benjamin F. Payton
G. Jackson Ratcliffe, Jr.
Dennis H. Reilley

Mr. C. Fred Fetterolf retired from the Board as a result of the Board's tenure policy.

Proposal 2: The 2002 Praxair,  Inc. Long Term Incentive Plan was approved.  The vote was 121,415,858 shares voted for, 13,616,698 shares voted against and 1,019,421 shares abstained.

Proposal 3: The Praxair,  Inc. Plan for  Determining  Performance-Based  Awards
            under Section 162(m) was approved. The vote was 129,028,910 shares voted for, 5,910,558 shares voted against and 1,112,509 shares abstained.

Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K:

On March 1, 2001, Praxair, Inc. filed a Current Report on Form 8-K, Item 5, reporting Praxair's filing of audited consolidated financial statements, management's discussion and analysis and five year financial summary of Praxair, Inc., for the year ended December 31, 2000.

On March 2, 2001, Praxair, Inc. filed a Current Report on Form 8-K, Item 2, reporting Praxair's announcement of an acquisition, Dorsey Gage Co., Inc., a maker of tools for equipment used to produce semiconductor devices.

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




Date:       May 9, 2001                 By:      /s/George P. Ristevski
      ------------------------               -----------------------------
                                             George P. Ristevski
                                             Vice President and Controller
                                             (On behalf of the Registrant
                                             and as Chief Accounting Officer)