Form 10-Q
period 2001-06-30
PRAXAIR INC
filed 2001-08-13
CIK 884905

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended June 30, 2001
                                   ------------------
                                     OR

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

                              Yes [X]         No [ ]

At June 30, 2001, 161,526,822 shares of common stock ($.01 par value) of the Registrant were outstanding.

                           Forward-looking statements
                           --------------------------

The forward-looking statements contained in this document concerning demand for products and services, the expected macroeconomic environment, sales and earnings growth, projected capital and acquisition spending, and other financial goals involve risks and uncertainties, and are subject to change based on various factors. These include the impact of changes in worldwide and national economies, the cost and availability of electric power, natural gas and other materials, development of operational efficiencies, changes in foreign currencies, changes in interest rates, the continued timely development and acceptance of new products and services, the impact of competitive products and pricing, and the impact of tax and other legislation and regulation in the jurisdictions which the company operates as well as new accounting rules and practices.

                                      INDEX



PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

    Consolidated Statement of Income - Praxair, Inc. and Subsidiaries Quarter and Six Months Ended June 30, 2001 and 2000 (Unaudited)

    Condensed Consolidated Balance Sheet - Praxair, Inc. and Subsidiaries June 30, 2001 (Unaudited) and December 31, 2000

    Condensed Consolidated Statement of Cash Flows - Praxair, Inc. and Subsidiaries Quarter Ended June 30, 2001 and 2000 (Unaudited)

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

Item 6.  Exhibits and Reports on Form 8-K

Signature

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         PRAXAIR, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                  (Millions of dollars, except per share data)
                                   (UNAUDITED)

                                                     Quarter Ended June 30,
                                                 -----------------------------
                                                     2001              2000
                                                 ---------           ---------
SALES ......................................     $   1,314           $   1,265
Cost of sales, exclusive of
  depreciation and amortization ............           784                 761
Selling, general and administrative ........           176                 162
Depreciation and amortization ..............           125                 118
Research and development ...................            16                  16
Other income-net ...........................             7                  11
                                                 ---------           ---------
OPERATING PROFIT ...........................           220                 219
Interest expense ...........................            55                  57
                                                 ---------           ---------
INCOME BEFORE INCOME TAXES .................           165                 162
Income taxes ...............................            37                  37
                                                 ---------           ---------
INCOME OF CONSOLIDATED ENTITIES ............           128                 125
Minority interests .........................            (4)                 (6)
Income from equity investments .............             2                   3
                                                 ---------           ---------

NET INCOME .................................     $     126           $     122
                                                 =========           =========
PER SHARE DATA:
Basic earnings per share:

  Net income ...............................     $    0.78           $    0.77
                                                 =========           =========
Diluted earnings per share:

  Net income ...............................     $    0.77           $    0.76
                                                 =========           =========
Cash dividends per share ...................     $    0.17           $   0.155
                                                 =========           =========
WEIGHTED AVERAGE SHARES OUTSTANDING (000'S):
Basic shares outstanding ...................       161,543             158,515
Diluted shares outstanding .................       163,802             161,629

The accompanying notes are an integral part of these financial statements.

                         PRAXAIR, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                  (Millions of dollars, except per share data)
                                   (UNAUDITED)

                                                   Six Months Ended June 30,
                                                  --------------------------
                                                     2001             2000
                                                  ---------        ---------
SALES ......................................      $   2,649        $   2,495
Cost of sales, exclusive of
  depreciation and amortization ............          1,593            1,483
Selling, general and administrative ........            344              329
Depreciation and amortization ..............            247              236
Research and development ...................             32               32
Other income-net ...........................             11               17
                                                  ---------        ---------
OPERATING PROFIT ...........................            444              432
Interest expense ...........................            111              109
                                                  ---------        ---------
INCOME BEFORE INCOME TAXES .................            333              323
Income taxes ...............................             76               74
                                                  ---------        ---------
INCOME OF CONSOLIDATED ENTITIES ............            257              249
Minority interests .........................             (9)             (18)
Income from equity investments .............              4                5
                                                  ---------        ---------
INCOME BEFORE CUMULATIVE EFFECT
OF AN ACCOUNTING CHANGE ....................            252              236
Cumulative effect of an accounting change ..             (2)            --
                                                  ---------        ---------
NET INCOME .................................      $     250        $     236
                                                  =========        =========
PER SHARE DATA:
Basic earnings per share:
  Before cumulative effect of an
   accounting change .......................      $    1.56        $    1.49
  Accounting change ........................           (.01)            --
                                                  ---------        ---------
  Net income ...............................      $    1.55        $    1.49
                                                  =========        =========
Diluted earnings per share:
  Before cumulative effect of an
   accounting change .......................      $    1.54        $    1.47
  Accounting change ........................           (.01)            --
                                                  ---------        ---------
  Net income ...............................      $    1.53        $    1.47
                                                  =========        =========
Cash dividends per share ...................      $    0.34        $    0.31
                                                  =========        =========
WEIGHTED AVERAGE SHARES OUTSTANDING (000'S):
Basic shares outstanding ...................        161,158          158,974
Diluted shares outstanding .................        163,216          161,102



The accompanying notes are an integral part of these financial statements.

                         PRAXAIR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (Millions of dollars)


                                            June 30,    December 31,
                                              2001           2000
                                                 (Unaudited)
                                           ------          ------
ASSETS

Cash and cash equivalents .......          $   46          $   31
Accounts receivable .............             932             876
Inventories .....................             319             297
Prepaid and other current assets              145             157
                                           ------          ------
     TOTAL CURRENT ASSETS .......           1,442           1,361

Property, plant and equipment-net           4,692           4,771
Other assets ....................           1,706           1,630
                                           ------          ------
     TOTAL ASSETS ...............          $7,840          $7,762
                                           ======          ======

LIABILITIES AND EQUITY

Accounts payable ................          $  405          $  409
Short-term debt .................             189             159
Current portion of long-term debt              81             341
Other current liabilities .......             503             530
                                           ------          ------
     TOTAL CURRENT LIABILITIES ..           1,178           1,439

Long-term debt ..................           2,916           2,641
Other long-term obligations .....           1,173           1,167
                                           ------          ------
     TOTAL LIABILITIES ..........           5,267           5,247

Minority interests ..............             139             138
Preferred stock .................              20              20
Shareholders' equity ............           2,414           2,357
                                           ------          ------
     TOTAL LIABILITIES AND EQUITY          $7,840          $7,762
                                           ======          ======



The accompanying notes are an integral part of these financial statements.

                         PRAXAIR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Millions of dollars)
                                   (UNAUDITED)


                                                       Six Months Ended June 30,
                                                        ----------------------
                                                         2001            2000
                                                        -----           -----
OPERATIONS
  Net income .....................................      $ 250           $ 236
  Adjustments:
    Depreciation and amortization ................        247             236
    Deferred income taxes ........................         32              41
    Other non-cash charges .......................         (3)             11
    Working capital ..............................        (52)           (134)
    Long-term assets and liabilities .............        (37)            (63)
                                                        -----           -----
      Net cash provided by operating activities ..        437             327
                                                        -----           -----
INVESTING
  Capital expenditures ...........................       (284)           (349)
  Acquisitions ...................................       (181)           (255)
  Divestitures and asset sales ...................         11               4
                                                        -----           -----
      Net cash used for investing activities .....       (454)           (600)
                                                        -----           -----
FINANCING
  Short-term borrowings (repayments)- net ........         34             514
  Long-term borrowings ...........................        285              14
  Long-term debt repayments ......................       (263)           (124)
  Minority transactions and other ................        (12)            (69)
  Issuance of common stock .......................         70              80
  Purchases of common stock ......................        (25)           (144)
  Cash dividends .................................        (55)            (49)
                                                        -----           -----
      Net cash provided by
          financing activities ...................         34             222
                                                        -----           -----
Effect of exchange rate changes on cash and
  cash equivalents ...............................         (2)           --
                                                        -----           -----
Change in cash and cash equivalents ..............         15             (51)
Cash and cash equivalents beginning-of-year ......         31              76
                                                        -----           -----
Cash and cash equivalents end-of-period ..........      $  46           $  25
                                                        =====           =====



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

     In accordance with Emerging Issues Task Force (EITF) Consensus No. 2000-15, Classification in the Statement of Cash Flows of Income Tax Benefit Received by a Company Upon Exercise of a Nonqualified Employee Stock Option, Praxair has included the tax benefit associated with the exercise of stock options as cash flows from operations. Therefore, in the Statement of Cash Flows for the six months ended June 30, 2000, $3 million has been reclassified from Financing to Operating Cash Flows.

     Recently Issued Accounting Standards - In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations and No. 142 Goodwill and Other Intangible Assets. SFAS No. 141 requires that business combinations initiated after June 30, 2001 must use the purchase method of accounting. For Praxair, SFAS No. 142 will be effective on January 1, 2002. Under SFAS No. 142, goodwill and indefinite life intangible assets will no longer be amortized against earnings. Instead goodwill and indefinite life intangible assets will be reviewed for impairment and written down and expensed only in the period in which goodwill and indefinite life intangible assets recorded values exceed its fair value. The amortization period of intangible assets with a finite life will no longer be limited to 40 years. Goodwill and indefinite life intangible assets will be required to be reviewed for impairment on an annual basis, and on an interim basis if the occurrence of events indicates that the goodwill might be impaired. The impairment test must be performed on all reporting units within six-months of adopting SFAS 142. Praxair is currently evaluating the impact on its financial statements of adopting these standards and will comply as required. Any required adjustment will be recorded as a cumulative effect adjustment in 2002.

2.   Accounting Change

     Effective January 1, 2001, Praxair adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and 138. SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. At January 1, 2001, Praxair recorded a one-time after tax charge as a cumulative effect adjustment for the initial adoption of SFAS No. 133 totaling $2 million in its consolidated statement of operations, and a deferred loss of $4 million in the accumulated other comprehensive income
     (loss) component of shareholders' equity in the condensed consolidated balance sheet (see Notes 5 and 6).

3.   Special Charges

     In the fourth quarter of 2000, Praxair recorded pre-tax charges totaling $159 million and $2 million of equity income charges for severance and other costs associated with a repositioning program (see Notes 2 and 10 to Praxair's 2000 consolidated financial statements). The repositioning program included the termination of 811 employees. As of June 30, 2001, 592 employees have been terminated and the remainder of the reductions will be made during 2001.

     Cash payments related to the 2000 repositioning program (primarily for severance) during the quarter ending June 30, 2001 were $9 million ($19 million for the six months ended June 30, 2001). Estimated payments for the remainder of 2001 are $21 million.

     The table below summarizes the activity (cash payments and currency translation) in the accrual for special charges. The accrual relates to the 2000 repositioning program and future lease payments from earlier programs:




        (Millions of dollars)                              Other       Total
        Accrual- Special Charges           Severance      Charges     Accrual
        --------------------------         ---------      -------     -------
        Balance, December 31, 2000          $ 45           $ 33         $ 78
        2001 activity                        (14)            (5)         (19)
                                            ----           ----         ----
               Balance, June 30, 2001       $ 31           $ 28         $ 59
                                            ====           ====         ====

4.       Inventories

         The following is a summary of Praxair's consolidated inventories:

         (Millions of dollars)             June 30,          December 31,
                                             2001                2000
                                          ----------          ----------
    Raw materials and supplies......        $  95               $  98
    Work in process.................           57                  38
    Finished goods..................          167                 161
                                            -----               -----
                                            $ 319               $ 297
                                            =====               =====
5.   Shareholders' Equity

     Changes in Shareholders' Equity were as follows:

(Thousands of shares)                        Common      Treasury
                                          Stock Issued     Stock
                                          ------------   ---------
Balance, January 1, 2001................     166,309       6,930
Common stock activity (b)...............       2,389         241
                                            ---------    --------
Balance, June 30, 2001     .............     168,698       7,171
                                            =========    ========

                                                                Accumulated
                                    Additional                  Other
                             Common Paid-In   Treasury Retained Comprehensive
(Millions of dollars)         Stock Capital   Stock    Earnings Income(Loss) Total
                             ------ --------- -------- -------- ----------- -------
Balance, January 1, 2001...  $  2   $1,658    $ (279)  $ 1,987    $(1,011)  $2,357

Net income ..................                              250                 250
Translation adjustments......                                        (189)    (189)
Derivatives (a)..............                                          (8)      (8)

                                                                            -------
Comprehensive income (loss)..                                                   53

Dividends - common stock.....                              (55)                (55)
Common stock activity (b)....           72       (13)                           59
                              ---   ------    ------   -------     ------   -------
Balance, June 30, 2001       $  2   $1,730    $ (292)   $2,182    $(1,208)  $2,414
                              ===   ======    ======   =======     ======   =======

(a)  Relates to the adoption of SFAS No. 133 (see Notes 2 and 6):

     Transition Adjustment, January 1, 2001                $ (4) million
     2001 Activity:
         Change in fair value                                (9) million
         Reclassed to earnings (primarily interest expense)   5  million
                                                           ----
                                                           $ (8) million
                                                           ====

(b)  Relates to issuance of common stock for the Dividend Reinvestment and Stock
     Purchase    Plan,    employee    savings   and   incentive    plans,    and
     issuances/purchases of common stock.


       During the quarter and six months ended June 30, 2001, Praxair granted options for 247,500 and 3,318,625 shares, respectively, of common stock having option prices ranging from $42.75 to $46.21 per share (weighted average of $44.16), the closing market price of Praxair's common stock on the day of the grants. At June 30, 2001 there were 15,658,304 shares under option at prices ranging from $13.96 to $56.13 per share (weighted average of $39.18) of which options for 7,674,424 shares were exercisable at prices ranging from $13.96 to $56.13 per share (weighted average of $34.43). During the quarter and six months ended June 30, 2001, 1,066,341 and 2,123,653 options were exercised, respectively.

6.  Debt and Financial Instruments

      Debt - The following is a summary of Praxair's outstanding debt at June 30, 2001 and December 31, 2000.

                                                June 30,        December 31,
                                                  2001               2000
(Millions of Dollars)                                  (Unaudited)
Short-term:                                  -------------     --------------
  Canadian borrowings.......................    $    -              $    5
  US borrowings.............................        19                   -
  South American borrowings.................        78                  73
  Other international borrowings............        92                  81
                                                -------             -------
Total short-term debt.......................       189                 159
Long-term:
U.S.:
  Commercial paper and U.S. borrowings......       878                  852
  6.70%  Notes due 2001.....................         -                 250
  6.625% Notes due 2003.....................        75                  75
  6.75%  Notes due 2003.....................       300                 300
  6.15%  Notes due 2003.....................       250                 250
  6.85%  Notes due 2005.....................       150                 150
  6.90%  Notes due 2006.....................       250                 250
  6.625% Notes due 2007.....................       250                 250
  6.50%  Notes due 2008.....................       250                   -
  8.70%  Debentures due 2022
         (Redeemable after 2002)............       300                 300
  Other borrowings..........................        43                  42
Canadian borrowings.........................       176                 176
South American borrowings...................        56                  66
Other international borrowings..............        19                  21
                                                -------             -------
                                                 2,997               2,982
Less: current portion of long-term debt.....        81                 341
                                                -------             -------
Total long-term debt........................     2,916               2,641
                                                -------             -------
Total debt..................................    $3,186              $3,141
                                                =======             =======

        On March 1, 2001, Praxair issued $250 million 6.5% notes maturing March 1, 2008. The proceeds were used to repay outstanding commercial paper and other short-term borrowings. On April 16, 2001, Praxair repaid the $250 million 6.7% notes that were due on that date.

        At June 30, 2001, $878 million of short-term borrowings were classified as long-term debt ($852 million at December 31, 2000) because of the Company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of the credit agreements. No borrowings were outstanding under the credit agreements at June 30, 2001.

        Financial Instruments - At June 30, 2001, Praxair had $700 million notional amount of interest rate swap agreements that effectively convert variable rate interest and lease payments to fixed rate interest and lease payments. The scheduled maturities of the swap agreements are:
        $250 million in 2001 and $450 million in 2002. These swap agreements have been designated as, and are effective as, cash flow hedges of outstanding debt instruments or lease obligations. Praxair also has five commodity swap agreements outstanding to hedge its exposure to the variability in future cash flows for forecasted purchases of natural gas and electricity. These swap agreements have been designated as, and are effective as, cash flow hedges of forecasted purchases and all mature within one year.

        During the quarter Praxair recorded the change in fair value of its swap agreements to accumulated other income (loss) and reclassified to earnings a portion of the deferred loss from accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings. Any ineffectiveness was also recorded and was not significant. Praxair records hedging activity related to debt instruments in interest expense, and lease obligations and commodity swaps as a charge to operating profit. At June 30, 2001 Praxair recorded $8 million of after tax deferred losses ($12 million pre-tax) in accumulated other comprehensive income (loss) for these outstanding swap agreements. Praxair expects to reclassify the deferred losses to earnings in the next twelve months as the hedged transactions occur: $8 million to interest expense and $4 million to operating profit.

        Praxair is also a party to currency exchange forward contracts to manage its exposure to changing currency exchange rates that all mature within one year. Praxair considers all these currency exchange forward contracts as effective economic hedges. For accounting purposes, Praxair currently recognizes the currency gains and losses from the contracts as follows: hedges of balance sheet exposures, firm commitments and anticipated future net income are recognized in other income-net and generally offset the underlying hedged items; hedges of net investments in foreign subsidiaries are recognized in the cumulative translation adjustment component of accumulated other comprehensive income (loss) on the consolidated balance sheet to offset translation gains and losses associated with the hedged net investment.

        At June 30, 2001, Praxair had $215 million of currency exchange forward contracts outstanding: $166 million to hedge recorded balance sheet exposures, $24 million to hedge anticipated future net income and $25 million to hedge net investments in foreign subsidiaries. Additionally, there are currency exchange contracts totaling $15 million notional value that effectively offset. The amount recorded in other income-net in the 2001 quarter as a result of recognizing these derivatives at fair value was a loss of $3 million (primarily for the hedges of anticipated future net income). The amount recorded in cumulative translation adjustment component of accumulated other comprehensive income (loss) for the net investment contracts was not significant. Subsequent to June 30, 2001, Praxair entered into $22 million notional value of currency exchange contracts to hedge 2001 anticipated future net income in Europe.

        At June 30, 2001, the fair value of all derivative instruments has been recorded in the consolidated balance sheet as $17 million in current liabilities.

        On January 3, 2001, Praxair terminated early an $80 million notional interest rate swap that did not qualify as an effective hedge. The income statement impact was not significant.

7.      Earnings Per Share

        Basic earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents. The difference between the number of shares used in the basic earnings per share calculation compared to the diluted earnings per share calculation is due to the dilutive effect of outstanding stock options. Stock options for 915,145 and 1,381,520 shares were not included in the computation of diluted earnings per share for the quarter and six months ended June 30, 2001 (6,001,705 and 6,024,205 during the quarter and six months ended June 30, 2000), respectively, because the exercise prices were greater than the average market price of the common stock.

8.      South American Tender Offer

        As a result of a tender offer initiated in 2000, Praxair increased its ownership interest in its Brazilian affiliate, White Martins, from 76.6% at December 31, 1999 to 96.8% as of June 30, 2000, increasing to 98.6% as of December 31, 2000 and increasing to 98.9% as of June 30, 2001. The cumulative purchase price of $245 million ($242 million in 2000, $1 million in the quarter ended March 31, 2001 and $2 million for the quarter ended June 30, 2001) was financed with additional debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Consolidated Results

The following selected financial information provides a basis for the discussion that follows:

(Dollar amounts in millions)           Quarter Ended          Six Months Ended
                                    June 30,    Percent     June 30,    Percent
                                  2001    2000   Change   2001    2000  Change
                                ------  ------- ------- -------- ------ -------
Sales.......................... $1,314  $1,265   +  4%  $2,649   $2,495   +  6%
Selling, general
 and administrative............ $  176  $  162   +  9%  $  344   $  329   +  5%
Depreciation and amortization.. $  125  $  118   +  6%  $  247   $  236   +  5%
Operating profit............... $  220  $  219      -   $  444   $  432   +  3%
Interest expense............... $   55  $   57   -  4%  $  111   $  109   +  2%
Minority interests............. $   (4) $   (6)  - 33%  $   (9)  $  (18)  - 50%
Income before cumulative effect
 of an accounting change        $  126  $  122   +  3%  $  252   $  236   +  7%



The sales increase of 4% for the quarter and 6% for the six months ended June 30, 2001 versus the respective 2000 periods was due primarily to price improvements in all segments of the business, industrial gases volume growth in Europe and Asia; and acquisitions in North America and Surface Technologies. These increases were partially offset by unfavorable currency impacts in Europe, South America and Asia and volume declines in North America for both periods and in Surface Technologies for the quarter.

Operating profit showed a slight increase for the quarter and a 3% increase for the six months ended June 30, 2001 versus the respective 2000 periods. These increases were due primarily to the sales increases described above, productivity improvements in all segments and contributions from acquisitions in North America and Surface Technologies; partly offset by cost inflation and currency translation impacts. As a percentage of sales selling general and administrative expenses for the quarter was 13.4% in 2001 versus 12.8% for 2000, and for the first six months of 2001 was 13.0% versus 13.2% in 2000. The variances are due primarily to the effect of productivity improvement initiatives and currency impacts; being offset by cost inflation and acquisitions. The increase in depreciation and amortization expense for both periods reflects the impact of new projects coming on-stream and acquisitions.

Income before cumulative effect of an accounting change increased 3% for the quarter and, 7% for the six months ended June 30, 2001 versus the respective 2000 periods. This increase was primarily due to the higher operating profits described above and lower minority interests. The decrease in minority interest is due to the increase in Praxair's ownership interest in White Martins (See
Note 8 to the condensed consolidated financial statements).

The number of employees at June 30, 2001 was 23,024 which reflects a net decrease of 406 from December 31, 2000. This decrease is related to the 2000 repositioning program offset by acquisitions (approximately 200 employees).

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows (for a description of Praxair's operating segments, refer to Note 3 to the consolidated financial statements included in Praxair's 2000 annual report to shareholders):

(Dollar amounts in millions)

                                  Quarter Ended            Six Months Ended
                                      June 30,                 June 30,
                                   -------------  Percent   ------------   Percent
                                    2001   2000    Change   2001    2000    Change
SALES                             -------  ------  ------  ------  ------  -------
  North America                   $  811 $  755   +  7%   $ 1,637  $1,477   + 11%
  South America                      166    181   -  8%       341     367   -  7%
  Europe                             128    126   +  2%       256     256      -
  Surface Technologies               143    148   -  3%       296     295      -
  All Other (includes Asia)           66     55   + 20%       119     100   + 19%
                                  ------  ------           ------  ------
                                  $1,314  $1,265  +  4%    $2,649  $2,495   +  6%
                                  ======  ======           ======  ======

OPERATING PROFIT
  North America                   $  148  $  140  +  6%    $  293   $ 279    +  5%
  South America                       32      41  - 22%        74      80    -  8%
  Europe                              31      31     -         63      63       -
  Surface Technologies (a)            16      19  - 16%        34      30    + 13%
  All Other(includes Asia) (a)        (1)    (5)  + 80%        (7)     (6)   - 17%
  Corporate                           (6)    (7)  + 14%       (13)    (14)   +  7%
                                  ------  ------           ------  ------
                                  $  220  $  219    -      $  444   $ 432    +  3%
                                  ======  ======           ======  ======

(a) Surface Technologies' results for the six months ended June 30, 2000 include a $5 million charge relating to severance costs and other exit costs. The All Other segment results for the six months ended June 30, 2000 includes a $5 million recovery from the cash settlement of litigation related to a business that was previously sold.


North America
-------------

Sales increased 7% and 11%, respectively, for the quarter and six months ended June 30, 2001 versus the respective 2000 periods primarily due to price increases and acquisitions in the electronics and healthcare markets; partially offset by lower volumes. The price increases, in part, reflect higher natural gas costs, which pass-through to on-site hydrogen customers. These price increases were partially offset by decreases in volumes for the United States and Canada industrial gas businesses (Mexico continues to show strong demand) and minor unfavorable currency translation impacts in Canada and Mexico.

Operating profit increased 6% and 5%, respectively, for the quarter and six months ended June 30, 2001 versus the respective 2000 periods primarily due to price increases, cost reductions and acquisitions; partially offset by a decrease in sales volumes and cost inflation. Reported operating profit as a percentage of sales for the 2001 quarter and 2000 quarter was 18.2% and 18.5%, respectively (17.9% and 18.9% for the six month periods, respectively). These percentage decreases are primarily due to the pass-through to the customer of higher natural gas costs, which increases both sales and cost of sales and has a relatively small impact on operating profit due to the lack of margin.

The economic slowdown in North America is primarily responsible for the volume decrease in the industrial gas businesses of the United States and Canada. The duration of the slowdown and timing of the recovery will continue to effect year over year comparisons (2001 versus 2000).

South America
-------------

Sales decreased 8% and 7% respectively for the quarter and the six months ended June 30, 2001 versus the respective 2000 periods. This decline is due primarily to the negative impact of currency translation, and a business divestiture in the third quarter 2000; which is partially offset by price increases and customer integration initiatives. Excluding the impact of currency translation, Colombian sales adjustment, and the divestiture, sales increased 11% for both the second quarter and the first six months. Sales for the quarter and six months ended June 30, 2000 included an $8 million adjustment for sales that had been improperly recorded by Praxair's Colombian subsidiaries. The Brazilian currency (Real) was 1.79 Real per U.S. Dollar for the six months ended June 30, 2000 and 2.15 Real per U.S. Dollar for the six months ended June 30, 2001 (2.30 Real per U.S. Dollar at June 30, 2001 and 1.80 at June 30, 2000).

Operating profit decreased 22% and 8%, respectively, for the quarter and the six months ended June 30, 2001 versus the respective 2000 periods. This decline is due primarily due to the negative impact of currency translation; partially offset by pricing increases, productivity improvement and customer integration initiatives. Excluding the impact of currency translation and divestitures operating profit was flat in the second quarter and increased 10% for the first six months of 2001 versus the same time period in 2000. Operating profit for the quarter and six months ended June 30, 2000 included $8 million of income related to the termination of a carbon dioxide raw material supplier contract in Brazil which was offset by the Colombia sales adjustment.

Due to a lack of rainfall, a hydroelectric energy shortage has developed in Brazil, and the government has mandated a power curtailment to industries ranging from 15% to 25% effective as of June 1, 2001. Region specific curtailments to the industrial gas industry were initially set at 25%, but were subsequently reduced to 17.5%. This curtailment has had the affect since June 1 of both reducing demand and increasing cost (see Raw Materials section below). In addition, economic uncertainties surrounding Argentina are putting pressure on the Brazilian currency - the Real, causing the Brazilian government to increase domestic interest rates and review its economic growth prospects. The maintenance of the Argentine convertibility law (one peso = one U.S. dollar) as well as the financing of the government's fiscal deficit is the major source of economic concern in Argentina. Management is monitoring the situation in Brazil and other countries in South America, and if the economic situation continues to decline further restructuring actions may be taken. Future currency movements versus the U.S. Dollar, if any, will continue to impact reported results. Argentina represents approximately 10% of South America's sales, and Brazil represents approximately 70% of South America's sales.


Europe
------

Sales increased 2% for the quarter and were flat for the six months ended June 30, 2001 versus the respective 2000 periods. The increase in sales in the second quarter is due primarily to price and volume increases largely offset by the impact of currency translation. Excluding the currency translation effects sales increased 6% for the quarter and 7% for the six months ended June 30, 2001.

Operating profit for the quarter and six months ended June 30, 2001 was unchanged versus the respective 2000 periods. Excluding currency translation effects for the quarter and six months ended June 30, 2001 operating profit increased 3% and 8%, respectively. This increase was due to the price and volume increases discussed above, and productivity improvement initiatives, partially offset by cost inflation.

Surface Technologies
--------------------

Sales decreased 3% for the quarter and increased slightly for the six months ended June 30, 2001 versus the respective 2000 periods. Excluding currency translation effects for the quarter, sales were flat versus the prior year and for the first six months increased 3%. This increase in sales is due to favorable pricing and acquisitions offset by lower sales volume.

Operating profit decreased 16% for the quarter and increased 13% for the six months ended June 30, 2001 versus the respective 2000 periods. Excluding the $5 million severance charge in the first six months of 2000, operating profit for the six months would have shown a decrease of 3% due to lower sales volume, cost inflation and currency. Operating profit declined in the second quarter due to lower sales volumes, currency and cost inflation; offset partially by acquisitions and cost reductions. Excluding the impact of currency translation operating profit for the quarter declined 11%. Operating profit for the first six months increased due primarily to productivity improvement initiatives, the absence of the 2000 severance charge, and acquisitions; offset by currency translation and cost inflation. Excluding the currency translation effect and 2000 severance charge operating profit increased by 3% for the six months ended June 30, 2001 versus 2000.

All Other
---------

Sales increased 20% and 19%, respectively, for the quarter and six months ended June 30, 2001 versus the respective 2000 periods. Asia experienced 16% and 19% sales growth for the quarter and six months period, respectively, due primarily to volume growth offset partially by the effects of currency translation.

Operating Profit for the quarter ended June 30, 2001 improved $4 million or 80% versus the 2000 period, due primarily to increased volume and improved pricing in Asia, and lower business development expenses, partly affected by unfavorable currency hedge position. Operating Profit decreased $1 million for the six months ended June 30, 2001 versus 2000 due primarily to the effect of currency translation and the inclusion of a $5 million recovery from the cash settlement of litigation related to a business that was previously sold in the six months ended in 2000; offset partially by increased volumes in Asia. Excluding the effects of currency translation operating profit for the first six months of 2001 would have increased slightly versus the same time period in 2000.

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:
                                              Six Months Ended June 30,
(Dollar amounts in millions)                ----------------------------
                                                  2001          2000
                                                -------        -------
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income plus depreciation
  and amortization........................      $  497         $  472
Working capital...........................         (52)          (134)
Other - net...............................          (8)           (11)
                                                -------        -------
Total from operating activities...........      $  437         $  327
                                                =======        =======
INVESTING ACTIVITIES
Capital expenditures......................      $ (284)        $ (349)
Acquisitions..............................        (181)          (255)
Divestitures and asset sales..............          11              4
                                                -------        -------
Total used for investing activities.......      $ (454)        $ (600)
                                                =======        =======
FINANCING ACTIVITIES
Debt increases (reductions) - net.........      $   56         $  404
Minority transactions and other...........         (12)           (69)
Net issuances (purchases) of common stock.          45            (64)
Cash dividends............................         (55)           (49)
                                               --------        -------
Total from (used for) financing activities      $   34         $  222
                                               ========        =======
OTHER FINANCIAL DATA
After-tax return on capital (a)...........       12.1%          11.6%
                                               ========       =======

                                               June 30,       December 31,
                                                 2001           2000
                                             -----------    ------------
Debt-to-capital ratio:
  Debt....................................      $3,186           $3,141
  Capital(b)..............................      $5,759           $5,656
  Debt-to-capital ratio...................        55.3%          55.5%

(a) Defined as after-tax operating profit plus income from equity investments, divided by average capital, calculated on an annualized basis.
(b) Includes debt, minority interests, preferred stock and shareholders' equity.


Cash Flow from Operations
-------------------------
Cash flow from operations increased to $437 million in the first six months of 2001 versus $327 million in 2000. This is due primarily to the increase in net income plus depreciation and amortization and lower working capital requirements due to continued cash flow improvement initiatives.

Investing
---------
Cash flow used for investing activities in the first six months of 2001 totaled $454 million, a decrease of $146 million from the same period in 2000. This decrease was due primarily to lower capital expenditures and acquisitions.

Capital expenditures for the first six months of 2001 totaled $284 million, down $65 million from the corresponding period in 2000. The decrease in capital expenditures is primarily in North America and Surface Technologies; partially offset by increases in South America, Europe and Asia. On a worldwide basis, capital expenditures for the full year 2001 are expected to be $600 to $650 million.

Divestitures and asset sales in the first six months of 2001 totaled $11 million an increase of $7 million due primarily to the sale of fixed assets in North America and Europe.

Acquisition expenditures for the first six months of 2001 totaled $181 million, a decrease of $74 million from the corresponding period in 2000. Acquisition in 2000 were primarily due to the buyout of minority interests in Praxair's South American subsidiary for $221 million. Acquisitions in the first six months of 2001 were in the North American electronics and healthcare businesses, and in Surface Technologies.

Financing
---------
At June 30, 2001, Praxair's total debt outstanding was $3,186 million, an increase of $45 million versus December 31, 2000. This increase was due primarily to finance investing activities during the first six months of 2001. The reduction in cash used for minority interests and other transactions is from a required $55 million redemption of preferred stock in 2000.

Other Financial Data
--------------------
Praxair's debt-to-capital ratio decreased from 55.5% at December 31, 2000 to 55.3% as of June 30, 2001 due to the increase in shareholders' equity (see Note 5 to the condensed consolidated financial statements).

The after-tax return on capital increased slightly to 12.0% in the quarter ended June 30, 2001 versus the corresponding period in 2000 due to lower average capital in 2000. For the six month periods, after-tax return on capital increased 0.5% to 12.1% due to higher after-tax operating income and lower average capital.

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

Part II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K:

On July 24, 2001, Praxair, Inc. filed a Current Report on Form 8-K, Item 5, reporting that Wayne T. Smith, chairman, president and chief executive officer of Community Health Systems, Inc. (NYSE:CYH), has been elected to the board of directors of Praxair, Inc.



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




Date:       August 13, 2001                 By: /s/George P. Ristevski
      ------------------------               -----------------------------
                                             George P. Ristevski
                                             Vice President and Controller
                                             (On behalf of the Registrant
                                             and as Chief Accounting Officer)