Form 10-Q
period 2001-09-30
PRAXAIR INC
filed 2001-11-09
CIK 884905

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the quarterly period ended September 30, 2001
                                               ------------------
                                     OR

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

                              Yes [X]         No [ ]

At September 30, 2001, 160,849,916 shares of common stock ($.01 par value) of the Registrant were outstanding.

                           Forward-looking statements
                           --------------------------

The forward-looking statements contained in this document concerning demand for products and services, the expected macroeconomic environment, sales and earnings growth, projected capital and acquisition spending, the impact of required changes in accounting, and other financial goals involve risks and uncertainties, and are subject to change based on various factors. These risk factors include the impact of changes in worldwide and national economies, the cost and availability of electric power, natural gas and other materials, development of operational efficiencies, changes in foreign currencies, changes in interest rates, the continued timely development and acceptance of new products and services, the impact of competitive products and pricing, and the impact of tax and other legislation and regulation in the jurisdictions which the company operates as well as new accounting rules and practices.

                                    INDEX



PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

    Consolidated Statement of Income - Praxair, Inc. and Subsidiaries Quarter and Nine Months Ended September 30, 2001 and 2000 (Unaudited)

    Condensed Consolidated Balance Sheet - Praxair, Inc. and Subsidiaries September 30, 2001 (Unaudited) and December 31, 2000

    Condensed Consolidated Statement of Cash Flows - Praxair, Inc. and Subsidiaries Nine Months Ended September 30, 2001 and 2000 (Unaudited)

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
                                   (UNAUDITED)

                                         Quarter Ended September 30,
                                          -------------------------
                                             2001         2000
                                            -------      -------
SALES ..................................    $1,271       $1,275
Cost of sales, exclusive of
  depreciation and amortization ........       752          776
Selling, general and administrative ....       180          161
Depreciation and amortization ..........       127          117
Research and development ...............        16           17
Other (expense)income -net .............       (48)          14
                                            -------      -------
OPERATING PROFIT .......................       148          218
Interest expense .......................        59           58
                                            -------      -------
INCOME BEFORE INCOME TAXES .............        89          160
Income taxes ...........................        24           37
                                            -------      -------
INCOME OF CONSOLIDATED ENTITIES ........        65          123
Minority interests .....................        (5)          (4)
Income from equity investments .........         2            3
                                            -------      -------

NET INCOME .............................    $   62       $  122
                                            =======      =======
PER SHARE DATA:
Basic earnings per share:

  Net income                                $ 0.38       $ 0.77
                                            =======      =======
Diluted earnings per share:

  Net income.............................   $ 0.38       $ 0.76
                                            =======      =======
Cash dividends per share ...............    $ 0.17       $ 0.155
                                            =======      =======
WEIGHTED AVERAGE SHARES OUTSTANDING (000'S):
Basic shares outstanding ...............    161,734      158,912
Diluted shares outstanding .............    163,275      160,854

The accompanying notes are an integral part of these financial statements.

                         PRAXAIR, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                  (Millions of dollars, except per share data)
                                   (UNAUDITED)

                                        Nine Months Ended September 30,
                                           -------------------------
                                              2001         2000
                                            -------      -------
SALES ..................................    $3,920       $3,770
Cost of sales, exclusive of
  depreciation and amortization ........     2,345        2,259
Selling, general and administrative ....       524          490
Depreciation and amortization ..........       374          353
Research and development ...............        48           49
Other (expense)income -net .............       (37)          31
                                            -------      -------
OPERATING PROFIT .......................       592          650
Interest expense .......................       170          167
                                            -------      -------
INCOME BEFORE INCOME TAXES .............       422          483
Income taxes ...........................       100          111
                                            -------      -------
INCOME OF CONSOLIDATED ENTITIES ........       322          372
Minority interests .....................       (14)         (22)
Income from equity investments .........         6            8
                                            -------      -------
INCOME BEFORE CUMULATIVE EFFECT
OF AN ACCOUNTING CHANGE ................       314          358
Cumulative effect of an accounting change       (2)           -
                                            -------      -------
NET INCOME .............................    $  312       $  358
                                            =======      =======
PER SHARE DATA:
Basic earnings per share:
  Before cumulative effect of an
   accounting change....................    $ 1.95       $ 2.25
  Accounting change ....................      (.01)          -
                                            -------      -------
  Net income                                $ 1.94       $ 2.25
                                            =======      =======
Diluted earnings per share:
  Before cumulative effect of an
   accounting change.....................   $ 1.92       $ 2.22
  Accounting change......................     (.01)         -
                                            -------      -------
  Net income.............................   $ 1.91       $ 2.22
                                            =======      =======
Cash dividends per share ...............    $ 0.51       $ 0.465
                                            =======      =======
WEIGHTED AVERAGE SHARES OUTSTANDING (000'S):
Basic shares outstanding ...............    161,350      158,953
Diluted shares outstanding .............    163,234      161,036

The accompanying notes are an integral part of these financial statements.

                          PRAXAIR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (Millions of dollars)


                                                 September 30,    December 31,
                                                      2001           2000
                                                  (Unaudited)
                                                  ------------   ------------
ASSETS

Cash and cash equivalents .......................    $    30       $    31
Accounts receivable .............................        918           876
Inventories .....................................        308           297
Prepaid and other current assets ................        109           157
                                                     -------       -------
     TOTAL CURRENT ASSETS .......................      1,365         1,361

Property, plant and equipment-net ...............      4,726         4,771
Other assets ....................................      1,605         1,630
                                                     -------       -------
     TOTAL ASSETS ...............................    $ 7,696       $ 7,762
                                                     =======       =======

LIABILITIES AND EQUITY

Accounts payable ................................    $   393       $   409
Short-term debt .................................        167           159
Current portion of long-term debt ...............         96           341
Other current liabilities .......................        520           530
                                                     -------       -------
     TOTAL CURRENT LIABILITIES ..................      1,176         1,439

Long-term debt ..................................      2,912         2,641
Other long-term obligations .....................      1,140         1,167
                                                     -------       -------
     TOTAL LIABILITIES ..........................      5,228         5,247

Minority interests ..............................        147           138
Preferred stock .................................         20            20
Shareholders' equity ............................      2,301         2,357
                                                     -------       -------
     TOTAL LIABILITIES AND EQUITY ...............    $ 7,696       $ 7,762
                                                     =======       =======


The accompanying notes are an integral part of these financial statements.

                         PRAXAIR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Millions of dollars)
                                   (UNAUDITED)


                                                Nine Months Ended September 30,
                                                    -------------------------
                                                        2001          2000
                                                    ----------    ----------
OPERATIONS
  Net income .....................................    $  312        $  358
  Adjustments:
    Depreciation and amortization ................       374           353
    Special charges...............................        67             -
    Deferred income taxes ........................        24            48
    Other non-cash charges .......................       (17)            7
    Working capital ..............................       (68)          (76)
    Long-term assets and liabilities .............       (28)          (93)
                                                      -------       -------
      Net cash provided by operating activities ..       664           597
                                                      -------       -------
INVESTING
  Capital expenditures ...........................      (417)         (517)
  Acquisitions....................................      (196)         (283)
  Divestitures and asset sales ...................        39            93
                                                     --------      --------
      Net cash used for investing activities .....      (574)         (707)
                                                     --------      --------
FINANCING
  Short-term borrowings (repayments)- net.........        19           459
  Long-term borrowings ...........................       310            16
  Long-term debt repayments ......................      (337)         (223)
  Minority transactions and other ................       (10)          (67)
  Issuance of common stock .......................        89            98
  Purchases of common stock ......................       (76)         (144)
  Cash dividends .................................       (83)          (73)
                                                     --------      --------
      Net cash (used for) provided by
          financing activities ......................    (88)           66
                                                     --------      --------
Effect of exchange rate changes on cash and
  cash equivalents ...............................        (3)           (1)
                                                     --------      --------
Change in cash and cash equivalents ..............        (1)          (45)
Cash and cash equivalents beginning-of-year.......        31            76
                                                     --------      --------
Cash and cash equivalents end-of-period ..........   $    30       $    31
                                                     ========      ========
Supplemental Data:

Debt from consolidation of equity company (note 9)   $    65       $     -
Tax benefits from stock option exercises (note 1)    $    14       $     3


The accompanying notes are an integral part of these financial statements.

                             PRAXAIR, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Presentation of Condensed Consolidated Financial Statements

        In the opinion of Praxair, Inc. (Praxair) management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of only normal recurring adjustments. The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to the consolidated financial statements of Praxair, Inc. and subsidiaries in Praxair's 2000 Annual Report. Certain prior years' amounts have been reclassified to conform to the current year's presentation.

        In accordance with Emerging Issues Task Force (EITF) Consensus No. 2000-15, Classification in the Statement of Cash Flows of Income Tax Benefit Received by a Company Upon Exercise of a Nonqualified Employee Stock Option, Praxair has included the tax benefit associated with the exercise of stock options as cash flows from operations. Therefore, in the Statement of Cash Flows for the nine months ended September 30, 2000, $3 million has been reclassified from Financing to Operating Cash Flows.

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

3.  Special Charges

        Third quarter 2001 Restructuring and Other Actions

        In the third quarter of 2001, Praxair recorded pre-tax charges totaling $70 million ($57 million after-tax, or $0.35 per diluted share) for severance and other costs. Severance and certain other costs are associated with a restructure program that is responding to weaker economic conditions, an expected further slowdown in the aviation industry and new business strategies in South America. The charge also includes other actions related to asset sales and write-downs and a benefit plan change made in the 2001 third quarter. The charges were determined based on formal plans approved by management using the best information available. Any differences with amounts ultimately incurred will be adjusted when determined.

        The severance costs totaling $40 million are for the elimination of approximately 950 positions in connection with initiatives in all segments. Other costs totaling $30 million include asset write-offs and plant closings, partially offset by gains on sales of assets and investments, as discussed below.

        The North America actions relate primarily to the elimination of approximately 280 positions in the U.S. industrial and packaged gases business, with smaller reductions in Canada and Mexico. The actions also include certain asset write-offs, partially offset by a benefit policy change.

        Praxair is accelerating implementation of new business strategies for South America. The Company will place greater emphasis on cash flow generation and focus sales growth on less capital-intensive technology and service initiatives. About 130 positions are being eliminated and certain assets are being written-down.

        Surface Technologies is a leading supplier of high-performance coatings and repair services for aircraft engines and parts. As a result of recent events, Surface Technologies is anticipating a decline in commercial aircraft engine production and servicing, which may be only partially offset by an increase in military orders. As a result, Praxair is downsizing its aviation business, which will reduce its workforce by about 310 positions and consolidate service locations.

        Actions in the Corporate and All Other segments include the elimination of approximately 190 positions in Asia, plant engineering and construction, and corporate staff groups, consolidating and focusing its industrial gases research and development programs, including closing a research location, and certain asset write-offs. Partially offsetting these costs was a gain on the sale of an equity investment in Asia, and a gain on a property sale. The charge also includes termination of about 40 positions in Europe.

        The cash requirements of the restructuring charge and other actions are estimated to be approximately $35 million (net of cash received from asset sales) in total of which approximately $3 million has been paid through September 30, 2001, and the remainder will be paid over the next year. Through September 30, 2001, about 200 personal reductions have been made and the company estimates that approximately 75% of the personnel reduction actions will be completed by year-end 2001.

        The restructuring charge and other actions are recorded as follows: $7 million in cost of sales, $5 million in selling, general and administrative and $58 million in other income (expense) - net.

        Fourth Quarter 2000 Repositioning Program and Special Charges

        In the fourth quarter of 2000, Praxair recorded pre-tax charges totaling $159 million and $2 million of equity income charges for severance and other costs associated with a repositioning program (see Notes 2 and 10 to Praxair's 2000 consolidated financial statements). The repositioning program included the termination of about 800 employees. As of September 30, 2001, 765 employees have been terminated and the remainder is expected to be made in the fourth quarter of 2001. Also, during the third quarter, the Company made adjustments to the original accrual.

        Cash payments related to the 2000 repositioning program (primarily for severance) during the quarter ending September 30, 2001 were $7 million ($26 million for the nine months ended September 30, 2001). Estimated payments for the remainder of 2001 is $7 million.

        The table below summarizes the activity (primarily new charges, cash payments, asset sales, asset write-downs and currency translation) in the accrual for special charges. The accrual relates to the 2001 restructuring charge and other actions, the 2000 repositioning program and future lease payments from earlier programs:

        (Millions of dollars)                        Other     Total
        Accrual- Special Charges        Severanc     Charges   Accrual
        --------------------------      ---------    -------   -------
        Balance, December 31, 2000        $  45         $ 33      $ 78
        Third quarter 2001 restructure
           Program                           40           30        70
        Adjustments 2000 Repositioning
           Program                           (4)           4         -
        2001 activity                       (26)         (38)      (64)
                                        ---------     -------   --------
        Balance, September 30, 2001       $  55         $ 29      $ 84
                                        =========     =======   ========

4.       Inventories

         The following is a summary of Praxair's consolidated inventories:

         (Millions of dollars)           September 30,       December 31,
                                              2001              2000
                                          ----------          ----------
    Raw materials and supplies......        $  92               $  98
    Work in process.................           49                  38
    Finished goods..................          167                 161
                                            -----               -----
                                            $ 308               $ 297
                                            =====               =====

5.   Shareholders' Equity

     Changes in Shareholders' Equity were as follows:

(Thousands of shares)                        Common      Treasury
                                          Stock Issued     Stock
                                          ------------   ---------
Balance, January 1, 2001................     166,309       6,930
Common stock activity (b)...............       2,623       1,152
                                            ---------    --------
Balance, September 30, 2001.............     168,932       8,082
                                            =========    ========

                                    Accumulated
                                    Additional                  Other
                             Common Paid-In   Treasury Retained Comprehensive
(Millions of dollars)         Stock Capital   Stock    Earnings Income(Loss) Total
                             ------ --------- -------- -------- ----------- -------
Balance, January 1, 2001...  $  2   $1,658    $ (279)  $ 1,987    $(1,011)  $2,357

Net income ..................                              312                 312
Translation adjustments......                                        (304)    (304)
Derivatives (a)..............                                          (8)      (8)
                                                                              -----
Comprehensive income (loss)..                                                    -

Dividends - common stock.....                              (83)                (83)
Common stock activity (b)....           81       (54)                           27
                              ---   ------    ------   -------     ------   -------
Balance, September 30, 2001  $  2   $1,739    $ (333)   $2,216    $(1,323)  $2,301
                              ===   ======    ======   =======     ======   =======

(a)  Relates to the adoption of SFAS No. 133 (see Notes 2 and 6):
     Transition Adjustment, January 1, 2001                $ (4) million
     2001 Activity:
         Change in fair value                               (16) million
         Reclassed to earnings - interest expense             7  million
         Reclassed to earnings - operating profit             5  million
                                                            -----
                                                         $   (8) million

(b) Relates to issuance of common stock for the Dividend Reinvestment and Stock Purchase Plan, employee savings and incentive plans, and issuances/purchases of common stock.

       During the quarter and nine months ended September 30, 2001, Praxair granted options for 20,000 and 3,338,625 shares, respectively, of common stock having option prices ranging from $41.27 to $46.21 per share (weighted average of $44.15), the closing market price of Praxair's common stock on the day of the grants. At September 30, 2001 there were 15,542,529 shares under option at prices ranging from $13.96 to $56.13 per share (weighted average of $39.30) of which options for 8,162,404 shares were exercisable at prices ranging from $13.96 to $56.13 per share (weighted average of $35.48). During the quarter and nine months ended September 30, 2001, 118,350 and 2,242,003 options were exercised, respectively.

6.  Debt and Financial Instruments

      Debt - The following is a summary of Praxair's outstanding debt at September 30, 2001 and December 31, 2000.

                                              September 30,      December 31
                                                  2001               2000
(Millions of Dollars)                          (Unaudited)
Short-term:                                  -------------     --------------
  Canadian borrowings.......................    $    -              $    5
  US borrowings.............................         5                   -
  South American borrowings.................        78                  73
  Other international borrowings............        84                  81
                                                -------             -------
Total short-term debt.......................       167                 159

Long-term:
U.S.:
  Commercial paper and U.S. borrowings......       893                 852
  6.70%  Notes due 2001.....................         -                 250
  6.625% Notes due 2003.....................        75                  75
  6.75%  Notes due 2003.....................       300                 300
  6.15%  Notes due 2003.....................       250                 250
  6.85%  Notes due 2005.....................       150                 150
  6.90%  Notes due 2006.....................       250                 250
  6.625% Notes due 2007.....................       250                 250
  6.50%  Notes due 2008.....................       250                   -
  8.70%  Debentures due 2022
         (Redeemable after 2002)............       300                 300
  Other borrowings..........................        41                  42
Canadian borrowings.........................       113                 176
South American borrowings...................        51                  66
Other international borrowings..............        85                  21
                                                -------             -------
                                                 3,008               2,982
Less: current portion of long-term debt.....        96                 341
                                                -------             -------
Total long-term debt........................     2,912               2,641
                                                -------             -------
Total debt..................................    $3,175              $3,141
                                                =======             =======

        On March 1, 2001, Praxair issued $250 million 6.5% notes maturing March 1, 2008. The proceeds were used to repay outstanding commercial paper and other short-term borrowings. On April 16, 2001, Praxair repaid the $250 million 6.70% notes that were due on that date.

        At September 30, 2001, $893 million of short-term borrowings were classified as long-term debt ($852 million at December 31, 2000) because of the Company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of the credit agreements. No borrowings were outstanding under the credit agreements at September 30, 2001.

        Financial Instruments - At September 30, 2001, Praxair had $950 million notional amount of interest rate swap agreements that effectively convert variable rate interest and lease payments to fixed rate interest and lease payments. The scheduled maturities of the swap agreements are:
        $100 million in 2001, $750 million in 2002, and $100 million in 2003. These swap agreements have been designated as, and are effective as, cash flow hedges of outstanding debt instruments or lease obligations. Praxair also has five commodity swap agreements outstanding to hedge its exposure to the variability in future cash flows for forecasted purchases of natural gas and electricity. These swap agreements have been designated as, and are effective as, cash flow hedges of forecasted purchases.

        During the quarter Praxair recorded the change in fair value of its swap agreements to accumulated other income (loss) and reclassified to earnings a portion of the deferred loss from accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings. Any ineffectiveness was also recorded and was not significant. Praxair records hedging activity related to debt instruments in interest expense, and lease obligations and commodity swaps as a charge to operating profit. At September 30, 2001 Praxair recorded $8 million of after tax deferred losses ($12 million pre-tax) in accumulated other comprehensive income (loss) for these outstanding swap agreements. Praxair expects to reclassify the deferred losses to earnings in the next twelve months as the hedged transactions mature: $8 million to interest expense and $4 million reduction to operating profit.

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

        At September 30, 2001, Praxair had $138 million of currency exchange forward contracts outstanding: $116 million to hedge recorded balance sheet exposures, $21 million to hedge anticipated future net income (primarily for Europe), and $1 million to hedge firm commitments. Additionally, there are currency exchange contracts totaling $23 million notional value that effectively offset. The amount recorded in other income-net in the 2001 quarter as a result of recognizing these derivatives at fair value was a loss of $2 million (primarily for the hedges of anticipated future net income). The amount recorded in cumulative translation adjustment component of accumulated other comprehensive income (loss) for the net investment contracts was not significant.

        At September 30, 2001, the fair value of all derivative instruments has been recorded in the consolidated balance sheet as $16 million in other current liabilities.

        On January 3, 2001, Praxair terminated early an $80 million notional interest rate swap that did not qualify as an effective hedge. The income statement impact was not significant.

7.      Earnings Per Share

        Basic earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents. The difference between the number of shares used in the basic earnings per share calculation compared to the diluted earnings per share calculation is due to the dilutive effect of outstanding stock options. Stock options for 3,843,385 and 3,665,820 shares were not included in the computation of diluted earnings per share for the quarter and nine months ended September 30, 2001 (6,661,380 and 5,992,605 during the quarter and nine months ended September 30, 2000), respectively, because the exercise prices were greater than the average market price of the common stock.


8.       South American Tender Offer

        As a result of a tender offer initiated in 2000, Praxair increased its ownership interest in its Brazilian affiliate, White Martins, from 76.6% at December 31, 1999 to 98.0% as of September 30, 2000, increasing to 98.6% as of December 31, 2000 and 99.0% as of September 30, 2001. The cumulative purchase price of $243 million ($240 million in 2000, $1 million in the quarter ended September 30, 2001 and $3 million for the nine months ended September 30, 2001) was primarily financed with additional debt.

9.       Consolidation of Joint Venture

        Effective in the third quarter 2001, Praxair increased its ownership in a joint venture company in India, from 50% to 74% by converting preferred stock into common stock, and began consolidating the company. This non-cash transaction increased consolidated debt by $65 million. Also, for the quarter and nine months ended September 30, 2001, sales increased $14 million, operating profit increased $4 million, interest expense increased $3 million, and the net income impact was not significant.

10.      Recently Issued Accounting Standards

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No.141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141, effective July 1, 2001, establishes the accounting requirements for business combinations and requires that business combinations initiated after June 30, 2001 use the purchase method of accounting.

        SFAS No. 142 will be effective for Praxair on January 1, 2002. Under this standard, goodwill and indefinite life intangible assets will no longer be amortized against earnings. Instead goodwill and indefinite life intangible assets will be reviewed for impairment and written down and expensed only in the period in which goodwill and indefinite life intangible assets recorded values exceed its fair value. The impairment test is required on an annual basis, and on an interim basis if the occurrence of events indicates that the goodwill might be impaired. For Praxair, an initial impairment test must be performed on all reporting units in the first half of 2002. Also, the amortization period of intangible assets with a finite life will no longer be limited to 40 years. Praxair is currently evaluating the impact on its financial statements of adopting this standard and will comply as required. The Company currently estimates that goodwill amortization for the year ending December 31, 2001 will be approximately $38 million ($33 million after tax). Any required impairment adjustments will be recorded as a cumulative effect adjustment in 2002.

        In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (ARO), which is effective for Praxair on January 1, 2003. SFAS No. 143 requires that contractual obligations associated with the retirement of tangible long-lived assets be recorded as a liability when those obligations are incurred, with the amount of the liability measured at discounted fair value. The ARO would be capitalized and depreciated over the useful life of the related asset. Upon adoption of the final Statement, an entity will use a cumulative-effect approach to recognize transition amounts for existing ARO liabilities, asset retirement costs, and accumulated depreciation. Praxair is currently evaluating the impact on its financial statements of adopting this standard and will comply as required.

        In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No.144 is effective for Praxair on January 1, 2003 and is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in more matters being reported as discontinued operations than is permitted under current accounting principles.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations Consolidated Results

The following selected financial information provides a basis for the discussion that follows:

(Dollar amounts in millions)    Quarter Ended                Nine Months Ended
                              September 30,   Percent      September 30, Percent
                               2001    2000   Change       2001     2000  Change
                              ------  ------- -------     ------- ------ -------
Sales........................ $1,271  $1,275      -      $3,920   $3,770   +  4%
Cost of Sales................ $  752  $  776   -  3%     $2,345   $2,259   +  4%
Selling, general
 and administrative...........$  180  $  161   + 12%     $  524   $  490   +  7%
Depreciation and amortization.$  127  $  117   +  9%     $  374   $  353   +  6%
Other income (expense) - net..$  (48) $   14   -443%     $  (37)  $   31   -219%
Operating profit..............$  148  $  218   - 32%     $  592   $  650   -  9%
Effective tax rate............    27%     23%  + 17%         24%      23%  +  4%
Interest expense..............$   59  $   58   +  2%     $  170   $  167   +  2%
Minority interests............$   (5) $   (4)  + 25%     $  (14)  $  (22)  - 36%
Income before cumulative effect
 of an accounting change      $   62  $  122   - 49%     $  314   $  358   - 12%


Adjusted(a)                      Quarter Ended                Nine Months Ended
                              September 30,   Percent      September 30, Percent
                                  2001    2000   Change    2001     2000  Change
                                ------  ------- -------    ------ ------ -------
Cost of Sales................ $  745  $  776   -  4%     $2,338   $2,259   +  3%
Selling, general
 and administrative...........$  175  $  161   +  9%     $  519   $  490   +  6%
Other income (expense) - net..$   10  $   14   - 29%     $   21   $   31   - 32%
Operating profit..............$  218  $  218      -      $  662   $  650   +  2%
Effective tax rate............   23%     23%     -           23%      23%    -
Income before cumulative effect
 of an accounting change      $  119  $  122   -  2%     $  371   $  358   +  4%

a) The results exclude $70 million of pre-tax charges ($57 million after-tax) related to restructuring and other actions (see note 3 to the condensed consolidated financial statements).

The management's discussion and analysis that follows excludes the impact of the restructuring and other actions as described in footnote (a) to the above table.

The sales declined slightly in the quarter and increased 4% for the nine months ended September 30, 2001 versus the respective 2000 periods due primarily to price improvements in all segments of the business, industrial gases volume growth in Europe and Asia; acquisitions in North America and Surface Technologies and the consolidation of a company in India. These increases were largely offset by unfavorable currency impacts in South America, Europe, and Asia and volume declines in North America, South America and in Surface Technologies.

Operating profit was flat for the quarter and a 2% increase for the nine months ended September 30, 2001 versus the respective 2000 periods. The results were due primarily to the sales increases described above and productivity improvements in all segments; largely offset by volume declines, cost inflation and currency impacts. As a percentage of sales selling general and administrative expenses for the quarter was 13.8% in 2001 versus 12.6% for 2000, and for the first nine months of 2001 was 13.2% versus 13.0% in 2000. The variances are due primarily to acquisitions and cost inflation; being partially offset by the effect of productivity improvement initiatives and currency impacts. The increase in depreciation and amortization expense for both periods reflects the impact of new projects coming on-stream and acquisitions.

Income before cumulative effect of an accounting change decreased slightly for the quarter and increased 4% for the nine months ended September 30, 2001 versus the respective 2000 periods. The increase for the nine months ended September 30, 2001 was primarily due to the higher operating profits as described above and lower minority interest. The decrease in minority interest is due to the increase in Praxair's ownership interest in White Martins (See Note 8 to the condensed consolidated financial statements).

The number of employees at September 30, 2001 was 24,233, which reflects a net increase of 803 from December 31, 2000. This increase is related to acquisitions (approximately 1,100 employees) being partially offset by reductions associated with the 2000 and 2001 repositioning and restructuring programs.

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows (for a description of Praxair's operating segments, refer to Note 3 to the consolidated financial statements included in Praxair's 2000 annual report to shareholders):

(Dollar amounts in millions)
                                  Quarter Ended           Nine Months Ended
                                  September 30,  Percent  September 30,  Percent
                                    2001   2000  Change    2001   2000   Change
SALES                            -------  ------  ------  ------  ------  ------
  North America                   $  783 $  768   +  2%  $ 2,419  $2,245   +  8%
  South America                      166    182   -  9%      508     549   -  7%
  Europe                             121    119   +  2%      377     375   +  1%
  Surface Technologies               132    143   -  7%      428     438   -  2%
  All Other (includes Asia)           69     63   + 10%      188     163   + 15%
                                   ------ ------           -----   -----
                                  $1,271  $1,275  -       $3,920  $3,770   +  4%
                                  ======  ======           =====  ======

OPERATING PROFIT(a)
  North America                   $  148  $  135  +  10%  $  441   $ 414   +  7%
  South America                       36      46  -  22%     110     126   - 13%
  Europe                              25      31  -  19%      88      94   -  6%
  Surface Technologies (b)            14      17  -  18%      48      47   +  2%
  All Other(includes Asia)(b)          2      (4) + 150%      (5)    (10)  + 50%
  Corporate                           (7)     (7) -          (20)    (21)  +  5%
                                  ------- -------            -----   ----
                                  $  218  $  218  -       $  662   $ 650   +  2%
                                  ======  =======           ====   ====

(a) Excludes special items in 2001 (see note 3 to the condensed financial statements). Following is a reconciliation of 2001 segment operating profit to reported operating profit for the quarter and nine month periods:
                                                  Quarter       Nine Months
         Segment operating profit               $   218          $    662
         Less restructuring and other charges:
           North America                            (20)              (20)
           South America                            (30)              (30)
           Europe                                    (3)               (3)
           Surface Technologies                      (4)               (4)
           Corporate and All Other                  (13)              (13)
                                                  --------       ---------
        Consolidated operating profit           $   148          $    592
                                                 =======         =========

(b) Surface Technologies' results for the nine months ended September 30, 2000 include a $5 million charge relating to severance costs and other exit costs. The All Other segment results for the nine months ended September 30, 2000 includes a $5 million recovery from the cash settlement of litigation related to a business that was previously sold.

North America
-------------
Sales increased 2% and 8%, respectively, for the quarter and nine months ended September 30, 2001 versus the respective 2000 periods primarily due to price increases and acquisitions in the electronics and healthcare markets; partially offset by lower volumes. The price increases, in part, reflect higher natural gas costs for the nine months ended September 30, 2001, which pass-through to on-site hydrogen customers. For the quarter natural gas price pass-through was slightly negative. These price increases were partially offset by decreases in volumes for the United States and Canada industrial gas businesses (Mexico continues to show strong demand) and minor unfavorable currency translation impacts in Canada and Mexico.

Operating profit increased 10% and 7%, respectively, for the quarter and nine months ended September 30, 2001 versus the respective 2000 periods primarily due to price increases, cost reductions and acquisitions; partially offset by a decrease in sales volumes and cost inflation. Operating profit as a percentage of sales for the 2001 quarter and 2000 quarter was 18.9% and 17.6%, respectively (18.2% and 18.4% for the nine month periods, respectively). The improved operating profit as a percentage of sales for the quarter is due to the reduced natural gas price pass through, and other price increases offsetting volume declines. The nine month percentage decrease is primarily due to the pass-through to the customer of higher natural gas costs, which increases both sales and cost of sales and has a relatively small impact on operating profit due to the lack of margin.

The economic slowdown in North America is primarily responsible for the volume decrease in the industrial gas businesses of the United States and Canada for both periods. Volumes in Mexico were down slightly for the quarter, but were still up for the nine month period. The duration of the slowdown and timing of the recovery will continue to affect year over year comparisons (2001 versus
2000).

South America
-------------
Sales decreased 9% and 7% respectively for the quarter and the nine months ended September 30, 2001 versus the respective 2000 periods. This decline is due primarily to the negative impact of currency translation, volume reductions and a business divestiture in the third quarter 2000; which is partially offset by price increases and higher sales of services. Excluding the impact of currency translation, sales increased 15% for the quarter and 10% the first nine months. Sales for nine months ended September 30, 2000 included an $8 million adjustment for sales that had been improperly recorded by Praxair's Colombian subsidiaries. The Brazilian currency (Real) was 1.80 Real per U.S. Dollar for the nine months ended September 30, 2000 and 2.28 Real per U.S. Dollar for the nine months ended September 30, 2001 (2.67 Real per U.S. Dollar at September 30, 2001 versus 1.96 at December 31, 2000). For the quarter the Real was 2.55 Real per the U.S. dollar for 2001, versus 1.81 for 2000.

Operating profit decreased 22% and 13%, respectively, for the quarter and the nine months ended September 30, 2001 versus the respective 2000 periods. This decline is due primarily due to the negative impact of currency translation; partially offset by pricing increases, productivity improvements and higher sales of services. Excluding the impact of currency translation, operating profit was up 7% in the third quarter and increased 8% for the first nine months of 2001 versus the same time period in 2000. Operating profit for the quarter and nine months ended September 30, 2000 included $8 million of income related to the termination of a carbon dioxide raw material supplier contract in Brazil which was offset by the Colombia sales adjustment.


Due to a lack of rainfall, a hydroelectric energy shortage has developed in Brazil, and the government has mandated a power curtailment to industries ranging from 15% to 25% effective from June through November 2001. Region specific curtailments to the industrial gas industry were initially set at 25%, but were subsequently reduced to 17.5%. This curtailment has had the effect since June 1, 2001 of both reducing demand and increasing cost (see Raw Materials section below). In addition, economic uncertainties surrounding Argentina are putting pressure on the Brazilian currency - the real, causing the Brazilian government to increase domestic interest rates and review its economic growth prospects. The maintenance of the Argentine convertibility law (one peso = one U.S. dollar), the substantial government fiscal deficit, and the refinancing of U.S. dollar denominated debt are the major sources of economic concern in Argentina. Future currency movements versus the U.S. Dollar, if any, will continue to impact reported results. Argentina represents approximately 10% of South America's sales, and Brazil represents approximately 70% of South America's sales.

In response to these economic developments and Brazilian currency declines of approximately 10% during the third quarter versus the second quarter of 2001, a decision was made to eliminate about 130 positions and to write-off certain assets as part of the third quarter charge. Praxair will put greater emphasis on cash flow generation and focus sales growth on less capital-intensive technology and service in Brazil.

Europe
------

Sales increased 2% for the quarter and 1% for the nine months ended September 30, 2001 versus the respective 2000 periods. The increase in sales in the quarter is due primarily to price and volume increases largely offset by the impact of currency translation. Excluding the currency translation effects sales increased 6% for the quarter and 7% for the nine months ended September 30, 2001.

Operating profit decreased 19% for the quarter and 6% for the nine months ended September 30, 2001 versus the respective 2000 periods. Included in operating profit for the quarter and nine months ended September 30, 2001, was a $1 million loss on net income hedges. For the quarter and nine months ended September 30, 2000, gains on net income hedges of $3 million and $6 million, respectively, were included in operating profit. Excluding currency effects for the quarter and nine months ended September 30, 2001 operating profit decreased 3% and increased 5%, respectively. The quarterly decrease was due to higher product sourcing and electricity costs. For nine months ended September 30, 2001, the increase was due largely to volume increases.

Surface Technologies
--------------------

Sales decreased 7% for the quarter and 2% for the nine months ended September 30, 2001 versus the respective 2000 periods. Excluding currency translation effects for the quarter, sales decreased 5% versus the prior year and increased 1% for the first nine months. The decrease in sales for the quarter is due to lower sales volumes and pricing, partially offset by the impact of acquisitions, and for the nine months volume decreases only partially offset favorable pricing and acquisitions.

Operating profit decreased 18% for the quarter and increased 2% for the nine months ended September 30, 2001 versus the respective 2000 periods. Operating profit declined in the third quarter due to lower sales volumes, and cost inflation;offset partially by acquisitions and cost reductions. Excluding the impact of currency translation and the 2000 severance charge operating profit for the first nine months decreased 2% due primarily to lower sales volumes and pricing, partially offset by the impact of acquisitions.

In response to weakening economic conditions and an anticipated slowdown in the aviation industry, reductions of about 310 positions and consolidation of service locations are being made.

All Other
---------
Sales increased 10% and 15%, respectively, for the quarter and nine months ended September 30, 2001 versus the respective 2000 periods. Asia experienced 30% and 24% sales growth for the quarter and nine months period, respectively, due primarily to the consolidation of a former joint venture in India and volume growth; partially offset by the effects of currency translation.

Operating Profit for the quarter ended September 30, 2001 improved $6 million or 150% versus the 2000 period, due primarily to the consolidation of a former joint venture in India, increased volume and improved pricing in Asia, and lower business development expenses. Operating Profit increased $5 million for the nine months ended September 30, 2001 versus 2000 for the same reasons as for the quarter comparison, offset by a $5 million recovery from the cash settlement of litigation related to a business that was previously sold in the nine months ended in 2000.

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:
                                           Nine Months Ended September 30,
(Dollar amounts in millions)                ----------------------------
                                                  2001          2000
                                                 ------        ------
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income plus special charges, and
  depreciation and amortization...........      $  753         $  711
Working capital...........................         (68)           (76)
Other - net...............................         (21)           (38)
                                                -------        -------
Total from operating activities...........      $  664         $  597
                                                =======        =======
INVESTING ACTIVITIES
Capital expenditures......................      $ (417)        $ (517)
Acquisitions..............................        (196)          (283)
Divestitures and asset sales..............          39             93
                                                -------        -------
Total used for investing activities.......      $ (574)        $ (707)
                                                =======        =======
FINANCING ACTIVITIES
Debt increases (reductions) - net.........      $   (8)        $  252
Minority transactions and other...........         (10)           (67)
Net issuances (purchases) of common stock.          13            (46)
Cash dividends............................         (83)           (73)
                                               --------        -------
Total (used for) from financing activities      $  (88)        $   66
                                               ========        =======

OTHER FINANCIAL DATA
After-tax return on capital (a) ...........      12.1%          11.8%
                                               ========       =======

                                            September 30,   December 31,
                                                2001           2000
                                             -----------    ------------
Debt-to-capital ratio:
  Debt....................................      $3,175          $3,141
  Capital(b) ..............................     $5,643          $5,656
  Debt-to-capital ratio...................        56.3%           55.5%

(a) Defined as after-tax operating profit plus income from equity investments, divided by average capital, calculated on an annualized basis excluding special items. (b) Includes debt, minority interests, preferred stock and shareholders' equity.

Cash Flow from Operations
-------------------------
Cash flow from operations increased to $664 million in the first nine months of 2001 versus $597 million in 2000. This is due primarily to the increase in net income plus special charges and depreciation and amortization; and the lower working capital requirements due to continued cash flow improvement initiatives.

Investing
---------
Cash flow used for investing activities in the first nine months of 2001 totaled $574 million, a decrease of $133 million from the same period in 2000. This decrease was due primarily to lower capital expenditures and acquisitions.

Capital expenditures for the first nine months of 2001 totaled $417 million, down $100 million from the corresponding period in 2000. The decrease in capital expenditures is primarily in North America and Surface Technologies; partially offset by increases in South America, Europe and Asia. On a worldwide basis, capital expenditures for the full year 2001 are expected to be $600 to $625 million.

Acquisition expenditures for the first nine months of 2001 totaled $196 million, a decrease of $87 million from the corresponding period in 2000. Acquisition in 2000 were primarily due to the buyout of minority interests in Praxair's South American subsidiary for $240 million. Acquisitions in the first nine months of 2001 were in the North American electronics and healthcare businesses, and in Surface Technologies.

Divestitures and asset sales in the first nine months of 2001 totaled $39 million a decrease of $54 million due primarily to the sale of a South American precipitated calcium carbonate business in 2000.

Financing
---------
At September 30, 2001, Praxair's total debt outstanding was $3,175 million, an increase of $34 million versus December 31, 2000. This increase was due primarily to the consolidation of a joint venture in India, which increased debt by $65 million. Excluding the consolidation of the joint venture in India total debt would have decreased $31 million. The reduction in cash used for minority interests and other transactions is from a required $55 million redemption of preferred stock in 2000.

Other Financial Data
--------------------
Praxair's debt-to-capital ratio increased to 56.3% at September 30, 2001, as compared to 55.5% as of December 31, 2000 due to the increase in debt and the decrease in shareholders' equity. The decrease in shareholders' equity is largely due to the currency translation adjustment for Brazil, and the increase in debt is due to the consolidation of a joint venture in India (see notes 5 and 9 to the condensed financial statements). Excluding the effects of the consolidation of the joint venture in India, debt-to-capital ratio would have been 55.8% at September 30, 2001.

The after-tax return on capital increased slightly to 11.8% in the quarter ended September 30, 2001 versus the corresponding period in 2000 due to lower average capital in 2000. For the nine month periods, after-tax return on capital increased 0.3% to 12.1% due to higher after-tax operating income and lower average capital.

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

Part II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K:

On September 24, 2001, Praxair, Inc. filed a Current Report on Form 8-K, Item 5, reporting that William A. Wise, chairman of the board, president and chief executive officer of El Paso Corporation, has been elected to the board of directors of Praxair, Inc.

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




Date:       November 9, 2001                 By: /s/George P. Ristevski
      ------------------------               -----------------------------
                                             George P. Ristevski
                                             Vice President and Controller
                                             (On behalf of the Registrant
                                             and as Chief Accounting Officer)