Form 10-K405
period 2001-12-31
PRAXAIR INC
filed 2002-03-14
CIK 884905

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                [] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001
                         Commission file number 1-11037

                                  Praxair, Inc.
                                 2001 Form 10-K



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

At January 31, 2002, 163,012,845 shares of common stock of Praxair, Inc. were outstanding. The aggregate market value of common stock held by non-affiliates at January 31, 2002 was approximately $9,395 million.

Documents incorporated by reference:

Portions of the 2001 Annual Report to Shareholders of the Registrant are incorporated in Parts I, II and IV of this report. Also, portions of the Proxy Statement of Praxair, Inc., dated March 1, 2002, are incorporated in Part III of this report.

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

Praxair is the largest industrial gases company in North and South America and the third largest worldwide. The Company is also the world's largest supplier of carbon dioxide. Praxair's primary products for its industrial gases business are atmospheric gases (oxygen, nitrogen, argon, rare gases), process gases (carbon dioxide, helium, hydrogen, electronic gases, specialty gases, acetylene), and the Company also designs, engineers and builds equipment that produces industrial gases (for internal use and external sale). The Company's surface technology segment, operated through Praxair Surface Technologies, Inc., supplies wear-resistant and high-temperature corrosion-resistant metallic and ceramic coatings and powders. Sales for Praxair were $5,158 million, $5,043 million, and $4,639 million for 2001, 2000 and 1999, respectively, with industrial gases and related products and services accounted for 92% of sales in 2001, 2000 and 1999, and surface technologies accounts for the balance. Refer to
Note 3 of the section captioned "Notes to Consolidated Financial Statements" in Praxair's 2001 Annual Report to Shareholders for information related to Praxair's segment information.

Gases produced by the Company find wide use in the aerospace, chemicals, electronics, energy, food and beverage, healthcare, manufacturing and metals industries. By using the gases that Praxair produces and, in many cases, the proprietary processes that it invents, customer value is created through improved product quality, increased productivity, conservation of energy, and the attainment of environmental improvement objectives. The Company has been and continues to be a major technological innovator in the industrial gases industry and, working with customers, has done much to increase the use of its industrial gases to support the manufacture of other products and for many other uses. Historically, consumption of industrial gases has increased at approximately 1.5 to 2.0 times local industrial production growth in countries in which the Company does business.

Industrial Gases Products and Manufacturing Processes
Atmospheric gases are the highest volume products produced by Praxair. Using air as its raw material, Praxair primarily produces oxygen, nitrogen and argon through several air separation processes. Cryogenic air separation, which is the primary process, compresses and cools air until it liquefies. As a pioneer in the industrial gases industry, Praxair has been a leader in developing a wide range of proprietary and patented applications and supply systems technology, including small cryogenic nitrogen plants. In recent years, Praxair has developed and commercialized air separation technologies for the production of industrial gases and is a recognized leader in this rapidly growing market segment. These technologies open important new markets and optimize production capacity for the Company by lowering the cost of supply of industrial gases. These technologies include proprietary vacuum pressure swing adsorption ("VPSA") and membrane separation to produce gaseous oxygen and nitrogen, respectively. Industrial Gases also manufactures precious metal and ceramic sputtering targets used principally in the production of semiconductors.

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

                                                  Praxair, Inc. and Subsidiaries
--------------------------------------------------------------------------------


Surface Technologies
Praxair's surface technologies business supplies wear-resistant and high-temperature corrosion-resistant metallic and ceramic coatings and powders to the aircraft, printing, textile, plastics, primary metals, petrochemical, and other industries. It also provides aircraft engine and airframe component overhaul services. Additionally, Praxair Surface Technologies manufactures a complete line of electric arc, plasma, and high velocity oxygen fuel spray equipment as well as arc and flame wire equipment; including its patented Super D-Gun. This equipment is used for the application of thermal barrier wear resistant coatings. The coatings extend wear life at high temperatures and under corrosive conditions and are applied at Praxair's facilities using a variety of thermal spray coatings processes. The coated parts are finished to the customer's precise specifications before shipment.

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

International - Praxair is a global enterprise with 45% of its 2001 sales outside of the United States. It conducts industrial gases business through subsidiary and affiliated companies in Argentina, Australia, Belgium, Bolivia, Brazil, Canada, Chile, Colombia, Costa Rica, France, Germany, India, Israel, Italy, Japan, South Korea, Malayasia, Mexico, the Netherlands, the People's Republic of China, Paraguay, Peru, Poland, Portugal, Spain, Taiwan, Thailand, Turkey, Uruguay and Venezuela. S.I.A.D. (Societa Italiana Acetilene & Derivati S.p.A.), an Italian company carried at equity, also has established positions in Austria, Bulgaria, Croatia, the Czech Republic, Hungary, Romania and Slovenia. Praxair's surface technologies business has operations in Brazil, France, Germany, Italy, Japan, Singapore, South Korea, Taiwan, Spain, Switzerland and the United Kingdom.

Praxair's international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other economic, political and regulatory policies of local governments. Also, see Note 1 of the section captioned "Notes to Consolidated Financial Statements", and the section captioned "Management's Discussion and Analysis - Market Risk and Sensitivity Analysis" in Praxair's 2001 Annual Report to Shareholders.

Seasonality - Praxair's business is generally not subject to seasonal fluctuations to any significant extent.

Research and Development - Praxair's research and development is directed toward developing new and improved methods for the production and distribution of industrial gases and the development of new markets and applications for these gases. This results in the frequent introduction of new industrial gas applications. It has also led to the development of new advanced air separation process technologies. Research and development for industrial gases is principally conducted at Tonawanda, New York; Burr Ridge, Illinois; Rio de Janeiro, Brazil; Mississauga, Canada and Norwood, Massachusetts.

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

                                                  Praxair, Inc. and Subsidiaries
--------------------------------------------------------------------------------


RAW MATERIALS AND ENERGY COSTS
Energy is the single largest cost item in the production and distribution of industrial gases. Most of Praxair's energy requirements are in the form of electricity. Other important elements are natural gas, waste hydrogen (for hydrogen) and diesel fuel (for distribution). A shortage or interruption of energy, or increase in energy prices that cannot be passed through to customers, are risks to Praxair's business and financial performance. Because many of Praxair's contracts with customers are long term, with pass-through provisions, Praxair has not, historically, experienced significant difficulties related to recovery of energy costs. Supply of energy also has not been a significant issue. However, during 2000 and 2001, there has been unprecedented volatility in the cost and supply of electricity and natural gas prices in the United States, particularly California and Washington, and energy supply curtailments in Brazil (see South America segment discussion). To date, Praxair has been able to substantially mitigate the financial impact of these costs by passing them on to customers. In anticipation of continued volatility, the company has taken aggressive pricing actions, is strengthening its energy management program for purchased power, including the use of derivative instruments to reduce risk associated with purchases of natural gas and electricity (see Notes 1 and 5 to the consolidated financial statements in the 2001 Annual Report), and is implementing new customer contract terms and conditions. However, the outcome of regional energy situations or new energy situations is unpredictable and may pose unforeseen future risks.

For carbon dioxide, carbon monoxide, helium, hydrogen, specialty gases and surface technologies, raw materials are largely purchased from outside sources. Praxair has contracts or commitments for, or readily available sources of, most of these raw materials; however, their long-term availability and prices are subject to market conditions.

Competition - Praxair operates within a highly competitive environment. Some of its competitors are larger in size and capital base than Praxair. Competition is based on price, product quality, delivery, reliability, technology and service to customers.

Major competitors in the industrial gases industry both in the United States and worldwide include The BOC Group p.l.c., L'Air Liquide S.A., Air Gas, Air Products and Chemicals, Inc., The Messer Group and Linde AG. At a worldwide level, there are no congruent competitors for the surface technologies business. However, principal domestic competitors are Sermatech International, Inc., a subsidiary of Teleflex, Inc., Chemtronics, Inc., a subsidiary of GKN p.l.c. and Johnson Matthey Electronics, a subsidiary of Honeywell. International competitors in surface technologies vary from country to country.

Employees and Labor Relations - As of December 31, 2001, Praxair had 24,271 employees worldwide. Of this number, 9,759 are employed in the United States. Praxair has collective bargaining agreements with unions at numerous locations throughout the world which expire at various dates. Praxair considers relations with its employees to be good.

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

Praxair owns 317cryogenic air separation plants (195 in the United States); 90 by-product carbon dioxide plants (23 in the United States); 354 non-cryogenic plants, and 39 hydrogen plants. No single production facility is material except for the following complexes:


                             Number of
Supply System                Connected Plants        Products Produced
-------------                ----------------        -----------------
Northern Indiana                  14                 Air Separation/Hydrogen/Carbon Dioxide
Houston                            8                 Air Separation
Gulf Coast *                      12                 Hydrogen/ Carbon Monoxide
Detroit                            7                 Air Separation/Hydrogen
Louisiana*                         4                 Hydrogen/Carbon Monoxide
Southern Brazil *                  2                 Air Separation
Northern Spain                     5                 Air Separation/Hydrogen/Carbon Dioxide

* partially owned and partially leased.


The surface technologies and electronics component of industrial gases business operates 31 plants located near customers in Brazil, France, Germany, Italy, Japan, Singapore, South Korea, Taiwan, Spain, Switzerland, the United Kingdom and the United States.

Generally, these facilities are fully utilized and sufficient to meet customer needs.


Item 3.  Legal Proceedings

Information required by this item is incorporated herein by reference to the section captioned "Notes to Consolidated Financial Statements - Note 13 Commitments and Contingencies" in Praxair's 2001 Annual Report to Shareholders.


Item 4.  Submission of Matters to a Vote of Security Holders

Praxair did not submit any matters to a shareholder vote during the fourth quarter of 2001.

                                     PART II
                                                  Praxair, Inc. and Subsidiaries
--------------------------------------------------------------------------------


Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

Market, trading, shareholder and dividend information for Praxair's common stock is incorporated herein by reference to the section captioned "Information for Investors" in Praxair's 2001 Annual Report to Shareholders.

Praxair's annual dividend on its common stock for 2001 was $0.68 per share. On January 22, 2002, Praxair's Board of Directors declared a dividend of $0.19 per share for the first quarter of 2002, or $0.76 per share annualized, which may be changed as Praxair's earnings and business prospects warrant. The declaration of dividends is a business decision made by the Board of Directors based on Praxair's earnings and financial condition and other factors the Board of Directors considers relevant.


Item 6. Selected Financial Data

Selected financial data for the five years ended December 31, 2001 is incorporated herein by reference to the section captioned "Five-Year Financial Summary" in Praxair's 2001 Annual Report to Shareholders. This summary should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis" in Praxair's 2001 Annual Report to Shareholders.


Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis" in Praxair's 2001 Annual Report to Shareholders.


Item 8. Financial Statements and Supplementary Data

Information required by this item is incorporated herein by reference to the sections captioned "Consolidated Statement of Income," "Consolidated Balance Sheet," "Consolidated Statement of Cash Flows," "Consolidated Statement of Shareholders' Equity" and "Notes to Consolidated Financial Statements" in Praxair's 2001 Annual Report to Shareholders.


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

                                    PART III
                                                  Praxair, Inc. and Subsidiaries
--------------------------------------------------------------------------------


Item 10.  Directors and Executive Officers of the Registrant

Information required by this item is incorporated herein by reference to the section captioned "Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Praxair's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2002.


Item 11.  Executive Compensation

Information required by this item is incorporated herein by reference to the section captioned "Executive Compensation" in Praxair's Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2002.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated herein by reference to the section captioned "Share Ownership" in Praxair's Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 2002.


Item 13.  Certain Relationships and Related Transactions

There have been no transactions or relationships since the beginning of 2001, which are reportable under this item.

                                     PART IV
                                                  Praxair, Inc. and Subsidiaries
--------------------------------------------------------------------------------


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Financial Statements and Schedules

                                                                 Page No. in
                                                               Praxair's 2001
                                                             Annual Report (AR)*
Financial Statements

  Consolidated Statement of Income for the Years Ended
    December 31, 2001, 2000 and 1999 .................................AR-17

  Consolidated Balance Sheet at December 31, 2001 and 2000 ...........AR-18

  Consolidated Statement of Cash Flows for the Years Ended
   December 31, 2001, 2000 and 1999 ..................................AR-19

  Consolidated Statement of Shareholders' Equity  for the
   Years Ended December 31, 2001, 2000 and 1999 ......................AR-20

  Notes to Consolidated Financial Statements .........................AR-31

  Report of Independent Accountants ..................................AR-48

     * Incorporated by reference to the indicated pages of the 2001 Annual Report to Shareholders. With the exception of this information and the information incorporated in Items 5, 6, 7, 7A, 8 and 9, the 2001 Annual Report to Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K.

     Financial Statement Schedules

     All financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)  Reports on Form 8-K

     None

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

                                               PRAXAIR, INC.
                                               (Registrant)



Date:  March 14, 2002
                                               /s/ George P. Ristevski
                                               -------------------------------
                                                  George P. Ristevski
                                               Vice President and Controller
                                               (On behalf of the Registrant
                                                and as Chief Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2002.



/s/ James S. Sawyer           /s/ Dennis H. Reilley              /s/ Alejandro Achaval
-------------------------     ------------------------------     ---------------------------
James S. Sawyer               Dennis H. Reilley                  Alejandro Achaval
Vice President and            Chairman, President and Chief      Director
Chief Financial Officer       Executive Officer and Director





/s/ Dale F. Frey              /s/ Claire W. Gargalli             /s/ Ronald L. Kuehn, Jr.
-------------------------     ------------------------------     ---------------------------
Dale F. Frey                  Claire W. Gargalli                 Ronald L. Kuehn, Jr.
Director                      Director                           Director





/s/ Raymond W. LeBoeuf        /s/ Benjamin F. Payton             /s/ G. Jackson Ratcliffe, Jr
-------------------------     ------------------------------     ----------------------------
Raymond W. LeBoeuf            Benjamin F. Payton                 G. Jackson Ratcliffe, Jr
Director                      Director                           Director





/s/ Wayne T. Smith            /s/ H. Mitchell Watson, Jr
-------------------------     ------------------------------     ---------------------------
Wayne T. Smith                H. Mitchell Watson, Jr             William A. Wise
Director                      Director                           Director


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

    *10.01 2002 Praxair, Inc. Long-Term Incentive Plan(Filed on July 5, 2001 as Exhibit 4 to the Company's Registration Statement on Form S-8, Registration No. 333-64608).

                                                  Praxair, Inc. and Subsidiaries
--------------------------------------------------------------------------------

Exhibit No.       Description



    *10.02        Form of Severance Compensation Agreement (Filed as Exhibit
                  10.02 to the Company's 1997 Annual Report on Form 10K, Filing No. 1-11037, and incorporated herein by reference).

    *10.03        2002 Praxair, Inc. Variable Compensation Plan.

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

    *10.07a First Amendment, dated as of April 1, 2001, to the Amended and Restated 1993 Praxair Compensation Deferral Program

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

    10.17 Credit Agreement dated as of July 12, 2000 among Praxair, Inc,, The Banks Party Thereto, Morgan Guaranty Trust Company of New York, Bank of America, N. A. and Credit Suisse First Boston as Co-Syndication Agents and The Chase Manhattan Bank as Administrative Agent (Filed as Exhibit 10.17b to the Company's 2000 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

    10.18 Amended and Restated Credit Agreement dated as of July 11, 2001 among Praxair, Inc., The Banks Listed Herein, The Chase Manhattan Bank, Bank of America, N.A., and Credit Suisse First Boston as Co-Syndication Agents and The Chase Manhattan Bank as Administrative Agent.

    *10.19 Praxair, Inc. Plan for Determining Performance-Based Awards Under Section 162(M).


    12.01         Computation of Ratio of Earnings to Fixed Charges.

    13.01 Praxair's 2001 Annual Report to Shareholders (such report, except for those portions which are expressly referred to in this Form 10-K, is furnished for the information of the Commission and is not deemed "filed" as part of this Form 10-K).

    21.01         Subsidiaries of Praxair, Inc.

    23.01         Consent of Independent Accountants.


Copies of exhibits incorporated by reference can be obtained from the SEC and are located in SEC File No. 1-11037.

          * Indicates a management contract or compensatory plan or arrangement.