Form 10-Q
period 2002-03-31
PRAXAIR INC
filed 2002-05-09
CIK 884905

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 For the quarterly period ended March 31, 2002
                                               --------------
                                     OR

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

                              Yes [X]         No [ ]

At March 31, 2002, 163,357,085 shares of common stock ($.01 par value) of the Registrant were outstanding.

                           Forward-looking statements
                           --------------------------


The forward-looking statements contained in this quarterly report concerning development and commercial acceptance of new products and services, financial outlook, earnings growth, and other financial goals, involve risks and uncertainties, and are subject to change based on various factors. These include the impact of changes in worldwide and national economies, the cost and availability of electric power and other energy and the ability to achieve price increases to offset cost increases, development of operational efficiencies, changes in foreign currencies, changes in interest rates, the continued timely development and acceptance of new products and services, the impact of competitive products and pricing, and the impact of tax and other legislation and regulation in the jurisdictions which the company operates.

                                      INDEX



PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

    Consolidated Statement of Income - Praxair, Inc. and Subsidiaries Quarter Ended March 31, 2002 and 2001 (Unaudited)

    Condensed Consolidated Balance Sheet - Praxair, Inc. and Subsidiaries March 31, 2002 (Unaudited) and December 31, 2001

    Condensed Consolidated Statement of Cash Flows - Praxair, Inc. and Subsidiaries Quarter Ended March 31, 2002 and 2001 (Unaudited)

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
                                   (UNAUDITED)

                                                         Quarter Ended March 31,
                                                      -----------------------------
                                                         2002                2001
                                                      ---------           ---------
SALES ...........................................     $   1,232           $   1,335
Cost of sales, exclusive of
  depreciation and amortization .................           699                 809
Selling, general and administrative .............           184                 168
Depreciation and amortization ...................           121                 122
Research and development ........................            17                  16
Other income-net ................................             6                   4
                                                      ---------           ---------
OPERATING PROFIT ................................           217                 224
Interest expense ................................            51                  56
                                                      ---------           ---------
INCOME BEFORE INCOME TAXES ......................           166                 168
Income taxes ....................................            37                  39
                                                      ---------           ---------
INCOME OF CONSOLIDATED ENTITIES .................           129                 129
Minority interests ..............................            (4)                 (5)
Income from equity investments ..................             2                   2
                                                      ---------           ---------
INCOME BEFORE CUMULATIVE EFFECT
OF AN ACCOUNTING CHANGE .........................           127                 126
Cumulative effect of an accounting change .......            --                  (2)
                                                      ---------           ---------
NET INCOME ......................................     $     127           $     124
                                                      =========           =========
PER SHARE DATA:
Basic earnings per share:
  Before cumulative effect of an
   accounting change ............................     $    0.78           $    0.78
  Accounting change .............................            --                (.01)
                                                      ---------           ---------
  Net income ....................................     $    0.78           $    0.77
                                                      =========           =========
Diluted earnings per share:
  Before cumulative effect of an
   accounting change ............................     $    0.77           $    0.77
  Accounting change .............................            --                (.01)
                                                      ---------           ---------
  Net income ....................................     $    0.77           $    0.76
                                                      =========           =========
Cash dividends per share ........................     $    0.19           $    0.17
                                                      =========           =========
WEIGHTED AVERAGE SHARES OUTSTANDING (000'S):
Basic shares outstanding ........................       163,524             160,773
Diluted shares outstanding ......................       165,936             162,661

The accompanying notes are an integral part of these financial statements.

                         PRAXAIR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (Millions of dollars)


                                          March 31,     December 31,
                                            2002            2001
                                        (Unaudited)
                                           ------          ------
ASSETS

Cash and cash equivalents ..............   $   38          $   39
Accounts receivable ....................      899             857
Inventories ............................      292             287
Prepaid and other current assets .......      127              93
                                           ------          ------
     TOTAL CURRENT ASSETS ..............    1,356           1,276

Property, plant and equipment-net ......    4,800           4,817
Goodwill ...............................    1,171           1,136
Other intangible assets ................       47              44
Other assets ...........................      413             442
                                           ------          ------
     TOTAL ASSETS ......................   $7,787          $7,715
                                           ======          ======

LIABILITIES AND EQUITY

Accounts payable .......................   $  364          $  413
Short-term debt ........................      213             178
Current portion of long-term debt ......       85              86
Other current liabilities ..............      509             517
                                           ------          ------
     TOTAL CURRENT LIABILITIES .........    1,171           1,194

Long-term debt .........................    2,711           2,725
Other long-term obligations ............    1,170           1,158
                                           ------          ------
     TOTAL LIABILITIES .................    5,052           5,077

Minority interests .....................      148             141
Preferred stock ........................       20              20
Shareholders' equity ...................    2,567           2,477
                                           ------          ------
     TOTAL LIABILITIES AND EQUITY ......   $7,787          $7,715
                                           ======          ======


The accompanying notes are an integral part of these financial statements.

                         PRAXAIR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Millions of dollars)
                                   (UNAUDITED)


                                                        Quarter Ended March 31,
                                                         ---------------------
                                                          2002            2001
                                                         -----           -----
OPERATIONS
  Net income .........................................   $ 127           $ 124
  Adjustments:
    Depreciation and amortization ....................     121             122
    Deferred income taxes ............................       2              18
    Other non-cash (benefits) charges ................      (8)              2
    Working capital ..................................     (78)            (67)
    Long-term assets and liabilities .................     (17)            (13)
                                                         -----           -----
      Net cash provided by operating activities ......     147             186
                                                         -----           -----
INVESTING
  Capital expenditures ...............................    (107)           (145)
  Acquisitions .......................................     (60)           (106)
  Divestitures and asset sales .......................      14               1
                                                         -----           -----
      Net cash used for investing activities .........    (153)           (250)
                                                         -----           -----
FINANCING
  Short-term borrowings (repayments)- net ............      32              18
  Long-term borrowings ...............................     505              74
  Long-term debt repayments ..........................    (515)             (7)
  Minority transactions and other ....................       4              (8)
  Issuance of common stock ...........................     106              33
  Purchases of common stock ..........................     (95)             (6)
  Cash dividends .....................................     (31)            (27)
                                                         -----           -----
      Net cash provided by
          financing activities .......................       6              77
                                                         -----           -----
Effect of exchange rate changes on cash and
  cash equivalents ...................................      (1)             (1)
                                                         -----           -----
Change in cash and cash equivalents ..................      (1)             12
Cash and cash equivalents beginning-of-year ..........      39              31
                                                         -----           -----
Cash and cash equivalents end-of-period ..............   $  38           $  43
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

                             PRAXAIR, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Presentation of Condensed Consolidated Financial Statements

     In the opinion of Praxair, Inc. (Praxair) management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consisted of only normal recurring adjustments. The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to the consolidated financial statements of Praxair, Inc. and subsidiaries in Praxair's 2001 Annual Report. Certain prior years' amounts have been reclassified to conform to the current year's presentation.

2. Accounting Changes

     Effective January 1, 2002, Praxair adopted the Financial Accounting Standards Board's (FASB) Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and other Intangible Assets", which eliminated the amortization of goodwill and indefinite life intangible assets. Instead, such assets are subject to initial and ongoing annual impairment tests. Praxair expects to complete its initial goodwill impairment test on all reporting units in the second quarter of 2002, and any required impairment charges will be recorded at that time as a cumulative effect of an accounting change, retroactive to January 1, 2002 as required by the standard. Goodwill amortization included in the first quarter of 2001 was $9 million ($8 million after tax). With the adoption of SFAS 142, the Company reassessed the useful lives and residual values of all acquired intangible assets. Based on that assessment no adjustments were made to the amortization period or residual values of other intangible assets (see Note
     9).

     Also effective January 1, 2002, Praxair adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 did not materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in more matters being reported as discontinued operations and assets held for sale than was previously reported.

     Effective January 1, 2001, Praxair adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and
     138. SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. At January 1, 2001, Praxair recorded a one-time after tax charge as a cumulative effect adjustment for the initial adoption of SFAS No. 133 totaling $2 million in its consolidated statement of operations, and a deferred loss of $4 million in the accumulated other comprehensive income (loss) component of shareholders' equity in the condensed consolidated balance sheet (see Notes 5, 6 and 7).

3.  Special Charges

     In the third quarter of 2001, Praxair recorded pre-tax charges totaling $70 million and in the fourth quarter of 2000, recorded pre-tax charges totaling $159 million and $2 million of equity income charges for severance and other costs (see Notes 2 and 10 to the consolidated financial statements included in Praxair's 2001 Annual Report). These special charges included the planned termination of approximately 1,760 employees. As of March 31, 2002, 1,591 employees have been terminated and the remainder is expected to be completed in 2002. Also, during the 2002 first quarter, the Company made minor adjustments to the original estimates to reflect actual costs incurred.

     Cash payments related to the special charges (primarily for severance) during the quarter ending March 31, 2002 were $13 million and estimated payments for the remainder of 2002 are $30 million.

     The table below summarizes the activity (primarily cash payments) in the accrual for special charges since December 31, 2001. The accrual relates to the 2001 restructuring charge and other actions, the 2000 repositioning program and future lease payments from earlier programs:

     (Millions of dollars)                             Other          Total
     Accrual- Special Charges         Severance       Charges        Accrual
     --------------------------       ---------       -------        -------
     Balance, December 31, 2001          $ 45           $ 26           $ 71
     Adjustments                           (1)            --             (1)
     2002 activity                        (11)            (2)           (13)
                                         ----           ----           ----
     Balance, March 31, 2002             $ 33           $ 24           $ 57
                                         ====           ====           ====

4.   Inventories

     The following is a summary of Praxair's consolidated inventories:

         (Millions of dollars)          March 31,    December 31,
                                          2002          2001
                                       ---------     ---------
     Raw materials and supplies ......   $ 86          $ 87
     Work in process .................     40            36
     Finished goods ..................    166           164
                                         ----          ----
                                         $292          $287
                                         ====          ====
5.   Shareholders' Equity

     Changes in Shareholders' Equity were as follows:

(Thousands of shares)                   Common           Treasury
                                     Stock Issued          Stock
                                     ------------        ---------
     Balance, January 1, 2002 ........  170,141            7,998
     Common stock activity (b) .......    2,582            1,368
                                        -------          -------
     Balance, March 31, 2002 .........  172,723            9,366
                                        =======          =======

                                                                        Accumulated
                                      Additional                        Other
                             Common   Paid-In     Treasury   Retained   Comprehensive
(Millions of dollars)         Stock   Capital     Stock      Earnings   Income(Loss)   Total
                             ------   ---------   --------   --------   -----------    -------
Balance, January 1, 2002.....   $ 2    $1,795     $ (330)    $ 2,307     $(1,297)       $2,477

Net income ..................                                    127                       127
Translation adjustments......                                                (38)          (38)
Derivatives (a)..............                                                  3             3
                                                                                        ------
Comprehensive income.........                                                               92
Dividends - common stock.....                                    (31)                      (31)
Common stock activity (b)....             108        (79)                                   29
                                ---    ------     ------     -------     ------        -------
Balance, March 31, 2002         $ 2    $1,903     $ (409)     $2,403    $(1,332)        $2,567
                                ===    ======     ======     =======     ======        =======


(a)  Derivatives (see Notes 2 and 7):                              Millions
     Balance at December 31, 2001                                   $(4)
     Reclassed to earnings (primarily interest expense)               5
     Change in fair value                                            (2)
                                                                    ---
     Balance at March 31, 2002                                      $(1)
                                                                    ===

(b)  Relates to issuance of common stock for the Dividend Reinvestment and Stock
     Purchase    Plan,    employee    savings   and   incentive    plans,    and
     issuances/purchases of common stock.


     During the quarter ended March 31, 2002, Praxair granted options for 1,293,500 shares of common stock having option prices ranging from $54.86 to $58.65 per share (weighted average price of $56.74), the closing market price of Praxair's common stock on the day of the grants. At March 31, 2002 there were 14,113,782 shares under option at prices ranging from $15.50 to $58.65 per share (weighted average of $44.13) of which options for 8,425,899 shares were exercisable at prices ranging from $15.50 to $56.13 per share (weighted average of $40.27). During the quarter ended March 31, 2002, 2,672,656 options were exercised.


6.   Debt

     The following is a summary of Praxair's outstanding debt at March 31, 2002 and December 31, 2001.

                                                March 31,       December 31,
                                                  2002              2001
(Millions of Dollars)                         (Unaudited)
Short-term:                                  -------------     --------------
  Canadian borrowings.......................    $   10              $    -
  U.S. Borrowings...........................         5                   -
  South American borrowings.................       100                  90
  Other international borrowings............        98                  88
                                                ------              ------
Total short-term debt.......................       213                 178
Long-term:
U.S.:
  Commercial paper and U.S. borrowings......       215                 716
  6.625% Notes due 2003.....................        75                  75

  6.75%  Notes due 2003.....................       300                 300
  6.15%  Notes due 2003.....................       250                 250
  6.85%  Notes due 2005.....................       150                 150
  6.90%  Notes due 2006.....................       250                 250
  6.625% Notes due 2007.....................       250                 250
  6.50%  Notes due 2008.....................       250                 250
  6.375%  Notes due 2012*...................       497                   -
  8.70%  Debentures due 2022
         (Redeemable starting in 2002)......       300                 300
  Other borrowings    ......................        42                  41
Canadian borrowings.........................       113                 113
South American borrowings...................        33                  35
Other international borrowings..............        71                  81
                                                ------              ------
                                                 2,796               2,811
Less: current portion of long-term debt.....        85                  86
                                                ------              ------
Total long-term debt........................     2,711               2,725
                                                ------              ------
Total debt..................................    $3,009              $2,989
                                                ======              ======
* March 31, 2002 includes a $3 million fair value reduction related to SFAS 133 hedge accounting (see Note 7).


     On March 19, 2002, Praxair issued $500 million 6.375% notes maturing April 1, 2012. The proceeds were used to repay outstanding commercial paper.

     At March 31, 2002, $215 million of short-term borrowings and $375 million of notes due in 2003 have been classified as long-term ($716 million at December 31, 2001) because of the Company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of its credit agreements. No borrowings were outstanding under the credit agreements at March 31, 2002.

7.   Financial Instruments

     Interest Rate Swaps - At March 31, 2002 Praxair had $500 million, notional amount of interest rate swap agreements that effectively convert variable rate interest and lease payments to fixed rate interest and lease payments ($850 million at December 31, 2001). The scheduled maturities of the swap agreements are $400 million in 2002 and $100 million in 2003. The fair market value of these swaps at March 31, 2002 was a loss of approximately $1 million ($6 million at December 31, 2001). These swap agreements have been designated as, and are effective as, cash flow hedges of outstanding debt instruments or lease obligations. During the quarter, Praxair recorded the change in fair value to accumulated other comprehensive income (loss) and reclassified to earnings a portion of the deferred loss from accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings. Any ineffectiveness was also recorded and was not significant. Praxair expects to reclassify the after-tax deferred losses of approximately $1 million from accumulated other comprehensive income (loss) to earnings (interest expense and operating profit) in the next ten months as the hedged transactions occur.

     At March 31, 2002 Praxair had $500 million notional amount of interest rate swap agreements that effectively convert fixed rate interest to variable rate interest (none at December 31, 2001). The swap agreements mature in April 2012 and have been designated as and are effective as fair value hedges of the $500 million 6.375% Notes. At March 31, 2002, the fair value of these swaps was a loss of approximately $3 million, which Praxair recognized in earnings as offsets to the changes in fair value of the underlying debt instrument (see Note 6).

     Currency Contracts - Praxair is also a party to currency exchange forward contracts to manage its exposure to changing currency exchange rates that all mature within one year. At March 31, 2002, Praxair had $248 million of currency exchange forward contracts outstanding ($271 million at December 31, 2001): $141 million to hedge recorded balance sheet exposures ($160 million at December 31, 2001), $1 million to hedge firm commitments generally for the purchase of equipment related to construction projects ($1 million at December 31, 2001), $96 million to hedge anticipated future net income ($97 million at December 31, 2001) and $10 million to hedge net investments in foreign subsidiaries ($13 million at December 31, 2001). Additionally, there was $11 million notional value of currency exchange contracts that effectively offset ($7 million at December 31, 2001). The net income hedges are related to anticipated 2002 net income in Brazil for six months, and Mexico, Korea and Thailand for the full year. The amount recorded in other income-net in the 2002 quarter as a result of recognizing these derivatives at fair value was a loss of approximately $1 million. The amount recorded in the cumulative translation adjustment component of accumulated other comprehensive income (loss) for the net investment contracts was a loss of approximately $1 million ($1 million at December 31, 2001).

     Commodity Swaps - At March 31, 2002 Praxair had one outstanding commodity swap agreement (three outstanding at December 31, 2001) to hedge its exposure to the variability in future cash flows for forecasted purchases of natural gas. The commodity swap agreement settles through December 2002 and its impact is not significant.

     The following table is a summary of the notional amount of interest rate and currency derivatives outstanding at March 31, 2002 and December 31, 2001:

          ------------------------------------------------------------------------------------------
          Derivative Instrument                      Maturity               2002                2001
          ------------------------------------------------------------------------------------------
          Interest rate swaps:
            Floating to fixed                         <1 Year               $500                $750
            Floating to fixed                       1-2 years                  -                 100
            Fixed to Floating                          2012                  500                   -

          Currency Contracts:
            Balance sheet items                       <1 Year                141                 160
            Firm commitments                          <1 Year                  1                   1
            Anticipated net income                    <1 Year                 96                  97
            Net investments                           <1 Year                 10                  13
          ------------------------------------------------------------------------------------------


     At March 31, 2002 the fair value of all derivative instruments has been recorded in the consolidated balance sheet as follows: $7 million in current liabilities and $3 million in long-term liabilities ($1 million in current assets and $12 million in current liabilities at December 31,
     2001).


8.   Earnings Per Share

     Basic earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents. The difference between the number of shares used in the basic earnings per share calculation compared to the diluted earnings per share calculation is due to the dilutive effect of outstanding stock options. Stock options for 884,200 shares were not included in the computation of diluted earnings per share for the quarter ended March 31, 2002 (4,808,605 shares in the 2001 first quarter) because the exercise prices were greater than the average market price of the common stock.

9.   Goodwill and Other Intangible Assets

     As described in Note 2, the Company adopted SFAS 142 as of January 1, 2002. The following table reconciles the prior year reported income before cumulative effect of an accounting change and net income to their respective balances adjusted to exclude goodwill amortization expense which is no longer amortized under the provisions of SFAS 142. Adjusted operating profit by segment is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations below. Current period results are presented for comparative purposes.

(Millions of dollars, except per share data)

                                                         Quarter Ended March 31,
                                                          2002             2001
                                                        -------          -------

     REPORTED INCOME BEFORE CUMULATIVE EFFECT
      OF AN ACCOUNTING CHANGE                           $   127          $   126
      Add back goodwill amortization after-tax               --                8
                                                        -------          -------
      Adjusted Income Before Cumulative Effect
      Of an accounting change                           $   127          $   134
                                                        =======          =======

     NET INCOME:
      Reported net income                               $   127          $   124
      Add back goodwill amortization after-tax               --                8
                                                        -------          -------
             Adjusted net income                        $   127          $   132
                                                        =======          =======

     PER SHARE DATA:
     Basic earnings per share:
      Before cumulative effect of an
        accounting change                               $  0.78          $  0.78
      Add back goodwill amortization after-tax               --              .05
      Accounting change                                      --             (.01)
                                                        -------          -------
             Adjusted net income                        $  0.78          $  0.82
                                                        =======          =======

     Diluted earnings per share:
      Before cumulative effect of an
        accounting change                               $  0.77          $  0.77
      Add back goodwill amortization after-tax               --              .05
      Accounting change                                      --             (.01)
                                                        -------          -------
             Adjusted net income                        $  0.77          $  0.81
                                                        =======          =======

Changes in the carrying amount of goodwill for the three months ended March 31, 2002, were as follows:

                                            North          South                                          Surface
(In millions)                              America        America           Europe          Asia        Technologies        Total
                                           -------        -------           ------          ----        ------------        -----

     Balance, December 31, 2001            $   628         $   337         $    48         $    35         $    88        $ 1,136
       Acquisitions                             38               1              39
       Foreign currency translation
         and other Adjustments                  (1)             (1)             (1)             (1)             --             (4)
                                           -------         -------         -------         -------         -------        -------

     Balance, March 31,2002                $   665         $   336         $    47         $    35         $    88        $ 1,171
                                           =======         =======         =======         =======         =======        =======

     Other intangible assets amounted to $47 million dollars (net of accumulated amortization of $23 million) and $44 million dollars (net of accumulated amortization of $22 million) at March 31, 2002 and December 31, 2001, respectively. These intangible assets consist primarily of patents, non-compete agreements, and license/use agreements. There are no expected residual values related to theses intangible assets. Estimated annual amortization expense is as follows ($ in millions): 2002 - $6; 2003 - $5; 2004 - $5; 2005 - $3; and 2006 - $2. The weighted average amortization period for intangible assets is approximately 11 years. Additions to other intangible assets for the quarter ended March 31, 2002 were approximately $4 million.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations Consolidated Results

(Dollar amounts in millions)                 Quarter Ended             Percent
                                 March 31, 2002      March 31, 2001     Change
                                ---------------     ---------------   ----------
Sales..........................      $1,232             $1,335         -  7.7%
Selling, general
 and administrative............      $  184             $  168         +  9.5%
Depreciation and amortization..      $  121             $  122         -  0.8%
Operating profit...............      $  217             $  224         -  3.1%
Interest expense...............      $   51             $   56         -  8.9%
Effective tax rate.............          22%                23%        -  1.0%
Income before cumulative effect
 of an accounting change ......      $  127             $  126         +  0.8%


The sales decrease of 7.7% for the quarter ended March 31, 2002 versus the respective 2001 period was due primarily to a decrease in natural gas pass-through prices and lower volumes in North America, and currency devaluation impacts, primarily in South America. These decreases were partially offset by pricing improvements and acquisitions in North America and the consolidation of two companies in Asia, which were formerly accounted for as equity companies.

Operating profit decreased 3.1% for the quarter ended March 31, 2002 versus the respective 2001 period. This decrease was due primarily to currency devaluation impacts and lower volumes, partially offset by productivity improvements and acquisitions. As a percentage of sales, selling, general and administrative expenses for the quarter ended March 31, 2002, was 14.9% versus 12.6% in 2001 due primarily to the decrease in sales, cost inflation and a change in the business mix to more service based revenues, which have a higher proportion of selling, general and administrative expenses to sales. The decrease in depreciation and amortization expense reflects a $9 million benefit from the adoption of SFAS 142, which eliminated the amortization of goodwill effective January 1, 2002, partially offset by the impact of new projects coming on-stream, as well as acquisitions and consolidations. Other income includes net gains on the sale of assets, largely offset by additional severance actions and net income hedge losses.

Income before cumulative effect of an accounting change increased slightly for the 2002 quarter versus the respective 2001 period. This increase was primarily due to lower interest expense and income taxes, largely offset by the decrease in operating profit described above. Interest expense decreased due to both lower debt levels and interest rates. The effective tax rate declined to 22% from 23% mainly due to the adoption of SFAS 142 and the effect of no longer amortizing goodwill, most of which was not deductible for tax purposes.

The number of employees at March 31, 2002 was 24,375, which reflects an increase of about 100 employees since December 31, 2001. This increase is related to acquisitions (approximately 500 employees) offset by reductions related to productivity initiatives and reductions associated with the special charges (see
Note 3).

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows (for a description of Praxair's operating segments, refer to Note 3 to the consolidated financial statements included in Praxair's 2001 Annual Report to shareholders):

(Dollar amounts in millions)              Quarter Ended March 31,
                                          -----------------------         Percent
                                            2002            2001           Change
SALES                                     -------         -------        ---------
       North America                      $   802         $   902           -11%
       South America                          170             175            -3%
       Europe                                 132             140            -6%
       Asia                                    73              54             35%
       Surface Technologies                    99             105            -6%
       Elimination                            (44)            (41)
                                          -------         -------
            Total Sales                   $ 1,232         $ 1,335            -8%
                                          =======         =======

     SEGMENT OPERATING PROFIT
       North America*                     $   137         $   137             -%
       South America*                          31              40           -23%
       Europe*                                 30              32            -6%
       Asia*                                   10               6             67%
       Surface Technologies                     9               9             -%
                                          -------         -------
            Total Operating Profit        $   217         $   224            -3%
                                          =======         =======

* Effective in 2002, Praxair adopted SFAS 142, which eliminated the amortization of goodwill prospectively. A reconciliation of the 2001 quarter adjusted for excluding goodwill amortization follows (millions of dollars):

                                                     Goodwill
                                        Reported    Amortization    Adjusted
                                        --------    ------------    --------
     North America                        $137          $  5          $142
     South America                          40             2            42
     Europe                                 32             1            33
     Asia                                    6             1             7
     Surface Technologies                    9            --             9
                                          ----          ----          ----
          Total Operating Profit          $224          $  9          $233
                                          ====          ====          ====

North America
-------------
Overall, the 11% sales decline is due to decreases in natural gas pass-through costs to on-site hydrogen customers ($58 million) and lower volumes in the United States and Canadian industrial gas businesses, partially offset by price increases and healthcare acquisitions.

The operating profit was unchanged due to the impact of price improvements, cost reductions and acquisitions; being offset by a decrease in sales volume and cost inflation. Operating profit as a percentage of sales was 17.1% versus 15.2% in the 2001 quarter. This percentage increase is primarily due to the pass-through of lower natural gas costs, which decreases both sales and cost of sales and has a relatively small impact on operating profit, and the adoption of SFAS 142 which discontinued the amortization of goodwill as of January 1, 2002. Excluding these items, the 2002 operating margin is comparable with the 2001 quarter.

South America
-------------
Due to a lack of rainfall, a hydroelectric energy shortage developed in Brazil, and the government mandated a power curtailment to industries ranging from 15% to 25% effective as of June 1, 2001 which ended on March 1, 2002. Region specific curtailments to the industrial gas industry were set at 17.5%. This curtailment has had the effect since June 1, 2001 through February 28, 2002 of both reducing demand and increasing costs (see Raw Materials section below). Also, from December 31, 2000 to March 31, 2002, the Brazilian Real has devalued versus the U.S. dollar from a rate of 1.96 real per U.S. dollar to a rate of 2.33, respectively.

In addition, there are significant uncertainties surrounding the economic and political stability in both Argentina and Venezuela. This has resulted in lower economic activity in these countries and, also because of related currency devaluations versus the U.S. dollar in both of these countries, lower reported results in U.S. dollars. During the first quarter of 2002, the Venezuelan Bolivar and the Argentine Peso further devalued which, for Argentina, resulted in a charge of approximately $43 million to Other Comprehensive Income in Shareholders' Equity.

To help understand the impacts, following is a summary of the exchange rates used to translate the financial statements in Argentina and Venezuela (rate of exchange expressed in units of local currency per U.S. dollar):

     Currency                 Income statement average            Balance Sheet
     --------                 ------------------------            -------------
                                                             March 31,    December 31,
                                  2002            2001            2002            2001
                                  ----            ----            ----            ----

     Argentina Peso               2.14            1.00            3.00            1.70
     Venezuela Bolivar             859             703             895             758


Future  currency  movements  versus the U.S.  Dollar,  if any,  will continue to impact reported results. In the 2002 first quarter, Brazil represents approximately 78% of South America's sales, while Argentina and Venezuela each represent about 5% of South America's sales.

Sales for the quarter ended March 31, 2002 decreased $5 million, or 3% as compared to the quarter ended March 31, 2001. This decrease was due primarily to the impact of currency devaluations and partially offset by price and volume increases. Excluding the impact of currency, sales increased 15%.

Operating profit for the quarter ended March 31, 2002 decreased $9 million, or 23% as compared to the 2001 quarter end period. This decrease was primarily due to currency impacts, partially offset by productivity improvement initiatives, improved pricing and volume growth. Excluding the impact of currency, operating profit decreased 2%. As noted above, future currency movements versus the U.S. Dollar, if any, will continue to impact reported results.

Europe
------
Sales for the quarter ended March 31, 2002 decreased $8 million, or 6% as compared to the 2001 quarter. This decrease in sales is due to currency translation impacts and volume declines, partially offset by price increases. Excluding the currency translation effects for the quarter ended March 31, 2002, sales decreased by 2%.

Operating profit for the quarter ended March 31, 2002 decreased $2 million, or 6% as compared to the 2001 quarter. Excluding currency translation effects operating profit decreased by 3% due to sales volume decrease partially offset by cost reductions and price increases.

Asia
------
Sales for the quarter ended March 31, 2002 increased $19 million, or 35% as compared to the 2001 quarter. This increase in sales is due to the consolidation of former joint ventures in India and China in the third quarter of 2001 and first quarter of 2002, respectively. Excluding the consolidation of these joint ventures, sales for the quarter ended March 31, 2002 would have been flat.

Operating profit for the quarter ended March 31, 2002 increased $4 million, or 67% as compared to the 2001 quarter. The increase is due to the consolidation of former joint ventures in India and China as discussed above. Absent the consolidation of the former joint venture operations, operating profit would have declined by $1 million.


Surface Technologies
--------------------

Sales for the quarter ended March 31, 2002 decreased $6 million, or 6% as compared to the 2001 quarter. The decrease in sales is due primarily to volume decreases and currency translation impacts.

Operating profit for the quarter ended March 31, 2002 was unchanged as compared to the 2001 quarter. Productivity improvements, were offset by sales volume declines.

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

                                                         Quarter Ended March 31,
(Dollar amounts in millions)                             ----------------------
                                                          2002             2001
                                                         -----            -----
     NET CASH PROVIDED BY (USED FOR):
     OPERATING ACTIVITIES
     Net income plus depreciation
       and amortization .......................          $ 248            $ 246
     Working capital ..........................            (78)             (67)
     Other - net ..............................            (23)               7
                                                         -----            -----
     Total from operating activities ..........          $ 147            $ 186
                                                         =====            =====
     INVESTING ACTIVITIES
     Capital expenditures .....................          $(107)           $(145)
     Acquisitions .............................            (60)            (106)
     Divestitures and asset sales .............             14                1
                                                         -----            -----
     Total used for investing activities ......          $(153)           $(250)
                                                         =====            =====
     FINANCING ACTIVITIES
     Debt increases (reductions) - net ........          $  22            $  85
     Minority transactions and other ..........              4               (8)
     Net issuances (purchases) of common stock              11               27
     Cash dividends ...........................            (31)             (27)
                                                         -----            -----
     Total from (used for) financing activities          $   6            $  77
                                                         =====            =====
     OTHER FINANCIAL DATA
     After-tax return on capital (a) ..........           12.0%            12.2%
                                                         =====            =====

                                     March 31,      December 31,
                                       2002             2001
                                      ------           ------
     Debt-to-capital ratio:
       Debt ................          $3,009           $2,989
       Capital(b) ..........          $5,744           $5,627
       Debt-to-capital ratio            52.4%            53.1%

(a) Defined as after-tax operating profit plus income from equity investments, divided by average capital, calculated on an annualized basis.
(b) Includes debt, minority interests, preferred stock and shareholders' equity.


Cash Flow from Operations
-------------------------
Cash flow from operations decreased to $147 million in the quarter ended March 31, 2002 versus $186 million in 2001 primarily due to increased working capital requirements.

Investing
---------
Cash flow used for investing in the first quarter ended March 31, 2002 totaled $153 million, a decrease of $97 million from the first quarter 2001. This decrease is due to the lower level of capital expenditures and acquisitions and the higher level of asset sales in the 2002 quarter versus 2001.

Capital expenditures for the quarter ended March 31, 2002 totaled $107 million, down $38 million from the 2001 quarter. The decrease in capital expenditures is primarily in North America; partially offset by increases in South America, Europe and Asia. On a worldwide basis, capital expenditures for the full year 2002 are expected to be around $550 million.

Acquisition expenditures for the quarter ended March 31, 2002 totaled $60 million, a decrease of $46 million from the 2001 quarter. The primary acquisition in the 2002 quarter was in the U.S. healthcare market.

During the 2002 first quarter, our Mexican subsidiary completed the sale of its headquarters building in Mexico City, which is the primary reason for the increase in divestiture and asset sale proceeds over the 2001 quarter.

Financing
---------
At March 31, 2002, Praxair's total debt outstanding was $3,009 million, an increase of $20 million versus December 31, 2001. This increase in debt was required to fund normal operating needs of the Company. During the 2002 quarter, Praxair issued $500 million of 6.375% notes maturing April 1, 2012 and used the proceeds to repay outstanding commercial paper. At the same time, we entered into an interest rate swap agreement which effectively converted the fixed interest rate payments on these notes to floating rates. The terms of these swap agreements provide credit support to both Praxair and the counterparties in the form of posted cash collateral that is triggered when the fair value of the swaps exceeds a dollar threshold. We do not anticipate that any collateral posting will be required in the foreseeable future.

During the 2002 quarter, proceeds from stock option exercises were unusually high due to the expiration of options granted in 1992 (when Praxair became a public company) and the relatively high stock price for the company's common stock during the quarter, partially offset by increased treasury stock purchases. Also, in the 2001 quarter, we repaid subsidiary preferred stock totaling $10 million which is the reason for the change in minority transactions and other versus the 2002 quarter. In the 2002 quarter, cash dividends were increased to $0.19 per share ($0.76 per share annualized) from $0.17 per share in the 2001 quarter ($0.68 per share annualized).

Other Financial Data
--------------------
Praxair's debt-to-capital ratio decreased from 53.1% at December 31, 2001 to 52.4% at March 31, 2002 due to the increase in shareholders' equity (see Note 5 to the condensed consolidated financial statements).

The after-tax return on capital was 12.0% for the quarter ended March 31, 2002, a 0.2% decrease from the 2001 quarter, due primarily to the lower level of operating profit.

Raw Materials

Energy is the single largest cost in the production and distribution of industrial gases. Most of Praxair's energy requirements are in the form of electricity. Other important elements are crude hydrogen and natural gas (for hydrogen) and diesel fuel (for distribution). A shortage or interruption of energy, or increases in energy prices that cannot be passed through to customers, are risks to Praxair's business and financial performance. Because many of Praxair's contracts with customers are long term, with pass-through provisions, Praxair has not, historically, experienced significant difficulties related to recovery of energy costs. Supply of energy also has not been a significant issue. However, during 2000 and continuing into 2001, there was unprecedented volatility in the cost and supply of electricity and in natural gas prices in the United States, particularly in California. To date, Praxair has been able to substantially mitigate the financial impact of these costs by passing them on to customers. Praxair does not expect significant supply issues in the United States. Brazil's major source of electricity is hydro-based, and although the recent energy curtailments ended on March 1, 2002, any future resumption of drought conditions could impact electricity supply. In anticipation of continued volatility, the company has taken aggressive pricing actions, is strengthening its energy-management program for purchased power, and is implementing new customer contract terms and conditions. However, the outcome of the energy situation and its impact on the national economies where Praxair operates is unpredictable at this time and may pose unforeseen future risk. Also, refer to Raw Materials and Markets in the Management's Discussion and Analysis Section of Praxair's 2001 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to the Market Risks and Sensitivity Analysis in the Management's Discussion and Analysis section of Praxair's 2001 Annual Report.

Item 4.   Submission of Matters to a Vote of Security Holders.

The Annual Meeting of the Shareholders of Praxair, Inc. was held on April 23, 2002. The following is a record of the votes cast as to the following proposals presented at the Annual Meeting.

Proposal 1:    Election of  Directors,  each to serve for a term of three years, expiring on the date of the Annual Meeting of Shareholders in 2005, and until his successor is duly elected and qualified.

       NOMINEE                   SHARES VOTED FOR          VOTES WITHHELD
-------------------------        ----------------          --------------
Dale F. Frey                        145,273,103               1,273,672
Raymond W. LeBoeuf                  145,393,881               1,152,894
Benjamin F. Payton                  144,583,639               1,963,136
Wayne T. Smith                      144,593,860               1,952,915
William A. Wise                     145,318,494               1,228,281

In addition to the foregoing elected directors, the terms of office for the following individuals continue after the meeting:

Alejandro Achaval
Claire W. Gargalli
Ronald L. Kuehn, Jr.
G. Jackson Ratcliffe, Jr.
Dennis H. Reilley
H. Mitchell Watson, Jr.

Item 6.  Exhibits and Reports on Form 8-K

On April 23, 2002, Praxair, Inc. filed a Current Report on Form 8-K, Item 5, reporting Praxair's declaration of a quarterly dividend of 19 cents per share, payable on June 17, 2002 to shareholders of record on June 7, 2002. In addition, the board approved a new Stockholder Protection Rights Plan to be implemented when Praxair's current Rights Plan expires at June 30, 2002. The board declared a dividend of one right for each share of common stock held of record at the close of business on June 28, 2002. The rights will be paid on July 1, 2002 and will contain terms similar to the terms of the currently outstanding rights that expire on June 30, 2002.

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




Date:       May 9, 2002                 By:      /s/George P. Ristevski
      ------------------------               -----------------------------
                                             George P. Ristevski
                                             Vice President and Controller
                                             (On behalf of the Registrant
                                             and as Chief Accounting Officer)