Form 10-Q
period 2002-06-30
PRAXAIR INC
filed 2002-08-13
CIK 884905

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002
                                   ---------------
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

                              Yes [X]         No [ ]

At June 30, 2002, 161,413,384 shares of common stock ($.01 par value) of the Registrant were outstanding.

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

                                      INDEX



PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

    Consolidated Statement of Income - Praxair, Inc. and Subsidiaries Quarter and Six Months Ended June 30, 2002 and 2001 (Unaudited)

    Condensed Consolidated Balance Sheet - Praxair, Inc. and Subsidiaries June 30, 2002 (Unaudited) and December 31, 2001

    Condensed Consolidated Statement of Cash Flows - Praxair, Inc. and Subsidiaries Six Months Ended June 30, 2002 and 2001 (Unaudited)

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

Item 6.  Exhibits and Reports on Form 8-K

Signature

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           PRAXAIR, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF INCOME
                    (Millions of dollars, except per share data)
                                     (UNAUDITED)

                                                        Quarter Ended June 30,
                                                      -----------------------------
                                                         2002                2001
                                                      ---------           ---------
SALES ......................................          $   1,307           $   1,314
Cost of sales, exclusive of
  depreciation and amortization ............                755                 784
Selling, general and administrative ........                191                 176
Depreciation and amortization ..............                120                 125
Research and development ...................                 16                  16
Other income-net ...........................                 19                   7
                                                      ---------           ---------
OPERATING PROFIT ...........................                244                 220
Interest expense ...........................                 47                  55
                                                      ---------           ---------
INCOME BEFORE INCOME TAXES .................                197                 165
Income taxes ...............................                 43                  37
                                                      ---------           ---------
INCOME OF CONSOLIDATED ENTITIES ............                154                 128
Minority interests .........................                 (6)                 (4)
Income from equity investments .............                  2                   2
                                                      ---------           ---------
INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGES ......................                150                 126
Cumulative effect of accounting changes ....               --                  --
                                                      ---------           ---------
NET INCOME .................................          $     150           $     126
                                                      =========           =========
PER SHARE DATA:
Basic earnings per share:
  Before cumulative effect of
   accounting changes ......................          $    0.92           $    0.78
  Cumulative effect of accounting changes ..               --                  --
                                                      ---------           ---------
  Net income ...............................          $    0.92           $    0.78
                                                      =========           =========
Diluted earnings per share:
  Before cumulative effect of
   accounting changes ......................          $    0.91           $    0.77
  Cumulative effect of accounting changes ..               --                  --
                                                      ---------           ---------
  Net income ...............................          $    0.91           $    0.77
                                                      =========           =========
Cash dividends per share ...................          $    0.19           $    0.17
                                                      =========           =========
WEIGHTED AVERAGE SHARES OUTSTANDING (000'S):
Basic shares outstanding ...................            162,697             161,543
Diluted shares outstanding .................            164,835             163,802


The accompanying notes are an integral part of these financial statements.

                           PRAXAIR, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF INCOME
                    (Millions of dollars, except per share data)
                                     (UNAUDITED)

                                                       Six Months Ended June 30,
                                                      -----------------------------
                                                         2002               2001
                                                      ---------           ---------
SALES ......................................          $   2,539           $   2,649
Cost of sales, exclusive of
  depreciation and amortization ............              1,454               1,593
Selling, general and administrative ........                375                 344
Depreciation and amortization ..............                241                 247
Research and development ...................                 33                  32
Other income-net ...........................                 25                  11
                                                      ---------           ---------
OPERATING PROFIT ...........................                461                 444
Interest expense ...........................                 98                 111
                                                      ---------           ---------
INCOME BEFORE INCOME TAXES .................                363                 333
Income taxes ...............................                 80                  76
                                                      ---------           ---------
INCOME OF CONSOLIDATED ENTITIES ............                283                 257
Minority interests .........................                (10)                 (9)
Income from equity investments .............                  4                   4
                                                      ---------           ---------
INCOME BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGES ......................                277                 252
Cumulative effect of accounting changes ....               (139)                 (2)
                                                      ---------           ---------
NET INCOME .................................          $     138           $     250
                                                      =========           =========
PER SHARE DATA:
Basic earnings per share:
  Before cumulative effect of
   accounting changes ......................          $    1.70           $    1.56
  Cumulative effect of accounting changes ..               (.85)               (.01)
                                                      ---------           ---------
  Net income ...............................          $    0.85           $    1.55
                                                      =========           =========
Diluted earnings per share:
  Before cumulative effect of
   accounting changes ......................          $    1.67           $    1.54
  Cumulative effect of accounting changes ..               (.84)               (.01)
                                                      ---------           ---------
  Net income ...............................          $    0.83           $    1.53
                                                      =========           =========
Cash dividends per share ...................          $    0.38           $    0.34
                                                      =========           =========
WEIGHTED AVERAGE SHARES OUTSTANDING (000'S):
Basic shares outstanding ...................            163,111             161,158
Diluted shares outstanding .................            165,383             163,216


The accompanying notes are an integral part of these financial statements.

                         PRAXAIR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (Millions of dollars)


                                                    June 30,     December 31,
                                                      2002           2001
                                                          (Unaudited)
                                                  ------------   ------------
ASSETS

Cash and cash equivalents .......................    $    32       $    39
Accounts receivable .............................        923           857
Inventories .....................................        307           287
Prepaid and other current assets ................        131            93
                                                     -------       -------
     TOTAL CURRENT ASSETS .......................      1,393         1,276

Property, plant and equipment-net ...............      4,726         4,817
Goodwill ........................................      1,004         1,136
Other intangible assets .........................         50            44
Other assets ....................................        453           442
                                                     -------       -------
     TOTAL ASSETS ...............................    $ 7,626       $ 7,715
                                                     =======       =======

LIABILITIES AND EQUITY

Accounts payable ................................    $   363       $   413
Short-term debt .................................        285           178
Current portion of long-term debt ...............         20            86
Other current liabilities .......................        557           517
                                                     -------       -------
     TOTAL CURRENT LIABILITIES ..................      1,225         1,194

Long-term debt ..................................      2,717         2,725
Other long-term obligations .....................      1,180         1,158
                                                     -------       -------
     TOTAL LIABILITIES ..........................      5,122         5,077

Minority interests ..............................        155           141
Preferred stock .................................         20            20
Shareholders' equity ............................      2,329         2,477
                                                     -------       -------
     TOTAL LIABILITIES AND EQUITY ...............    $ 7,626       $ 7,715
                                                     =======       =======


The accompanying notes are an integral part of these financial statements.

                         PRAXAIR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Millions of dollars)
                                   (UNAUDITED)


                                                   Six Months Ended June 30,
                                                  ---------------------------
                                                        2002          2001
                                                      -------       -------
OPERATIONS
  Net income .....................................    $  138        $  250
  Adjustments:
    Depreciation and amortization ................       241           247
    Accounting Change.............................       139             -
    Deferred income taxes ........................         -            32
    Other non-cash (benefits) charges.............        (5)           (3)
    Working capital ..............................       (69)          (52)
    Long-term assets and liabilities .............       (37)          (37)
                                                      -------       -------
      Net cash provided by operating activities ..       407           437
                                                      -------       -------
INVESTING
  Capital expenditures ...........................      (221)         (284)
  Acquisitions....................................      (69)         (181)
  Divestitures and asset sales ...................        15            11
                                                     --------      --------
      Net cash used for investing activities .....      (275)         (454)
                                                     --------      --------
FINANCING
  Short-term borrowings (repayments)- net.........       118            34
  Long-term borrowings ...........................       798           285
  Long-term debt repayments ......................      (886)         (263)
  Minority transactions and other ................        (1)          (12)
  Issuance of common stock .......................       131            70
  Purchases of common stock ......................      (236)          (25)
  Cash dividends .................................       (62)          (55)
                                                     --------      --------
      Net cash (used for) or provided by
          financing activities ......................   (138)           34
                                                     --------      --------
Effect of exchange rate changes on cash and
  cash equivalents ...............................        (1)           (2)
                                                     --------      --------
Change in cash and cash equivalents ..............        (7)           15
Cash and cash equivalents beginning-of-year.......        39            31
                                                     --------      --------
Cash and cash equivalents end-of-period ..........   $    32       $    46
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

2.       Accounting Policies Updates

        The following accounting policies are being updated, from those included in the Company's 2001 Form 10K in Note 1 to the consolidated financial statements. The updates include additional disclosures related to depreciation lives, accounting for shipping and handling fees, and sales returns.

        Revenue Recognition - Revenue is recognized when product is shipped or services are provided to customers. Revenues from long-term construction contracts are recognized using the percentage-of-completion method. Under this method, revenues for sales of major equipment are recognized primarily based on cost incurred to date relative to total estimated cost. Changes to total estimated cost and anticipated losses, if any, are recognized in the period determined. Sales returns and allowances are not a normal business practice in the industry and are deminimis.

        Amounts billed for shipping and handling fees are recorded as sales, generally on FOB destination terms, and costs incurred for shipping and handling are recorded as cost of sales.

        Property, Plant and Equipment - net - Property, plant and equipment are carried at cost, net of accumulated depreciation. Depreciation is calculated on the straight-line method based on the estimated useful lives of the assets, which range from 3 to 40 years.

                  Land improvements                  To 20 years
                  Buildings                          25 to 40 years
                  Machinery and equipment            3 to 30 years

        The Company generally uses accelerated depreciation methods for tax purposes, where appropriate, and periodically reviews the recoverability of long-lived assets based upon anticipated cash flows generated from such assets.


3.      Accounting Changes and Recently Issued Accounting Standards

        Praxair has adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. Under the new rule, companies no longer amortize goodwill or indefinite life intangible assets. In addition, the rule provides a six-month transitional period from the effective date of adoption for the Company to perform an initial assessment of whether there is an indication that the carrying value of goodwill is impaired. This assessment is made by comparing the fair value of each reporting unit, as determined in accordance with the new rule, to its book value. To the extent that an impairment is indicated (fair value is less than book value), the company must perform a second test to measure the amount of the impairment. The rule requires that any initial impairment be taken as a charge to net income as a cumulative effect of accounting change retroactive to January 1, 2002. In future years, this assessment must be conducted at least annually at the reporting unit level, and any such impairment must be recorded as a charge to operating earnings.

        Praxair has completed the initial impairment test and has concluded that certain of its goodwill was impaired, resulting in a non-cash after-tax charge of $139 million or $0.84 per share on a diluted basis. The charge was recorded as a cumulative effect of an accounting change, retroactive to January 1, 2002, in accordance with the rule.

        In determining this charge, our process was the following: First, in accordance with the specific requirements of SFAS 142, Praxair determined that it had 15 reporting units, which are sub-units of its reporting segments, for which goodwill should be tested for impairment. Second, we calculated the fair value of each reporting unit using a combination of several valuation approaches including discounted cash flows; multiples of sales and earnings before interest, taxes, depreciation, and amortization (EBITDA); and, comparisons of historical transactions where appropriate. We weighted the valuation approaches based on the individual characteristics of the reporting unit. Third, we compared the fair value of each reporting unit to its respective book value. For nine of the reporting units the calculated fair values exceeded the book values, and no impairment was indicated. For six reporting units where the fair values were less than the book values, we proceeded to step 2, which is to calculate the fair value of goodwill. Because goodwill is defined as the excess of the cost of an acquired entity over the fair value of all identifiable tangible and intangible assets acquired and liabilities assumed, we were required to calculate the fair value of such assets and liabilities for the six reporting units. Through this process, we determined the amount of goodwill that was impaired for each reporting unit.


        The following is a summary of the impairment charge by business segment, net of a $7 million tax benefit (millions of dollars):

        Segment                     Reporting Unit                   Charge

        South America               Southern Cone, Andean Region      $ 80
        Europe*                     Poland, Israel                    $ 20
        Asia                        India                             $ 17
        Surface Technologies        Aviation Services                 $ 22
                                                                      ----
                                                                      $139

      *Includes $2 million related to a non-consolidated equity investment

        The goodwill in Poland, and the majority of goodwill in the Southern Cone (primarily Argentina) and the Andean Region (Venezuela, Colombia and Peru) of South America was related to the 1996 acquisition of CBI Industries. Market and economic conditions have resulted in an impairment to the goodwill allocated to these reporting units. Local market and economic conditions have also affected the value of acquisitions made in Israel and India primarily in 1996 through 1998. Goodwill for Surface Technologies Aviation Services business was related to several acquisitions made in 1995 through 1998 in the aviation coatings and repair business. This business has been significantly impacted by the general downturn in the aviation industry, especially due to the events of September 11, 2001.

        Also effective January 1, 2002, Praxair adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 did not materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in more matters being reported as discontinued operations and assets held for sale in the future.

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". The Statement rescinds Statement 4 which required all gains and losses from extinguishment of debt to be aggregated and, when material, classified as an extraordinary item net of related income tax effect. Statement No. 145 also amends Statement 13 to require that certain lease modifications having economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. We adopted this standard for transactions occurring after April 1, 2002 and do not expect this Statement will have a material effect on our financial position or results of operations.


        In July 2002 the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 will be effective for disposal activities initiated after December 31, 2002 and we do not expect this Statement will have a material effect on our financial position or results of operations.

4.  Special Charges

        In the third quarter of 2001, Praxair recorded pre-tax charges totaling $70 million and in the fourth quarter of 2000, recorded pre-tax charges totaling $159 million and $2 million of equity income charges for severance  and  other  costs  (see  Notes  2 and 10 to the  consolidated financial statements included in Praxair's 2001 Annual Report). These special charges included the planned termination of approximately 1,760 employees. The programs will not have any material effect on revenues. Through June 30, 2002, all of the cost reductions from the 2000 program have been achieved, while about 80% of the anticipated cost reductions have been achieved from the 2001 program. As of June 30, 2002, 1,640 employees have been terminated and the remainder are expected to be completed in 2002. Also, during 2002, the Company made minor adjustments to the original estimates to reflect actual costs incurred.

       Cash payments related to the special charges (primarily for severance) during the quarter ending June 30, 2002 were $10 million, ($23 million for the six months ended, June 30, 2002) and estimated payments for the remainder of 2002 are $18 million.

        The table below summarizes the activity (primarily cash payments) in the accrual for special charges since December 31, 2001. The remaining accrual relates to primarily severance and lease payments:

        (Millions of dollars)                              Other     Total
        Accrual- Special Charges           Severance      Charges   Accrual
        --------------------------         ---------      -------   -------
        Balance, December 31, 2001          $ 45           $ 26      $ 71
        Adjustments ..............            (2)            --        (2)
        2002 activity ............           (20)            (3)      (23)
                                            ----           ----      ----
        Balance, June 30, 2002 ...          $ 23           $ 23      $ 46
                                            ====           ====      ====

5.       Inventories

         The following is a summary of Praxair's consolidated inventories:

                  (Millions of dollars)             June 30,     December 31,
                                                      2002           2001
                                                   ----------     ----------
             Raw materials and supplies......        $  88          $  87
             Work in process.................           40             36
             Finished goods..................          179            164
                                                     -----          -----
                                                     $ 307          $ 287
                                                     =====          =====
6.   Shareholders' Equity

     Changes in Shareholders' Equity were as follows:

         (Thousands of shares)                        Common      Treasury
                                                   Stock Issued     Stock
                                                   ------------   ---------
         Balance, January 1, 2002................     170,141       7,998
         Common stock activity (b)...............       2,933       3,663
                                                     ---------    --------
         Balance, June 30, 2002     .............     173,074      11,661
                                                     =========    ========

                                                                Accumulated
                                    Additional                  Other
                             Common Paid-In   Treasury Retained Comprehensive
(Millions of dollars)         Stock Capital   Stock    Earnings Income(Loss) Total
                             ------ --------- -------- -------- ----------- -------
Balance, January 1, 2002...   $ 2   $1,795    $ (330)  $ 2,307    $(1,297)  $2,477

Net income ..................                              138                 138
Translation adjustments......                                        (140)    (140)
Derivatives (a)..............                                           2        2

Comprehensive income.........                                                    0
Dividends - common stock.....                              (62)                (62)
Common stock activity (b)....          124      (210)                          (86)
                              ---   ------    ------   -------     ------   -------
Balance, June 30, 2002       $ 2    $1,919    $ (540)   $2,383    $(1,435)  $2,329
                              ===   ======    ======   =======     ======   =======

(a)      Derivatives (see Notes 2 and 7):                   Millions
                                                            --------
    Balance at December 31, 2001                               $(4)
    Reclassed to earnings (primarily interest expense)           6
    Change in fair value                                        (4)
                                                                ---
     Balance at June 30, 2002                                  $(2)
                                                               ====

(b)  Relates to issuance of common stock for the Dividend Reinvestment and Stock
     Purchase    Plan,    employee    savings   and   incentive    plans,    and
     issuances/purchases of common stock.

       During the quarter and six months ended June 30, 2002, Praxair granted options for 25,000 and 1,318,500 shares, respectively, of common stock having option prices ranging from $54.86 to $58.65 per share (weighted average price of $56.77), the closing market price of Praxair's common stock on the day of the grants. At June 30, 2002 there were 13,789,420 shares under option at prices ranging from $15.50 to $58.65 per share (weighted average of $43.78) of which options for 8,224,112 shares were exercisable at prices ranging from $15.50 to $56.13 per share (weighted average of $40.40). During the quarter and six months ended June 30, 2002, 310,657 and 2,983,313 options were exercised, respectively.


7. Debt

       The following is a summary of Praxair's outstanding debt at June 30, 2002 and December 31, 2001.

                                                      June 30,        December 31,
                                                        2002               2001
      (Millions of Dollars)                         (Unaudited)
      Short-term:                                  -------------     --------------
        Canadian borrowings.......................    $   49              $    -
        U.S. Borrowings...........................         3                   -
        South American borrowings.................       108                  90
        Asian borrowings..........................       101                  58
        Other international borrowings............        24                  30
                                                      -------             -------
      Total short-term debt.......................       285                 178

      Long-term:
      U.S.:
        Commercial paper and U.S. borrowings......         -                 716
        6.625% Notes due 2003.....................        75                  75
        6.75%  Notes due 2003.....................       300                 300
        6.15%  Notes due 2003.....................       250                 250
        6.85%  Notes due 2005.....................       150                 150
        6.90%  Notes due 2006.....................       250                 250
        4.75%  Notes due 2007.....................       250                   -
        6.625% Notes due 2007.....................       250                 250
        6.50%  Notes due 2008.....................       250                 250
        6.375% Notes due 2012*...................        525                   -
        8.70%  Debentures due 2022
               (Redeemable starting in 2002)......       300                 300
        Other borrowings    ......................        41                  41
      Canadian borrowings.........................         -                 113
      South American borrowings...................        26                  35
      Asian borrowings............................        65                  75
      Other international borrowings..............         5                   6
                                                      -------             -------
                                                       2,737               2,811
      Less: current portion of long-term debt.....        20                  86
                                                      -------             -------
      Total long-term debt........................     2,717               2,725
                                                      -------             -------
      Total debt..................................    $3,022              $2,989
                                                      =======             =======


           * June 30, 2002 includes a $25 million fair value increase related to SFAS 133 hedge accounting (see Note 8).

        On March 19, 2002, Praxair issued $500 million 6.375% notes maturing April 1, 2012. The proceeds were used to repay outstanding commercial paper.

        On June 19, 2002 Praxair issued $250 million 4.75% notes maturing July 15, 2007. The proceeds were used to repay outstanding commercial paper.

        At June 30, 2002, $625 million of notes due in 2003 have been classified as long-term ($716 million of short-term borrowings at December 31, 2001) because of the Company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of its credit agreements. No borrowings were outstanding under the credit agreements at June 30, 2002.

        On July 15, 2002, Praxair redeemed the 8.7% Debentures due 2022 for $313 million resulting in an additional $15 million third quarter charge (primarily a call premium) to be recorded within interest expense.

8.      Financial Instruments

        Interest Rate Swaps and Forward Contract - At June 30, 2002 Praxair had $200 million, notional amount of interest rate swap agreements that effectively convert variable rate lease payments to fixed rate lease payments ($850 million at December 31, 2001 that converted variable rate interest and lease payments to fixed rate interest and lease payments). The scheduled maturities of the swap agreements are $100 million in 2002 and 2003. The fair market value of these swaps at June 30, 2002 was a loss of approximately $1 million ($6 million at December 31, 2001). These swap agreements have been designated as, and are effective as, cash flow hedges of outstanding lease obligations. During the quarter, Praxair recorded the change in fair value to accumulated other comprehensive income (loss) and reclassified to earnings a portion of the deferred loss from accumulated other comprehensive income (loss) as the hedged transactions occurred and were recognized in earnings. Any ineffectiveness was also recorded and was not significant. Praxair expects to reclassify the after-tax deferred losses of approximately $1 million from accumulated other comprehensive income (loss) to earnings (operating profit) in the next seven months as the hedged transactions occur.

        At June 30, 2002 Praxair had $500 million notional amount of interest rate swap agreements that effectively convert fixed rate interest to variable rate interest (none at December 31, 2001). The swap agreements mature in April 2012 and have been designated as and are effective as fair value hedges of the $500 million 6.375% Notes. At June 30, 2002, the fair value of these swaps was a gain of approximately $25 million, which Praxair recognized in earnings as offsets to the changes in fair value of the underlying debt instruments.

        Currency Contracts - Praxair is also a party to currency exchange forward contracts to manage its exposure to changing currency exchange rates that all mature within one year. At June 30, 2002, Praxair had $340 million notional amount of currency exchange forward contracts outstanding ($271 million at December 31, 2001): $199 million to hedge recorded balance sheet exposures ($160 million at December 31, 2001), $1 million to hedge firm commitments generally for the purchase of equipment related to construction projects ($1 million at December 31,
        2001), $125 million to hedge anticipated future net income ($97 million at December 31, 2001) and $15 million to hedge net investments in foreign subsidiaries ($13 million at December 31, 2001). Additionally, there was $14 million notional value of currency exchange contracts that effectively offset ($7 million at December 31, 2001). The net income hedges are related to anticipated 2002 net income in Brazil, Spain, Mexico, Thailand and Korea for the remainder of 2002. The amount recorded in other income-net in the 2002 quarter as a result of recognizing these contracts at fair value was a gain of approximately $9 million (of which $7 million relates to hedges of anticipated third and fourth quarter net income). At June 30, 2002, the amount recorded in the cumulative translation adjustment component of accumulated other comprehensive income (loss) for the net investment contracts was an insignificant loss ($1 million at December 31, 2001).

        Commodity Swaps - At June 30, 2002, Praxair had three outstanding commodity swap agreements (three outstanding at December 31,2001) to hedge its exposure to the variability in future cash flows for forecasted purchases of natural gas. The commodity swap agreements settle through December 2002 and their impact is not significant.

        The following table is a summary of the notional amount of interest rate and currency derivatives outstanding at June 30, 2002 and December 31, 2001:

---------------------------------------- ------------------ -------------------
Derivative Instrument          Maturity               2002                2001
---------------------------------------- ------------------ -------------------
Interest rate swaps:
  Floating to fixed             <1 Year               $200                $750
  Floating to fixed           1-2 years               -                    100
  Fixed to Floating              2012                  500                   -

Currency Contracts:
  Balance sheet items           <1 Year                199                 160
  Firm commitments              <1 Year                  1                   1
  Anticipated net income        <1 Year                125                  97
  Net investments               <1 Year                 15                  13
---------------------------------------- ------------------ -------------------


        At June 30, 2002 the fair value of all derivative instruments has been recorded in the consolidated balance sheet as follows: $8 million in current assets, $25 million in long-term assets, $4 million in current liabilities, and $25 million in long-term debt ($1 million in current assets and $12 million in current liabilities at December 31, 2001).


9.      Earnings Per Share

        Basic earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents. The difference between the number of shares used in the basic earnings per share calculation compared to the diluted earnings per share calculation is due to the dilutive effect of outstanding stock options. Stock options for 899,300 and 899,300 shares were not included in the computation of diluted earnings per share for the quarter and six months ended June 30, 2002 (915,145 and 1,381,520 during the quarter and six months ended June 30, 2001) because the exercise prices were greater than the average market price of the common stock.


10.     Goodwill and Other Intangible Assets

        As described in Note 3, the Company adopted SFAS 142 as of January 1, 2002. The following table reconciles the prior year reported income before cumulative effect of an accounting change and net income to their respective balances adjusted to exclude goodwill amortization expense which is no longer amortized under the provisions of SFAS 142. Management's Discussion and Analysis of Financial Condition and Results of Operations below includes a table, which reflects operating profit by segment adjusted to exclude goodwill amortization expense. Current period results are presented for comparative purposes.

(Millions of dollars, except per share data)

                                                        Quarter Ended                   Six Months Ended
                                                        -------------                   -----------------
                                                           June 30,                         June 30,
                                                           --------                         --------
                                                      2002            2001              2002            2001
                                                    -------          -------          -------          -------

NET INCOME:
 Reported net income                                $   150          $   126          $   138          $   250
 Add back: goodwill amortization after-tax               --                8               --               16
                                                    -------          -------          -------          -------
 Adjusted net income                                $   150          $   134          $   138          $   266
                                                    =======          =======          =======          =======

PER SHARE DATA:
Basic earnings per share:
 Reported net income                                $  0.92          $  0.78          $  0.85          $  1.55
 Add back: goodwill amortization after-tax               --              .05            --                 .10
                                                    -------          -------          -------          -------

        Adjusted net income                         $  0.92          $  0.83          $  0.85          $  1.65
                                                    =======          =======          =======          =======

Diluted earnings per share:
 Reported net income                                $  0.91          $  0.77          $  0.83          $  1.53
 Add back: goodwill amortization after-tax               --              .05            --                 .10
                                                    -------          -------          -------          -------

        Adjusted net income                         $  0.91          $  0.82          $  0.83          $  1.63
                                                    =======          =======          =======          =======


Changes in the carrying amount of goodwill for the six months ended June 30, 2002, were as follows:

                                     North          South                                     Surface
(In millions)                       America        America       Europe        Asia         Technologies        Total
                                    -------        -------       ------        ----         ------------        -----
Balance, December 31, 2001           $ 628           $ 337        $ 48          $ 35              $ 88          $1,136
  Acquisitions                          37                           3             1                                41

  Cumulative effect of an
    accounting(a) change                 -            (84)        (18)          (17)              (25)           (144)
  Foreign currency translation
    and other adjustments                2            (38)           2             2                 3            (29)
                                     -----           -----        ----          ----              ----          ------

Balance, June 30,2002                $ 667           $ 215        $ 35          $ 21              $ 66          $1,004
                                     =====           =====        ====          ====              ====          ======

a. The goodwill transition impairment charge of $139 million recorded as an accounting change, includes the $144 million goodwill write-down, a $2 million charge for goodwill held on an equity investment, which was recorded as an write-down of the investment, and is also net of a $7 million tax benefit (see note 3).

        Other intangible assets amounted to $50 million dollars (net of accumulated amortization of $25 million) and $44 million dollars (net of accumulated amortization of $22 million) at June 30, 2002 and December 31, 2001, respectively. Intangible assets at June 30, 2002 consist primarily of patents ($12 million net of accumulated amortization of $1 million), non-compete agreements($11 million net of accumulated amortization of $18 million), and license/use agreements($27 million net of accumulated amortization of $6 million). Intangible assets at December 31, 2001 consist primarily of patents ($8 million net of accumulated amortization of $1 million), non-compete agreements($10 million net of accumulated amortization of $17 million), and license/use agreements($26 million net of accumulated amortization of $4 million).

        There are no  expected  residual  values  related  to theses  intangible assets. Estimated annual amortization expense is as follows ($ in millions): 2002 - $6; 2003 - $6; 2004 - $5; 2005 - $4; and 2006 - $3.
        The weighted average amortization period for intangible assets is approximately 12 years. Additions to other intangible assets for the six months ended June 30, 2002 was approximately $9 million, and amortization expense for the quarter and six months ended June 30, 2002 was $2 million and $3 million, respectively.


Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations Consolidated Results

(Dollar amounts in millions)     Quarter Ended          Six Months Ended
                                    June 30,    Percent     June 30,    Percent
                                  2002    2001   Change   2002    2001  Change
                                ------  ------- ------- -------- ------ -------
Sales.......................... $1,307  $1,314   -  1%  $2,539   $2,649   -  4%
Cost of sales.................. $  755  $  784   -  4%  $1,454   $1,593   -  9%
Gross margin %.................     42%     40%  +  2%      43%      40%  +  3%
Selling, general
 and administrative............ $  191  $  176   +  9%  $  375   $  344   +  9%
Depreciation and amortization.. $  120  $  125   -  4%  $  241   $  247   -  2%
Operating profit............... $  244  $  220   + 11%  $  461   $  444   +  4%
Interest expense............... $   47  $   55   - 15%  $   98   $  111   - 12%
Effective tax rate.............     22%     22%     -%      22%      23%  -  1%
Income before cumulative effect
 of an accounting change        $  150  $  126   + 19%  $  277   $  252   + 10%


Sales decreased 1% for the quarter and 4% for the six months ended June 30, 2002 versus the respective 2001 periods. A reduction in natural gas costs, which we are contractually obligated to pass on to on-site hydrogen customers, reduced sales $17 million and $75 million, respectively, with no impact on operating profit. Lower volumes in our North American Merchant and Packaged Gas business were offset by acquisitions worldwide in the second quarter. On a year to date basis, volume declines have marginally outpaced acquisition related sales growth of 3%. Realized price increases kept pace with currency devaluation in the second quarter, which was predominantly focussed in South America. On a year to date basis, the currency devaluation effect on revenues is slightly outpacing realized price increase worldwide.

Operating profit increased 11% for the quarter and 4% for the six months ended June 30, 2002 versus the respective 2001 periods. Gross margin, as a percent of sales, improved 2% in the second quarter and 3% on a year to date basis. Approximately 1% of the improvement related to the pass through of natural gas costs and had no impact on operating profit for both periods. The remaining underlying improvement primarily related to cost reductions as a result of productivity initiatives and the implementation of the restructuring program initiated in 2001. As a percentage of sales, selling, general and administrative expenses for the quarter and for the first six months of 2002 were 15% in 2002 versus 13% for 2001, respectively. The variances were due primarily to the decrease in sales on a relatively fixed cost base and a change in the business mix to more service based revenues, which have a higher proportion of selling, general and administrative expenses to sales. The decrease in depreciation and amortization expense for the quarter and six month period in 2002 reflects a $9 million and $18 million benefit from the adoption of SFAS 142, which eliminated the amortization of goodwill in 2002. Other income increased $12 million for the quarter and $14 million for the six months ended June 30, 2002 versus the respective 2001 periods. These increases were due primarily to $9 million net gains on net income hedges (primarily in Brazil) and a net gain of $7 million related to the settlement of litigation with Airgas, Inc. Other income for the six months ended June 30, 2002 also includes net gains on the sale of assets (primarily in Mexico).

Income before cumulative effect of an accounting change increased 19% for the quarter, and 10% for the six months ended June 30, 2002 versus the respective 2001 periods. This increase was primarily due to the increase in operating profit described above and lower interest expense partially offset by higher income taxes. Interest expense decreased due to both lower debt levels and interest rates. For the quarter ended June 30, 2002 the effective tax rate remained flat at 22%. For the six months ended June 30, 2002 the effective tax rate declined to 22% from 23%, respectively, mainly due to the effect of no longer amortizing goodwill (in conjunction with the adoption of SFAS 142), most of which was not deductible for tax purposes.

In the 2002 second quarter, Praxair completed the initial goodwill impairment tests required for the adoption of SFAS 142 (see Note 2). These tests indicated an impairment of goodwill related to previous acquisitions. As a result, a $139 million non-cash transition charge to earnings was recorded as a cumulative effect of an accounting change, retroactive to January 1, 2002. In the first quarter of 2001, a one-time transition charge of $2 million was recorded for the adoption of SFAS 133, which established new accounting rules for derivatives.

The number of employees at June 30, 2002 was 24,627, which reflects an increase of about 350 employees since December 31, 2001. This increase is related to acquisitions (approximately 500 employees, including 356 related to the consolidation of a former equity company in China) and new service initiatives, primarily in Brazil, partially offset by reductions related to productivity initiatives and reductions associated with the special charges (see Note 4).

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows (for a description of Praxair's operating segments, refer to Note 3 to the consolidated financial statements included in Praxair's 2001 Annual Report to shareholders):


(Dollar amounts in millions)

                                            Quarter                 Six Months Ended
                                         Ended June 30,               Ended June 30,
                                       -----------------   Percent    ----------------   Percent
                                         2002     2001     Change      2002      2001     Change
SALES                                  -------  --------  -------     ------   -------    ------
  North America                         $  852    $  888    -  4%     $1,654    $1,790    -  8%
  South America                            172       166    +  4%        342       341       -%
  Europe                                   149       136    + 10%        281       276    +  2%
  Asia                                      79        58    + 36%        152       112    + 36%
  Surface Technologies                      99       103    -  4%        198       208    -  5%
  Elimination                             (44)      (37)    + 19%       (88)      (78)    + 13%
                                        ------    ------              ------    ------
       Total Sales                      $1,307    $1,314    -  1%     $2,539    $2,649    -  4%
                                         =====    ======              ======    ======
SEGMENT OPERATING PROFIT
  North America*                        $  139    $  142    -  2%     $  276    $  279    -  1%
  South America*                            41        30    + 37%         72        70    +  3%
  Europe*                                   34        31    + 10%         64        63    +  2%
  Asia*                                     13         7    + 86%         23        13    + 77%
  Surface Technologies*                     10        10       -%         19        19       -%
  All Other                                  7         -       -%          7         -       -%
                                        ------    ------              ------    ------
       Total Operating Profit           $  244    $  220    + 11%     $  461    $  444    +  4%
                                         =====    ======              ======    ======

* Effective in 2002, Praxair adopted SFAS 142, which prospectively eliminated the amortization of goodwill. A reconciliation of operating profit for the quarter and six months ended June 30, 2001 adjusted for excluding goodwill amortization follows (millions of dollars):

         Quarter                                         Goodwill
                                       Reported      Amortization     Adjusted
  North America                         $  142         $   5           $  147
  South America                             30             2               32
  Europe                                    31             1               32
  Asia                                       7             -                7
  Surface Technologies                      10             1               11
                                        ------          ----          -------
       Total Operating Profit           $  220          $  9          $   229
                                        ======          ====          =======




         Six Months                                     Goodwill
                                       Reported      Amortization       Adjusted
  North America                         $   279         $  10           $  289
  South America                              70             4               74
  Europe                                     63             2               65
  Asia                                       13                             14
  Surface Technologies                       19             1               20
                                         ------          ----           -------
       Total Operating Profit           $   444         $  18           $   462
                                         ======          ====           =======


North America
-------------
Sales decreased 4% and 8%, respectively for the quarter and six months ended June 30, 2002 versus the respective 2001 periods. A reduction in natural gas costs, which we are contractually obligated to pass on to on-site hydrogen customers, reduced sales $17 million and $75 million, respectively. Lower volumes, predominantly in merchant industrial gases, were partially offset by healthcare acquisitions, which favorably impacted sales revenue growth figures by 2% in both periods.

Operating profit decreased 2% and 1%, respectively, for the quarter and six months ended June 30, 2002 versus the respective 2001 periods. For both periods, the unfavorable operating profit impact of the sales volume reduction and inflationary pressure on cost structures were mostly offset by cost reductions due to productivity initiatives and the implementation of the restructuring program initiated in 2001. Acquisitions marginally improved operating profit growth and are in line with revenue increases. Discontinued goodwill amortization, on the adoption of SFAS 142, marginally improved operating profit for both periods. Operating profit, as a percentage of sales, in the second quarter of 2002 was 16.3% versus 16.0% in the second quarter of 2001. For the six months ended June 30, 2002, operating profit as a percentage of sales was 16.7% versus 15.6% in the same period of 2001. The improvement in operating profit percentages for the second quarter and year to date comparisons are primarily a result of the impact of lower natural gas prices reducing revenues with no impact on operating profit.


South America
-------------
Sales increased 4% and remained flat, respectively, for the quarter and six months ended June 30, 2002 versus the respective 2001 periods. Realized price increases in Brazil have largely offset the currency devaluation impact in the quarter and on a year to date basis. Additionally, volumes continued to grow as a result of expansion of services and an improvement in business conditions as the government mandated energy curtailment programs ease.

Operating profit increased 37% and 3%, respectively, for the quarter and six months ended June 30, 2002 versus the respective 2001 periods. These increases were primarily due to: net income hedge gains of which $8 Million dollars was recognized in the second quarter, realized price increases, improving volume growth, and productivity improvement initiatives. These favorable actions offset the adverse impact of currency devaluation. The net income hedge gains (recorded on a mark-to-market basis in accordance with SFAS 133 requirements) include $8 million related to anticipated third and fourth quarter net income in Brazil. Discontinued goodwill amortization, on the adoption of SFAS 142, marginally improved operating profit for both periods. Operating profit, as a percentage of sales, improved for both periods predominantly as a result of the net income hedges and elimination of goodwill amortization in 2002.

There are significant uncertainties surrounding the economic and political stability in both Argentina and Venezuela resulting in lower economic activity in these countries. Currency devaluation versus the U.S. dollar in both of these countries, and in Brazil, lowered reported results in U.S. dollars in 2002. During the first six months of 2002, the Brazilian Real, Venezuelan Bolivar and the Argentine Peso further devalued which, for South America, resulted in a charge of approximately $211 million to Other Comprehensive Income in Shareholders' Equity.

To help understand the impacts, following is a summary of the exchange rates used to translate the financial statements in Brazil, Argentina and Venezuela (rates of exchange expressed in units of local currency per U.S. dollar):

          Currency                             Income statement average                     Balance Sheet
          --------                             ------------------------                     -------------
                                                                                     June 30,         December 31,
                                                      2002               2001         2002               2001
                                                      ----               ----         ----
          Brazil Real                                 2.71               2.15         2.84               2.32
          Argentina Peso                              2.72               1.00         3.80               1.70
          Venezuela Bolivar                            941                703         1353                758


Future currency movements versus the U.S. dollar, if any, will continue to impact reported results. In the first six months of 2002, Brazil represents approximately 78% of South America's sales, while Argentina and Venezuela each represent about 5% of South America's sales. The functional currency used for translation to the U.S. dollar for Argentina and Brazil are the Peso and Real, respectively, while for Venezuela the Company uses the U.S. dollar (because it is considered a highly inflationary economy in accordance with SFAS 52). Praxair will continue to monitor developments in these countries and if the cumulative inflation rate in Argentina or Brazil exceeds 100% for a consecutive three-year period, we will be required to change the functional currency to the U.S. dollar.


Europe
------
Sales increased 10% and 2%, respectively, for the quarter and six months ended June 30, 2002 versus the respective 2001 periods. The increase in second quarter sales was largely due to volume growth in merchant and packaged gases and was enhanced by currency translation impacts. Minimal price increases were realized in both periods. Excluding the currency translation effects for the quarter and six months ended June 30, 2002, sales increased by 7% and 3%, respectively.

Operating profit increased 10% and 2%, respectively, for the quarter and six months ended June 30, 2002 versus the respective 2001 periods. Productivity improvements have offset the inflationary pressures on cost structures in both periods. Excluding currency effects for the quarter and six months ended June 30, 2002, operating profit increased by 13% and 5%, respectively. Discontinued goodwill amortization, on the adoption of SFAS 142, marginally improved operating profit in 2002 and operating margin as a percent of sales remained at 23% for both periods.

The Euro strengthened during the second quarter of 2002, resulting in an increase of $62 million and $59 million, respectively, for the quarter and six months ended June 30, 2002 to Other Comprehensive Income in Shareholders' Equity.

Asia
------
Sales increased 36% for the quarter and six months ended June 30, 2002 versus the respective 2001 periods. This increase in sales is primarily due to the increased ownership and resultant consolidation of former joint ventures in India and China in the third quarter of 2001 and first quarter of 2002, respectively. For the quarter and six-month periods ended June 30, 2002 versus the 2001 periods, these consolidations increased sales by $19 million and $38 million, respectively. Excluding the consolidation of these joint ventures and the impact of exiting a business in Japan, sales for the quarter and six months ended June 30, 2002 would have increased 5% and 3%, respectively.

Operating profit increased 86% and 77%, respectively, for the quarter and six months ended June 30, 2002 versus the respective 2001 periods. The increase is due primarily to the consolidation of former joint ventures in India and China as discussed above. For the quarter and six-month periods ended June 30, 2002 versus the 2001 periods, these consolidations increased operating profit by $5 million and $9 million, respectively. Absent the consolidation of the former joint venture operations, operating profit would have remained flat and increased by $1 million, respectively, for the quarter and six month periods ended June 30, 2002 versus the 2001 periods primarily due to productivity improvements.


Surface Technologies
--------------------

Sales decreased 4% and 5%, respectively, for the quarter and six months ended June 30, 2002 versus the respective 2001 periods. The decrease in sales is due primarily to volume decreases in aviation repair and coatings services.

Operating profit for the quarter and six months ended June 30, 2002 was unchanged as compared to the respective 2001 periods. Productivity improvements were offset by sales volume declines.


All Other
----------

Operating profit for the quarter and six months ended June 30, 2002 was $7 million. The $7 million represents a net gain from the settlement of litigation with Airgas, Inc.


Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

                                               Six Months Ended June 30,
(Dollar amounts in millions)                    ----------------------
                                                  2002          2001
                                                -------        -------
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income plus depreciation
  and amortization and accounting
  changes.................................      $  518         $  497
Working capital...........................         (69)           (52)
Other - net...............................         (42)            (8)
                                                -------        -------
Total from operating activities...........      $  407         $  437
                                                =======        =======

INVESTING ACTIVITIES
Capital expenditures......................      $ (221)        $ (284)
Acquisitions..............................         (69)          (181)
Divestitures and asset sales..............          15             11
                                                -------        -------
Total used for investing activities.......      $ (275)        $ (454)
                                                =======        =======

FINANCING ACTIVITIES
Debt increases (reductions) - net.........      $   30         $   56
Minority transactions and other...........          (1)           (12)
Net (purchases) issuances of common stock.        (105)            45
Cash dividends............................         (62)           (55)
                                               --------        -------
Total (used for) from financing activities      $ (138)        $   34
                                               ========        =======
OTHER FINANCIAL DATA
After-tax return on capital (a)...........       12.6%          12.1%
                                               ========       =======

                                                June 30,     December 31,
                                                 2002           2001
                                             -----------    ------------
Debt-to-capital ratio:
  Debt....................................      $3,022         $2,989
  Capital(b)..............................      $5,526         $5,627
  Debt-to-capital ratio...................       54.7%          53.1%

(a) Defined as after-tax operating profit plus income from equity investments, divided by average capital, calculated on an annualized basis. The 2002 calculation excludes net litigation settlement and net gains on net income hedges (primarily in Brazil) related to second half of 2002 net income. Praxair's definition of after-tax return on capital may not be comparable to similar definitions used by other companies. The Company believes that its after-tax return on invested capital is an appropriate measure for judging performance as it reflects the approximate after-tax profit earned as a percentage of investments by all parties in the business (debt, minority interest, preferred stock, and shareholders' equity. (b) Includes debt, minority interests, preferred stock and shareholders' equity.


Cash Flow from Operations
-------------------------
Cash flow from operations decreased to $407 million in the six months ended June 30, 2002 versus $437 million in 2001 primarily due to increased working capital requirements from our geographical mix in receivables and reduced accounts payable. In addition, deferred tax benefits declined as a result of reductions in capital expenditures in 2001 and 2002.


Investing
---------
Cash flow used for investing in the first six months of 2002 totaled $275 million, a decrease of $179 million from the first six months of 2001. This decrease is due to the lower level of capital expenditures and acquisitions.

Capital expenditures for the six months June 30, 2002 totaled $221 million, a decrease of $63 million from the corresponding period in 2001. The decrease in capital expenditures is primarily in North America, South America and Asia. On a worldwide basis, capital expenditures for the full year 2002 are expected to be around $550 million.

Acquisition expenditures for the six months ended June 30, 2002 totaled $69 million, a decrease of $112 million from the corresponding period in 2001. The primary acquisition in the first six months of 2002 was in the U.S. healthcare market. Acquisitions in the first six months of 2001 were in the North American electronics and healthcare businesses, and in Surface Technologies.

During the first six months of 2002, our Mexican subsidiary completed the sale of its headquarters building in Mexico City, which is the primary reason for the increase in divestiture and asset sale proceeds over the corresponding period in 2001.


Financing
---------
At June 30, 2002, Praxair's total debt outstanding was $3,022 million, an increase of $33 million versus December 31, 2001. This increase in debt includes a $25 million fair value increase related to SFAS 133 hedge accounting (see Note
7). During the first six months of 2002, Praxair issued $500 million of 6.375% notes maturing April 1, 2012 and $250 million of 4.75% notes maturing July 15, 2007 and used the proceeds from both to repay outstanding commercial paper. At the same time we issued the 6.375% notes, we entered into an interest rate swap agreement, which effectively converted the fixed interest rate payments on these notes to floating rates. The terms of these swap agreements provide credit support to both Praxair and the counterparties in the form of posted cash collateral that is triggered when the fair value of the swaps exceeds a dollar threshold. We do not anticipate that any collateral posting will be required in the foreseeable future. On July 15, 2002 Praxair redeemed the 8.7% Debentures due 2022 for $313 million resulting in an additional $15 million third quarter charge (primarily a call premium) to be recorded within interest expense.

During the first six months of 2002, proceeds from stock option exercises were unusually high due to the expiration of options granted in 1992 (when Praxair became a public company) and the relatively high stock price for the Company's common stock price during the period. During the first six months of 2002, Praxair increased treasury stock purchases to partially offset the effects of the stock option exercises. Also, in the first six months of 2001, we repaid subsidiary preferred stock totaling $10 million which is the reason for the change in minority transactions and other versus the first six months of 2002. In the first six months of 2002, cash dividends were increased to $0.38 per share ($0.76 per share annualized) from $0.34 per share in the first six months of 2001 ($0.68 per share annualized).

Other Financial Data
--------------------
Praxair's debt-to-capital ratio increased from 53.1% at December 31, 2001 to 54.7% at June 30, 2002 due to the decrease in shareholders' equity primarily attributed to currency movements, share repurchases and the SFAS 142 accounting change (see Note 5 to the condensed consolidated financial statements).

The after-tax return on capital (excluding the net litigation settlement and net gains on net income hedges related to second half of 2002 net income) for the six month period ended June 30, 2002, increased 0.5% to 12.6% due to higher after-tax operating income and lower average capital.

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

Refer to the Market Risks and Sensitivity Analysis in the Management's Discussion and Analysis section of Praxair's 2001 Annual Report.


Item 4. Submission of Matters to a Vote of Security Holders.

None


Item 6.  Exhibits and Reports on Form 8-K

On June 13, 2002, Praxair, Inc. filed a Current Report on Form 8-K, Item 5, reporting Praxair's adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Praxair had completed an initial impairment test and had concluded that certain of its goodwill was impaired, resulting in a non-cash after-tax charge of $139 million or approximately $0.84 per share on a diluted basis. This charge was recorded as a cumulative effect of an accounting change, retroactive to January 1, 2002, in accordance with the rule.

On August 12, 2002, Praxair, Inc. filed a Current Report on Form 8-K, Item 9, reporting that both the Principal Executive Officer, Dennis H. Reilley, and Principal Financial Officer, James S. Sawyer, of Praxair, Inc. submitted to the Securities and Exchange Commission sworn statements, dated August 9, 2002, pursuant to Securities and Exchange Commission Order No. 4-460.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  PRAXAIR, INC.
                                  -------------
                                   (Registrant)




Date:       August 13, 2002                 By:      /s/Patrick M. Clark
      ------------------------               -----------------------------
                                             Patrick M. Clark
                                             Vice President and Controller
                                             (On behalf of the Registrant
                                             and as Chief Accounting Officer)