Form 10-Q
period 2002-09-30
PRAXAIR INC
filed 2002-11-13
CIK 884905

FORM 10Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002
                                                ------------------
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

                              Yes [X]         No [ ]

At September 30, 2002, 161,712,423 shares of common stock ($.01 par value) of the Registrant were outstanding.

                           Forward-looking statements
                           --------------------------

The forward-looking statements contained in this quarterly report concerning development and commercial acceptance of new products and services, financial outlook, earnings growth, and other financial goals, involve risks and uncertainties, and are subject to change based on various factors. These include the impact of changes in worldwide and national economies, the cost and availability of electric power and other energy and the ability to achieve price increases to offset cost increases, development of operational efficiencies, changes in foreign currencies, changes in interest rates, changes in pension asset returns, the continued timely development and acceptance of new products and services, the impact of competitive products and pricing, and the impact of tax and other legislation and regulation in the jurisdictions which the Company operates.

                                      INDEX


PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

    Consolidated Statement of Income - Praxair, Inc. and Subsidiaries Quarter and Nine Months Ended September 30, 2002 and 2001 (Unaudited)

    Condensed Consolidated Balance Sheet - Praxair, Inc. and Subsidiaries September 30, 2002 and December 31, 2001 (Unaudited)

    Condensed Consolidated Statement of Cash Flows - Praxair, Inc. and Subsidiaries Nine Months Ended September 30, 2002 and 2001 (Unaudited)

    Notes to Condensed Consolidated Financial Statements - Praxair, Inc. and Subsidiaries (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Signature

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         PRAXAIR, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                  (Millions of dollars, except per share data)
                                   (UNAUDITED)

                                                       Quarter Ended September 30,
                                                      -----------------------------
                                                         2002                2001
                                                      ---------           ---------
SALES ......................................          $   1,292           $   1,271
Cost of sales, exclusive of
  depreciation and amortization ............                749                 752
Selling, general and administrative ........                187                 180
Depreciation and amortization ..............                120                 127
Research and development ...................                 16                  16
Other income (expense)-net .................                 15                 (48)
                                                      ---------           ---------
OPERATING PROFIT ...........................                235                 148
Interest expense ...........................                 63                  59
                                                      ---------           ---------
INCOME BEFORE INCOME TAXES .................                172                  89
Income taxes ...............................                 38                  24
                                                      ---------           ---------
INCOME OF CONSOLIDATED ENTITIES ............                134                  65
Minority interests .........................                 (5)                 (5)
Income from equity investments .............                  2                   2
                                                      ---------           ---------

NET INCOME .................................          $     131           $      62
                                                      =========           =========
PER SHARE DATA:
Basic earnings per share:

  Net income ...............................          $    0.81           $    0.38
                                                      =========           =========
Diluted earnings per share:

  Net income ...............................          $    0.80           $    0.38
                                                      =========           =========
Cash dividends per share ...................          $    0.19           $    0.17
                                                      =========           =========
WEIGHTED AVERAGE SHARES OUTSTANDING (000'S):
Basic shares outstanding ...................            162,296             161,734
Diluted shares outstanding .................            163,956             163,275

The accompanying notes are an integral part of these financial statements.

                         PRAXAIR, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                  (Millions of dollars, except per share data)
                                   (UNAUDITED)

                                                     Nine Months Ended September 30,
                                                     -------------------------------
                                                         2002                2001
                                                      ---------           ---------
SALES ......................................          $   3,831           $   3,920
Cost of sales, exclusive of
  depreciation and amortization ............              2,203               2,345
Selling, general and administrative ........                562                 524
Depreciation and amortization ..............                361                 374
Research and development ...................                 49                  48
Other income (expense)-net .................                 40                 (37)
                                                      ---------           ---------
OPERATING PROFIT ...........................                696                 592
Interest expense ...........................                161                 170
                                                      ---------           ---------
INCOME BEFORE INCOME TAXES .................                535                 422
Income taxes ...............................                118                 100
                                                      ---------           ---------
INCOME OF CONSOLIDATED ENTITIES ............                417                 322
Minority interests .........................                (15)                (14)
Income from equity investments .............                  6                   6
                                                      ---------           ---------
INCOME BEFORE CUMULATIVE EFFECT
OF AN ACCOUNTING CHANGE ....................                408                 314
Cumulative effect of accounting changes ....               (139)                 (2)
                                                      ---------           ---------
NET INCOME .................................          $     269           $     312
                                                      =========           =========
PER SHARE DATA:
Basic earnings per share:
  Before cumulative effect of
   accounting changes ......................          $    2.50           $    1.95
  Accounting changes .......................              (0.85)              (0.01)
                                                      ---------           ---------
  Net income ...............................          $    1.65           $    1.94
                                                      =========           =========
Diluted earnings per share:
  Before cumulative effect of
   accounting changes ......................          $    2.47           $    1.92
  Accounting changes .......................              (0.84)              (0.01)
                                                      ---------           ---------
  Net income ...............................          $    1.63           $    1.91
                                                      =========           =========
Cash dividends per share ...................          $    0.57           $    0.51
                                                      =========           =========
WEIGHTED AVERAGE SHARES OUTSTANDING (000'S):
Basic shares outstanding ...................            162,839             161,350
Diluted shares outstanding .................            164,893             163,234

The accompanying notes are an integral part of these financial statements.

                         PRAXAIR, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                              (Millions of dollars)
                                   (UNAUDITED)

                                        September 30,   December 31,
                                            2002            2001
                                           ------          ------
ASSETS

Cash and cash equivalents .......          $   44          $   39
Accounts receivable .............             869             857
Inventories .....................             288             287
Prepaid and other current assets              120              93
                                           ------          ------
     TOTAL CURRENT ASSETS .......           1,321           1,276

Property, plant and equipment-net           4,551           4,817
Goodwill ........................             948           1,136
Other intangible assets .........              49              44
Other assets ....................             389             442
                                           ------          ------
     TOTAL ASSETS ...............          $7,258          $7,715
                                           ======          ======

LIABILITIES AND EQUITY

Accounts payable ................          $  328          $  413
Short-term debt .................             224             178
Current portion of long-term debt              24              86
Other current liabilities .......             532             517
                                           ------          ------
     TOTAL CURRENT LIABILITIES ..           1,108           1,194

Long-term debt ..................           2,627           2,725
Other long-term obligations .....           1,167           1,158
                                           ------          ------
     TOTAL LIABILITIES ..........           4,902           5,077

Minority interests ..............             152             141
Preferred stock .................               -              20
Shareholders' equity ............           2,204           2,477
                                           ------          ------
     TOTAL LIABILITIES AND EQUITY          $7,258          $7,715
                                           ======          ======


The accompanying notes are an integral part of these financial statements.

                         PRAXAIR, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Millions of dollars)
                                   (UNAUDITED)


                                                         Nine Months Ended September 30,
                                                         -------------------------------
                                                              2002              2001
                                                            -------           -------
OPERATIONS
  Net income .....................................          $   269           $   312
  Adjustments:
    Depreciation and amortization ................              361               374
    Accounting change ............................              139                 -
    Special charges ..............................                -                67
    Deferred income taxes ........................                1                24
    Other non-cash charges .......................               (4)              (17)
    Working capital ..............................              (48)              (68)
    Long-term assets, liabilities and other ......              (55)              (28)
                                                            -------           -------
      Net cash provided by operating activities ..              663               664
                                                            -------           -------
INVESTING
  Capital expenditures ...........................             (340)             (417)
  Acquisitions ...................................              (76)             (196)
  Divestitures and asset sales ...................               21                39
                                                            -------           -------
      Net cash used for investing activities .....             (395)             (574)
                                                            -------           -------
FINANCING
  Short-term borrowings (repayments)- net ........               87                19
  Long-term borrowings ...........................            1,101               310
  Long-term debt repayments ......................           (1,296)             (337)
  Minority transactions and other ................               34               (10)
  Issuance of common stock .......................              171                89
  Purchases of common stock ......................             (265)              (76)
  Cash dividends .................................              (93)              (83)
                                                            -------           -------
      Net cash (used for) provided by
          financing activities ...................             (261)              (88)
                                                            -------           -------
Effect of exchange rate changes on cash and
  cash equivalents ...............................               (2)               (3)
                                                            -------           -------
Change in cash and cash equivalents ..............                5                (1)
Cash and cash equivalents beginning-of-year ......               39                31
                                                            -------           -------
Cash and cash equivalents end-of-period ..........          $    44           $    30
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

2.   Accounting Policies

     Descriptions of the following accounting policies are being expanded from those included in the Company's 2001 Form 10K in Note 1 to the consolidated financial statements. The enhanced disclosures are related to revenue recognition, depreciation lives, accounting for shipping and handling fees, and sales returns, but do not reflect any change in the Company's accounting policies in these areas.

     Revenue Recognition - Revenue is recognized when: a firm sales agreement exists; product is shipped or services are provided to customers; and collectibility of the fixed or determinable sales price is reasonably assured. Revenues from long-term construction contracts are recognized using the percentage-of-completion method. Under this method, revenues for sales of major equipment are recognized primarily based on cost incurred to date relative to total estimated cost. Changes to total estimated cost and anticipated losses, if any, are recognized in the period determined. Sales returns and allowances are not a normal business practice in the industry and are deminimis.

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


3.   Accounting Changes and Recently Issued Accounting Standards

     Praxair adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. Under the new rule, companies no longer amortize goodwill or indefinite life intangible assets (see note 10). In addition, the rule provides a six-month transitional period from the effective date of adoption for the Company to perform an initial assessment of whether there is an indication that the carrying value of goodwill is impaired. This assessment is made by comparing the fair value of each reporting unit, as determined in accordance with the new rule, to its book value. To the extent that an impairment is indicated (fair value is less than book value), the company must perform a second test to measure the amount of the impairment. The rule requires that any initial impairment be taken as a charge to net income as a cumulative effect of an accounting change retroactive to January 1, 2002. In future years, this assessment must be conducted at least annually at the reporting unit level, and any such impairment must be recorded as a charge to operating earnings.

     During the second quarter Praxair completed the initial impairment test and concluded that certain of its goodwill was impaired, resulting in a non-cash after-tax charge of $139 million or $0.84 per share on a diluted basis. The charge was recorded as a cumulative effect of an accounting change, retroactive to January 1, 2002, in accordance with the rule.

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


     The following is a summary of the impairment charge by business segment, net of a $7 million tax benefit (millions of dollars):

        Segment                   Reporting Unit                          Charge
        -------                   --------------                          ------

        South America             Southern Cone, Andean Region             $ 80
        Europe*                   Poland, Israel                             20
        Asia                      India                                      17
        Surface Technologies      Aviation Services                          22
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

     Effective January 1, 2001, Praxair adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS 137 and
     138. SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value. At January 1, 2001, Praxair recorded a one-time after tax charge as a cumulative effect adjustment for the initial adoption of SFAS 133 totaling $2 million in its consolidated statement of operations, and a deferred loss of $4 million in the accumulated other comprehensive income
     (loss) component of shareholders' equity in the condensed consolidated balance sheet (see Notes 6, 7 and 8).

     In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". The Statement rescinds Statement 4 which required all gains and losses from extinguishment of debt to be aggregated and, when material, classified as an extraordinary item net of related income tax effect. Statement 145 also amends Statement 13 to require that certain lease modifications having economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. We adopted this standard for transactions occurring after April 1, 2002 and accordingly $15 million of costs associated with early extinguishment of debt in the third quarter of 2002 was recorded as interest expense (see note 7).

     In July 2002 the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 will be effective for disposal activities initiated after December 31, 2002 and we do not expect this Statement will have a material effect on our financial position or results of operations, except as to the timing of recognition of such costs.

4.   Special Charges

     In the third quarter of 2001, Praxair recorded pre-tax charges totaling $70 million and in the fourth quarter of 2000, recorded pre-tax charges totaling $159 million and $2 million of equity income charges for severance and other costs (see Notes 2 and 10 to the consolidated financial statements included in Praxair's 2001 Annual Report). These special charges included the planned termination of approximately 1,760 employees. The programs underlying the charges will not have any material effect on revenues. Through September 30, 2002, all cost reductions related to the 2000 program have been achieved, while approximately 80% of the anticipated cost reductions related to the 2001 program have been achieved. As of September 30, 2002, 1,745 employees have been terminated and the remainder are expected to be completed in 2002.

     Also, during 2002, the Company recorded a benefit of $6 million to adjust the original severance estimates to reflect actual costs incurred and recorded an additional $4 million of expenses for newly identified severance costs and restructuring activity.

     Cash payments related to the special charges (primarily for severance) during the quarter ended September 30, 2002 were $8 million, ($31 million for the nine months ended September 30, 2002) and estimated payments for the remainder of 2002 are $8 million.

     The table below summarizes the activity in the accrual for special charges since December 31, 2001. The remaining accrual relates primarily to severance and lease payments:

     (Millions of dollars)                               Other         Total
     Accrual- Special Charges           Severance       Charges       Accrual
     --------------------------         ---------       -------       -------
     Balance, December 31, 2001           $ 45           $ 26           $ 71
     Adjustments ...............            (5)            (1)            (6)
     2002 payments .............           (27)            (4)           (31)
                                          ----           ----           ----
     Balance, September 30, 2002          $ 13           $ 21           $ 34
                                          ====           ====           ====

     The 2001 $70 million restructuring and other actions were recorded as follows: $7 million in cost of sales, $5 million in selling, general and administrative and $58 million in other income (expense).


5.   Inventories

     The following is a summary of Praxair's consolidated inventories:

     (Millions of dollars)           September 30,  December 31,
                                         2002          2001
                                         ----          ----
     Raw materials and supplies          $ 81          $ 87
     Work in process ..........            34            36
     Finished goods ...........           173           164
                                         ----          ----
                                         $288          $287
                                         ====          ====

6.   Shareholders' Equity

     Changes in Shareholders' equity were as follows:

    (Thousands of shares)                 Common          Treasury
                                       Stock Issued         Stock
                                       ------------        -------
     Balance, December 31, 2001           170,141            7,998
     Common stock activity (b) .            3,374            3,804
                                          -------          -------
     Balance, September 30, 2002          173,515           11,802
                                          =======          =======

                                                                                                  Accumulated
                                                    Additional                                       Other
                                     Common          Paid-In         Treasury       Retained     Comprehensive
(Millions of dollars)                 Stock          Capital          Stock         Earnings      Income(Loss)       Total
                                     -------         -------         -------        --------      ------------      -------
Balance, December 31, 2001  .        $     2         $ 1,795         $  (330)        $ 2,307        $(1,297)        $ 2,477

Net income ..................                                                            269                            269
Translation adjustments .....                                                                          (380)           (380)
Derivatives (a) .............                                                                             3               3
                                                                                                                    -------
Comprehensive income (loss) .                                                                                          (108)

Dividends - common stock ....                                                            (93)                           (93)
Common stock activity (b) ...                            145            (217)                                           (72)
                                     -------         -------         -------         -------        -------         -------
Balance, September 30, 2002 .        $     2         $ 1,940         $  (547)        $ 2,483        $(1,674)        $ 2,204
                                     =======         =======         =======         =======        =======         =======

(a)  Derivatives (see Notes 3 and 8):                        Millions
                                                             --------
     Balance at December 31, 2001                              $(4)
     Reclassed to earnings (primarily interest expense)          7
     Change in fair value                                       (4)
                                                              ----
     Balance at September 30, 2002                             $(1)
                                                              ====

(b) Relates to issuance of common stock for the Dividend Reinvestment and Stock Purchase Plan, employee savings and incentive plans, and issuances/purchases of common stock. Includes $22 million of tax benefits related to stock option exercises, which in the condensed consolidated statement of cash flows is shown in the working capital component of operating cash flow.


     During the quarter and nine months ended September 30, 2002, Praxair granted options for 5,000 and 1,323,500 shares, respectively, of common stock having option prices ranging from $50.75 to $58.65 per share (weighted average price of $56.75), the closing market price of Praxair's common stock on the day of the grants. At September 30, 2002 there were 13,354,758 shares under option at prices ranging from $15.75 to $58.65 per share (weighted average of $44.12) of which options for 8,528,019 shares were exercisable at prices ranging from $15.75 to $56.13 per share (weighted average of $40.74). During the quarter and nine months ended September 30, 2002, 397,229 and 3,380,542 options were exercised, respectively.


7.   Debt

     The following is a summary of Praxair's outstanding debt at September 30, 2002 and December 31, 2001.

                                                  September 30,  December 31,
                                                      2002          2001
     (Millions of Dollars)                        -----------   -----------
     Short-term:
       Canadian borrowings .................        $   63        $    -
       U.S. Borrowings .....................             7             -
       South American borrowings ...........            73            90
       Asian borrowings ....................            76            58
       Other international borrowings ......             5            30
                                                    ------        ------
     Total short-term debt .................           224           178

     Long-term:
     U.S.:
       Commercial paper and U.S. borrowings            193           716
       6.625% Notes due 2003 ...............            75            75
       6.75%  Notes due 2003 ...............           300           300
       6.15%  Notes due 2003 ...............           250           250
       6.85%  Notes due 2005 ...............           150           150
       6.90%  Notes due 2006 ...............           250           250
       4.75%  Notes due 2007 ...............           250             -
       6.625% Notes due 2007 ...............           250           250
       6.50%  Notes due 2008 ...............           250           250
       6.375% Notes due 2012* ..............           547             -
       8.70% Debentures due 2022
              (Redeemed in 2002) ...........             -           300
       Other borrowings ....................            40            41
     Canadian borrowings ...................             -           113
     South American borrowings .............            30            35
     Asian borrowings ......................            62            75
     Other international borrowings ........             4             6
                                                    ------        ------
                                                     2,651         2,811
     Less: current portion of long-term debt            24            86
                                                    ------        ------

     Total long-term debt ..................         2,627         2,725
                                                    ------        ------
     Total debt ............................        $2,875        $2,989
                                                    ======        ======

     * September 30, 2002 includes a $47 million fair value increase related to SFAS 133 hedge accounting (see Note 8).

     On March 19, 2002, Praxair issued $500 million 6.375% notes maturing April 1, 2012, and on June 19, 2002 Praxair issued $250 million 4.75% notes maturing July 15, 2007. The proceeds were used to repay outstanding commercial paper.

     On July 15, 2002, Praxair redeemed the 8.7% Debentures due 2022 for $313 million resulting in an additional $15 million third quarter charge recorded within interest expense.

     At September 30, 2002, $818 million of notes due in 2003 and commercial paper have been classified as long-term ($716 million of short-term borrowings at December 31, 2001) because of the Company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of its credit agreements. No borrowings were outstanding under the credit agreements at September 30, 2002.


8.   Financial Instruments

     Interest Rate Swaps - At September 30, 2002 Praxair had a $100 million notional amount interest rate swap agreement that effectively converts variable rate lease payments to fixed rate lease payments ($850 million at December 31, 2001 that converted variable rate interest and lease payments to fixed rate interest and lease payments) with a scheduled maturity in 2003. The fair value of this swap at September 30, 2002 was a loss of less than $1 million ($6 million loss at December 31, 2001). This swap agreement has been designated as, and is effective as, a cash flow hedge of an outstanding lease obligation. During the quarter, Praxair recorded the change in fair value to accumulated other comprehensive income (loss) and reclassified to earnings a portion of the deferred loss from accumulated other comprehensive income (loss) as hedged transactions occurred and were recognized in earnings. Any hedging ineffectiveness was also recorded and was not significant. Praxair expects to reclassify the after-tax deferred losses of less than $1 million from accumulated other comprehensive income
     (loss) to earnings (operating profit) in the next four months as the hedged transaction settles.

     During the 2002 third quarter, Praxair terminated the $500 million notional amount of interest rate swap agreements that effectively converted fixed rate interest to variable rate interest on the $500 million 6.375% Notes that mature in April 2012 (none at December 31, 2001). The termination resulted in a cash gain of $47 million, which Praxair recognized in earnings and was equally offset with a charge to earnings for the changes in fair value of the underlying debt instrument ($22 million in the 2002 third quarter and $25 million in the 2002 second quarter). The fair value increase to the $500 million 6.375% Notes of $47 million will be recognized in earnings as a reduction to interest expense over the next ten years. The $47 million cash payment received upon termination of the swap and a related $8 million cash receipt for interest on the swap are shown in minority transactions and other in the financing section in the condensed consolidated statement of cash flows.

     Currency Contracts - Praxair is a party to currency exchange forward contracts to manage its exposure to changing currency exchange rates that all mature within one year. At September 30, 2002, Praxair had $314 million notional amount of currency exchange forward contracts outstanding ($271 million at December 31, 2001): $255 million to hedge recorded balance sheet exposures ($160 million at December 31, 2001), $1 million to hedge firm commitments generally for the purchase of equipment related to construction projects ($1 million at December 31, 2001), $52 million to hedge anticipated future net income ($97 million at December 31, 2001) and $6 million to hedge net investments in foreign subsidiaries ($13 million at December 31, 2001). Additionally, there was $18 million notional value of currency exchange contracts that effectively offset each other ($7 million at December 31, 2001). The net income hedges are related to anticipated 2002 net income in Brazil, Spain, Mexico, Thailand and Korea for the remainder of 2002. The amount recorded in other income-net in the 2002 third quarter as a result of recognizing these contracts at fair value was a gain of $10 million (of which $5 million related to hedges of anticipated fourth quarter net income in Brazil). The 2002 year-to-date amount recorded in other income-net as a result of net income hedging contracts (realized and unrealized) was a gain of $16 million (of which $8 million related to hedges of anticipated fourth quarter net income in Brazil). At September 30, 2002, the amount recorded in the cumulative translation adjustment component of accumulated other comprehensive income (loss) for the net investment contracts was an insignificant loss ($1 million at December 31, 2001).

     Commodity Swaps - At September 30, 2002, Praxair had one outstanding commodity swap agreement (three outstanding at December 31, 2001) to hedge its exposure to the variability in future cash flows for forecasted purchases of natural gas. The commodity swap agreement settles in December 2002 and its impact is not significant.

     The following table is a summary of the notional amount of interest rate and currency derivatives outstanding at September 30, 2002 and December 31, 2001:

------------------------------------------------------------------------------------------------
Derivative Instrument                           Maturity               2002                2001
------------------------------------------------------------------------------------------------
Interest rate swaps:
  Floating to fixed                              <1 Year               $100                $750
  Floating to fixed                            1-2 years               -                    100

Currency Contracts:
  Balance sheet items                            <1 Year                255                 160
  Firm commitments                               <1 Year                  1                   1
  Anticipated net income                         <1 Year                 52                  97
  Net investments                                <1 Year                  6                  13
------------------------------------------------------------------------------------------------


     At September 30, 2002 the fair value of all derivative instruments has been recorded in the consolidated balance sheet as follows: $8 million in current assets and $2 million in current liabilities ($1 million in current assets and $12 million in current liabilities at December 31, 2001).


9.   Earnings Per Share

     Basic earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents. The difference between the number of shares used in the basic earnings per share calculation compared to the diluted earnings per share calculation is due to the dilutive effect of outstanding stock options. Stock options for 2,839,280 and 1,221,480 shares were not included in the computation of diluted earnings per share for the quarter and nine months ended September 30, 2002, respectively (3,843,385 and 3,665,820 during the quarter and nine months ended September 30, 2001) because the exercise prices were greater than the average market price of the common stock.


10.  Goodwill and Other Intangible Assets

     As described in note 3, the Company adopted SFAS 142 as of January 1, 2002, which eliminates goodwill amortization expense prospectively. The following table reconciles the prior year's reported net income and earnings per share amounts to their respective amounts adjusted to exclude goodwill amortization expense. Current period results are presented for comparative purposes.


(Millions of dollars, except per share data)
                                                      Quarter Ended             Nine Months Ended
                                                       September 30,              September 30,
                                                       -------------              -------------
                                                    2002           2001         2002           2001
                                                    ----           ----         ----           ----

NET INCOME:
 Reported net income .....................        $   131        $    62       $   269        $   312
 Add back: goodwill amortization after-tax              -              9             -             25
                                                  -------        -------       -------        -------
 Adjusted net income .....................        $   131        $    71       $   269        $   337
                                                  =======        =======       =======        =======

PER SHARE DATA:
Basic earnings per share:
 Reported net income .....................        $  0.81        $  0.38       $  1.65        $  1.94
 Add back: goodwill amortization after-tax              -            .06             -            .15
                                                  -------        -------       -------        -------

        Adjusted net income ..............        $  0.81        $  0.44       $  1.65        $  2.09
                                                  =======        =======       =======        =======

Diluted earnings per share:
 Reported net income .....................        $  0.80        $  0.38       $  1.63        $  1.91
 Add back: goodwill amortization after-tax              -            .06             -            .15
                                                  -------        -------       -------        -------

        Adjusted net income ..............        $  0.80        $  0.44       $  1.63        $  2.06
                                                  =======        =======       =======        =======


Changes in the carrying amount of goodwill for the nine months ended September 30, 2002, were as follows:

                                       North          South                                           Surface
(Millions of dollars)                 America        America           Europe          Asia         Technologies       Total
---------------------                 -------        -------           ------          ----         ------------       -----

Balance, December 31, 2001 ...        $   628         $   337         $    48         $    35         $    88         $ 1,136
  Acquisitions ...............             37               2               3               -               -              42
  Cumulative effect of an
    accounting change(a) .....              -             (84)            (18)            (17)            (25)           (144)
  Foreign currency translation
    and other adjustments ....             (6)            (87)              2               2               3             (86)
                                      -------         -------         -------         -------         -------         -------

Balance, September 30,2002 ...        $   659         $   168         $    35         $    20         $    66         $   948
                                      =======         =======         =======         =======         =======         =======

(a) The goodwill transition impairment charge of $139 million recorded as an accounting change, includes the $144 million goodwill write-down, a $2 million charge for goodwill held on an equity investment, which was recorded as a write-down of the investment, and is also net of a $7 million tax benefit (see note 3).

     Other intangible assets amounted to $49 million dollars (inclusive of accumulated amortization of $27 million) and $44 million dollars (inclusive of accumulated amortization of $22 million) at September 30, 2002 and December 31, 2001, respectively. Intangible assets at September 30, 2002 consist primarily of patents ($13 million net of accumulated amortization of $1 million), non-compete agreements($10 million net of accumulated amortization of $19 million), and license/use agreements($26 million net of accumulated amortization of $7 million). Intangible assets at December 31, 2001 consist primarily of patents ($8 million net of accumulated amortization of $1 million), non-compete agreements($10 million net of accumulated amortization of $17 million), and license/use agreements($26 million net of accumulated amortization of $4 million). There are no expected residual values related to these intangible assets. Estimated annual amortization expense is as follows: 2002 - $6 million; 2003 - $6 million; 2004 - $5 million; 2005 - $4 million; and 2006 - $3 million. The weighted average amortization period for intangible assets is approximately 12 years. Additions to other intangible assets for the nine months ended September 30, 2002 was approximately $9 million, and amortization expense for the quarter and nine months ended September 30, 2002 was $1 million and $4 million, respectively.

11.  Leases

     As noted in note 12 to the 2001 consolidated financial statements, in 1998 Praxair sold certain US liquid storage equipment for $150 million and in 1999 sold certain US distribution equipment for $80 million and simultaneously leased the equipment back. Each lease terminates at the end of its initial two-year term which can be extended by three one-year renewal options and further provides that at each renewal date or at lease termination the Company may purchase the equipment for $150 million and $80 million, respectively. At these dates, the Company may also elect to sell the equipment on behalf of the lessors and has guaranteed proceeds to the lessors equal to $128 million for the liquid storage equipment and $68 million for the distribution equipment. The leases for the liquid storage and distribution equipment terminate in September 2003 and March 2004, respectively.

     The leases have been treated as operating leases as at inception and each renewal date the exercise of the purchase option was not reasonably assured. Gains of $89 million from the sale of the liquid storage equipment and of $63 million from the sale of the distribution equipment have been deferred subject to the resolution of the guarantees. If the Company elects to sell the equipment, these gains will be recognized in income to the extent that they exceed any guarantee payment. Management considers the probability of a guarantee payment in excess of either deferred gain to be remote. If the Company elects to purchase the equipment, the purchase price will be reduced by the deferred gain in determining the carrying value of the equipment.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations Consolidated Results

(Dollar amounts in millions)                   Quarter Ended                              Nine Months Ended
                                               September 30,             Percent            September 30,              Percent
                                           2002            2001          Change          2002            2001          Change
                                           ----            ----          ------          ----            ----          ------
Sales ...........................        $ 1,292         $ 1,271          +  2%        $ 3,831         $ 3,920          -  2%
Cost of sales* ..................        $   749         $   752             -%        $ 2,203         $ 2,345          -  6%
Gross margin % ..................             42%             41%         +  1%             42%             40%         +  2%
Selling, general
 and administrative .............        $   187         $   180          +  4%        $   562         $   524          +  7%
Depreciation and amortization....        $   120         $   127          -  6%        $   361         $   374          -  3%
Other income (expense) - net ....        $    15         $   (48)         +131%        $    40         $   (37)         +208%
Operating profit ................        $   235         $   148          + 59%        $   696         $   592          + 18%
Interest expense ................        $    63         $    59          +  7%        $   161         $   170          -  5%
Effective tax rate ..............             22%             27%         -  5%             22%             24%         -  2%
Income before cumulative effect
 of accounting changes ..........        $   131         $    62          +111%        $   408         $   314          + 30%

Adjusted(a)                                    Quarter Ended                              Nine Months Ended
                                               September 30,            Percent              September 30,            Percent
                                           2002            2001          Change          2002            2001          Change
                                           ----            ----          ------          ----            ----          ------
Sales ...........................        $ 1,292         $ 1,271          +  2%        $ 3,831         $ 3,920          -  2%
Cost of sales* ..................        $   749         $   745          +  1%        $ 2,203         $ 2,338          -  6%
Gross margin % ..................             42%             41%         +  1%             42%             40%         +  2%
Selling, general
 and administrative .............        $   187         $   175          +  7%        $   562         $   519          +  8%
Other income (expense) - net ....        $    15         $    10          + 50%        $    40         $    21          + 90%
Operating profit ................        $   235         $   218          +  8%        $   696         $   662          +  5%
Effective tax rate ..............             22%             23%         -  1%             22%             23%         -  1%
Income before cumulative effect
 of accounting changes ..........        $   131         $   119          + 10%        $   408         $   371          + 10%

*    Cost of sales excludes depreciation and amortization expense

(a) The adjusted results for the quarter and nine months ended September 30, 2001 exclude $70 million of pre-tax charges ($57 million after-tax) related to restructuring and other actions (see note 4 to the condensed consolidated financial statements).


Sales increased 2% for the quarter and decreased 2% for the nine months ended September 30, 2002 versus the respective 2001 periods. In the third quarter, price and volume improvements each increased sales by 1% and acquisitions increased sales 2%. Sales were negatively effected by 2% by currency movements. On a year to date basis, a reduction in natural gas costs, which we are contractually obligated to pass on to on-site hydrogen customers, decreased sales $74 million, or 2%, with no impact on operating profit. Realized price increases increased sales by 2% and acquisitions of 2% offset the effect of lower volumes and currency.

Gross margin, as a percent of sales, improved 1%, to 42%, in the third quarter and 2%, to 42%, on a year to date basis. The gross margin improvement primarily related to cost reductions as a result of productivity initiatives and the implementation of the restructuring program initiated in 2001.

Operating profit increased 59% for the quarter and 18% for the nine months ended September 30, 2002 versus the respective 2001 periods. Excluding the effects of the $70 million pre-tax charge taken in the third quarter of 2001 (see note 4 to the condensed consolidated financial statements), operating profit increased 8% for the quarter and 5% on a year to date basis. As a percentage of sales, selling, general and administrative expenses for the quarter and for the first nine months of 2002 were 14% and 15% in 2002 versus 14% and 13% for 2001, respectively. The year to date increase was due primarily to the decrease in sales on a relatively fixed cost base and a change in the business mix to more service oriented revenues, which have a higher proportion of selling, general and administrative expenses to sales. The decrease in depreciation and amortization expense for the quarter and nine month period in 2002 reflects a $10 million and $28 million benefit from the adoption of SFAS 142, which eliminated the amortization of goodwill in 2002. Other income increased $63 million for the quarter and $77 million for the nine months ended September 30, 2002 versus the respective 2001 periods. These increases were due primarily to $58 million of the $70 million pre-tax charge being recorded in other income (expense) for the quarter and nine months ended September 30, 2001. The 2002 third quarter also included $10 million of gains on net income hedges (primarily in Brazil), of which $5 million related to hedges of Brazil's fourth quarter net income. The nine months ended September 30, 2002 included $16 million of gains on net income hedges (primarily in Brazil), of which $8 million related to hedges of Brazil's fourth quarter net income and a net gain of $7 million related to the settlement of litigation with Airgas, Inc.


Income before cumulative effect of accounting changes increased 111% for the quarter, and 30% for the nine months ended September 30, 2002 versus the respective 2001 periods. Excluding the effects of the 2001 special charge (see note 4 to the condensed financial statements), net income growth was 10% for the third quarter and nine months ending September 30, 2002. The growth was due to the increased operating profit for reasons described above and lower interest expense for the nine month period. Interest expense for the quarter increased 7% mainly due to $15 million of additional interest expense related to the early retirement of debt (see note 7 to the condensed consolidated financial statements). Interest expense decreased $9 million for the nine months ended September 30, 2002 due to lower debt levels and lower interest rates, which were partially offset by the early debt retirement costs. For the quarter ended September 30, 2002 the effective tax rate declined 5% versus the same period of 2001, primarily due to the incremental tax rates on the 2001 special charge (see note 4 to the condensed consolidated financial statements). For the nine months ended September 30, 2002 the effective tax rate declined to 22%, from 24% in the prior year period, due to the elimination of amortizing goodwill (in conjunction with the adoption of SFAS 142), most of which was not deductible for tax purposes, and the aforementioned effect of the 2001 special charge on the effective tax rate.

In 2002 second quarter, Praxair completed the initial goodwill impairment tests required for the adoption of SFAS 142 (see note 2). These tests indicated an impairment of goodwill related to previous acquisitions. As a result, a $139 million non-cash transition charge to earnings was recorded as a cumulative effect of an accounting change, retroactive to January 1, 2002. In the first quarter of 2001, a one-time transition charge of $2 million was recorded for the adoption of SFAS 133, which established new accounting rules for derivatives.

The number of employees at September 30, 2002 was 24,809, which reflects an increase of 538 employees since December 31, 2001. This increase is related to acquisitions (approximately 500 employees, including 356 related to the consolidation of a former equity company in China) and new service initiatives, primarily in Brazil, partially offset by reductions related to productivity initiatives and reductions associated with the special charges (see note 4).

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows (for a description of Praxair's operating segments, refer to Note 3 to the consolidated financial statements included in Praxair's 2001 Annual Report to shareholders):

(Dollar amounts in millions)
                                              Quarter                                 Nine Months Ended
                                        Ended September 30,                          Ended September 30,
                                       --------------------          Percent         --------------------         Percent
                                       2002            2001          Change          2002            2001          Change
                                       ----            ----          ------          ----            ----          ------
SALES
  North America .............        $   845         $   844            -%         $ 2,499         $ 2,634         -  5%
  South America .............            154             166         -  7%             496             507         -  2%
  Europe ....................            151             128         + 18%             432             404         +  7%
  Asia ......................             84              68         + 24%             236             180         + 31%
  Surface Technologies ......             99             102         -  3%             297             310         -  4%
  Elimination ...............            (41)            (37)        - 11%            (129)           (115)        - 12%
                                     -------         -------                       -------         -------
       Total Sales ..........        $ 1,292         $ 1,271         +  2%         $ 3,831         $ 3,920         -  2%
                                     =======         =======                       =======         =======
SEGMENT OPERATING PROFIT(a,b)
  North America .............        $   139         $   137         +  1%         $   415         $   416            -%
  South America .............             37              34         +  9%             109             104         +  5%
  Europe ....................             36              25         + 44%             100              88         + 14%
  Asia ......................             14              12         + 17%              37              25         + 48%
  Surface Technologies ......              9              10         - 10%              28              29         -  3%
  All Other .................              -               -            -%               7               -         +  -%
                                     -------         -------                       -------         -------
       Total Operating Profit        $   235         $   218         +  8%         $   696         $   662         +  5%
                                     =======         =======                       =======         =======

(a) Effective in 2002, Praxair adopted SFAS 142, which prospectively eliminated the amortization of goodwill. A reconciliation of operating profit for the quarter and nine months ended September 30, 2001 adjusted to exclude goodwill amortization follows (millions of dollars):

        Quarter                              Goodwill
        -------                  Reported  Amortization  Adjusted
                                 --------  ------------  --------
North America .............        $137        $  5        $142
South America .............          34           3          37
Europe ....................          25           1          26
Asia ......................          12           1          13
Surface Technologies ......          10           -          10
                                   ----        ----        ----
     Total Operating Profit        $218        $ 10        $228
                                   ====        ====        ====

        Nine Months                          Goodwill
        -----------              Reported  Amortization  Adjusted
                                 --------  ------------  --------
North America .............        $416        $ 15        $431
South America .............         104           7         111
Europe ....................          88           3          91
Asia ......................          25           2          27
Surface Technologies ......          29           1          30
                                   ----        ----        ----
     Total Operating Profit        $662        $ 28        $690
                                   ====        ====        ====


(b) Praxair recorded pre-tax charges totaling $70 million in the third quarter of 2001, which are not included in Praxair management's reporting definition of operating profit. Following is a reconciliation of segment operating profit to reported operating profit for the quarter and nine months ended September 30, 2001:

                                         Quarter     Nine Months
                                         -------     -----------
     Segment operating profit ....        $ 218         $ 662
     Less special charges:
              North America ......          (26)          (26)
              South America ......          (30)          (30)
              Europe .............           (3)           (3)
              Asia ...............            -             -
              Surface Technologies           (4)           (4)
              All Other ..........           (7)           (7)
                                          -----         -----
     Consolidated operating profit        $ 148         $ 592
                                          =====         =====

North America
-------------
Sales were in line with last years third quarter, and decreased 5% for the nine months ended September 30, 2002 versus the respective 2001 periods. In the third quarter volumes declined 1% primarily as a result of continued weakness in many of our end markets, which was partially offset by growth in our healthcare business. Sequential improvements in sales volumes from the second quarter have been realized in healthcare, steel, electronics and merchant markets. Healthcare related acquisitions favorably impacted sales growth by 2% and offset the aforementioned volume declines and unfavorable currency impacts. On a year to date basis, a reduction in natural gas costs, which we are contractually obligated to pass on to on-site hydrogen customers, decreased sales by $74 million, or 3%, with no impact on operating profit. Economic conditions have adversely effected markets for our packaged, on-site and merchant customer bases and as a result sales volume declined by 4%. Health care acquisitions increased sales by 2%.

Operating profit increased 1% for the quarter and was essentially flat for the nine month period ended September 30, 2002, versus the respective 2001 periods. For both periods, the unfavorable operating profit impact of the sales volume reduction and inflationary pressure on cost structures were offset by cost reductions due to productivity initiatives and the implementation of the restructuring program initiated in 2001. Discontinued goodwill amortization, on the adoption of SFAS 142, contributed to higher operating profit for both periods. Operating profit, as a percentage of sales, in the third quarter of 2002 was 16.4% versus 16.2% in the third quarter of 2001. For the nine months ended September 30, 2002, operating profit as a percentage of sales was 16.6% versus 15.8% in the same period of 2001. The improvement in operating profit margin for the third quarter and year to date comparisons are primarily a result of the impact of lower natural gas prices reducing revenues with no impact on operating profit, and the discontinued goodwill amortization.


South America
-------------
Sales decreased 7% and 2%, respectively, for the quarter and nine months ended September 30, 2002 versus the respective 2001 periods. Realized price increases of 8% and volume increases of 9% in the quarter have partially mitigated the currency devaluation of 24% in the quarter. On a year to date basis realized price increases of 13% and volume increases of 4% were more than offset by a 19% currency decline. Volumes continued to grow as a result of expansion of services and an improvement in business conditions as the government mandated energy curtailment programs eased, albeit at a slower pace in the third quarter. Volume growth continued to be driven by steel, chemical, and medical gas markets.

Operating profit increased 9% and 5%, respectively, for the quarter and nine months ended September 30, 2002 versus the respective 2001 periods. These increases were primarily due to: net income hedge gains of $9 million and $17 million for the 2002 quarter and nine month periods, respectively; realized price increases; higher volumes, and; productivity improvement initiatives. These favorable actions more than offset the adverse impact of currency devaluation. The net income hedge gains (recorded on a mark-to-market basis in accordance with SFAS 133 requirements) include $5 million and $8 million for the quarter and nine months ended September 30, 2002, respectively, related to anticipated fourth quarter net income in Brazil. The elimination of goodwill amortization upon the adoption of SFAS 142 in 2002 (see note 3), marginally improved operating profit for both periods versus 2001. Operating profit as a percentage of sales, improved for both periods, predominantly, because of the net income hedge gains and the elimination of goodwill amortization in 2002.

There are significant uncertainties surrounding the economic and political stability in both Argentina and Venezuela resulting in lower economic activity in these countries and significant currency movements versus the U.S. dollar. Additionally, investors concern on economic policies and deficit spending and their impact on debt repayment, has impacted the currency markets in Brazil. In the 2002 third quarter, the Brazilian Real devalued from approximately 3 to 4 Real per U.S. dollar. Currency devaluations versus the U.S. dollar in these countries, lowered reported 2002 results in U.S. dollars, as previously described. Additionally, during the first nine months of 2002, the devaluations of the Brazilian Real, Venezuelan Bolivar and the Argentine Peso versus the U.S. dollar resulted in a charge of approximately $413 million to Other Comprehensive Income in Shareholders' Equity. Subsequent to September 30, 2002 until November 12, 2002, the Brazilian Real has appreciated to about 3.6 Real per U.S. dollar. Until the new government is in place and policies established, the Brazilian economy and currency movements will continue to be uncertain.

To help understand the reported results and to anticipate the future impacts of currency movements, following is a summary of the exchange rates used to translate the financial statements in Brazil, Argentina and Venezuela (rates of exchange expressed in units of local currency per U.S.):

     Currency                             Income statement*               Balance Sheet
     --------                             -----------------               -------------
                                                                  September 30,   December 31,
                                        2002            2001          2002            2001
                                        ----            ----          ----            ----
     Brazil Real ...........            3.11            2.55          3.89            2.32
     Argentina Peso ........            3.63            1.00          3.74            1.70
     Venezuela Bolivar .....           1,384             732         1,475             758
     * Third Quarter Average

Future currency movements versus the U.S. dollar, if any, will continue to impact reported results. In the first nine months of 2002, Brazil represents approximately 78% of South America's sales, while Argentina and Venezuela each represent about 5% of South America's sales. The functional currency used for translation to the U.S. dollar for Argentina and Brazil are the Peso and Real, respectively, while the Company uses the U.S. dollar in Venezuela as it is a highly inflationary economy in accordance with SFAS 52. Praxair will continue to monitor developments in these countries and if the cumulative inflation rate in Argentina or Brazil exceeds 100% for a consecutive three-year period, we will change the functional currency to the U.S. dollar.


Europe
------
Sales increased 18% and 7%, respectively, for the quarter and nine months ended September 30, 2002 versus the respective 2001 periods. The increase in third quarter sales was largely due to currency impacts (11%) and volume growth (6%) partially related to metals and stainless steel construction markets in Spain. On a year to date basis, currency and volume each contributed 3% growth. In addition, sales benefited from moderate realized price increases.

Operating profit increased 44% and 14%, respectively, for the quarter and nine months ended September 30, 2002 versus the respective 2001 periods. Approximately 20% of the third quarter operating profit growth was attributed to currency and continued productivity improvements above the pace of inflation, and sales volume growth drove the remainder of the substantial improvement. On a year to date basis, substantial productivity improvements and a stronger currency are the main factors in operating profit growth. Discontinued goodwill amortization, on the adoption of SFAS 142, marginally improved operating profit in 2002 and operating profit as a percent of sales was 23.8% and 23.1% for the quarter and nine months ended September 30, 2002, respectively.

The Euro strengthened during the first nine months of 2002, resulting in an increase of $50 million to Other Comprehensive Income in Shareholders' Equity.

On August 28, 2002 Praxair announced an agreement to sell Praxair Polska, its Polish subsidiary to the BOC Group for approximately $50 million, which exceeds its carrying value. The sale is subject to various conditions and approvals from the Polish regulatory authorities. For the nine months ended September 30, 2002, Praxair Polska had sales of $20 million. The results of Praxair Polska will continue to be consolidated until the completion of the sale. It is unknown at this time if the sale will close in the fourth quarter of 2002, or in 2003.


Asia
------
Sales increased 24% for the quarter and 31% for the nine months ended September 30, 2002 versus the respective 2001 periods. This increase in sales is partially due to the increased ownership and resultant consolidation of joint ventures in India and China in the third quarter of 2001 and first quarter of 2002, respectively. For the quarter and nine-month periods ended September 30, 2002 versus the 2001 periods, these consolidations increased sales by $7 million and $45 million, respectively. Excluding the consolidation of these joint ventures and the impact of exiting a business in Japan, sales for the quarter and nine months ended September 30, 2002 would have increased 13% and 6%, respectively. The sales growth is driven by higher volumes across our end markets, including higher sales to semiconductor customers in China and South Korea.

Operating profit increased 17% and 48%, respectively, for the quarter and nine months ended September 30, 2002 versus the respective 2001 periods. The increase is due primarily to the consolidation of former joint ventures in India and China as aforementioned. For the quarter and nine-month periods ended September 30, 2002 versus the 2001 periods, these consolidations increased operating profit by $2 million and $11 million, respectively. Absent the consolidation of the former joint venture operations, operating profit would have remained flat and increased by $1 million, respectively, for the quarter and nine month periods ended September 30, 2002 versus the 2001 periods primarily due to productivity improvements.


Surface Technologies
--------------------

Sales decreased 3% and 4%, respectively, for the quarter and nine months ended September 30, 2002 versus the respective 2001 periods. The decrease in sales is due primarily to volume decreases in aviation repair and coatings services.

Operating profit for the quarter and nine months ended September 30, 2002 was $1 million lower as compared to the respective 2001 periods. Productivity improvements and benefits from business restructuring have partially mitigated the impact of sales volume declines.


All Other
----------

Operating profit for the nine months ended September 30, 2002 was $7 million. The $7 million represents a net gain from the settlement of litigation with Airgas, Inc.

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

                                                  Nine Months Ended September 30,
(Dollar amounts in millions)                      ------------------------------
                                                      2002               2001
                                                    -------            -------
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income plus depreciation
  and amortization and accounting
  changes/special charges ................          $   769            $   753
Deferred income taxes ....................                1                 24
Working capital ..........................              (48)               (68)
Other - net ..............................              (59)               (45)
                                                    -------            -------
Total provided by operating activities ...          $   663            $   664
                                                    =======            =======

INVESTING ACTIVITIES
Capital expenditures .....................          $  (340)           $  (417)
Acquisitions .............................              (76)              (196)
Divestitures and asset sales .............               21                 39
                                                    -------            -------
Total used for investing activities ......          $  (395)           $  (574)
                                                    =======            =======
FINANCING ACTIVITIES
Debt increases (reductions) - net ........          $  (108)           $    (8)
Minority transactions and other ..........               34                (10)
Net (purchases) issuances of common stock               (94)                13
Cash dividends ...........................              (93)               (83)
                                                    -------            -------
Total used for financing activities ......          $  (261)           $   (88)
                                                    =======            =======
OTHER FINANCIAL DATA:

After-tax return on capital(a) ...........             13.2%              12.1%
                                                    =======            =======

                                                  September 30,      December 31,
                                                       2002              2001
                                                    -------            -------
Debt-to-capital ratio:
  Debt ...................................          $ 2,875            $ 2,989
  Capital(b) .............................          $ 5,231            $ 5,627
  Debt-to-capital ratio ..................             55.0%              53.1%


(a) Defined as after-tax operating profit plus income from equity investments, divided by average capital, calculated on an annualized basis, and excluding special items. The 2002 calculation excludes net litigation settlement and net gains on net income hedges (primarily in Brazil) related to fourth quarter 2002 net income. Praxair's definition of after-tax return on capital may not be comparable to similar definitions used by other companies. The Company believes that its after-tax return on invested capital is an appropriate measure for judging performance as it reflects the approximate after-tax profit earned as a percentage of investments by all parties in the business (debt, minority interest, preferred stock, and shareholders' equity). Following is a detailed calculation of Praxair's measure of after-tax return on capital for the quarters and nine months ended September 30, 2002 and 2001:

                                                      Quarter Ended                 Nine Months Ended
                                                      September 30,                   September 30,
                                                   2002           2001             2002            2001
                                                   ----           ----             ----            ----
Operating Profit .........................       $   235         $   148         $   696         $   592
Less: 4th quarter net income hedges ......            (5)              -              (8)              -
Less:  net gain from litigation ..........             -               -              (7)              -
Add-back special charge ..................             -              70               -              70
                                                 -------         -------         -------         -------
                                                     230             218             681             662
Less taxes(year to date effective rate) ..           (51)            (52)           (150)           (157)
Add-back equity income ...................             2               2               6               6
                                                 -------         -------         -------         -------
    Net operating profit after tax (NOPAT)       $   181         $   168         $   537         $   511

Beginning capital(b) .....................       $ 5,526         $ 5,759         $ 5,627         $ 5,656
Ending capital(b) ........................       $ 5,231         $ 5,643         $ 5,231
                                                                                                 $ 5,643
Average capital(b) .......................       $ 5,379         $ 5,701         $ 5,429         $ 5,650

After-tax return on capital (annualized) .          13.5%           11.8%           13.2%           12.1%

(b) Includes debt, minority interests, preferred stock and shareholders' equity.


Cash Flow from Operations
-------------------------
Cash flow from operations of $663 million in the nine months ended September 30, 2002 was in line with the $664 million in 2001. The 2002 year to date improvement in net income plus depreciation and working capital, largely offset deferred tax provision movements.


Investing
---------
Cash flow used for investing in the first nine months of 2002 totaled $395 million, a decrease of $179 million from the first nine months of 2001. This decrease is due to the lower level of capital expenditures and acquisitions.

Capital expenditures for the nine months ended September 30, 2002 totaled $340 million, a decrease of $77 million from the corresponding period in 2001. The decrease in capital expenditures is primarily in North America, South America and Asia. On a worldwide basis, capital expenditures for the full year 2002 are expected to be around $500 million.

Acquisition expenditures for the nine months ended September 30, 2002 totaled $76 million, a decrease of $120 million from the corresponding period in 2001. The primary acquisition in the first nine months of 2002 was in the U.S. healthcare market. Acquisitions in the first nine months of 2001 were in the North American electronics and healthcare businesses, and in Surface Technologies.


Financing
---------
At September 30, 2002, Praxair's total debt outstanding was $2,875 million, a decrease of $114 million versus December 31, 2001. During the first nine months of 2002, Praxair issued $500 million of 6.375% notes maturing April 1, 2012 and $250 million of 4.75% notes maturing July 15, 2007 and used the proceeds from both to repay outstanding commercial paper. On July 15, 2002, Praxair redeemed the 8.7% Debentures due 2022 for $313 million resulting in an additional $15 million third quarter charge recorded within interest expense. Minority transactions and other for the nine months ended September 30, 2002 includes $55 million of cash proceeds related to the early termination of an interest rate swap ($47 million was a gain on termination and $8 million was interest - see note 8), and a $20 million payment for the retirement of preferred stock. Also, in the first nine months of 2001, we repaid subsidiary preferred stock totaling $10 million.

During the first nine months of 2002, proceeds from stock option exercises were unusually high due to the expiration of options granted in 1992 (when Praxair became a public company) and the relatively high stock price for the Company's common stock during the period. During the first nine months of 2002, Praxair increased treasury stock purchases to partially offset the dilution effects of the stock option exercises. In the first nine months of 2002, cash dividends were increased to $0.57 per share ($0.76 per share annualized) from $0.51 per share in the first nine months of 2001 ($0.68 per share annualized).

As noted in note 11 to the condensed consolidated financial statements, two leases related to liquid storage and distribution equipment terminate in September 2003 and March 2004, respectively. Management is currently evaluating whether to exercise the purchase option or to sell the related equipment at the termination of each lease. In the event a purchase option is exercised, the Company currently plans to finance the purchase through sources of long-term borrowing that are expected to be available. If the Company elects to sell the equipment, cash requirements will be limited to the guarantee payment, if any, which is not expected to be significant based on recent appraisals of the equipment.


Other Financial Data
--------------------
In spite of the decrease of $114 million in total debt outstanding, Praxair's debt-to-capital ratio increased from 53.1% at December 31, 2001 to 55.0% at September 30, 2002. The decrease in shareholders' equity primarily attributed to currency movements, share repurchases and the SFAS 142 accounting change (see
Note 6 to the condensed consolidated financial statements), was responsible for the increased debt-to-capital ratio.

The after-tax return on capital (excluding the net litigation settlement and net gains on net income hedges related to fourth quarter of 2002 net income) for the quarter and nine month period ended September 30, 2002, increased 1.7% to 13.5% and 1.1% to 13.2%, respectively, due to higher after-tax operating income and lower average capital.


Pension Plans Update
-------------------------

The Company will complete its year end pension plan calculations in early January 2003, because such amounts are based on December 31, 2002 interest rates and asset values. At that time, the Company will determine the amount, if any, which is required to be recorded as a minimum pension liability at year-end. However, assuming interest rates and asset returns remain essentially unchanged in the 2002 fourth quarter from the 2002 third quarter, a minimum liability adjustment of approximately $100 million after-tax, may be required related to the U.S. plans. The actual amount of required adjustment, if any, remains highly dependent upon the market conditions at year-end and the required adjustment could be significantly higher or lower than this amount. Any such liability increase required at year-end will be recorded as a direct charge to the accumulated other comprehensive income (loss) component of shareholders' equity with no impact on 2002 net income, earnings per share, or cash flows.

No pension contributions have been made to the U.S. plans in 2002 and none are required to be made in the 2002 fourth quarter. Current estimates of required 2003 contributions are in the range of $20 million.


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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to the Market Risks and Sensitivity Analysis in the Management's Discussion and Analysis section of Praxair's 2001 Annual Report.


Item 4. Controls and Procedures

(a) Based on an evaluation of the effectiveness of the design and operation of Praxair's disclosure controls and procedures, which evaluation was made under the supervision and with the participation of management, including Praxair's principal executive officer and principal financial officer within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, the principal executive officer and principal financial officer have each concluded that such disclosure controls and procedures are effective in ensuring that information required to be disclosed by Praxair in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) No significant changes were made to Praxair's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

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



Date: November 13, 2002                 By:  /s/Patrick M. Clark
      ------------------------               -----------------------------
                                             Patrick M. Clark
                                             Vice President and Controller
                                             (On behalf of the Registrant
                                             and as Chief Accounting Officer)

                                 CERTIFICATIONS
                                 --------------

I, Dennis H. Reilley, certify that:


1.   I have reviewed this quarterly report on Form 10-Q of Praxair, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or to omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing equivalent function):


(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 13, 2002                 By:  /s/Dennis H. Reilley
      ------------------------               -----------------------------
                                             Dennis H. Reilley
                                             Chairman, President and
                                             Chief Executive Officer
                                             (principal executive officer)


I, James S. Sawyer, certify that:


1.   I have reviewed this quarterly report on Form 10-Q of Praxair, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or to omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing equivalent function):


(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 13, 2002                 By:  /s/James S. Sawyer
      ------------------------               -----------------------------
                                             James S. Sawyer
                                             Chief Financial Officer
                                             (principal financial officer)