Form 10-K
period 2002-12-31
PRAXAIR INC
filed 2003-03-10
CIK 884905

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                [] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002
                         Commission file number 1-11037

                                  Praxair, Inc.
                                 2002 Form 10-K



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [v]

At January 31, 2003, 162,724,111 shares of common stock of Praxair, Inc. were outstanding. The aggregate market value of common stock held by non-affiliates at January 31, 2003 was approximately $8,863 million.

Documents incorporated by reference:

Portions of the 2002 Annual Report to Shareholders of the Registrant are incorporated in Parts I, II and IV of this report. Also, portions of the Proxy Statement of Praxair, Inc., dated February 28, 2003, are incorporated in Part III of this report.

The Index to Exhibits is located on page 13 of this report.

                           Forward-looking statements
                           --------------------------

The forward-looking statements contained in this document concerning demand for products and services, the expected macroeconomic environment, sales and earnings growth, projected capital and acquisition spending, the impact of required changes in accounting, the impact of accounting and other estimates, and other financial goals involve risks and uncertainties, and are subject to change based on various factors. These risk factors include the impact of changes in worldwide and national economies, the performance of stock markets, the cost and availability of electric power, natural gas and other materials, and the ability to achieve price increases to offset such cost increases, inflation in wages and other compensation, development of operational efficiencies, changes in foreign currencies, changes in interest rates, the continued timely development and acceptance of new products and services, the impact of competitive products and pricing, and the impact of tax and other legislation and regulation in the jurisdictions in which the company operates as well as new accounting rules and practices.

                                      INDEX



Part I
         PAGE
Item 1:   Business ......................................................... 2
Item 2:   Properties........................................................ 6
Item 3:   Legal Proceedings................................................. 6
Item 4:   Submission of Matters to a Vote of Security Holders............... 6

Part II
Item 5:   Market for Registrant's Common Equity and Related
          Shareholder Matters .............................................. 7
Item 6:   Selected Financial Data........................................... 7
Item 7:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations .............................. 7
Item 7a:  Quantitative and Qualitative Disclosures About Market Risk........ 7
Item 8:   Financial Statements and Supplementary Data....................... 7
Item 9:   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................... 7

Part III
Item 10:   Directors and Executive Officers of the Registrant............... 8
Item 11:   Executive Compensation........................................... 8
Item 12:   Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters................... 8
Item 13:   Certain Relationships and Related Transactions................... 8

Part IV
Item 14:   Controls and Procedures.......................................... 9
Item 15:   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K. ........................................ 9

Signatures .................................................................10
Certifications .............................................................11
Index to Exhibits...........................................................13

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

Praxair is the largest industrial gases company in North and South America and the third largest worldwide. The Company is also the world's largest supplier of carbon dioxide. Praxair's primary products for its industrial gases business are atmospheric gases (oxygen, nitrogen, argon, rare gases), process gases (carbon dioxide, helium, hydrogen, electronic gases, specialty gases, acetylene), and the Company also designs, engineers and builds equipment that produces industrial gases (for internal use and external sale). The Company's surface technology segment, operated through Praxair Surface Technologies, Inc., supplies wear-resistant and high-temperature corrosion-resistant metallic and ceramic coatings and powders. Sales for Praxair were $5,128 million, $5,158 million, and $5,043 million for 2002, 2001 and 2000, respectively, with industrial gases and related products and services accounted for 92% of sales in 2002, 2001 and 2000, and surface technologies accounts for the balance. Refer to
Note 4 of the section captioned "Notes to Consolidated Financial Statements" in Praxair's 2002 Annual Report to Shareholders for information related to Praxair's segment information.

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

Industrial Gases Products and Manufacturing Processes
Atmospheric gases are the highest volume products produced by Praxair. Using air as its raw material, Praxair primarily produces oxygen, nitrogen and argon through several air separation processes. Cryogenic air separation, which is the primary process, compresses and cools air until it liquefies. As a pioneer in the industrial gases industry, Praxair has been a leader in developing a wide range of proprietary and patented applications and supply systems technology, including small cryogenic nitrogen plants. In recent years, Praxair has developed and commercialized non-cryogenic air separation technologies for the production of industrial gases and is a recognized leader in this rapidly growing market segment. These technologies open important new markets and optimize production capacity for the Company by lowering the cost of supply of industrial gases. These technologies include proprietary vacuum pressure swing adsorption ("VPSA") and membrane separation to produce gaseous oxygen and nitrogen, respectively. Industrial Gases also manufactures precious metal and ceramic sputtering targets used principally in the production of semiconductors.

                                                 Praxair, Inc. and Subsidiaries
--------------------------------------------------------------------------------


Process gases, including carbon dioxide, hydrogen, carbon monoxide, helium and acetylene, are produced by different methods than air separation. Most carbon dioxide is purchased from by-product sources, including chemical plants, refineries and industrial processes, or from carbon dioxide wells, and is processed in Praxair's own plants to produce commercial carbon dioxide. Hydrogen and carbon monoxide are produced by either steam methane reforming of natural gas or by purifying by-product sources obtained from the chemical and petrochemical industries. Most of the helium sold by Praxair is derived from certain helium-rich natural gas streams in the United States, with additional supplies being acquired from outside the United States. Acetylene is typically produced from calcium carbide and water or purchased as a chemical by-product.

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

A substantial amount of the cylinder gases sold in the United States is distributed by independent distributors that buy merchant gases in liquid form and repackage the products in their facilities. These businesses also distribute welding equipment purchased from manufacturers of such products. Over time, Praxair has acquired several independent industrial gases and welding products distributors at various locations in the United States and continues to sell merchant gases to other independent distributors. Between its own distribution business, joint ventures and sales to independent distributors, Praxair is represented in 42 states, the District of Columbia and Puerto Rico.

                                                 Praxair, Inc. and Subsidiaries
--------------------------------------------------------------------------------


Surface Technologies
Praxair's surface technologies business supplies wear-resistant and high-temperature corrosion-resistant metallic and ceramic coatings and powders to the aircraft, printing, textile, plastics, primary metals, petrochemical, and other industries. It also provides aircraft engine and airframe component overhaul services. Additionally, Praxair Surface Technologies manufactures a complete line of electric arc, plasma, and high velocity oxygen fuel spray equipment as well as arc and flame wire equipment; including its patented Super D-Gun. This equipment is used for the application of wear resistant coatings. The coatings extend wear life and are applied at Praxair's facilities using a variety of thermal spray coatings processes. The coated parts are finished to the customer's precise specifications before shipment.

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

International - Praxair is a global enterprise with 47% of its 2002 sales outside of the United States. It conducts industrial gases business through subsidiary and affiliated companies in Argentina, Australia, Belgium, Bolivia, Brazil, Canada, Chile, Colombia, Costa Rica, France, Germany, India, Israel, Italy, Japan, South Korea, Malayasia, Mexico, the Netherlands, the People's Republic of China, Paraguay, Peru, Poland (sold in 2003), Portugal, Spain,
Taiwan, Thailand, Turkey, Uruguay and Venezuela. S.I.A.D. (Societa Italiana Acetilene & Derivati S.p.A.), an Italian company carried at equity, also has established positions in Austria, Bulgaria, Croatia, the Czech Republic, Hungary, Romania and Slovenia. Praxair's surface technologies business has operations in Brazil, France, Germany, Italy, Japan, Singapore, South Korea, Taiwan, Spain, Switzerland and the United Kingdom.

Praxair's international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other economic, political and regulatory policies of local governments. Also, see Note 1 of the section captioned "Notes to Consolidated Financial Statements", and the section captioned "Management's Discussion and Analysis - Market Risk and Sensitivity Analysis" in Praxair's 2002 Annual Report to Shareholders.

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

                                                Praxair, Inc. and Subsidiaries
--------------------------------------------------------------------------------


RAW MATERIALS AND ENERGY COSTS

Energy is the single largest cost item in the production and distribution of industrial gases. Most of Praxair's energy requirements are in the form of electricity. Other important elements are natural gas, waste hydrogen (for hydrogen) and diesel fuel (for distribution). A shortage or interruption of energy, or increase in energy prices that cannot be passed through to customers, are risks to Praxair's business and financial performance. Because many of Praxair's contracts with customers are long term, with pass-through provisions, Praxair has not, historically, experienced significant difficulties related to recovery of energy costs. Supply of energy also has not been a significant issue. However, during 2001 and 2002, there has been unprecedented volatility in the cost and supply of electricity and natural gas prices in the United States, particularly California and Washington, and energy supply curtailments in Brazil (see South America segment discussion). To date, Praxair has been able to substantially mitigate the financial impact of these costs by passing them on to customers. In anticipation of continued volatility, the company has taken aggressive pricing actions, is strengthening its energy management program for purchased power, including the use of derivative instruments to reduce risk associated with purchases of natural gas and electricity (see Notes 1 and 15 to the consolidated financial statements in the 2002 Annual Report), and is implementing new customer contract terms and conditions. However, the outcome of regional energy situations or new energy situations is unpredictable and may pose unforeseen future risks.

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

Major competitors in the industrial gases industry both in the United States and worldwide include Air Products and Chemicals, Inc., Airgas Inc., The BOC Group p.l.c., L'Air Liquide S.A., The Messer Group and Linde AG. At a worldwide level, there are no congruent competitors for the surface technologies business. However, principal domestic competitors are Sermatech International, Inc., a subsidiary of Teleflex, Inc., Chemtronics, Inc., a subsidiary of GKN p.l.c. and Johnson Matthey Electronics, a subsidiary of Honeywell. International competitors in surface technologies vary from country to country.

Employees and Labor Relations - As of December 31, 2002, Praxair had 25,010 employees worldwide. Of this number, 10,091 are employed in the United States. Praxair has collective bargaining agreements with unions at numerous locations throughout the world which expire at various dates. Praxair considers relations with its employees to be good.

Environment - Information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis - Costs Relating to the Protection of the Environment" in Praxair's 2002 Annual Report to Shareholders.

Website Access to Reports - Praxair's company website is www.praxair.com. The Company makes its periodic and current reports available, free of charge, on its website as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). In addition, investors may also access from this site other investor information such as press releases, analyst calls, etc.

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

Praxair owns 300 cryogenic air separation plants (178 in the United States); 86 by-product carbon dioxide plants (23 in the United States); 361 non-cryogenic plants, and 40 hydrogen plants. No single production facility is material except for the following complexes:


                     Number of
Supply System        Connected Plants    Products Produced
-------------       -----------------    ------------------
Northern Indiana          14             Air Separation/Hydrogen/Carbon Dioxide
Houston                    8             Air Separation
Gulf Coast *              12             Hydrogen/ Carbon Monoxide
Detroit                    7             Air Separation/Hydrogen
Louisiana*                 4             Hydrogen/Carbon Monoxide
Southern Brazil *          2             Air Separation
Northern Spain             5             Air Separation/Hydrogen/Carbon Dioxide

* partially owned and partially leased.

The surface technologies and electronics component of industrial gases business operates 43 plants located near customers in Brazil, France, Germany, Italy, Japan, Singapore, South Korea, Taiwan, Spain, Switzerland, the United Kingdom and the United States.

Generally, these facilities are fully utilized and sufficient to meet customer needs.


Item 3.  Legal Proceedings

Information required by this item is incorporated herein by reference to the section captioned "Notes to Consolidated Financial Statements - Note 20 Commitments and Contingencies" in Praxair's 2002 Annual Report to Shareholders.


Item 4.  Submission of Matters to a Vote of Security Holders

Praxair did not submit any matters to a shareholder vote during the fourth quarter of 2002.

                                     PART II
                                                Praxair, Inc. and Subsidiaries
--------------------------------------------------------------------------------


Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

Market, trading, shareholder and dividend information for Praxair's common stock is incorporated herein by reference to the section captioned "Information for Investors" in Praxair's 2002 Annual Report to Shareholders.

Praxair's annual dividend on its common stock for 2002 was $0.76 per share. On January 28, 2003, Praxair's Board of Directors declared a dividend of $0.22 per share for the first quarter of 2003, or $0.86 per share annualized, which may be changed as Praxair's earnings and business prospects warrant. The declaration of dividends is a business decision made by the Board of Directors based on Praxair's earnings and financial condition and other factors the Board of Directors considers relevant.


Item 6. Selected Financial Data

Selected financial data for the five years ended December 31, 2002 is incorporated herein by reference to the section captioned "Five-Year Financial Summary" in Praxair's 2002 Annual Report to Shareholders. This summary should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis" in Praxair's 2002Annual Report to Shareholders.


Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis" in Praxair's 2002 Annual Report to Shareholders.


Item 8. Financial Statements and Supplementary Data

Information required by this item is incorporated herein by reference to the sections captioned "Consolidated Statement of Income," "Consolidated Balance Sheet," "Consolidated Statement of Cash Flows," "Consolidated Statement of Shareholders' Equity" and "Notes to Consolidated Financial Statements" in Praxair's 2002 Annual Report to Shareholders.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III
                                                 Praxair, Inc. and Subsidiaries
--------------------------------------------------------------------------------

Item 10.  Directors and Executive Officers of the Registrant

Information required by this item is incorporated herein by reference to the sections captioned "The Board of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Praxair's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2003.


Item 11.  Executive Compensation

Information required by this item is incorporated herein by reference to the sections captioned "Shareholder Return" and "Executive Compensation" in Praxair's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2003.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is either incorporated by reference to the section captioned "Share Ownership" in Praxair's Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2003, or is furnished below.

The following table provides information as of December 31, 2002, about Company Stock that may be issued upon the exercise of options, warrants, and rights granted to employees or members of Praxair's Board of Directors under existing equity compensation plans, including plans approved by shareholders and a plan which has not been approved by shareholders in accordance with applicable New York Stock Exchange rules. The equity compensation plan not approved by shareholders was terminated in March 2001 and directors and officers of the Company were not eligible to participate in that plan. The material features of this plan, referred to as the "1996 Plan", are disclosed in Note 18 to the consolidated financial statements.



------------------------------- ------------------------------ ------------------------- -----------------------------
                                (a)                            (b)                       (c)
------------------------------- ------------------------------ ------------------------- -----------------------------
Plan Category                   Number of securities to be     Weighted-average          Number of securities
                                issued upon exercise of        exercise price of         remaining available for
                                outstanding options,           outstanding options,      future issuance under
                                warrants and rights            warrants and rights       equity compensation plans
                                                                                         (excluding securities
                                                                                         reflected in column (a))
------------------------------- ------------------------------ ------------------------- -----------------------------
Equity compensation plans                6,489,357                     $44.60                     6,944,500
approved by security
holders(a)
------------------------------- ----------------------------- -------------------------- -----------------------------
Equity compensation plans not            6,405,295                     $44.11                         0
approved by security holders
------------------------------- ----------------------------- -------------------------- -----------------------------
Total                                    12,894,652                    $44.36                     6,944,500
------------------------------- ----------------------------- -------------------------- ------------------------------
(a)      Includes the 1995 Stock Option Plan for Non-Employee Directors pursuant to which the number of  securities  available  for issuance is fixed at options on 2,500  shares  per year  (until  termination  of the plan on
         December 31, 2005) per non-employee director serving on the Board as of the annual April 1st grant date.


Item 13.  Certain Relationships and Related Transactions

There have been no transactions or relationships since the beginning of 2002, which are reportable under this item.

                                     PART IV
                                                Praxair, Inc. and Subsidiaries
--------------------------------------------------------------------------------

Item 14.  Controls and Procedures

(a) Based on an evaluation of the effectiveness of the design and operation of Praxair's disclosure controls and procedures, which evaluation was made under the supervision and with the participation of management, including Praxair's principal executive officer and principal financial officer within the 90-day period prior to the filing of this Annual Report on Form 10-K, the principal executive officer and principal financial officer have each concluded that such disclosure controls and procedures are effective in ensuring that information required to be disclosed by Praxair in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) No significant changes were made to Praxair's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Financial Statements and Schedules

                                                   Page No. in Praxair's 2002
                                                        Annual Report  (AR)*
     Financial Statements

       Consolidated Statement of Income for the Years Ended
         December 31, 2002, 2001 and 2000 .................................AR-21

       Consolidated Balance Sheet at December 31, 2002 and 2001............AR-22

       Consolidated Statement of Cash Flows for the Years Ended
        December 31, 2002, 2001 and 2000 ................................. AR-23

       Consolidated Statement of Shareholders' Equity  for the
        Years Ended December 31, 2002, 2001 and 2000 ......................AR-24

       Notes to Consolidated Financial Statements ........................ AR-39

       Report of Independent Accountants ..................................AR-61


     * Incorporated by reference to the indicated pages of the 2002 Annual Report to Shareholders. With the exception of this information and the information incorporated in Items 5, 6, 7, 7A, and 8, the 2002 Annual Report to Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K.

     Financial Statement Schedules

     All financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b) Reports on Form 8-K

     Dated February 21, 2003: Item 5. Other Events. On this date, Praxair, Inc. announced that William A. Wise, Chairman and Chief Executive Officer of El Paso Corporation, has resigned from Praxair's Board of Directors, effective February 21, 2003 .

(c) Exhibits

     Exhibits filed as a part of this Annual Report on Form 10-K are listed in the Index to Exhibits located on page 13 of this Report.

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

                               PRAXAIR, INC.
                               (Registrant)



Date:  March 7, 2003
                               /s/ Patrick M. Clark
                               --------------------
                               Patrick M. Clark
                               Vice President and Controller
                               (On behalf of the Registrant and as
                               Chief Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2003.



/s/ James S. Sawyer   /s/ Dennis H. Reilley       /s/ Alejandro Achaval
------------------    --------------------        ---------------------
James S. Sawyer       Dennis H. Reilley           Alejandro Achaval
Vice President and    Chairman, President and     Director
Chief Financial       Chief Executive Officer
Officer               and Director



/s/ Dale F. Frey      /s/ Claire W. Gargalli      /s/ Ronald L. Kuehn, Jr.
---------------       ----------------------       ------------------------
Dale F. Frey          Claire W. Gargalli          Ronald L. Kuehn, Jr.
Director              Director                    Director





__________________    /s/ Benjamin F. Payton      /s/ G. Jackson Ratcliffe, Jr
                       ---------------------      ----------------------------
Raymond W. LeBoeuf    Benjamin F.Payton            G. Jackson Ratcliffe, Jr
Director              Director                     Director





/s/ Wayne T. Smith    /s/ H. Mitchell Watson, Jr
-----------------     ----------------------------
Wayne T. Smith        H. Mitchell Watson, Jr
Director              Director

                                 CERTIFICATIONS
                                 --------------

I, Dennis H. Reilley, certify that:


1.   I have reviewed this annual report on Form 10-K of Praxair, Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or to omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing equivalent function):


(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:       March 7, 2003                   By:    /s/Dennis H. Reilley
            ------------------------               ----------------------------
                                                   Dennis H. Reilley
                                                   Chairman, President and
                                                   Chief Executive Officer
                                                   (principal executive officer)

                           --------------------------

I, James S. Sawyer, certify that:


1.   I have reviewed this annual report on Form 10-K of Praxair, Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or to omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing equivalent function):


(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:       March 7, 2003                   By:    /s/James S. Sawyer
            -------------------                    -----------------------------
                                                   James S. Sawyer
                                                   Chief Financial Officer
                                                   (principal financial officer)

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

4.02 Stockholder Protection Rights Agreement, dated as of June 30, 2002, between the registrant and Registrar and Transfer Company as Rights Agent. (Filed on June 27, 2002 as Exhibit 99.1 to the Company's Registration Statement on Form 8-A, Filing No. 1-11037, and incorporated herein by reference).

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

*10.03      2002 Praxair,  Inc.  Variable  Compensation  Plan.(Filed  as Exhibit
            10.03 to the Company's 2001 Annual Report on Firm 10-K, Filing No. 1-11037, and incorporated herein by reference).

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

*10.07a First Amendment, dated as of April 1, 2001, to the Amended and Restated 1993 Praxair Compensation Deferral Program .(Filed as
            Exhibit 10.07a to the Company's 2001 Annual Report on Firm 10-K, Filing No. 1-11037, and incorporated herein by reference).

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

10.18 Amended and Restated Credit Agreement dated as of July 10, 2002 among Praxair, Inc., The Banks Listed Herein, JP Morgan Chase Bank, Bank of America, N.A., and Credit Suisse First Boston as Co-Syndication Agents and JP Morgan Chase Bank as Administrative Agent.

*10.19      Praxair,  Inc. Plan for Determining  Performance-Based  Awards Under
            Section 162(M). (Filed as Exhibit 10.19 to the Company's 2001 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

12.01       Computation of Ratio of Earnings to Fixed Charges.

13.01 Praxair's 2002 Annual Report to Shareholders (such report, except for those portions which are expressly referred to in this Form 10-K, is furnished for the information of the Commission and is not deemed "filed" as part of this Form 10-K).

21.01       Subsidiaries of Praxair, Inc.

23.01       Consent of Independent Accountants.


Copies of exhibits incorporated by reference can be obtained from the SEC and are located in SEC File No. 1-11037.

* Indicates a management contract or compensatory plan or arrangement.