Form 10-Q
period 2003-03-31
PRAXAIR INC
filed 2003-05-12
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 1-11037

Praxair, Inc.
(Exact name of registrant as specified in its charter)

Delaware	06-1249050
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

39 Old Ridgebury Road, Danbury, CT	06810-5113
(Address of principal executive offices)	(Zip Code)

(203) 837-2000

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                      Yes  x   No

At April 30, 2003, 162,464,116 shares of common stock ($0.01 par value) of the Registrant were outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended March 31,

	2003	2002

SALES	$1,337	$1,232
Cost of sales, exclusive of
depreciation and amortization	804	699
Selling, general and administrative	185	184
Depreciation and amortization	122	121
Research and development	17	17
Other income (expense) - net	6	6

OPERATING PROFIT	215	217
Interest expense	42	51

INCOME BEFORE INCOME TAXES	173	166
Income taxes	41	37

	132	129
Minority interests	(5)	(4)
Income from equity investments	3	2

INCOME BEFORE CUMULATIVE EFFECT
OF AN ACCOUNTING CHANGE	130	127
Cumulative effect of an accounting change	-	(139)

NET INCOME (LOSS)	$130	$(12)

PER SHARE DATA:
Basic earnings (loss) per share:
Before cumulative effect of an
accounting change	$0.80	$0.78
Accounting change	-	(0.85)

Net income (loss)	$0.80	$(0.07)

Diluted earnings (loss) per share:
Before cumulative effect of an
accounting change	$0.79	$0.77
Accounting change	-	(0.84)

Net income (loss)	$0.79	$(0.07)

Cash dividends per share	$0.21	$0.19

WEIGHTED AVERAGE SHARES OUTSTANDING (000's):
Basic shares outstanding	162,881	163,524
Diluted shares outstanding	164,635	165,936

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Millions of dollars)
(UNAUDITED)

	March 31,	December 31,
	2003	2002

ASSETS

Cash and cash equivalents	$58	$39
Accounts receivable	937	860
Inventories	285	277
Prepaid and other current assets	132	110

TOTAL CURRENT ASSETS	1,412	1,286

Property, plant and equipment - net	4,684	4,666
Goodwill	1,012	985
Other intangible assets	53	50
Other assets	400	414

TOTAL ASSETS	$7,561	$7,401

LIABILITIES AND EQUITY

Accounts payable	$360	$378
Short-term debt	192	215
Current portion of long-term debt	22	23
Other current liabilities	515	484

TOTAL CURRENT LIABILITIES	1,089	1,100

Long-term debt	2,528	2,510
Other long-term obligations	1,307	1,287

TOTAL LIABILITIES	4,924	4,897

Minority interests	160	164
Shareholders' equity	2,477	2,340

TOTAL LIABILITIES AND EQUITY	$7,561	$7,401

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Quarter Ended March 31,

	2003	2002

OPERATIONS
Net income (loss)	$130	$(12)
Adjustments:
Depreciation and amortization	122	121
Accounting change	-	139
Deferred income taxes	7	2
Other non-cash charges	2	(8)
Working capital	(89)	(78)
Long-term assets, liabilities and other	(1)	(17)

Net cash provided by operating activities	171	147

INVESTING
Capital expenditures	(123)	(107)
Acquisitions	(14)	(60)
Divestitures and asset sales	52	14

Net cash used for investing activities	(85)	(153)

FINANCING
Short-term (repayments) borrowings - net	(26)	32
Long-term borrowings	404	505
Long-term debt repayments	(386)	(515)
Minority transactions and other	(5)	4
Issuance of common stock	43	106
Purchases of common stock	(61)	(95)
Cash dividends	(35)	(31)

Net cash (used for) provided by
financing activities	(66)	6

Effect of exchange rate changes on cash and
cash equivalents	(1)	(1)

Change in cash and cash equivalents	19	(1)
Cash and cash equivalents beginning-of-period	39	39

Cash and cash equivalents end-of-period	$58	$38

The accompanying notes are an integral part of these financial statements

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Dollar amounts in millions, except share data, shares in thousands)
(UNAUDITED)

	Common Stock		Additional Paid-In	Treasury Stock		Retained	Accumulated Other Comprehensive Income
Activity	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income (Loss)	Total

Balance, January 1, 2003	173,950	$2	$1,965	11,682	$(547)	$2,593	$(1,673)	$2,340
Net income						130		130

Translation adjustments							58	58

Minimum pension liability,
Net of $1 million taxes							(2)	(2)
Comprehensive income*								186

Dividends on common stock
($0.21 per share)						(35)		(35)

Issuances of common stock:
For the dividend reinvestment
and stock purchase plan	14

For employee savings and
incentive plans	562		27					27

Purchases of common stock				727	(41)			(41)

Balance, March 31, 2003	174,526	$2	$1,992	12,409	$(588)	$2,688	$(1,617)	$2,477

* The components of comprehensive loss for the quarter ended March 31, 2002 were as follows:

Net loss	$(12)
Translation adjustments	(38)
Derivatives	3

Comprehensive loss	$(47)

The accompanying notes are an integral part of these financial statements

PRAXAIR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Summary of Significant Accounting Policies

Presentation of Condensed Consolidated Financial Statements — In the opinion of Praxair, Inc. (Praxair) management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consisted of only normal recurring adjustments. The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to the consolidated financial statements of Praxair, Inc. and subsidiaries in Praxair’s 2002 Annual Report.

Stock-Based Compensation — Praxair accounts for incentive plans and stock options using the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Pro forma information required by Statement of Financial Accounting Standards No. (“SFAS”) 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, requires Praxair to disclose pro forma net income and pro forma earnings per share amounts as if compensation expense was recognized for options granted after 1994. Pro forma net income and the related basic and diluted earnings per share amounts would be as follows:

	Quarter Ended March 31,

(Dollar amounts in millions, except per share data)	2003	2002

NET INCOME (LOSS):
As reported	$130	$(12)
Less: total stock-based employee compensation expense determined under fair value based
method for all awards, net of related tax effects*	(6)	(7)

Pro forma net income (loss)	$124	$(19)

BASIC EARNINGS (LOSS) PER SHARE:
As reported	$0.80	$(0.07)
Pro forma	$0.76	$(0.12)

DILUTED EARNINGS (LOSS) PER SHARE:
As reported	$0.79	$(0.07)
Pro forma	$0.75	$(0.12)

* The above options are granted primarily in the U.S. and are shown net of Praxair's U.S. marginal tax rate of 35%.

These pro forma disclosures may not be representative of the effects for future years as options vest over several years and additional awards generally are made each year.

During the quarter ended March 31, 2003, Praxair granted options for 1,957,800 shares of common stock having option prices ranging from $52.85 to $53.23 per share (weighted average price of $52.85), the closing market price of Praxair’s common stock on the day of the grants. At March 31, 2003 there were 14,349,204 shares under option at prices ranging from $15.75 to $58.65 per share (weighted average of $45.75) of which options for 9,570,991 shares were exercisable at prices ranging from $15.75 to $58.65 per share (weighted average of $53.51). During the quarter ended March 31, 2003, options for 475,143 shares of common stock were exercised.

2. Recently Issued Accounting Standards and Accounting Change

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closings, or other exit or disposal activities. SFAS 146 became effective for disposal activities initiated after December 31, 2002 and did not have a material effect on our financial position or results of operations in the first quarter of 2003.

In December 2002, the FASB issued Interpretation No. (“FIN”) 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation expands the disclosures to be made by

Praxair about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation underlying the guarantee. Praxair was required to disclose its issued guarantees beginning December 31, 2002 and, on a prospective basis, is required to record the fair value of certain guarantees that it may issue beginning in 2003. This interpretation did not have a material impact on Praxair’s financial position or results of operations in the first quarter of 2003.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment to FASB Statement 123". This standard provides alternative methods of transition for a voluntary change to the fair value based method (expense treatment) of accounting for stock-based employee compensation. Praxair adopted this standard as it pertains to the new disclosure requirements effective December 31, 2002 (see Note 1). In 2003, the FASB agreed to add stock-based compensation to its technical agenda and on April 22, held its first meeting to discuss this project. A new standard could go into effect in 2004, which may require all companies to expense the value of employee stock options and to measure the cost at fair value. Until the new statement is issued, the provisions of FAS 123 (as amended by FAS 148), which permit the continued use of the intrinsic value method, remain in effect.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”, which is effective for Praxair as of July 1, 2003. A variable interest entity (“VIE”) is a corporation, partnership, trust or other legal entity that does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its own activities. This interpretation requires a company to consolidate a VIE when the company has a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns or both. Based on our review, which included an analysis of subsidiaries, leasing transactions and affiliates, the only VIE’s identified to date are two trusts related to leased production facilities along the U.S. Gulf Coast. The leases were initiated by CBI Industries, Inc. (“CBI”) and were subsequently assumed by Praxair in its acquisition of CBI in 1996. A consortium of banks loaned approximately $126 million to two trusts that leased the production facility assets to CBI. At March 31, 2003, the two trusts owed approximately $109 million to the consortium of banks. The Gulf Coast lease VIE’s, as currently structured, require consolidation no later than July 1, 2003. Praxair is currently determining whether a cumulative effect of an accounting change will be required.

2002 Accounting Change — Praxair adopted SFAS 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002. Under the new standard, companies no longer amortize goodwill or indefinite-lived intangible assets. The standard required the Company to perform an initial assessment of whether there was an indication that the carrying value of goodwill was impaired. During the second quarter of 2002, Praxair completed the initial impairment test and concluded that certain of its goodwill was impaired, resulting in a non-cash after-tax charge of $139 million, or $0.85 per share on a diluted basis. The charge included the $144 million goodwill write-down, a $2 million charge for goodwill held on an equity investment, which was recorded as a write-down of the investment, and was also net of a $7 million tax benefit. The charge was recorded as a cumulative effect of an accounting change, retroactive to January 1, 2002.

3. Leases

Praxair has leases for U.S. liquid storage and distribution equipment, and the Gulf Coast leases described above. The contractual financial obligations related to the leases were summarized in the “Off-Balance Sheet Arrangements and Contractual Obligations” section on page 33 of the 2002 Annual Report.

        The liquid storage and distribution leases mature over the next year, at which times the company can elect to purchase the equipment or facilitate the sales of such equipment on behalf of the lessors. If the liquid storage and distribution leases are purchased and the VIE’s discussed in Note 2 are consolidated, Praxair’s total debt would increase by approximately $340 million.

4. Inventories

The following is a summary of Praxair’s consolidated inventories:

	March 31,	December 31,
(Millions of dollars)	2003	2002

Raw materials and supplies	$81	$78
Work in process	32	31
Finished goods	172	168

	$285	$277

5. Debt

The following is a summary of Praxair’s outstanding debt at March 31, 2003 and December 31, 2002.

	March 31,	December 31,
(Millions of dollars)	2003	2002

SHORT-TERM
Canadian borrowings	$68	$65
U.S. borrowings	5	7
South American borrowings	58	64
Asian borrowings	54	74
Other international borrowings	7	5

Total short-term debt	192	215

LONG-TERM
U.S. borrowings:
Commercial paper and U.S. borrowings	478	86
6.625% Notes due 2003	-	75
6.75% Notes due 2003	-	300
6.15% Notes due 2003	250	250
6.85% Notes due 2005	150	150
6.90% Notes due 2006	250	250
4.75% Notes due 2007 (b)	249	249
6.625% Notes due 2007	250	250
6.50% Notes due 2008	250	250
6.625% Notes due 2012 (a, b)	542	543
Other borrowings	39	40
South American borrowings	27	28
Asian borrowings	54	52
Other international borrowings	4	3
Obligations under capital lease	7	7

	2,550	2,533
Less: current portion of long-term debt	22	23

Total long-term debt	2,528	2,510

Total debt	$2,742	$2,748

(a)	March 31, 2003 includes a $44 million fair value increase related to SFAS 133 hedge accounting ($45 million at December 31, 2002), see Note 6.

(b)	Amounts are net of unamortized discounts.

During the first quarter of 2003, Praxair repaid $300 million of 6.75% notes and $75 million of 6.625% notes that were due on March 1, 2003 and March 15, 2003, respectively. On April 15, 2003, Praxair repaid $250 million of 6.15% notes that were due. The repayments were funded through the issuance of commercial paper.

At March 31, 2003, $728 million of notes due in 2003 and commercial paper have been classified as long-term ($711 million at December 31, 2002) because of the Company’s intent to refinance this debt on a long-term basis and the availability of such financing under the terms of its credit agreements (see Note 14 to Praxair’s 2002 consolidated financial statements). No borrowings were outstanding under the credit agreements at March 31, 2003.

6. Financial Instruments

The following table is a summary of the notional amount of interest rate and currency derivatives outstanding:

(Millions of dollars)		March 31,	December 31,
	Maturity	2003	2002
Interest rate swaps:
Floating to fixed	less than 1 Year	$--	$100

Total interest rate swaps		$--	$100

Currency contracts:
Balance sheet items	less than 1 Year	$252	$222
Firm commitments	less than 1 Year	1	1
Anticipated net income	less than 1 Year	121	210

Total currency contracts		$374	$433

Interest Rate Swaps – During the first quarter of 2003, Praxair’s $100 million notional amount interest rate swap agreement outstanding at December 31, 2002, that converted variable rate lease payments to fixed rate lease payments, matured. This swap agreement was designated as, and was effective as, a cash flow hedge of an outstanding lease obligation. During the quarter, Praxair recognized in earnings an insignificant deferred loss from accumulated other comprehensive income (loss) as the underlying hedged transaction occurred and was recognized in earnings. Any hedging ineffectiveness was also recorded and was not significant.

During 2002, Praxair entered into and terminated $500 million notional amount of interest rate swap agreements that effectively converted fixed rate interest to variable rate interest on the $500 million 6.375% notes that mature in April 2012. The termination resulted in a cash gain of $47 million, which Praxair recognized in earnings and was equally offset with a charge to earnings for the changes in fair value of the underlying debt instrument. The fair value increase of $47 million to the $500 million 6.375% notes is being recorded in earnings as a straight-line reduction to interest expense over the remaining original term of the underlying debt, or about ten years. For the quarter ended March 31, 2003, $1 million was recognized in earnings as a reduction to interest expense and $44 million remains unamortized (see Note 5). At December 31, 2002, $45 million remained unamortized.

Currency Contracts — Praxair is a party to currency exchange forward contracts to manage its exposure to changing currency exchange rates that mature within one year. At March 31, 2003, Praxair had $374 million notional amount of currency exchange forward contracts outstanding ($433 million at December 31, 2002); $252 million to hedge recorded balance sheet exposures ($222 million at December 31, 2002); $1 million at March 31, 2003 and December 31, 2002 to hedge firm commitments for the purchase of equipment related to construction projects; and $121 million to hedge anticipated future net income ($210 million at December 31, 2002). Additionally, there were $76 million notional value of currency exchange contracts that effectively offset each other ($39 million at December 31, 2002).

The net income hedges are related to anticipated 2003 net income for the full year in China, Peru, Colombia, India, Thailand and Korea; for the nine months ending September 30, 2003 in Brazil and Europe; and for the three months ending June 30, 2003 in Canada.

At March 31, 2003 the fair value of all derivative instruments has been recorded in the condensed consolidated balance sheet as follows: $5 million in current assets and $3 million in current liabilities ($4 million in current assets and $2 million in current liabilities at December 31, 2002).

7. Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents. The difference between the number of shares used in the basic earnings per share calculation compared to the diluted earnings per share calculation is due to the dilutive effect of outstanding stock options. Stock options for 2,783,870 shares were not included in the computation of diluted earnings per share for the quarter ended March 31, 2003 (884,200 during the quarter ended March 31, 2002) because the exercise prices were greater than the average market price of the common stock.

8. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2003, were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total

Balance, December 31, 2002	$759	$99	$39	$20	$68	$985
Acquisitions	9	-	-	-	-	9
Foreign currency
translation adjustments	7	5	4	1	1	18

Balance, March 31, 2003	$775	$104	$43	$21	$69	$1,012

Changes in the carrying amount of other intangibles for the three months ended March 31, 2003, were as follows:

(Millions of dollars)	License/Use Agreements	Non-compete Agreements	Patents	Sub-total	Accumulated Amortization	Total

Balance, December 31, 2002	$33	$29	$15	$77	$(27)	$50
Additions	3	1	-	4	(1)	3

Balance, March 31, 2003	$36	$30	$15	$81	$(28)	$53

There are no expected residual values related to these intangible assets. The weighted average amortization period for intangible assets is approximately 11 years. Estimated annual amortization expense is as follows:

For the year ended December 31,
2003	$7
2004	7
2005	5
2006	6
2007	6
Thereafter	22

$53

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results

	Quarter Ended March 31,		Percent
(Dollar amounts in millions)	2003	2002	Change
Sales	$1,337	$1,232	+9%
Gross margin*	$533	$533	--%
As a percent of sales	40%	43%	-3%
Selling, general and administrative	$185	$184	--%
As a percent of sales	14%	15%	-1%
Depreciation and amortization	$122	$121	+1%
Other income (expenses) - net	$6	$6	--%
Operating profit	$215	$217	-1%
Interest expense	$42	$51	-18%
Effective tax rate	24%	22%	+2%
Income before cumulative
effect of an accounting change	$130	$127	+2%

* Gross margin excludes depreciation and amortization expense

Sales increased $105 million, or 9%, versus the respective 2002 period. In the first quarter, price and volume improvements increased sales by 3% and 2%, respectively. Sales were adversely effected 1% by currency movements. An increase in natural gas costs, which we are contractually obligated to pass on to on-site hydrogen customers, increased sales $47 million, or 4%, with no impact on operating profit. The impact of acquisitions, net of divestitures, increased sales by 1%.

Gross margin, as a percent of sales, declined 300 basis points to 40% during the first quarter of 2003. The reduction in gross margin as a percentage of sales is primarily driven by the dilution effect of the natural gas pass-through costs (180 basis points), a higher number of plant maintenance turnarounds in North America, and a spike in energy costs incurred late in the quarter. Praxair expects to recover these higher energy costs in later quarters through contractual escalation clauses and surcharges.

Selling, general and administrative expenses for the quarter increased $1 million, representing 14% of sales versus 15% for the respective 2002 period. The increase in selling, general and administrative expenses was due to acquisitions ($3 million) and was partially offset by the favorable effects of currency ($2 million). Productivity improvements offset inflationary cost pressures.

Operating profit declined $2 million, or 1%, for the quarter versus the respective 2002 period. The decrease is largely attributable to the higher energy costs and turnarounds in the first quarter of 2003 discussed above, which were largely offset by productivity initiatives and sales volume growth. Operating profit, as a percentage of sales, in the first quarter of 2003 was 16.1% versus 17.6% in the first quarter of 2002. The decline in operating profit margin for the first quarter is largely a result of the impact of higher North American natural gas prices increasing revenues with no impact on operating profit and higher operating costs associated with the spike in first quarter energy costs and plant maintenance turnarounds.

Income before cumulative effect of an accounting change increased 2% for the quarter versus the respective 2002 period largely due to a decline in interest expense of $9 million related to lower debt levels and lower interest rates. For the quarter ended March 31, 2003, the effective tax rate increased 2% versus the same period of 2002. The higher rate is a result of lower earnings contribution from Brazil, which has a lower effective tax rate; and lower interest expense, which is taxed at the higher U.S. rate.

The number of employees at March 31, 2003 was 24,730, reflecting a decrease of 280 employees since December 31, 2002. The reduction relates to our focus on productivity initiatives and plant closures in Surface Technologies and the transfer of employees in Poland to the BOC Group (see Europe segment discussion).

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows (for a description of Praxair’s operating segments, refer to Note 4 to the consolidated financial statements included in Praxair’s 2002 Annual Report to shareholders):

	Quarter Ended March 31,		Percent
(Dollar amounts in millions)	2003	2002	Change

SALES
North America	$893	$802	+11%
South America	148	170	-13%
Europe	165	132	+25%
Asia	84	73	+15%
Surface Technologies	98	99	-1%
Eliminations	(51)	(44)

	$1,337	$1,232	+9%

SEGMENT OPERATING PROFIT
North America	$131	$137	-4%
South America	29	31	-6%
Europe	38	30	+27%
Asia	13	10	+30%
Surface Technologies	4	9	-56%

	$215	$217	-1%

North America

Sales increased $91 million, or 11%, for the quarter versus the respective 2002 period. In the first quarter, volumes increased 3% primarily as a result of growth in our energy, steel and healthcare markets. Healthcare-related acquisitions favorably impacted sales growth by 1%. Increased natural gas costs, which we are contractually obligated to pass on to on-site hydrogen customers, increased sales by $47 million, or 6%, with no impact on operating profit. Realized price increases of 2% were partially offset by a 1% decline due to currency effects.

Operating profit decreased $6 million, or 4%, for the quarter versus the respective 2002 period due to higher energy costs and higher number of plant maintenance turnarounds. North American results were adversely impacted by $2 million related to currency. The spike in first quarter energy costs will be recouped in future quarters as contract escalations and surcharges take effect.

South America

Sales decreased $22 million, or 13%, for the quarter versus the respective 2002 period. Realized price increases of 8% and volume increases of 10% in the quarter partially mitigated the currency devaluation of 31%. Volume growth continued to be driven by the steel, chemical and healthcare markets as the general economic environment improved.

Operating profit decreased $2 million, or 6%, for the quarter versus the respective 2002 period. The improvement in operating profit due to higher sales volume was more than offset by the impact of currency ($6 million). Realized price increases and productivity initiatives offset inflationary pressures on cost structures.

There are significant uncertainties surrounding the economic and political stability in Venezuela resulting in lower economic activity and significant currency movements versus the U.S. dollar. Investor concerns over Argentina and Brazil appear to be moderating since December 31, 2002 as evidenced by recent improvement in the foreign exchange rates.

To help understand the reported results and to anticipate the future impacts of currency movements, the following is a summary of the exchange rates used to translate the financial statements in Brazil, Argentina and Venezuela (rates of exchange expressed in units of local currency per U.S. dollar):

	Income statement		Balance Sheet
	(First Quarter Average)		March 31,	December 31,
Currency	2003	2002	2003	2002
Brazil Real	3.50	2.38	3.48	3.53
Argentina Peso	3.17	2.14	3.12	3.37
Venezuela Bolivar	1,636	859	1,684	1,401

Future currency movements versus the U.S. dollar, if any, will continue to impact reported results. In the first three months of 2003, Brazil represented 77% of South America’s sales, while Argentina and Venezuela each represented 4% of South America’s sales. The functional currency used for translation to the U.S. dollar for Argentina and Brazil are the Peso and Real, respectively, while the Company uses the U.S. dollar in Venezuela, as it is a highly inflationary economy in accordance with SFAS 52. Praxair will continue to monitor developments in these countries and if the cumulative inflation rate in Argentina or Brazil exceeds 100% for a consecutive three-year period, we will change the functional currency to the U.S. dollar.

Europe

Sales increased $33 million, or 25%, for the quarter versus the respective 2002 period. The increase in first quarter sales was due to the strong Euro currency impact (22%) and strong sales volume growth (4%) in the steel, aluminum, and healthcare markets. In addition, sales increased 1% due to realized price increases, and were negatively impacted 2% for the divestiture of assets related to our operations in Poland.

Operating profit increased $8 million, or 27%, for the quarter versus the respective 2002 period. Approximately 17% of the first quarter operating profit growth was attributed to currency, and the remainder was largely due to sales volume growth. Realized price increases largely offset inflationary pressures on underlying cost structures.

On January 31, 2003 Praxair completed the previously announced sale of the assets of Praxair Polska, its Polish subsidiary, to the BOC Group for approximately $50 million, which marginally exceeded its carrying value. For the year ended December 31, 2002, Praxair Polska had sales of $26 million.

Asia

Sales increased $11 million, or 15%, for the quarter versus the respective 2002 period. The sales growth was driven by higher volumes of 10%, principally in the China industrial, pharmaceutical and on-site steel markets. Additionally, there were favorable currency impacts of 4%, and realized price increases of 1%.

Operating profit increased $3 million, or 30% for the quarter versus the respective 2002 period. The increase is due primarily to higher sales volume and currency ($1 million). Productivity improvements offset inflationary pressures on operating cost structures.

Surface Technologies

Sales decreased $1 million, or 1%, for the quarter ended March 31, 2003 versus the respective 2002 period. Sales volumes declines of 8% were due primarily to continued weakness in coating services, reflecting the weak manufacturing environment in the U.S. and weakness in the aviation repair market due to the slowdown of the commercial airline industry. Substantially offsetting the sales declines were favorable currency impacts of 7%.

Operating profit for the quarter was $5 million lower compared to the respective 2002 period. Productivity improvements continue to partially mitigate the impact of sales volume declines and the adverse mix impact of lower sales in the aviation repair market. The quarter included restructuring costs of $2 million as we continue to reduce costs in a weak environment. Cost benefits of these actions will be realized in future quarters.

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

	Quarter Ended March 31,

	2003	2002

NET CASH PROVIDED BY (USED FOR):
Net income plus depreciation and amortization, and
accounting change	$252	$248
Working capital	(89)	(78)
Other - net	8	(23)

Net cash provided by operating activities	$171	$147

INVESTING ACTIVITIES
Capital expenditures	$(123)	$(107)
Acquisitions	(14)	(60)
Divestitures and asset sales	52	14

Net cash used for investing activities	$(85)	$(153)

FINANCING ACTIVITIES
Debt (reductions) increases	$(8)	$22
Minority transactions and other	(5)	4
Issuances (purchases) of common stock	(18)	11
Cash dividends	(35)	(31)

Net cash used for financing activities	$(66)	$6

DEBT-TO-CAPITAL RATIO, AT DECEMBER 31:
Debt	$2,742	$2,748
Capital*	$5,379	$5,252
Debt-to-capital ratio*	51.0%	52.3%

*Represents a non-GAAP measure, see "Other Financial Data" section that follows for definition

Cash Flow from Operations

Cash flow from operations of $171 million in the three months ended March 31, 2003 was up 16% versus $147 million in 2002. The improved operating cash flow is due to improved operating results, a reduction in severance-related cash payments, and the timing of cash payments for deferred taxes.

Investing

Cash flow used for investing in the first three months of 2003 totaled $85 million, a decrease of $68 million from the first three months of 2002. This decrease is primarily due to the proceeds from the divestiture of assets associated with Praxair’s business in Poland.

Capital expenditures for the three months ended March 31, 2003 totaled $123 million, an increase of $16 million from the respective period in 2002. The increase in capital expenditures is primarily related to the expansion of our hydrogen manufacturing capacity in the United States. On a worldwide basis, capital expenditures for the full year 2003 are expected to be approximately $600 million.

Acquisition expenditures for the three months ended March 31, 2003 totaled $14 million, a decrease of $46 million from the corresponding period in 2002. Acquisitions in the first three months of 2003 were focused on small electronics, packaged gases and healthcare targets, while larger healthcare acquisitions were made in the first three months of 2002.

Financing

At March 31, 2003, Praxair’s total debt outstanding was $2,742 million, in line with December 31, 2002 levels. Cash used for financing activities in the three months ended March 31, 2003 was $66 million versus $6 million of cash provided by financing activities for the three months ended March 31, 2002 due to lower stock issuances in the current period. In the first three months of 2003, cash dividends were increased to $0.215 per share ($0.86 per share annualized) from $0.19 per share in the first three months of 2002 ($0.76 per share annualized).

During the first quarter of 2003, Praxair repaid $300 million of 6.75% notes and $75 million of 6.625% notes that were due on March 1, 2003 and March 15, 2003, respectively. On April 15, 2003, Praxair repaid $250 million of 6.15% notes that were due. The repayments were funded through the issuance of commercial paper.

The Company currently has a shelf registration for approximately $1.4 billion which, depending on market conditions, may be utilized to refinance commercial paper.

As discussed in Note 3, two leases related to liquid storage and distribution equipment terminate in September 2003 and March 2004, respectively. Management is currently evaluating whether to exercise the purchase options or to sell the related equipment at the termination of each lease. In the event either purchase option is exercised, the company currently plans to finance the purchase through sources of long-term borrowing that are expected to be available. If the company elects to sell the equipment, cash requirements will be limited to the guarantee payment, if any, which is not expected to be significant based on recent appraisals of the equipment.

Other Financial Data

Definitions of the following non-GAAP measures may not be comparable to similar definitions used by other companies. Praxair believes that its debt-to-capital ratio is appropriate for measuring its financial leverage. The Company believes that its after-tax return on invested capital ratio is an appropriate measure for judging performance as it reflects the approximate after-tax profit earned as a percentage of investments by all parties in the business (debt, minority interest, preferred stock, and shareholders’ equity).

	March 31,	December 31,
(Millions of dollars)	2003	2002

TOTAL CAPITAL
Debt	$2,742	$2,748
Minority interests	160	164
Shareholders' equity	2,477	2,340

	$5,379	$5,252

DEBT-TO-CAPITAL RATIO	51.0%	52.3%

	March 31,	December 31,
(Millions of dollars)	2003	2002

AFTER-TAX RETURN ON CAPITAL (ROC)
Operating profit	$215	$217
Less: reported taxes	(41)	(37)
Less: tax benefit on interest expense	(10)	(11)
Add: equity income	3	2

Net operating profit after-tax (NOPAT)	$167	$171
Beginning capital	$5,252	$5,627
Ending capital	$5,379	$5,605
Average capital	$5,316	$5,616
After-tax ROC %	3.1%	3.0%
After-tax ROC % (annualized)	12.6%	12.2%

Praxair’s debt-to-capital ratio decreased from 52.3% at December 31, 2002 to 51.0% at March 31, 2003. This improvement primarily resulted from higher equity levels from first quarter earnings.

After-tax return on capital increased to 12.6% from 12.2% at March 31, 2003 versus March 31, 2002 due to the reduction in debt between the first quarter of 2002 and 2003.

Raw Materials

Energy is the single largest cost in the production and distribution of industrial gases. Most of Praxair’s energy requirements are in the form of electricity, crude hydrogen and natural gas (for hydrogen) and diesel fuel (for distribution). A shortage or interruption of energy, or increases in energy prices that cannot be passed through to customers, are risks to Praxair’s business and financial performance. Because many of Praxair’s contracts with customers are long-term, with pass-through provisions, the company has not historically experienced significant difficulties related to recovery of energy costs and transportation costs. However, during 2003 there has been continued volatility in the cost of electricity and in natural gas prices in the United States. To date, Praxair has been able to substantially mitigate the financial impact of these costs by passing them on to customers. The mechanics of certain pass-through provisions result in the recovery of increased costs on a prospective basis, as there is a time lag in adjusting indices. Praxair does not expect significant supply issues in the United States. The outcome of the energy situation and its impact on the foreign economies where Praxair operates is unpredictable at this time and may pose unforeseen future risk. Also, refer to Raw Materials and Markets in the Management’s Discussion and Analysis Section of Praxair’s 2002 Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to the Market Risks and Sensitivity Analysis in the Management’s Discussion and Analysis section of Praxair’s 2002 Annual Report.

Item 4. Controls and Procedures

(a)

Based on an evaluation of the effectiveness of the design and operation of Praxair’s disclosure controls and procedures, which evaluation was made under the supervision and with the participation of management, including Praxair’s principal executive officer and principal financial officer within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q, the principal executive officer and principal financial officer have each concluded that such disclosure controls and procedures are effective in ensuring that information required to be disclosed by Praxair in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)

No significant changes were made to Praxair’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of Praxair's shareholders was held on April 22, 2003.

(b)	Three directors were elected at that meeting with vote results as follows:

NOMINEE	VOTES FOR	VOTES WITH	HELD

Claire W. Gargalli	118,238,219	16,688,017
G. Jackson Ratcliffe, Jr	118,216,661	16,709,575
Dennis H. Reilley	117,295,185	17,631,051

The other directors whose term of office continues after that meeting are: Alejandro Achaval, Dale F. Frey, Ronald L. Kuehn, Jr., Raymond W. LeBoeuf, Benjamin F. Payton, Wayne T. Smith, and H. Mitchell Watson, Jr.

(c)

Also at that meeting, a shareholder proposal recommending that the Board redeem rights issued to shareholders under Praxair’s Stockholder Protection Rights Agreement was properly presented and voted upon. Having received a majority of the votes cast at the meeting, the proposal was adopted. The vote was as follows:

VOTES FOR	VOTES AGAINST	ABSTENTIONS

91,458,605	31,419,353	745,801

The shares voted FOR the proposal represented 67.8% of the shares outstanding.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

12.01	Computation of Ratio of Earnings to Fixed Charges.

(b)	The following reports on Form 8-K have been filed or furnished since December 31, 2002:

DATE	ITEMS REPORTED

April 21, 2003	Furnishing information about Praxair, Inc.‘s first-quarter 2003 earnings pursuant to Item 9, “Regulation FD Disclosure” and Item 12, “Results of Operations and Financial Condition.”

February 21, 2003	Filing an announcement that William A. Wise, then Chairman and Chief Executive Officer of El Paso Corporation, resigned from Praxair's Board of Directors, effective February 21, 2003

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAXAIR, INC. (Registrant)

Date: May 12, 2003	By: /s/ Patrick M. Clark
Patrick M. Clark Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)

CERTIFICATIONS

I, Dennis H. Reilley, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Praxair, Inc.;

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing equivalent function):

(a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	By: /s/ Dennis H. Reilley
Dennis H. Reilley Chairman, President and Chief Executive Officer (principal executive officer)

CERTIFICATIONS — continued

I, James S. Sawyer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Praxair, Inc.;

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing equivalent function):

(a)

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	By: /s/ James S. Sawyer
James S. Sawyer Chief Financial Officer (principal financial officer)