Form 10-Q
period 2003-06-30
PRAXAIR INC
filed 2003-08-08
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

/  /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

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

Yes  x     No

At July 31, 2003, 162,965,533 shares of common stock ($0.01 par value) of the Registrant were outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended June 30,

	2003	2002

SALES	$1,401	$1,307
Cost of sales, exclusive of
depreciation and amortization	833	755
Selling, general and administrative	192	191
Depreciation and amortization	127	120
Research and development	19	16
Other income (expense) - net	(7)	19

OPERATING PROFIT	223	244
Interest expense	35	47

INCOME BEFORE INCOME TAXES	188	197
Income taxes	35	43

	153	154
Minority interests	(6)	(6)
Income from equity investments	3	2

NET INCOME	$150	$150

PER SHARE DATA:
Basic earnings per share:
Net income	$0.92	$0.92

Diluted earnings per share:
Net income	$0.91	$0.91

Cash dividends per share	$0.215	$0.19

WEIGHTED AVERAGE SHARES OUTSTANDING (000's):
Basic shares outstanding	163,344	162,697
Diluted shares outstanding	165,425	164,835

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Six Months Ended June 30,

	2003	2002

SALES	$2,738	$2,539
Cost of sales, exclusive of
depreciation and amortization	1,637	1,454
Selling, general and administrative	377	375
Depreciation and amortization	249	241
Research and development	36	33
Other income (expense) - net	(1)	25

OPERATING PROFIT	438	461
Interest expense	77	98

INCOME BEFORE INCOME TAXES	361	363
Income taxes	76	80

	285	283
Minority interests	(11)	(10)
Income from equity investments	6	4

INCOME BEFORE CUMULATIVE EFFECT
OF AN ACCOUNTING CHANGE	280	277
Cumulative effect of an accounting change	-	(139)

NET INCOME	$280	$138

PER SHARE DATA:
Basic earnings (loss) per share:
Before cumulative effect of an
accounting change	$1.72	$1.70
Accounting change	-	(0.85)

Net income	$1.72	$0.85

Diluted earnings (loss) per share:
Before cumulative effect of an
accounting change	$1.70	$1.67
Accounting change	-	(0.84)

Net income	$1.70	$0.83

Cash dividends per share	$0.43	$0.38

WEIGHTED AVERAGE SHARES OUTSTANDING (000's):
Basic shares outstanding	163,113	163,111
Diluted shares outstanding	165,045	165,383

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Millions of dollars)

	June 30,	December 31,
	2003	2002

	(Unaudited)

ASSETS

Cash and cash equivalents	$54	$39
Accounts receivable	965	860
Inventories	294	277
Prepaid and other current assets	123	110

TOTAL CURRENT ASSETS	1,436	1,286

Property, plant and equipment - net	5,068	4,666
Goodwill	1,041	985
Other intangible assets	53	50
Other assets	425	414

TOTAL ASSETS	$8,023	$7,401

LIABILITIES AND EQUITY

Accounts payable	$369	$378
Short-term debt	154	215
Current portion of long-term debt	22	23
Other current liabilities	494	484

TOTAL CURRENT LIABILITIES	1,039	1,100
Long-term debt	2,776	2,510
Other long-term obligations	1,160	1,287

TOTAL LIABILITIES	4,975	4,897

Minority interests	168	164
Shareholders' equity	2,880	2,340

TOTAL LIABILITIES AND EQUITY	$8,023	$7,401

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Six Months Ended June 30,

	2003	2002

OPERATIONS
Net income	$280	$138
Adjustments:
Depreciation and amortization	249	241
Accounting change	-	139
Deferred income taxes	14	-
Other non-cash charges	2	(5)
Working capital	(110)	(69)
Long-term assets, liabilities and other	12	(37)

Net cash provided by operating activities	447	407

INVESTING
Capital expenditures (see Note 3)	(616)	(221)
Acquisitions	(39)	(69)
Divestitures and asset sales	54	15

Net cash used for investing activities	(601)	(275)

FINANCING
Short-term (repayments) borrowings - net	(71)	118
Long-term borrowings	1,335	798
Long-term debt repayments	(1,076)	(886)
Minority transactions and other	(3)	(1)
Issuance of common stock	117	131
Purchases of common stock	(64)	(236)
Cash dividends	(70)	(62)

Net cash provided by (used for)
financing activities	168	(138)

Effect of exchange rate changes on cash and
cash equivalents	1	(1)

Change in cash and cash equivalents	15	(7)
Cash and cash equivalents beginning-of-period	39	39

Cash and cash equivalents end-of-period	$54	$32

The accompanying notes are an integral part of these financial statements

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Dollar amounts in millions, except share data, shares in thousands)
(UNAUDITED)

	Common Stock		Additional Paid-In	Treasury Stock		Retained	Accumulated Other Comprehensive Income
Activity	Shares	Amounts	Capital	Shares	Amounts	Earnings	(Loss) (b)	Total

Balance, January 1, 2003	173,950	$2	$1,965	11,682	$(547)	$2,593	$(1,673)	$2,340
Net income						280		280
Translation adjustments							272	272
Minimum pension liability,
net of $1 million taxes							(2)	(2)

Comprehensive income (a)								550
Dividends on common stock
($0.43 per share)						(70)		(70)
Issuances of common stock:
For the dividend reinvestment
and stock purchase plan	25	-						-
For employee savings and
Incentive plans	1,723	-	83	(877)	41			124
Purchases of common stock				1,204	(64)			(64)

Balance, June 30, 2003	175,698	$2	$2,048	12,009	$(570)	$2,803	$(1,403)	$2,880

(a) The components of comprehensive income are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income	$150	$150	$280	$138
Translation adjustments	214	(102)	272	(140)
Minimum pension liability	-	-	(2)	-
Derivatives	-	(1)	-	2

Comprehensive income	$364	$47	$550	$-

(b) The components of accumulated other comprehensive income (loss) are as follows:

	June 30,	December 31,
	2003	2002,

Accumulated translation adjustments	$(1,293)	$(1,565)
Accumulated minimum pension liability	(109)	(107)
Accumulated derivatives	(1)	(1)

	$(1,403)	$(1,673)

The accompanying notes are an integral part of these financial statements

PRAXAIR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Summary of Significant Accounting Policies

Presentation of Condensed Consolidated Financial Statements—In the opinion of Praxair, Inc. (Praxair) management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented. These consisted of only normal recurring adjustments. The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to the consolidated financial statements of Praxair, Inc. and subsidiaries in Praxair’s 2002 Annual Report.

Stock-Based Compensation—Praxair accounts for incentive plans and stock options using the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Pro forma information required by Statement of Financial Accounting Standards No. (“SFAS”) 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, requires Praxair to disclose pro forma net income and pro forma earnings per share amounts as if compensation expense was recognized. Pro forma net income and the related basic and diluted earnings per share amounts would be as follows:

(Dollar amounts in millions, except per share data)	Quarter Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

NET INCOME:
As reported	$150	$150	$280	$138
Less: total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects*	(7)	(6)	(13)	(13)

Pro forma net income	$143	$144	$267	$125

BASIC EARNINGS PER SHARE:
As reported	$0.92	$0.92	$1.72	$0.85
Pro forma	$0.87	$0.88	$1.64	$0.76

DILUTED EARNINGS PER SHARE:
As reported	$0.91	$0.91	$1.70	$0.83
Pro forma	$0.86	$0.87	$1.62	$0.75

*	The above options are granted primarily in the U.S. and are shown net of Praxair's U.S. marginal tax rate of 35%.

These pro forma disclosures may not be representative of the effects for future years as options vest over several years and additional awards generally are made each year.

During the quarter and six months ended June 30, 2003, Praxair granted options for 22,500 and 1,980,300 shares, respectively, of common stock having option prices ranging from $52.85 to $57.52 per share (weighted average price of $52.91), the closing market price of Praxair’s common stock on the day of the grants. At June 30, 2003 there were 13,118,247 shares under option at prices ranging from $15.75 to $58.65 per share (weighted average of $46.30) of which options for 8,421,056 shares were exercisable at prices ranging from $15.75 to $58.65 per share (weighted average of $43.12). During the quarter and six months ended June 30, 2003, options for 1,245,011 and 1,720,154 shares of common stock were exercised.

2.   Recently Issued Accounting Standards and Accounting Change

In July 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 became effective for disposal activities initiated after December 31, 2002 and did not have a material effect on Praxair’s financial position or results of operations in the first half of 2003.

In December 2002, the FASB issued Interpretation No. (“FIN”) 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. This interpretation expands the disclosures to be made by Praxair about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation underlying the guarantee. Praxair was required to disclose its issued guarantees beginning December 31, 2002 and, on a prospective basis, is required to record the fair value of certain guarantees that it may issue beginning in 2003. This interpretation did not have a material impact on Praxair’s financial position or results of operations in the first half of 2003.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment to FASB Statement 123". This standard provides alternative methods of transition for a voluntary change to the fair value based method (expense treatment) of accounting for stock-based employee compensation. Praxair adopted this standard as it pertains to the new disclosure requirements effective December 31, 2002 (see Note 1). In 2003, the FASB added stock-based compensation to its technical agenda and plans to issue a new standard which may go into effect as early as 2004, and may require all companies to expense the fair value of employee stock options as earned. Until a new statement is issued, the provisions of SFAS 123 (as amended by SFAS 148), which permit the continued use of the intrinsic value method, remain in effect.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”, which is effective for Praxair as of July 1, 2003. A variable interest entity (“VIE”) is a corporation, partnership, trust or other legal entity that does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its own activities. This interpretation requires a company to consolidate a VIE when the company has a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns or both. From time to time, Praxair invests in subsidiary companies that may not have sufficient equity to fund their operations without assistance from Praxair or other investors. As of June 30, 2003 all significant VIE’s of which Praxair is the primary beneficiary were already consolidated.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies financial accounting for reporting for derivative instruments, including derivatives embedded in other contracts and hedging activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and will not have a material effect on Praxair’s financial condition or results of operations.

In May 2003, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue 01-8, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-8”), that outlines specific criteria for determining when a supply arrangement or portion thereof should be accounted for as a lease. EITF 01-8 became effective for Praxair for certain on-site supply arrangements entered into or modified after June 30, 2003 that are dependent upon specific assets used to supply primarily one customer. An arrangement may be considered in part a lease if, among other things, no other asset can be effectively substituted to supply the customer and if there are no other customers using more than a minor amount of the asset in question. Praxair believes that certain of its arrangements may be considered leases under EITF 01-8, however, any resulting prospective change in accounting treatment is not expected to have a material impact on Praxair’s financial condition or results of operations.

In May 2003, the EITF finalized Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 requires that elements of a revenue arrangement be accounted for separately when those elements have a separate value to the customer on a standalone basis, there is objective and reliable evidence of the element’s fair value, and delivery of undelivered items are considered probable and in the seller’s control. EITF 00-21 is effective for arrangements entered into after June 30, 2003. Praxair will apply EITF 00-21 to any arrangements in which the Company identifies a lease element under EITF 01-8 (see above) by accounting for any rental revenues separately from product sales. Praxair is currently evaluating the impact, if any, of adopting EITF 00-21.

2002 Accounting Change — Praxair adopted SFAS 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002. Under the new standard, companies no longer amortize goodwill or indefinite-lived intangible assets. The standard required the Company to perform an initial assessment of whether there was an indication that the carrying value of goodwill was impaired. During the second quarter of 2002, Praxair completed the initial impairment test and concluded that certain of its goodwill was impaired, resulting in a non-cash after-tax charge of $139 million, or $0.85 per share on a diluted basis. The charge included the $144 million goodwill write-down, a $2 million charge for goodwill held on an equity investment, which was recorded as a write-down of the investment, and was also net of a $7 million tax benefit. The charge was recorded as a cumulative effect of an accounting change, retroactive to January 1, 2002. Such an assessment must be conducted at least annually at the reporting unit level, and any such impairment must be recorded as a charge to operating earnings. The annual impairment tests for 2002 and 2003 were performed during the second quarter of each year and no additional impairments were indicated.

3.    Leases

As summarized in the “Off-Balance Sheet Arrangements and Contractual Obligations” section on page 33 of the 2002 Annual Report, Praxair had leases for U.S. liquid storage and distribution equipment, and for production facilities along the U.S. Gulf Coast. During June 2003, Praxair terminated these leases and purchased the underlying equipment and facilities for a total of approximately $339 million.

The equipment leases originated in 1998 and 1999 in sale-leaseback transactions (see Note 5 on page 47 of the 2002 Annual Report). On June 30, 2003, Praxair purchased the equipment for $230 million and reduced the carrying value of the equipment by deferred gains of $152 million from the original sale-leaseback transactions. The U.S. Gulf Coast leases were initiated by CBI Industries, Inc. (“CBI”) and were subsequently assumed by Praxair in its acquisition of CBI in 1996. On June 27, 2003, Praxair terminated the leases and purchased the production facility assets for approximately $109 million.

As a result of the foregoing lease terminations, commitments for minimum lease obligations at December 31, 2002 as disclosed in Note 5 on page 47 of the 2002 Annual Report have decreased by approximately $11 million for the remainder of 2003, $17 million for 2004 and approximately $16 million annually thereafter through 2015.

4.    Inventories

The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	June 30,	December 31,
	2003	2002

Raw materials and supplies	$82	$78
Work in process	32	31
Finished goods	180	168

	$294	$277

5.   Debt

The following is a summary of Praxair’s outstanding debt at June 30, 2003 and December 31, 2002.

	June 30,	December 31,
(Millions of dollars)	2003	2002

SHORT-TERM
Canadian borrowings	$74	$65
U.S. borrowings	4	7
South American borrowings	54	64
Asian borrowings	18	74
Other international borrowings	4	5

Total short-term debt	154	215

LONG-TERM
U.S. borrowings
Commercial paper and U.S. borrowings	327	86
6.625% Notes due 2003	-	75
6.75 Notes due 2003	-	300
6.15 Notes due 2003	-	250
6.85 Notes due 2005	150	150
6.90 Notes due 2006	250	250
4.75 Notes due 2007 (a)	249	249
6.625% Notes due 2007	250	250
6.50 Notes due 2008	250	250
2.75% Notes due 2008 (a)	299	-
6.375% Notes due 2012 (a, b)	541	543
3.95% Notes due 2013 (a)	349	-
Other borrowings	38	40
South American borrowings	30	28
Asian borrowings	53	52
Other international borrowings	5	3
Obligations under capital lease	7	7

	2,798	2,533
Less: current portion of long-term debt	22	23

Total long-term debt	2,776	2,510

Total debt	$2,952	$2,748

(a)	Amounts are net of unamortized discounts.

(b)	June 30, 2003 includes a $43 million fair value increase related to SFAS 133 hedge accounting ($45 million at December 31, 2002), see Note 15 on page 53 of the 2002 Annual Report.

During the first quarter of 2003, Praxair repaid $300 million of 6.75% notes and $75 million of 6.625% notes that were due on March 1, 2003 and March 15, 2003, respectively. On April 15, 2003, Praxair repaid $250 million of 6.15% notes that were due. The repayments were funded through the issuance of commercial paper. On May 27, 2003 and June 2, 2003, respectively, Praxair issued $350 million of 3.95% notes due 2013 and $300 million 2.75% notes due 2008. The proceeds of these debt issuances were used to refinance commercial paper and purchase $339 million of previously leased assets.

At June 30, 2003, $327 million of commercial paper ($711 million notes due in 2003 and commercial paper at December 31, 2002) has been classified as long-term because of the Company’s intent to refinance this debt on a long-term basis and the availability of such financing under the terms of its credit agreement (see Note 14 on page 52 of the 2002 Annual Report). In July 2003, Praxair terminated its $500 million 364-day revolving credit facility and maintains its $1 billion credit agreement that expires in 2005. No borrowings were outstanding under the credit agreement at June 30, 2003.

6.   Financial Instruments

The following table is a summary of the notional amount of interest rate and currency derivatives outstanding:

(Millions of dollars)		June 30,	December 31,
	Maturity	2003	2002

Interest rate swaps:
Floating to fixed	less than 1 Year	-	$100

Total interest rate swaps		-	$100

Currency contracts:
Balance sheet items	less than 1 Year	$371	$222
Firm commitments	less than 1 Year	1	1
Anticipated net income	less than 1 Year	70	210

Total currency contracts		$442	$433

Interest Rate Swaps – During the first quarter of 2003, Praxair’s $100 million notional amount interest rate swap agreement outstanding at December 31, 2002, that converted variable rate lease payments to fixed rate lease payments, matured. This swap agreement was designated as, and was effective as, a cash flow hedge of an outstanding lease obligation. During the first quarter of 2003, Praxair recognized in earnings an insignificant deferred loss from accumulated other comprehensive income (loss) as the underlying hedged transaction occurred and was recognized in earnings.

Currency Contracts — Praxair is a party to currency exchange forward contracts (that mature within one year) to manage its exposure to changing currency exchange rates. At June 30, 2003, Praxair had $442 million notional amount of currency exchange forward contracts outstanding ($433 million at December 31, 2002); $371 million to hedge recorded balance sheet exposures ($222 million at December 31, 2002); $1 million at June 30, 2003 and December 31, 2002 to hedge firm commitments for the purchase of equipment related to construction projects; and $70 million to hedge anticipated future net income ($210 million at December 31, 2002). Additionally, there was $85 million notional value of currency exchange contracts that effectively offset each other ($39 million at December 31, 2002).

The net income hedges at June 30, 2003 are related to anticipated net income for balance of the year in China, Peru, Colombia, India, Thailand and Korea and for the three months ending September 30, 2003 in Brazil, Europe, Canada and Mexico. Other income (expense) — net includes a $9 million loss for the quarter and a $8 million loss for the six months ended June 30, 2003 as a result of recognizing these contracts at fair value, of which $5 million and $2 million, respectively, related to anticipated second half net income. Other income (expense) — net includes a $9 million gain for the quarter and a $6 million gain for the six months ended June 30, 2002 of which $7 million and $6 million, respectively, related to anticipated second half net income.

At June 30, 2003 the fair value of all derivative instruments has been recorded in the condensed consolidated balance sheet as follows: $16 million in current assets and $28 million in current liabilities ($4 million in current assets and $2 million in current liabilities at December 31, 2002).

7.   Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents. The difference between the number of shares used in the basic earnings per share calculation compared to the diluted earnings per share calculation is due to the dilutive effect of outstanding stock options. Stock options for -0- and 882,596 shares (899,300 during the quarter and six months ended June 30, 2002) were excluded in the computation of diluted earnings per share for the quarter and six months ended June 30, 2003, respectively, because the exercise prices were greater than the average market price of the common stock.

8. Goodwill and Other Intangible Assets

See Note 2 for a description of the test for goodwill impairment. Changes in the carrying amount of goodwill for the six months ended June 30, 2003, were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total

Balance, December 31, 2002	$759	$99	$39	$20	$68	$985
Acquisitions	18	-	-	-	-	18
Purchase adjustments (a)	(10)	(2)	(1)	-	(3)	(16)
Foreign currency
translation adjustments	17	28	5	1	3	54

Balance, June 30, 2003	$784	$125	$43	$21	$68	$1,041

(a)

Purchase adjustments pertain to the resolution of tax matters for previous years related to deferred income tax allowances on capital loss carryforwards from the 1996 CBI acquisition. The adjustment to goodwill was offset by a corresponding adjustment to deferred income taxes included in other long-term liabilities.

Changes in the carrying amount of other intangibles for the six months ended June 30, 2003, were as follows:

(Millions of dollars)	License/Use Agreements	Non-compete Agreements	Patents	Sub-total	Accumulated Amortization	Total

Balance, December 31, 2002	$33	$29	$15	$77	$(27)	$50
Additions	3	1	-	4	(3)	1
Foreign currency
translation adjustments	1	1	1	3	(1)	2

Balance, June 30, 2003	$37	$31	$16	$84	$(31)	$53

There are no expected residual values related to these intangible assets. The weighted average amortization period for intangible assets is approximately 11 years. Estimated annual amortization expense is as follows:

For the year ended December 31,
2003	$7
2004	7
2005	6
2006	6
2007	6
Thereafter	21

$53

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results

	Quarter Ended June 30,		Percent	Six Months Ended June 30,		Percent
(Dollar amounts in millions)	2003	2002	Change	2003	2002	Change
Sales	$1,401	$1,307	+7%	$2,738	$2,539	+8%
Gross margin*	$ 568	$ 552	+3%	$1,101	$1,085	+2%
As a percent of sales	41%	42%	-1%	40%	43%	-3%
Selling, general and administrative	$ 192	$ 191	+1%	$ 377	$ 375	+1%
As a percent of sales	14%	15%	-1%	14%	15%	-1%
Depreciation and amortization	$ 127	$ 120	+6%	$ 249	$ 241	+3%
Other income (expenses) - net	$ (7)	$ 19	-137%	$ (1)	$ 25	-104%
Operating profit	$ 223	$ 244	-9%	$ 438	$ 461	-5%
Interest expense	$ 35	$ 47	-26%	$ 77	$ 98	-21%
Effective tax rate	19%	22%	-3%	21%	22%	-1%
Income before cumulative
Effect of an accounting change	$ 150	$ 150	--%	$ 280	$ 277	+1%

* Gross margin excludes depreciation and amortization expense

Sales increased $94 million, or 7%, for the quarter and $199 million, or 8%, for the six months ended June 30, 2003 versus the respective 2002 periods. In the second quarter, price, currency and volume improvements increased sales by 3%, 1% and 1%, respectively. The second quarter increase in natural gas costs, which we are contractually obligated to pass on to on-site hydrogen customers, increased sales $22 million, or 2%, with no impact on operating profit. On a year to date basis, price improvements and the natural gas pass-through each increased sales by 3%, and additional sales volume increased sales by 2% due to good performance in metals, energy and healthcare markets.

Gross margin, as a percent of sales, declined 1%, to 41%, in the second quarter and 3%, to 40%, on a year to date basis. In the second quarter, a majority of the decline was driven by the dilution effect of the natural gas pass-through costs. On a year to date basis, approximately 1% of the decline related to natural gas, but margins were further reduced by a higher number of plant maintenance turnarounds in North America, and increased energy costs which rose more rapidly than our ability to contractually pass them through in the merchant market.

Selling, general and administrative expenses as a percent of sales, declined 1%, to 14%, in the second quarter and on a year to date basis as a result of continued cost control initiatives.

Operating profit decreased $21 million, or 9%, for the quarter and $23 million, or 5%, for the six months ended June 30, 2003 versus the respective 2002 periods. Operating profit for 2003 includes a $9 million loss for the quarter and a $8 million loss for the six months ended June 30, 2003 from net income hedges of which $5 million and $2 million, respectively, related to anticipated second half net income. Operating profit for 2002 includes a $9 million gain for the quarter and a $6 million gain for the six months from net income hedges of which $7 million and $6 million, respectively, related to anticipated second half net income. Operating profit, for the quarter and six months ended June 30, 2002, includes $7 million related to a litigation settlement. Excluding the effects of net income hedges and the litigation settlement, operating profit marginally increased in the second quarter, and marginally decreased for the six months, versus their respective 2002 periods. Underpinning the second quarter performance was our continued focus on productivity and cost reduction initiatives which offset inflationary pressures on underlying cost structures. The marginal decline in underlying operating profit for the six months was primarily driven by the aforementioned higher number of plant maintenance turnarounds and increased energy costs in the United States.

Interest expense decreased $12 million, or 26%, for the quarter and $21 million, or 21%, for the six months ended June 30, 2003 versus the respective 2002 periods related to lower debt levels and lower interest rates. The effective income tax rate decreased 3% to 19% for the quarter, and 1% to 21% for the six months ended June 30, 2003, versus the respective 2002 periods primarily due to a $10 million tax benefit recorded in the second quarter resulting from the resolution of various tax matters for previous years. We expect an effective tax rate of 24% for the remainder of 2003. Income before cumulative effect of an accounting change was unchanged for the quarter and increased $3 million, or 1%, for the six months ended June 30, 2003 versus the respective 2002 periods.

The number of employees at June 30, 2003 was 24,996, reflecting a decrease of 14 employees from December 31, 2002 due primarily to the sale of operations in Poland (-300) and restructuring actions in the Surface Technologies segment (-100) which were fully offset by increases related to acquisitions and normal business operations since December 31, 2002.

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows (for a description of Praxair’s operating segments, refer to Note 4 to the consolidated financial statements included in Praxair’s 2002 Annual Report to shareholders):

	Quarter Ended June 30,		Percent	Six Months Ended June 30,		Percent
(Dollar amounts in millions)	2003	2002	Change	2003	2002	Change
SALES
North America	$893	$852	+5%	$1,786	$1,654	+8%
South America	185	172	+8%	333	342	-3%
Europe	175	149	+17%	340	281	+21%
Asia	92	79	+17%	176	152	+16%
Surface Technologies	99	99	--%	197	198	-1%
Eliminations	(43)	(44)		(94)	(88)

	$1,401	$1,307	+7%	$2,738	$2,539	+8%

SEGMENT OPERATING PROFIT
North America	$135	$139	-3%	$266	$276	-4%
South America	26	41	-37%	55	72	-24%
Europe	41	34	+21%	79	64	+23%
Asia	15	13	+15%	28	23	+22%
Surface Technologies	6	10	-40%	10	19	-47%
All other	-	7		-	7

	$223	$244	-9%	$438	$461	-5%

North America

Sales increased $41 million, or 5%, for the quarter and $132 million, or 8%, for the six months ended June 30, 2003 versus the respective 2002 periods. In the second quarter, increased natural gas costs, which we are contractually obligated to pass on to on-site hydrogen customers, increased sales by $22 million, or 3%, with no impact on operating profit. Price increases of 3% were partially offset by a 2% decrease in volumes primarily as a result of weak general manufacturing conditions. Acquisitions favorably impacted sales growth by 1%. On a year to date basis, natural gas pass-through revenues, favorable pricing and acquisitions in the healthcare and packaged gas markets positively impacted sales, 4%, 3% and 1%, respectively.

Operating profit decreased $4 million, or 3%, for the quarter and $10 million, or 4%, for the six months ended June 30, 2003 versus the respective 2002 periods. Second quarter operating profit primarily declined as a result of lower on-site sales volume and increases in electric power costs. Continued focus on productivity and cost savings initiatives mostly offset these adverse impacts and general inflationary pressures. Year to date operating profit primarily declined as a result of higher energy costs which rose more rapidly than our ability to pass them through in our liquid merchant business and a higher number of plant maintenance turnarounds.

South America

Sales increased $13 million, or 8%, for the quarter and decreased $9 million, or 3%, for the six months ended June 30, 2003 versus the respective 2002 periods. Realized price increases of 9% and volume increases of 14% in the quarter more than offset the currency devaluation of 15%. On a year to date basis, currency declines of 23% were partially offset by favorable pricing of 9% and volume increases of 11%. Volume growth continued to be driven by the strong export, metals, chemical, and healthcare markets; and higher demand for services.

Operating profit decreased $15 million, or 37%, for the quarter and $17 million, or 24%, for the six months ended June 30, 2003 versus the respective 2002 periods. Operating profit for 2003 includes a $4 million loss for the quarter and no gain or loss for the six months ended June 30, 2003 from net income hedges of which a $2 million loss and a $1 million gain, respectively, related to anticipated second half net income. Operating profit for 2002 includes a $9 million gain for the quarter and a $8 million gain for the six months from net income hedges of which $8 million and $8 million, respectively, related to anticipated second half net income. Excluding the impact of net income hedges and currency devaluation, second quarter underlying operating profit marginally decreased as pricing and cost productivity programs mostly offset inflation driven cost increases. Underlying year to date operating profit declined primarily due to currency devaluation.

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

To help understand the reported results and to anticipate the future impacts of currency movements, the following is a summary of the exchange rates used to translate the financial statements in Brazil, Argentina and Venezuela (rates of exchange expressed in units of local currency per U.S. dollar):

	Income statement		Balance Sheet
	(Year-to-Date Average)		June 30,	December 31,
Currency	2003	2002	2003	2002

Brazil Real	3.22	2.71	2.87	3.53
Argentina Peso	3.00	2.72	2.80	3.37
Venezuela Bolivar	1,617	941	1,600	1,401

Future currency movements versus the U.S. dollar, if any, will continue to impact reported results. In the first six months of 2003, Brazil represented 78% of South America’s sales, while Argentina and Venezuela each represented 4% of South America’s sales. The functional currency used for translation to the U.S. dollar for Argentina and Brazil are the Peso and Real, respectively, while the Company uses the U.S. dollar in Venezuela, as it is a highly inflationary economy in accordance with SFAS 52. Praxair will continue to monitor developments in these countries and if the cumulative inflation rate in Argentina or Brazil exceeds 100% for a consecutive three-year period, we will change the functional currency to the U.S. dollar.

Europe

Sales increased $26 million, or 17%, for the quarter and $59 million, or 21%, for the six months ended June 30, 2003 versus the respective 2002 periods. The increase in second quarter and year to date sales was largely due to the strong Euro currency impact of 23% and 22%, respectively, partially offset by a decrease in sales due to the divestiture of assets related to our operations in Poland.

Operating profit increased $7 million, or 21%, for the quarter and $15 million, or 23%, for the six months ended June 30, 2003 versus the respective 2002 periods. The second quarter and year to date operating profit increases related to currency and were 24% and 20%, respectively. Operating profit for 2003 includes a $3 million loss for the quarter and a $5 million loss for the six months ended June 30, 2003 from net income hedges of which $2 million and $2 million, respectively, related to anticipated second half net income. Operating profit for 2002 includes a $2 million loss for the quarter and the six months from net income hedges which related to anticipated second half net income. The favorable currency impact in the second quarter was partially offset by lower volumes. On a year to date basis, cost productivity initiatives outpaced inflationary pressures.

On January 31, 2003 Praxair completed the previously announced sale of the assets of Praxair Polska, its Polish subsidiary, to the BOC Group for approximately $50 million, which marginally exceeded its carrying value. For the year ended December 31, 2002, Praxair Polska had sales of $26 million.

Asia

Sales increased $13 million, or 17%, for the quarter and $24 million, or 16%, for the six months ended June 30, 2003 versus the respective 2002 periods. The second quarter sales growth was driven by higher volumes of 13%, principally in the chemicals, metals and electronics markets. Additionally, there were favorable currency impacts of 3%. On a year to date basis, volume increases and favorable currency movements impacted sales by 11% and 3%, respectively.

Operating profit increased $2 million, or 15%, for the quarter and $5 million, or 22%, for the six months ended June 30, 2003 versus the respective 2002 periods. The quarter and year to date improvement is due primarily to higher sales volume.

Surface Technologies

Sales were unchanged for the quarter and decreased $1 million, or 1%, for the six months ended June 30, 2003 versus the respective 2002 periods. Sales volumes declines in the second quarter of 8% were due primarily to continued weakness in coating services, reflecting the weak manufacturing environment in the U.S. and weakness in the aviation repair market due to the slowdown of the commercial airline industry, but were offset by favorable currency impacts of 8%. On a year to date basis, favorable currency movements offset volume declines while pricing declined 1%.

Operating profit decreased $4 million, or 40%, for the quarter and $9 million, or 47%, for the six months ended June 30, 2003 versus the respective 2002 periods. Productivity improvements and favorable currency impacts continue to partially mitigate the impact of sales volume declines, restructuring costs, and the adverse mix impact of lower sales in the aviation repair market. The six months of 2003 included restructuring costs of $2 million as we continue to reduce costs in a weak environment. Cost benefits of these actions will be realized in future quarters.

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

	Six Months Ended June 30,

(Dollar amounts in millions)	2003	2002

NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income plus depreciation and amortization, and
accounting change	$529	$518
Working capital	(110)	(69)
Other - net	28	(42)

Net cash provided by operating activities	$447	$407

INVESTING ACTIVITIES
Capital expenditures	$(616)	$(221)
Acquisitions	(39)	(69)
Divestitures and asset sales	54	15

Net cash used for investing activities	$(601)	$(275)

FINANCING ACTIVITIES
Debt (reductions) increases	$188	$30
Minority transactions and other	(3)	(1)
Issuances (purchases) of common stock	53	(105)
Cash dividends	(70)	(62)

Net cash provided by (used for) financing activities	$168	$(138)

Cash Flow from Operations

Cash flow from operations of $447 million in the six months ended June 30, 2003 was up 10% versus $407 million in 2002. The improved operating cash flow is primarily due to higher net income before depreciation and amortization and reduced cash payments related to the 2001 special charge (see Note 3 on page 44 of the 2002 Annual Report). Working capital increased primarily due to higher accounts receivable at June 30, 2003 compared to the prior period resulting largely from currency appreciation in Europe. Other – net includes reduced cash payments related to the 2001 special charge.

Investing

Net cash used for investing in the first six months of 2003 totaled $601 million, an increase of $326 million from the first six months of 2002. This increase is due to an increase in capital expenditures, partially offset by lower acquisitions, and higher asset sales.

Capital expenditures for the six months ended June 30, 2003 totaled $616 million, an increase of $395 million from the respective period in 2002. The increase is primarily related to the purchase of leased assets for $339 in June 2003 in response to favorable financing conditions (see Note 3 to the Condensed Consolidated Financial Statements). On a worldwide basis, capital expenditures for the full year 2003 are expected to be approximately $600 million excluding the purchase of leased assets.

Acquisition expenditures for the six months ended June 30, 2003 totaled $39 million, a decrease of $30 million from the corresponding period in 2002. Acquisitions in the first half of 2003 were focused on small electronics, packaged gases and healthcare businesses, while larger healthcare acquisitions were made in the 2002 period.

On January 31, 2003 Praxair completed the previously announced sale of the assets of Praxair Polska, its Polish subsidiary, to the BOC Group for approximately $50 million. For the year ended December 31, 2002, Praxair Polska had sales of $26 million.

Financing

At June 30, 2003, Praxair’s total debt outstanding was $2,952 million, $204 million higher than December 31, 2002 levels primarily due to the purchase of the leased assets described above. Cash provided by financing activities in the six months ended June 30, 2003 was $168 million versus $138 million of cash used for financing activities for the six months ended June 30, 2002, primarily due to the increase in debt and a reduction in treasury stock purchases. In the first six months of 2003, cash dividends were $0.43 per share ($0.86 per share annualized) compared to $0.38 per share in the first six months of 2002 ($0.76 per share annualized).

During the first quarter of 2003, Praxair repaid $300 million of 6.75% notes and $75 million of 6.625% notes that were due on March 1, 2003 and March 15, 2003, respectively. On April 15, 2003, Praxair repaid $250 million of 6.15% notes that were due. The repayments were initially funded through the issuance of commercial paper. During the second quarter of 2003, Praxair issued $350 million of 3.95% notes due 2013 and $300 million 2.75% notes due 2008. In July 2003, Praxair terminated its $500 million 364-day revolving credit facility and maintains its $1 billion credit agreement that expires in 2005. No borrowings were outstanding under the credit agreement at June 30, 2003.

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

	June 30,	December 31,
(Dollar amounts in millions)	2003	2002

TOTAL CAPITAL
Debt	$2,952	$2,748
Minority interests	168	164
Shareholders' equity	2,880	2,340

	$6,000	$5,252

DEBT-TO-CAPITAL RATIO	49.2%	52.3%

	Quarter Ended,
	June 30,	June 30,
	2003	2002

AFTER-TAX RETURN ON CAPITAL (ROC)
Operating profit	$223	$244
Less: reported taxes	(35)	(43)
Less: tax benefit on interest expense(a)	(8)	(11)
Add: equity income	3	2

Net operating profit after-tax (NOPAT)	$183	$192

Beginning capital	$5,379	$5,605
Ending capital	$6,000	$5,526
Average capital	$5,690	$5,566

ROC %	3.2%	3.5%

ROC % (annualized)	12.9%	13.8%

	Six Months Ended,
	June 30,	June 30,
	2003	2002

AFTER-TAX RETURN ON CAPITAL (ROC)
Operating profit	$438	$461
Less: reported taxes	(76)	(80)
Less: tax benefit on interest expense(a)	(18)	(22)
Add: equity income	6	4

Net operating profit after-tax (NOPAT)	$350	$363

Beginning capital	$5,252	$5,627
Ending capital	$6,000	$5,526
Average capital	$5,626	$5,577

ROC %	6.2%	6.5%

ROC % (annualized)	12.4%	13.0%

(a)	Tax benefit on interest expense is based on Praxair’s effective tax rates of 24% for 2003, which excludes the impact of the second quarter $10 million tax benefit, and 22% for 2002.

Praxair’s debt-to-capital ratio decreased from 52.3% at December 31, 2002 to 49.2% at June 30, 2003. This improvement primarily resulted from higher shareholders’ equity levels due to net income of $280 million and favorable currency translation adjustments of $272 million for the six months ended June 30, 2003.

After-tax return on capital (“ROC”) calculated on an annualized basis decreased to 12.9% from 13.8% for the quarter ended June 30, 2003 versus June 30, 2002 and to 12.4% from 13.0% for the six months ended June 30, 2003 versus June 30, 2002. These decreases are primarily due to the impact of the purchase of leased assets (0.4% for the first half of 2003) and currency. The lease buyout transaction will reduce ROC by 0.8% in future quarters on an annualized basis.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to the Market Risks and Sensitivity Analysis in the Management’s Discussion and Analysis section of Praxair’s 2002 Annual Report.

Item 4. Controls and Procedures

(a)

Based on an evaluation of the effectiveness of Praxair’s disclosure controls and procedures, which evaluation was made under the supervision and with the participation of management, including Praxair’s principal executive officer and principal financial officer, the principal executive officer and principal financial officer have each concluded that, as of the end of the quarterly period covered by this report, such disclosure controls and procedures are effective in ensuring that information required to be disclosed by Praxair in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

(b)

During the quarterly period covered by this report, no significant change was made to Praxair’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Praxair’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of Praxair’s shareholders was held on April 22, 2003. Information responsive to this Item 4 was reported at Part II, Item 4 of Praxair, Inc.‘s quarterly report on Form 10-Q for the quarter ended March 31, 2003 and is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

12.01	Computation of Ratio of Earnings to Fixed Charges
31.01	Rule 13a-14(a) Certification
31.02	Rule 13a-14(a) Certification
32.01

Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act)

32.02

Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act)

(b) The following reports on Form 8-K have been filed or furnished since March 31, 2003:

DATE	ITEMS REPORTED

July 23, 2003	Furnishing information about Praxair, Inc.‘s second-quarter 2003 earnings pursuant to Item 9, “Regulation FD Disclosure” and Item 12, “Results of Operations and Financial Condition.”

April 21, 2003	Furnishing information about Praxair, Inc.‘s first-quarter 2003 earnings pursuant to Item 9, “Regulation FD Disclosure” and Item 12, “Results of Operations and Financial Condition.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAXAIR, INC. (Registrant)

Date: August 8, 2003	By: /s/ Patrick M. Clark
Patrick M. Clark Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)