Form 10-Q
period 2003-09-30
PRAXAIR INC
filed 2003-11-12
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes  x     No

At October 31, 2003, 162,588,281 shares of common stock ($0.01 par value) of the Registrant were outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended September 30,

	2003	2002

SALES	$1,414	$1,292
Cost of sales, exclusive of
depreciation and amortization	832	749
Selling, general and administrative	191	187
Depreciation and amortization	133	120
Research and development	18	16
Other income (expense) - net	-	15

OPERATING PROFIT	240	235
Interest expense	38	63

INCOME BEFORE INCOME TAXES	202	172
Income taxes	49	38

	153	134
Minority interests	(6)	(5)
Income from equity investments	3	2

NET INCOME	$150	$131

PER SHARE DATA:
Basic earnings per share:
Net income	$0.92	$0.81

Diluted earnings per share:
Net income	$0.91	$0.80

Cash dividends per share	$0.215	$0.19

WEIGHTED AVERAGE SHARES OUTSTANDING (000's):
Basic shares outstanding	163,215	162,296
Diluted shares outstanding	165,495	163,956

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Nine Months Ended September 30,

	2003	2002

SALES	$4,152	$3,831
Cost of sales, exclusive of
depreciation and amortization	2,469	2,203
Selling, general and administrative	568	562
Depreciation and amortization	382	361
Research and development	54	49
Other income (expense) - net	(1)	40

OPERATING PROFIT	678	696
Interest expense	115	161

INCOME BEFORE INCOME TAXES	563	535
Income taxes	125	118

	438	417
Minority interests	(17)	(15)
Income from equity investments	9	6

INCOME BEFORE CUMULATIVE EFFECT
OF AN ACCOUNTING CHANGE	430	408
Cumulative effect of an accounting change (Note 2)	-	(139)

NET INCOME	$430	$269

PER SHARE DATA:
Basic earnings (loss) per share:
Before cumulative effect of an
accounting change	$2.64	$2.50
Accounting change (Note 2)	-	(0.85)

Net income	$2.64	$1.65

Diluted earnings (loss) per share:
Before cumulative effect of an
accounting change	$2.60	$2.47
Accounting change (Note 2)	-	(0.84)

Net income	$2.60	$1.63

Cash dividends per share	$0.645	$0.57

WEIGHTED AVERAGE SHARES OUTSTANDING (000's):
Basic shares outstanding	163,147	162,839
Diluted shares outstanding	165,226	164,893

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Millions of dollars)
(UNAUDITED)

	September 30,	December 31,
	2003	2002

ASSETS
Cash and cash equivalents	$46	$39
Accounts receivable	965	860
Inventories	302	277
Prepaid and other current assets	113	110

TOTAL CURRENT ASSETS	1,426	1,286
Property, plant and equipment - net	5,123	4,666
Goodwill	1,044	985
Other intangible assets	53	50
Other assets	421	414

TOTAL ASSETS	$8,067	$7,401

LIABILITIES AND EQUITY
Accounts payable	$393	$378
Short-term debt	144	215
Current portion of long-term debt	23	23
Other current liabilities	499	484

TOTAL CURRENT LIABILITIES	1,059	1,100
Long-term debt	2,791	2,510
Other long-term obligations	1,162	1,287

TOTAL LIABILITIES	5,012	4,897

Minority interests	181	164
Shareholders' equity	2,874	2,340

TOTAL LIABILITIES AND EQUITY	$8,067	$7,401

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Nine Months Ended September 30,

	2003	2002

OPERATIONS
Net income	$430	$269
Adjustments:
Depreciation and amortization	382	361
Accounting change	-	139
Deferred income taxes	18	1
Other non-cash charges	13	(4)
Working capital	(79)	(48)
Long-term assets, liabilities and other	(14)	(55)

Net cash provided by operating activities	750	663

INVESTING
Capital expenditures (see Note 3)	(784)	(340)
Acquisitions	(42)	(76)
Divestitures and asset sales	56	21

Net cash used for investing activities	(770)	(395)

FINANCING
Short-term (repayments) borrowings - net	(81)	87
Long-term borrowings	1,430	1,101
Long-term debt repayments	(1,161)	(1,296)
Minority transactions and other	(7)	34
Issuance of common stock	171	171
Purchases of common stock	(221)	(265)
Cash dividends	(105)	(93)

Net cash provided by (used for)
financing activities	26	(261)

Effect of exchange rate changes on cash and
cash equivalents	1	(2)

Change in cash and cash equivalents	7	5
Cash and cash equivalents beginning-of-period	39	39

Cash and cash equivalents end-of-period	$46	$44

The accompanying notes are an integral part of these financial statements

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Dollar amounts in millions, except share data, shares in thousands)
(UNAUDITED)

	Common Stock		Additional Paid-In	Treasury Stock		Retained	Accumulated Other Comprehensive Income
Activity	Shares	Amounts	Capital	Shares	Amounts	Earnings	(Loss) (b)	Total

Balance, January 1, 2003	173,950	$2	$1,965	11,682	$(547)	$2,593	$(1,673)	$2,340

Net income						430		430

Translation adjustments							251	251

Minimum pension liability,
net of $1 million taxes							(2)	(2)

Comprehensive income(a)								679

Dividends on common stock
($0.645 per share)						(105)		(105)

Issuances of common stock:
For the dividend reinvestment
and stock purchase plan	36	-						-

For employee savings and
incentive plans	2,469	-	125	(1,181)	56			181

Purchases of common stock				3,678	(221)			(221)

Balance, September 30, 2003	176,455	$2	$2,090	14,179	$(712)	$2,918	$(1,424)	$2,874

(a) The components of comprehensive income are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net income	$150	$131	$430	$269
Translation adjustments	(21)	(240)	251	(380)
Minimum pension liability	-	-	(2)	-
Derivatives	-	1	-	3

Comprehensive income	$129	$(108)	$679	$(108)

(b) The components of accumulated other comprehensive income (loss) are as follows:

	September 30,	December 31,
	2003	2002,

Accumulated translation adjustments	$(1,314)	$(1,565)
Accumulated minimum pension liability	(109)	(107)
Accumulated derivatives	(1)	(1)

	$(1,424)	$(1,673)

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

(Dollar amounts in millions, except per share data)	Quarter Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

NET INCOME:
As reported	$150	$131	$430	$269
Less: total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects*	(7)	(6)	(20)	(19)

Pro forma net income	$143	$125	$410	$250

BASIC EARNINGS PER SHARE:
As reported	$0.92	$0.81	$2.64	$1.65
Pro forma	$0.88	$0.77	$2.52	$1.53
DILUTED EARNINGS PER SHARE:
As reported	$0.91	$0.80	$2.60	$1.63
Pro forma	$0.87	$0.76	$2.48	$1.51

* The above options are granted primarily in the U.S. and are shown net of Praxair's U.S. marginal tax rate of 35%.

These pro forma disclosures may not be representative of the effects for future years as options vest over several years and additional awards generally are made each year.

During the quarter and nine months ended September 30, 2003, Praxair granted options for 3,000 and 1,983,300 shares (5,000 and 1,323,500 shares during the quarter and nine months ended September 30, 2002), respectively, of common stock having option prices ranging from $52.85 to $60.01 per share ($50.75 to $58.65 per share in 2002) and a weighted average price of $52.92 ($56.75 in 2002), the closing market price of Praxair’s common stock on the day of the grants. At September 30, 2003 there were 12,346,624 shares under option at prices ranging from $17.85 to $60.01 per share (weighted average of $46.56) of which options for 7,675,367 shares were exercisable at prices ranging from $17.85 to $58.65 per share (weighted average of $43.23). During the quarter and nine months ended September 30, 2003, options for 748,247 and 2,468,401 (397,229 and 3,380,542 in 2002) shares of common stock were exercised.

2. Recently Issued Accounting Standards and Accounting Change

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment to FASB Statement 123". This standard provides alternative methods of transition for a voluntary change to the fair value based method (expense treatment) of accounting for stock-based employee compensation. Praxair adopted this standard as it pertains to the new disclosure requirements effective December 31, 2002 (see Note 1). In 2003, the FASB added stock-based compensation to its technical agenda and may require all companies to expense the fair value of employee stock options as earned. Until a new statement is issued, the provisions of SFAS 123 (as amended by SFAS 148), which permit the continued use of the intrinsic value method, remain in effect.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”, which is effective January 1, 2004 for variable interest entities (“VIE’s”) created before February 1, 2003. A VIE is a corporation, partnership, trust or other legal entity that does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its own activities. This interpretation requires a company to consolidate a VIE when the company has a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns or both. From time to time, Praxair invests in subsidiary companies that may not have sufficient equity to fund their operations without assistance from Praxair or other investors. As of September 30, 2003 all significant VIE’s of which Praxair is the primary beneficiary are already consolidated.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies financial accounting for reporting for derivative instruments, including derivatives embedded in other contracts and hedging activities. SFAS 149 was effective for contracts entered into or modified after June 30, 2003, and did not have a material effect on Praxair’s financial condition or results of operations.

In May 2003, the Emerging Issues Task Force (“EITF”) of the FASB reached a consensus on Issue 01-8, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-8”), that outlines specific criteria for determining when a supply arrangement or portion thereof should be accounted for as a lease. EITF 01-8 became effective for Praxair for certain on-site supply arrangements entered into or modified after June 30, 2003 that are dependent upon specific assets used to supply primarily one customer. An arrangement may be considered in part a lease if, among other things, no other asset can be effectively substituted to supply the customer and if there are no other customers using more than a minor amount of the asset in question. Praxair believes that certain of its product supply arrangements may be considered leases under EITF 01-8, however, any resulting prospective change in accounting treatment is not expected to have a material impact on Praxair’s financial condition or results of operations.

In May 2003, the EITF finalized Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 requires that elements of a revenue arrangement be accounted for separately when those elements have a separate value to the customer on a standalone basis, there is objective and reliable evidence of the element’s fair value, and delivery of undelivered items are considered probable and in the seller’s control. EITF 00-21 is effective for arrangements entered into after June 30, 2003. Praxair will apply EITF 00-21 to any arrangements in which the Company identifies a lease element under EITF 01-8 (see above) by accounting for any rental revenues separately from product sales. The impact of adopting EITF 00-21 was not material to Praxair’s financial condition or results of operations.

In May 2003, the EITF reached a consensus on Issue 03-4, “Determining the Classification and Benefit Attribution Method for a ‘Cash Balance’ Pension Plan.” The issue requires certain cash balance plans to be accounted for as a defined benefit plans and clarifies what the appropriate pattern of benefit accruals is for such cash balance plans. Effective January 1, 2004, Praxair will apply the traditional unit credit benefit attribution method instead of the projected unit credit method to the portion of its Retirement Program as amended on July 1, 2002 (see Note 19 on page 56 of Praxair’s Annual Report). This change is not expected to have a material impact on Praxair’s financial condition or results of operations as the Company has historically accounted for its cash plan as a defined benefit plan.

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

4. Inventories

The following is a summary of Praxair’s consolidated inventories:

	September 30,	December 31,
(Millions of dollars)	2003	2002

Raw materials and supplies	$84	$78
Work in process	35	31
Finished goods	183	168

	$302	$277

5. Debt

The following is a summary of Praxair’s outstanding debt at September 30, 2003 and December 31, 2002.

	September 30,	December 31,
(Millions of dollars)	2003	2002

SHORT-TERM
Canadian borrowings	$74	$65
U.S. borrowings	4	7
South American borrowings	49	64
Asian borrowings	12	74
Other international borrowings	5	5

Total short-term debt	144	215

LONG-TERM
U.S. borrowings
Commercial paper and U.S. borrowings	342	86
6.625% Notes due 2003	-	75
6.75% Notes due 2003	-	300
6.15% Notes due 2003	-	250
6.85% Notes due 2005	150	150
6.90% Notes due 2006	250	250
4.75% Notes due 2007 (a)	249	249
6.625% Notes due 2007	250	250
6.50% Notes due 2008	250	250
2.75% Notes due 2008 (a)	299	-
6.375% Notes due 2012 (a, b)	540	543
3.95% Notes due 2013 (a)	349	-
Other borrowings	44	40
South American borrowings	31	28
Asian borrowings	46	52
Other international borrowings	7	3
Obligations under capital lease	7	7

	2,814	2,533
Less: current portion of long-term debt	23	23

Total long-term debt	2,791	2,510

Total debt	$2,958	$2,748

(a) Amounts are net of unamortized discounts.

(b) September 30, 2003 includes a $42 million fair value increase related to SFAS 133 hedge accounting ($45 million at December 31, 2002), see Note 15 on page 53 of the 2002 Annual Report.

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

At September 30, 2003, $342 million of commercial paper ($711 million notes due in 2003 and commercial paper at December 31, 2002) has been classified as long-term because of the Company’s intent to refinance this debt on a long-term basis and the availability of such financing under the terms of its credit agreement (see Note 14 on page 52 of the 2002 Annual Report). In July 2003, Praxair terminated its $500 million 364-day revolving credit facility and maintains its $1 billion credit agreement that expires in 2005. No borrowings were outstanding under the credit agreement at September 30, 2003.

6. Financial Instruments

The following table is a summary of the notional amount of interest rate and currency derivatives outstanding:

(Millions of dollars)		September 30,	December 31,
	Maturity	2003	2002

Interest rate swaps:
Floating to fixed	less than 1 Year	-	$100

Total interest rate swaps		-	$100

Currency contracts:
Balance sheet items	less than 1 Year	$365	$222
Firm commitments - equipment purchases	less than 1 Year	1	1
Anticipated net income	less than 1 Year	38	210

Total currency contracts		$404	$433

Interest Rate Swaps – During the first quarter of 2003, Praxair’s $100 million notional amount interest rate swap agreement outstanding at December 31, 2002, that converted variable rate lease payments to fixed rate lease payments, matured with an immaterial loss recognized in earnings.

Currency Contracts — Praxair is a party to currency exchange forward contracts (that mature within one year) to manage its exposure to fluctuations in foreign currency exchange rates. Additionally, there was $45 million notional value of currency exchange contracts outstanding that effectively offset each other ($39 million at December 31, 2002).

The net income hedges outstanding at September 30, 2003 are related to anticipated net income for the three months ending December 31, 2003 in Brazil, Korea, Thailand, India, Peru, Colombia and China. The net income hedges outstanding at December 31, 2002, were related to anticipated 2003 net income for the full year in China, Peru, Colombia, India, Thailand and Korea; for nine months in Brazil, and; for six months in Europe.

Other income (expense) — net includes no gain or loss for the quarter and a $8 million loss for the nine months ended September 30, 2003 as a result of recognizing net income hedge contracts at fair value, of which gains of $-0- and $1 million, respectively, related to hedges of anticipated fourth quarter net income. Other income (expense) — net includes a $10 million gain for the quarter and a $16 million gain for the nine months ended September 30, 2002 of which $5 million and $8 million, respectively, related to hedges of anticipated fourth quarter net income.

At September 30, 2003 the fair value of all derivative instruments has been recorded in the condensed consolidated balance sheet as follows: $17 million in current assets and $21 million in current liabilities ($4 million in current assets and $2 million in current liabilities at December 31, 2002).

7. Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents. The difference between the number of shares used in the basic earnings per share calculation compared to the diluted earnings per share calculation is due to the dilutive effect of outstanding stock options. Stock options for -0- and 3,000 shares (2,839,280 and 1,221,480 during the quarter and nine months ended September 30, 2002, respectively) were excluded in the computation of diluted earnings per share for the quarter and nine months ended September 30, 2003, respectively, because the exercise prices were greater than the average market price of the common stock.

8. Goodwill and Other Intangible Assets

See Note 2 for a description of the test for goodwill impairment. Changes in the carrying amount of goodwill for the nine months ended September 30, 2003, were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total

Balance, December 31, 2002	$759	$99	$39	$20	$68	$985
Acquisitions	21	-	-	5	-	26
Purchase adjustments (a)	(14)	(2)	(1)	-	-	(17)
Foreign currency
Translation adjustments	12	26	6	2	4	50

Balance, September 30, 2003	$778	$123	$44	$27	$72	$1,044

(a) Purchase adjustments pertain to the resolution of tax matters for previous years related to deferred income tax allowances on capital loss carryforwards from the 1996 CBI acquisition. The adjustment to goodwill was offset by a corresponding adjustment to deferred income taxes included in other long-term liabilities.

Changes in the carrying amount of other intangibles for the nine months ended September 30, 2003, were as follows:

(Millions of dollars)	License/Use Agreements	Non-compete Agreements	Patents	Sub-total	Accumulated Amortization	Total

Balance, December 31, 2002	$33	$29	$15	$77	$(27)	$50
Additions	3	2	-	5	(5)	-
Foreign currency
Translation adjustments	-	1	2	3	-	3

Balance, September 30, 2003	$36	$32	$17	$85	$(32)	$53

There are no expected residual values related to these intangible assets. The weighted average amortization period for intangible assets is approximately 11 years. Estimated annual amortization expense is as follows:

For the year ended December 31,
2003	$7
2004	7
2005	7
2006	7
2007	7
Thereafter	18

$53

9. Subsequent Event

On October 28, 2003, Praxair’s Board of Directors declared a dividend increase and a two-for-one split of the Company’s common stock. The fourth quarter dividend, on a pre-split basis, will increase from $0.215 per share to $0.27 per share, or 26%. The stock split will be effected in the form of a stock dividend of one additional share for each share owned by stockholders of record on December 5, 2003, and each share held in treasury as of the record date. Both the cash and the stock dividend will be distributed to such holders on December 15, 2003.

Information pertaining to shares and earnings per share has not been restated in the accompanying financial statements and related footnotes to reflect this split. This information will be presented effective with the Company’s annual reporting for the year ended December 31, 2003. Information on a pro forma basis, reflecting the impact of this split on all periods presented in this Form 10-Q is as follows:

(Dollar amounts in millions, except per share data)	Quarter Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Income before cumulative effect of an accounting change	$150	$131	$430	$408
Cumulative effect of an accounting change	-	-	-	(139)

Net income	$150	$131	$430	$269

PRE SPLIT BASIS - AS REPORTED:
BASIC EARNINGS PER SHARE:
Shares outstanding	163,215	162,296	163,147	162,839
Income before cumulative effect of an accounting change	$0.92	$0.81	$2.64	$2.50
Cumulative effect of an accounting change	-	-	-	(0.85)

Net income	$0.92	$0.81	$2.64	$1.65

DILUTED EARNINGS PER SHARE:
Shares outstanding	165,495	163,956	165,226	164,893
Income before cumulative effect of an accounting change	$0.91	$0.80	$2.60	$2.47
Cumulative effect of an accounting change	-	-	-	(0.84)

Net income	$0.91	$0.80	$2.60	$1.63

Cash dividends paid per common share	$0.215	$0.19	$0.65	$0.57

POST SPLIT BASIS - PRO FORMA:
BASIC EARNINGS PER SHARE:
Shares outstanding	326,430	324,592	326,294	325,678
Income before cumulative effect of an accounting change	$0.46	$0.40	$1.32	$1.25
Cumulative effect of an accounting change	-	-	-	(0.42)

Net income	$0.46	$0.40	$1.32	$0.83

DILUTED EARNINGS PER SHARE:
Shares outstanding	330,990	327,912	330,452	329,786
Income before cumulative effect of an accounting change	$0.45	$0.40	$1.30	$1.24
Cumulative effect of an accounting change	-	-	-	(0.42)

Net income	$0.45	$0.40	$1.30	$0.82

Cash dividends paid per common share	$0.11	$0.10	$0.32	$0.29

10. Legal Proceedings

In the normal course of business, Praxair is involved in legal proceedings and claims with both private and governmental parties (see Note 20 on page 58 of the 2002 Annual Report). These arise from current and past operations or products and include product liability and environmental matters. Among such matters are claims brought by welders alleging that exposure to manganese contained in welding fumes caused neurological injury. Praxair has never manufactured welding consumables. Such products were manufactured prior to1985 by a predecessor company of Praxair.

As of September 30,2003, Praxair was a co-defendant with many other companies in 141 lawsuits alleging personal injury caused by manganese contained in welding fumes. The cases were pending in state and federal courts in Illinois, Mississippi, Missouri, Texas, Louisiana, Georgia, West Virginia, Ohio, and Arkansas. There were a total of 9,714 individual claimants in these cases. Nine of the cases are class actions. None of the class actions have been certified. All of the cases that have been filed in the federal courts have been transferred, under the Multidistrict Litigation procedure to U.S. District Court for the Northern District of Ohio for coordinated or consolidated pretrial proceedings.

The plaintiffs seek unspecified compensatory and, in most instances, punitive damages. In the past, Praxair has either been dismissed from the cases with no payment or has settled a few cases for nominal amounts. Praxair believes that it has meritorious defenses to these cases and intends to defend itself vigorously. While the outcome of litigation is uncertain, Praxair believes that the resolution of these cases will not have a material adverse effect on its consolidated financial position or on its consolidated results of operations or cash flows in any given year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results

	Quarter Ended September 30,		Percent	Nine Months Ended September 30,		Percent
(Dollar amounts in millions)	2003	2002	Change	2003	2002	Change

Sales	$1,414	$1,292	+9%	$4,152	$3,831	+8%
Gross margin*	$582	$543	+7%	$1,683	$1,628	+3%
As a percent of sales	41%	42%	-1%	41%	42%	-1%
Selling, general and administrative	$191	$187	+2%	$568	$562	+1%
As a percent of sales	14%	14%	--%	14%	15%	-1%
Depreciation and amortization	$133	$120	+11%	$382	$361	+6%
Other income (expenses) - net	$ -	$15	-100%	$(1)	$40	-103%
Operating profit	$240	$235	+2%	$678	$696	-3%
Interest expense	$38	$63	-40%	$115	$161	-29%
Effective tax rate	24%	22%	+2%	22%	22%	--%
Income before cumulative
effect of an accounting change	$150	$131	+15%	$430	$408	+5%

* Gross margin excludes depreciation and amortization expense

Sales increased $122 million, or 9%, for the quarter and $321 million, or 8%, for the nine months ended September 30, 2003 versus the respective 2002 periods. The escalation in our costs for natural gas, which we are contractually obligated to pass on to on-site hydrogen customers, increased sales $20 million, or 1% in the third quarter (2% on a year-to-date basis), with no impact on operating profit. Excluding currency appreciation and the natural gas pass-through, third quarter sales increased 5%, due to higher pricing and volume growth in overseas marketplaces. On a year-to-date basis, sales grew 5% excluding currency appreciation and the natural gas pass-through, primarily attributable to favorable pricing, increased volumes and acquisitions.

Gross margin, as a percent of sales, declined 1%, to 41%, in the third quarter and on a year-to-date basis. In the third quarter and year to date, a majority of the decline was driven by the dilution effect of the natural gas pass-through costs.

Selling, general and administrative expenses as a percent of sales declined 1% to 14% on a year-to-date basis, as a result of continued cost control initiatives.

Other income (expense) – net decreased $15 million for the quarter and decreased $41 million for the nine months ended September 30, 2003 versus the respective 2002 periods. Other income (expense) — net includes no gain or loss for the quarter and a $8 million loss for the nine months ended September 30, 2003 as a result of recognizing net income hedge contracts at fair value. Other income (expense) — net includes a $10 million gain for the quarter and a $16 million gain for the nine months ended September 30, 2002. The nine-month period also included a $7 million recovery related to a litigation settlement in 2002.

Operating profit increased $5 million, or 2%, for the quarter and decreased $18 million, or 3%, for the nine months ended September 30, 2003 versus the respective 2002 periods. Third quarter operating profit increased principally due to the continued realization of productivity initiatives and pricing actions which more than offset cost inflation. On a year-to-date basis, operating profit improvements related to sales growth in Asia, South America and Europe which offset soft volumes in North America and Surface Technologies while currency adversely impacted growth by 3%. Cost reductions, pricing and productivity initiatives offset inflationary pressures.

Interest expense decreased $25 million, or 40%, for the quarter and $46 million, or 29%, for the nine months ended September 30, 2003 versus the respective 2002 periods. In the third quarter of 2002, $15 million of additional interest expense was incurred related to the early retirement of debt. The remaining decrease for the quarter and nine months is primarily due to lower effective interest rates.

The effective income tax rate increased 2% to 24% for the quarter but remained at 22% for the nine months ended September 30, 2003, versus the respective 2002 periods. A $10 million tax benefit was recorded in the second quarter of 2003 resulting from the resolution of various tax matters for previous years. We expect and effective tax rate of 24% to continue for the remainder of 2003.

Income before cumulative effect of an accounting change increased $19 million, or 15%, for the quarter and increased $22 million, or 5%, for the nine months ended September 30, 2003 versus the respective 2002 periods. The quarter increase was due to lower interest expense and improved operating profit, which was partially offset by the higher effective tax rate. The year-to-date increase was primarily a result of lower interest expense.

The number of employees at September 30, 2003 was 25,361, reflecting a increase of 351 employees from December 31, 2002 due primarily to increased services operations in South America (+830), the sale of operations in Poland (-300), restructuring actions in the Surface Technologies segment (-130) and by other increases related to acquisitions and decreases related to normal productivity improvement initiatives since December 31, 2002.

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows (for a description of Praxair’s operating segments, refer to Note 4 to the consolidated financial statements included in Praxair’s 2002 Annual Report to shareholders):

	Quarter Ended September 30,		Percent	Nine Months Ended September 30,		Percent
(Dollar amounts in millions)	2003	2002	Change	2003	2002	Change

SALES
North America	$918	$845	+9%	$2,704	$2,499	+8%
South America	187	154	+21%	520	496	+5%
Europe	168	151	+11%	508	432	+18%
Asia	103	84	+23%	279	236	+18%
Surface Technologies	99	99	--%	296	297	--%
Eliminations	(61)	(41)		(155)	(129)

	$1,414	$1,292	+9%	$4,152	$3,831	+8%

OPERATING PROFIT
North America	$141	$139	+1%	$407	$415	-2%
South America	29	37	-22%	84	109	-23%
Europe	44	36	+22%	123	100	+23%
Asia	17	14	+21%	45	37	+22%
Surface Technologies	9	9	--%	19	28	-32%
All other	-	-		-	7

	$240	$235	+2%	$678	$696	-3%

North America

Sales increased $73 million, or 9%, for the quarter and $205 million, or 8%, for the nine months ended September 30, 2003 versus the respective 2002 periods. The escalation in our costs for natural gas, which we are contractually obligated to pass on to on-site hydrogen customers, increased sales $20 million, or 3% in the third quarter (3% on a year-to-date basis), with no impact on operating profit. For the quarter and on a year-to-date basis, sales increased by 5%, excluding currency impacts and the natural gas pass-through, primarily due to price increases, acquisitions, and slightly higher sales volumes to the energy and healthcare markets.

Operating profit increased $2 million, or 1%, for the quarter and decreased $8 million, or 2%, for the nine months ended September 30, 2003 versus the respective 2002 periods. For the quarter and nine months, the benefits from pricing actions and marginal sales growth were offset by higher transportation costs and higher energy costs.

South America

Sales increased $33 million, or 21%, for the quarter and increased $24 million, or 5%, for the nine months ended September 30, 2003 versus the respective 2002 periods. Excluding the impact of currency, sales grew 17% during the quarter from realized price increases of 10% and volume increases of 7%. On a year-to-date basis, favorable pricing of 11% and volume increases of 8% were partially offset by currency declines of 14%. Volume growth continued to be driven by increased sales to the metals and healthcare markets.

Operating profit decreased $8 million, or 22%, for the quarter and $25 million, or 23%, for the nine months ended September 30, 2003 versus the respective 2002 periods. Operating profit for the 2003 quarter included a $5 million charge related to the settlement of legal matters and a $1 million net income currency hedge loss related to future periods. Operating profit for the third quarter of 2002 included a $5 million net income currency hedge gain related to future periods. Excluding these items and currency translation decreases of $4 million, the increase in operating profit was a result of higher on-site volumes to metal producers and exporters, stronger merchant and packaged volumes to metals and healthcare markets and continued focus on cost reduction initiatives. Year-to-date 2003 operating profit includes a $2 million net income currency hedge gain related to future periods compared to $8 million in the 2002 period. Excluding the hedges, the litigation and currency translation decreases of $32 million, the increase in operating profit was due to realized price increases, higher on-site volumes to metal producers, increased services volumes and continued focus on productivity initiatives.

Investor concerns over Argentina and Brazil appear to be moderating since December 31, 2002 as evidenced by recent improvements in the foreign exchange rates. There are significant uncertainties surrounding the economic and political stability in Venezuela resulting in lower economic activity as evidenced by the suspension of its foreign exchange trading in February 2003.

To help understand the reported results and potential impacts of currency movements, the following is a summary of the exchange rates used to translate the financial statements in Brazil, Argentina and Venezuela (rates of exchange expressed in units of local currency per U.S. dollar):

	Income statement		Balance Sheet
	(Year-to-Date Average)		September 30,	December 31,
Currency	2003	2002	2003	2002

Brazil Real	3.12	3.11	2.92	3.53
Argentina Peso	2.96	3.63	2.92	3.37
Venezuela Bolivar	1,611	1,384	1,600	1,401

Future currency movements versus the U.S. dollar, if any, will continue to impact reported results. In the first nine months of 2003, Brazil represented 79% of South America’s sales, while Argentina represented 5% and Venezuela represented 4% of South America’s sales. The functional currency used for translation to the U.S. dollar for Argentina and Brazil are the Peso and Real, respectively, while the Company uses the U.S. dollar in Venezuela, as it is a highly inflationary economy in accordance with SFAS 52. Praxair will continue to monitor developments in these countries and if the cumulative inflation rate in Argentina or Brazil exceeds 100% for a consecutive three-year period, we will change the functional currency to the U.S. dollar.

Europe

Sales increased $17 million, or 11%, for the quarter and $76 million, or 18%, for the nine months ended September 30, 2003 versus the respective 2002 periods. The increase in third quarter sales was primarily due to the strong Euro currency impact of 13% and favorable pricing of 2% partially offset by a 5% decrease in sales due to the divestiture of assets related to our operations in Poland. The increase in year-to-date sales was primarily due 19% to currency and 2% to volume, partially offset by a 4% decrease due to the divestiture. Volume growth continued due to improvements in merchant and packaged product line sales to the metals and food marketplaces

Operating profit increased $8 million, or 22%, for the quarter and $23 million, or 23%, for the nine months ended September 30, 2003 versus the respective 2002 periods. The change in operating profit included a $5 million and an $18 million increase related to currency for the quarter and the nine months, respectively. Excluding the impact of currency, operating profit improved $3 million for the quarter and $5 million for the nine months compared to 2002. Underlying operating profit for the quarter increased primarily due to increased pricing and successful cost reduction initiatives. Underlying operating profit for the nine-month period increased primarily due to higher volumes and successful cost reduction initiatives.

On January 31, 2003, Praxair completed the previously announced sale of the assets of Praxair Polska, its Polish subsidiary, to the BOC Group for approximately $50 million, which marginally exceeded its carrying value. For the year ended December 31, 2002, Praxair Polska had sales of $26 million.

Asia

Sales increased $19 million, or 23%, for the quarter and $43 million, or 18%, for the nine months ended September 30, 2003 versus the respective 2002 periods. The third quarter sales growth was driven 13% by higher volumes (principally in the chemicals, metals and electronics markets) and 5% by the consolidation of a former joint venture in China. Additionally, there were favorable currency and pricing impacts of 3% and 2%, respectively. On a year-to-date basis, strong volume increases, favorable currency movements, and the consolidation impacted sales by 13%, 3% and 2%, respectively. Volume growth was sustained by increased sales to the electronics, metals and food markets.

Operating profit increased $3 million, or 21%, for the quarter and $8 million, or 22%, for the nine months ended September 30, 2003 versus the respective 2002 periods. The change in operating profit included a $1 million increase related to currency for the nine-month period. Excluding the impact of currency, operating profit improved $3 million for the quarter and $7 million for the nine months compared to 2002 primarily due to higher sales volume and successful cost reduction initiatives.

Surface Technologies

Sales were unchanged for the quarter and the nine months ended September 30, 2003 versus the respective 2002 periods. For the quarter and year to date, sales weakness in the aviation repair market due to the slowdown of the commercial airline industry was offset by favorable currency impacts.

Operating profit was unchanged for the quarter and decreased $9 million, or 32%, for the nine months ended September 30, 2003 versus the respective 2002 periods. Favorable currency impacts have begun to offset the impact of restructuring costs and weakness in the aviation repair market. The nine months of 2003 included restructuring costs of $2 million as we continue to reduce costs in a weak environment. Cost benefits of these actions will be realized in future quarters.

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

	Nine Months Ended September 30,

(Dollar amounts in millions)	2003	2002

NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income plus depreciation and amortization, and
Accounting change	$812	$769
Working capital	(79)	(48)
Other - net	17	(58)

Net cash provided by operating activities	$750	$663

INVESTING ACTIVITIES
Capital expenditures	$(784)	$(340)
Acquisitions	(42)	(76)
Divestitures and asset sales	56	21

Net cash used for investing activities	$(770)	$(395)

FINANCING ACTIVITIES
Debt (reductions) increases	$188	$(108)
Minority transactions and other	(7)	34
Issuances (purchases) of common stock	(50)	(94)
Cash dividends	(105)	(93)

Net cash provided by (used for) financing activities	$26	$(261)

Cash Flow from Operations

Cash flow from operations of $750 million in the nine months ended September 30, 2003 increased $87 million, or 13%, versus 2002. The improved operating cash flow is primarily due to higher net income before depreciation and amortization of $43 million and reduced cash payments of $21 million related to the 2001 special charge (see Note 3 on page 44 of the 2002 Annual Report). Working capital increased primarily due to higher accounts receivable at September 30, 2003 compared to the prior period, largely from currency appreciation in Europe and South America.

Investing

Net cash used for investing in the first nine months of 2003 totaled $770 million, an increase of $375 million from the first nine months of 2002. This increase is due to an increase in capital expenditures, partially offset by lower acquisitions, and higher asset sales.

Capital expenditures for the nine months ended September 30, 2003 totaled $784 million, an increase of $444 million from the respective period in 2002. The increase is primarily related to the purchase of leased assets for $339 in June 2003 in response to favorable financing conditions (see Note 3 to the Condensed Consolidated Financial Statements). On a worldwide basis, capital expenditures for the full year 2003 are expected to be approximately $625 million excluding the purchase of leased assets.

Acquisition expenditures for the nine months ended September 30, 2003 totaled $42 million, a decrease of $34 million from the corresponding period in 2002. Acquisitions in the first nine months of 2003 were focused on small electronics, packaged gases and healthcare businesses, while larger healthcare acquisitions were made in the 2002 period.

On January 31, 2003, Praxair completed the previously announced sale of the assets of Praxair Polska, its Polish subsidiary, to the BOC Group for approximately $50 million. For the year ended December 31, 2002, Praxair Polska had sales of $26 million.

Financing

At September 30, 2003, Praxair’s total debt outstanding was $2,958 million, $210 million higher than December 31, 2002 levels primarily due to the $339 million purchase of leased assets. Cash provided by financing activities in the nine months ended September 30, 2003 was $26 million versus $261 million of cash used for financing activities for the nine months ended September 30, 2002, primarily due to the increase in debt. In the first nine months of 2003, cash dividends were $0.645 per share compared to $0.57 per share in the first nine months of 2002, an increase of 13% (see “Subsequent Event” section below).

During the first quarter of 2003, Praxair repaid $300 million of 6.75% notes and $75 million of 6.625% notes that were due on March 1, 2003 and March 15, 2003, respectively. On April 15, 2003, Praxair repaid $250 million of 6.15% notes that were due. The repayments were initially funded through the issuance of commercial paper. During the second quarter of 2003, Praxair issued $350 million of 3.95% notes due 2013 and $300 million 2.75% notes due 2008. In July 2003, Praxair terminated its $500 million 364-day revolving credit facility and maintains its $1 billion credit agreement that expires in 2005. No borrowings were outstanding under the credit agreement at September 30, 2003.

Subsequent Event

On October 28, 2003, Praxair’s Board of Directors declared a dividend increase and a two-for-one split of the Company’s common stock. The fourth quarter dividend, on a pre-split basis, will increase from $0.215 per share to $0.27 per share, or 26%. The stock split will be effected in the form of a stock dividend of one additional share for each share owned by stockholders of record on December 5, 2003, and each share held in treasury as of the record date. Both the cash and the stock dividend will be distributed to such holders on December 15, 2003. See Note 9 to the Condensed Consolidated Financial Statements for pro forma earnings per share information.

Legal Proceedings

See Note 10 to the Condensed Consolidated Financial Statements for a description of current legal proceedings.

Other Financial Data

Definitions of the following non-GAAP measures may not be comparable to similar definitions used by other companies. Praxair believes that its debt-to-capital ratio (“ROC”) is appropriate for measuring its financial leverage. The Company believes that its after-tax return on invested capital ratio is an appropriate measure for judging performance as it reflects the approximate after-tax profit earned as a percentage of investments by all parties in the business (debt, minority interest, preferred stock, and shareholders’ equity).

	September 30,	December 31,
(Dollar amounts in millions)	2003	2002

TOTAL CAPITAL
Debt	$2,958	$2,748
Minority interests	181	164
Shareholders' equity	2,874	2,340

	$6,013	$5,252

DEBT-TO-CAPITAL RATIO	49.2%	52.3%

	Quarter Ended, September 30,
	2003	2002

AFTER-TAX RETURN ON CAPITAL (ROC)

Operating profit	$240	$235
Less: reported taxes	(49)	(38)
Less: tax benefit on interest expense(a)	(9)	(14)
Add: equity income	3	2

Net operating profit after-tax (NOPAT)	$185	$185

Beginning capital	$6,000	$5,526
Ending capital	$6,013	$5,231
Average capital	$6,007	$5,379
ROC %	3.1%	3.4%
ROC % (annualized)	12.3%	13.8%

	Nine Months Ended, September 30,
	2003	2002

AFTER-TAX RETURN ON CAPITAL (ROC)
Operating profit	$678	$696
Less: reported taxes	(125)	(118)
Less: tax benefit on interest expense(a)	(27)	(35)
Add: equity income	9	6

Net operating profit after-tax (NOPAT)	$535	$549

Beginning capital	$5,252	$5,627
Ending capital	$6,013	$5,231
Average capital	$5,633	$5,429
ROC %	9.5%	10.1%
ROC % (annualized)	12.7%	13.5%

(a) Tax benefit on interest expense is based on Praxair’s effective tax rates of 24% for 2003, which excludes the impact of the second quarter $10 million tax benefit, and 22% for 2002.

Praxair’s debt-to-capital ratio decreased from 52.3% at December 31, 2002 to 49.2% at September 30, 2003. This improvement primarily resulted from higher shareholders’ equity levels due to net income of $430 million and favorable currency translation of $251 million for the nine months ended September 30, 2003.

After-tax return on capital calculated on an annualized basis decreased to 12.3% from 13.8% for the quarter ended September 30, 2003 versus September 30, 2002 and to 12.7% from 13.5% for the nine months ended September 30, 2003 versus September 30, 2002. These decreases are primarily due to the impacts of the purchase of leased assets (0.8%) and increasing currency translation movements on the capital base.

Pension Plans Update

The Company will complete its year-end pension plan calculations in early January 2004, because such amounts are based on December 31, 2003 interest rates and asset values. At that time, the Company will determine the amount, if any, which is required to be recorded as a minimum pension liability at year-end. However, assuming interest rates and asset returns remain essentially unchanged in the 2003 fourth quarter from the 2003 third quarter, a minimum liability increase of approximately $5 million to $25 million after-tax, may be required related to the U.S. plans. The actual amount of required adjustment, if any, remains highly dependent upon the market conditions at year-end and the required adjustment could be significantly higher or lower than this amount. Any such liability increase required at year-end will be recorded as a direct charge to the accumulated other comprehensive income (loss) component of shareholders’ equity with no impact on 2003 net income, earnings per share, or cash flows.

Pension contributions of $25 million were made to the U.S. plans in 2003 and no additional contributions are required in the fourth quarter. The Company estimates pension expense to be approximately $25 million to $30 million for 2003 and approximately $10 million to $15 million higher for 2004. The estimate of the 2004 expense, and any contributions that may be required, will be influenced by market conditions existing at year-end similar to those that influence the pension benefit obligation described above.

New Accounting Standards

See Note 2 to the Condensed Consolidated Financial Statements for information concerning new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to the “Raw Materials and Energy Costs”, “Customer Markets”, and “Market Risks and Sensitivity Analysis” discussions in the Management’s Discussion and Analysis section of Praxair’s 2002 Annual Report.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 to the Condensed Consolidated Financial Statements for a description of current legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

None.

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

(b) The following reports on Form 8-K have been filed or furnished since June 30, 2003:

DATE	ITEMS REPORTED

July 23, 2003	Furnishing information about Praxair, Inc.‘s second quarter 2003 earnings pursuant to Item 9, “Regulation FD Disclosure” and Item 12, “Results of Operations and Financial Condition.”

October 29, 2003	Furnishing information about Praxair, Inc.‘s third quarter 2003 earnings pursuant to Item 9, “Regulation FD Disclosure” and Item 12, “Results of Operations and Financial Condition.”

October 29, 2003	Item 5. Other Events. Announcement of 2-for-1 stock split and increase in fourth quarter 2003 dividend payout.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAXAIR, INC. (Registrant)

Date: November 12, 2003	By: /s/ Patrick M. Clark
Patrick M. Clark Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)