Form 10-K
period 2003-12-31
PRAXAIR INC
filed 2004-03-08
CIK 884905

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
Commission file number 1-11037

Praxair, Inc. 2003
Form 10-K

Praxair, Inc.	Tel. (203) 837-2000
39 Old Ridgebury Road	State of incorporation: Delaware
Danbury, Connecticut 06810-5113	IRS identification number: 06-124 9050

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Registered on :

Common Stock ($0.01 par value)	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange

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
Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the price at which the stock was last sold on June 30, 2003, was approximately $9.8 billion.

At January 30, 2004, 325,288,575 shares of common stock of Praxair, Inc. were outstanding.

Documents incorporated by reference:

Portions of the 2003 Annual Report to Shareholders of the Registrant are incorporated in Parts I, II and IV of this report. Also, portions of the Proxy Statement of Praxair, Inc., dated March 2, 2004, are incorporated in Part III of this report.

The Index to Exhibits is located on page 14 of this report.

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

PART I

Praxair, Inc. and Subsidiaries

Item 1. Business

General
Praxair, Inc. (Praxair or company) was founded in 1907 and became an independent publicly traded company in 1992. Praxair was the first company in the United States to produce oxygen from air using a cryogenic process and continues to be a major technological innovator in the industrial gases industry.

Praxair is the largest industrial gases company in North and South America and is rapidly growing in Asia, and has a well-established business in southern Europe. Praxair’s primary products for its industrial gases business are atmospheric gases (oxygen, nitrogen, argon, rare gases), process gases (carbon dioxide, helium, hydrogen, electronic gases, specialty gases, acetylene). The company also designs, engineers, and builds equipment that produces industrial gases for internal use and external sale. The company’s surface technology segment, operated through Praxair Surface Technologies, Inc., supplies wear-resistant and high-temperature corrosion-resistant metallic and ceramic coatings and powders. Sales for Praxair were $5,613 million, $5,128 million, and $5,158 million for 2003, 2002 and 2001, respectively. Refer to Note 4 of the section captioned “Notes to Consolidated Financial Statements” in Praxair’s 2003 annual report to shareholders for information related to Praxair’s segment information.

Praxair serves approximately 25 industries as diverse as healthcare and petroleum refining; computer-chip manufacture and beverage carbonation; fiber-optics and steel making; and aerospace, chemicals and water treatment. In 2003, 93% sales were generated from industrial gases in four regional segments (North America, Europe, South America, and Asia), with the balance generated from the Surface Technologies segment. Praxair provides a competitive advantage to its customer base by continuously developing new products and applications which allow them to improve their productivity, energy efficiency and environmental performance.

Industrial Gases Products and Manufacturing Processes
Atmospheric gases are the highest volume products produced by Praxair. Using air as its raw material, Praxair produces oxygen, nitrogen and argon through several air separation processes, of which, cryogenic air separation, is the most prevalent process. As a pioneer in the industrial gases industry, Praxair is a leader in developing a wide range of proprietary and patented applications and supply systems technology, including small cryogenic nitrogen plants. Praxair also led the development and commercialization of non-cryogenic air separation technologies for the production of industrial gases. These technologies open important new markets and optimize production capacity for the company by lowering the cost of supply of industrial gases. These technologies include proprietary vacuum pressure swing adsorption (“VPSA”) and membrane separation to produce gaseous oxygen and nitrogen, respectively. Praxair also manufactures precious metal and ceramic sputtering targets used primarily in the production of semiconductors.

PART I (Continued)

Praxair, Inc. and Subsidiaries

Process gases, including carbon dioxide, hydrogen, carbon monoxide, helium and acetylene, are produced by different methods than air separation technologies. Most carbon dioxide is purchased from by-product sources, including chemical plants, refineries, industrial processes, and is recovered from carbon dioxide wells, and is processed in Praxair’s plants to produce commercial carbon dioxide. Hydrogen and carbon monoxide are produced by either steam methane reforming of natural gas or by purifying by-product sources obtained from the chemical and petrochemical industries. Most of the helium sold by Praxair is sourced from certain helium-rich natural gas streams in the United States, with additional supplies being acquired from outside the United States. Acetylene is typically produced from calcium carbide and water or purchased as a chemical by-product.

Industrial Gases Distribution
There are three basic distribution methods for industrial gases: (i) on-site or tonnage; (ii) merchant liquid; and (iii) packaged or cylinder gases. These distribution methods are often integrated, with products from all three supply modes coming from the same plant. The method of supply is generally determined by the lowest cost means of meeting the customer’s needs, depending upon factors such as volume requirements, purity, pattern of usage, and the form in which the product is used (as a gas or as a cryogenic liquid).

On-site. Customers that require the largest volumes of product (typically oxygen, nitrogen and hydrogen) and that have a relatively constant demand pattern are supplied by cryogenic and process gas on-site plants. Praxair constructs plants on or adjacent to these customers’ sites and supplies the product directly to customers. Because these are usually dedicated plants, the product supply contracts generally are total requirement contracts, typically having 10-20 year terms and containing minimum purchase requirements and price escalation provisions. Many of the cryogenic on-site plants also produce liquid products for the merchant market. New advanced air separation processes allow on-site delivery to customers with smaller volume requirements. Customers using these systems usually enter into requirement contracts with terms typically ranging from 5-15 years.

Merchant. The merchant business is generally associated with distributable liquid oxygen, nitrogen, argon, carbon dioxide, hydrogen and helium. The deliveries generally are made from Praxair’s plants by tanker trucks to storage containers owned or leased and maintained by Praxair or the customer at the customer’s site. Due to distribution cost, merchant oxygen and nitrogen generally have a relatively small distribution radius from the plants at which they are produced. Merchant argon, hydrogen and helium can be shipped much longer distances. The agreements used in the merchant business are usually three to five year requirement contracts, except for carbon dioxide, which typically has one-year requirement contracts in the United States.

Packaged Gases. Customers requiring small volumes are supplied products in metal containers called cylinders, under medium to high pressure. Packaged gases include atmospheric gases, carbon dioxide, hydrogen, helium and acetylene. Praxair also produces and distributes in cylinders a wide range of specialty gases and mixtures. Cylinders may be delivered to the customer’s site or picked up by the customer at a packaging facility or retail store. Packaged gases are generally sold by purchase orders.

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

PART I (Continued)

Praxair, Inc. and Subsidiaries

Surface Technologies
Praxair’s surface technologies segment supplies wear-resistant and high-temperature corrosion-resistant metallic and ceramic coatings and powders to the aircraft, printing, textile, plastics, primary metals, petrochemical, and other industries. It also provides aircraft engine and airframe component overhaul services, and manufactures a complete line of electric arc, plasma, and high velocity oxygen fuel spray equipment as well as arc and flame wire equipment used for the application of wear resistant coatings. The coatings extend wear life and are applied at Praxair’s facilities using a variety of thermal spray coatings processes. The coated parts are finished to the customer’s precise specifications before shipment.

Inventories — Praxair carries inventories of merchant and cylinder gases, hardgoods and coatings materials to supply products to its customers on a reasonable delivery schedule. On-site plants and pipeline complexes have limited inventory. Inventories, inventory obsolescence and backlogs are not material to Praxair’s business.

Customers — Praxair is not dependent upon a single customer or a few customers.

International — Praxair is a global enterprise with 50% of its 2003 sales outside of the United States. It conducts industrial gases business through subsidiary and affiliated companies in Argentina, Belgium, Bolivia, Brazil, Canada, Chile, Colombia, Costa Rica, France, Germany, India, Israel, Italy, Japan, South Korea, Malayasia, Mexico, the Netherlands, the People’s Republic of China, Paraguay, Peru, Portugal, Spain, Taiwan, Thailand, Turkey, Uruguay and Venezuela. S.I.A.D. (Societa Italiana Acetilene & Derivati S.p.A.), an Italian company carried at equity, also has established positions in Austria, Bulgaria, Croatia, the Czech Republic, Hungary, Romania and Slovenia. Praxair’s surface technologies business has operations in Brazil, France, Germany, Italy, Japan, Singapore, South Korea, Taiwan, Spain, Switzerland and the United Kingdom.

Praxair’s international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other economic, political and regulatory policies of local governments. Also, see Note 1 of the section captioned “Notes to Consolidated Financial Statements”, and the section captioned “Management’s Discussion and Analysis — Market Risk and Sensitivity Analysis” in Praxair’s 2003 Annual Report to Shareholders.

Seasonality — Praxair’s business is generally not subject to seasonal fluctuations to any significant extent.

Research and Development — Praxair’s research and development is directed toward developing new and improved methods for the production and distribution of industrial gases and the development of new markets and applications for these gases. This results in the frequent introduction of new industrial gas applications, and the development of new advanced air separation process technologies. Research and development for industrial gases is principally conducted at Tonawanda, New York; Burr Ridge, Illinois; Rio de Janeiro, Brazil; and Norwood, Massachusetts.

Praxair conducts research and development for its surface technologies to improve the quality and durability of coatings and the use of specialty powders for new applications and industries. Surface technologies research is conducted at Indianapolis, Indiana.

Patents and Trademarks — Praxair owns or licenses a large number of United States and foreign patents that relate to a wide variety of products and processes. Praxair’s patents expire at various times over the next 20 years. While these patents and licenses are considered important, Praxair does not consider its business as a whole to be materially dependent upon any one particular patent or patent license. Praxair also owns a large number of trademarks.

PART I (Continued)

Praxair, Inc. and Subsidiaries

RAW MATERIALS AND ENERGY COSTS
Energy is the single largest cost item in the production and distribution of industrial gases. Most of Praxair’s energy requirements are in the form of electricity, natural gas and diesel fuel for distribution. Praxair minimizes the financial impact of variability in these costs through the management of customer contracts which typically have escalation and pass-through clauses.

The supply of energy has not been a significant issue during the past two years in the geographic areas where we conduct business. However, the outcome of regional energy situations or new energy situations is unpredictable and may pose unforeseen future risks.

For carbon dioxide, carbon monoxide, helium, hydrogen, specialty gases and surface technologies, raw materials are largely purchased from outside sources. Praxair has contracts or commitments for, or readily available sources of, most of these raw materials; however, their long-term availability and prices are subject to market conditions.

Competition — Praxair operates within a highly competitive environment. Some of its competitors are larger in size and capital base than Praxair. Competition is based on price, product quality, delivery, reliability, technology and service to customers.

Major competitors in the industrial gases industry both in the United States and worldwide include Air Products and Chemicals, Inc., Airgas Inc., The BOC Group p.l.c., L’Air Liquide S.A., The Messer Group and Linde AG. At a worldwide level, there are no congruent competitors for the surface technologies business. However, principal domestic competitors are Sermatech International, Inc., a subsidiary of Teleflex, Inc., Chemtronics, Inc., a subsidiary of GKN p.l.c. and Johnson Matthey Electronics, a subsidiary of Honeywell. International competitors in surface technologies vary from country to country.

Employees and Labor Relations — As of December 31, 2003, Praxair had 25,438 employees worldwide. Of this number, 9,826 are employed in the United States. Praxair has collective bargaining agreements with unions at numerous locations throughout the world which expire at various dates. Praxair considers relations with its employees to be good.

Environment — Information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis — Costs Relating to the Protection of the Environment” in Praxair’s 2003 Annual Report to Shareholders.

Website Access to Reports — Praxair’s company website is http://www.praxair.com. The company makes its periodic and current reports available, free of charge, on its website as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). The SEC is located at 450 Fifth Street NW, Washington, D.C. 20549 and its website address is http://www.sec.gov. In addition, investors may also access from this site other investor information such as press releases, business trends, presentations, etc.

PART I (Continued)

Praxair, Inc. and Subsidiaries

Item 2. Properties

Praxair’s worldwide headquarters is located in leased office space in Danbury, Connecticut, and Praxair’s European headquarters is in leased space in Madrid, Spain. Other principal administrative offices are owned in Tonawanda, New York, Rio de Janeiro, Brazil and leased in Shanghai, China.

Praxair designs, engineers, manufactures and operates facilities that produce and distribute industrial gases. These industrial gas production facilities and certain components are designed and/or manufactured at its facilities in Tonawanda, New York; Norwood, Massachusetts; Burr Ridge, Illinois and Rio de Janeiro, Brazil. Praxair’s Italian equity affiliate, Societa Italiana Acetilene & Derivati S.p.A. (S.I.A.D.) also has such capacity.

The following table summarizes production locations for Praxair by segment. No significant portion of these assets was leased at December 31, 2003. Generally, these facilities are fully utilized and are sufficient to meet our manufacturing needs. The majority of the Surface Technologies locations are in the United States.

	Number of Locations at December 31, 2003

	ASU (a)	Hydrogen	CO2 (b)	Other (c)

North America	170	24	51	354
Europe	39	3	3	54
South America	36	1	19	100
Asia	17	2	12	44
Surface Technologies	--	--	--	49

Total	262	30	85	601

(a)	Cryogenic air separation plants.
(b)	Carbon dioxide plants.
(c)	Other includes non-cryogenic plants, packaged gas plants, helium plants, specialty gas plants, and Surface Technologies plants.

No single production location is material except for the following pipeline complexes:

Supply System	Number of Production Locations	Number of Connected Plants (a)	Plant Type
Northern Indiana	5	14	ASU/Hydrogen/CO2
Houston	3	8	ASU
Gulf Coast	4	12	Hydrogen/Carbon Monoxide
Detroit	1	7	ASU/Hydrogen
Louisiana	3	4	Hydrogen/Carbon Monoxide
Southern Brazil (b)	9	9	ASU
Northern Spain	5	6	ASU/Hydrogen/CO2

(a)	A production location contains one or more independently productive plants.
(b)	Locations are partially owned and partially leased.

Item 3. Legal Proceedings

Information required by this item is incorporated herein by reference to the section captioned “Notes to Consolidated Financial Statements — Note 20 Commitments and Contingencies” in Praxair’s 2003 Annual Report to Shareholders.

Item 4. Submission of Matters to a Vote of Security Holders

Praxair did not submit any matters to a shareholder vote during the fourth quarter of 2003.

PART II

Praxair, Inc. and Subsidiaries

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

Market, trading, shareholder and dividend information for Praxair’s common stock is incorporated herein by reference to the section captioned “Information for Investors” in Praxair’s 2003 Annual Report to Shareholders.

On October 28, 2003, Praxair’s Board of Directors declared a two-for-one split of the company’s common stock. The stock split was effected in the form of a stock dividend of one additional share for each share owned by stockholders of record on December 5, 2003, and each share held in treasury as of the record date. The additional shares were distributed to such holders on December 15, 2003.

Praxair’s annual dividend on its common stock for 2003 was $0.46 per share. On January 26, 2004, Praxair’s Board of Directors declared a dividend of $0.15 per share for the first quarter of 2004, or $0.60 per share annualized, which may be changed as Praxair’s earnings and business prospects warrant. The declaration of dividends is a business decision made by the Board of Directors based on Praxair’s earnings and financial condition and other factors the Board of Directors considers relevant.

Item 6. Selected Financial Data

Selected financial data for the five years ended December 31, 2003 is incorporated herein by reference to the section captioned “Five-Year Financial Summary” in Praxair’s 2003 Annual Report to Shareholders. This summary should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis” in Praxair’s 2003 Annual Report to Shareholders.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis” in Praxair’s 2003 Annual Report to Shareholders.

Item 8. Financial Statements and Supplementary Data

Information required by this item is incorporated herein by reference to the sections captioned “Consolidated Statement of Income,” “Consolidated Balance Sheet,” “Consolidated Statement of Cash Flows,” “Consolidated Statement of Shareholders’ Equity” and “Notes to Consolidated Financial Statements” in Praxair’s 2003 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

(a)	Based on an evaluation of the effectiveness of Praxair’s disclosure controls and procedures, which was made under the supervision and with the participation of management, including Praxair’s principal executive officer and principal financial officer, the principal executive officer and principal financial officer have each concluded that, as of the end of the annual period covered by this report, such disclosure controls and procedures are effective in ensuring that information required to be disclosed by Praxair in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

(b)	During the annual period covered by this report, no significant change was made to Praxair’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Praxair’s internal control over financial reporting.

PART III

Praxair, Inc. and Subsidiaries

Item 10. Directors and Executive Officers of the Registrant

Certain information required by this item is incorporated herein by reference to the sections captioned “The Board of Directors”, and “Executive Officers” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2004.

Identification of the Audit Committee:
Praxair has a separately-designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The members of that Audit Committee are H. Mitchell Watson, Jr., Chairman, Alejandro Achaval, Raymond W. LeBoeuf, Benjamin F. Payton, and Wayne T. Smith.

Audit Committee Financial Expert:
The Praxair Board of Directors has determined that each of H. Mitchell Watson, Jr., Raymond W. LeBoeuf, and Wayne T. Smith is an “audit committee financial expert” as defined by Item 401(h) of Regulation S-K of the Exchange Act and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance:
Based solely upon a review of SEC Forms 3, 4 and 5 furnished to Praxair and written representations to the effect that no Form 5 is required, Praxair believes that during the period January 1, 2003 to December 31, 2003, all reports required by Section 16(a) of the Securities and Exchange Act of 1934 have been filed by its officers and directors.

Code of Ethics:
Praxair has adopted a “code of ethics” that applies to the Company’s directors and all employees, including its Chief Executive Officer, Chief Financial Officer, and Controller. This code of ethics, comprising Praxair’s “Business Integrity and Ethics Policy” and its “Standards of Business Integrity”, is posted on the Company’s public website, praxair.com.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference to the sections captioned “Shareholder Return” and “Executive Compensation” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is either incorporated by reference to the section captioned “Share Ownership” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2004, or is furnished below.

The following table provides information as of December 31, 2003, about company stock that may be issued upon the exercise of options, warrants, and rights granted to employees or members of Praxair’s board of directors under existing equity compensation plans, including plans approved by shareholders and a plan which has not been approved by shareholders in accordance with applicable New York Stock Exchange rules. The equity compensation plan not approved by shareholders was terminated in March 2001 and directors and officers of the company were not eligible to participate in that plan. The material features of this plan, referred to as the “1996 Plan”, are disclosed in Note 18 to the consolidated financial statements.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	14,044,594	$24.41	9,535,170*
Equity compensation plans not approved by security holders	8,408,897	$22.04	0
Total	22,453,491	$23.52	9,535,170

*	Includes 100,000 shares available under the shareholder-approved stock option plan for non-employee directors. This plan provides for a fixed annual grant (on April 1st) of options to purchase 5,000 shares to each non-employee director of Praxair, Inc. then active. Under the terms of the plan, no grants may be made after December 31, 2005. The shares reported in this column for that plan are calculated assuming 10 eligible grantees on each of the two remaining grant dates: April 1, 2004 and April 1, 2005.

Item 13. Certain Relationships and Related Transactions

There have been no transactions or relationships since the beginning of 2003, which are reportable under this item.

Item 14. Principal Accountant Fees and Services

Information required by this item is incorporated herein by reference to the section captioned “The Independent Auditors” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2004.

PART IV

Praxair, Inc. and Subsidiaries

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Financial Statements and Schedules

*	Incorporated by reference to the indicated pages of the 2003 Annual Report to Shareholders. With the exception of this information and the information incorporated in Items 3, 5, 6, 7, 7A, and 8, the 2003 Annual Report to Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K.

Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)	Reports on Form 8-K

Dated December 9, 2003. Item 5 — Other Events. Praxair, Inc. announced that its Board of Directors has adopted a policy statement on stockholder’s rights plans and advanced by eight years the expiration of Praxair’s existing rights plan.

Dated January 6, 2004. Item 5 — Other Events. On December 31, 2003, Mr. Dale F. Frey retired from Praxair’s Board of Directors.

Dated January 28, 2004. Item 9 — Regulation FD Disclosure. On January 27, 2004, Praxair, Inc. issued a press release setting forth Praxair, Inc.‘s fourth quarter 2004 earnings.

(c)	Exhibits

Exhibits filed as a part of this annual report on Form 10-K are listed in the Index to Exhibits located on page 14 of this Report.

SIGNATURES

Praxair, Inc. and Subsidiaries

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRAXAIR, INC. (Registrant)

Date: March 8, 2004
By: /s/ Patrick M. Clark Patrick M. Clark Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2004.

/s/ James S. Sawyer James S. Sawyer Senior Vice President and Chief Financial Officer	/s/ Dennis H. Reilley Dennis H. Reilley Chairman, President and Chief Executive Officer and Director	/s/ Alejandro Achaval Alejandro Achaval Director

/s/ Claire W. Gargalli Claire W. Gargalli Director	/s/ Ronald L. Kuehn, Jr. Ronald L. Kuehn, Jr. Director	/s/ Raymond W. LeBoeuf Raymond W. LeBoeuf Director

/s/ Benjamin F. Payton Benjamin F. Payton Director	/s/ G. Jackson Ratcliffe, Jr. G. Jackson Ratcliffe, Jr. Director	/s/ Wayne T. Smith Wayne T. Smith Director

/s/ H. Mitchell Watson, Jr H. Mitchell Watson, Jr. Director

INDEX TO EXHIBITS

Praxair, Inc. and Subsidiaries

    Exhibit No.           Description

2.01	Agreement and Plan of Merger dated as of December 22, 1995 among Praxair, Inc., PX Acquisition Corp. and CBI Industries, Inc. (Filed as Exhibit 2 to the Company's Current Report on Form 8-K dated December 22, 1995, Filing No. 1-11037, and incorporated herein by reference).
3.01	Restated Certificate of Incorporation (Filed as Exhibit 3.01 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).
3.02	Amended By Laws of Praxair, Inc. (Filed as Exhibit 3.02 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).
3.03	Certificate of Designations for the 7.48% Cumulative Preferred Stock, Series A. (Filed on February 7, 1997 as Exhibit 3.3 to Amendment #1 to the Company's Registration Statement on Form S-3, Registration No. 333-18141).
3.04	Certificate of Designations for the 6.75% Cumulative Preferred Stock, Series B. (Filed on February 7, 1997 as Exhibit 3.4 to Amendment #1 to the Company's Registration Statement on Form S-3, Registration No. 333-18141).
4.01	Common Stock Certificate (Filed as Exhibit 4.01 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).
4.02	Stockholder Protection Rights Agreement, dated as of June 30, 2002, between the registrant and Registrar and Transfer Company as Rights Agent. (Filed on June 27, 2002 as Exhibit 99.1 to the Company's Registration Statement on Form 8-A, Filing No. 1-11037, and incorporated herein by reference).
4.02a	Amendment #1, dated as of December 9, 2003, to the Stockholder Protection Rights Agreement between the registrant and Registrar and Transfer Company as Rights Agent (Filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated December 9, 2003, Filing No. 1-11037, and incorporated herein by reference.)
4.03	Indenture, dated as of July 15, 1992, between Praxair, Inc. and State Street Bank and Trust Company, successor trustee to Fleet Bank of Connecticut and the ultimate successor trustee to Bank of America Illinois (formerly Continental Bank, National Association) (Filed as Exhibit 4 to the Company's Form 10-Q for the quarter ended June 30, 1992, Filing No. 1-11307, and incorporated herein by reference).
4.04	Copies of the agreements relating to long-term debt which are not required to be filed as exhibits to this Annual Report on Form 10-K will be furnished to the Securities and Exchange Commission upon request.
4.05	Series A Preferred Stock Certificate. (Filed on February 7, 1997 as Exhibit 4.3 to Amendment #1 to the Company's Registration Statement on Form S-3, Registration No. 333-18141).
4.06	Series B Preferred Stock Certificate. (Filed on February 7, 1997 as Exhibit 4.4 to Amendment #1 to the Company's Registration Statement on Form S-3, Registration No. 333-18141).
*10.01	Amended and Restated 2002 Praxair, Inc. Long Term Incentive Plan.

INDEX TO EXHIBITS (Continued)

Praxair, Inc. and Subsidiaries

    Exhibit No.           Description

*10.02	Form of Executive Severance Compensation Agreement.
*10.03	2002 Praxair, Inc. Variable Compensation Plan (Filed as Exhibit 10.03 to the Company's 2001 Annual Report on Firm 10-K, Filing No. 1-11037, and incorporated herein by reference).
*10.04	Amended and Restated 1995 Stock Option Plan for Non-Employee Directors.
*10.05	Special Severance Protection Program (Filed as Exhibit 10.05 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).
*10.06	Amended and Restated Praxair, Inc. Director’s Fees Deferral Plan.
*10.07	Amended and Restated 1993 Praxair Compensation Deferral Program (Filed as Exhibit 10.07 to the Company's 1996 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).
*10.07a	First Amendment, dated as of April 1, 2001, to the Amended and Restated 1993 Praxair Compensation Deferral Program (Filed as Exhibit 10.07a to the Company's 2001 Annual Report on Firm 10-K, Filing No. 1-11037, and incorporated herein by reference).
*10.07b	Second Amendment, dated as of October 28, 2003, to the Amended and Restated 1993 Praxair Compensation Deferral Program.
10.08	Transfer Agreement dated January 1, 1989, between Union Carbide Corporation and the registrant (Filed as Exhibit 10.06 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).
10.08a	Amendment No. 1 dated as of December 31, 1989, to the Transfer Agreement (Filed as Exhibit 10.07 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).
10.08b	Amendment No. 2 dated as of July 2, 1990, to the Transfer Agreement (Filed as Exhibit 10.08 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).
10.08c	Amendment No. 3 dated as of January 2, 1991, to the Transfer Agreement (Filed as Exhibit 10.09 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

INDEX TO EXHIBITS (Continued)

Praxair, Inc. and Subsidiaries

    Exhibit No.           Description

10.09	Transfer Agreement dated January 1, 1989, between Union Carbide Corporation and Union Carbide Coatings Service Corporation (Filed as Exhibit 10.14 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).
10.09a	Amendment No. 1 dated as of December 31, 1989, to the Transfer Agreement (Filed as Exhibit 10.15 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).
10.09b	Amendment No. 2 dated as of July 2, 1990, to the Transfer Agreement (Filed as Exhibit 10.16 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).
10.10	Additional Provisions Agreement dated as of June 4, 1992 (Filed as Exhibit 10.21 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).
10.11	Amended and Restated Realignment Indemnification Agreement dated as of June 4, 1992 (Filed as Exhibit 10.23 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).
10.12	Environmental Management, Services and Liabilities Allocation Agreement dated as of January 1, 1990 (Filed as Exhibit 10.13 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).
10.12a	Amendment No. 1 to the Environmental Management, Services and Liabilities Allocation Agreement dated as of June 4, 1992 (Filed as Exhibit 10.22 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).
10.13	Danbury Lease-Related Services Agreement dated as of June 4, 1992 (Filed as Exhibit 10.24 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).
10.13a	First Amendment to Danbury Lease-Related Services Agreement (Filed as Exhibit 10.13a to the Company's 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).
10.14	Danbury Lease Agreements, as amended (Filed as Exhibit 10.26 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).
10.14a	Second Amendment to Linde Data Center Lease (Danbury) (Filed as Exhibit 10.14a to the Company's 1993 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).
10.14b	Fourth Amendment to Carbide Center Lease (Filed as Exhibit 10.14b to the Company's 1993 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).
10.14c	Third Amendment to Linde Data Center Lease (Filed as Exhibit 10.14c to the Company's 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

INDEX TO EXHIBITS (Continued)

Praxair, Inc. and Subsidiaries

    Exhibit No.           Description

10.14d	Fifth Amendment to Carbide Center Lease (Filed as Exhibit 10.14d to the Company's 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).
10.15	Employee Benefits Agreement dated as of June 4, 1992 (Filed as Exhibit 10.25 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).
10.15a	First Amendatory Agreement to the Employee Benefits Agreement (Filed as Exhibit 10.15a to the Company's 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).
10.16	Tax Disaffiliation Agreement dated as of June 4, 1992 (Filed as Exhibit 10.20 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).
10.17	Credit Agreement dated as of July 12, 2000 among Praxair, Inc,, The Banks Party Thereto, Morgan Guaranty Trust Company of New York, Bank of America, N. A. and Credit Suisse First Boston as Co-Syndication Agents and The Chase Manhattan Bank as Administrative Agent (Filed as Exhibit 10.17b to the Company's 2000 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).
*10.19	Praxair, Inc. Plan for Determining Performance-Based Awards Under Section 162(m) (Filed as Exhibit 10.19 to the Company's 2001 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).
12.01	Computation of Ratio of Earnings to Fixed Charges.
13.01	Praxair's 2003 Annual Report to Shareholders (such report, except for those portions which are expressly referred to in this Form 10-K, is furnished for the information of the Commission and is not deemed "filed" as part of this Form 10-K).
21.01	Subsidiaries of Praxair, Inc.
23.01	Consent of Independent Accountants.
32.01	Rule 13a-14(a) Certification.
32.02	Rule 13a-14(a) Certification.

Copies of exhibits incorporated by reference can be obtained from the SEC and are located in SEC File No. 1-11037.

*	Indicates a management contract or compensatory plan or arrangement.