Form 10-Q
period 2004-03-31
PRAXAIR INC
filed 2004-05-04
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes  x     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  x     No

At March 31, 2004, 324,974,238 shares of common stock ($0.01 par value) of the Registrant were outstanding.

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

PART I — FINANCIAL INFORMATION

Praxair, Inc. and Subsidiaries

Item 1. Financial Statements

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended March 31,

	2004	2003

SALES	$1,531	$1,337
Cost of sales, exclusive of
depreciation and amortization	908	804
Selling, general and administrative	204	185
Depreciation and amortization	139	122
Research and development	19	17
Other income (expense) - net	(1)	6

OPERATING PROFIT	260	215
Interest expense	37	42

INCOME BEFORE INCOME TAXES	223	173
Income taxes	56	41

	167	132
Minority interests	(6)	(5)
Income from equity investments	3	3

NET INCOME	$164	$130

PER SHARE DATA:
Basic earnings per share:
Net income	$0.50	$0.40

Diluted earnings per share:
Net income	$0.49	$0.39

Cash dividends per share	$0.15	$0.1075

WEIGHTED AVERAGE SHARES OUTSTANDING (000's):
Basic shares outstanding	326,394	325,762
Diluted shares outstanding	331,573	329,270

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	March 31,	December 31,
	2004	2003

ASSETS
Cash and cash equivalents	$37	$50
Accounts receivable - net	1,013	962
Inventories	308	302
Prepaid and other current assets	125	135

TOTAL CURRENT ASSETS
	1,483	1,449
Property, plant and equipment - net	5,224	5,252
Goodwill	1,073	1,075
Other intangible assets	55	56
Other assets	492	473

TOTAL ASSETS	$8,327	$8,305

LIABILITIES AND EQUITY
Accounts payable	$401	$413
Short-term debt	132	133
Current portion of long-term debt	18	22
Other current liabilities	515	549

TOTAL CURRENT LIABILITIES	1,066	1,117
Long-term debt	2,693	2,661
Other long-term obligations	1,234	1,244

TOTAL LIABILITIES	4,993	5,022

Commitments and contingencies (Note 9)

Minority interests	198	195
Shareholders' equity	3,136	3,088

TOTAL LIABILITIES AND EQUITY	$8,327	$8,305

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Quarter Ended March 31,

	2004	2003

OPERATIONS
Net income	$164	$130
Adjustments:
Depreciation and amortization	139	122
Deferred income taxes	8	7
Other non-cash charges	(7)	2
Working capital	(104)	(89)
Long-term assets, liabilities and other	(19)	(1)

Net cash provided by operating activities	181	171

INVESTING
Capital expenditures	(124)	(123)
Acquisitions	-	(14)
Divestitures and asset sales	14	52

Net cash used for investing activities	(110)	(85)

FINANCING
Short-term (repayments) borrowings - net	(2)	(26)
Long-term borrowings	108	404
Long-term debt repayments	(80)	(386)
Minority transactions and other	(3)	(5)
Issuance of common stock	66	43
Purchases of common stock	(123)	(61)
Cash dividends	(49)	(35)

Net cash provided by (used for)
financing activities	(83)	(66)

Effect of exchange rate changes on cash and
cash equivalents	(1)	(1)

Change in cash and cash equivalents	(13)	19
Cash and cash equivalents, beginning-of-period	50	39

Cash and cash equivalents, end-of-period	$37	$58

The accompanying notes are an integral part of these financial statements

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Dollar amounts in millions, except share data, shares in thousands)
(UNAUDITED)

	Common Stock		Additional Paid-In	Treasury Stock		Retained	Accumulated Other Comprehensive Income
Activity	Shares	Amounts	Capital	Shares	Amounts	Earnings	(Loss) (b)	Total

Balance, January 1, 2004	354,951	$4	$2,148	28,865	$(739)	$3,027	$(1,352)	$3,088
Net income						164		164
Translation adjustments							(5)	(5)
Minimum pension liability,
net of $3 million taxes							(7)	(7)

Comprehensive income(a)								152
Dividends on common stock
($0.15 per share)						(49)		(49)
Issuances of common stock:
For the dividend reinvestment
and stock purchase plan	32	-						-
For employee savings and
incentive plans	1,400	-	48	(803)	20			68
Purchases of common stock				3,347	(123)			(123)

Balance, March 31, 2004	356,383	$4	$2,196	31,409	$(842)	$3,142	$(1,364)	$3,136

(a) The components of comprehensive income are as follows:

	Quarter Ended March 31,

	2004	2003

Net income	$164	$130
Translation adjustments	(5)	58
Minimum pension liability	(7)	(2)

	$152	$186

(b) The components of accumulated other comprehensive income (loss) are as follows:

	March 31,	December 31,
	2004	2003

Accumulated translation adjustments	$(1,257)	$(1,252)
Accumulated minimum pension liability	(106)	(99)
Accumulated derivatives	(1)	(1)

	$(1,364)	$(1,352)

The accompanying notes are an integral part of these financial statements

PRAXAIR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Summary of Significant Accounting Policies

Presentation of Condensed Consolidated Financial Statements — In the opinion of Praxair, Inc. (Praxair) management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to the consolidated financial statements of Praxair, Inc. and subsidiaries in Praxair’s 2003 Annual Report.

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

(Dollar amounts in millions, except per share data)	Quarter Ended March 31,

	2004	2003

NET INCOME:
As reported	$164	$130
Less: total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(7)	(6)

Pro forma net income	$157	$124

BASIC EARNINGS PER SHARE:
As reported	$0.50	$0.40
Pro forma	$0.48	$0.38

DILUTED EARNINGS PER SHARE:
As reported	$0.49	$0.39
Pro forma	$0.47	$0.37

These pro forma disclosures may not be representative of the effects for future years as options vest over several years and additional awards generally are made each year.

During the quarter ended March 31, 2004, Praxair granted options for 3,826,100 shares (3,915,600 shares during the quarter ended March 31, 2003) of common stock having option prices of $36.58 per share ($26.43 to $26.62 per share in 2003) and a weighted average price of $36.58 ($26.43 in 2003), the closing market price of Praxair’s common stock on the day of the grants. At March 31, 2004, there were 24,930,560 shares under option at prices ranging from $10.25 to $36.58 per share (weighted average of $25.62) of which options for 16,691,762 shares were exercisable at prices ranging from $10.25 to $29.33 per share (weighted average of $22.77). During the quarter ended March 31, 2004, options for 1,330,565 shares (950,286 in 2003) of common stock were exercised.

2. Recently Issued Accounting Standards

In December 2003, the FASB issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” which requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations, and cash flows as well as the components of the net periodic benefit cost recognized in interim periods. This statement is effective December 31, 2003 for Praxair except for the requirements to disclose future benefit payments and international plan asset information, which will be effective December 31, 2004. Praxair has included the required quarterly pension disclosures in Note 8.

In January 2004, the FASB issued FASB Staff Position (FSP) 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” which permits a sponsor of a postretirement health care plan that provides a prescription drug benefit to defer accounting for the effects of the Act until the impact can be determined. For the quarter ended March 31, 2004, the consolidated financial statements and accompanying notes do not reflect the effects of the Act on the Plan. Specific authoritative guidance on the accounting for the federal subsidy is pending and Praxair will account for the impact when the standard is finalized.

3. Inventories

The following is a summary of Praxair’s consolidated inventories:

	March 31,	December 31,
(Millions of dollars)	2004	2003

Raw materials and supplies	$84	$83
Work in process	40	33
Finished goods	184	186

	$308	$302

4. Debt

The following is a summary of Praxair’s outstanding debt at March 31, 2004 and December 31, 2003.

	March 31,	December 31,
(Millions of dollars)	2004	2003

SHORT-TERM
Canadian borrowings	$69	$75
U.S. borrowings	6	4
South American borrowings	45	44
Asian borrowings	6	5
Other international borrowings	6	5

Total short-term debt	132	133

LONG-TERM
U.S. borrowings
Commercial paper and U.S. borrowings	203	218
6.85% Notes due 2005	150	150
6.90% Notes due 2006	250	250
4.75% Notes due 2007 (a)	249	249
6.625% Notes due 2007	250	250
6.50% Notes due 2008	250	250
2.75% Notes due 2008 (a)	299	299
6.375% Notes due 2012 (a, b)	537	539
3.95% Notes due 2013 (a)	349	349
Other borrowings	42	42
South American borrowings	30	33
Asian borrowings	40	41
Canadian borrowings	49	-
Other international borrowings	6	6
Obligations under capital lease	7	7

	2,711	2,683
Less: current portion of long-term debt	(18)	(22)

Total long-term debt
	2,693	2,661

Total debt	$2,843	$2,816

(a)	Amounts are net of unamortized discounts.
(b)	March 31, 2004 and December 31, 2003 include a $39 million and a $40 million fair value increase, respectively, related to SFAS 133 hedge accounting. See Note 15 on page 53 of the 2003 Annual Report.

At March 31, 2004, $278 million of commercial paper, short-term borrowings and notes due in 2004 ($234 million commercial paper and notes due in 2004 at December 31, 2003) have been classified as long-term because of the Company’s intent to refinance this debt on a long-term basis and the availability of such financing under the terms of its $1 billion credit agreement that expires in 2005. No borrowings were outstanding under the credit agreement at March 31, 2004.

5. Financial Instruments

The following table is a summary of the notional amount of currency derivatives outstanding at March 31, 2004 and December 31, 2003 (all maturities within one year):

(Millions of dollars)	March 31,	December 31,
	2004	2003

CURRENCY CONTRACTS
Balance sheet items	$532	$501
Firm commitments	-	1
Anticipated net income	8	10

	$540	$512

Praxair enters into currency exchange forward contracts to manage its exposure to fluctuations in foreign currency exchange rates. Hedges of balance sheet items are related to recorded balance sheet exposures, including intercompany transactions. Hedges of firm commitments are for the purchase of equipment related to in-progress construction projects. The net income hedges outstanding at March 31, 2004 are related to anticipated 2004 second quarter net income in Brazil. The December 31, 2003 net income hedges were related to anticipated 2004 net income in Canada.

At March 31, 2004, the fair value of all derivative instruments has been recorded in the condensed consolidated balance sheet as $6 million in current liabilities ($4 million in current assets and $2 million in current liabilities at December 31, 2003). No interest rate derivatives were outstanding for either period.

6. Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents. The difference between the number of shares used in the basic earnings per share calculation compared to the diluted earnings per share calculation is due to the dilutive effect of outstanding stock options. Stock options for 3,826,100 shares (5,567,740 during the quarter ended March 31, 2003) were excluded in the computation of diluted earnings per share for the quarter ended March 31, 2004 because the exercise prices were greater than the average market price of the common stock.

7. Goodwill and Other Intangible Assets

See Note 2 on page 45 of the 2003 Annual Report for a description of the test for goodwill impairment. Changes in the carrying amount of goodwill for the quarter ended March 31, 2004 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total

Balance, December 31, 2003	$784	$124	$66	$26	$75	$1,075
Foreign currency
translation adjustments	2	(1)	(2)	-	(1)	(2)

Balance, March 31, 2004	$786	$123	$64	$26	$74	$1,073

Changes in the carrying amount of other intangibles for the quarter ended March 31, 2004 were as follows:

(Millions of dollars)	License/Use Agreements	Non-compete Agreements	Patents	Sub-total	Accumulated Amortization	Total

Balance, December 31, 2003	$41	$31	$17	$89	$(33)	$56
Additions	-	-	-	-	(2)	(2)
Foreign currency
translation adjustments	1	-	-	1	-	1

Balance, March 31, 2004	$42	$31	$17	$90	$(35)	$55

There are no expected residual values related to these intangible assets. The weighted average amortization period for intangible assets is approximately 10 years. Estimated annual amortization expense is $6 million for the remainder of 2004; $6 million, $7 million, $6 million and $4 million for the years ended December 31, 2005, 2006, 2007 and 2008, respectively; and $26 million thereafter.

8. Pension and OPEB

The components of net pension and postretirement benefits other than pensions (OPEB) costs for the quarters ended March 31, 2004 and 2003 are shown below:

	Quarter ended March 31,

	Pensions		OPEB

(Millions of dollars)	2004	2003	2004	2003

Service cost	$ 8	$ 7	$ 2	$ 1
Interest cost	21	20	4	5
Expected return on plan assets	(22)	(21)	-	-
Net amortization and deferral	2	-	(1)	(1)

Net periodic benefit cost	$ 9	$ 6	$ 5	$ 5

Praxair continues to estimate that required 2004 contributions to its pension plans will be in the range of $80 million. As of March 31, 2004, $66 million of contributions have been made worldwide.

9. Legal Proceedings

In the normal course of business, Praxair is involved in legal proceedings and claims with both private and governmental parties (see Note 20 on page 60 of the 2003 Annual Report). These arise from current and past operations or products and include product liability and environmental matters.

Among such matters are claims brought by welders alleging that exposure to manganese contained in welding fumes caused neurological injury. Praxair has never manufactured welding consumables. Such products were manufactured prior to 1985 by a predecessor company of Praxair. As of March 31, 2004, Praxair was a co-defendant with many other companies in 217 lawsuits alleging personal injury caused by manganese contained in welding fumes. The cases were pending in state and federal courts in Illinois, Mississippi, Missouri, Texas, Louisiana, Georgia, West Virginia, Ohio, Arkansas, Indiana, Utah, Pennsylvania, Minnesota and Alabama. There were a total of 8,536 individual claimants in these cases. One case is a class action which has not been certified. All of the cases that have been filed in the federal courts have been transferred, under the Multidistrict Litigation procedure, to U.S. District Court for the Northern District of Ohio for coordinated or consolidated pretrial proceedings. The plaintiffs seek unspecified compensatory and, in most instances, punitive damages. In the past, Praxair has either been dismissed from the cases with no payment or has settled a few cases for nominal amounts. Praxair believes that it has meritorious defenses to these cases and intends to defend itself vigorously.

While the outcome of litigation is uncertain, Praxair believes that the resolution of these cases will not have a material adverse effect on its consolidated financial position or on its consolidated results of operations or cash flows in any given year.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results

The following table provides summary data for the quarters ended March 31, 2004 and 2003:

	Quarter Ended March 31,
(Dollar amounts in millions)	2004	2003	Variance

Sales	$1,531	$1,337	+ 15%
Gross margin*	$623	$533	+ 17%
As a percent of sales	40.7%	39.9%
Selling, general and administrative	$204	$185	+ 10%
As a percent of sales	13.3%	13.8%
Depreciation and amortization	$139	$122	+ 14%
Other income (expenses) - net	$(1)	$6
Operating profit	$260	$215	+ 21%
Interest expense	$37	$42	- 12%
Effective tax rate	25.1%	23.7%
Net income	$164	$130	+ 26%

* Gross margin excludes depreciation and amortization expense

Sales increased $194 million, or 15%, in the first quarter versus 2003. Currency appreciation primarily in Europe and South America favorably impacted sales growth by 6%. Strong volume growth in all operating segments increased sales by 7% as manufacturing activity strengthened throughout the quarter. Price increases were principally realized in our overseas markets and increased overall sales by 2%. The reduction in our costs for natural gas, which we are contractually obligated to pass on to on-site hydrogen customers, decreased sales $8 million, or 1%, with no impact on operating profit.

Gross margin in 2004 improved $90 million, or 17%, in the first quarter versus 2003. The improvement in gross margin, as a percent of sales to 40.7%, an 80 basis point increase, was due primarily to improved operating leverage on the strong sales volume and continued success from the combination of pricing and productivity initiatives which outpaced underlying inflationary pressures.

Selling, general and administrative expenses were $204 million, or 13.3% of sales, for the first quarter versus $185 million, or 13.8% of sales, for the respective 2003 period. The $19 million increase was primarily due to currency increases and general cost inflation.

Depreciation and amortization expense increased $17 million, or 14%, in the first quarter versus 2003. The increase was principally due to increased capital spending and currency appreciation in Europe and South America.

Operating profit increased $45 million, or 21%, in the first quarter versus 2003. Currency appreciation primarily in Europe and South America was responsible for 7% of the growth and the remaining 14% of growth was driven by strong sales volumes and continued productivity initiatives.

Interest expense decreased $5 million, or 12%, in the first quarter versus 2003 due to lower effective interest rates.

The effective income tax rate was 25.1% for the quarter versus 23.7% in 2003 due to higher earnings contributions in countries with higher marginal tax rates. We expect an effective tax rate of approximately 25% to continue for the remainder of 2004.

Net income increased $34 million, or 26%, in the first quarter versus 2003. The increase was due to improved operating profit and lower interest expense, which was partially offset by the higher effective tax rate.

The number of employees at March 31, 2004 was 25,281, reflecting a decrease of 157 employees from December 31, 2003 due primarily to headcount reductions in South America (-125) during the first quarter of 2004.

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows (for a description of Praxair’s operating segments, refer to Note 4 to the consolidated financial statements included in Praxair’s 2003 Annual Report to shareholders):

	Quarter Ended March 31,
(Dollar amounts in millions)	2004	2003	Variance

SALES
North America	$960	$893	+ 8%
Europe	208	165	+ 26%
South America	200	148	+ 35%
Asia	109	84	+ 30%
Surface Technologies	111	98	+ 13%
Eliminations	(57)	(51)

	$1,531	$1,337	+ 15%

OPERATING PROFIT
North America	$149	$131	+ 14%
Europe	52	38	+ 37%
South America	32	29	+ 10%
Asia	17	13	+ 31%
Surface Technologies	10	4	+150%

	$260	$215	+ 21%

North America

Sales increased $67 million, or 8%, in the first quarter versus 2003. Higher demand across all end-user markets, but principally in the manufacturing, energy, healthcare, metals and electronics marketplaces, led to strong volume growth of 6%. Realized price increases were 1%. The decrease in our costs for natural gas, which we are contractually obligated to pass on to on-site hydrogen customers, decreased sales $8 million, or 1% in the first quarter, with no impact on operating profit.

Operating profit increased $18 million, or 14%, in the first quarter versus 2003. The operating profit growth was principally driven by strong operating leverage on incremental sales volume. Continued focus on productivity and cost initiatives outpaced underlying inflationary pressures.

Europe

Sales increased $43 million, or 26%, in the first quarter versus 2003. The stronger Euro increased sales by 16% and sales volume gains of 5% were primarily in our on-site metals and merchant markets in Spain and Western Europe. Realized price increases were 2%. The impact of the 2003 consolidation of Indugas, a former joint venture, increased sales by 3%.

Operating profit increased $14 million, or 37%, in the first quarter versus 2003. The increase in operating profit was principally due to the Euro currency appreciation and sales volume increases. Additionally, a property sale in 2004 resulted in a net gain of several million dollars.

South America

Sales increased $52 million, or 35%, in the first quarter versus 2003. Excluding the 17% impact of currency on sales growth, underlying sales improvement was driven by realized price increases of 11% and sales volume increases of 7%. Continued strong volume growth in the export market, and volume increases in the metals, manufacturing and healthcare markets underpinned the sales improvement.

Operating profit increased $3 million, or 10%, in the first quarter versus 2003. The growth in operating profit is primarily attributable to continued cost savings initiatives partially offset by the impact of several million dollars for headcount reductions. The unfavorable inflationary impacts on local costs were offset by higher prices and volumes.

There are significant uncertainties surrounding the economic and political stability in South America which may result in significant currency movements versus the U.S. dollar. The devaluation of the Venezuelan bolivar adversely impacted operating profit by $1 million in the first quarter of 2004. Looking forward, it is not possible to accurately predict how currency fluctuations will impact financial results.

Currency movements versus the U.S. dollar have historically impacted reported results, especially in Brazil, Argentina and Venezuela. In the first three months of 2004, Brazil represented approximately 79% of the company’s South American sales, Venezuela represented approximately 4% and Argentina represented approximately 5%. The functional currency used for translation to the U.S. dollar for Argentina and Brazil are the peso and real, respectively. The company uses the U.S. dollar in Venezuela as its functional currency as it is a highly inflationary economy in accordance with SFAS 52.

To help understand the reported results, the following is a summary of the exchange rates used to translate the financial statements in Brazil, Argentina and Venezuela (rates of exchange expressed in units of local currency per U.S. dollar):

	Income statement		Balance Sheet
	(Year-to-Date Average)		March 31,	December 31,
Currency	2004	2003	2004	2003

Brazil real	2.90	3.50	2.91	2.89
Argentina peso	2.91	3.17	2.86	2.93
Venezuela bolivar	1,780	1,636	1,920	1,600

Asia

Sales increased $25 million, or 30%, in the first quarter versus 2003. Substantially stronger volumes, primarily in the metals and electronics marketplaces, increased sales by 18%. The consolidation of a former joint venture in China increased sales by 6%. Realized price increases resulted in 4% growth.

Operating profit increased $4 million, or 31%, in the first quarter versus 2003. The improvement in operating profit is primarily a result of strong sales volumes. The consolidation of the former joint venture added marginally to operating profit.

Surface Technologies

Sales increased $13 million, or 13%, in the first quarter versus 2003. Currency appreciation in Europe increased sales by 7% and stronger sales volumes and pricing in the metals and energy marketplaces increased sales by 6%.

Operating profit increased $6 million, or 150%, in the first quarter versus 2003. The increase in operating profit was driven by cost reduction efforts, the realization of benefits from previous restructuring actions and increased sales volumes. First quarter 2003 operating profit included $2 million of restructuring charges that did not recur in 2004.

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

(Dollar amounts in millions)	Quarter Ended March 31,

	2004	2003

NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income	$164	$130
Depreciation and amortization	139	122
Working capital	(104)	(89)
Other - net	(18)	8

Net cash provided by operating activities	$181	$171

INVESTING ACTIVITIES
Capital expenditures	$(124)	$(123)
Acquisitions	-	(14)
Divestitures and asset sales	14	52

Net cash used for investing activities	$(110)	$(85)

FINANCING ACTIVITIES
Debt (reductions) increases	$26	$(8)
Minority transactions and other	(3)	(5)
Issuances (purchases) of common stock, net	(57)	(18)
Cash dividends	(49)	(35)

Net cash used for financing activities	$(83)	$(66)

Cash Flow from Operations

Cash flow from operations of $181 million in the quarter ended March 31, 2004 increased $10 million, or 6%, versus 2003. The improvement in net income of $34 million was the principle component of this increase. The use of funds from working capital of $104 million in 2004 was primarily driven by two factors: a domestic pension plan contribution of $60 million, and an increase in accounts receivable of $52 million due to higher sales revenues. At December 31, 2003, domestic pension plan liabilities of $60 million were classified as other current liabilities which were paid in the first quarter of 2004, resulting in a use of funds in working capital. The change in working capital in 2003 was principally a result of in increased accounts receivable of $74 million.

Investing

Net cash used for investing of $110 million in the quarter ended March 31, 2004 increased $25 million, or 29%, versus the respective 2003 period. Proceeds from divestitures and asset sales were lower in 2004 because 2003 included the impact of the sale of Praxair’s Poland operations for $50 million.

Capital expenditures for the quarter ended March 31, 2004 totaled $124 million, relatively unchanged from the respective period in 2003. On a worldwide basis, capital expenditures for the full year 2004 are expected to be approximately $700 million.

There were no acquisition expenditures for the quarter ended March 31, 2004, a decrease of $14 million from the corresponding period in 2003. Acquisitions in the first three months of 2003 were primarily small electronics, packaged gases and healthcare businesses.

Financing

At March 31, 2004, Praxair’s total debt outstanding was $2,843 million, slightly higher than December 31, 2003 levels. Cash used for financing activities of $83 million for the quarter ended March 31, 2004 increased $17 million, or 26%, versus the respective 2003 period. The increase in funds used was primarily due to increases in the purchases of common stock and dividend payouts. Purchases of Praxair’s common stock during the first quarter of 2004 were nearly double compared to the respective 2003 period in order to manage dilution created by the increased exercise of stock options. In the first three months of 2004, cash dividends were $0.15 per share compared to $0.1075 per share for the 2003 period, an increase of 40%.

Legal Proceedings

See Note 9 to the Condensed Consolidated Financial Statements for a description of current legal proceedings.

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

(Dollar amounts in millions)	March 31,	December 31,
	2004	2003

TOTAL CAPITAL
Debt	$2,843	$2,816
Minority interests	198	195
Shareholders' equity	3,136	3,088

	$6,177	$6,099

DEBT-TO-CAPITAL RATIO	46.0%	46.2%

	Quarter Ended March 31,

	2004	2003

AFTER-TAX RETURN ON CAPITAL (ROC)
Operating profit	$260	$215
Less: reported taxes	(56)	(41)
Less: tax benefit on interest expense(a)	(9)	(10)
Add: equity income	3	3

Net operating profit after-tax (NOPAT)	$198	$167

Beginning capital	$6,099	$5,252
Ending capital	$6,177	$5,379
Average capital	$6,138	$5,316
ROC %	3.2%	3.1%
ROC % (annualized)	12.9%	12.6%

(a)	Tax benefit on interest expense is based on Praxair's effective tax rates of 25% for 2004 and 24% for 2003.

Praxair's debt-to-capital ratio decreased from 46.2% at December 31, 2003 to 46.0% at March 31, 2004. This improvement primarily resulted from higher shareholders' equity levels due to net income of $164 million largely offset by stock repurchases and dividend distributions.

After-tax return on capital calculated on an annualized basis increased to 12.9% from 12.6% for the quarter ended March 31, 2004 versus March 31, 2003, due to the increase in operating profit.

New Accounting Standards

See Note 2 to the Condensed Consolidated Financial Statements for information concerning new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to the "Market Risks and Sensitivity Analyses" discussion on page 39 in the Management's Discussion and Analysis section of Praxair's 2003 Annual Report.

Item 4. Controls and Procedures

(a)

Based on an evaluation of the effectiveness of Praxair's disclosure controls and procedures, which evaluation was made under the supervision and with the participation of management, including Praxair's principal executive officer and principal financial officer, the principal executive officer and principal financial officer have each concluded that, as of the end of the quarterly period covered by this report, such disclosure controls and procedures are effective in ensuring that information required to be disclosed by Praxair in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

(b)

During the quarterly period covered by this report, no significant change was made to Praxair's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Praxair's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 to the Condensed Consolidated Financial Statements for a description of current legal proceedings.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Purchases of Equity Securities - Certain information regarding purchases made by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the three months ended March 31, 2004 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (Thousands)	Maximum Number of Shares that May Yet be Purchased Under the Program(2)

January 2004	1,701	$ 37.44	1,701	N/A
February 2004	992	$ 36.47	992	N/A
March 2004	654	$ 36.20	654	N/A

First Quarter 2004	3,347	$ 36.91	3,347	N/A

(1)

On January 20, 1997, the Company’s Board of Directors approved a share repurchase program which authorized the Company to repurchase shares of its common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company in order to offset some or all of such shares issued pursuant to the Company’s employee benefit plans and its Dividend Reinvestment and Stock Purchase Plan. The Company announced this program on January 21, 1997. The program has no expiration date.

(2)	The Board-approved program does not contain any quantitative limit on the total number of shares, or dollar value, that may be purchased.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The annual meeting of Praxair’s shareholders was held on April 27, 2004.
(b)	Three directors were elected at that meeting with vote results as follows:

NOMINEE	VOTES FOR	VOTES WITH	HELD

Alejandro Achaval	277,387,767	10,404,763
Ronald L. Kuehn, Jr.	277,434,352	10,357,678
H. Mitchell Watson, Jr.	273,651,763	14,140,267

The other directors whose term of office continues after that meeting are: Claire W. Gargalli, Raymond W. LeBoeuf, Benjamin F. Payton, G. Jackson Ratcliffe, Jr., Dennis H. Reilley and Wayne T. Smith.

(c)

Also at that meeting, a proposal to approve an amendment to the 2002 Praxair, Inc. Long Term Incentive Plan was properly presented and voted upon. Having received a majority of the votes cast at the meeting, the proposal was approved. The vote was 243,170,571 shares voted for, 18,117,934 shares voted against and 2,147,661 shares abstained.

The shares voted FOR the proposal represented 93.1% of the votes cast.

In addition, a proposal to approve an amendment to the Corporation’s Certificate of Incorporation was properly presented and voted upon. Having received a majority of the shares outstanding at the meeting, the proposal was approved. The vote was 266,117,101 shares voted for, 19,658,019 shares voted against and 2,106,910 shares abstained.

The shares voted FOR the proposal represented 81.9% of the shares outstanding.

In addition, a proposal to approve a Stockholder Protection Rights Agreement was properly presented and voted upon. Having received a majority of the votes cast at the meeting, the proposal was approved. The vote was 199,304,734 shares voted for, 57,889,398 shares voted against and 6,242,054 shares abstained.

The shares voted FOR the proposal represented 77.5% of the votes cast.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

04.02

Stockholder Protection Rights Agreement, dated as of May 3, 2004, between the registrant and Registrar and Transfer Company as Rights Agent (Filed on April 29, 2004 as Exhibit (1) to the Company’s Registration Statement on From 8-A, Filing No. 1-11037, and incorporated herein by reference)

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

(b) The following reports on Form 8-K have been filed or furnished since December 31, 2003:

DATE	ITEMS REPORTED

April 28, 2004	Furnishing information about Praxair, Inc.‘s first quarter 2004 earnings pursuant to Item 9, “Regulation FD Disclosure” and Item 12, “Results of Operations and Financial Condition.”

April 13, 2004	Item 5. Other Events. Praxair's response to questions about a Stockholder Protection Rights Agreement being submitted to a shareholder vote at its Annual Meeting.

January 27, 2004

Item 9. Regulation FD Disclosure. The following information was furnished pursuant to Item 9, "Regulation FD Disclosure" and Item 12, "Results of Operations and Financial Condition." On January 27, 2004, Praxair, Inc. issued a press release setting forth Praxair, Inc.'s fourth quarter 2003 earnings.

January 6, 2004	Item 5. Other Events. On December 31, 2003, Mr. Dale F. Frey retired from Praxair's Board of Directors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAXAIR, INC. (Registrant)

Date: May 4, 2004	By: /s/ Patrick M. Clark
Patrick M. Clark Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)