Form 10-Q
period 2004-06-30
PRAXAIR INC
filed 2004-08-02
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes  x     No

At June 30, 2004, 324,934,711 shares of common stock ($0.01 par value) of the Registrant were outstanding.

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

PART I — FINANCIAL INFORMATION

Praxair, Inc. and Subsidiaries

Item 1.   Financial Statements

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended June 30,

	2004	2003

SALES	$1,603	$1,401
Cost of sales, exclusive of
depreciation and amortization	966	833
Selling, general and administrative	207	192
Depreciation and amortization	140	127
Research and development	19	19
Other income (expense) - net	3	(7)

OPERATING PROFIT	274	223
Interest expense	39	35

INCOME BEFORE INCOME TAXES	235	188
Income taxes	55	35

	180	153
Minority interests	(9)	(6)
Income from equity investments	4	3

NET INCOME	$175	$150

PER SHARE DATA:
Basic earnings per share	$0.54	$0.46

Diluted earnings per share	$0.53	$0.45

Cash dividends per share	$0.15	$0.1075

WEIGHTED AVERAGE SHARES OUTSTANDING (000's):
Basic shares outstanding	325,786	326,688
Diluted shares outstanding	330,897	330,850

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Six Months Ended June 30,

	2004	2003

SALES	$3,134	$2,738
Cost of sales, exclusive of
depreciation and amortization	1,874	1,637
Selling, general and administrative	411	377
Depreciation and amortization	279	249
Research and development	38	36
Other income (expense) - net	2	(1)

OPERATING PROFIT	534	438
Interest expense	76	77

INCOME BEFORE INCOME TAXES	458	361
Income taxes	111	76

	347	285
Minority interests	(15)	(11)
Income from equity investments	7	6

NET INCOME	$339	$280

PER SHARE DATA:
Basic earnings per share	$1.04	$0.86

Diluted earnings per share	$1.02	$0.85

Cash dividends per share	$0.30	$0.22

WEIGHTED AVERAGE SHARES OUTSTANDING (000's):
Basic shares outstanding	326,090	326,225
Diluted shares outstanding	331,231	330,090

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	June 30,	December 31,
	2004	2003

ASSETS
Cash and cash equivalents	$23	$50
Accounts receivable - net	1,104	962
Inventories	322	302
Prepaid and other current assets	115	135

TOTAL CURRENT ASSETS	1,564	1,449
Property, plant and equipment - net	5,188	5,252
Goodwill	1,228	1,075
Other intangible assets	65	56
Other assets	493	473

TOTAL ASSETS	$8,538	$8,305

LIABILITIES AND EQUITY

Accounts payable	$407	$413
Short-term debt	143	133
Current portion of long-term debt	21	22
Other current liabilities	521	549

TOTAL CURRENT LIABILITIES	1,092	1,117
Long-term debt	2,857	2,661
Other long-term obligations	1,205	1,244

TOTAL LIABILITIES	5,154	5,022

Commitments and contingencies (Note 9)
Minority interests	203	195
Shareholders' equity	3,181	3,088

TOTAL LIABILITIES AND EQUITY	$8,538	$8,305

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Six Months Ended June 30,

	2004	2003

OPERATIONS
Net income	$339	$280
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	279	249
Deferred income taxes	24	14
Other non-cash charges	(2)	2
Working capital	(147)	(110)
Long-term assets, liabilities and other	(60)	12

Net cash provided by operating activities	433	447

INVESTING
Capital expenditures	(264)	(616)
Acquisitions	(248)	(39)
Divestitures and asset sales	17	54

Net cash used for investing activities	(495)	(601)

FINANCING
Short-term (repayments) borrowings - net	16	(71)
Long-term borrowings	483	1,335
Long-term debt repayments	(284)	(1,076)
Minority interest transactions and other	(4)	(3)
Issuance of common stock	114	117
Purchases of common stock	(192)	(64)
Cash dividends	(97)	(70)

Net cash provided by
financing activities	36	168

Effect of exchange rate changes on cash and
cash equivalents	(1)	1

Change in cash and cash equivalents	(27)	15
Cash and cash equivalents, beginning-of-period	50	39

Cash and cash equivalents, end-of-period	$23	$54

The accompanying notes are an integral part of these financial statements

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollar amounts in millions, except share data, shares in thousands)
(UNAUDITED)

Activity	Shares	Amounts	Additional Paid-In Capital	Shares	Amounts	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(b)	Total

Balance, January 1, 2004	354,951	$4	$2,148	28,865	$(739)	$3,027	$(1,352)	$3,088

Net income						339		339

Translation adjustments							(70)	(70)

Minimum pension liability,
net of $3 million taxes Comprehensive income(a)							(7)	(7)

								262
Dividends on common stock
($0.30 per share)						(97)		(97)

Issuances of common stock:
For the dividend reinvestment
and stock purchase plan	59	-						-

For employee savings and
incentive plans	2,787	-	89	(1,298)	34			123

Purchases of common stock				5,296	(195)			(195)

Balance, June 30, 2004	357,797	$4	$2,237	32,863	$(900)	$3,269	$(1,429)	$3,181

(a)	The components of comprehensive income are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net income	$175	$150	$339	$280
Translation adjustments	(65)	214	(70)	272
Minimum pension liability	-	-	(7)	(2)

	$110	$364	$262	$550

(b)	The components of accumulated other comprehensive income (loss) are as follows:

	June 30,	December 31,
	2004	2003

Accumulated translation adjustments	$(1,322)	$(1,252)
Accumulated minimum pension liability	(106)	(99)
Accumulated derivatives	(1)	(1)

	$(1,429)	$(1,352)

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

Stock-Based Compensation — Praxair accounts for incentive plans and stock options using the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Pro forma information required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, requires Praxair to disclose pro forma net income and pro forma earnings per share amounts as if compensation expense was recognized. Pro forma net income and the related basic and diluted earnings per share amounts would be as follows:

	Quarter Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

NET INCOME:
As reported	$175	$150	$339	$280
Less: total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(7)	(7)	(14)	(13)

Pro forma net income	$168	$143	$325	$267

BASIC EARNINGS PER SHARE:
As reported	$0.54	$0.46	$1.04	$0.86
Pro forma	$0.52	$0.44	$1.00	$0.82
DILUTED EARNINGS PER SHARE:
As reported	$0.53	$0.45	$1.02	$0.85
Pro forma	$0.51	$0.43	$0.98	$0.81

These pro forma disclosures may not be representative of the effects for future years as options vest over several years and additional awards generally are made each year.

During the quarter and six months ended June 30, 2004, Praxair granted options for 79,000 and 3,905,100 shares (45,000 and 3,960,600 shares during the quarter and six months ended June 30, 2003), respectively, of common stock having option prices ranging from $36.58 to $37.26 per share ($26.43 to $28.76 per share in 2003) and a weighted average price of $36.59 ($26.46 in 2003), the closing market price of Praxair’s common stock on the day of the grants. At June 30, 2004, there were 23,538,025 shares under option at prices ranging from $10.25 to $37.26 per share (weighted average of $25.91) of which options for 15,437,095 shares were exercisable at prices ranging from $10.25 to $29.33 per share (weighted average of $22.92). During the quarter and six months ended June 30, 2004, options for 1,452,533 and 2,783,098 shares (2,490,022 and 3,440,308 in 2003) of common stock were exercised.

2.   Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” which requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations, and cash flows as well as the components of the net periodic benefit cost recognized in interim periods. This statement is effective December 31, 2003 for Praxair except for the requirements to disclose future benefit payments and international plan asset information, which will be effective December 31, 2004. Praxair has included the required quarterly pension disclosures in Note 8.

In May 2004, the FASB issued FASB Staff Position (FSP) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” which superseded FSP 106-1 of the same name and provides guidance on how to account for future subsidies available beginning in 2006 to employers who provide prescription drug benefits that are “actuarially equivalent” to those that will be provided under Medicare. Employers that provide actuarially equivalent benefits must account for the subsidy as a reduction in the accumulated postretirement benefit obligation of the related plan, to be accounted for as an actuarial gain. Any reduction of the employer’s share of future costs under the plan should be reflected in service cost in the period of implementation of the FSP. Praxair is currently evaluating whether the drug benefit provided by its postretirement plans would be considered actuarially equivalent. If the Company determines its benefits are actuarially equivalent, the FSP will be applied during the quarter ended September 30, 2004 and any reduction of service cost will be recognized in that period.

3.   Inventories

The following is a summary of Praxair's consolidated inventories:

	June 30,	December 31,
	2004	2003

Raw materials and supplies	$81	$83
Work in process	42	33
Finished goods	199	186

	$322	$302

4.   Debt

The following is a summary of Praxair's outstanding debt at June 30, 2004 and December 31, 2003:

	June 30,	December 31,
(Millions of Dollars)	2004	2003

SHORT-TERM
Canadian borrowings	$80	$75
U.S. borrowings	8	4
South American borrowings	44	44
Asian borrowings	7	5
Other international borrowings	4	5

Total short-term debt	143	133

LONG-TERM
U.S. borrowings
Commercial paper and U.S. borrowings	424	218
6.85% Notes due 2005	150	150
6.90% Notes due 2006	250	250
4.75% Notes due 2007 (a)	249	249
6.625% Notes due 2007	250	250
6.50% Notes due 2008	250	250
2.75% Notes due 2008 (a)	299	299
6.375% Notes due 2012 (a, b)	536	539
3.95% Notes due 2013 (a)	349	349
Other borrowings	43	42
South American borrowings	29	33
Asian borrowings	38	41
Other international borrowings	5	6
Obligations under capital lease	6	7

	2,878	2,683
Less: current portion of long-term debt	(21)	(22)

Total long-term debt	2,857	2,661

Total debt	$3,021	$2,816

(a)	Amounts are net of unamortized discounts.
(b)	June 30, 2004 and December 31, 2003 include a $38 million and a $40 million fair value increase, respectively, related to SFAS 133 hedge accounting. See Note 15 on page 53 of the 2003 Annual Report.

At June 30, 2004, $600 million of commercial paper, short-term borrowings and notes due within one year ($234 million commercial paper and notes due in 2004 at December 31, 2003) have been classified as long-term because of the Company’s intent to refinance this debt on a long-term basis and the availability of such financing under the terms of its $1 billion credit agreement that expires July 12, 2005. The Company currently plans to renew the credit agreement before expiration. No borrowings were outstanding under the credit agreement at June 30, 2004.

5.   Financial Instruments

The following table is a summary of the notional amount of currency derivatives outstanding at June 30, 2004 and December 31, 2003 (all maturities within one year):

	June 30,	December 31,
	2004	2003

(Millions of Dollars)

CURRENCY CONTRACTS
Balance sheet items	$711	$501
Firm commitments	-	1
Anticipated net income	39	10

	$750	$512

Praxair enters into currency exchange forward contracts to manage its exposure to fluctuations in foreign currency exchange rates. Hedges of balance sheet items are related to recorded balance sheet exposures, including intercompany transactions. Hedges of firm commitments are for the purchase of equipment related to in-progress construction projects. Additionally, there was $6 million notional value of currency exchange contracts that effectively offset each other (none at December 31, 2003).

The net income hedges outstanding at June 30, 2004 are related to anticipated 2004 third quarter income in Europe and Canada. The net income hedges outstanding at December 31, 2003 were related to anticipated 2004 net income in Canada. Other income (expense) — net includes no gain or loss for the quarter and the six months ended June 30, 2004 as a result of recognizing these contracts at fair value. Other income (expense) – net includes a $9 million loss for the quarter and an $8 million loss for the six months ended June 30, 2003 of which $5 million and $2 million, respectively, related to anticipated second half year net income.

At June 30, 2004, the fair value of all derivative instruments has been recorded in the condensed consolidated balance sheet as follows: $2 million in current assets and $3 million in current liabilities ($4 million in current assets and $2 million in current liabilities at December 31, 2003).

6.   Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents. The difference between the number of shares used in the basic earnings per share calculation compared to the diluted earnings per share calculation is due to the dilutive effect of outstanding stock options. Stock options for 79,000 and 1,765,192 shares for the six months ended June 30, 2004 and 2003, respectively, were excluded in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock. There was no exclusion for the quarters ended June 30, 2004 or 2003.

7.   Goodwill and Other Intangible Assets

Praxair adopted SFAS 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002. The standard required the Company to perform an initial assessment (see Note 2 on page 45 of the 2003 Annual Report) of whether there was an indication that the carrying value of goodwill was impaired and to conduct a new test at least annually at the reporting unit level. The annual impairment tests for 2003 and 2004 were performed during the second quarter of each year and no impairments were indicated.

Changes in the carrying amount of goodwill for the six months ended June 30, 2004 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total

Balance, December 31, 2003	$784	$124	$66	$26	$75	$1,075
Additions*	168	-	-	-	-	168
Foreign currency
translation adjustments	(2)	(10)	(1)	(1)	(1)	(15)

Balance, June 30, 2004	$950	$114	$65	$25	$74	$1,228

Changes in the carrying amount of other intangibles for the six months ended June 30, 2004 were as follows:

(Millions of Dollars)	License/Use Agreements	Non-compete Agreements	Patents	Sub-Total	Accumulated Amortization	Total
Balance, December 31, 2003	$41	$31	$17	$89	$(33)	$56
Additions*	9	3	-	12	(3)	9

Foreign currency
translation adjustments	-	1	(1)	-	-	-

Balance, June 30, 2004	$50	$35	$16	$101	$(36)	$65

*	Additions primarily include the June 14, 2004 purchase of Home Care Supply, Inc., a U.S. home healthcare supply business with annual sales of approximately $170 million, for $245 million.

There are no expected residual values related to the other intangible assets. The weighted average amortization period for other intangible assets is approximately 9 years. Estimated annual amortization expense is $9 million for the remainder of 2004; $10 million, $9 million, $7 million and $4 million for the years ended December 31, 2005, 2006, 2007 and 2008, respectively; and $26 million thereafter.

8.   Pension and OPEB

The components of net pension and postretirement benefits other than pensions (OPEB) costs for the quarters and six month periods ended June 30, 2004 and 2003 are shown below:

	Quarter Ended June 30,				Six Months ended June 30,

	Pensions		OPEB		Pensions		OPEB

(Millions of Dollars)	2004	2003	2004	2003	2004	2003	2004	2003

Service cost	$8	$7	$2	$1	$16	$14	$4	$2
Interest cost	21	20	4	5	42	40	8	10

Expected return on plan assets	(22)	(21)	-	-	(44)	(42)	-	-
Net amortization and deferral	2	-	(1)	(1)	4	-	(2)	(2)

Net periodic benefit cost	$9	$6	$5	$5	$18	$12	$10	$10

Praxair estimates that required 2004 contributions to its pension plans will be in the range of $100 million. As of June 30, 2004, $66 million of contributions have been made worldwide.

9.   Legal Proceedings

In the normal course of business, Praxair is involved in legal proceedings and claims with both private and governmental parties (see Note 20 on page 60 of the 2003 Annual Report). These arise from current and past operations or products and include product liability and environmental matters.

Among such matters are claims brought by welders alleging that exposure to manganese contained in welding fumes caused neurological injury. Praxair has never manufactured welding consumables. Such products were manufactured prior to 1985 by a predecessor company of Praxair. As of June 30, 2004, Praxair was a co-defendant with many other companies in 414 lawsuits alleging personal injury caused by manganese contained in welding fumes. The cases were pending in state and federal courts in Iowa, Illinois, Mississippi, Missouri, Texas, Louisiana, Georgia, West Virginia, Ohio, Arkansas, Indiana, Utah, Pennsylvania, Minnesota and Alabama. There were a total of 9,527 individual claimants in these cases. One case is a class action which has not been certified. All of the cases filed in or removed to federal courts have been (or are in the process of being) transferred by the Judicial Panel for Multidistrict Litigation to the U.S. District Court for the Northern District of Ohio for coordinated pretrial proceedings. The plaintiffs seek unspecified compensatory and, in most instances, punitive damages. In the past, Praxair has either been dismissed from the cases with no payment or has settled a few cases for nominal amounts. Praxair believes that it has meritorious defenses to these cases and intends to defend itself vigorously.

While the outcome of litigation is uncertain, Praxair believes that the resolution of these cases will not have a material adverse effect on its consolidated financial position or on its consolidated results of operations or cash flows in any given year.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results

The following table provides summary data for the quarters and six month periods ended June 30, 2004 and 2003:

	Quarter Ended June 30,			Six Months Ended June 30,

(Dollar amounts in millions)	2004	2003	Variance	2004	2003	Variance

Sales	$1,603	$1,401	+14%	$3,134	$2,738	+15%
Gross margin*	$637	$568	+ 12%	$1,260	$1,101	+14%
As a percent of sales	39.7%	40.5%		40.2%	40.2%
Selling, general and administrative	$207	$192	+8%	$411	$377	+9%
As a percent of sales	12.9%	13.7%		13.1%	13.8%
Depreciation and amortization	$140	$127	+10%	$279	$249	+12%
Other income (expenses) - net	$3	$(7)		$2	$(1)
Operating profit	$274	$223	+23%	$534	$438	+22%
Interest expense	$39	$35	+11%	$76	$77	-1%
Effective tax rate	23.4%	18.6%		24.2%	21.1%
Net income	$175	$150	+17%	$339	$280	+ 21%

        * Gross margin excludes depreciation and amortization expense

Sales increased $202 million, or 14%, in the second quarter and $396 million, or 15%, in the six months ended June 30, 2004 versus the respective 2003 periods. Currency movements primarily in Europe, South America and Asia favorably impacted sales growth by 1% for the quarter and 4% year to date. Strong volume growth in all operating segments increased sales by 8% for the quarter and 7% year to date as overall economic activity strengthened throughout the quarter. Price increases were realized in all segments and increased overall sales by 3% for the quarter and 2% year to date. The increase in our costs for natural gas, which we are contractually obligated to pass on to on-site hydrogen customers, increased sales $10 million, or 1%, for the quarter and $2 million, or 0%, year to date, with no impact on operating profit.

Gross margin in 2004 improved $69 million, or 12%, in the second quarter and $159 million, or 14%, in the six months ended June 30 versus the respective 2003 periods. The 80 basis point reduction in gross margin percentage to 39.7% for the second quarter was due primarily to the dilution effect of increased electricity costs and natural gas pricing and product line mix in North America as refinery related hydrogen volumes increased. Gross margin as a percent of sales was unchanged on a year-to-date basis.

Selling, general and administrative expenses for the second quarter were $207 million, or 12.9% of sales, versus $192 million, or 13.7% of sales, for the respective 2003 period. Such expenses for the six month period were $411 million, or 13.1% of sales, versus $377 million, or 13.8% of sales for the respective 2003 period. The $15 million and $34 million increases for the quarter and year to date, respectively, were primarily due to currency increases, acquisitions and general cost inflation.

Depreciation and amortization expense increased $13 million, or 10%, in the second quarter and $30 million, or 12%, in the six months ended June 30, 2004 versus the respective 2003 periods. The increases were principally due to increased capital spending and currency appreciation in Europe and South America.

Operating profit increased $51 million, or 23%, in the second quarter and $96 million, or 22%, in the six months ended June 30, 2004 versus the respective 2003 periods. During the quarter and year to date, currency appreciation (including hedge gains and losses) primarily in Europe and South America was responsible for 7% of the growth. The remaining growth of 16% and 15% for the quarter and year to date, respectively, was driven by strong sales volumes and continued productivity initiatives across all segments. Operating profit includes no net income hedge gains or losses for the quarter and the six months ended June 30, 2004. Operating profit for 2003 included a $9 million loss for the quarter and an $8 million loss for the six months ended June 30, 2003 from net income hedges of which $5 million and $2 million, respectively, related to anticipated second half net income.

Interest expense increased $4 million, or 11%, in the second quarter due to higher average debt levels (primarily arising from the prior year purchase of leased assets) and decreased $1 million, or 1%, in the six months ended June 30, 2004 versus the respective 2003 periods due to lower effective interest rates.

The effective income tax rate was 23.4% for the quarter and 24.2% for the six month period versus 18.6% and 21.1%, respectively, in 2003. The increase in the effective rate for the quarter and year to date was due primarily to higher earnings contributions in countries with higher marginal tax rates. Second quarter and year-to-date income taxes include a benefit of $3 million, $0.01 per diluted share, in 2004 and $10 million, $0.03 per diluted share, in 2003 resulting from the resolution of various tax matters from prior years. Praxair expects an effective tax rate of approximately 25% to continue for the remainder of 2004.

Net income increased $25 million, or 17%, in the second quarter and $59 million, or 21%, year to date versus the respective 2003 periods. The increase was due to improved operating profit which was partially offset by the higher effective tax rate.

The number of employees at June 30, 2004 was 26,568, reflecting an increase of 1,130 employees from December 31, 2003 due primarily to the acquisition of Home Care Supply, Inc. (see North America segment discussion that follows) during the first half of 2004.

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows (for a description of Praxair’s operating segments, refer to Note 4 to the consolidated financial statements included in Praxair’s 2003 Annual Report to shareholders):

	Quarter Ended June 30,			Six Months Ended June 30,

(Dollar amounts in millions)	2004	2003	Variance	2004	2003	Variance

SALES North America	$1,016	$893	+ 14%	$1,976	$1,786	+ 11%
Europe	207	175	+ 18%	415	340	+ 22%
South America	211	185	+ 14%	411	333	+ 23%
Asia	121	92	+ 32%	230	176	+ 31%
Surface Technologies	111	99	+ 12%	222	197	+ 13%
Eliminations	(63)	(43)		(120)	(94)

	$1,603	$1,401	+ 14%	$3,134	$2,738	+ 15%

OPERATING PROFIT
North America	$156	$135	+ 16%	$305	$266	+ 15%
Europe	52	41	+ 27%	104	79	+ 32%
South America	39	26	+ 50%	71	55	+ 29%
Asia	19	15	+ 27%	36	28	+ 29%
Surface Technologies	8	6	+ 33%	18	10	+ 80%

	$274	$223	+ 23%	$534	$438	+ 22%

North America

Sales increased $123 million, or 14%, in the second quarter and $190 million, or 11%, in the six months ended June 30, 2004 versus the respective 2003 periods. Higher demand in the manufacturing, energy, metals and electronics marketplaces led to strong volume growth of 10% for the quarter and 8% year to date. Realized price increases were 2% for the quarter and 1% year to date. The increase in our costs for natural gas, which we are contractually obligated to pass on to on-site hydrogen customers, increased sales $10 million, or 1%, in the second quarter, and $2 million, or 1%, year to date with no impact on operating profit.

Operating profit increased $21 million, or 16%, in the second quarter and $39 million, or 15%, in the six months ended June 30, 2004 versus the respective 2003 periods. The operating profit growth was principally driven by improved operating leverage on incremental sales volume. Continued focus on productivity and cost initiatives outpaced underlying inflationary pressures.

On June 14, 2004, Praxair purchased Home Care Supply, Inc., a U.S. home healthcare supply business with annual sales of approximately $170 million.

Europe

Sales increased $32 million, or 18%, in the second quarter and $75 million, or 22%, in the six months ended June 30, 2004 versus the respective 2003 periods. The stronger euro increased sales by 7% in the quarter and 12% year to date. Sales volume gains of 5% for the quarter and 4% year to date were primarily in our electronics, healthcare and metals markets in Spain and merchant markets in Western Europe. Realized price increases were 2% for the quarter and year to date. The impact of the 2003 consolidation of Indugas, a former joint venture, increased sales by 4% for the quarter and year to date.

Operating profit increased $11 million, or 27%, in the second quarter and $25 million, or 32%, in the six months ended June 30, 2004 versus the respective 2003 periods. The increases in operating profit were principally due to sales volume increases and the impact of nonrecurring prior period net income hedge losses due to euro currency appreciation. Operating profit for 2003 included a $3 million loss for the quarter and a $5 million loss for the six months ended June 30, 2003 from net income hedges of which $2 million and $2 million, respectively, related to anticipated second half net income.

South America

Sales increased $26 million, or 14%, in the second quarter and $78 million, or 23%, in the six months ended June 30, 2004 versus the respective 2003 periods. Currency fluctuations decreased sales by 2% in the quarter and increased sales by 7% year to date. Underlying sales improvement was driven by realized price increases of 9% and sales volume increases of 7% for the quarter and year to date. Continued volume increases in the healthcare, manufacturing and metals markets underpinned the sales improvement.

Operating profit increased $13 million, or 50%, in the second quarter and $16 million, or 29%, in the six months ended June 30, 2004 versus the respective 2003 periods. The growth in operating profit is primarily attributable to sales volume. The unfavorable inflationary impacts on local costs were offset by continued cost savings initiatives and price increases. Operating profit for 2003 included a $4 million loss for the quarter and no gain or loss for the six months ended June 30, 2003 from net income hedges of which a $2 million loss and a $1 million gain, respectively, related to anticipated second half net income.

Asia

Sales increased $29 million, or 32%, in the second quarter and $54 million, or 31%, in the six months ended June 30, 2004 versus the respective 2003 periods. Substantially stronger volumes, primarily in the electronics marketplace, and the sale of equipment increased sales by 18% in the quarter and year to date. The consolidation of a former joint venture in China increased sales by 5% for the quarter and year to date. Realized price increases were 5% in the quarter and 4% year to date. Favorable currency movements improved sales by 4% for the quarter and year to date.

Operating profit increased $4 million, or 27%, in the second quarter and $8 million, or 29%, in the six months ended June 30, 2004 versus the respective 2003 periods. The improvement in operating profit is primarily a result of strong sales volumes. The consolidation of the former joint venture added marginally to operating profit.

Surface Technologies

Sales increased $12 million, or 12%, in the second quarter and $25 million, or 13%, in the six months ended June 30, 2004 versus the respective 2003 periods. Currency appreciation in Europe increased sales by 6% and 7% in the quarter and year to date, respectively. Sales increased by 6% for the quarter and year to date, respectively due to stronger demand in the industrial and aviation markets.

Operating profit increased $2 million, or 33%, in the second quarter and $8 million, or 80%, in the six months ended June 30, 2004 versus the respective 2003 periods. The increases in operating profit were driven by cost reduction efforts, the realization of benefits from previous restructuring actions and increased sales volumes. First quarter 2003 operating profit included $2 million of restructuring charges that did not recur in 2004.

Currency

While the euro has been relatively stable, there are uncertainties surrounding the economic and political stability in South America which may result in significant currency movements versus the U.S. dollar. The devaluation of the Venezuelan bolivar adversely impacted operating profit by approximately $1 million in the first half of 2004. Looking forward, it is not possible to accurately predict how currency fluctuations may impact financial results.

Currency movements versus the U.S. dollar have historically impacted reported results, especially in Europe, Brazil, Argentina and Venezuela. In the first half of 2004, Brazil represented approximately 79% of the company’s South American sales, Venezuela represented approximately 4% and Argentina represented approximately 5%. The functional currency used for translation to the U.S. dollar for Argentina and Brazil are the peso and real, respectively, while substantially all European segment results are translated from the euro. The company uses the U.S. dollar in Venezuela as its functional currency as it is a highly inflationary economy in accordance with SFAS 52.

To help understand the reported results, the following is a summary of the exchange rates used to translate the financial statements in Europe, Brazil, Argentina and Venezuela (rates of exchange expressed in units of local currency per U.S. dollar):

	Income Statement		Balance Sheet

	(Year-to-Date Average)		June 30,	December 31,
Currency	2004	2003	2004	2003

Euro	0.81	0.92	0.82	0.81
Brazil real	2.97	3.22	3.11	2.89
Argentina peso	2.91	3.00	2.96	2.93
Venezuela bolivar	1,847	1,617	1,920	1,600

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

(Dollar Amounts in Millions)	Six Months Ended June 30,

	2004	2003

NET CASH PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
Net income	$339	$280
Depreciation and amortization	279	249
Working capital	(147)	(110)
Other - net	(38)	28

Net cash provided by operating activities	$433	$447

INVESTING ACTIVITIES
Capital expenditures	$(264)	$(616)
Acquisitions	(248)	(39)
Divestitures and asset sales	17	54

Net cash used for investing activities	$(495)	$(601)

FINANCING ACTIVITIES
Debt (reductions) increases, net	$215	$188
Minority transactions and other	(4)	(3)
Issuances of common stock	114	117
Purchases of common stock	(192)	(64)
Cash dividends	(97)	(70)

Net cash provided by financing activities	$36	$168

Cash Flow from Operations

Cash flow from operations of $433 million in the six months ended June 30, 2004 decreased $14 million, or 3%, versus 2003. The reduction in operating cash flow resulted from an increase in the use of funds for working capital due to increases in accounts receivable related to the strong sales growth in the current period. Additionally, in the first half of 2004, income tax payments to worldwide tax jurisdictions increased $31 million and cash pension contributions increased $44 million over 2003 first half levels.

Investing

Net cash used for investing of $495 million in the six months ended June 30, 2004 decreased $106 million, or 18%, versus the respective 2003 period due primarily to a reduction in capital expenditures. Capital expenditures for the six months ended June 30, 2004 totaled $264 million, a decrease of $352 million from the respective period in 2003 due primarily to the purchase of leased assets for $339 million in the prior year period. On a worldwide basis, capital expenditures for the full year 2004 are expected to be approximately $700 million.

Acquisition expenditures were $248 million for the six months ended June 30, 2004, an increase of $209 million from the corresponding period in 2003. Acquisitions in 2004 include primarily the $245 million purchase in June of Home Care Supply, Inc., a U.S. home healthcare supply business with annual sales of approximately $170 million. Acquisitions in the first half of 2003 were primarily small electronics, packaged gases and healthcare businesses.

Proceeds from divestitures and asset sales were $17 million for the six months ended June 30, 2004, a decrease of $37 million from the corresponding period in 2003 because the impact of the sale of Praxair’s Poland operations for $50 million was included in the prior year period.

Financing

At June 30, 2004, Praxair’s total debt outstanding was $3,021 million, slightly higher than $2,816 million at December 31, 2003. Cash provided by financing activities of $36 million for the six months ended June 30, 2004 decreased $132 million, or 79%, versus the respective 2003 period. The decrease in funds provided was primarily due to increases in the purchases of common stock and dividend payouts. Purchases of Praxair’s common stock during the first half of 2004 were $192 million compared to $64 million for the respective 2003 period in order to manage dilution created by the increased exercise of stock options. In the first half of 2004, cash dividends were $0.30 per share compared to $0.22 per share for the 2003 period, an increase of 36%.

The Company intends to refinance its $1 billion credit agreement that expires July 12, 2005. At June 30, 2004, $600 million of commercial paper, short-term borrowings and notes due within one year ($234 million commercial paper and notes at December 31, 2003) have been classified as long-term because of the Company’s intent and ability to refinance its credit agreement. No borrowings were outstanding under the credit agreement at June 30, 2004.

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

(Dollar Amounts in Millions)	June 30,	December 31,
	2004	2003

TOTAL CAPITAL
Debt	$3,021	$2,816
Minority interests	203	195
Shareholders' equity	3,181	3,088

	$6,405	$6,099

DEBT-TO-CAPITAL RATIO	47.2%	46.2%

	Quarter Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

AFTER-TAX RETURN ON CAPITAL (ROC)
Operating profit	$274	$223	$534	$438
Less: reported taxes	(55)	(35)	(111)	(76)
Less: tax benefit on interest expense*	(10)	(8)	(19)	(18)
Add: equity income	4	3	7	6

Net operating profit after-tax (NOPAT)	$213	$183	$411	$350

Beginning capital	$6,177	$5,379	$6,099	$5,252
Ending capital	$6,405	$6,000	$6,405	$6,000
Average capital	$6,291	$5,690	$6,252	$5,626

ROC %	3.4%	3.2%	6.6%	6.2%

ROC % (annualized)	13.5%	12.9%	13.1%	12.4%

*	Tax benefit on interest expense is based on Praxair's effective tax rates of 25% for 2004 and 24% for 2003.

Praxair's debt-to-capital ratio increased from 46.2% at December 31, 2003 to 47.2% at June 30, 2004. This increase primarily resulted from the higher debt level at June 30, 2004 resulting from the acquisition of Home Care Supply, Inc.

After-tax return on capital calculated on an annualized basis increased to 13.5% from 12.9% for the quarter ended June 30, 2004 and to 13.1% from 12.4% for the six months ended June 30, 2004 versus 2003, principally due to the increase in operating profit.

New Accounting Standards

See Note 2 to the Condensed Consolidated Financial Statements for information concerning new accounting standards.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Refer to the "Market Risks and Sensitivity Analyses" discussion on page 39 in the Management's Discussion and Analysis section of Praxair's 2003 Annual Report.

Item 4.   Controls and Procedures

(a)

Based on an evaluation of the effectiveness of Praxair's disclosure controls and procedures, which evaluation was made under the supervision and with the participation of management, including Praxair's principal executive officer and principal financial officer, the principal executive officer and principal financial officer have each concluded that, as of the end of the quarterly period covered by this report, such disclosure controls and procedures are effective in ensuring that information required to be disclosed by Praxair in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)

During the quarterly period covered by this report, no significant change was made to Praxair's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Praxair's internal control over financial reporting.

PART II - OTHER INFORMATION

Praxair, Inc. and Subsidiaries

Item 1.   Legal Proceedings

See Note 9 to the Condensed Consolidated Financial Statements for a description of current legal proceedings.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Purchases of Equity Securities - Certain information regarding purchases made by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the three months ended June 30, 2004 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (Thousands)	Maximum Number of Shares that May Yet be Purchased Under the Program (2)

April	611	$37.92	611	N/A
May	1,154	$35.79	1,154	N/A
June	184	$37.39	184	N/A

Second Quarter 2004	1,949	$36.61	1,949	N/A

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

Item 4.    Submission of Matters to a Vote of Security Holders

The annual meeting of Praxair’s shareholders was held on April 27, 2004. Information responsive to this Item 4 was reported at Part II, Item 4 of Praxair, Inc.‘s quarterly report on Form 10-Q for the quarter ended March 31, 2004 and is incorporated herein by reference.

Item 6.   Exhibits and Reports on Form 8-K

        (a)   Exhibits:

03.05

Certificate of Amendment to Restated Certificate of Incorporation as filed with the Secretary of State of the State of Delaware on May 3, 2004, together with Restated Certificate of Incorporation (Filed as Exhibit 3.01 to the Company’s Registration Statement on Form 10, Filing No. 1-11037).

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

        (b)   The following reports on Form 8-K have been filed or furnished since March 31, 2004:

DATE	ITEMS REPORTED

July 28, 2004	Furnishing information about Praxair, Inc’s second quarter 2004 earnings pursuant to Item 9, “Regulation FD Disclosure” and Item 12, “Results of Operations and Financial Condition.”

July 27, 2004

Item 5: Other Events. Praxair announced that Robert L. Wood, Chairman, President and Chief Executive Officer of Crompton Corporation, has been elected to the Board of Directors of Praxair, Inc., effective September 1, 2004.

April 28, 2004	Furnishing information about Praxair, Inc’s first quarter 2004 earnings pursuant to Item 9, “Regulation FD Disclosure” and Item 12, “Results of Operations and Financial Condition.”

April 13, 2004	Item 5. Other Events. Praxair's response to questions about a Stockholder Protection Rights Agreement being submitted to a shareholder vote at its Annual Meeting.

SIGNATURE

Praxair, Inc. and Subsidiaries

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAXAIR, INC. (Registrant)

Date: August 2, 2004	By: /s/ Patrick M. Clark
Patrick M. Clark Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)