Form 10-Q
period 2004-09-30
PRAXAIR INC
filed 2004-11-03
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

PRAXAIR, INC.
(Exact name of registrant as specified in its charter)

DELAWARE
(State or Other jurisdiction of incorporation)

1-11037	06-1249050
(Commission File Number)	(IRS Employer Identification No.)

39 OLD RIDGEBURY ROAD, DANBURY, CT	06810-5113
(Address of principal executive offices)	(Zip Code)

(203) 837-2000
(Registrant’s telephone number, including area code)

N/A
(Former name or former address, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

At September 30, 2004, 324,723,575 shares of common stock ($0.01 par value) of the Registrant were outstanding.

Forward-Looking Statements

The forward-looking statements contained in this document concerning demand for products and services, the expected macroeconomic environment, sales, margins, earnings growth rates, projected capital and acquisition spending, the impact of required changes in accounting, the impact of accounting and other estimates, and other financial goals involve risks and uncertainties, and are subject to change based on various factors. These risk factors include the impact of changes in worldwide and national economies, the performance of stock markets, the cost and availability of electric power, natural gas and other materials, and the ability to achieve price increases to offset such cost increases, inflation in wages and other compensation, development of operational efficiencies, changes in foreign currencies, changes in interest rates, the continued timely development and acceptance of new products and services, the impact of competitive products and pricing, the effectiveness and speed of integrating new acquisitions into the business, and the impact of tax and other legislation and regulation in the jurisdictions in which the Company operates as well as new accounting rules and practices.

PART I - FINANCIAL INFORMATION

Praxair, Inc. and Subsidiaries

Item 1. Financial Statements

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended September 30,
	2004	2003

SALES	$1,674	$1,414
Cost of sales, exclusive of
depreciation and amortization	1,019	832
Selling, general and administrative	218	191
Depreciation and amortization	145	133
Research and development	19	18
Other income (expense) - net	7	-
OPERATING PROFIT	280	240
Interest expense	39	38
INCOME BEFORE INCOME TAXES	241	202
Income taxes	61	49
	180	153
Minority interests	(6)	(6)
Income from equity investments	3	3
NET INCOME	$177	$150

PER SHARE DATA:

Basic earnings per share	$0.54	$0.46

Diluted earnings per share	$0.53	$0.45

Cash dividends per share	$0.15	$0.11

WEIGHTED AVERAGE SHARES OUTSTANDING (000's):
Basic shares outstanding	326,447	326,430
Diluted shares outstanding	331,919	330,990

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003

SALES	$4,808	$4,152
Cost of sales, exclusive of
depreciation and amortization	2,893	2,469
Selling, general and administrative	629	568
Depreciation and amortization	424	382
Research and development	57	54
Other income (expense) - net	9	(1)
OPERATING PROFIT	814	678
Interest expense	115	115
INCOME BEFORE INCOME TAXES	699	563
Income taxes	172	125
	527	438
Minority interests	(21)	(17)
Income from equity investments	10	9
NET INCOME	$516	$430

PER SHARE DATA:

Basic earnings per share	$1.58	$1.32

Diluted earnings per share	$1.56	$1.30

Cash dividends per share	$0.45	$0.32

WEIGHTED AVERAGE SHARES OUTSTANDING (000's):
Basic shares outstanding	326,209	326,294
Diluted shares outstanding	331,494	330,452

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	September 30,	December 31,
	2004	2003

ASSETS

Cash and cash equivalents	$22	$50
Accounts receivable - net	1,136	962
Inventories	308	302
Prepaid and other current assets	111	135
TOTAL CURRENT ASSETS	1,577	1,449

Property, plant and equipment - net	5,283	5,252
Goodwill	1,250	1,075
Other intangible assets	62	56
Other assets	507	473
TOTAL ASSETS	$8,679	$8,305

LIABILITIES AND EQUITY

Accounts payable	$418	$413
Short-term debt	449	133
Current portion of long-term debt	180	22
Other current liabilities	578	549
TOTAL CURRENT LIABILITIES	1,625	1,117

Long-term debt	2,258	2,661
Other long-term obligations	1,221	1,244
TOTAL LIABILITIES	5,104	5,022

Commitments and contingencies (Note 9)

Minority interests	206	195
Shareholders' equity	3,369	3,088
TOTAL LIABILITIES AND EQUITY	$8,679	$8,305

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
OPERATIONS
Net income	$516	$430
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	424	382
Deferred income taxes	47	18
Other non-cash charges	3	13
Working capital	(102)	(79)
Long-term assets, liabilities and other	(73)	(14)
Net cash provided by operating activities	815	750

INVESTING
Capital expenditures	(425)	(784)
Acquisitions	(253)	(42)
Divestitures and asset sales	40	56
Net cash used for investing activities	(638)	(770)

FINANCING
Short-term (repayments) borrowings - net	(111)	(81)
Long-term borrowings	313	1,430
Long-term debt repayments	(134)	(1,161)
Minority interest transactions and other	(12)	(7)
Issuance of common stock	154	171
Purchases of common stock	(270)	(221)
Cash dividends	(146)	(105)
Net cash (used for) provided by
financing activities	(206)	26

Effect of exchange rate changes on cash and
cash equivalents	1	1
Change in cash and cash equivalents	(28)	7
Cash and cash equivalents, beginning-of-period	50	39
Cash and cash equivalents, end-of-period	$22	$46

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Dollar amounts in millions, except share data, shares in thousands)
(UNAUDITED)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Retained	Comprehensive
Activity	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income (Loss)(b)	Total

Balance, January 1, 2004	354,951	$4	$2,148	28,865	$(739)	$3,027	$(1,352)	$3,088

Net income						516		516

Translation adjustments							13	13

Minimum pension liability,
net of $3 million taxes							(7)	(7)
Comprehensive income(a)								522

Dividends on common stock ($0.45 per share)						(146)		(146)

Issuances of common stock:
For the dividend reinvestment
and stock purchase plan	84		3					3

For employee savings and
incentive plans	3,775	-	122	(1,934)	51			173

Purchases of common stock				7,156	(271)			(271)

Balance, September 30, 2004	358,810	$4	$2,273	34,087	$(959)	$3,397	$(1,346)	$3,369

(a) The components of comprehensive income are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income	$177	$150	$516	$430
Translation adjustments	83	(21)	13	251
Minimum pension liability	-	-	(7)	(2)
	$260	$129	$522	$679

(b) The components of accumulated other comprehensive income (loss) are as follows:

	September 30, 2004	December 31, 2003

Accumulated translation adjustments	$(1,239)	$(1,252)
Accumulated minimum pension liability	(106)	(99)
Accumulated derivatives	(1)	(1)
	$(1,346)	$(1,352)

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Summary of Significant Accounting Policies

Presentation of Condensed Consolidated Financial Statements - In the opinion of Praxair, Inc. (Praxair) management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented and such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to the consolidated financial statements of Praxair, Inc. and subsidiaries in Praxair's 2003 Annual Report.

Stock-Based Compensation - Praxair accounts for incentive plans and stock options using the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Pro forma information required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, requires Praxair to disclose pro forma net income and pro forma earnings per share amounts as if compensation expense was recognized. Pro forma net income and the related basic and diluted earnings per share amounts would be as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
(Millions of dollars, except per share data)

NET INCOME:
As reported	$177	$150	$516	$430
Less: total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(7)	(7)	(21)	(20)
Pro forma net income	$170	$143	$495	$410
BASIC EARNINGS PER SHARE:
As reported	$0.54	$0.46	$1.58	$1.32
Pro forma	$0.52	$0.44	$1.52	$1.26
DILUTED EARNINGS PER SHARE:
As reported	$0.53	$0.45	$1.56	$1.30
Pro forma	$0.51	$0.43	$1.49	$1.24

These pro forma disclosures may not be representative of the effects for future years as options vest over several years and additional awards generally are made each year.

During the quarter and nine months ended September 30, 2004, Praxair granted options for -0- and 3,905,100 shares (6,000 and 3,966,600 shares during the quarter and nine months ended September 30, 2003), respectively, of common stock having option prices ranging from $36.58 to $37.26 per share ($26.43 to $30.00 per share in 2003) and a weighted average price of $36.59 ($26.46 in 2003), the closing market price of Praxair’s common stock on the day of the grants. At September 30, 2004, there were 22,508,884 shares under option at prices ranging from $10.38 to $37.26 per share (weighted average of $26.09) of which options for 14,457,623 shares were exercisable at prices ranging from $10.38 to $30.01 per share (weighted average of $23.00). During the quarter and nine months ended September 30, 2004, options for 981,104 and 3,764,202 shares (1,496,494 and 4,936,802 in 2003) of common stock were exercised.

2.	Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” which requires new annual disclosures about the types of plan assets, investment strategy, measurement date, plan obligations, and cash flows as well as the components of the net periodic benefit cost recognized in interim periods. This statement became effective December 31, 2003 for Praxair except for the requirements to disclose future benefit payments and international plan asset information, which will be effective December 31, 2004. Praxair has included the required quarterly pension disclosures in Note 8.

In May 2004, the FASB issued FASB Staff Position (FSP) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which superseded FSP 106-1 of the same name and provides guidance on how to account for the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) on postretirement health care plans. To encourage employers to retain or provide postretirement prescription drug benefits, beginning in 2006 the federal government will provide non-taxable subsidy payments to employers that sponsor prescription drug benefits that are actuarially equivalent to those that will be provided under Medicare. Employers that provide actuarially equivalent benefits must account for the subsidy as a reduction in the accumulated postretirement benefit obligation of the related plan, to be accounted for as an actuarial gain. Any reduction of the employer’s share of future costs under the plan should be reflected in service cost in the period of implementation of the FSP. Due to the lack of clarifying regulations related to the Act, we cannot presently determine if the benefit provided by us would be considered actuarially equivalent to the benefit provided under the Act. Additionally, the other provisions of the Act are expected to have an immaterial impact on our plans.

3.	Inventories

The following is a summary of Praxair’s consolidated inventories:

	September 30,	December 31,
(Millions of dollars)	2004	2003

Raw materials and supplies	$81	$83
Work in process	42	33
Finished goods	185	186
	$308	$302

4.	Debt

The following is a summary of Praxair’s outstanding debt at September 30, 2004 and December 31, 2003:

	September 30,	December 31,
(Millions of dollars)	2004	2003

SHORT-TERM
Canadian borrowings	$78	$75
Commercial paper and U.S. borrowings	306	4
South American borrowings	41	44
Asian borrowings	15	5
Other international borrowings	9	5
Total short-term debt	449	133

LONG-TERM
U.S. borrowings
Commercial paper and U.S. borrowings	-	218
6.85% Notes due 2005	150	150
6.90% Notes due 2006	250	250
4.75% Notes due 2007 (a)	249	249
6.625% Notes due 2007	250	250
6.50% Notes due 2008	250	250
2.75% Notes due 2008 (a)	299	299
6.375% Notes due 2012 (a, b)	535	539
3.95% Notes due 2013 (a)	349	349
Other borrowings	25	42
South American borrowings	35	33
Asian borrowings	36	41
Other international borrowings	5	6
Obligations under capital lease	5	7
	2,438	2,683
Less: current portion of long-term debt	(180)	(22)
Total long-term debt	2,258	2,661
Total debt	$2,887	$2,816

(a)	Amounts are net of unamortized discounts.
(b)	September 30, 2004 and December 31, 2003 include a $37 million and a $40 million fair value increase, respectively, related to SFAS 133 hedge accounting. See Note 15 on page 53 of the 2003 Annual Report.

Prior to the third quarter of 2004, Praxair classified commercial paper and certain other short-term debt as long-term because of the Company’s intent to refinance the debt on a long-term basis and the availability of such financing under the terms of its $1 billion credit agreement that expires July 12, 2005 (see note 14 on page 53 of Praxair’s 2003 Annual Report). At September 30, 2004, such borrowings have been classified as current liabilities because the credit agreement expires within one year. At December 31, 2003, $234 million of commercial paper and notes due in 2004 were classified as long-term for the reasons stated above. The Company currently plans to renew the credit agreement before expiration. No borrowings were outstanding under the credit agreement at September 30, 2004.

5.	Financial Instruments

The following table is a summary of the notional amount of currency derivatives outstanding at September 30, 2004 and December 31, 2003 (all maturities within one year):

	September 30,	December 31,
	2004	2003
(Millions of dollars)

CURRENCY CONTRACTS
Balance sheet items	$530	$501
Firm commitments	-	1
Anticipated net income	-	10
	$530	$512

Praxair enters into currency exchange forward contracts to manage its exposure to fluctuations in foreign currency exchange rates. Hedges of balance sheet items are related to recorded balance sheet exposures, including intercompany transactions. Hedges of firm commitments are for the purchase of equipment related to in-progress construction projects. Additionally, there is $5 million notional value of currency exchange contracts that effectively offset each other at September 30, 2004 (none at December 31, 2003).

There are no net income hedges outstanding at September 30, 2004. The net income hedges outstanding at December 31, 2003 were related to anticipated 2004 net income in Canada. Other income (expense) - net includes a loss of $1 million for the quarter and the nine months ended September 30, 2004 as a result of recognizing these contracts at fair value. Other income (expense) - net includes no gain or loss for the quarter and an $8 million loss for the nine months ended September 30, 2003.

At September 30, 2004, the fair value of all derivative instruments is recorded in the condensed consolidated balance sheet as follows: $9 million in current liabilities ($4 million in current assets and $2 million in current liabilities at December 31, 2003).

6.	Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents. The difference between the number of shares used in the basic earnings per share calculation compared to the diluted earnings per share calculation is due to the dilutive effect of outstanding stock options. There were no stock options for the quarter and nine months ended September 30, 2004 (-0- and 6,000 in 2003), respectively, that were excluded in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

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

Changes in the carrying amount of goodwill for the nine months ended September 30, 2004 were as follows:

	North	South			Surface
(Millions of dollars)	America	America	Europe	Asia	Technologies	Total

Balance, December 31, 2003	$784	$124	$66	$26	$75	$1,075

Additions*	170	-	-	-	-	170

Foreign currency
translation adjustments	5	2	(1)	(1)	-	5

Balance, September 30, 2004	$959	$126	$65	$25	$$ 75	$1,250

Changes in the carrying amount of other intangibles for the nine months ended September 30, 2004 were as follows:

	License/Use	Non-compete			Accumulated
(Millions of dollars)	Agreements	Agreements	Patents	Sub-total	Amortization	Total

Balance, December 31, 2003	$41	$31	$17	$89	$(33)	$56

Additions*	10	3	-	13	(8)	5
Foreign currency
translation adjustments	-	1	-	1	-	1

Balance, September 30, 2004	$51	$35	$17	$103	$(41)	$62

*	Additions primarily include the June 14, 2004 purchase of Home Care Supply, Inc., a U.S. home healthcare supply business with annual sales of approximately $170 million, for $245 million.

There are no expected residual values related to the other intangible assets. The weighted average amortization period for other intangible assets is approximately 9 years. Estimated annual amortization expense is $4 million for the remainder of 2004; $9 million, $9 million, $9 million and $4 million for the years ended December 31, 2005, 2006, 2007 and 2008, respectively; and $27 million thereafter.

8.	Pension and OPEB

The components of net pension and postretirement benefits other than pensions (OPEB) costs for the quarters and nine month periods ended September 30, 2004 and 2003 are shown below:

	Quarter Ended September 30,				Nine Months Ended September 30,
	Pensions		OPEB		Pensions		OPEB
(Millions of dollars)	2004	2003	2004	2003	2004	2003	2004	2003

Service cost	$9	$8	$-	$3	$25	$22	$4	$5
Interest cost	21	20	4	4	63	60	12	14
Expected return on plan assets	(23)	(21)	-	-	(67)	(63)	-	-
Net amortization and deferral	3	(1)	-	(2)	7	(1)	(2)	(4)

Net periodic benefit cost	$10	$6	$4	$5	$28	$18	$14	$15

Praxair estimates that 2004 contributions to its pension plans will be in the range of $100 million, including required contributions. As of September 30, 2004, $91 million of contributions have been made worldwide.

9.	Legal Proceedings

In the normal course of business, Praxair is involved in legal proceedings and claims with both private and governmental parties (see Note 20 on page 60 of the 2003 Annual Report). These arise from current and past operations or products and include product liability and environmental matters.

Among such matters are claims brought by welders alleging that exposure to manganese contained in welding fumes caused neurological injury. Praxair has never manufactured welding consumables. Such products were manufactured prior to 1985 by a predecessor company of Praxair. As of September 30, 2004, Praxair was a co-defendant with many other companies in 635 lawsuits alleging personal injury caused by manganese contained in welding fumes. The cases were pending in state and federal courts in Iowa, Illinois, Mississippi, Missouri, Texas, Louisiana, Georgia, West Virginia, Ohio, Arkansas, Indiana, Utah, Pennsylvania, Minnesota and Alabama. There were a total of 9,817 individual claimants in these cases. One case is a class action which has not been certified. All of the cases filed in or removed to federal courts have been (or are in the process of being) transferred by the Judicial Panel for Multidistrict Litigation to the U.S. District Court for the Northern District of Ohio for coordinated pretrial proceedings. The plaintiffs seek unspecified compensatory and, in most instances, punitive damages. In the past, Praxair has either been dismissed from the cases with no payment or has settled a few cases for nominal amounts. Praxair believes that it has meritorious defenses to these cases and intends to defend itself vigorously.

While the outcome of litigation is uncertain, Praxair believes that the resolution of these cases will not have a material adverse effect on its consolidated financial position or on its consolidated results of operations or cash flows in any given year.

10.	Subsequent Event

On October 7, 2004, Praxair signed an agreement with Air Liquide to purchase industrial gases assets and related businesses in Germany for €497 million, or about $600 million. Subject to regulatory approval, the purchase is expected to close by the end of 2004. Operating activity subsequent to closing will be included in the results of Praxair’s European Segment.

The agreement includes certain assets required to be sold by Air Liquide as a result of its recent purchase of Messer Griesheim in Germany. The businesses have sales of approximately €180 million, or about $217 million, and are primarily comprised of onsite plants along the southern portion of the Rhine/Ruhr pipeline and Saar pipeline, but also include bulk distribution and packaged gas facilities. The businesses serve large customers in the refining, chemical and steel industries along the pipeline systems, plus about 40,000 smaller customers in bulk, medical, specialty and packaged gases.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated Results

The following table provides summary data for the quarters and nine month periods ended September 30, 2004 and 2003:

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in millions)	2004	2003	Variance	2004	2003	Variance

Sales	$1,674	$1,414	+ 18%	$4,808	$4,152	+ 16%
Gross margin*	$655	$582	+ 13%	$1,915	$1,683	+ 14%
As a percent of sales	39.1%	41.1%		39.8%	40.5%
Selling, general and administrative	$218	$191	+ 14%	$629	$568	+ 11%
As a percent of sales	13.0%	13.5%		13.1%	13.7%
Depreciation and amortization	$145	$133	+ 9%	$424	$382	+ 11%
Other income (expenses) - net	$7	$0		$9	$(1)
Operating profit	$280	$240	+ 17%	$814	$678	+ 20%
Interest expense	$39	$38	+ 3%	$115	$115	0%
Effective tax rate	25.3%	24.3%		24.6%	22.2%
Net income	$177	$150	+ 18%	$516	$430	+ 20%

* Gross margin excludes depreciation and amortization expense

Sales increased $260 million, or 18%, in the third quarter and $656 million, or 16%, in the nine months ended September 30, 2004 versus the respective 2003 periods. Currency movements primarily in Europe, South America and Asia favorably impacted sales growth by 1% for the quarter and 3% year to date. Strong volume growth primarily in the energy, electronics, metals and manufacturing end-markets increased sales by 11% for the quarter and 9% year to date as worldwide economic activity strengthened. Price increases were realized in all segments and increased overall sales by 3% for the quarter and 2% year to date. The increase in our raw material costs tied to natural gas prices, which we are contractually obligated to pass on to on-site hydrogen customers, increased sales $9 million for the quarter and $12 million year to date, with no impact on operating profit.

Gross margin in 2004 improved $73 million, or 13%, in the third quarter and $232 million, or 14%, in the nine months ended September 30, 2004 versus the respective 2003 periods. The 200 basis point reduction in gross margin percentage to 39.1% for the third quarter was due primarily to the start-up of two steam methane reformers on the gulf coast which operate at lower operating margins and the continued dilution effect of increased electricity costs and natural gas pricing. Gross margin as a percent of sales declined 70 basis points to 39.8% on a year-to-date basis.

Selling, general and administrative expenses for the third quarter were $218 million, or 13.0% of sales, versus $191 million, or 13.5% of sales, for the respective 2003 period. Such expenses for the nine month period were $629 million, or 13.1% of sales, versus $568 million, or 13.7% of sales for the respective 2003 period. The $27 million and $61 million increases for the quarter and year to date, respectively, were primarily due to general cost inflation, acquisitions and currency increases.

Depreciation and amortization expense increased $12 million, or 9%, in the third quarter and $42 million, or 11%, in the nine months ended September 30, 2004 versus the respective 2003 periods. The increases were principally due to capital spending and currency movements primarily in Europe and South America.

Other income (expenses) - net increased by $7 million in the third quarter due primarily to net gains related to a customer contract termination in Europe and higher partnership income versus the respective 2003 period. For the nine months ended September 30, 2004, the $10 million increase versus the respective 2003 period was primarily related to a decrease in net income hedge losses to $1 million in 2004 from $8 million in 2003 and higher partnership income. Increased restructuring costs largely offset net gains associated with asset sales and contract terminations.

Operating profit increased $40 million, or 17%, in the third quarter and $136 million, or 20%, in the nine months ended September 30, 2004 versus the respective 2003 periods. Currency appreciation, primarily in Europe and South America, was responsible for 2% and

5% of the quarterly and year-to-date growth, respectively. Strong sales volumes and continued productivity initiatives across all segments were primarily responsible for the remaining 15% of operating profit growth for both the quarter and year-to-date periods. Operating profit for 2003 included no gain or loss for the quarter and an $8 million loss for the nine months ended September 30, 2003 from net income hedges.

Interest expense increased $1 million, or 3%, in the third quarter and remained unchanged at $115 million for the nine months ended September 30, 2004 versus the respective 2003 periods as 2004 debt levels and interest rates remained comparable to those in 2003.

The effective income tax rate was 25.3% for the quarter and 24.6% for the nine month period versus 24.3% and 22.2%, respectively, in 2003. The increase in the effective rate for the quarter and year to date was due primarily to higher earnings contributions in countries with higher marginal tax rates. Year-to-date income taxes include a benefit of $3 million, $0.01 per diluted share, in the second quarter of 2004 and $10 million, $0.03 per diluted share, in the second quarter of 2003 resulting from the resolution of various tax matters from prior years.

Net income increased $27 million, or 18%, in the third quarter and $86 million, or 20%, year to date versus the respective 2003 periods. The increase was due to improved operating profit which was partially offset by the higher effective tax rate.

The number of employees at September 30, 2004 was 26,579, reflecting an increase of 1,141 employees from December 31, 2003 due primarily to the acquisition of Home Care Supply, Inc. during the second quarter of 2004.

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows (for a description of Praxair’s operating segments, refer to Note 4 to the consolidated financial statements included in Praxair’s 2003 Annual Report to shareholders):

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in millions)	2004	2003	Variance	2004	2003	Variance

SALES
North America	$1,085	$918	+ 18%	$3,061	$2,704	+ 13%
Europe	198	168	+ 18%	613	508	+ 21%
South America	219	187	+ 17%	630	520	+ 21%
Asia	123	103	+ 19%	353	279	+ 26%
Surface Technologies	109	99	+ 10%	331	296	+ 12%
Eliminations	(60)	(61)		(180)	(155)
	$1,674	$1,414	+ 18%	$4,808	$4,152	+ 16%

OPERATING PROFIT
North America	$157	$141	+ 11%	$462	$407	+ 14%
Europe	54	44	+ 23%	158	123	+ 28%
South America	40	29	+ 38%	111	84	+ 32%
Asia	20	17	+ 18%	56	45	+ 24%
Surface Technologies	9	9	0%	27	19	+ 42%
	$280	$240	+ 17%	$814	$678	+ 20%

North America

Sales increased $167 million, or 18%, in the third quarter and $357 million, or 13%, in the nine months ended September 30, 2004 versus the respective 2003 periods. Higher demand in the manufacturing, energy, metals and electronics marketplaces led to strong volume growth of 11% for the quarter and 9% year to date. Realized price increases were 2% for the quarter and 1% year to date. The increase in our raw material costs tied to natural gas prices, which we are contractually obligated to pass on to on-site hydrogen customers, increased sales $9 million in the third quarter and $12 million year to date with no impact on operating profit.

Operating profit increased $16 million, or 11%, in the third quarter and $55 million, or 14%, in the nine months ended September 30, 2004 versus the respective 2003 periods. Operating profit as a percentage of sales decreased 90 basis points for the quarter. Approximately half of the decrease is a result of the acquisition of Home Care Supply, Inc. (“HCS”) which has a lower operating margin but is less capital intensive. Secondly, hydrogen sales are a larger part of our North American sales mix due to the start-up of two steam methane reformers in the third quarter, which operate at lower operating margins due to the pass-through of natural gas costs. Excluding the effect of the acquisition and the new hydrogen business, third quarter operating profit, as a percentage of sales, was marginally higher than the respective 2003 period.

On June 14, 2004, Praxair purchased HCS, a U.S. home healthcare supply business with annual sales of approximately $170 million. Praxair previously stated on page 31 of its 2003 annual report that the expected impact of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) may reduce annual sales of certain healthcare products by approximately $5 million to $9 million. With the HCS acquisition, Praxair now estimates that the Act may reduce annual sales by approximately $19 million but expects to mitigate this impact with additional cost savings.

Europe

Sales increased $30 million, or 18%, in the third quarter and $105 million, or 21%, in the nine months ended September 30, 2004 versus the respective 2003 periods. The stronger euro increased sales by 7% in the quarter and 10% year to date. Sales volume gains of 6% for the quarter and year to date were realized primarily in our electronics, healthcare, manufacturing and metals markets in Spain and merchant markets in Western Europe. The impact of the 2003 consolidation of Indugas, a former joint venture, increased sales by 4% for the quarter and year to date.

Operating profit increased $10 million, or 23%, in the third quarter and $35 million, or 28%, in the nine months ended September 30, 2004 versus the respective 2003 periods. The increases in operating profit were principally due to currency appreciation, sales volume increases and a third quarter gain on sale of assets related to a customer contract termination.

On October 7, 2004, Praxair entered into an agreement to acquire certain industrial gases assets and businesses in Germany. See Note 10 to the Condensed Consolidated Financial Statements.

South America

Sales increased $32 million, or 17%, in the third quarter and $110 million, or 21%, in the nine months ended September 30, 2004 versus the respective 2003 periods. Underlying sales improvement was driven by realized price increases of 7% and 9% and sales volume increases of 11% and 9% for the quarter and year to date, respectively. Currency fluctuations decreased sales by 1% in the quarter and increased sales by 4% year to date. Continued strong volume increases in the healthcare, manufacturing and metals markets underpinned the sales volume growth.

Operating profit increased $11 million, or 38%, in the third quarter and $27 million, or 32%, in the nine months ended September 30, 2004 versus the respective 2003 periods. The growth in operating profit for the quarter and year to date is primarily attributable to sales volume and continued cost savings initiatives.

Asia

Sales increased $20 million, or 19%, in the third quarter and $74 million, or 26%, in the nine months ended September 30, 2004 versus the respective 2003 periods. Substantially stronger volumes, primarily in the electronics marketplace increased sales by 15% and 17% in the quarter and year to date, respectively. The consolidation of a former joint venture in China increased sales by 3% year to date. Realized price increases were 3% in the quarter and year to date. Favorable currency movements improved sales by 1% for the quarter and 3% year to date.

Operating profit increased $3 million, or 18%, in the third quarter and $11 million, or 24%, in the nine months ended September 30, 2004 versus the respective 2003 periods. The improvement in operating profit is primarily a result of strong sales volumes. The consolidation of the former joint venture added marginally to operating profit on a year-to-date basis.

Surface Technologies

Sales increased $10 million, or 10%, in the third quarter and $35 million, or 12%, in the nine months ended September 30, 2004 versus the respective 2003 periods. Currency appreciation in Europe increased sales by 4% and 6% in the quarter and year to date, respectively. Sales increased by 5% for the quarter and year to date due to stronger demand in the industrial and aviation markets.

Operating profit was unchanged in the third quarter and increased $8 million, or 42%, in the nine months ended September 30, 2004 versus the respective 2003 periods. The year-to-date increase in operating profit was driven by cost reduction efforts and increased sales volumes.

Currency

While the euro has been relatively stable, there are uncertainties surrounding the economic and political stability in South America which may result in significant currency movements versus the U.S. dollar. The devaluation of the Venezuelan bolivar adversely impacted operating profit by approximately $1 million in the nine months ended September 30, 2004. Looking forward, it is not possible to accurately predict how currency fluctuations may impact financial results.

Currency movements versus the U.S. dollar have historically impacted reported results, especially in Europe, Brazil, Argentina and Venezuela. In the nine months ended September 30, 2004, Brazil represented approximately 79% of the Company’s South American sales, Venezuela represented approximately 4% and Argentina represented approximately 5%. The functional currency used for translation to the U.S. dollar for Argentina and Brazil are the peso and real, respectively, while substantially all European segment results are translated from the euro. The Company uses the U.S. dollar in Venezuela as its functional currency as it is a highly inflationary economy in accordance with SFAS 52.

To help understand the reported results, the following is a summary of the exchange rates used to translate the financial statements in Europe, Brazil, Argentina and Venezuela (rates of exchange expressed in units of local currency per U.S. dollar):

	Income Statement		Balance Sheet
	(Year-to-Date Average)		September 30,	December 31,
Currency	2004	2003	2004	2003
Euro	0.82	0.91	0.81	0.81
Brazil real	2.97	3.12	2.86	2.89
Argentina peso	2.93	2.96	2.99	2.93
Venezuela bolivar	1,871	1,611	1,920	1,600

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

(Dollar amounts in millions)	Nine Months Ended September 30,
	2004	2003
NET CASH PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
Net income	$516	$430
Depreciation and amortization	424	382
Working capital	(102)	(79)
Other - net	(23)	17
Net cash provided by operating activities	$815	$750

INVESTING ACTIVITIES
Capital expenditures	$(425)	$(784)
Acquisitions	(253)	(42)
Divestitures and asset sales	40	56
Net cash used for investing activities	$(638)	$(770)

FINANCING ACTIVITIES
Debt (reductions) increases, net	$68	$188
Minority transactions and other	(12)	(7)
Issuances of common stock	154	171
Purchases of common stock	(270)	(221)
Cash dividends	(146)	(105)
Net cash provided by (used for) financing activities	$(206)	$26

Cash Flow from Operations

Cash flow from operations of $815 million in the nine months ended September 30, 2004 increased $65 million, or 9%, versus 2003. The increase in operating cash flow resulted primarily from increases in net income and depreciation which were partially offset by the increase in accounts receivable related to sales increases and the increase in U.S. pension contributions.

Investing

Net cash used for investing of $638 million in the nine months ended September 30, 2004 decreased $132 million, or 17%, versus the respective 2003 period due primarily to a reduction in capital expenditures and an increase in acquisition activity. Capital expenditures for the nine months ended September 30, 2004 totaled $425 million, a decrease of $359 million from the respective period in 2003, due primarily to the purchase of leased assets for $339 million which occurred in the prior year period.

Acquisition expenditures were $253 million for the nine months ended September 30, 2004, an increase of $211 million from the corresponding period in 2003. Acquisitions in 2004 include primarily the $245 million June purchase of Home Care Supply, Inc., a U.S. home healthcare supply business with annual sales of approximately $170 million. Acquisitions in 2003 were focused primarily on small electronics, packaged gases and healthcare businesses.

Proceeds from divestitures and asset sales were $40 million for the nine months ended September 30, 2004, a decrease of $16 million from the corresponding period in 2003. Divestitures and asset sales for 2004 include the third quarter sale of assets in Europe for approximately $20 million related to a customer contract termination. Divestitures and asset sales for 2003 include the impact of the sale of Praxair’s Poland operations for $50 million.

Financing

At September 30, 2004, Praxair's total debt outstanding was $2,887 million, $71 million higher than $2,816 million at December 31, 2003. Cash used for financing activities of $206 million for the nine months ended September 30, 2004 increased $232 million versus the respective 2003 period. The increase in funds used was due to a decline of $120 million in the level of debt financing in 2004 compared to 2003 and $90 million to increases in the purchases of common stock and dividend payouts. Purchases of Praxair’s common stock during the nine months ended September 30, 2004 were $270 million compared to $221 million for the respective 2003 period. In the nine months ended September 30, 2004, cash dividends were $0.45 per share compared to $0.32 per share for the 2003 period, an increase of 41%.

Prior to the third quarter of 2004, Praxair classified commercial paper and certain other short-term debt as long-term because of the Company’s intent to refinance the debt on a long-term basis and the availability of such financing under the terms of its $1 billion credit agreement that expires July 12, 2005 (see note 14 on page 53 of Praxair’s 2003 Annual Report). At September 30, 2004, such borrowings have been classified as current liabilities because the credit agreement expires within one year. At December 31, 2003, $234 million of commercial paper and notes due in 2004 were classified as long-term for the reasons stated above. The Company currently plans to renew the credit agreement before expiration. No borrowings were outstanding under the credit agreement at September 30, 2004.

As stated in Note 10 to the Condensed Consolidated Financial Statements, Praxair entered into an agreement to purchase industrial gases assets and businesses from Air Liquide for €497 million. Praxair expects to finance this purchase with an international syndicated loan.

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

(Dollar amounts in millions)	September 30,	December 31,
	2004	2003
TOTAL CAPITAL
Debt	$2,887	$2,816
Minority interests	206	195
Shareholders' equity	3,369	3,088
	$6,462	$6,099

DEBT-TO-CAPITAL RATIO	44.7%	46.2%

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

AFTER-TAX RETURN ON CAPITAL (ROC)
Operating profit	$280	$240	$814	$678
Less: reported taxes	(61)	(49)	(172)	(125)
Less: tax benefit on interest expense*	(10)	(9)	(29)	(27)
Add: equity income	3	3	10	9
Net operating profit after-tax (NOPAT)	$212	$185	$623	$535

Beginning capital	$6,405	$6,000	$6,013	$5,252
Ending capital	$6,462	$6,013	$6,462	$6,013
Average capital	$6,434	$6,007	$6,238	$5,633

ROC %	3.3%	3.1%	10.0%	9.5%

ROC % (annualized)	13.2%	12.3%	13.3%	12.7%

*	Tax benefit on interest expense is based on Praxair’s effective tax rates of 25% for 2004 and 24% for 2003.

Praxair’s debt-to-capital ratio decreased from 46.2% at December 31, 2003 to 44.7% at September 30, 2004. This fluctuation primarily resulted from higher shareholders’ equity at September 30, 2004 resulting from year-to-date net income.

After-tax return on capital calculated on an annualized basis increased to 13.2% from 12.3% for the quarter ended September 30, 2004 and to 13.3% from 12.7% for the nine months ended September 30, 2004 versus 2003, principally due to the increase in operating profit.

New Accounting Standards

See Note 2 to the Condensed Consolidated Financial Statements for information concerning new accounting standards.

Outlook

In the fourth quarter of 2004, diluted earnings per share are expected to be between 52 cents and 54 cents. For the full year of 2004, Praxair expects sales growth of about 16% and operating profit growth of 18% to 19%. Diluted earnings per share are expected to be in the range of $2.07 to $2.09. Praxair expects an effective tax rate of approximately 25% to continue for the remainder of 2004. On a worldwide basis, capital expenditures for the full year of 2004 are expected to be in the range of $675 million. This guidance excludes any impact from the pending acquisition of industrial gases assets and related businesses in Germany.

Praxair provides quarterly updates on operating results, material trends that may affect financial performance, and financial earnings guidance via quarterly earnings releases and investor teleconferences. In addition, Praxair issues press releases whenever significant events occur which may affect financial performance. These materials are available on our website: www.praxair.com.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to the “Market Risks and Sensitivity Analyses” discussion on page 39 in the Management's Discussion and Analysis section of Praxair's 2003 Annual Report.

Item 4. Controls and Procedures

(a)	Based on an evaluation of the effectiveness of Praxair’s disclosure controls and procedures (the “Evaluation”), which evaluation was made under the supervision and with the participation of management, including Praxair’s principal executive officer and principal financial officer, the principal executive officer and principal financial officer have each concluded that, as of the end of the quarterly period covered by this report, such disclosure controls and procedures are effective in ensuring that information required to be disclosed by Praxair in reports that it files under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	There were no changes in Praxair’s internal control over financial reporting identified in connection with the Evaluation that occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, Praxair’s internal control over financial reporting.

PART II - OTHER INFORMATION

Praxair, Inc. and Subsidiaries

Item 1. Legal Proceedings

See Note 9 to the Condensed Consolidated Financial Statements for a description of current legal proceedings.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Purchases of Equity Securities - Certain information regarding purchases made by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of our common stock during the three months ended September 30, 2004 is provided below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Program(2)
	(Thousands)		(Thousands)
July	-	N/A	-	N/A
August	371	$38.21	371	N/A
September	1,489	$41.71	1,489	N/A
Third Quarter 2004	1,860	$41.01	1,860	N/A

(1)	On January 20, 1997, the Company’s Board of Directors approved a share repurchase program which authorized the Company to repurchase shares of its common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company in order to offset some or all of such shares issued pursuant to the Company’s employee benefit plans and its Dividend Reinvestment and Stock Purchase Plan. The Company announced this program on January 21, 1997. The program has no expiration date.

(2)	The Board-approved program does not contain any quantitative limit on the total number of shares, or dollar value, that may be purchased.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

12.01	Computation of Ratio of Earnings to Fixed Charges

31.01	Rule 13a-14(a) Certification

31.02	Rule 13a-14(a) Certification

32.01	Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act)

32.02	Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act)

(b)	The following reports on Form 8-K have been filed or furnished since June 30, 2004:

DATE	ITEMS REPORTED

October 7, 2004	Items 1.01 Entry into a Material Definitive Agreement and 7.01 Regulation FD Disclosure: Praxair announced its entry into an agreement with Air Liquide to acquire certain assets in Germany.

August 24, 2004	Item 5.02(D): Election of Directors. Praxair announced that Ira D. Hall, President and Chief Executive Officer of Utendahl Capital Management, L.P., has been elected to the Board of Directors of Praxair, Inc., effective September 1, 2004.

July 28, 2004	Furnishing information about Praxair, Inc.’s second quarter 2004 earnings pursuant to Item 9, "Regulation FD Disclosure" and Item 12, "Results of Operations and Financial Condition."

July 27, 2004	Item 5: Other Events. Praxair announced that Robert L. Wood, Chairman, President and Chief Executive Officer of Crompton Corporation, has been elected to the Board of Directors of Praxair, Inc., effective September 1, 2004.

The following reports on Form 8-K/A have been filed or furnished since June 30, 2004:

DATE	ITEMS REPORTED

September 23, 2004	Amending Form filed on July 27, 2004. Item 5.02(d): Election of Directors. At a meeting of the board of directors of Praxair, Inc. held on September 20, 2004, Mr. Wood was appointed to Praxair’s Audit Committee and its Finance and Pension Committee.

September 23, 2004	Amending Form filed on August 24, 2004. Item 5.02(d): Election of Directors. At a meeting of the board of directors of Praxair, Inc. held on September 20, 2004, Mr. Hall was appointed to Praxair’s Governance and Nominating Committee and its Finance and Pension Committee.

SIGNATURE
Praxair, Inc. and Subsidiaries

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAXAIR, INC.

(Registrant)

Date: November 3, 2004	By: /s/ Patrick M. Clark

Patrick M. Clark
Vice President and Controller
(On behalf of the Registrant
and as Chief Accounting Officer)

