Form 10-K
period 2004-12-31
PRAXAIR INC
filed 2005-03-02
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[√]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
Yes [√] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [√]

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [√]  No [ ]

The aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the price at which the stock was last sold on June 30, 2004, was approximately $13.0 billion.

At January 31, 2005, 322,379,633 shares of common stock of Praxair, Inc. were outstanding.

Documents incorporated by reference:
Portions of the 2004 Annual Report to Shareholders of the Registrant are incorporated in Parts I, II and IV of this report. Also, portions of the Proxy Statement of Praxair, Inc., dated March 2, 2005, are incorporated in Part III of this report.

The Index to Exhibits is located on page 14 of this report.

Forward-looking statements

The forward-looking statements contained in this document concerning demand for products and services, the expected macroeconomic environment, sales, margins and earnings growth rates, projected capital and acquisition spending, the impact of required changes in accounting, the impact of accounting and other estimates, and other financial goals involve risks and uncertainties, and are subject to change based on various factors. These risk factors include the impact of changes in worldwide and national economies, the performance of stock markets, the cost and availability of electric power, natural gas and other materials, and the ability to achieve price increases to offset such cost increases, inflation in wages and other compensation, development of operational efficiencies, changes in foreign currencies, changes in interest rates, the continued timely development and acceptance of new products and processes, the impact of competitive products and pricing, and the impact of tax, accounting and other legislation, litigation, government regulation in the jurisdictions in which the Company operates and the effectiveness and speed of integrating new acquisitions into the business.

PART I
Praxair, Inc. and Subsidiaries

Item 1. Business

General
Praxair, Inc. (Praxair or Company) was founded in 1907 and became an independent publicly traded company in 1992. Praxair was the first company in the United States to produce oxygen from air using a cryogenic process and continues to be a major technological innovator in the industrial gases industry.

Praxair is the largest industrial gases company in North and South America and is rapidly growing in Asia, and has strong, well-established businesses in Europe. Praxair's primary products for its industrial gases business are atmospheric gases (oxygen, nitrogen, argon, rare gases), process gases (carbon dioxide, helium, hydrogen, electronic gases, specialty gases, acetylene). The Company also designs, engineers, and builds equipment that produces industrial gases for internal use and external sale. The Company's Surface Technology segment, operated through Praxair Surface Technologies, Inc., supplies wear-resistant and high-temperature corrosion-resistant metallic and ceramic coatings and powders. Sales for Praxair were $6,594 million, $5,613 million, and $5,128 million, for 2004, 2003 and 2002, respectively. Refer to Note 4 of the section captioned "Notes to Consolidated Financial Statements" in Praxair's 2004 Annual Report to Shareholders for information related to Praxair's reportable segments.

Praxair serves approximately 25 industries as diverse as healthcare and petroleum refining; computer-chip manufacturing and beverage carbonation; fiber-optics and steel making; and aerospace, chemicals and water treatment. In 2004, 93% of sales were generated in four regional segments (North America, Europe, South America, and Asia) primarily from the sale of industrial gases with the balance generated from the Surface Technologies segment. Praxair provides a competitive advantage to its customer base by continuously developing new products and applications, which allow them to improve their productivity, energy efficiency and environmental performance.

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

PART I (Continued)
Praxair, Inc. and Subsidiaries

Process gases, including carbon dioxide, hydrogen, carbon monoxide, helium and acetylene, are produced by different methods than air separation technologies. Most carbon dioxide is purchased from by-product sources, including chemical plants, refineries, industrial processes, and is recovered from carbon dioxide wells. Carbon dioxide is processed in Praxair's plants to produce commercial carbon dioxide. Hydrogen and carbon monoxide are produced by either steam methane reforming of natural gas or by purifying by-product sources obtained from the chemical and petrochemical industries. Most of the helium sold by Praxair is sourced from certain helium-rich natural gas streams in the United States, with additional supplies being acquired from outside the United States. Acetylene is typically produced from calcium carbide and water or purchased as a chemical by-product.

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

On-site. Customers that require the largest volumes of product (typically oxygen, nitrogen and hydrogen) and that have a relatively constant demand pattern are supplied by cryogenic and process gas on-site plants. Praxair constructs plants on or adjacent to these customers' sites and supplies the product directly to customers. Because these are usually dedicated plants, the product supply contracts generally are total requirement contracts with terms typically ranging from 10-20 years and containing minimum purchase requirements and price escalation provisions. Many of the cryogenic on-site plants also produce liquid products for the merchant market. New advanced air separation processes allow on-site delivery to customers with smaller volume requirements. Customers using these systems usually enter into requirement contracts with terms typically ranging from 5-15 years.

Merchant. The merchant business is generally associated with distributable liquid oxygen, nitrogen, argon, carbon dioxide, hydrogen and helium. The deliveries generally are made from Praxair's plants by tanker trucks to storage containers owned or leased and maintained by Praxair or the customer at the customer's site. Due to distribution cost, merchant oxygen and nitrogen generally have a relatively small distribution radius from the plants at which they are produced. Merchant argon, hydrogen and helium can be shipped much longer distances. The agreements used in the merchant business are usually three-to five-year requirement contracts, except for carbon dioxide, which typically has one-year requirement contracts in the United States.

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

A substantial amount of the cylinder gases sold in the United States is distributed by independent distributors that buy merchant gases in liquid form and repackage the products in their facilities. These businesses also distribute welding equipment purchased from independent manufacturers. Over time, Praxair has acquired several independent industrial gases and welding products distributors at various locations in the United States and continues to sell merchant gases to other independent distributors. Between its own distribution business, joint ventures and sales to independent distributors, Praxair is represented in 48 states, the District of Columbia and Puerto Rico.

Surface Technologies
Praxair's Surface Technologies segment supplies wear-resistant and high-temperature corrosion-resistant metallic and ceramic coatings and powders to the aircraft, printing, textile, plastics, primary metals, petrochemical, and other industries. It also provides aircraft engine and airframe component overhaul services, and manufactures a complete line of electric arc, plasma, and high velocity oxygen fuel spray equipment as well as arc and flame wire equipment used for the application of wear resistant coatings. The coatings extend wear life and are applied at Praxair's facilities using a variety of thermal spray coatings processes. The coated parts are finished to the customer's precise specifications before shipment.

PART I (Continued)
Praxair, Inc. and Subsidiaries

Inventories - Praxair carries inventories of merchant and cylinder gases, hardgoods and coatings materials to supply products to its customers on a reasonable delivery schedule. On-site plants and pipeline complexes have limited inventory. Inventories, inventory obsolescence and backlogs are not material to Praxair's business.

Customers - Praxair is not dependent upon a single customer or a few customers.

International - Praxair is a global enterprise with approximately 50% of its 2004 sales outside of the United States. It conducts industrial gases business through subsidiary and affiliated companies in Argentina, Belgium, Bolivia, Brazil, Canada, Chile, Colombia, Costa Rica, France, Germany, India, Israel, Italy, Japan, South Korea, Malayasia, Mexico, the Netherlands, the People's Republic of China, Paraguay, Peru, Portugal, Spain, Taiwan, Thailand, Turkey, Uruguay and Venezuela. S.I.A.D. (Societa Italiana Acetilene & Derivati S.p.A.), an Italian company accounted for as an equity company, also has established positions in Austria, Bulgaria, Croatia, the Czech Republic, Hungary, Romania and Slovenia. Praxair's Surface Technologies segment has operations in Brazil, France, Germany, Italy, Japan, Singapore, South Korea, Taiwan, Spain, Switzerland and the United Kingdom.

Praxair's international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other economic, political and regulatory policies of local governments. Also, see Note 1 of the section captioned "Notes to Consolidated Financial Statements", and the section captioned "Management's Discussion and Analysis - Market Risk and Sensitivity Analysis" in Praxair's 2004 Annual Report to Shareholders.

Seasonality - Praxair's business is generally not subject to seasonal fluctuations to any significant extent.

Research and Development - Praxair's research and development is directed toward developing new and improved methods for the production and distribution of industrial gases and the development of new markets and applications for these gases. This results in the frequent introduction of new industrial gas applications, and the development of new advanced air separation process technologies. Research and development for industrial gases is principally conducted at Tonawanda, New York; Burr Ridge, Illinois; and Rio de Janeiro, Brazil.

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

Raw Materials and Energy Costs - Energy is the single largest cost item in the production and distribution of industrial gases. Most of Praxair's energy requirements are in the form of electricity, natural gas and diesel fuel for distribution. Praxair minimizes the financial impact of variability in these costs through the management of customer contracts, which typically have escalation and pass-through clauses.

The supply of energy has not been a significant issue in the geographic areas where we conduct business. However, the outcome of regional energy situations or new energy situations is unpredictable and may pose unforeseen future risks.

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

PART I (Continued)
Praxair, Inc. and Subsidiaries

Major competitors in the industrial gases industry both in the United States and worldwide include Air Products and Chemicals, Inc., Airgas Inc., The BOC Group p.l.c., L'Air Liquide S.A., and Linde AG. At a worldwide level, there are no congruent competitors for the surface technologies business. However, principal domestic competitors are Chromalloy Gas Turbine Corporation, a subsidiary of Sequa Corporation, Sermatech International, Inc., a subsidiary of Teleflex, Inc., and Chemtronics, Inc., a subsidiary of GKN p.l.c. International competitors in surface technologies vary from country to country.

Employees and Labor Relations - As of December 31, 2004, Praxair had 27,020 employees worldwide. Of this number, 11,185 are employed in the United States. Praxair has collective bargaining agreements with unions at numerous locations throughout the world, which expire at various dates. Praxair considers relations with its employees to be good.

Environment - Information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis - Costs Relating to the Protection of the Environment" in Praxair's 2004 Annual Report to Shareholders.

Website Access to Reports - Praxair's company website is http://www.praxair.com. The Company makes its periodic and current reports available, free of charge, on its website as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). The SEC is located at 450 Fifth Street NW, Washington, D.C. 20549 and its website address is http://www.sec.gov. In addition, investors may also access from the Company website other investor information such as press releases, business trends, presentations, etc.

PART I (Continued)
Praxair, Inc. and Subsidiaries

Item 2. Properties

Praxair's worldwide headquarters is located in leased office space in Danbury, Connecticut. Other principal administrative offices are owned in Tonawanda, New York, and Rio de Janeiro, Brazil and leased in Shanghai, China and Madrid, Spain.

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

The following table summarizes production locations for Praxair by segment. No significant portion of these assets was leased at December 31, 2004. Generally, these facilities are fully utilized and are sufficient to meet our manufacturing needs. The majority of the Surface Technologies locations are in the United States.

	Number of Locations at December 31, 2004
	ASU (a)	Hydrogen	CO2 (b)	Other (c)

North America	173	29	49	386
Europe	49	2	5	66
South America	36	1	17	105
Asia	19	2	11	35
Surface Technologies	-	-	-	47
Total	277	34	82	639

(a)	Cryogenic air separation plants.
(b)	Carbon dioxide plants.
(c)	Other includes non-cryogenic plants, packaged gas plants, helium plants, specialty gas plants, and Surface Technologies plants.

No single production location is material except for the following pipeline complexes:

Supply System	Number of Production Locations	Number of Connected Plants (a)	Plant Type
Northern Indiana	5	14	ASU/Hydrogen/CO2
Houston	3	8	ASU
Gulf Coast	4	12	Hydrogen/Carbon Monoxide
Detroit	1	7	ASU/Hydrogen
Louisiana	3	4	Hydrogen/Carbon Monoxide
Southern Brazil (b)	9	9	ASU
Northern Spain	5	6	ASU/Hydrogen/CO2
Germany - Rhine Region	2	3	ASU/Carbon Monoxide
Germany - Saar Region	1	3	ASU

(a)	A production location contains one or more independently productive plants.
(b)	Locations are partially owned and partially leased.

PART I (Continued)
Praxair, Inc. and Subsidiaries

Item 3. Legal Proceedings

Information required by this item is incorporated herein by reference to the section captioned "Notes to Consolidated Financial Statements - Note 20 Commitments and Contingencies" in Praxair's 2004 Annual Report to Shareholders.

Item 4. Submission of Matters to a Vote of Security Holders

Praxair did not submit any matters to a shareholder vote during the fourth quarter of 2004.

PART II
Praxair, Inc. and Subsidiaries

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market, trading, shareholder and dividend information for Praxair's common stock is incorporated herein by reference to the section captioned "Investor Information" in Praxair's 2004 Annual Report to Shareholders.

On October 28, 2003, Praxair's Board of Directors declared a two-for-one split of the Company's common stock. The stock split was effected in the form of a stock dividend of one additional share for each share owned by stockholders of record on December 5, 2003, and each share held in treasury as of the record date.

Praxair's annual dividend on its common stock for 2004 was $0.60 per share. On January 25, 2005, Praxair's Board of Directors declared a dividend of $0.18 per share for the first quarter of 2005, or $0.72 per share annualized, which may be changed as Praxair's earnings and business prospects warrant. The declaration of dividends is a business decision made by the Board of Directors based on Praxair's earnings and financial condition and other factors the Board of Directors considers relevant.

Purchases of Equity Securities - Certain information regarding purchases made by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the three months ended December 31, 2004 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (Thousands)	Maximum Number of Shares that May Yet be Purchased Under the Program(2)
October	1,813	$ 41.91	1,813	N/A
November	500	$ 44.20	500	N/A
December	594	$ 44.20	594	N/A
Fourth Quarter 2004	2,907	$ 42.77	2,907	N/A

(1)
On January 20, 1997, the Company's Board of Directors approved a share repurchase program, which authorized the Company to repurchase shares of its common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company in order to offset some or all of such shares issued pursuant to the Company's employee benefit plans and its Dividend Reinvestment and Stock Purchase Plan. The Company announced this program on January 21, 1997. The program has no expiration date.

(2)	The Board-approved program does not contain any quantitative limit on the total number of shares, or dollar value, that may be purchased.

Item 6. Selected Financial Data

Information required by this item is incorporated herein by reference to the sections captioned "Five-Year Financial Summary" and "Appendix" in Praxair's 2004 Annual Report to Shareholders. These items should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements.

PART II (Continued)
Praxair, Inc. and Subsidiaries

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis" in Praxair's 2004 Annual Report to Shareholders.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis" in Praxair's 2004 Annual Report to Shareholders.

Item 8. Financial Statements and Supplementary Data

Information required by this item is incorporated herein by reference to the sections captioned "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Shareholders' Equity" and "Notes to Consolidated Financial Statements" in Praxair's 2004 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the effectiveness of Praxair's disclosure controls and procedures, which was made under the supervision and with the participation of management, including Praxair's principal executive officer and principal financial officer, the principal executive officer and principal financial officer have each concluded that, as of the end of the annual period covered by this report, such disclosure controls and procedures are effective in ensuring that information required to be disclosed by Praxair in reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

Management's Report on Internal Control Over Financial Reporting

Praxair's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, Praxair conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (often referred to as COSO). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2004.

Praxair's evaluation did not include the internal control over financial reporting relating to two acquisitions in 2004: the purchase of certain industrial gas assets and related businesses in Germany (German Acquisition) and the purchase of Home Care Supply, Inc. (HCS), a U.S. home-healthcare business. Total sales and assets for the German Acquisition represent 0.3% and 7.4% and for HCS represent 1.4% and 2.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004 (see Note 3 to the consolidated financial statements incorporated by reference in Item 8).

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report incorporated by reference in Item 15.

PART II (Continued)
Praxair, Inc. and Subsidiaries

Changes in Internal Control over Financial Reporting

Effective in the fourth quarter 2004, Praxair implemented the Accounts Receivable and Sales modules of its JD Edwards software implementation for a significant portion of its North American industrial gases business. As a result, certain changes were made to the Company's internal control over financial reporting as it relates to that business which management believes strengthen such controls. The new control structure was evaluated for effectiveness in Management's Report on Internal Control Over Financial Reporting as of December 31, 2004. During the annual period covered by this report, no other significant change was made to Praxair's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Praxair's internal control over financial reporting.

Item 9b. Other Information

The following disclosure would otherwise have been filed on Form 8-K under the heading "Item 1.01. Entry into a Material Definitive Agreement":

●
On December 16, 2004, the Company signed the Sixth Amendment to Lease Agreement by and between itself, Union Carbide Corporation and Danbury Buildings Co., L.P. The provisions of the agreement include, but are not limited to, an extension of the lease term for Praxair's worldwide corporate headquarters office space in Danbury, Connecticut for a ten-year period subsequent to the initial expiration provided in the fifth amendment. A copy of the lease agreement is attached hereto as Exhibit 10.14e and incorporated herein by reference.

PART III
Praxair, Inc. and Subsidiaries

Item 10. Directors and Executive Officers of the Registrant

Certain information required by this item is incorporated herein by reference to the sections captioned "The Board of Directors", and "Executive Officers" in Praxair's Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2005.

Identification of the Audit Committee
Praxair has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). The members of that Audit Committee are H. Mitchell Watson, Jr., Chairman, Raymond W. LeBoeuf, Wayne T. Smith, and Robert L. Wood.

Audit Committee Financial Expert
The Praxair Board of Directors has determined that each of H. Mitchell Watson, Jr., Raymond W. LeBoeuf, Wayne T. Smith and Robert L. Wood is an "audit committee financial expert" as defined by Item 401(h) of Regulation S-K of the Exchange Act and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance
Based solely upon a review of SEC Forms 3, 4 and 5 furnished to Praxair and written representations to the effect that no Form 5 is required, Praxair believes that during the period January 1, 2004 to December 31, 2004, all reports required by Section 16(a) of the Securities and Exchange Act of 1934 have been filed by its officers and directors.

Code of Ethics
Praxair has adopted a "code of ethics" that applies to the Company's directors and all employees, including its Chief Executive Officer, Chief Financial Officer, and Controller. This code of ethics, comprising Praxair's "Compliance with Laws and Business Integrity and Ethics Policy" and its "Standards of Business Integrity", is posted on the Company's public website, www.praxair.com.

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference to the sections captioned "Shareholder Return" and "Executive Compensation" in Praxair's Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this item is incorporated by reference to the sections captioned "Share Ownership" and "Equity Compensation Plans Information" in Praxair's Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2005.

Item 13. Certain Relationships and Related Transactions

Information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Transactions" in Praxair's Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2005.

Item 14.  Principal Accountants Fees and Services

Information required by this item is incorporated herein by reference to the section captioned "The Independent Auditor" in Praxair's Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2005.

PART IV
Praxair, Inc. and Subsidiaries

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report

(1) Financial Statements
 Page No. in Praxair's 2004
 Annual Report (AR)*

Consolidated Statements of Income for the Years Ended
    December 31, 2004, 2003 and 2002 ...................................................................................AR-25

Consolidated Balance Sheets at December 31, 2004 and 2003................................................AR-26

Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2004, 2003 and 2002 ...................................................................................AR-27

Consolidated Statements of Shareholders' Equity for the
    Years Ended December 31, 2004, 2003 and 2002 ........................................................... AR-28

Notes to Consolidated Financial Statements ............................................................................ AR-43 to AR-63

Report of Independent Registered Public Accounting Firm.................................................. AR-65 to AR-66

* Incorporated by reference to the indicated pages of the 2004 Annual Report to Shareholders. With the exception of this information and the information incorporated in Items 3, 5, 6, 7, 7A, 8 and 9B, the 2004 Annual Report to Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

Exhibits filed as a part of this annual report on Form 10-K are listed in the Index to Exhibits located on page 14 of this Report.

SIGNATURES
Praxair, Inc. and Subsidiaries

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRAXAIR, INC.
(Registrant)

Date:	March 2, 2005	/s/ Patrick M. Clark
Patrick M. Clark
Vice President and Controller
(On behalf of the Registrant and as Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 22, 2005.

/s/ James S. Sawyer	/s/ Dennis H. Reilley	/s/ Claire W. Gargalli
James S. Sawyer	Dennis H. Reilley	Claire W. Gargalli
Senior Vice President and	Chairman, President and Chief	Director
Chief Financial Officer	Executive Officer and Director

/s/ Ira D. Hall	/s/ Ronald L. Kuehn, Jr.	/s/ Raymond W. LeBoeuf
Ira D. Hall	Ronald L. Kuehn, Jr.	Raymond W. LeBoeuf
Director	Director	Director

/s/ G. Jackson Ratcliffe, Jr.	/s/ Wayne T. Smith	/s/ H. Mitchell Watson, Jr.
G. Jackson Ratcliffe, Jr.	Wayne T. Smith	H. Mitchell Watson, Jr.
Director	Director	Director

/s/ Robert L. Wood
Robert L. Wood
Director

INDEX TO EXHIBITS

Praxair, Inc. and Subsidiaries

Exhibit No.    Description

2.01
Agreement and Plan of Merger dated as of December 22, 1995 among Praxair, Inc., PX Acquisition Corp. and CBI Industries, Inc. (Filed as Exhibit 2 to the Company's Current Report on Form 8-K dated December 22, 1995, Filing No. 1-11037, and incorporated herein by reference).

3.01	Restated Certificate of Incorporation (Filed as Exhibit 3.01 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

3.02	Amended By-Laws of Praxair, Inc. (Filed as Exhibit 3.02 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

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

3.05
Certificate of Amendment to Restated Certificate of Incorporation (Filed as Exhibit 3.05 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, Filing No. 1-11037, and incorporated herein by reference).

4.01	Common Stock Certificate (Filed as Exhibit 4.01 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

4.02
Stockholder Protection Rights Agreement, dated as of May 3, 2004, between the registrant and Registrar and Transfer Company as Rights Agent. (Filed on April 29, 2004 as Exhibit (1) to the Company's Registration Statement on Form 8-A, Filing No. 1-11037, and incorporated herein by reference).

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

4.05	Series A Preferred Stock Certificate. (Filed on February 7, 1997 as Exhibit 4.3 to Amendment #1 to the Company's Registration Statement on Form S-3, Registration No. 333-18141).

4.06	Series B Preferred Stock Certificate. (Filed on February 7, 1997 as Exhibit 4.4 to Amendment #1 to the Company's Registration Statement on Form S-3, Registration No. 333-18141).

*10.01	Amended and Restated 2002 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.01 to the Company's 2003 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

INDEX TO EXHIBITS (Continued)

Praxair, Inc. and Subsidiaries

Exhibit No.            Description

*10.01a
Standard Form of Option Award under the 2002 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.01a to the Company's Current Report on Form 8-K dated February 28, 2005, Filing No. 1-11037, and incorporated herein by reference).

*10.01b
Transferable Form of Option Award under the 2002 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.01b to the Company's Current Report on Form 8-K dated February 28, 2005, Filing No. 1-11037, and incorporated herein by reference).

*10.02	Form of Executive Severance Compensation Agreement (Filed as Exhibit 10.02 to the Company's 2003 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.03	2002 Praxair, Inc. Variable Compensation Plan (Filed as Exhibit 10.03 to the Company's 2001 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.04
Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Filed as Exhibit 10.04 to the Company's 2003 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.05	Special Severance Protection Program (Filed as Exhibit 10.05 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

*10.06
Amended and Restated Praxair, Inc. Directors' Fees Deferral Plan (Filed as Exhibit 10.06 to the Company's Current Report on Form 8-K dated January 25, 2005, Filing No. 1-11037, and incorporated herein by reference).

*10.07	Amended and Restated 1993 Praxair Compensation Deferral Program (Filed as Exhibit 10.07 to the Company's 1996 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.07a
First Amendment, dated as of April 1, 2001, to the Amended and Restated 1993 Praxair Compensation Deferral Program (Filed as Exhibit 10.07a to the Company's 2001 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.07b
Second Amendment, dated as of October 28, 2003, to the Amended and Restated 1993 Praxair Compensation Deferral Program (Filed as Exhibit 10.07b to the Company's 2003 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

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

10.13	Danbury Lease-Related Services Agreement dated as of June 4, 1992 (Filed as Exhibit 10.24 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.13a	First Amendment to Danbury Lease-Related Services Agreement (Filed as Exhibit 10.13a to the Company's 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.14	Danbury Lease Agreements, as amended (Filed as Exhibit 10.26 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.14a	Second Amendment to Linde Data Center Lease (Danbury) (Filed as Exhibit 10.14a to the Company's 1993 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.14b	Fourth Amendment to Carbide Center Lease (Filed as Exhibit 10.14b to the Company's 1993 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.14c	Third Amendment to Linde Data Center Lease (Filed as Exhibit 10.14c to the Company's 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.14d	Fifth Amendment to Carbide Center Lease (Filed as Exhibit 10.14d to the Company's 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.14e	Sixth Amendment to Carbide Center Lease.

INDEX TO EXHIBITS (Continued)

Praxair, Inc. and Subsidiaries

Exhibit No.            Description

10.15	Employee Benefits Agreement dated as of June 4, 1992 (Filed as Exhibit 10.25 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.15a	First Amendatory Agreement to the Employee Benefits Agreement (Filed as Exhibit 10.15a to the Company's 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.16	Tax Disaffiliation Agreement dated as of June 4, 1992 (Filed as Exhibit 10.20 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.17
Credit Agreement dated as of December 23, 2004 among Praxair, Inc., The Eligible Subsidiaries Referred to Therein, The Lenders Listed Therein, JP Morgan Chase Bank, N. A., as Administrative Agent, Bank of America, N. A., as Syndication Agent, and Citibank, N. A. and Credit Suisse First Boston as Co-Documentation Agents.

10.18
Facility Agreement dated as of November 29, 2004 among Praxair Euroholding, S. L., an indirect wholly owned subsidiary of the Company, as Borrower, Praxair, Inc., as Guarantor, The Lenders Party Thereto, Citigroup Global Markets, Inc., as Syndication Agent and ABN AMRO Bank N. V., as Administrative Agent and Documentation Agent.

10.18a	Amendment No. 1 to Facility Agreement (Filed as Exhibit 10.18a to the Company’s Current Report on Form 8-K dated March 1, 2005, Filing No. 1-11037, and incorporated herein by reference).

*10.19
Praxair, Inc. Plan for Determining Performance-Based Awards Under Section 162(M) (Filed as Exhibit 10.19 to the Company's 2001 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

12.01	Computation of Ratio of Earnings to Fixed Charges.

13.01
Financial Section (Page 25 to 69) of Praxair's 2004 Annual Report to Shareholders (such information, except for those portions which are expressly referred to in this Form 10-K, is furnished for the information of the Commission and is not deemed "filed" as part of this Form 10-K).

21.01	Subsidiaries of Praxair, Inc.

23.01	Consent of Independent Registered Public Accounting Firm.

31.01	Rule 13a-14(a) Certification

31.02	Rule 13a-14(a) Certification

32.01	§1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act).

32.02
§1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act).

Copies of exhibits incorporated by reference can be obtained from the SEC and are located in SEC File No. 1-11037.
                *Indicates a management contract or compensatory plan or arrangement.