Form 10-Q
period 2005-03-31
PRAXAIR INC
filed 2005-05-04
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

At March 31, 2005, 323,482,263 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PART I - FINANCIAL INFORMATION

Praxair, Inc. and Subsidiaries

Item 1. Financial Statements

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended March 31,
	2005	2004

SALES	$1,827	$1,531
Cost of sales, exclusive of
depreciation and amortization	1,109	908
Selling, general and administrative	245	204
Depreciation and amortization	162	139
Research and development	20	19
Other income (expense) - net	18	(1)
OPERATING PROFIT	309	260
Interest expense - net	42	37
INCOME BEFORE INCOME TAXES	267	223
Income taxes	69	56
	198	167
Minority interests	(7)	(6)
Income from equity investments	4	3
NET INCOME	$195	$164

PER SHARE DATA:

Basic earnings per share	$0.60	$0.50

Diluted earnings per share	$0.59	$0.49

Cash dividends per share	$0.18	$0.15

WEIGHTED AVERAGE SHARES OUTSTANDING (000's):
Basic shares outstanding	323,818	326,394
Diluted shares outstanding	329,669	331,573

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	March 31,	December 31,
	2005	2004

ASSETS

Cash and cash equivalents	$26	$25
Accounts receivable - net	1,264	1,231
Inventories	340	328
Prepaid and other current assets	143	160
TOTAL CURRENT ASSETS	1,773	1,744

Property, plant and equipment - net	5,886	5,946
Goodwill	1,532	1,551
Other intangible assets	82	88
Other assets	559	549
TOTAL ASSETS	$9,832	$9,878

LIABILITIES AND EQUITY

Accounts payable	$541	$502
Short-term debt	420	454
Current portion of long-term debt	188	195
Other current liabilities	678	724
TOTAL CURRENT LIABILITIES	1,827	1,875

Long-term debt	2,841	2,876
Other long-term obligations	1,292	1,294
TOTAL LIABILITIES	5,960	6,045

Commitments and contingencies (Note 9)

Minority interests	221	225
Shareholders' equity	3,651	3,608
TOTAL LIABILITIES AND EQUITY	$9,832	$9,878

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Quarter Ended March 31,
	2005	2004
OPERATIONS
Net income	$195	$164
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	162	139
Deferred income taxes	35	8
Other non-cash charges	(3)	(7)
Working capital	(60)	(104)
Long-term assets, liabilities and other	(40)	(19)
Net cash provided by operating activities	289	181

INVESTING
Capital expenditures	(165)	(124)
Acquisitions	(2)	-
Divestitures and asset sales	13	14
Net cash used for investing activities	(154)	(110)

FINANCING
Short-term repayments - net	(33)	(2)
Long-term borrowings	5	108
Long-term debt repayments	(12)	(80)
Minority interest transactions and other	(4)	(3)
Issuance of common stock	61	66
Purchases of common stock	(92)	(123)
Cash dividends	(58)	(49)
Net cash used for financing activities	(133)	(83)

Effect of exchange rate changes on cash and
cash equivalents	(1)	(1)
Change in cash and cash equivalents	1	(13)
Cash and cash equivalents, beginning-of-period	25	50
Cash and cash equivalents, end-of-period	$26	$37

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Dollar amounts in millions, except share data, shares in thousands)
(UNAUDITED)
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Retained	Comprehensive
Activity	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income (Loss)(b)	Total

Balance, January 1, 2005	359,791	$4	$2,314	36,170	$(1,059)	$3,529	$(1,180)	$3,608

Net income						195		195

Translation adjustments							(69)	(69)

Derivative instruments,
net of tax							1	1
Minimum pension liability,
net of $1 million taxes							(2)	(2)
Comprehensive income(a)								125

Dividends on common stock ($0.18 per share)						(58)		(58)

Issuances of common stock:
For the dividend reinvestment
and stock purchase plan	25

For employee savings and
incentive plans	1,232		48	(712)	21			69

Purchases of common stock				2,108	(93)			(93)

Balance, March 31, 2005	361,048	$4	$2,362	37,566	$(1,131)	$3,666	$(1,250)	$3,651

(a) The components of comprehensive income are as follows:
	Quarter Ended March 31,
	2005	2004

Net income	$195	$164
Translation adjustments	(69)	(5)
Derivative Instruments	1	-
Minimum pension liability	(2)	(7)
	$125	$152

(b) The components of accumulated other comprehensive income (loss) are as follows:
	March 31, 2005	December 31, 2004

Accumulated translation adjustments	$(1,091)	$(1,022)
Accumulated minimum pension liability	(159)	(157)
Accumulated derivatives	-	(1)
	$(1,250)	$(1,180)

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Summary of Significant Accounting Policies

Presentation of Condensed Consolidated Financial Statements - In the opinion of Praxair, Inc. (Praxair) management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented and such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to the consolidated financial statements of Praxair, Inc. and subsidiaries in Praxair's 2004 Annual Report.

Stock-Based Compensation - Praxair accounts for incentive plans and stock options using the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Pro forma information required by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, requires Praxair to disclose pro forma net income and pro forma earnings per share amounts as if compensation expense was recognized. Pro forma net income and the related basic and diluted earnings per share amounts would be as follows:

	Quarter Ended March 31,
	2005	2004
(Millions of dollars, except per share data)

NET INCOME:
As reported	$195	$164
Less: total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(6)	(7)
Pro forma net income	$189	$157

BASIC EARNINGS PER SHARE:
As reported	$0.60	$0.50
Pro forma	$0.58	$0.48
DILUTED EARNINGS PER SHARE:
As reported	$0.59	$0.49
Pro forma	$0.57	$0.47

These pro forma disclosures may not be representative of the effects for future years as options vest over several years and additional awards generally are made each year.

During the quarter ended March 31, 2005, Praxair granted options for 3,925,400 shares (3,826,100 shares during the quarter ended March 31, 2004) of common stock having option prices of $44.25 per share ($36.58 per share in 2004), the closing market price of Praxair’s common stock on the day of the grants. At March 31, 2005, there were 24,239,838 shares under option at prices ranging from $13.13 to $44.27 per share (weighted-average of $29.36) of which options for 16,350,348 shares were exercisable at prices ranging from $13.13 to $36.58 per share (weighted-average of $24.83). During the quarter ended March 31, 2005, options for 1,213,169 shares (1,330,565 in 2004) of common stock were exercised.

2.	Recently Issued Accounting Standards

In May 2004, the FASB issued FASB Staff Position (FSP) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” which provides guidance on how to account for the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 on postretirement health care plans. The act established a prescription drug benefit under Medicare, known as “Medicare Part D,” and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In late January 2005, the Center for Medicare and Medicaid Services released the regulations for implementing the act. Based on these regulations, the Company believes the benefits provided to certain participants will be at least actuarially equivalent to Medicare Part D and, accordingly, the Company will be entitled to a subsidy. During the first quarter of 2005, the Company determined that the subsidy will be insignificant to its financial position and results of operations. Accordingly, the plan obligations will be remeasured incorporating the effects of the subsidy at calendar year-end as required by SFAS No. 106.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This statement, among other things, requires companies to expense the value of employee stock options and similar awards and becomes effective for interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested share-based payment awards at the company’s adoption date. In April 2005, the Securities and Exchange Commission (SEC) issued a new rule that extends the compliance dates for SFAS No. 123(R). Registrants may adopt the provisions of SFAS No. 123(R) as of the beginning of the first annual period beginning after June 15, 2005. Praxair currently plans to adopt the provisions of this statement for its annual period beginning January 1, 2006.

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, “Accounting for Conditional Asset Retirement Obligations,” which provides guidance on when a company has sufficient information to reasonably estimate an asset-retirement obligation’s fair value. Currently, certain of the Company’s on-site supply arrangements have termination provisions that contain asset removal obligations. Given the infrequency of asset removals due to customer contract renewals, the long-term nature of the asset lives, and the wide range of potential outcomes, it is generally not possible at the time an asset is placed in service to reasonably estimate an obligation’s fair value. Praxair currently records its asset retirement obligations when sufficient information becomes available to reasonably estimate the obligation’s fair value, which is generally the point at which a contract termination, or another definitive event, occurs. Historically, the cost of removal obligations has been immaterial and is generally recoverable. Praxair is required to adopt FIN 47 by calendar year-end 2005. Praxair is in the process of evaluating the interpretation, however, it believes that the interpretation will not impact the manner in which it presently accounts for asset retirement obligations.

3.	Inventories

The following is a summary of Praxair’s consolidated inventories:

	March 31,	December 31,
(Millions of dollars)	2005	2004

Raw materials and supplies	$87	$87
Work in process	50	37
Finished goods	203	204
	$340	$328

4.	Debt

The following is a summary of Praxair’s outstanding debt at March 31, 2005 and December 31, 2004:

	March 31,	December 31,
(Millions of dollars)	2005	2004

SHORT-TERM
Commercial paper and U.S. borrowings	$221	$296
Canadian borrowings	93	83
South American borrowings	35	39
Asian borrowings	57	29
Other international borrowings	14	7
Total short-term debt	420	454

LONG-TERM
U.S. borrowings
6.85% Notes due 2005	150	150
6.90% Notes due 2006	250	250
4.75% Notes due 2007 (a)	249	249
6.625% Notes due 2007	250	250
6.50% Notes due 2008	250	250
2.75% Notes due 2008 (a)	299	299
6.375% Notes due 2012 (a, b)	532	534
3.95% Notes due 2013 (a)	349	349
Other	14	23

European borrowings	585	613
South American borrowings	45	48
Asian borrowings	42	39
Other international borrowings	2	5
Obligations under capital leases	12	12
	3,029	3,071
Less: current portion of long-term debt	(188)	(195)
Total long-term debt	2,841	2,876
Total debt	$3,449	$3,525

(a)	Amounts are net of unamortized discounts.
(b)	March 31, 2005 and December 31, 2004 include a $34 million and $35 million fair value increase, respectively, related to SFAS 133 hedge accounting. See Note 15 on page 55 of the 2004 Annual Report.
(c)
European borrowings (€450 million) are classified as long-term because of the Company’s intent to refinance this debt on a long-term basis and the availability of such financing under the terms of this agreement.

5.	Financial Instruments

The following table is a summary of the notional amount of currency derivatives outstanding at March 31, 2005 and December 31, 2004 (all maturities within one year):

	March 31,	December 31,
	2005	2004
(Millions of dollars)

CURRENCY CONTRACTS
Balance sheet items	$540	$679
Firm commitments	-	-
Anticipated net income	-	-
	$540	$679

Praxair enters into currency exchange forward contracts to manage its exposure to fluctuations in foreign currency exchange rates. Hedges of balance sheet items are related to recorded balance sheet exposures, including intercompany transactions. Hedges of firm commitments are for the purchase of equipment related to in-progress construction projects. Additionally, there is $125 million notional value of currency exchange contracts that effectively offset each other at March 31, 2005 ($7 million at December 31, 2004).

There were no net income hedges outstanding at March 31, 2005 and December 31, 2004. Other income (expense) - net includes no gain or loss for the quarters ended March 31, 2005 and March 31, 2004, respectively, relating to net income hedges.

At March 31, 2005, the fair value of all derivative instruments has been recorded in the condensed consolidated balance sheet as $1 million in current assets and $16 million in current liabilities ($11 million in current assets at December 31, 2004). There were no interest-rate derivatives outstanding at March 31, 2005 or December 31, 2004.

6.	Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted-average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted-average number of Praxair common shares outstanding and dilutive common stock equivalents. The difference between the number of shares used in the basic earnings per share calculation compared to the diluted earnings per share calculation is due to the dilutive effect of outstanding stock options. There were no stock options for the quarter ended March 31, 2005 (3,826,100 during the quarter ended March 31, 2004), that were excluded in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

7.	Goodwill and Other Intangible Assets

Praxair adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002. The standard required the Company to perform an initial assessment (see Note 2 on page 47 of the 2004 Annual Report) of whether there was an indication that the carrying value of goodwill was impaired and to conduct a new test at least annually at the reporting unit level. The annual impairment test is performed during the second quarter of each year.

Changes in the carrying amount of goodwill for the quarter ended March 31, 2005 were as follows:
	North	South			Surface
(Millions of dollars)	America	America	Europe	Asia	Technologies	Total

Balance, December 31, 2004	$974	$138	$331	$28	$80	$1,551

Acquisitions	1	-	-	-	-	1
Purchase adjustments	-	-	3	-	-	3
Foreign currency translation	(1)	(1)	(17)		(3)	(22)
Other	-	-	-	(1)	-	(1)

Balance, March 31, 2005	$974	$137	$317	$27	$77	$1,532

Changes in the carrying amount of other intangibles for the quarter ended March 31, 2005 were as follows:

	License/Use	Non-compete	Patents		Accumulated
(Millions of dollars)	Agreements	Agreements	& Other	Sub-total	Amortization	Total

Balance, December 31, 2004	$70	$36	$17	$123	$(35)	$88

Additions	-	-	-	-	(4)	(4)
Foreign currency translation	(1)	-	-	(1)	-	(1)
Other	(4)	-	-	(4)	3	(1)

Balance, March 31, 2005	$65	$36	$17	$118	$(36)	$82

There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 12 years. Total estimated annual amortization expense is $10 million for the remainder of 2005; $13 million, $12 million, $7 million and $6 million for the years ended December 31, 2006, 2007, 2008 and 2009, respectively; and $34 million thereafter.

8.	Pension and OPEB

The components of net pension and postretirement benefits other than pensions (OPEB) costs for the quarters ended March 31, 2005 and 2004 are shown below:

	Quarter Ended March 31,
	Pensions		OPEB
(Millions of dollars)	2005	2004	2005	2004

Service cost	$9	$8	$1	$2
Interest cost	22	21	4	4
Expected return on plan assets	(25)	(22)	-	-
Net amortization and deferral	5	2	-	(1)

Net periodic benefit cost	$11	$9	$5	$5

Praxair estimates that 2005 contributions to its pension plans will be in the range of $80 million to $85 million, including required contributions. As of March 31, 2005, $71 million of contributions have been made worldwide.

9.	Legal Proceedings

In the normal course of business, Praxair is involved in legal proceedings and claims with both private and governmental parties (see Note 20 on page 61 of the 2004 Annual Report).

Among such matters are claims brought by welders alleging that exposure to manganese contained in welding fumes caused neurological injury. Praxair has never manufactured welding consumables. Such products were manufactured prior to 1985 by a predecessor company of Praxair. As of March 31, 2005, Praxair was a co-defendant with many other companies in 848 lawsuits alleging personal injury caused by manganese contained in welding fumes. The cases were pending in state and federal courts in California, Iowa, Illinois, Mississippi, Missouri, Texas, Louisiana, Georgia, West Virginia, Ohio, Arkansas, Indiana, Utah, Pennsylvania, Minnesota, Alabama, Massachusetts, and Virginia. There were a total of 10,809 individual claimants in these cases. Six cases are class actions seeking to recover costs to monitor plaintiff’s alleged personal injuries caused by exposure to manganese contained in welding fumes, none of which have been certified. All of the cases filed in or removed to federal courts have been (or are in the process of being) transferred by the Judicial Panel for Multidistrict Litigation to the U.S. District Court for the Northern District of Ohio for coordinated pretrial proceedings. The plaintiffs seek unspecified compensatory and, in most instances, punitive damages. In the past, Praxair has either been dismissed from the cases with no payment or has settled a few cases for nominal amounts. Praxair believes that it has meritorious defenses to these cases and intends to defend itself vigorously.

While the outcome of litigation is uncertain, Praxair believes that the resolution of these cases will not have a material adverse effect on its consolidated financial position, results of operations or cash flows in any given year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results

The following table provides summary data for the quarters ended March 31, 2005 and 2004:

	Quarter Ended March 31,
(Dollar amounts in millions)	2005	2004	Variance

Sales	$1,827	$1,531	+ 19%
Gross margin (a)	$718	$623	+ 15%
As a percent of sales	39.3%	40.7%
Selling, general and administrative	$245	$204	+ 20%
As a percent of sales	13.4%	13.3%
Depreciation and amortization	$162	$139	+ 17%
Other income (expenses) - net	$18	$(1)
Operating profit	$309	$260	+ 19%
Interest expense - net	$42	$37	+ 14%
Effective tax rate	26%	25%
Net income	$195	$164	+ 19%

(a) Gross margin excludes depreciation and amortization expense.

Sales increased $296 million, or 19%, in the first quarter versus 2004. Strong volume growth, primarily in the global energy, industrial manufacturing and metals markets, increased sales by 6%. Price increases of 3% were predominantly realized in North and South American markets. Acquisitions contributed 7% to sales growth in the quarter due to the German and Home Care Supply acquisitions in 2004. Currency movements in South America, Europe and Canada generated 3% of sales growth for the quarter.

Gross margin in 2005 improved $95 million, or 15%, in the first quarter versus 2004. The 140 basis point reduction in gross margin percentage to 39.3% for the first quarter of 2005 was due primarily to the increase in hydrogen revenues related to added capacity and strong demand on the U.S. Gulf Coast which have lower margins, natural gas pricing and general inflation pressures, which were partially mitigated by pricing increases.

Selling, general and administrative expenses for the first quarter were $245 million, or 13.4% of sales, versus $204 million, or 13.3% of sales, for 2004. The $41 million increase for the quarter was due to acquisitions and currency movements as general cost inflation was partially offset by pricing initiatives.

Depreciation and amortization expense increased $23 million, or 17%, in the quarter ended March 31, 2005 versus 2004. The increase was principally due to acquisitions and currency effects.

Other income (expenses) - net for the first quarter is an $18 million gain versus a $1 million loss in 2004. The first quarter 2005 balance includes a $20 million gain resulting from a favorable settlement of a customer obligation. Partially offsetting this gain was a $9 million charge for various legal matters and insurance accruals. Underlying 2005 other income improved $6 million due to higher partnership income and lower restructuring charges versus 2004.

Operating profit increased $49 million, or 19%, in the quarter ended March 31, 2005 versus 2004. Strong sales volumes, the continued impact of productivity initiatives and the contribution from acquisitions were primarily responsible for the first quarter operating profit growth.

Interest expense - net increased $5 million, or 14%, in the first quarter of 2005 versus 2004 as a result of the increase in debt levels compared with the corresponding period in the prior year.

The effective income tax rate was 26% for the quarter versus 25% in 2004. The increase in the effective rate for the quarter was due primarily to higher earnings contributions in countries with higher marginal tax rates.

Net income increased $31 million, or 19%, in the first quarter versus 2004. The increase was due to improved operating profit which was partially offset by the higher effective tax rate.

The number of employees at March 31, 2005 was 27,082, reflecting an increase of 62 employees from December 31, 2004.

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows (for a description of Praxair’s operating segments, refer to Note 4 to the consolidated financial statements included on page 48 of Praxair’s 2004 Annual Report to shareholders):

	Quarter Ended March 31,
(Millions of Dollars)	2005	2004	Variance

SALES
North America	$1,115	$960	+ 16%
Europe	287	208	+ 38%
South America	245	200	+ 23%
Asia	122	109	+ 12%
Surface Technologies	118	111	+ 6%
Eliminations	(60)	(57)
	$1,827	$1,531	+ 19%

OPERATING PROFIT
North America	$166	$149	+ 11%
Europe	67	52	+ 29%
South America	43	32	+ 34%
Asia	22	17	+ 29%
Surface Technologies	11	10	+ 10%
	$309	$260	+ 19%

North America

Sales increased $155 million, or 16%, in the quarter ended March 31, 2005 versus 2004. Growth was driven by higher demand in the energy, including hydrogen for refining and products and services for oil and gas production; manufacturing and metals markets. Overall volumes remained strong for on-site, merchant and packaged gases, which led to volume growth of 7% for the quarter. Acquisition activity contributed 4% to sales growth while realized price increases were 3% for the quarter. The increase in raw material costs tied to natural gas prices, which Praxair is contractually entitled to pass on to on-site hydrogen customers, increased sales by 1% in the first quarter with minimal impact on operating profit.

Operating profit increased $17 million, or 11%, in the quarter ended March 31, 2005 versus 2004. The increase in operating profit was principally due to strong sales volume and a small contribution from acquisitions. Operating profit included a net gain of $8 million associated with a favorable settlement of a customer obligation, various legal matters and insurance accruals, referenced in the consolidated results, which was partially offset by the unfavorable impact of customer plant turnarounds. Operating profit as a percentage of sales decreased 60 basis points for the quarter. The decrease is a result of the Home Care Supply acquisition and the increase in hydrogen revenues related to added capacity and strong demand on the U.S. Gulf Coast which have lower margins. Excluding the effect of the acquisition and the new hydrogen volume, first quarter operating profit, as a percentage of sales, was marginally higher than 2004 levels.

Europe

Sales for the 2005 first quarter increased $79 million, or 38%, versus 2004. Sales growth of 32% was due to the December 2004 German Acquisition. Sales growth in Italy slowed due to a stronger euro and weaker demand from the automotive and construction sectors and Spain had weaker sales growth driven by a reduction in the operating rate for a large on-site customer due to technical constraints. Offsetting these weaker end-user market conditions were strong home healthcare and general manufacturing end-user sales. The stronger euro increased sales by 6% in the quarter.

Operating profit increased $15 million, or 29%, in the quarter ended March 31, 2005 versus the corresponding period in 2004. The contributions of the German Acquisition and the favorable impact of currency movements principally drove operating profit growth.

South America

Sales increased $45 million, or 23%, in the quarter ended March 31, 2005 versus 2004. Underlying sales grew 8% and 7% from higher volumes and pricing, respectively, for on-site, liquid and packaged gases. The strongest end-user sales growth came from the metals and manufacturing markets. Healthy year-over-year growth from sales of cylinders and natural gas conversion kits for automobiles continued due to high gas prices. Currency contributed 8% to sales growth.

Operating profit increased $11 million, or 34%, in the quarter ended March 31, 2005 versus 2004. The growth in operating profit for the quarter is primarily attributable to higher sales volume. Higher pricing and productivity programs outpaced underlying inflation pressures, favorably impacting operating profit.

Asia

Sales increased $13 million, or 12%, in the quarter ended March 31, 2005 versus 2004. Strong volume growth, primarily in the metals, electronics, food, and manufacturing markets, increased sales by 7%. Underpinning the growth to these markets was solid growth in the on-site and liquid product lines. Favorable currency movements improved sales by 5% for the quarter.

Operating profit increased $5 million, or 29%, in the quarter ended March 31, 2005 versus 2004. The improvement in operating profit is primarily a result of strong sales volumes, cost efficiency improvements in the supply system and increases in merchant volume pricing in China and India. Overall pricing is marginally down due to an increasing mix of on-site business, which has a lower average price.

Surface Technologies

Sales for the 2005 first quarter increased $7 million, or 6%, versus 2004. Higher volumes of industrial coatings for power turbines and oil field service components and improved sales of coatings for OEM aircraft engine parts contributed growth of 3% in the quarter. Favorable currency movements, primarily in Europe, increased sales by 3%. The aviation repair business remains weak.

Operating profit increased $1 million, or 10%, in the quarter ended March 31, 2005 versus 2004. The increase was driven by higher volumes and ongoing cost reduction actions.

Currency

Praxair’s results of foreign operations are generally translated to the Company’s reporting currency, the U.S. dollar, from the functional currencies used in the countries in which the Company operates. In general, Praxair uses the local currency as its operation’s functional currency with the exception of hyperinflationary countries where the U.S. dollar is used as the functional currency. There is inherent variability and unpredictability in the relationship of these functional currencies to the U.S. dollar and such currency movements may materially impact Praxair’s results of operations in any given period.

To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percent of
	Q1 2005	Income Statement		Balance Sheet
	Consolidated	First Quarter Average		March 31,	December 31,
Currency	Sales (a)	2005	2004	2005	2004
European euro	18%	0.75	0.80	0.77	0.73
Brazilian real	11%	2.66	2.90	2.67	2.65
Canadian dollar	9%	1.23	1.33	1.21	1.21
Mexican peso	4%	11.16	11.12	11.28	11.13
Venezuelan bolivar	<1%	1,987	1,780	2,150	1,920
Argentinean peso	<1%	2.93	2.91	2.93	2.98

(a)	Certain Surface Technologies segment sales are included in European and Brazilian sales.

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Quarter Ended March 31,
	2005	2004
NET CASH PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
Net income	$195	$164
Depreciation and amortization	162	139
Working capital	(60)	(104)
Other - net	(8)	(18)
Net cash provided by operating activities	$289	$181

INVESTING ACTIVITIES
Capital expenditures	$(165)	$(124)
Acquisitions	(2)	-
Divestitures and asset sales	13	14
Net cash used for investing activities	$(154)	$(110)

FINANCING ACTIVITIES
Debt (reductions) increases - net	$(40)	$26
Issuances of common stock	61	66
Purchases of common stock	(92)	(123)
Cash dividends	(58)	(49)
Minority transactions and other	(4)	(3)
Net cash used for financing activities	$(133)	$(83)

Cash Flow from Operations

Cash flow from operations of $289 million in the quarter ended March 31, 2005 increased $108 million, or 60%, versus 2004. The growth is a result of strong cash flow generated from higher sales and net income and an improvement in working capital principally related to accounts payable.

Investing

Net cash used for investing of $154 million in the quarter ended March 31, 2005 increased $44 million, or 40%, versus 2004 due primarily to an increase in capital expenditures in North America and Asia.

Financing

At March 31, 2005, Praxair's total debt outstanding was $3,449 million, $76 million lower than $3,525 million at December 31, 2004. This decrease resulted from net cash repayments of $40 million and currency and other changes of $36 million. Cash used for financing activities of $133 million for the quarter ended March 31, 2005 increased $50 million versus 2004. The increase in funds used was principally due to a net debt reduction of $40 million in 2005 compared to a net debt increase of $26 million in the prior year and an increase in cash dividends of $9 million, partially offset by a $26 million reduction in common stock repurchases. In the quarter ended March 31, 2005, cash dividends were $0.18 per share compared to $0.15 per share for 2004, an increase of 20%.

Legal Proceedings

See Note 9 to the Condensed Consolidated Financial Statements for a description of current legal proceedings.

Other Financial Data

Definitions of the following non-GAAP measures may not be comparable to similar definitions used by other companies. Praxair believes that its debt-to-capital ratio is appropriate for measuring its financial leverage. The Company believes that its after-tax return on invested capital ratio is an appropriate measure for judging performance as it reflects the approximate after-tax profit earned as a percentage of investments by all parties in the business (debt, minority interests and shareholders’ equity).

(Dollar amounts in millions)	March 31,	December 31,
	2005	2004
TOTAL CAPITAL
Debt	$3,449	$3,525
Minority interests	221	225
Shareholders' equity	3,651	3,608
	$7,321	$7,358

DEBT-TO-CAPITAL RATIO	47.1%	47.9%

	Quarter Ended
	March 31,
	2005	2004

AFTER-TAX RETURN ON CAPITAL (ROC)
Operating profit	$309	$260
Less: reported taxes	(69)	(56)
Less: tax benefit on interest expense(a)	(11)	(9)
Add: equity income	4	3
Net operating profit after-tax (NOPAT)	$233	$198

Beginning capital	$7,358	$6,099
Ending capital	$7,321	$6,177
Average capital	$7,340	$6,138

ROC %	3.2%	3.2%

ROC % (annualized)	12.7%	12.9%

(a) Tax benefit on interest expense is based on Praxair’s effective tax rates of 26% for 2005 and 25% for 2004.

Praxair’s debt-to-capital ratio decreased from 47.9% at December 31, 2004 to 47.1% at March 31, 2005.

Annualized after-tax return on capital declined slightly to 12.7% from 12.9% for the quarter ended March 31, 2005 versus 2004. The decrease was principally related to the German and Home Care Supply acquisitions, which will initially operate at lower than average Praxair returns, and a higher effective tax rate. Excluding the effects of these two recent acquisitions, underlying return on capital was 13.7%.

New Accounting Standards

See Note 2 to the Condensed Consolidated Financial Statements for information concerning new accounting standards.

Outlook

In the second quarter of 2005, diluted earnings per share are expected to be in the range of $0.60 to $0.62. For the full year of 2005, Praxair expects sales growth of 12% to 15% and operating profit growth in the range of 13% to 17%. Diluted earnings per share are expected to be in the range of $2.40 to $2.48. On a worldwide basis, capital expenditures for the full year of 2005 are expected to be in the range of $750 million to $800 million. Praxair expects an effective tax rate of approximately 26% to continue for the remainder of 2005. This guidance excludes any potential tax impact that may occur should Praxair take advantage of the American Jobs Creation Act of 2004 repatriation provision. Based on recent SEC guidance, the Company does not currently plan to begin expensing stock options until Fiscal 2006.

Praxair provides quarterly updates on operating results, material trends that may affect financial performance, and financial earnings guidance via quarterly earnings releases and investor teleconferences. In addition, Praxair issues press releases whenever significant events occur which may affect financial performance. These updates are available on its website: www.praxair.com.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to the “Market Risks and Sensitivity Analyses” discussion on page 41 in the Management's Discussion and Analysis section of Praxair's 2004 Annual Report.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities - Certain information regarding purchases made by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended March 31, 2005 is provided below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Program(2)
	(Thousands)		(Thousands)
January 2005	1,875	$43.94	1,875	N/A
February 2005	-	N/A	-	N/A
March 2005	233	$47.89	233	N/A
First Quarter 2005	2,108	$44.38	2,108	N/A

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Praxair, Inc. was held on April 26, 2005. The results of the matters submitted to a vote of security holders are filed within the Company’s Current Report on Form 8-K dated April 29, 2005 and incorporated herein by reference.

Item 5. Other Information

None

Item 6. Exhibits

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

PRAXAIR, INC.

(Registrant)

Date: May 4, 2005	By: /s/ Patrick M. Clark

Patrick M. Clark
Vice President and Controller
(On behalf of the Registrant
and as Chief Accounting Officer)