Form 10-Q
period 2005-06-30
PRAXAIR INC
filed 2005-07-27
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

(203) 837-2000
(Registrant's telephone number, including area code)

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

At June 30, 2005, 323,317,659 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PART I - FINANCIAL INFORMATION

Praxair, Inc. and Subsidiaries

Item 1. Financial Statements

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended June 30,
	2005	2004

SALES	$1,919	$1,603
Cost of sales, exclusive of
depreciation and amortization	1,167	966
Selling, general and administrative	247	207
Depreciation and amortization	163	140
Research and development	19	19
Other income (expense) - net	(1)	3
OPERATING PROFIT	322	274
Interest expense - net	41	39
INCOME BEFORE INCOME TAXES	281	235
Income taxes	64	55
	217	180
Minority interests	(13)	(9)
Income from equity investments	5	4
NET INCOME	$209	$175

PER SHARE DATA:

Basic earnings per share	$0.65	$0.54

Diluted earnings per share	$0.63	$0.53

Cash dividends per share	$0.18	$0.15

WEIGHTED AVERAGE SHARES OUTSTANDING (000's):
Basic shares outstanding	323,898	325,786
Diluted shares outstanding	329,818	330,897

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Six Months Ended June 30,
	2005	2004

SALES	$3,746	$3,134
Cost of sales, exclusive of
depreciation and amortization	2,276	1,874
Selling, general and administrative	492	411
Depreciation and amortization	325	279
Research and development	39	38
Other income (expense) - net	17	2
OPERATING PROFIT	631	534
Interest expense - net	83	76
INCOME BEFORE INCOME TAXES	548	458
Income taxes	133	111
	415	347
Minority interests	(20)	(15)
Income from equity investments	9	7
NET INCOME	$404	$339

PER SHARE DATA:

Basic earnings per share	$1.25	$1.04

Diluted earnings per share	$1.23	$1.02

Cash dividends per share	$0.36	$0.30

WEIGHTED AVERAGE SHARES OUTSTANDING (000's):
Basic shares outstanding	323,858	326,090
Diluted shares outstanding	329,756	331,231

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	June 30,	December 31,
	2005	2004

ASSETS

Cash and cash equivalents	$28	$25
Accounts receivable - net	1,285	1,231
Inventories	351	328
Prepaid and other current assets	168	160
TOTAL CURRENT ASSETS	1,832	1,744

Property, plant and equipment, net of accumulated depreciation of $6,318 at June 30, 2005 and $6,088 at December 31, 2004	5,933	5,946
Goodwill	1,527	1,551
Other intangible assets	79	88
Other assets	566	549
TOTAL ASSETS	$9,937	$9,878

LIABILITIES AND EQUITY

Accounts payable	$504	$502
Short-term debt	490	454
Current portion of long-term debt	27	195
Other current liabilities	705	724
TOTAL CURRENT LIABILITIES	1,726	1,875

Long-term debt	2,810	2,876
Other long-term obligations	1,355	1,294
TOTAL LIABILITIES	5,891	6,045

Commitments and contingencies (Note 9)

Minority interests	225	225
Shareholders' equity	3,821	3,608
TOTAL LIABILITIES AND EQUITY	$9,937	$9,878

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
OPERATIONS
Net income	$404	$339
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	325	279
Deferred income taxes	33	24
Other non-cash charges	5	(2)
Working capital	(110)	(147)
Long-term assets, liabilities and other	22	(60)
Net cash provided by operating activities	679	433

INVESTING
Capital expenditures	(363)	(264)
Acquisitions	(5)	(248)
Divestitures and asset sales	13	17
Net cash used for investing activities	(355)	(495)

FINANCING
Short-term borrowings - net	33	16
Long-term borrowings	21	483
Long-term debt repayments	(185)	(284)
Minority interest transactions and other	(7)	(4)
Issuance of common stock	126	114
Purchases of common stock	(192)	(192)
Cash dividends	(116)	(97)
Net cash provided by (used for) financing activities	(320)	36

Effect of exchange rate changes on cash and
cash equivalents	(1)	(1)
Change in cash and cash equivalents	3	(27)
Cash and cash equivalents, beginning-of-period	25	50
Cash and cash equivalents, end-of-period	$28	$23

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollar amounts in millions, except share data, shares in thousands)
(UNAUDITED)
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Retained	Comprehensive
Activity	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income (Loss)(b)	Total

Balance, January 1, 2005	359,791	$4	$2,314	36,170	$(1,059)	$3,529	$(1,180)	$3,608

Net income						404		404

Translation adjustments							(22)	(22)

Minimum pension liability,
net of $1 million of taxes							(2)	(2)
Comprehensive income(a)								380

Dividends on common stock ($0.36 per share)						(116)		(116)

Issuances of common stock:
For the dividend reinvestment
and stock purchase plan	48		2					2

For employee savings and
incentive plans	2,132		87	(1,783)	54			141

Purchases of common stock				4,266	(194)			(194)

Balance, June 30, 2005	361,971	$4	$2,403	38,653	$(1,199)	$3,817	$(1,204)	$3,821

(a) The components of comprehensive income are as follows:
	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income	$209	$175	$404	$339
Translation adjustments	47	(65)	(22)	(70)
Derivative instruments	(1)	-	-	-
Minimum pension liability	-	-	(2)	(7)
	$255	$110	$380	$262

(b) The components of accumulated other comprehensive income (loss) are as follows:
	June 30, 2005	December 31, 2004

Accumulated translation adjustments	$(1,044)	$(1,022)
Accumulated minimum pension liability	(159)	(157)
Accumulated derivatives	(1)	(1)
	$(1,204)	$(1,180)

The accompanying notes are an integral part of these financial statements.

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

Stock-Based Compensation - Praxair accounts for incentive plans and stock options using the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Pro forma information required by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, requires Praxair to disclose pro forma net income and pro forma earnings per share amounts as if compensation expense was recognized. Pro forma net income and the related basic and diluted earnings per share amounts would be as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
NET INCOME:
As reported	$209	$175	$404	$339
Less: total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(6)	(7)	(12)	(14)
Pro forma net income	$203	$168	$392	$325
BASIC EARNINGS PER SHARE:
As reported	$0.65	$0.54	$1.25	$1.04
Pro forma	$0.63	$0.52	$1.21	$1.00
DILUTED EARNINGS PER SHARE:
As reported	$0.63	$0.53	$1.23	$1.02
Pro forma	$0.61	$0.51	$1.19	$0.98

These pro forma disclosures may not be representative of the effects for future years as options vest over several years and additional awards generally are made each year.

During the quarter and six months ended June 30, 2005, Praxair granted options for 63,000 and 3,988,400 shares (79,000 and 3,905,100 shares during the quarter and six months ended June 30, 2004), respectively, of common stock having option prices ranging from $44.25 to $47.89 per share ($36.58 to $37.26 per share in 2004) and a weighted average price of $44.31 ($36.59 in 2004), the closing market price of Praxair's common stock on the day of the grants. At June 30, 2005, there were 23,372,707 shares under option at prices ranging from $13.13 to $47.89 per share (weighted average of $29.62) of which options for 15,478,417 shares were exercisable at prices ranging from $13.13 to $36.58 per share (weighted average of $24.90). During the quarter and six months ended June 30, 2005, options for 915,915 and 2,129,084 shares (1,452,533 and 2,783,098 in 2004) of common stock were exercised.

2.  Recently Issued Accounting Standards

In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which provides guidance on how to account for the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 on postretirement health care plans. The act established a prescription drug benefit under Medicare, known as "Medicare Part D," and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In late January 2005, the Center for Medicare and Medicaid Services released the regulations for implementing the act. Based on these regulations, the Company believes the benefits provided to certain participants will be at least actuarially equivalent to Medicare Part D and, accordingly, the Company will be entitled to a subsidy. During the first quarter of 2005, the Company determined that the subsidy will be insignificant to its financial position and results of operations. Accordingly, the plan obligations will be remeasured incorporating the effects of the subsidy at calendar year-end as required by SFAS No. 106.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." This statement, among other things, requires companies to expense the value of employee stock options and similar awards and becomes effective for interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested share-based payment awards at the company's adoption date. In April 2005, the Securities and Exchange Commission (SEC) issued a new rule that extends the compliance dates for SFAS No. 123(R). Registrants may adopt the provisions of SFAS No. 123(R) as of the beginning of the first annual period beginning after June 15, 2005. Praxair plans to adopt the provisions of this statement for its annual period beginning January 1, 2006.

In December 2004, the FASB issued two FSPs to address accounting issues resulting from the enactment of the American Jobs Creation Act of 2004 (Jobs Creation Act), which occurred on October 22, 2004. The first, FSP 109-1, "Application of FASB Statement No. 109, "Accounting for Income Taxes," to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004," was issued to address whether a deduction for qualified production activities income should be accounted for as a deduction under SFAS No. 109 or as a tax rate reduction. This FSP is not expected to have a material impact on the company's financial position or results of operations. The second, FSP 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004," addresses whether an enterprise should be allowed additional time beyond the 2004 financial reporting period to evaluate the impact of the Jobs Creation Act and plans for unremitted foreign earnings repatriation. The FSP provides an entity with additional time to evaluate the effect of the Jobs Creation Act, which is an exception to the provisions of SFAS No. 109 that require an entity to adjust its deferred tax assets and liabilities for the effects of a change in tax laws or rates in the period that includes the enactment date. See Note 10 where the Company addresses the impact of the Jobs Creation Act.

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, "Accounting for Conditional Asset Retirement Obligations," which provides guidance on when a company has sufficient information to reasonably estimate an asset-retirement obligation's fair value. Currently, certain of the Company's on-site supply arrangements have termination provisions that contain asset removal obligations. Given the infrequency of asset removals due to customer contract renewals, the long-term nature of the asset lives, and the wide range of potential outcomes, it is generally not possible at the time an asset is placed in service to reasonably estimate an obligation's fair value. Praxair currently records its asset retirement obligations when sufficient information becomes available to reasonably estimate the obligation's fair value, which is generally the point at which a contract termination, or another definitive event, occurs. Historically, the cost of removal obligations has been immaterial and is generally recoverable. Praxair is required to adopt FIN 47 by calendar year-end 2005. Praxair is in the process of evaluating the interpretation; however, it believes that the interpretation will not impact the manner in which it presently accounts for asset retirement obligations.

3.  Inventories

The following is a summary of Praxair's consolidated inventories:

	June 30,	December 31,
(Millions of dollars)	2005	2004

Raw materials and supplies	$89	$87
Work in process	49	37
Finished goods	213	204
	$351	$328

4.  Debt

The following is a summary of Praxair's outstanding debt at June 30, 2005 and December 31, 2004:

	June 30,	December 31,
(Millions of dollars)	2005	2004

SHORT-TERM
Commercial paper and U.S. borrowings	$311	$296
Canadian borrowings	88	83
South American borrowings	34	39
Asian borrowings	48	29
Other international borrowings	9	7
Total short-term debt	490	454

LONG-TERM
U.S. borrowings
6.85% Notes due 2005	-	150
6.90% Notes due 2006	250	250
4.75% Notes due 2007 (a)	249	249
6.625% Notes due 2007	250	250
6.50% Notes due 2008	250	250
2.75% Notes due 2008 (a)	299	299
6.375% Notes due 2012 (a, b)	532	534
3.95% Notes due 2013 (a)	349	349
Other	12	23

European borrowings (c)	547	613
South American borrowings	37	48
Asian borrowings	47	39
Other international borrowings	2	5
Obligations under capital leases	13	12
	2,837	3,071
Less: current portion of long-term debt	(27)	(195)
Total long-term debt	2,810	2,876
Total debt	$3,327	$3,525

(a)	Amounts are net of unamortized discounts.
(b)	June 30, 2005 and December 31, 2004 include a $33 million and $35 million fair value increase, respectively, related to SFAS 133 hedge accounting. See Note 15 on page 55 of the 2004 Annual Report.
(c)
European borrowings (€450 million) are classified as long-term because of the Company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of this agreement.

5.	Financial Instruments

The following table is a summary of the notional amount of currency derivatives outstanding at June 30, 2005 and December 31, 2004:

		June 30,	December 31,
(Millions of dollars)	Maturity	2005	2004

CURRENCY CONTRACTS
Balance sheet items	less than 1 Year	$638	$679
Forecasted transactions	1 to 2 years	23	-
		$661	$679

Praxair enters into currency exchange forward contracts to manage its exposure to fluctuations in foreign currency exchange rates. Hedges of balance sheet items are related to recorded balance sheet exposures, including intercompany transactions. Hedges of forecasted transactions are for the purchase of equipment related to in-progress construction projects and have been designated as hedges for accounting purposes. The impact of the hedges of forecasted transactions will not be significant. Additionally, there is $9 million notional value of currency exchange contracts that effectively offset each other at June 30, 2005 ($7 million at December 31, 2004).

At June 30, 2005, the fair value of all derivative instruments has been recorded in the condensed consolidated balance sheet as $1 million in current assets and $15 million in current liabilities ($11 million in current assets at December 31, 2004). There were no interest-rate derivatives outstanding at June 30, 2005 or December 31, 2004.

6. Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
NUMERATOR (MILLIONS OF DOLLARS)
Net income used in basic and diluted EPS	$209	$175	$404	$339

DENOMINATOR (THOUSANDS OF SHARES)
Weighted average shares outstanding	322,802	324,599	322,756	324,916
Shares earned and issuable under
compensation plans	1,096	1,187	1,102	1,174
Weighted average shares used in basic
earnings per share	323,898	325,786	323,858	326,090

Effect of dilutive securities
Convertible debt	163	224	181	211
Employee stock options	5,757	4,887	5,717	4,930
Weighted average shares
used in diluted earnings per share	329,818	330,897	329,756	331,231

BASIC EARNINGS PER COMMON SHARE	$0.65	$0.54	$1.25	$1.04
DILUTED EARNINGS PER COMMON SHARE	$0.63	$0.53	$1.23	$1.02

For the quarter ended June 30, 2005, stock options for 65,000 shares were excluded in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock. There was no exclusion for the quarter ended June 30, 2004. Stock options for 65,000 and 79,000 shares for the six months ended June 30, 2005 and 2004, respectively, were excluded in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

7. Goodwill and Other Intangible Assets

SFAS No. 142, "Goodwill and Other Intangible Assets," requires the Company to perform an assessment at least annually as to whether there is an indication that the carrying value of goodwill is impaired at the reporting unit level. The annual impairment tests for 2004 and 2005 were performed during the second quarter of each year and no impairments were indicated.

Changes in the carrying amount of goodwill for the six months ended June 30, 2005 were as follows:
	North	South			Surface
(Millions of dollars)	America	America	Europe	Asia	Technologies	Total

Balance, December 31, 2004	$974	$138	$331	$28	$80	$1,551

Acquisitions	1	-	3	-	-	4
Purchase adjustments(a)	(7)	-	3	-	-	(4)
Foreign currency translation	(1)	21	(37)	(1)	(5)	(23)
Other	-	-	-	(1)	-	(1)

Balance, June 30, 2005	$967	$159	$300	$26	$75	$1,527

(a) - Purchase adjustments in North America pertain primarily to the resolution of tax matters for previous years related to the 1996 CBI acquisition. Purchase adjustments in Europe relate to ongoing purchase accounting for the December 2004 Messer Germany acquisition. The adjustment to goodwill had no impact to the income statement.

Changes in the carrying amount of other intangibles for the six months ended June 30, 2005 were as follows:

	License/Use	Non-Compete	Patents &
	Agreements	Agreements	Other	Total
Balance, December 31, 2004	$70	$36	$17	$123
Additions	1	1	-	2
Foreign currency translation	(3)	(1)	-	(4)
Other	(3)	-	-	(3)
Intangible Assets, Gross	65	36	17	118
Less: Accumulated amortization	(18)	(16)	(5)	(39)
Balance, June 30, 2005	$47	$20	$12	$79

There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 12 years. Total estimated annual amortization expense is $14 million for 2005; $13 million, $12 million, $7 million and $6 million for the years ended December 31, 2006, 2007, 2008 and 2009, respectively; and $35 million thereafter.

8. Pension and OPEB

The components of net pension and postretirement benefits other than pensions (OPEB) costs for the quarters and six month periods ended June 30, 2005 and 2004 are shown below:

	Quarter Ended June 30,				Six Months Ended June 30,
	Pensions		OPEB		Pensions		OPEB
(Millions of dollars)	2005	2004	2005	2004	2005	2004	2005	2004

Service cost	$9	$8	$2	$2	$18	$16	$3	$4
Interest cost	22	21	4	4	44	42	8	8
Expected return on plan assets	(25)	(22)	-	-	(50)	(44)	-	-
Net amortization and deferral	5	2	(1)	(1)	10	4	(1)	(2)

Net periodic benefit cost	$11	$9	$5	$5	$22	$18	$10	$10

Praxair estimates that 2005 contributions to its pension plans will be in the range of $80 million to $85 million, including required contributions. As of June 30, 2005, $72 million of contributions have been made worldwide.

9. Legal Proceedings

In the normal course of business, Praxair is involved in legal proceedings and claims with both private and governmental parties (see Note 20 on page 61 of the 2004 Annual Report).

Among such matters are claims brought by welders alleging that exposure to manganese contained in welding fumes caused neurological injury. Praxair has never manufactured welding consumables. Such products were manufactured prior to 1985 by a predecessor company of Praxair. As of June 30, 2005, Praxair was a co-defendant with many other companies in 1,538 lawsuits alleging personal injury caused by manganese contained in welding fumes. The cases were pending in state and federal courts in Alabama, Arkansas, California, Georgia, Illinois, Louisiana, Mississippi, Missouri, Ohio, Tennessee, Texas, Utah and West Virginia. There were a total of 11,314 individual claimants in these cases. Six of the cases are proposed statewide class actions seeking medical monitoring on behalf of welders. None of the class actions have been certified. All of the cases filed in or removed to federal courts have been (or are in the process of being) transferred by the Judicial Panel for Multidistrict Litigation to the U.S. District Court for the Northern District of Ohio for coordinated pretrial proceedings. The plaintiffs seek unspecified compensatory and, in most instances, punitive damages. In the past, Praxair has either been dismissed from the cases with no payment or has settled a few cases for nominal amounts. Praxair believes that it has meritorious defenses to these cases and intends to defend itself vigorously.

While the outcome of litigation is uncertain, Praxair believes that the resolution of these cases will not have a material adverse effect on its consolidated financial position, results of operations or cash flows in any given year.

10. Income Taxes

The Company has initiated a global study of its capital structure, tax planning opportunities, tax accounting positions and dividend repatriation opportunities pursuant to the American Jobs Creation Act of 2004 (the "Jobs Creation Act") and pending income tax accounting proposals from the FASB. Based on analysis to date, it is possible that the Company may repatriate up to $1.1 billion pursuant to the Jobs Creation Act and revise certain tax planning strategies through changes in its global capital structure. The potential tax liability, including adjustments to tax reserves and valuation allowances, is estimated to be up to $90 million. The Company expects to complete its study during the third quarter of 2005 at which time impacts resulting from these actions will be recognized.

During the second quarter of 2005, the IRS completed its audit and issued its final assessment related to Praxair's Federal income tax returns for 2000 - 2002 tax years resulting in an immaterial adjustment. Also in the 2005 second quarter, the Company recorded a net $9 million discrete income tax benefit in Europe principally related to a tax legislation change.

11. Segments

Sales and operating profit by segment for the quarter and six month periods ended June 30, 2005 and 2004 were as follows (for a description of Praxair's operating segments, refer to Note 4 to the consolidated financial statements included on page 48 of Praxair's 2004 Annual Report to shareholders):

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollar amounts in millions)	2005	2004	2005	2004

SALES
North America	$1,153	$1,016	$2,268	$1,976
Europe	293	207	580	415
South America	274	211	519	411
Asia	137	121	259	230
Surface Technologies	124	111	242	222
Eliminations	(62)	(63)	(122)	(120)
	$1,919	$1,603	$3,746	$3,134

OPERATING PROFIT
North America	$161	$156	$327	$305
Europe	72	52	139	104
South America	51	39	94	71
Asia	24	19	46	36
Surface Technologies	14	8	25	18
	$322	$274	$631	$534

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results

The following table provides summary data for the quarters and six month periods ended June 30, 2005 and 2004:

	Quarter Ended June 30,			Six Months Ended June 30,
(Dollar amounts in millions)	2005	2004	Variance	2005	2004	Variance

Sales	$1,919	$1,603	+ 20%	$3,746	$3,134	+ 20%
Gross margin(a)	$752	$637	+ 18%	$1,470	$1,260	+ 17%
As a percent of sales	39.2%	39.7%		39.2%	40.2%
Selling, general and administrative	$247	$207	+ 19%	$492	$411	+ 20%
As a percent of sales	12.9%	12.9%		13.1%	13.1%
Depreciation and amortization	$163	$140	+ 16%	$325	$279	+ 16%
Other income (expenses) - net	$(1)	$3		$17	$2
Operating profit	$322	$274	+ 18%	$631	$534	+ 18%
Interest expense - net	$41	$39	+ 5%	$83	$76	+ 9%
Effective tax rate	22.8%	23.4%		24.3%	24.2%
Net income	$209	$175	+ 19%	$404	$339	+ 19%

                                (a) Gross margin excludes depreciation and amortization expense.

Sales increased $316 million, or 20%, for the second quarter and $612 million, or 20%, for the six months ended June 30, 2005 versus the respective 2004 periods. Strong worldwide volume growth, primarily in the global energy, industrial manufacturing and metals markets, increased sales by 6% for the quarter and year-to-date. Price increases of 3% for the quarter and year-to-date were predominantly realized in the North and South American marketplaces. Acquisitions contributed 6% to sales growth for the quarter and 7% year-to-date due to the Messer Germany and Home Care Supply acquisitions made in 2004. Favorable currency movements in South America, Europe and Canada generated 5% of sales growth for the quarter and 4% year-to-date.

Gross margin in 2005 improved $115 million, or 18%, for the second quarter and $210 million, or 17%, for the six months ended June 30, 2005 versus the respective 2004 periods. The 50 basis point reduction in gross margin percentage to 39.2% for the second quarter was due primarily to the increase in hydrogen revenues related to added manufacturing capacity on the U.S. Gulf Coast which operate at lower gross margins relative to other industrial gas business, strong lower gross margin hard good sales in North America, and price reductions in the U.S. Healthcare business due to the Medicare Act of 2003. General inflation pressures were partially mitigated by pricing, manufacturing and distribution efficiency programs utilizing six sigma and other cost saving techniques. Gross margin as a percent of sales on a year-to-date 2005 basis was consistent with the 2005 second quarter at 39.2%.

Selling, general and administrative expenses for the second quarter were $247 million, or 12.9% of sales, versus $207 million, or 12.9% of sales, for the respective 2004 period. SG&A expenses for the six month period were $492 million, or 13.1% of sales, versus $411 million, or 13.1% of sales for the respective 2004 period. The $40 million and $81 million increases for the quarter and year-to-date, respectively, were principally due to acquisitions and currency effects. General inflationary pressures continued to be partly offset by efficiency programs throughout the world.

Depreciation and amortization expense increased $23 million, or 16%, for the second quarter and $46 million, or 16%, for the six months ended June 30, 2005 versus the respective 2004 periods. The increases were principally due to acquisitions and currency effects.

Other income (expenses) - net in the 2005 second quarter reported an expense of $1 million which includes an $8 million charge related to a fire at the St. Louis distribution facility. On a year-to-date basis, 2005 other income is $17 million versus $2 million in 2004. The quarter and year-to-date increase in other income is primarily due to higher partnership income and lower restructuring charges versus 2004 levels. Included in the 2005 year-to-date other income is a benefit of $11 million recorded in the first quarter of 2005 associated with a $20 million favorable settlement of a customer obligation, net of a $9 million charge for various legal matters and insurance accruals, and an $8 million charge in the second quarter associated with a fire at the St. Louis distribution facility.

Operating profit increased $48 million, or 18%, for the second quarter and $97 million, or 18%, for the six months ended June 30, 2005 versus 2004. Strong sales volumes, the continued impact of productivity initiatives and the contribution from acquisitions were primarily responsible for the operating profit growth. Currency contributed 7% and 5% to operating profit growth for the quarter and year-to-date, respectively.

Interest expense - net increased $2 million, or 5%, for the second quarter and increased $7 million, or 9%, for the six months ended June 30, 2005 as a result of the increase in debt levels compared with the corresponding periods in the prior year. The increases in interest expense is principally due to financing for the Messer Germany and Home Care Supply acquisitions made in 2004.

The effective income tax rate was 22.8% for the quarter and 24.3% for the six month period versus 23.4% and 24.2%, respectively, in 2004. The 2005 second quarter and year-to-date periods included a net $9 million discrete income tax benefit in Europe principally related to a tax legislation change and the 2004 periods include a $3 million benefit resulting from the resolution of various tax matters from prior years. Excluding these benefits, the effective tax rate was 26% in 2005 and 25% in 2004.

Minority interest expense increased $4 million for the 2005 second quarter principally related to the minority interest share of the aforementioned tax benefit in Europe.

Net income increased $34 million, or 19%, for the second quarter and $65 million, or 19%, for the six months ended June 30, 2005 versus the respective 2004 periods. The year-to-date increase was principally due to the improved operating profit.

The number of employees at June 30, 2005 was 27,134, reflecting an increase of 114 employees from December 31, 2004.

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows (for a description of Praxair's operating segments, refer to Note 4 to the consolidated financial statements included on page 48 of Praxair's 2004 Annual Report to shareholders):

	Quarter Ended June 30,			Six Months Ended June 30,
(Dollar amounts in millions)	2005	2004	Variance	2005	2004	Variance

SALES
North America	$1,153	$1,016	+ 13%	$2,268	$1,976	+ 15%
Europe	293	207	+ 42%	580	415	+ 40%
South America	274	211	+ 30%	519	411	+ 26%
Asia	137	121	+ 13%	259	230	+ 13%
Surface Technologies	124	111	+ 12%	242	222	+ 9%
Eliminations	(62)	(63)		(122)	(120)
	$1,919	$1,603	+ 20%	$3,746	$3,134	+ 20%

OPERATING PROFIT
North America	$161	$156	+ 3%	$327	$305	+ 7%
Europe	72	52	+ 38%	139	104	+ 34%
South America	51	39	+ 31%	94	71	+ 32%
Asia	24	19	+ 26%	46	36	+ 28%
Surface Technologies	14	8	+ 75%	25	18	+ 39%
	$322	$274	+ 18%	$631	$534	+ 18%

North America

Sales increased $137 million, or 13%, for the second quarter and $292 million, or 15%, for the six months ended June 30, 2005 versus the respective 2004 periods. Second quarter growth was driven principally by higher sales in the energy (including hydrogen for refining and products and services for oil and gas production) and manufacturing markets. Second quarter volumes remained strong in the U.S. packaged gases, Mexico, and Canada, which underpinned volume growth of 5% for the quarter. Year-to-date volumes increased 6% versus 2004 due to first quarter volume growth in on-site and merchant volumes, which sequentially declined into the second quarter. Second quarter on-site volumes were relatively unchanged from 2004 levels due to refinery customer outages and lower oxygen pipeline volumes to metals customers, and the U.S. merchant business increased slightly versus the prior year quarter. Acquisition activity contributed 3% to sales growth for the quarter and 4% year-to-date. Realized price increases were 3% for the quarter and year-to-date. The increase in raw material costs tied to natural gas prices, which Praxair is contractually entitled to pass on to on-site hydrogen customers, increased sales by 1% for the second quarter and year-to-date with minimal impact on operating profit.

Operating profit increased $5 million, or 3%, for the second quarter and $22 million, or 7%, for the six months ended June 30, 2005 versus the respective 2004 periods. The second quarter included a charge of $8 million associated with a fire at the St. Louis distribution facility. Excluding this impact, second quarter underlying operating profit increased $13 million or 8% versus 2004. Second quarter and year-to-date operating profit growth was principally driven from increased sales volume in U.S. packaged gases and hydrogen in our U.S. Gulf Coast region. Inflationary pressures continued to be offset by pricing and internal manufacturing and distribution efficiency programs for the quarter and year-to-date period.

Europe

Sales increased $86 million, or 42%, for the second quarter and $165 million, or 40%, for the six months ended June 30, 2005 versus the respective 2004 periods. The December 2004 Messer Germany acquisition contributed 31% to sales growth for the second quarter and year-to-date periods. Currency contributed 6% to sales growth for the quarter and year-to-date. Sales volumes in Italy remained stagnant due to continued weak demand from the automotive and construction sectors. In Spain, higher merchant, packaged and specialty gas sales to the healthcare and metal fabrication markets offset Italy's sales volume weakness.

Operating profit increased $20 million, or 38%, for the second quarter and $35 million, or 34%, for the six months ended June 30, 2005 versus the respective 2004 periods. The contributions of the Messer Germany acquisition and the favorable impact of currency movements principally drove operating profit growth. Inflationary pressures continued to be largely offset by internal manufacturing and distribution efficiency programs for the quarter and year-to-date periods.

South America

Sales increased $63 million, or 30%, for the second quarter and $108 million, or 26%, for the six months ended June 30, 2005 versus the respective 2004 periods. Underlying sales growth was driven by higher sales volumes of 2% and 5% and pricing of 9% and 8% for the quarter and year-to-date, respectively. Volume growth continues to be driven by strong sales growth in the metals and manufacturing marketplaces. Currency contributed 19% towards sales growth for the quarter and 13% year-to-date.

Operating profit increased $12 million, or 31%, for the second quarter and $23 million, or 32%, for the six months ended June 30, 2005 versus the respective 2004 periods. The growth in operating profit for the quarter and year-to-date is primarily attributable to higher sales volume. Higher pricing and productivity programs outpaced underlying inflation pressures, favorably impacting operating profit for both the quarter and year-to-date periods.

Asia

Sales increased $16 million, or 13%, for the second quarter and $29 million, or 13%, for the six months ended June 30, 2005 versus the respective 2004 periods. Continued strong volume growth, primarily in the metals, electronics, food, and manufacturing markets, increased sales by 11% for the quarter and 9% year-to-date. Underpinning the growth to these markets was solid growth in the on-site and liquid product lines primarily in China, Korea and Thailand. Favorable currency movements improved sales by 4% for the quarter and year-to-date periods.

Operating profit increased $5 million, or 26%, for the second quarter and $10 million, or 28%, for the six months ended June 30, 2005 versus the respective 2004 periods. The improvement in operating profit is primarily a result of strong sales volumes, cost efficiency improvements in the supply system, and lower equipment sales to the Caojing joint venture, which have a lower margin than gases sales. Overall pricing is marginally down due to an increasing mix of on-site business, which operates at a lower average price but higher operating margin levels.

Surface Technologies

Sales increased $13 million, or 12%, for the second quarter and $20 million, or 9%, for the six months ended June 30, 2005 versus the respective 2004 periods. Higher volumes of industrial coatings for power turbines and oil field service components and improved sales of coatings for OEM aircraft engine parts strongly contributed to volume growth of 5% for the quarter and 4% year-to-date. Favorable currency movements, primarily in Europe, increased sales by 5% for the quarter and 4% year-to-date.

Operating profit increased $6 million, or 75%, for the second quarter and $7 million, or 39%, for the six months ended June 30, 2005 versus the respective 2004 periods. The increase was principally driven by higher sales volumes and the favorable benefits of ongoing cost reduction actions.

Currency

Praxair's results of foreign operations are generally translated to the Company's reporting currency, the U.S. dollar, from the functional currencies used in the countries in which the Company operates. In general, Praxair uses the local currency as its operation's functional currency with the exception of hyperinflationary countries where the U.S. dollar is used as the functional currency. There is inherent variability and unpredictability in the relationship of these functional currencies to the U.S. dollar and such currency movements may materially impact Praxair's results of operations in any given period.

To help understand the reported results, the following is a summary of the significant currencies underlying Praxair's consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percent of
	YTD 2005	Income Statement		Balance Sheet
	Consolidated	Average Year-to-date		June 30,	December 31,
Currency	Sales (a)	2005	2004	2005	2004
European euro	18%	0.77	0.81	0.83	0.73
Brazilian real	12%	2.57	2.97	2.35	2.65
Canadian dollar	9%	1.23	1.34	1.23	1.21
Mexican peso	4%	11.13	11.21	10.85	11.13
Venezuelan bolivar	<1%	2,065	1,847	2,150	1,920
Argentinean peso	1%	2.91	2.91	2.89	2.98

(a)	Certain Surface Technologies segment sales are included in European and Brazilian sales.

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Six Months Ended June 30,
	2005	2004
NET CASH PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
Net income	$404	$339
Depreciation and amortization	325	279
Working capital	(110)	(147)
Other - net	60	(38)
Net cash provided by operating activities	$679	$433

INVESTING ACTIVITIES
Capital expenditures	$(363)	$(264)
Acquisitions	(5)	(248)
Divestitures and asset sales	13	17
Net cash used for investing activities	$(355)	$(495)

FINANCING ACTIVITIES
Debt (reductions) increases - net	$(131)	$215
Issuances of common stock	126	114
Purchases of common stock	(192)	(192)
Cash dividends	(116)	(97)
Minority transactions and other	(7)	(4)
Net cash provided by (used for) financing activities	$(320)	$36

Cash Flow from Operations

Cash provided by operations of $679 million for the six months ended June 30, 2005 increased $246 million, or 57%, versus 2004. The growth is principally a result of strong cash flow generated from higher sales and net income and an improvement in working capital related to increased accounts payable and improved day's sales outstanding on accounts receivables.

Investing

Net cash used for investing of $355 million for the six months ended June 30, 2005 decreased $140 million, or 28%, versus the respective 2004 period due primarily to a decrease in acquisition activity in North America.

Financing

At June 30, 2005, Praxair's total debt outstanding was $3,327 million, $198 million lower than $3,525 million at December 31, 2004. This decrease resulted from net cash repayments of $131 million and currency and other changes of $67 million. Cash used for financing activities of $320 million for the six months ended June 30, 2005 increased $356 million versus the respective 2004 period. The increase in funds used was principally due to the net debt reduction of $131 million in 2005 compared to a net debt increase of $215 million in the prior year. An increase in cash dividends of $19 million for the six months ended June 30, 2005 was partially offset by a an increase of $12 million in proceeds from the issuance of common stock. For the six months ended June 30, 2005, cash dividends were $0.36 per share compared to $0.30 per share for the respective 2004 period, an increase of 20%.

Legal Proceedings

See Note 9 to the Condensed Consolidated Financial Statements for a description of current legal proceedings.

Other Financial Data

Definitions of the following non-GAAP measures may not be comparable to similar definitions used by other companies. Praxair believes that its debt-to-capital ratio is appropriate for measuring its financial leverage. The Company believes that its after-tax return on invested capital ratio is an appropriate measure for judging performance as it reflects the approximate after-tax profit earned as a percentage of investments by all parties in the business (debt, minority interests and shareholders' equity).

(Dollar amounts in millions)	June 30,	December 31,
	2005	2004
TOTAL CAPITAL
Debt	$3,327	$3,525
Minority interests	225	225
Shareholders' equity	3,821	3,608
	$7,373	$7,358

DEBT-TO-CAPITAL RATIO	45.1%	47.9%

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

AFTER-TAX RETURN ON CAPITAL (ROC)
Operating profit	$322	$274	$631	$534
Less: reported taxes	(64)	(55)	(133)	(111)
Less: tax benefit on interest expense(a)	(11)	(10)	(22)	(19)
Add: equity income	5	4	9	7
Net operating profit after-tax (NOPAT)	$252	$213	$485	$411

Beginning capital	$7,321	$6,177	$7,358	$6,099
Ending capital	$7,373	$6,405	$7,373	$6,405
Average capital	$7,347	$6,291	$7,366	$6,252

ROC %	3.4%	3.4%	6.6%	6.6%

ROC % (annualized)	13.7%	13.5%	13.2%	13.1%

       (a) Tax benefit on interest expense is based on Praxair's effective tax rates of 26% for 2005 and 25% for 2004.

New Accounting Standards

See Note 2 to the Condensed Consolidated Financial Statements for information concerning new accounting standards.

Outlook

For the third quarter of 2005, diluted earnings per share are expected to be in the range of $0.61 to $0.64.

For the full year of 2005, Praxair expects sales growth of 14% to 16% and operating profit growth in the range of 15% to 18%. Diluted earnings per share are expected to be in the range of $2.44 to $2.50. On a worldwide basis, capital expenditures for the full year of 2005 are expected to be in the area of $800 million.

During the third quarter of 2005, the Company expects to finalize its analysis of the applicability of the repatriation provisions of the Jobs Creation Act. Pursuant to the Jobs Creation Act, Praxair may repatriate up to $1.1 billion with an estimated tax liability for the repatriation and adjustments to tax reserves and valuation allowances of up to $90 million, which is not included in the aforementioned earnings guidance. As permitted by recent SEC guidance, the Company does not plan to begin expensing stock options until January 1, 2006.

Praxair provides quarterly updates on operating results, material trends that may affect financial performance, and financial earnings guidance via quarterly earnings releases and investor teleconferences. In addition, Praxair issues press releases whenever significant events occur, which may affect financial performance. These updates are available on its website: www.praxair.com.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to the "Market Risks and Sensitivity Analyses" discussion on page 41 in the Management's Discussion and Analysis section of Praxair's 2004 Annual Report.

Item 4. Controls and Procedures

(a)
Based on an evaluation of the effectiveness of Praxair's disclosure controls and procedures (the "Evaluation"), which evaluation was made under the supervision and with the participation of management, including Praxair's principal executive officer and principal financial officer, the principal executive officer and principal financial officer have each concluded that, as of the end of the quarterly period covered by this report, such disclosure controls and procedures are effective in ensuring that information required to be disclosed by Praxair in reports that it files under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)
Effective in June of 2005, Praxair implemented a new payroll system (Ultipro) for a significant portion of its U.S. based businesses. As a result, certain changes were made to the Company's internal control over financial reporting, which management believes strengthens such controls. There were no other changes in Praxair's internal control over financial reporting that occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, Praxair's internal control over financial reporting.

PART II - OTHER INFORMATION

Praxair, Inc. and Subsidiaries

Item 1. Legal Proceedings

See Note 9 to the Condensed Consolidated Financial Statements for a description of current legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities - Certain information regarding purchases made by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended June 30, 2005 is provided below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Program(2)
	(Thousands)		(Thousands)
April 2005	1,236	$48.35	1,236	N/A
May 2005	923	$46.19	923	N/A
June 2005	-	N/A	-	N/A
Second Quarter 2005	2,159	$47.43	2,159	N/A

(1)
On January 20, 1997, the Company's Board of Directors approved a share repurchase program which authorized the Company to repurchase shares of its common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the Company in order to offset some or all of such shares issued pursuant to the Company's employee benefit plans and its Dividend Reinvestment and Stock Purchase Plan. The Company announced this program on January 21, 1997. The program has no expiration date.

(2)	The Board-approved program does not contain any quantitative limit on the total number of shares, or dollar value, that may be purchased.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Praxair, Inc. was held on April 26, 2005. The results of the matters submitted to a vote of security holders are filed within the Company's Current Report on Form 8-K dated April 29, 2005 and incorporated herein by reference.

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits:

10.04a	Form of Option Award under the 2005 Equity Compensation Plan for Non-employee Directors of Praxair, Inc.

12.01	Computation of Ratio of Earnings to Fixed Charges

31.01	Rule 13a-14(a) Certification

31.02	Rule 13a-14(a) Certification

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

PRAXAIR, INC.

(Registrant)

Date: July 27, 2005	By: /s/ Patrick M. Clark

Patrick M. Clark
Vice President and Controller
(On behalf of the Registrant
and as Chief Accounting Officer)