Form 10-Q
period 2005-09-30
PRAXAIR INC
filed 2005-10-26
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

At September 30, 2005, 322,303,783 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PART I - FINANCIAL INFORMATION

Praxair, Inc. and Subsidiaries

Item 1. Financial Statements

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended September 30,
	2005	2004

SALES	$1,890	$1,674
Cost of sales, exclusive of
depreciation and amortization	1,144	1,019
Selling, general and administrative	243	218
Depreciation and amortization	165	145
Research and development	19	19
Other income (expense) - net	(2)	7
OPERATING PROFIT	317	280
Interest expense - net	40	39
INCOME BEFORE INCOME TAXES	277	241
Income taxes	163	61
	114	180
Minority interests	(8)	(6)
Income from equity investments	2	3
NET INCOME	$108	$177

PER SHARE DATA:

Basic earnings per share	$0.33	$0.54

Diluted earnings per share	$0.33	$0.53

Cash dividends per share	$0.18	$0.15

WEIGHTED AVERAGE SHARES OUTSTANDING (000's):
Basic shares outstanding	324,137	326,447
Diluted shares outstanding	329,993	331,919

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004

SALES	$5,636	$4,808
Cost of sales, exclusive of
depreciation and amortization	3,420	2,893
Selling, general and administrative	735	629
Depreciation and amortization	490	424
Research and development	58	57
Other income - net	15	9
OPERATING PROFIT	948	814
Interest expense - net	123	115
INCOME BEFORE INCOME TAXES	825	699
Income taxes	296	172
	529	527
Minority interests	(28)	(21)
Income from equity investments	11	10
NET INCOME	$512	$516

PER SHARE DATA:

Basic earnings per share	$1.58	$1.58

Diluted earnings per share	$1.55	$1.56

Cash dividends per share	$0.54	$0.45

WEIGHTED AVERAGE SHARES OUTSTANDING (000's):
Basic shares outstanding	323,951	326,209
Diluted shares outstanding	329,853	331,494

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	September 30,	December 31,
	2005	2004

ASSETS

Cash and cash equivalents	$19	$25
Accounts receivable - net	1,334	1,231
Inventories	369	328
Prepaid and other current assets	161	160
TOTAL CURRENT ASSETS	1,883	1,744

Property, plant and equipment, net of accumulated depreciation of $6,500 at September 30, 2005 and $6,088 at December 31, 2004	6,062	5,946
Goodwill	1,542	1,551
Other intangible assets	78	88
Other assets	617	549
TOTAL ASSETS	$10,182	$9,878

LIABILITIES AND EQUITY

Accounts payable	$530	$502
Short-term debt	435	454
Current portion of long-term debt	22	195
Other current liabilities	854	724
TOTAL CURRENT LIABILITIES	1,841	1,875

Long-term debt	2,815	2,876
Other long-term obligations	1,428	1,294
TOTAL LIABILITIES	6,084	6,045

Commitments and contingencies (Note 9)

Minority interests	225	225
Shareholders' equity	3,873	3,608
TOTAL LIABILITIES AND EQUITY	$10,182	$9,878

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
OPERATIONS
Net income	$512	$516
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	490	424
Deferred income taxes	125	47
Other non-cash charges	(1)	3
Working capital	(1)	(102)
Long-term assets, liabilities and other	(26)	(73)
Net cash provided by operating activities	1,099	815

INVESTING
Capital expenditures	(598)	(425)
Acquisitions	(8)	(253)
Divestitures and asset sales	25	40
Net cash used for investing activities	(581)	(638)

FINANCING
Short-term borrowings - net	(29)	(111)
Long-term borrowings	35	313
Long-term debt repayments	(198)	(134)
Minority interest transactions and other	(18)	(12)
Issuance of common stock	192	154
Purchases of common stock	(332)	(270)
Cash dividends	(174)	(146)
Net cash used for financing activities	(524)	(206)

Effect of exchange rate changes on cash and
cash equivalents	-	1
Change in cash and cash equivalents	(6)	(28)
Cash and cash equivalents, beginning-of-period	25	50
Cash and cash equivalents, end-of-period	$19	$22

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollar amounts in millions, except share data, shares in thousands)
(UNAUDITED)
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Retained	Comprehensive
Activity	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income (Loss)(b)	Total

Balance, January 1, 2005	359,791	$4	$2,314	36,170	$(1,059)	$3,529	$(1,180)	$3,608

Net income						512		512

Translation adjustments							45	45

Minimum pension liability,
net of $1 million of taxes							(2)	(2)

Comprehensive income(a)								555

Dividends on common stock ($0.54 per share)						(174)		(174)

Issuances of common stock:
For the dividend reinvestment
and stock purchase plan	69		3					3

For employee savings and
incentive plans	3,154		134	(2,602)	81			215

Purchases of common stock				7,142	(334)			(334)

Balance, September 30, 2005	363,014	$4	$2,451	40,710	$(1,312)	$3,867	$(1,137)	$3,873

(a) The components of comprehensive income are as follows:
	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income	$108	$177	$512	$516
Translation adjustments	67	83	45	13
Minimum pension liability	-	-	(2)	(7)
	$175	$260	$555	$522

(b) The components of accumulated other comprehensive income (loss) are as follows:

	September 30, 2005	December 31, 2004

Accumulated translation adjustments	$(977)	$(1,022)
Accumulated minimum pension liability	(159)	(157)
Accumulated derivatives	(1)	(1)
	$(1,137)	$(1,180)

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
NET INCOME:
As reported	$108	$177	$512	$516
Less: total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(6)	(7)	(19)	(21)
Pro forma net income	$102	$170	$493	$495
BASIC EARNINGS PER SHARE:
As reported	$0.33	$0.54	$1.58	$1.58
Pro forma	$0.31	$0.52	$1.52	$1.52
DILUTED EARNINGS PER SHARE:
As reported	$0.33	$0.53	$1.55	$1.56
Pro forma	$0.31	$0.51	$1.49	$1.49

These pro forma disclosures may not be representative of the effects for future years as options vest over several years and additional awards generally are made each year.

Praxair granted no options for shares during the quarters ended September 30, 2005 and 2004. During the nine months ended September 30, 2005, Praxair granted options for 3,988,400 shares (3,905,100 shares during the nine months ended September 30, 2004) of common stock having option prices ranging from $44.25 to $47.89 per share ($36.58 to $37.26 per share in 2004) and a weighted average price of $44.31 ($36.59 in 2004), the closing market price of Praxair's common stock on the day of the grants. At September 30, 2005, there were 22,315,181 shares under option at prices ranging from $13.13 to $47.89 per share (weighted average of $29.83) of which options for 14,497,227 shares were exercisable at prices ranging from $13.13 to $36.58 per share (weighted average of $24.96). During the quarter and nine months ended September 30, 2005, options for 984,022 and 3,113,106 shares (981,104 and 3,764,202 in 2004) of common stock were exercised.

2. Recently Issued Accounting Standards

In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," which provides guidance on how to account for the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 on postretirement health care plans. The act established a prescription drug benefit under Medicare, known as "Medicare Part D," and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In late January 2005, the Center for Medicare and Medicaid Services (CMS) released the regulations for implementing the act. Based on these regulations and subsequent guidance provided by CMS, the Company believes that the benefits provided to certain participants will be at least actuarially equivalent to Medicare Part D and, accordingly, the Company will be entitled to a subsidy. See Note 8 where the Company addresses the impact of the subsidy.

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

3. Inventories

The following is a summary of Praxair's consolidated inventories:

	September 30,	December 31,
(Millions of dollars)	2005	2004

Raw materials and supplies	$89	$87
Work in process	63	37
Finished goods	217	204
	$369	$328

4. Debt

The following is a summary of Praxair's outstanding debt at September 30, 2005 and December 31, 2004:

	September 30,	December 31,
(Millions of dollars)	2005	2004

SHORT-TERM
Commercial paper and U.S. borrowings	$198	$296
Canadian borrowings	87	83
South American borrowings	33	39
Asian borrowings	98	29
Other international borrowings	19	7
Total short-term debt	435	454

LONG-TERM
U.S. borrowings
6.85% Notes due 2005	-	150
6.90% Notes due 2006	250	250
4.75% Notes due 2007 (a)	249	249
6.625% Notes due 2007	250	250
6.50% Notes due 2008	250	250
2.75% Notes due 2008 (a)	299	299
6.375% Notes due 2012 (a, b)	531	534
3.95% Notes due 2013 (a)	349	349
Other	11	23

European borrowings (c)	541	613
South American borrowings	50	48
Asian borrowings	42	39
Other international borrowings	2	5
Obligations under capital leases	13	12
	2,837	3,071
Less: current portion of long-term debt	(22)	(195)
Total long-term debt	2,815	2,876
Total debt	$3,272	$3,525

(a)	Amounts are net of unamortized discounts.
(b)
September 30, 2005 and December 31, 2004 include a $32 million and $35 million fair value increase, respectively, related to SFAS 133 hedge accounting. See Note 15 on page 55 of the 2004 Annual Report.

(c)
European borrowings (€450 million) are classified as long-term because of the Company's intent to refinance this debt on a long-term basis and the availability of such financing under the terms of this agreement.

5.	Financial Instruments

The following table is a summary of the notional amount of currency derivatives outstanding at September 30, 2005 and December 31, 2004 (all maturities within one year):

	September 30,	December 31,
	2005	2004
(Millions of dollars)

CURRENCY CONTRACTS
Balance sheet items	$732	$679
Forecasted transactions	18	-
Anticipated net income	47	-
	$797	$679

Praxair enters into currency exchange forward contracts to manage its exposure to fluctuations in foreign currency exchange rates. Hedges of balance sheet items are related to recorded balance sheet exposures, including intercompany transactions. Hedges of forecasted transactions are for the purchase of equipment related to in-progress construction projects and have been designated as hedges for accounting purposes. The impact of the hedges of forecasted transactions will not be significant. The net income hedges outstanding at September 30, 2005 were related to anticipated net income in South America (none at December 31, 2004). Additionally, there were no currency exchange contracts that effectively offset each other at September 30, 2005 ($7 million at December 31, 2004).

At September 30, 2005, the fair value of all derivative instruments has been recorded in the condensed consolidated balance sheet as $14 million in current liabilities ($11 million in current assets at December 31, 2004). There were no interest-rate derivatives outstanding at September 30, 2005 or December 31, 2004.

6. Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
NUMERATOR (Millions of dollars)
Net income used in basic and diluted EPS	$108	$177	$512	$516

DENOMINATOR (Thousands of shares)
Weighted average shares outstanding	323,027	325,252	322,846	325,028
Shares earned and issuable under
compensation plans	1,110	1,195	1,105	1,181
Weighted average shares used in basic
earnings per share	324,137	326,447	323,951	326,209

Effect of dilutive securities
Convertible debt	114	198	158	205
Employee stock options	5,742	5,274	5,744	5,080
Weighted average shares
used in diluted earnings per share	329,993	331,919	329,853	331,494

BASIC EARNINGS PER COMMON SHARE	$0.33	$0.54	$1.58	$1.58
DILUTED EARNINGS PER COMMON SHARE	$0.33	$0.53	$1.55	$1.56

There were no stock options for shares excluded in the computation of diluted earnings per share for the quarters ended September 30, 2005 and 2004 because the exercise prices were greater than the average market price of the common stock. Stock options for 65,000 shares for the nine months ended September 30, 2005, were excluded in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock. There were no stock options excluded in the computation for the nine months ended September 30, 2004.

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

Changes in the carrying amount of goodwill for the nine months ended September 30, 2005 were as follows:

	North	South			Surface
(Millions of dollars)	America	America	Europe	Asia	Technologies	Total

Balance, December 31, 2004	$974	$138	$331	$28	$80	$1,551

Acquisitions	5	-	2	-	-	7
Purchase adjustments(a)	(7)	-	1	-	-	(6)
Foreign currency translation	4	32	(39)	(1)	(5)	(9)
Other	-	-	-	(1)	-	(1)

Balance, September 30, 2005	$976	$170	$295	$26	$75	$1,542

(a) Purchase adjustments in North America pertain primarily to the resolution of prior year tax matters. Purchase adjustments in Europe relate to the December 2004 Messer Germany acquisition. The adjustments to goodwill had no impact on the income statement.

Changes in the carrying amount of other intangibles for the nine months ended September 30, 2005 were as follows:

	License/Use	Non-compete	Patents &
Intangible Assets, Gross	Agreements	Agreements	Other	Total
Balance December 31, 2004	$70	$36	$17	$123
Additions	1	3	-	4
Foreign currency translation	(3)	(1)	-	(4)
Other	(3)	-	-	(3)
Balance, September 31, 2005	$65	$38	$17	$120
Intangible Assets, Accumulated Amortization
Balance December 31, 2004	$(18)	$(13)	$(4)	$(35)
Amortization expense	(5)	(5)	(1)	(11)
Foreign currency translation	1	-	-	1
Other	3	-	-	3
Balance, September 30, 2005	$(19)	$(18)	$(5)	$(42)
Intangible Assets, Net	$46	$20	$12	$78

There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 12 years. Total estimated annual amortization expense is $3 million for the remainder of 2005; $14 million, $13 million, $7 million and $7 million for the years ended December 31, 2006, 2007, 2008 and 2009, respectively; and $34 million thereafter.

8. Pension and OPEB

The components of net pension and postretirement benefits other than pensions (OPEB) costs for the quarters and nine-month periods ended September 30, 2005 and 2004 are shown below:

	Quarter Ended September 30,				Nine Months Ended September 30,
	Pensions		OPEB		Pensions		OPEB
(Millions of dollars)	2005	2004	2005	2004	2005	2004	2005	2004

Service cost	$8	$9	$1	$-	$26	$25	$4	$4
Interest cost	22	21	4	4	66	63	12	12
Expected return on plan assets	(25)	(23)	-	-	(75)	(67)	-	-
Net amortization and deferral	5	3	-	-	15	7	(1)	(2)
Net periodic benefit cost	$10	$10	$5	$4	$32	$28	$15	$14

Praxair estimates that 2005 contributions to its pension plans will be in the range of $80 million to $85 million, including required contributions. As of September 30, 2005, $78 million of contributions have been made worldwide.

Praxair previously determined that it will be entitled to a subsidy under the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Based on analysis of additional guidance recently issued by the Center for Medicare and Medicaid Services (CMS), the Company determined that it will be entitled to the subsidy for a longer period than initially expected under previous guidance. Accordingly, the plan obligations have been remeasured incorporating the effects of the subsidy retroactively to January 1, 2005 resulting in a reduction of $1 million to its OPEB costs for the quarter and nine months ended September 30, 2005.

9. Legal Proceedings

In the normal course of business, Praxair is involved in legal proceedings and claims with both private and governmental parties (see Note 20 on page 61 of the 2004 Annual Report).

Among such matters are claims brought by welders alleging that exposure to manganese contained in welding fumes caused neurological injury. Praxair has never manufactured welding consumables. Such products were manufactured prior to 1985 by a predecessor company of Praxair. As of September 30, 2005, Praxair was a co-defendant with many other companies in 1,774 lawsuits alleging personal injury caused by manganese contained in welding fumes. The cases were pending in state and federal courts in Alabama, Arkansas, California, Georgia, Illinois, Kansas, Kentucky, Louisiana, Michigan, Mississippi, Missouri, Ohio, Tennessee, Texas, Utah and West Virginia. There were a total of 8,522 individual claimants in these cases. Six of the cases are proposed statewide class actions seeking medical monitoring on behalf of welders. None of the class actions have been certified. All of the cases filed in or removed to federal courts have been (or are in the process of being) transferred by the Judicial Panel for Multidistrict Litigation to the U.S. District Court for the Northern District of Ohio for coordinated pretrial proceedings. The plaintiffs seek unspecified compensatory and, in most instances, punitive damages. In the past, Praxair has either been dismissed from the cases with no payment or has settled a few cases for nominal amounts. Praxair believes that it has meritorious defenses to these cases and intends to defend itself vigorously.

While the outcome of litigation is uncertain, Praxair believes that the resolution of these cases will not have a material adverse effect on its consolidated financial position, results of operations or cash flows in any given year.

10. Income Taxes

During the 2005 third quarter, Praxair recorded a $92 million, or $0.28 per diluted share, income tax charge related to the tax items below.

In the quarter, pursuant to the American Jobs Creation Act of 2004 (the "Act"), Praxair approved and initiated a plan to repatriate $1.1 billion of undistributed earnings from certain of its foreign subsidiaries, the maximum amount allowed under the Act. The Act allows U.S. corporations to repatriate foreign earnings in 2005 with a temporary 85% exclusion for certain dividends received. The repatriation plan will be completed by year-end and is estimated to result in a income tax expense of $67 million which was recorded in the 2005 third quarter. Prior to the Act, Praxair had planned to reinvest these funds indefinitely and still plans to reinvest indefinitely approximately $1 billion of undistributed earnings of foreign subsidiaries as of September 30, 2005.

As part of the repatriation planning effort, the Company also analyzed its worldwide capital structure and tax planning opportunities. This review was completed in the 2005 third quarter. In Brazil, the Company has identified available tax planning opportunities which will be utilized to eliminate taxable income. Additionally, in the quarter, Praxair obtained central bank approval to renew certain of its local debt resulting in significant future tax deductions. There were also favorable developments on a prior year tax matter. As a result of these developments, management has determined that it is unlikely that existing net operating loss carry forwards (NOLs) in Brazil, which can only be used to eliminate 30% of the taxable income in any given year, will be utilized and that certain related reserves are not required. Accordingly, Praxair recorded a 100% valuation allowance against deferred tax assets related to existing NOLs and eliminated other tax reserves on a related tax matter, resulting in a non-cash income tax charge of $44 million in the third quarter. In addition, favorable developments related to various income tax matters resulted in a non-cash tax benefit of $19 million in the 2005 third quarter. This benefit was primarily related to a tax matter in Spain reflecting a recent favorable court ruling.

During the 2005 second quarter, the IRS completed its audit and issued its final assessment related to Praxair's Federal income tax returns for the 2000 to 2002 tax years resulting in an immaterial adjustment. Also in the 2005 second quarter, the Company recorded a net $9 million income tax benefit in Europe principally related to a tax legislation change.

11. Segments

Sales and operating profit by segment for the quarter and nine month periods ended September 30, 2005 and 2004 were as follows (for a description of Praxair's operating segments, refer to Note 4 to the consolidated financial statements included on page 48 of Praxair's 2004 Annual Report to shareholders):

	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2005	2004	2005	2004

SALES
North America	$1,159	$1,085	$3,427	$3,061
Europe	262	198	842	613
South America	293	219	812	630
Asia	136	123	395	353
Surface Technologies	121	109	363	331
Eliminations	(81)	(60)	(203)	(180)
	$1,890	$1,674	$5,636	$4,808

OPERATING PROFIT
North America	$165	$157	$492	$462
Europe	63	54	202	158
South America	52	40	146	111
Asia	24	20	70	56
Surface Technologies	13	9	38	27
	$317	$280	$948	$814

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results

The following table provides summary data for the quarters and nine month periods ended September 30, 2005 and 2004:

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in millions)	2005	2004	Variance	2005	2004	Variance

Sales	$1,890	$1,674	+13%	$5,636	$4,808	+17%
Gross margin(a)	$746	$655	+14%	$2,216	$1,915	+16%
As a percent of sales	39.5%	39.1%		39.3%	39.8%
Selling, general and administrative	$243	$218	+11%	$735	$629	+17%
As a percent of sales	12.9%	13.0%		13.0%	13.1%
Depreciation and amortization	$165	$145	+14%	$490	$424	+16%
Other income (expenses) - net	$(2)	$7		$15	$9
Operating profit	$317	$280	+13%	$948	$814	+16%
Interest expense - net	$40	$39	+3%	$123	$115	+7%
Income tax expense	$163	$61	+167%	$296	$172	+72%
Effective tax rate	58.8%	25.3%		35.9%	24.6%
Net income	$108	$177	-39%	$512	$516	-1%

(a)  Gross margin excludes depreciation and amortization expense.

Sales increased $216 million, or 13%, for the third quarter and $828 million, or 17%, for the nine months ended September 30, 2005 versus the respective 2004 periods. Price increases of 5% for the quarter were predominantly realized in the North and South American marketplaces. On a year to date basis, realized price increases were 4%. Worldwide sales volume for the third quarter was flat as sales growth in Asia, PST and Europe was offset by lower gaseous oxygen sales to the North and South American steel end user markets, lower North American hydrogen sales as a result of a major customer refinery outage in North America and the adverse impact of Hurricanes Katrina and Rita. On a year to date basis, sales volume growth was 3% principally due to strong sales into the worldwide energy and manufacturing end user markets. Acquisitions contributed 4% to sales growth for the quarter and 6% year to date due to the Messer Germany and Home Care Supply acquisitions made in 2004. Favorable currency movements, principally in South America, Europe and Canada, generated 4% of sales growth for the quarter and year to date. The pass through of natural gas costs to on-site hydrogen customers was neutral to sales for the third quarter and increased sales by 1% year to date with minimal impact on operating profit.

Gross margin in 2005 improved $91 million, or 14%, for the third quarter and $301 million, or 16%, for the nine months ended September 30, 2005 versus the respective 2004 periods. The 40 basis point increase in third quarter gross margin percentage, to 39.5%, was due primarily to realized price increases and cost efficiency and reduction programs. Gross margin as a percent of sales on a year to date basis decreased 50 basis points to 39.3% due primarily to the increase in hydrogen revenues related to natural gas input prices, the net impact of higher power costs and the dilutive impact of the manufacturing capacity added to the U.S. Gulf coast in the second half of 2004, which operate at lower operating margins than our other North American industrial gas operations.

Selling, general and administrative expenses for the third quarter were $243 million, or 12.9% of sales, versus $218 million, or 13.0% of sales, for the respective 2004 period. SG&A expenses for the nine month period were $735 million, or 13.0% of sales, versus $629 million, or 13.1% of sales, for the respective 2004 period. The $25 million and $106 million increases for the quarter and year to date, respectively, were principally due to acquisitions and currency effects. General inflationary pressures continued to be partly offset by cost efficiency programs throughout the world.

Depreciation and amortization expense increased $20 million, or 14%, for the third quarter and $66 million, or 16%, for the nine months ended September 30, 2005 versus the respective 2004 periods. The increases were principally due to acquisitions and currency effects.

Other income (expenses) - net in the 2005 third quarter was $9 million unfavorable compared to the year-ago period primarily due to an $8 million charge for fixed asset write-offs and insurance matters related to Hurricanes Katrina and Rita. In addition, land sale gains offset net income hedge impacts for the quarter. The year to date increase of $6 million includes the unfavorable comparison in the third quarter, a $20 million favorable customer obligation settlement offset by a $9 million charge for various legal matters and insurance accruals recorded in the first quarter, an $8 million charge associated with a fire at the St. Louis distribution facility in the second quarter, and higher year to date partnership income.

Operating profit increased $37 million, or 13%, for the third quarter, including the $15 million adverse effects of Hurricanes Katrina and Rita, and $134 million, or 16%, for the nine months ended September 30, 2005 versus 2004. Strong sales volumes, the continued impact of productivity and cost reduction initiatives, and the contribution from acquisitions were primarily responsible for the operating profit growth. Favorable currency contributed 4% to operating profit growth for the quarter and 5% year to date.

Interest expense - net increased $1 million, or 3%, for the third quarter and increased $8 million, or 7%, for the nine months ended September 30, 2005 as a result of the increase in debt levels compared with the corresponding periods in the prior year. The increase in interest expense is principally due to financing for acquisitions made in 2004.

The effective tax rate was 58.8% for the third quarter and 35.9% for the nine months ended September 30, 2005 versus 25.3% and 24.6%, respectively, in 2004. The 2005 third quarter and year to date periods included an income tax charge of $92 million for the repatriation of foreign earnings pursuant to the American Jobs Creation Act of 2004 and income tax reserve and valuation allowances adjustments (See Note 10). In addition, the 2005 nine month period includes a net $9 million income tax benefit in Europe recorded in the second quarter and the 2004 nine month period includes a $3 million income tax benefit resulting from the resolution of various tax matters. Excluding these tax items, the underlying effective tax rates were approximately 26% in 2005 and 25% in 2004. This increase was due primarily to higher earnings contributions in countries with higher marginal tax rates.

Net income decreased $69 million, or 39%, for the third quarter and $4 million, or 1%, for the nine months ended September 30, 2005 versus the respective 2004 periods primarily due to the income tax charge of $92 million. Excluding the impact of the third quarter income tax charge, net income for the quarter increased 13% and 17% on a year to date basis. Operating profit growth was the primary driver of the net income improvement.

The number of employees at September 30, 2005 was 27,222, reflecting an increase of 202 employees from December 31, 2004.

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows (for a description of Praxair's operating segments, refer to Note 4 to the consolidated financial statements included on page 48 of Praxair's 2004 Annual Report to shareholders):

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in millions)	2005	2004	Variance	2005	2004	Variance

SALES
North America	$1,159	$1,085	+7%	$3,427	$3,061	+12%
Europe	262	198	+32%	842	613	+37%
South America	293	219	+34%	812	630	+29%
Asia	136	123	+11%	395	353	+12%
Surface Technologies	121	109	+11%	363	331	+10%
Eliminations	(81)	(60)		(203)	(180)
	$1,890	$1,674	+13%	$5,636	$4,808	+17%

OPERATING PROFIT
North America	$165	$157	+5%	$492	$462	+6%
Europe	63	54	+17%	202	158	+28%
South America	52	40	+30%	146	111	+32%
Asia	24	20	+20%	70	56	+25%
Surface Technologies	13	9	+44%	38	27	+41%
	$317	$280	+13%	$948	$814	+16%

North America

Sales increased $74 million, or 7%, for the third quarter and $366 million, or 12%, for the nine months ended September 30, 2005 versus the respective 2004 periods. Third quarter sales growth remained strong in the U.S. packaged gases, Mexico, and Canada manufacturing and oil production and exploration markets. Offsetting this growth was lower on-site oxygen sales to the steel industry due to production and inventory reductions, lower hydrogen sales due to a major customer refinery outage and reduced sales due to Hurricanes Katrina and Rita. Overall, sales volume was flat for the quarter. Year to date sales volumes increased 3% versus 2004 due principally to strong sales to the energy market in the first half and continued strong sales growth in the manufacturing end user market. Acquisition activity contributed 3% to sales growth for the year to date period related to the 2004 acquisition of Home Care Supply. Realized price increases were 5% for the quarter and 4% year to date, respectively. The pass through of natural gas costs to on-site hydrogen customers was neutral to sales for the third quarter and increased sales by 2% year to date with minimal impact on operating profit. Favorable currency contributed 2% towards sales growth for the quarter and 1% year to date.

Operating profit increased $8 million, or 5%, for the third quarter, including the adverse effects of Hurricanes Katrina and Rita, and $30 million, or 6%, for the nine months ended September 30, 2005 versus the respective 2004 periods. Third quarter operating profit growth was principally driven from pricing initiatives and productivity programs. Year to date operating profit growth was principally driven from productivity programs. Favorable currency contributed 3% towards operating profit growth for the third quarter and 2% year to date.

Europe

Sales increased $64 million, or 32%, for the third quarter and $229 million, or 37%, for the nine months ended September 30, 2005 versus the respective 2004 periods. The December 2004 Messer Germany acquisition contributed 31% to sales growth for the third quarter and 32% year to date. Currency was neutral to sales growth for the quarter and contributed 4% to the year to date period. Sales volumes in Italy declined due to continued weak demand from the automotive and construction markets. In Spain, higher merchant gas sales to the metal fabrication market offset Italy's sales volume weakness.

Operating profit increased $9 million, or 17%, for the third quarter and $44 million, or 28%, for the nine months ended September 30, 2005 versus the respective 2004 periods. The contribution of the Messer Germany acquisition principally drove operating profit growth. Inflationary pressures continued to be largely offset by productivity programs for the quarter and year to date periods.

South America

Sales increased $74 million, or 34%, for the third quarter and $182 million, or 29%, for the nine months ended September 30, 2005 versus the respective 2004 periods. Quarterly sales growth was driven by higher pricing of 12% across all product lines and currency of 22%. Underlying sales volume was flat as strong packaged gas sales to the manufacturing market and carbon dioxide sales to the food and beverage market were offset by lower on-site volumes to steel industry customers. Sales growth on a year to date basis was due to realized price increases of 9%, sales volumes increases of 3% and favorable currency of 17%.

Operating profit increased $12 million, or 30%, for the third quarter and $35 million, or 32%, for the nine months ended September 30, 2005 versus the respective 2004 periods. Higher pricing and productivity programs outpaced underlying inflation pressures, favorably impacting operating profit for both the quarter and year to date periods. The favorable impact of currency also contributed growth of 13% for the 2005 third quarter and 14% for the year to date period.

Asia

Sales increased $13 million, or 11%, for the third quarter and $42 million, or 12%, for the nine months ended September 30, 2005 versus the respective 2004 periods. Continued strong volume growth, primarily in the metals, food, and electronics markets, increased sales by 9% for the quarter and 8% year to date. Underpinning the growth to these markets was growth in the on-site and liquid product lines primarily in China, Korea and Thailand. Partially offsetting volume growth, pricing declined by 3% for the quarter and 1% year to date. Favorable pricing trends in Thailand and India were more than offset by excess supply in the liquid market in southern China. Favorable currency movements improved sales by 5% for the quarter and year to date periods.

Operating profit increased $4 million, or 20%, for the third quarter and $14 million, or 25%, for the nine months ended September 30, 2005 versus the respective 2004 periods. The improvement in operating profit is primarily a result of sales volume growth and cost efficiency improvements in the supply system.

Surface Technologies

Sales increased $12 million, or 11%, for the third quarter and $32 million, or 10%, for the nine months ended September 30, 2005 versus the respective 2004 periods. Higher volumes of industrial coatings for power turbines and oil field service components and improved sales of coatings for OEM aircraft engine parts strongly contributed to volume growth of 6% for the quarter and 5% year to date. Favorable currency movements, primarily in Europe, increased sales 1% for the quarter and 3% year to date. Realized price increases were 4% for the quarter and 2% for the year to date period.

Operating profit increased $4 million, or 44%, for the third quarter and $11 million, or 41%, for the nine months ended September 30, 2005 versus the respective 2004 periods. The increase was principally driven by higher sales volumes and the favorable benefits of ongoing cost reduction actions and pricing actions to offset increasing raw material costs.

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

To help understand the reported results, the following is a summary of the significant currencies underlying Praxair's consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percent of
	YTD 2005	Income Statement		Balance Sheet
	Consolidated	Average Year to Date		September 30,	December 31,
Currency	Sales (a)	2005	2004	2005	2004
European euro	18%	0.79	0.82	0.83	0.73
Brazilian real	12%	2.49	2.97	2.22	2.65
Canadian dollar	10%	1.23	1.34	1.18	1.21
Mexican peso	4%	11.02	11.27	10.88	11.13
Chinese RMB	2%	8.24	8.28	8.09	8.28
Indian rupee	2%	43.69	45.36	44.01	43.74
Korean won	2%	1,022	1,166	1,039	1,046
Argentinean peso	1%	2.90	2.93	2.91	2.98
Venezuelan bolivar	<1%	2,093	1,871	2,150	1,920

(a)	Certain Surface Technologies segment sales are included in European and Brazilian sales.

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Nine Months Ended September 30,
	2005	2004
NET CASH PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
Net income	$512	$516
Depreciation and amortization	490	424
Working capital	(1)	(102)
Other - net	98	(23)
Net cash provided by operating activities	$1,099	$815

INVESTING ACTIVITIES
Capital expenditures	$(598)	$(425)
Acquisitions	(8)	(253)
Divestitures and asset sales	25	40
Net cash used for investing activities	$(581)	$(638)

FINANCING ACTIVITIES
Debt (reductions) increases - net	$(192)	$68
Issuances of common stock	192	154
Purchases of common stock	(332)	(270)
Cash dividends	(174)	(146)
Minority transactions and other	(18)	(12)
Net cash used for financing activities	$(524)	$(206)

Cash Flow from Operations

Cash provided by operations of $1,099 million for the nine months ended September 30, 2005 increased $284 million, or 35%, versus 2004. The growth was principally a result of strong cash flow generated from higher sales and net income excluding the 2005 third quarter income tax charge, which was largely non-cash in the quarter, and an improvement in working capital related to increased accounts payable and other current liabilities.

Investing

Net cash used for investing of $581 million for the nine months ended September 30, 2005 decreased $57 million, or 9%, versus the respective 2004 period due primarily to a decrease in acquisition activity in North America offset by a $173 million increase in capital expenditures versus 2004 due primarily to increased investments in North and South America.

Financing

At September 30, 2005, Praxair's total debt outstanding was $3,272 million, $253 million lower than $3,525 million at December 31, 2004. This decrease was due primarily to net cash repayments of $192 million and currency. Cash used for financing activities of $524 million for the nine months ended September 30, 2005 increased $318 million versus the respective 2004 period. The increase in funds used was principally due to the net debt reduction in 2005 versus the prior year increase, an increase in cash dividends of $28 million and an increase of $24 million in net purchases of common stock for the nine months ended September 30, 2005 versus the respective 2004 period. For the nine months ended September 30, 2005, cash dividends were $0.54 per share compared to $0.45 per share for the respective 2004 period, an increase of 20%.

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

(Dollar amounts in millions)	September 30,	December 31,
	2005	2004
TOTAL CAPITAL
Debt	$3,272	$3,525
Minority interests	225	225
Shareholders' equity	3,873	3,608
	$7,370	$7,358

DEBT-TO-CAPITAL RATIO	44.4%	47.9%

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2005(a)	2004	2005(a)	2004

AFTER-TAX RETURN ON CAPITAL (ROC)
Operating profit	$317	$280	$948	$814
Less: reported taxes	(163)	(61)	(296)	(172)
Less: tax benefit on interest expense(b)	(10)	(10)	(32)	(29)
Add: equity income	2	3	11	10
Net operating profit after-tax	$146	$212	$631	$623

Beginning capital	$7,373	$6,405	$7,358	$6,013
Ending capital	$7,370	$6,462	$7,370	$6,462
Average capital	$7,372	$6,434	$7,364	$6,238

ROC %	2.0%	3.3%	8.6%	10.0%

ROC % (annualized)	7.9%	13.2%	11.4%	13.3%

(a)
Annualized after-tax return on capital was 7.9% for the quarter and 11.4% for the nine months ended September 30, 2005. ROC was reduced by 5.0% and 1.7% for the quarter and nine months ended September 30, 2005, respectively, as a result of a $92 million third quarter income tax charge (See Note 10).

(b)	Tax benefit on interest expense is based on Praxair's underlying effective tax rates of 26% for 2005 and 25% for 2004.

New Accounting Standards

See Note 2 to the Condensed Consolidated Financial Statements for information concerning new accounting standards.

Outlook

For the fourth quarter of 2005, diluted earnings per share are expected to be in the range of $0.61 to $0.65.

For the full year of 2005, Praxair expects sales and operating profit growth in the range of 15% to 16%. Diluted earnings per share are expected to be in the range of $2.16 to $2.20. Excluding the third quarter's income tax charge, diluted earnings per share are expected to be in the range of $2.44 to $2.48. On a worldwide basis, capital expenditures for the full year of 2005 are expected to be in the area of $850 million. Praxair expects a tax rate of 26% for the fourth quarter 2005.

Praxair provides quarterly updates on operating results, material trends that may affect financial performance, and financial earnings guidance via quarterly earnings releases and investor teleconferences. These updates are available on its website: www.praxair.com.

Forward-looking Statements

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's reasonable expectations and assumptions as of the date the statements are made but involve risks and uncertainties.. These risks and uncertainties include, without limitation: the performance of stock markets generally; developments in worldwide and national economies; the cost and availability of electric power, natural gas and other raw materials; the ability to achieve price increases to offset cost increases; the degree of inflation in wages and other compensation; the ability to attain expected operational efficiencies; changes in foreign currencies and interest rates; continued timely development and market acceptance of new products and applications; the impact of competitive products and pricing; the impact of changes in financial accounting standards; the impact of tax and other legislation and government regulation in jurisdictions in which the company operates; the cost and outcomes of litigation; future financial and operating performance of major customers and industries served; and the effectiveness and speed of integrating new acquisitions into the business. These risks and uncertainties may cause actual future results or circumstances to differ materially from the projections or estimates contained in the forward-looking statements. The Company assumes no obligation to update or provide revisions to any forward-looking statement in response to changing circumstances.

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

(b)
There were no changes in Praxair's internal control over financial reporting that occurred during the quarterly period covered by this report that has materially affected, or is reasonably likely to materially affect, Praxair's internal control over financial reporting.

PART II - OTHER INFORMATION

Praxair, Inc. and Subsidiaries

Item 1. Legal Proceedings

See Note 9 to the Condensed Consolidated Financial Statements for a description of current legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities - Certain information regarding purchases made by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended September 30, 2005 is provided below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Program(2)
	(Thousands)		(Thousands)
July 2005	396	$45.97	396	N/A
August 2005	1,267	$50.05	1,267	N/A
September 2005	1,213	$47.75	1,213	N/A
Third Quarter 2005	2,876	$48.52	2,876	N/A

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

None.

Item 5. Other Information

None.

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

PRAXAIR, INC.

(Registrant)

Date: October 26, 2005	By: /s/ Patrick M. Clark

Patrick M. Clark
Vice President and Controller
(On behalf of the Registrant
and as Chief Accounting Officer)