Form 10-K
period 2005-12-31
PRAXAIR INC
filed 2006-03-01
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
❒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission file number 1-11037

Praxair, Inc.

Praxair, Inc.	Tel. (203) 837-2000
39 Old Ridgebury Road	State of incorporation: Delaware
Danbury, Connecticut 06810-5113	IRS identification number: 06-124 9050

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Registered on:

Common Stock ($0.01 par value)	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes☑ No❒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes❒ No☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Security Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No❒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ❒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).Yes☑No❒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes❒ No☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the price at which the stock was last sold on June 30, 2005, was approximately $15.1 billion.

At January 31, 2006, 322,779,147 shares of common stock of Praxair, Inc. were outstanding.

Documents incorporated by reference:
Portions of the 2005 Annual Report to Shareholders of the Registrant are incorporated in Parts I, II and IV of this report. Also, portions of the Proxy Statement of Praxair, Inc., anticipated to be filed on or about March 13, 2006, are incorporated in Part III of this report.

The Index to Exhibits is located on page 17 of this report.

Forward-looking statements

This document contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's reasonable expectations and assumptions as of the date the statements are made but involve risks and uncertainties. These risks and uncertainties include, without limitation: the performance of stock markets generally; developments in worldwide and national economies and other international events and circumstances; changes in foreign currencies and in interest rates; the cost and availability of electric power, natural gas and other raw materials; the ability to achieve price increases to offset cost increases; catastrophic events; the ability to attract, hire and retain qualified personnel; the impact of changes in financial accounting standards; the impact of tax and other legislation and government regulation in jurisdictions in which the Company operates; the cost and outcomes of litigation and regulatory agency actions; continued timely development and market acceptance of new products and applications; the impact of competitive products and pricing; future financial and operating performance of major customers and industries served; and the effectiveness and speed of integrating new acquisitions into the business. These risks and uncertainties may cause actual future results or circumstances to differ materially from the projections or estimates contained in the forward looking statements. The Company assumes no obligation to update or provide revisions to any forward-looking statement in response to changing circumstances. The above listed risks and uncertainties are further described in Item 1a, "Risk Factors," which should be reviewed carefully. Please consider the Company's forward-looking statements in light of those risks.

PART I
Praxair, Inc. and Subsidiaries

Item 1. Business

General
Praxair, Inc. (Praxair or Company) was founded in 1907 and became an independent publicly traded company in 1992. Praxair was the first company in the United States to produce oxygen from air using a cryogenic process and continues to be a major technological innovator in the industrial gases industry.

Praxair is the largest industrial gases supplier in North and South America, is rapidly growing in Asia, and has strong, well-established businesses in Europe. Praxair's primary products for its industrial gases business are atmospheric gases (oxygen, nitrogen, argon, rare gases) and process gases (carbon dioxide, helium, hydrogen, electronic gases, specialty gases, acetylene). The Company also designs, engineers, and builds equipment that produces industrial gases for internal use and external sale. The Company's Surface Technologies segment, operated through Praxair Surface Technologies, Inc., supplies wear-resistant and high-temperature corrosion-resistant metallic and ceramic coatings and powders. Sales for Praxair were $7,656 million, $6,594 million, and $5,613 million, for 2005, 2004 and 2003, respectively. Refer to Note 4 of the section captioned "Notes to Consolidated Financial Statements" in Praxair's 2005 Annual Report to Shareholders for additional information related to Praxair's reportable segments.

Praxair serves approximately 25 industries as diverse as healthcare and petroleum refining; computer-chip manufacturing and beverage carbonation; fiber-optics and steel making; and aerospace, chemicals and water treatment. In 2005, 94% of sales were generated in four regional segments (North America, Europe, South America, and Asia) primarily from the sale of industrial gases with the balance generated from the Surface Technologies segment. Praxair provides a competitive advantage to its customer base by continuously developing new products and applications, which allow them to improve their productivity, energy efficiency and environmental performance.

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

PART I (Continued)
Praxair, Inc. and Subsidiaries

Process gases, including carbon dioxide, hydrogen, carbon monoxide, helium and acetylene, are produced by different methods than air separation technologies. Most carbon dioxide is purchased from by-product sources, including chemical plants, refineries, and industrial processes, and is recovered from carbon dioxide wells. Carbon dioxide is processed in Praxair's plants to produce commercial carbon dioxide. Hydrogen and carbon monoxide are produced by either steam methane reforming of natural gas or by purifying by-product sources obtained from the chemical and petrochemical industries. Most of the helium sold by Praxair is sourced from certain helium-rich natural gas streams in the United States, with additional supplies being acquired from outside the United States. Acetylene is typically produced from calcium carbide and water or purchased as a chemical by-product.

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

International - Praxair is a global enterprise with approximately 52% of its 2005 sales outside of the United States. It conducts industrial gases business through subsidiary and affiliated companies in Argentina, Belgium, Bolivia, Brazil, Canada, Chile, Colombia, Costa Rica, France, Germany, India, Israel, Italy, Japan, South Korea, Malayasia, Mexico, the Netherlands, the People's Republic of China, Paraguay, Peru, Portugal, Spain, Taiwan, Thailand, Turkey, Uruguay and Venezuela. S.I.A.D. (Societa Italiana Acetilene & Derivati S.p.A.), an Italian company accounted for as an equity company, also has established positions in Austria, Bulgaria, Croatia, the Czech Republic, Hungary, Romania and Slovenia. Praxair's Surface Technologies segment has operations in Brazil, France, Germany, Italy, Japan, Singapore, South Korea, Taiwan, Spain, Switzerland and the United Kingdom.

Praxair's international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other economic, political and regulatory policies of local governments. Also, see Note 1 of the section captioned "Notes to Consolidated Financial Statements," and the section captioned "Management's Discussion and Analysis - Market Risk and Sensitivity Analysis" in Praxair's 2005 Annual Report to Shareholders.

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

The supply of energy has not been a significant issue in the geographic areas where the company conducts business. However, the outcome of regional energy situations or new energy situations is unpredictable and may pose unforeseen future risks.

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

PART I (Continued)
Praxair, Inc. and Subsidiaries

Major competitors in the industrial gases industry both in the United States and worldwide include Air Products and Chemicals, Inc., Airgas Inc., The BOC Group p.l.c., L'Air Liquide S.A., and Linde AG. Principal domestic competitors for the Surface Technologies business are Chromalloy Gas Turbine Corporation, a subsidiary of Sequa Corporation, Sermatech International, Inc., a subsidiary of Teleflex, Inc., and Chemtronics, Inc., a subsidiary of GKN p.l.c. International competitors in surface technologies vary from country to country.

Employees and Labor Relations - As of December 31, 2005, Praxair had 27,306 employees worldwide. Of this number, 10,935 are employed in the United States. Praxair has collective bargaining agreements with unions at numerous locations throughout the world, which expire at various dates. Praxair considers relations with its employees to be good.

Environment - Information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis - Costs Relating to the Protection of the Environment" in Praxair's 2005 Annual Report to Shareholders.

Website Access to Reports - Praxair's company website is http://www.praxair.com. The Company makes its periodic and current reports available, free of charge, on its website as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). The SEC is located at 450 Fifth Street NW, Washington, D.C. 20549 and its website address is http://www.sec.gov. In addition, investors may also access from the Company website other investor information such as press releases, business trends, presentations, etc. Information on the Company's website is not incorporated by reference herein.

PART I (Continued)
Praxair, Inc. and Subsidiaries

Item 1a. Risk Factors

Because of the size and geographic reach of the Company's operations, a wide range of factors could materially affect the Company's future developments and performance. Management believes the most significant risk factors affecting its operations include the following:

External factors beyond the Company's control can cause fluctuations in demand for its products and in its prices and margins, which may negatively affect results of operations and cash flow.

External factors beyond the control of Praxair can cause volatility in the price of raw materials and other operating costs, as well as significant fluctuations in demand for its products and can magnify the impact of economic cycles on its businesses. Examples of external factors include:

w	General economic conditions;
w	Cost and availability of raw materials and energy;
w	International events and circumstances;
w	Competitor actions; and
w	Governmental regulations.

General Economic Conditions
Although Praxair serves approximately 25 diverse industries across 40 countries, which generally leads to financial stability through various business cycles, demand for Praxair's products would be adversely affected by a broad decline in general economic or business conditions in the industries served by its customers. In addition, many of the Company's customers are in businesses that are cyclical in nature, such as the chemicals, metals and refining industries. Downturns in these industries may adversely impact Praxair's financial position and results of operations.

Cost and Availability of Raw Materials and Energy
Energy is the single largest cost item in the production and distribution of industrial gases. Most of Praxair's energy requirements are in the form of electricity, natural gas and diesel fuel for distribution. Praxair attempts to minimize the financial impact of variability in these costs through the management of customer contracts, which typically have escalation and pass-through clauses for the Company's larger contracts. Such attempts may not successfully mitigate the impact of cost variability which could negatively impact its financial condition or results of operations. The supply of energy has not been a significant issue in the geographic areas where it conducts business. However, regional energy conditions are unpredictable and may pose future risk.

For carbon dioxide, carbon monoxide, helium, hydrogen, specialty gases and surface technologies, raw materials are largely purchased from outside sources. Praxair has contracts or commitments for, or readily available sources of, most of these raw materials; however, their long-term availability and prices are subject to market conditions. A disruption in supply of such raw materials could impact the Company's ability to meet contractual supply commitments.

International Events and Circumstances
Praxair has substantial international operations, which is subject to the risks of doing business abroad, including fluctuations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest, and current and changing regulatory environments. These events could have an adverse effect on the international operations in the future by reducing the demand for its products, decreasing the prices at which it can sell its products or otherwise having an adverse effect on its business, financial condition or results of operations.

The results of Praxair's non-U.S. operations are translated to the Company's reporting currency, the U.S. dollar, from the functional currencies used in the countries in which the Company operates. For most foreign operations, Praxair uses the local currency as its functional currency. There is inherent variability and unpredictability in the relationship of these functional currencies to the U.S. dollar and such currency movements may materially impact Praxair's results of operations in any given period.

PART I (Continued)
Praxair, Inc. and Subsidiaries

Competitor Actions
Praxair operates within a highly competitive environment worldwide. Competition is based on price, product quality, delivery, reliability, technology and service to customers. Competitors' behavior related to these areas could potentially have significant impacts on the Company's operations.

Governmental Regulations
Praxair's operations are subject to a variety of United States and foreign government regulations. These regulations include those related to the following areas, among others:

w	Environmental protection and safety
w	Domestic and international tax laws and currency controls
w	Transportation
w	Safety
w	Securities laws (e.g., SEC and Financial Accounting Standards Board in the United States)
w	Patents
w	Trade restrictions
w	Antitrust matters

Changes in these or other regulatory areas may require the Company to spend additional resources to comply with the regulations, or may restrict the Company's ability to compete effectively in the marketplace.

Catastrophic events may disrupt Praxair's business or the business of its customers and may negatively affect its financial condition and results of operations.

A severe act of nature, such as a hurricane, could cause disruption or delays in completing sales and providing services to the Company's customers or cause customer operation outages, which may be temporary or of a longer-term in nature. A catastrophic event that results in the disruption of Praxair's business, such as a fire or explosion, or that of its customers could severely affect the Company's ability to conduct normal business operations and expose it to third-party liability claims which, as a result, could have a significant adverse impact to the Company's results of operations.

If Praxair fails to attract, hire and retain qualified personnel, the Company may not be able to develop, market or sell its products or successfully manage its business.

Praxair is dependent upon its highly skilled, experienced and efficient workforce to be successful. Much of Praxair's competitive advantage is based on the expertise and experience of its key personnel regarding its marketing, technology, manufacturing and distribution infrastructure, systems and products. The inability to attract and hire qualified individuals or the loss of key employees in very skilled areas could have a negative effect on the Company's business, results of operations and financial condition.

If Praxair fails to keep pace with technological advances in the industry or if new technology initiatives do not become commercially accepted, customers may not continue to buy the Company's products and results of operations could be adversely affected.

Praxair's research and development is directed toward developing new and improved methods for the production and distribution of industrial gases and the development of new markets and applications for the use of these gases. This results in the frequent introduction of new industrial gas applications, and the development of new advanced air separation process technologies. The Company also conducts research and development for its surface technologies to improve the quality and durability of coatings and the use of speciality powders for new applications and industries. The results of these research and development activities help Praxair to create a competitive advantage and provide a platform for the Company to grow its business at greater percentages than the rate of industrial production growth in the geographies where it operates. If Praxair's research and development activities did not keep pace with competitors or if it did not create new applications that benefit customers, the Company's future results of operations could be adversely affected.

PART I (Continued)
Praxair, Inc. and Subsidiaries

Praxair is subject to various lawsuits and governmental investigations arising out of the normal course of business that may result in adverse outcomes.

Praxair is subject to various lawsuits and government investigations from time to time. These actions are based upon alleged environmental, tax, antitrust and personal injury claims, among others. Adverse outcomes in some or all of the claims pending may result in significant monetary damages or injunctive relief that could adversely affect its ability to conduct business. While management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on the Company's financial position or results of operations, the litigation and other claims Praxair faces are subject to inherent uncertainties and management's view of these matters may change in the future. There exists the possibility of a material adverse impact on its financial position and results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

Praxair could incur substantial costs due to environmental laws and regulations.

Praxair is subject to various environmental and occupational health and safety laws and regulations, including those governing the discharge of pollutants into the air or water, the storage, handling and disposal of chemicals, hazardous substances and wastes, and the remediation of contamination. Violations of these laws could result in substantial penalties, third party claims for property damage or personal injury, or sanctions. The Company may also be subject to liability for the investigation and remediation of environmental contamination at properties that it owns or operates and at other properties where Praxair or its predecessors have operated or arranged for the disposal of hazardous wastes. Although management does not believe that any such liabilities will have a material adverse impact on its financial position and results of operations, management cannot provide assurance that such costs will not increase in the future or will not become material.

Praxair may be exposed to additional tax liabilities in the future.

Praxair is subject to income taxes in both the United States and numerous foreign jurisdictions. The determination of the Company's worldwide provision for income taxes and other tax liabilities requires judgment and is based on diverse legislative and regulatory structures that exist in the various jurisdictions where the Company operates. Although management believes its estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in its financial statements and may materially affect the Company's financial results in the period or periods for which such determination is made.

Acquisitions could result in operating difficulties, dilution and other negative consequences.

Praxair has evaluated, and expects to continue to evaluate, a wide array of potential strategic transactions. Many of these transactions, if consummated, could be material to its financial condition and results of operations. In addition, the process of integrating an acquired company, business or group of assets may create unforeseen operating difficulties and expenditures. Although historically the Company has been successful with its acquisition strategy and execution, the areas where the Company may face risks include:

w	The need to implement or remediate controls, procedures and policies appropriate for a larger public company at companies that prior to the acquisition lacked these controls, procedures and policies;

w	Diversion of management time and focus from operating existing business to acquisition integration challenges;

w	Cultural challenges associated with integrating employees from the acquired company into the existing organization;

w	The need to integrate each company's accounting, management information, human resource and other administrative systems to permit effective management;

PART I (Continued)
Praxair, Inc. and Subsidiaries

w	Difficulty with the assimilation of acquired operations and products;

w	Failure to achieve targeted synergies; and

w	Inability to retain key employees and business relationships of acquired companies.

Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. Also, the anticipated benefit of the Company's acquisitions may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could adversely impact the Company's financial condition.

Item 1b. Unresolved SEC Comments

Praxair has received no written SEC staff comments regarding any of its Exchange Act reports which were issued 180 days or more preceding the end of its 2005 fiscal year and that remain unresolved.

Item 2. Properties

Praxair's worldwide headquarters are located in leased office space in Danbury, Connecticut. Other principal administrative offices are owned in Tonawanda, New York, and Rio de Janeiro, Brazil and leased in Shanghai, China and Madrid, Spain.

Praxair designs, engineers, manufactures and operates facilities that produce and distribute industrial gases. These industrial gas production facilities and certain components are designed and/or manufactured at its facilities in Tonawanda, New York; Burr Ridge, Illinois and Rio de Janeiro, Brazil. Praxair's Italian equity affiliate, Societa Italiana Acetilene & Derivati S.p.A. (S.I.A.D.), also has such capacity.

PART I (Continued)
Praxair, Inc. and Subsidiaries

The following table summarizes production locations for Praxair by segment. No significant portion of these assets was leased at December 31, 2005. Generally, these facilities are fully utilized and are sufficient to meet our manufacturing needs. The majority of the Surface Technologies locations are in the United States.

	Number of Locations at December 31, 2005
	ASU (a)	Hydrogen	CO2 (b)	Other (c)

North America	178	32	51	386
Europe	48	2	4	74
South America	36	1	17	103
Asia	22	3	13	44
Surface Technologies	-	-	-	47

Total	284	38	85	654

(a)	Cryogenic air separation plants.
(b)	Carbon dioxide plants.
(c)	Other includes non-cryogenic plants, packaged gas plants, helium plants, specialty gas plants, and Surface Technologies plants.

No single production location is material except for the following pipeline complexes:

Pipeline Complex	Number of Production Locations	Number of Connected Plants (a)	Plant Type
Northern Indiana	5	12	ASU/Hydrogen/CO2
Houston	3	8	ASU
Gulf Coast	4	12	Hydrogen/Carbon Monoxide
Detroit	1	6	ASU/Hydrogen
Louisiana	3	4	Hydrogen/Carbon Monoxide
South Brazil (b)	9	21	ASU
Northern Spain	4	5	ASU/Hydrogen/CO2
Germany - Rhine Region	2	3	ASU/Carbon Monoxide
Germany - Saar Region	1	3	ASU

(a)	A production location contains one or more productive plants.
(b)	Locations are partially owned and partially leased.

Item 3. Legal Proceedings

Information required by this item is incorporated herein by reference to the section captioned "Notes to Consolidated Financial Statements - Note 19 Commitments and Contingencies" in Praxair's 2005 Annual Report to Shareholders.

Item 4. Submission of Matters to a Vote of Security Holders

Praxair did not submit any matters to a shareholder vote during the fourth quarter of 2005.

PART II
Praxair, Inc. and Subsidiaries

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market, trading, shareholder and dividend information for Praxair's common stock is incorporated herein by reference to the section captioned "Investor Information" in Praxair's 2005 Annual Report to Shareholders.

On October 28, 2003, Praxair's Board of Directors declared a two-for-one split of the Company's common stock. The stock split was effected in the form of a stock dividend of one additional share for each share owned by stockholders of record on December 5, 2003, and each share held in treasury as of the record date.

Praxair's annual dividend on its common stock for 2005 was $0.72 per share. On January 25, 2006, Praxair's Board of Directors declared a dividend of $0.25 per share for the first quarter of 2006, or $1.00 per share annualized, which may be changed as Praxair's earnings and business prospects warrant. The declaration of dividends is a business decision made by the Board of Directors based on Praxair's earnings and financial condition and other factors the Board of Directors considers relevant.

Purchases of Equity Securities - Certain information regarding purchases made by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the three months ended December 31, 2005 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (Thousands)	Maximum Number of Shares that May Yet be Purchased Under the Program(2)
October	731	47.01	731	N/A
November	-	N/A	-	N/A
December	547	54.03	547	N/A
Fourth Quarter 2005	1,278	50.01	1,278	N/A

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

Item 6. Selected Financial Data

Information required by this item is incorporated herein by reference to the sections captioned "Five-Year Financial Summary" and "Appendix" in Praxair's 2005 Annual Report to Shareholders. These items should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements.

PART II (Continued)
Praxair, Inc. and Subsidiaries

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis" in Praxair's 2005 Annual Report to Shareholders.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis" in Praxair's 2005 Annual Report to Shareholders.

Item 8. Financial Statements and Supplementary Data

Information required by this item is incorporated herein by reference to the sections captioned "Consolidated Statements of Income," "Consolidated Balance Sheets," "Consolidated Statements of Cash Flows," "Consolidated Statements of Shareholders' Equity" and "Notes to Consolidated Financial Statements" in Praxair's 2005 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None noted.

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

Management's Report on Internal Control Over Financial Reporting

Praxair's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Company's principal executive officer and principal financial officer, Praxair conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (often referred to as COSO). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2005.

Praxair's evaluation did not include the internal control over financial reporting related to the Constar LLC acquisition consummated on December 31, 2005. Total sales and assets for the acquisition represents 0.0% and 0.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005 (see Note 3 to the consolidated financial statements incorporated by reference in Item 8).

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report incorporated by reference in Item 15.

PART II (Continued)
Praxair, Inc. and Subsidiaries

Changes in Internal Control over Financial Reporting

There were no changes in Praxair's internal control over financial reporting that occurred during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, Praxair's internal control over financial reporting.

Item 9b. Other Information

None noted.

PART III
Praxair, Inc. and Subsidiaries

Item 10. Directors and Executive Officers of the Registrant

Certain information required by this item is incorporated herein by reference to the sections captioned "The Board of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Praxair's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2006.

Identification of the Audit Committee
Praxair has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). The members of that Audit Committee are H. Mitchell Watson, Jr., Chairman, Raymond W. LeBoeuf, Ronald L. Kuehn, Jr. and Robert L. Wood.

Audit Committee Financial Expert
The Praxair Board of Directors has determined that each of H. Mitchell Watson, Jr., Raymond W. LeBoeuf, Ronald L. Kuehn, Jr. and Robert L. Wood is an "audit committee financial expert" as defined by Item 401(h) of Regulation S-K of the Exchange Act and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

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

Item 11. Executive Compensation

Information required by this item is incorporated herein by reference to the sections captioned "Shareholder Return" and "Executive Compensation" in Praxair's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference to the sections captioned "Share Ownership" and "Equity Compensation Plans Information" in Praxair's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2006.

Item 13. Certain Relationships and Related Transactions

Information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Transactions" in Praxair's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2006.

Item 14.  Principal Accountants Fees and Services

Information required by this item is incorporated herein by reference to the section captioned "The Independent Auditor" in Praxair's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2006.

PART IV
Praxair, Inc. and Subsidiaries

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report

(1) Financial Statements
                                                                                                                              Page No. in Praxair's 2005
                                                                                                                                   Annual Report (AR)*

Consolidated Statements of Income for the Years Ended
December 31, 2005, 2004, and 2003 ......................................................................................AR-26

Consolidated Balance Sheets at December 31, 2005 and 2004 ........................................AR-27

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2005, 2004, and 2003......................................................................................AR-28

Consolidated Statements of Shareholders' Equity for the
Years Ended December 31, 2005, 2004, and 2003 ..............................................................AR-29

Notes to Consolidated Financial Statements .............................................................AR-45 to AR-65

Report of Independent Registered Public Accounting Firm....................................AR-67 to AR-68

* Incorporated by reference to the indicated pages of the 2005 Annual Report to Shareholders. With the exception of this information and the information incorporated in Items 3, 5, 6, 7, 7A, and 8, the 2005 Annual Report to Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits

Exhibits filed as a part of this annual report on Form 10-K are listed in the Index to Exhibits located on page 17 of this Report.

SIGNATURES
Praxair, Inc. and Subsidiaries

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                        PRAXAIR, INC.
                                                                                        (Registrant)

Date:	March 1, 2006	By: /s/ Patrick M. Clark

Patrick M. Clark
Vice President and Controller
(On behalf of the Registrant and
as Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2006.

/s/ James S. Sawyer	/s/ Dennis H. Reilley	/s/José Paulo de Oliveria Alves
James S. Sawyer	Dennis H. Reilley	José Paulo de Oliveria Alves
Senior Vice President and	Chairman and Chief Executive	Director
Chief Financial Officer	Officer and Director

/s/ Claire W. Gargalli	/s/ Ira D. Hall	/s/ Ronald L. Kuehn, Jr.
Claire W. Gargalli	Ira D. Hall	Ronald L. Kuehn, Jr.
Director	Director	Director

/s/ Raymond W. LeBoeuf	/s/ G. Jackson Ratcliffe, Jr.	/s/ Wayne T. Smith
Raymond W. LeBoeuf	G. Jackson Ratcliffe, Jr.	Wayne T. Smith
Director	Director	Director

/s/ H. Mitchell Watson, Jr.	/s/ Robert L. Wood
H. Mitchell Watson, Jr.	Robert L. Wood
Director	Director

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

4.03
Indenture, dated as of July 15, 1992, between Praxair, Inc. and State Street Bank and Trust Company, successor trustee to Fleet Bank of Connecticut and the ultimate successor trustee to Bank of America Illinois (formerly Continental Bank, National Association) (Filed as Exhibit 4 to the Company's Form 10-Q for the quarter ended June 30, 1992, Filing No. 1-11037, and incorporated herein by reference).

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

*10.02	Form of Executive Severance Compensation Agreement (Filed as Exhibit 10.02 to the Company's 2003 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.03	2002 Praxair, Inc. Variable Compensation Plan (Filed as Exhibit 10.03 to the Company's 2001 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.03a	First Amendment, dated as of December 12, 2005, to the 2002 Praxair, Inc. Variable Compensation Plan.

*10.04
Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Filed as Exhibit 10.04 to the Company's 2003 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.04a     2005 Equity Compensation Plan for Non-Employee Directors of Praxair, Inc. (Filed as Exhibit 10.04 to the Company's Current Report on Form 8-K dated April 29, 2005, Filing No. 1-11037, and incorporated herein by reference).

*10.04b
Form of Option Award under the 2005 Equity Compensation Plan for Non-employee Directors of Praxair, Inc. (Filed as Exhibit 10.04a to the Company's Form 10-Q for the quarter ended June 30, 2005, Filing No. 1-11037, and incorporated herein by reference).

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

*10.06a
Fourth Amendment to the Praxair Inc. Directors' Fees Deferral Plan (Filed as Exhibit 10.06a to the Company's Current Report on Form 8-K dated April 29, 2005, Filing 1-11037, and incorporated herein by reference).

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

10.13	Danbury Lease-Related Services Agreement dated as of June 4, 1992 (Filed as Exhibit 10.24 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.13a	First Amendment to Danbury Lease-Related Services Agreement (Filed as Exhibit 10.13a to the Company's 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

INDEX TO EXHIBITS (Continued)
Praxair, Inc. and Subsidiaries

Exhibit No.            Description

10.14	Danbury Lease Agreements, as amended (Filed as Exhibit 10.26 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.14a	Second Amendment to Linde Data Center Lease (Danbury) (Filed as Exhibit 10.14a to the Company's 1993 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.14b	Fourth Amendment to Carbide Center Lease (Filed as Exhibit 10.14b to the Company's 1993 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.14c	Third Amendment to Linde Data Center Lease (Filed as Exhibit 10.14c to the Company's 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.14d	Fifth Amendment to Carbide Center Lease (Filed as Exhibit 10.14d to the Company's 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.14e	Sixth Amendment to Carbide Center Lease. (Filed as Exhibit 10.14e to the Company's 2004 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.15	Employee Benefits Agreement dated as of June 4, 1992 (Filed as Exhibit 10.25 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.15a	First Amendatory Agreement to the Employee Benefits Agreement (Filed as Exhibit 10.15a to the Company's 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.16	Tax Disaffiliation Agreement dated as of June 4, 1992 (Filed as Exhibit 10.20 to the Company's Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.17
Credit Agreement dated as of December 23, 2004 among Praxair, Inc., The Eligible Subsidiaries Referred to Therein, The Lenders Listed Therein, JP Morgan Chase Bank, N. A., as Administrative Agent, Bank of America, N. A., as Syndication Agent, and Citibank, N. A. and Credit Suisse First Boston as Co-Documentation Agents (Filed as Exhibit 10.17 to the Company's 2004 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.17a	Amendment No. 1, dated February 15, 2006, to Credit Agreement, dated as of December 23, 2004 (referenced as Exhibit 10.17).

10.18
Facility Agreement dated as of November 29, 2004 among Praxair Euroholding, S. L., an indirect wholly-owned subsidiary of the Company, as Borrower, Praxair, Inc., as Guarantor, The Lenders Party Thereto, Citigroup Global Markets, Inc., as Syndication Agent and ABN AMRO Bank N. V., as Administrative Agent and Documentation Agent (Filed as Exhibit 10.18 to the Company's 2004 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.18a	Amendment No. 1 to Facility Agreement (Filed as Exhibit 10.18a to the Company's Current Report on Form 8-K dated March 1, 2005, Filing No. 1-11037, and incorporated herein by reference).

*10.19
Praxair, Inc. Plan for Determining Performance-Based Awards Under Section 162(M) (Filed as Exhibit 10.19 to the Company's 2001 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

INDEX TO EXHIBITS (Continued)
Praxair, Inc. and Subsidiaries

Exhibit No.            Description

12.01	Computation of Ratio of Earnings to Fixed Charges.

13.01
Financial Section (pages 25 to 71) of Praxair's 2005 Annual Report to Shareholders (such information, except for those portions which are expressly referred to in this Form 10-K, is furnished for the information of the Commission and is not deemed "filed" as part of this Form 10-K).

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