Form 10-Q
period 2006-03-31
PRAXAIR INC
filed 2006-04-26
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒       Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

At March 31, 2006, 323,116,849 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PART I - FINANCIAL INFORMATION

Praxair, Inc. and Subsidiaries

Item 1. Financial Statements

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended March 31,
	2006	2005

SALES	$2,026	$1,827
Cost of sales, exclusive of
depreciation and amortization	1,207	1,109
Selling, general and administrative	273	245
Depreciation and amortization	171	162
Research and development	21	20
Other income (expense) - net	(2)	18
OPERATING PROFIT	352	309
Interest expense - net	38	42
INCOME BEFORE INCOME TAXES	314	267
Income taxes	83	69
	231	198
Minority interests	(8)	(7)
Income from equity investments	2	4
NET INCOME	$225	$195

PER SHARE DATA:

Basic earnings per share	$0.69	$0.60

Diluted earnings per share	$0.68	$0.59

Cash dividends per share	$0.25	$0.18

WEIGHTED AVERAGE SHARES OUTSTANDING (000's):
Basic shares outstanding	323,804	323,818
Diluted shares outstanding	330,043	329,669

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	March 31,	December 31,
	2006	2005

ASSETS

Cash and cash equivalents	$32	$173
Accounts receivable - net	1,405	1,386
Inventories	391	373
Prepaid and other current assets	225	201
TOTAL CURRENT ASSETS	2,053	2,133

Property, plant and equipment (less accumulated depreciation of $6,771 at March 31, 2006 and $6,553 at December 31, 2005)	6,271	6,108
Goodwill	1,568	1,545
Other intangible assets - net	77	81
Other long-term assets	647	624
TOTAL ASSETS	$10,616	$10,491

LIABILITIES AND EQUITY

Accounts payable	$581	$639
Short-term debt	346	231
Current portion of long-term debt	285	290
Other current liabilities	862	841
TOTAL CURRENT LIABILITIES	2,074	2,001

Long-term debt	2,777	2,926
Other long-term obligations	1,433	1,460
TOTAL LIABILITIES	6,284	6,387

Commitments and contingencies (Note 9)

Minority interests	207	202
Shareholders' equity	4,125	3,902
TOTAL LIABILITIES AND EQUITY	$10,616	$10,491

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Quarter Ended March 31,
	2006	2005
OPERATIONS
Net income	$225	$195
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	171	162
Deferred income taxes	45	35
Stock option expense	11	-
Accounts receivable	(21)	(38)
Inventory	(16)	(12)
Prepaid and other current assets	(15)	(17)
Payables and accruals	(54)	78
Pension contributions	(92)	(71)
Other	(11)	(43)
Net cash provided by operating activities	243	289

INVESTING
Capital expenditures	(256)	(165)
Acquisitions	(3)	(2)
Divestitures and asset sales	5	13
Net cash used for investing activities	(254)	(154)

FINANCING
Short-term debt borrowings - net	9	(33)
Long-term debt borrowings	35	5
Long-term debt repayments	(102)	(12)
Excess tax benefit on stock option exercises	9	-
Minority interest transactions and other	2	(4)
Issuances of common stock	88	61
Purchases of common stock	(91)	(92)
Cash dividends	(81)	(58)
Net cash used for financing activities	(131)	(133)

Effect of exchange rate changes on cash and
cash equivalents	1	(1)
Change in cash and cash equivalents	(141)	1
Cash and cash equivalents, beginning-of-period	173	25
Cash and cash equivalents, end-of-period	$32	$26

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Dollar amounts in millions, except share data, shares in thousands)
(UNAUDITED)
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Retained	Comprehensive
Activity	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income (Loss)(b)	Total

Balance, January 1, 2006	363,713	$4	$2,489	41,374	$(1,356)	$4,022	$(1,257)	$3,902

Net income						225		225

Translation adjustments							73	73

Minimum pension liability,
net of $8 million of taxes							(11)	(11)

Comprehensive income(a)								287

Dividends on common stock ($0.25 per share)						(81)		(81)

Issuances of common stock:
For the dividend reinvestment
and stock purchase plan	25		1					1

For employee savings and
incentive plans	1,361		49	(1,147)	38			87

Purchases of common stock				1,755	(94)			(94)

Tax benefit from stock options			12					12

Stock option expense			11					11
Balance, March 31, 2006	365,099	$4	$2,562	41,982	$(1,412)	$4,166	$(1,195)	$4,125

(a) The components of comprehensive income are as follows:
	Quarter Ended March 31,
	2006	2005

Net income	$225	$195
Translation adjustments	73	(69)
Derivative instruments	-	1
Minimum pension liability	(11)	(2)
	$287	$125

(b) The components of accumulated other comprehensive income (loss) are as follows:
	March 31, 2006	December 31, 2005

Accumulated translation adjustments	$(977)	$(1,050)
Accumulated minimum pension liability	(217)	(206)
Accumulated derivatives	(1)	(1)
	$(1,195)	$(1,257)

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Summary of Significant Accounting Policies

Presentation of Condensed Consolidated Financial Statements - In the opinion of Praxair, Inc. (Praxair) management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented and such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to the consolidated financial statements of Praxair, Inc. and subsidiaries in Praxair's 2005 Annual Report. There have been no material changes to the company’s significant accounting policies during 2006 with the exception of the expensing of stock options as required by Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R).

Stock-Based Compensation - Effective January 1, 2006, the company adopted SFAS No. 123R and related interpretations which require the measurement and recognition of compensation expense for all share-based payments to employees and directors based on their fair value. Prior to 2006, the company accounted for stock options using the intrinsic value method under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, stock option expense was not recognized in net income as the exercise price of options granted was equal to the market value of the stock at the date of grant. The company provided pro forma net income and earnings per share amounts as if stock option expense had been recognized based on fair value in the footnotes, as required.

The company has elected the modified prospective transition method as permitted by SFAS No. 123R. Prior periods have not been restated to reflect the impact of stock option expense. Stock option expense will be recorded for all new and unvested stock options that are expected to vest over the service period beginning on January 1, 2006.

Prior to the adoption of SFAS No. 123R, the company presented tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of recognized compensation cost be classified as financing cash flows. For the quarter ended March 31, 2006, approximately $9 million in excess tax benefits were classified as financing cash flows.

Stock option expense is generally recognized on a straight-line basis over the stated vesting period. For stock option awards granted to full-retirement-eligible employees, expense is recognized over the period from the grant date to the date retirement eligibility is achieved.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year's presentation.

2. Stock-Based Compensation

The company adopted SFAS No. 123R effective January 1, 2006, resulting in the recognition of stock option expense of $11 million, $7 million after tax, during the quarter ended March 31, 2006. The impact to both basic and diluted earnings per share for the first quarter was $0.02. The expense was primarily recorded in selling, general and administrative expenses. There was no share-based compensation cost that was capitalized.

Summary of Plans

The company currently has two share-based compensation programs, the 2002 Praxair, Inc. Long-Term Incentive Plan (the 2002 Plan) and the 2005 Equity Compensation Plan for Non-Employee Directors of Praxair, Inc. (the 2005 Plan). Exercise prices for options granted under the 2002 and 2005 Plans may not be less than the closing market price of the company’s common stock on the date of grant and granted options may not be repriced or exchanged without shareholder approval. Options granted under the 2002 and 2005 Plans become exercisable after a minimum of one year after the date of grant and have a maximum duration of ten years. The aggregate number of shares available for option and other equity grants is limited to 31,600,000 shares for the 2002 Plan and 500,000 shares for the 2005 Plan. As of March 31, 2006, 13,637,849 and 425,220 shares remained available for equity grants under the 2002 and 2005 Plans, respectively.

The company has the ability to repurchase shares on the open market to satisfy share option exercises and issues shares from treasury stock upon the exercise of certain stock options.

For further detail regarding the company’s share-based compensation plans, refer to Note 17 to the consolidated financial statements included on page 58 of Praxair’s 2005 Annual Report.

Fair Value

The company utilizes the Black-Scholes Options-Pricing Model to determine the fair value of stock options under SFAS No. 123R, consistent with that used for pro forma disclosures in prior years. Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected life). Expected volatility is based on the historical volatility of the company’s stock over the most recent period commensurate with the estimated expected life of the company’s stock options and other factors. The expected life of options granted, which represents the period of time that the options are expected to be outstanding, is based, primarily, on historical data. The expected dividend yield is based on the company’s history and expectation of dividend payouts. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected life. If factors change and result in different assumptions in the application of SFAS No. 123R in future periods, the stock option expense that the company records for future grants may differ significantly from what the company has recorded in the current period.

The weighted-average fair value of options granted during the quarter ended March 31, 2006 was $10.84 ($10.14 in 2005) based on the Black-Scholes Options-Pricing model. The following weighted-average assumptions were used for grants in 2006 and 2005:

	Quarter ended March 31,
	2006	2005
Dividend yield	1.85%	1.63%
Volatility	17.64%	22.69%
Risk-free interest rate	4.65%	3.93%
Expected term years	5	5

Stock Option Activity

The following table summarizes option activity under the plans as of March 31, 2006 and changes during the period then ended (options are expressed in thousands; averages are calculated on a weighted basis; life in years; intrinsic value expressed in thousands):

			Average	Aggregate
	Number of	Average	Remaining	Intrinsic
Activity	Options	Exercise Price	Life	Value

Outstanding at December 31, 2005	21,644	$30.04
Granted	3,980	53.98
Exercised	(1,318)	25.80
Cancelled or expired	(11)	25.43
Outstanding at March 31, 2006	24,295	$34.20	6.9	$509,056

Exercisable at March 31, 2006	16,298	$27.50	5.7	$450,681

The aggregate intrinsic value represents the difference between the company’s closing stock price of $55.15 as of March 31, 2006 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during the first quarter of 2006 was $38 million ($27 million for 2005).

Cash received from option exercises under all share-based payment arrangements for the quarter ended March 31, 2006 was $34 million. The actual tax benefit realized from stock option exercises totaled $12 million for the quarter ended March 31, 2006.

As of March 31, 2006, $67 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.6 years. The total fair value of shares vested during the quarter ended March 31, 2006 was $39 million ($35 million for 2005).

In November 2005, the FASB issued FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides an elective alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R and reported in the Condensed Consolidated Statements of Cash Flows. Companies may take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The company is currently in the process of evaluating the alternative methods.

Pro Forma Information Under SFAS 123 for Periods Prior to 2006

The following table, which addresses the disclosure requirements of SFAS No. 148, illustrates the effect on net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable period:
(Millions of dollars, except per share data)	Quarter ended March 31, 2005
NET INCOME:
As reported	$195
Less: total stock-based employee compensation
expense determined under fair value based method
for all awards, net of $3 million tax	(6)
Pro forma net income	$189

BASIC EARNINGS PER SHARE:
As reported	$0.60
Pro forma	$0.58
DILUTED EARNINGS PER SHARE:
As reported	$0.59
Pro forma	$0.57

3. Inventories

The following is a summary of Praxair’s consolidated inventories:

	March 31,	December 31,
(Millions of dollars)	2006	2005

Raw materials and supplies	$102	$90
Work in process	58	67
Finished goods	231	216
	$391	$373

4. Debt

The following is a summary of Praxair’s outstanding debt at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
(Millions of dollars)	2006	2005

SHORT-TERM
Commercial paper and U.S. borrowings	$15	$-
Canadian borrowings	166	91
South American borrowings	35	32
Asian borrowings	81	95
European borrowings	43	9
Other international borrowings	6	4
Total short-term debt	346	231

LONG-TERM
U.S. borrowings
6.90% Notes due 2006	250	250
4.75% Notes due 2007	250	250
6.625% Notes due 2007	250	250
6.50% Notes due 2008	250	250
2.75% Notes due 2008 (a)	299	299
6.375% Notes due 2012 (a, b)	528	529
3.95% Notes due 2013 (a)	349	349
Other	9	9

European borrowings (c)	709	786
Canadian borrowings (c)	59	140
South American borrowings	62	54
Asian borrowings	30	34
Other international borrowings	4	4
Obligations under capital leases	13	12
	3,062	3,216
Less: current portion of long-term debt	(285)	(290)
Total long-term debt	2,777	2,926
Total debt	$3,408	$3,447

(a)	Amounts are net of unamortized discounts.
(b)	March 31, 2006 and December 31, 2005 include a $29 million and $30 million fair value increase, respectively, related to SFAS 133 hedge accounting. See Note 14 on page 57 of the 2005 Annual Report.
(c)	Classified as long-term because of the company’s intent to refinance this debt on a long-term basis and the availability of such financing under the terms of the respective agreements.

5. Financial Instruments

The following table is a summary of the notional amount of currency derivatives outstanding at March 31, 2006 and December 31, 2005 (all maturities within one year):

	March 31,	December 31,
(Millions of dollars)	2006	2005

CURRENCY CONTRACTS
Balance sheet items	$626	$749
Anticipated net income	-	12
Forecasted transactions	7	7
	$633	$768

Praxair enters into currency exchange forward contracts to manage its exposure to fluctuations in foreign currency exchange rates. Hedges of balance-sheet items are related to recorded balance-sheet exposures, including intercompany transactions. Hedges of forecasted transactions are for the purchase of equipment related to in-progress construction projects and have been designated as hedges for accounting purposes. The impact of the hedges of forecasted transactions will not be significant. There were no net income hedges outstanding at March 31, 2006 ($12 million at December 31, 2005 related to anticipated net income in South America which settled January 2, 2006). Additionally, there were no notional value currency-exchange contracts that effectively offset each other at March 31, 2006 ($104 million at December 31, 2005).

At March 31, 2006, the fair value of all derivative instruments has been recorded in the condensed consolidated balance sheet as $3 million in current assets and $4 million in current liabilities ($6 million in current assets at December 31, 2005). There were no interest-rate derivatives outstanding at March 31, 2006 or December 31, 2005.

6. Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:
	Quarter Ended March 31,
	2006	2005
NUMERATOR (Millions of dollars)
Net income used in basic and diluted EPS	$225	$195

DENOMINATOR (Thousands of shares)
Weighted average shares outstanding	322,770	322,710
Shares earned and issuable under
compensation plans	1,034	1,108
Weighted average shares used in basic
earnings per share	323,804	323,818

Effect of dilutive securities
Convertible debt	-	198
Employee stock options	6,239	5,653
Weighted average shares
used in diluted earnings per share	330,043	329,669

BASIC EARNINGS PER COMMON SHARE	$0.69	$0.60
DILUTED EARNINGS PER COMMON SHARE	$0.68	$0.59

There were 3,980,180 stock options for shares excluded in the computation of diluted earnings per share for the quarter ended March 31, 2006 because the exercise prices were greater than the average market price of the common stock. There were no stock options excluded in the computation for the quarter ended March 31, 2005.

7. Goodwill and Other Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires the company to perform an assessment at least annually as to whether there is an indication that the carrying value of goodwill is impaired at the reporting unit level. The annual impairment test is performed during the second quarter of each year.

Changes in the carrying amount of goodwill for the quarter ended March 31, 2006 were as follows:

	North	South			Surface
(Millions of dollars)	America	America	Europe	Asia	Technologies	Total

Balance, December 31, 2005	$991	$161	$293	$26	$74	$1,545

Acquisitions	1	1	-	-	-	2
Purchase adjustments	2	-	-	-	-	2
Foreign currency translation	(1)	14	4	1	1	19
Other	-	-	-	-	-	-
Balance, March 31, 2006	$993	$176	$297	$27	$75	$1,568

Changes in the carrying amount of other intangibles for the quarter ended March 31, 2006 were as follows:

	Customer & License/Use	Non-compete	Patents &
	Agreements	Agreements	Other	Total
Cost:
Balance, December 31, 2005	$71	$38	$17	$126
Additions	-	1	-	1
Foreign currency translation	-	-	-	-
Other	(1)	(2)	-	(3)
Balance, March 31, 2006	70	37	17	124
Less: Accumulated amortization
Balance, December 31, 2005	(22)	(18)	(5)	(45)
Amortization expense	(2)	(2)	(1)	(5)
Foreign currency translation	-	-	-	-
Other	1	2	-	3
Balance, March 31, 2006	(23)	(18)	(6)	(47)
Net balance at March 31, 2006	$47	$19	$11	$77

There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 12 years. Total estimated annual amortization expense is $10 million for the remainder of 2006; $13 million, $8 million, $7 million and $5 million for the years ended December 31, 2007, 2008, 2009 and 2010, respectively; and $34 million thereafter.

8. Pension and OPEB

The components of net pension and postretirement benefits other than pensions (OPEB) costs for the quarters ended March 31, 2006 and 2005 are shown below:

	Quarter Ended March 31,
	Pensions		OPEB
(Millions of dollars)	2006	2005	2006	2005

Service cost	$10	$9	$2	$1
Interest cost	24	22	4	4
Expected return on plan assets	(28)	(25)	-	-
Net amortization and deferral	7	5	-	-
Net periodic benefit cost	$13	$11	$6	$5

Praxair estimates that 2006 contributions to its pension plans will be in the area of $125 million, including required contributions. Contributions of $117 million have been made through April 2006.

9. Legal Proceedings

Praxair is subject to various lawsuits and government investigations from time to time. These actions are based upon alleged environmental, tax, antitrust and personal injury claims, among others. While Praxair may incur a loss in connection with some of these actions, management does not anticipate that they will have a material adverse effect on the company’s consolidated financial position, results of operations or cash flows in any given year (see Note 19 on page 63 of the 2005 Annual Report).

Among such matters are claims brought by welders alleging that exposure to manganese contained in welding fumes caused neurological injury. Praxair has never manufactured welding consumables. Such products were manufactured prior to 1985 by a predecessor company of Praxair. As of March 31, 2006, Praxair was a co-defendant with many other companies in 1,966 lawsuits alleging personal injury caused by manganese contained in welding fumes. There were a total of 8,624 individual claimants in these cases. The cases were pending in state or federal courts in Alabama, Arkansas, California, Georgia, Illinois, Kentucky, Louisiana, Mississippi, Missouri, Ohio, Tennessee, Texas, Utah and West Virginia. The federal cases are being transferred to the U.S. District Court for the Northern District of Ohio for coordinated pretrial proceedings. The plaintiffs seek unspecified compensatory and, in most instances, punitive damages. Eight of the cases are proposed class actions seeking medical monitoring on behalf of welders. None of the class actions have been certified. In the past, Praxair has either been dismissed from the cases with no payment or has settled a few cases for nominal amounts.

Praxair has strong defenses in these cases and intends to defend itself vigorously.

10. Segments

Sales and operating profit by segment for the quarters ended March 31, 2006 and 2005 are shown below. Effective in 2006, Praxair changed its presentation of segment sales to reflect external sales only. Segment operating profit was not impacted. Prior period information has been reclassified to conform to current period presentation (for a description of Praxair’s operating segments, refer to Note 4 to the consolidated financial statements included on page 49 of Praxair’s 2005 Annual Report):

	Quarter Ended March 31,
(Millions of dollars)	2006	2005

SALES(a)
North America	$1,169	$1,060
Europe	268	285
South America	317	244
Asia	147	122
Surface Technologies (b)	125	116
	$2,026	$1,827

OPERATING PROFIT
North America	$200	$166
Europe	59	67
South America	57	43
Asia	23	22
Surface Technologies	13	11
	$352	$309

(a)	Represents external sales. Intersegment sales, primarily from North America, totaled $17 million and $13 million for the quarters ended March 31, 2006 and 2005, respectively.
(b)
On March 31, 2006, Praxair reached agreement to sell its aviation service business, which contributed full year
2005 sales of approximately $80 million ($67 million of which was reflected in the Surface Technologies segment).
Praxair anticipates the sale to close by the end of the second quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results

The following table provides summary data for the quarters ended March 31, 2006 and 2005:

	Quarter Ended March 31,
(Dollar amounts in millions)	2006	2005	Variance

Sales	$2,026	$1,827	+11%
Gross margin(a)	$819	$718	+14%
As a percent of sales	40.4%	39.3%
Selling, general and administrative	$273	$245	+11%
As a percent of sales	13.5%	13.4%
Depreciation and amortization	$171	$162	+6%
Other income (expenses) - net	$(2)	$18
Operating profit	$352	$309	+14%
Interest expense - net	$38	$42	-10%
Effective tax rate	26.4%	25.8%
Net income	$225	$195	+15%

(a)  Gross margin excludes depreciation and amortization expense.

Sales increased $199 million, or 11%, in the first quarter versus 2005. Price increases of 6% were predominantly realized in North and South America due to pricing actions, the pass-through of higher power costs and surcharges. Volume growth of 3% reflects continued strong volumes to the manufacturing, electronics, metals and oil recovery end-markets, the impact of which was partially offset by lower on-site volumes due to a large customer outage on the U.S. Gulf Coast in the refining industry. Currency favorably impacted sales growth by 1%. The pass-through of natural gas costs to on-site hydrogen customers increased sales 1% for the quarter with minimal impact on operating profit.

Gross margin in 2006 improved $101 million, or 14%, for the first quarter versus 2005. The 110 basis point increase in first quarter gross margin percentage, to 40.4%, was due primarily to realized price increases and cost efficiency and reduction programs which substantially outpaced underlying inflationary cost pressures.

Selling, general and administrative expenses for the first quarter were $273 million, or 13.5% of sales, versus $245 million, or 13.4% of sales, for the respective 2005 period. Stock option expense increased selling, general and administrative expenses by $10 million. The remaining increase was due to currency, acquisitions, and inflationary pressures partially offset by productivity initiatives.

Depreciation and amortization expense increased $9 million, or 6%, for the quarter ended March 31, 2006 versus 2005. The increase was principally due to the incremental impact of capital spending and currency effects.

Other income (expenses) - net for the 2005 first quarter included a $20 million gain resulting from a favorable settlement of a customer obligation partially offset by a $9 million charge for various legal matters and insurance accruals.

Operating profit increased $43 million for the first quarter versus 2005. Stock option expense reduced 2006 operating profit by $11 million. 2005 operating profit included a net $11 million gain discussed in other income (expense) - net above. Including pro forma stock option expense of $9 million in 2005, underlying operating profit increased $52 million, or 17%. This increase was principally driven by strong realized price increases and the continued impact of focused productivity initiatives.

Interest expense - net decreased $4 million, or 10%, for the first quarter of 2006 versus 2005 as a result of lower debt balances.

The effective tax rate was 26.4% for the first quarter versus 25.8% in 2005. This increase was due primarily to higher earnings contributions in countries with higher marginal tax rates.

Net income increased $30 million, or 15%, for the first quarter versus 2005. Stock option expense reduced 2006 net income by $7 million. Operating profit growth was the primary driver of the net income improvement and was marginally reduced by a slightly higher effective tax rate for the period.

The number of employees at March 31, 2006 was 27,231, reflecting a decline of 75 employees from December 31, 2005.

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows:

	Quarter Ended March 31,
(Dollar amounts in millions)	2006	2005	Variance

SALES(a)
North America	$1,169	$1,060	+10%
Europe	268	285	-6%
South America	317	244	+30%
Asia	147	122	+20%
Surface Technologies	125	116	+8%
	$2,026	$1,827	+11%

OPERATING PROFIT
North America	$200	$166	+20%
Europe	59	67	-12%
South America	57	43	+33%
Asia	23	22	+5%
Surface Technologies	13	11	+18%
	$352	$309	+14%

(a) 2005 sales have been reclassified to conform to the 2006 presentation. See Note 10 to the condensed consolidated financial statements.

North America

Sales increased $109 million, or 10%, for the first quarter versus 2005. Pricing increased sales by 6% due to the contractual pass-through of higher power costs to on-site customers, surcharges for higher power and transportation fuel costs for merchant and packaged gases, and the impact of pricing actions. Volume growth increased 2% reflecting continued strength in merchant liquid and packaged gases volumes to the metals, manufacturing and electronics end-markets which was partially offset by lower on-site volumes due to a large U.S. Gulf Coast customer outage in the refining industry. Currency contributed 1% to sales growth for the quarter. The pass-through of natural gas costs to on-site hydrogen customers increased sales by $13 million, or 1% for the quarter with minimal impact on operating profit.

Operating profit increased $34 million for the first quarter versus 2005. 2006 included $6 million of stock option expense. Including pro forma stock option expense of $5 million in 2005, operating profit increased 24%. Realized price increases and the continued focus on productivity initiatives were the primary drivers to the strong organic operating profit growth. Favorable currency had a small impact on operating profit growth during the quarter.

Europe

Sales decreased $17 million, or 6%, for the first quarter versus 2005. Excluding the unfavorable impact of currency, sales increased $10 million, or 4%, principally due to higher merchant liquid and packaged gas volumes in Spain and Western Europe and the favorable impact of pricing.

Operating profit decreased $8 million for the first quarter versus 2005. 2006 included $1 million for stock option expense. Excluding the unfavorable impact of currency in 2006 and including pro forma stock option expense of $1 million in 2005, underlying operating profit was flat. On-site volumes decreased as a result of two major customer plant outages. Productivity initiatives continued to offset inflationary pressures on Europe’s variable cost structure.

South America

Sales increased $73 million, or 30%, for the first quarter versus 2005. Excluding the impact of currency, sales increased 12% primarily due to stronger pricing to on-site and merchant liquid customers in the energy, manufacturing and food and beverage end-markets. Strong volumes to the food and beverage and manufacturing end-markets were largely offset by weaker volumes to the metals end-market caused by a customer outage.

Operating profit increased $14 million for the first quarter versus 2005. 2006 included $2 million of stock option expense. Including pro forma stock option expense of $1 million in 2005, operating profit increased 36% of which favorable currency contributed 20% growth for the quarter. Strong sales volumes contributed to approximately half of the organic operating profit growth. Higher pricing and cost-reduction programs continued to outpace inflationary pressures, favorably contributing to operating profit growth.

Asia

Sales increased $25 million, or 20%, for the first quarter versus 2005. Sales growth was principally due to strong volumes to the metals and electronics end-markets as demand for specialty gas in the semiconductor and LCD markets and sputtering targets remained strong.

Operating profit increased $1 million for the first quarter versus 2005. 2006 included $1 million of stock option expense. Including pro forma stock option expense of $1 million for 2005, operating profit increased 10%. Increased sales volumes were the primary driver in operating profit growth. Pricing and productivity initiatives largely offset inflationary pressures on Asia’s cost structure.

Surface Technologies

Sales increased $9 million, or 8%, for the first quarter versus 2005. Excluding the impact of currency, sales increased 12% for the quarter. Higher volumes of industrial coatings for power turbines, oil field service components, and OEM aircraft engine parts strongly contributed to volume growth of 7%. Realized price increases were 5%.

Operating profit increased $2 million for the first quarter versus 2005. 2006 included $1 million of stock option expense. Including pro forma stock option expense of $1 million in 2005, operating profit increased 30%. The increase was principally driven by higher sales volumes and the favorable benefits of ongoing cost reduction actions and pricing actions to offset increasing raw material costs.

On March 31, 2006, Praxair reached agreement to sell its aviation service business, which contributed full year 2005 sales of approximately $80 million ($67 million of which was reflected in the Surface Technologies segment). Praxair anticipates the sale will close by the end of the second quarter.

Currency

The results of Praxair’s non-U.S. operations are translated to the company’s reporting currency, the U.S. dollar, from the functional currencies used in the countries in which the company operates. For most foreign operations, Praxair uses the local currency as its functional currency. There is inherent variability and unpredictability in the relationship of these functional currencies to the U.S. dollar and such currency movements may materially impact Praxair’s results of operations in any given period.

To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percent of
	Q1 2006	Income Statement		Balance Sheet
	Consolidated	First Quarter Average		March 31,	December 31,
Currency	Sales (a)	2006	2005	2006	2005
European euro	15%	0.83	0.75	0.83	0.85
Brazilian real	13%	2.19	2.66	2.17	2.34
Canadian dollar	10%	1.16	1.23	1.17	1.17
Mexican peso	5%	10.56	11.16	11.01	10.68
Chinese RMB	2%	8.06	8.28	8.03	8.07
Indian rupee	2%	44.59	43.74	44.70	45.20
Korean won	2%	984	1,028	976	1,013
Argentinean peso	1%	3.07	2.93	3.08	3.03
Venezuelan bolivar	< 1%	2,150	1,987	2,150	2,150

(a)	Certain Surface Technologies segment sales are included in European and Brazilian sales.

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Quarter Ended March 31,
	2006	2005
NET CASH PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
Net income	$225	$195
Depreciation and amortization	171	162
Accounts receivable	(21)	(38)
Inventory	(16)	(12)
Payables and accruals	(54)	78
Pension contributions	(92)	(71)
Other - net	30	(25)
Net cash provided by operating activities	$243	$289

INVESTING ACTIVITIES
Capital expenditures	$(256)	$(165)
Acquisitions	(3)	(2)
Divestitures and asset sales	5	13
Net cash used for investing activities	$(254)	$(154)

FINANCING ACTIVITIES
Debt reductions - net	$(58)	$(40)
Excess tax benefit on stock option exercises	9	-
Issuances of common stock	88	61
Purchases of common stock	(91)	(92)
Cash dividends	(81)	(58)
Minority transactions and other	2	(4)
Net cash used for financing activities	$(131)	$(133)

Cash Flow from Operations

Cash provided by operations of $243 million for the first quarter decreased $46 million versus 2005. The decline was principally a result of reduced accounts payable levels as a result of lower capital expenditures sequentially from the fourth quarter of 2005. Pension contributions of $92 million were made primarily into U.S. pension plans in the first quarter 2006.

Investing

Net cash used for investing of $254 million for the first quarter increased $100 million, or 65%, versus 2005 primarily due to an increase in capital expenditures in North America and Asia versus the year ago periods.

Financing

Cash used for financing activities of $131 million for the first quarter was consistent with 2005 levels. At March 31, 2006, Praxair's total debt outstanding was $3,408 million, $39 million lower than $3,447 million at December 31, 2005. This decrease was due primarily to net cash repayments of $58 million. Cash dividends of $81 million increased $23 million from the year ago period. For the quarter ended March 31, 2006, cash dividends were $0.25 per share compared to $0.18 per share for 2005, an increase of 39%.

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

(Dollar amounts in millions)	March 31,	December 31,
	2006	2005
TOTAL CAPITAL
Debt	$3,408	$3,447
Minority interests	207	202
Shareholders' equity	4,125	3,902
	$7,740	$7,551

DEBT-TO-CAPITAL RATIO	44.0%	45.6%

	Quarter Ended
	March 31,
	2006	2005

AFTER-TAX RETURN ON CAPITAL (ROC)
Adjusted operating profit (a)	$352	$300
Less: adjusted taxes (a)	(83)	(66)
Less: tax benefit on interest expense (b)	(10)	(11)
Add: equity income	2	4
	$261	$227

Beginning capital	$7,551	$7,358
Ending capital	$7,740	$7,321
Average capital	$7,646	$7,340

ROC %	3.4%	3.1%

ROC % (annualized)	13.7%	12.4%

(a) 2005 amounts have been adjusted to include pro forma stock option expense of $9 million, $6 million net of tax.
(b) Tax benefit on interest expense is based on Praxair’s underlying effective tax rates of 26.5% for 2006 and 26% for 2005.

New Accounting Standards

During the first quarter 2006, there were no new accounting standards issued having a material impact to the company. Refer to Note 1 to the consolidated financial statements included on page 45 of the company’s 2005 Annual Report for a discussion of recently issued accounting standards.

Outlook

For the second quarter of 2006, diluted earnings per share are expected to be in the range of $0.68 to $0.71.

For the full year of 2006, Praxair expects continued year-over-year sales growth in the area of 10%. Diluted earnings per share are expected to be in the range of $2.74 to $2.82, including an estimated stock option expense of $0.08 per share. Full-year capital expenditures are expected to be in the area of $900 million to $950 million, supporting a growing backlog of new projects and new business in all geographic regions. Praxair expects an effective tax rate in the range of 26% to 27% for 2006.

Praxair provides quarterly updates on operating results, material trends that may affect financial performance, and financial earnings guidance via quarterly earnings releases and investor teleconferences. These updates are available on the company’s website: www.praxair.com, but are not incorporated herein.

Forward-looking Statements

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s reasonable expectations and assumptions as of the date the statements are made but involve risks and uncertainties. These risks and uncertainties include, without limitation: the performance of stock markets generally; developments in worldwide and national economies and other international events and circumstances; changes in foreign currencies and in interest rates; the cost and availability of electric power, natural gas and other raw materials; the ability to achieve price increases to offset cost increases; catastrophic events; the ability to attract, hire, and retain qualified personnel; the impact of changes in financial accounting standards; the impact of tax and other legislation and government regulation in jurisdictions in which the company operates; the cost and outcomes of litigation and regulatory agency actions; continued timely development and market acceptance of new products and applications; the impact of competitive products and pricing; future financial and operating performance of major customers and industries served; and the effectiveness and speed of integrating new acquisitions into the business. These risks and uncertainties may cause actual future results or circumstances to differ materially from the projections or estimates contained in the forward-looking statements. The company assumes no obligation to update or provide revisions to any forward-looking statement in response to changing circumstances. The above listed risks and uncertainties are further described in Item 1A (Risk Factors) in the company’s latest Annual Report on Form 10-K filed with the SEC which should be reviewed carefully. Please consider the company’s forward-looking statements in light of those risks.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to the “Market Risks and Sensitivity Analyses” discussion on page 43 in the Management's Discussion and Analysis section of Praxair's 2005 Annual Report.

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

(b)
There were no changes in Praxair’s internal control over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, Praxair’s internal control over financial reporting.

PART II - OTHER INFORMATION

Praxair, Inc. and Subsidiaries

Item 1. Legal Proceedings

See Note 9 to the condensed consolidated financial statements for a description of current legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. to Part I of Praxair’s 2005 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities - Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended March 31, 2006 is provided below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Program(2)
	(Thousands)		(Thousands)
January 2006	100	$52.22	100	N/A
February 2006	1,000	51.90	1,000	N/A
March 2006	615	55.62	615	N/A
First Quarter 2006	1,715	$53.25	1,715	N/A

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Praxair, Inc. was held on April 25, 2006.

Four directors were elected at that meeting, with vote results as follows:

Nominee	Votes for	Votes withheld
Stephen F. Angel	272,073,345	9,583,502
Claire W. Gargalli	271,979,887	9,676,960
G. Jackson Ratcliffe, Jr.	271,649,209	10,007,638
Dennis H. Reilley	271,546,948	10,109,899

The other directors whose terms of office continue after that meeting are:  Jose P. Alves, Ira D. Hall, Ronald L. Kuehn, Jr., Raymond W. LeBoeuf, Wayne T. Smith, H. Mitchell Watson, Jr., and Robert L. Wood.

Also at that meeting, a proposal to amend Praxair’s certificate of incorporation to declassify the Board of Directors was properly presented and voted upon.  Having received the affirmative vote of a majority of the shares of common stock outstanding, the proposal was approved.  The vote was 231,458,438 shares voted for, 9,576,834 shares voted against, 6,526,507 shares abstained, and 34,095,068 shares that were broker non-votes.  The shares voted FOR the proposal represented 71.7% of the shares outstanding.

In addition, a proposal to re-approve performance goals under Praxair’s Section 162(m) plan was properly presented and voted upon.  Having received a majority of the votes cast at the meeting, the proposal was approved.  The vote was 268,643,903 shares voted for, 10,501,874 shares voted against, 2,511,070 shares abstained, and zero shares that were broker non-votes.   The shares voted FOR the proposal represented 96.2% of the votes cast.

Finally, a proposal to ratify the appointment of the independent auditor was properly presented and voted upon.  Having received a majority of the votes cast at the meeting, the proposal was approved.  The vote was 274,758,431 shares voted for, 5,042,946 shares voted against, 1,855,470 shares abstained, and zero shares that were broker non-votes.    The shares voted FOR the proposal represented 98.2% of the votes cast.

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

PRAXAIR, INC.

(Registrant)

Date: April 26, 2006	By: /s/ Patrick M. Clark

Patrick M. Clark
Vice President and Controller
(On behalf of the Registrant
and as Chief Accounting Officer)