Form 10-Q
period 2006-06-30
PRAXAIR INC
filed 2006-07-26
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

At June 30, 2006, 322,358,375 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PART I - FINANCIAL INFORMATION

Praxair, Inc. and Subsidiaries

Item 1. Financial Statements

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended June 30,
	2006	2005

SALES	$2,076	$1,919
Cost of sales, exclusive of
depreciation and amortization	1,238	1,167
Selling, general and administrative	271	247
Depreciation and amortization	174	163
Research and development	22	19
Other income (expense) - net	11	(1)
OPERATING PROFIT	382	322
Interest expense - net	41	41
INCOME BEFORE INCOME TAXES	341	281
Income taxes	90	64
	251	217
Minority interests	(7)	(13)
Income from equity investments	3	5
NET INCOME	$247	$209

PER SHARE DATA:

Basic earnings per share	$0.76	$0.65

Diluted earnings per share	$0.75	$0.63

Cash dividends per share	$0.25	$0.18

WEIGHTED AVERAGE SHARES OUTSTANDING (000's):
Basic shares outstanding	323,519	323,898
Diluted shares outstanding	329,880	329,818

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005

SALES	$4,102	$3,746
Cost of sales, exclusive of
depreciation and amortization	2,445	2,276
Selling, general and administrative	544	492
Depreciation and amortization	345	325
Research and development	43	39
Other income (expense) - net	9	17
OPERATING PROFIT	734	631
Interest expense - net	79	83
INCOME BEFORE INCOME TAXES	655	548
Income taxes	173	133
	482	415
Minority interests	(15)	(20)
Income from equity investments	5	9
NET INCOME	$472	$404

PER SHARE DATA:

Basic earnings per share	$1.46	$1.25

Diluted earnings per share	$1.43	$1.23

Cash dividends per share	$0.50	$0.36

WEIGHTED AVERAGE SHARES OUTSTANDING (000's):
Basic shares outstanding	323,661	323,858
Diluted shares outstanding	329,624	329,756

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	June 30,	December 31,
	2006	2005

ASSETS

Cash and cash equivalents	$21	$173
Accounts receivable - net	1,453	1,386
Inventories	396	373
Prepaid and other current assets	216	201
TOTAL CURRENT ASSETS	2,086	2,133

Property, plant and equipment (less accumulated depreciation of $6,965 at June 30, 2006 and $6,553 at December 31, 2005)	6,417	6,108

Goodwill	1,590	1,545
Other intangible assets - net	74	81
Other long-term assets	672	624
TOTAL ASSETS	$10,839	$10,491

LIABILITIES AND EQUITY

Accounts payable	$576	$639
Short-term debt	587	231
Current portion of long-term debt	288	290
Other current liabilities	882	841
TOTAL CURRENT LIABILITIES	2,333	2,001

Long-term debt	2,579	2,926
Other long-term obligations	1,455	1,460
TOTAL LIABILITIES	6,367	6,387

Commitments and contingencies (Note 10)

Minority interests	203	202
Shareholders' equity	4,269	3,902
TOTAL LIABILITIES AND EQUITY	$10,839	$10,491

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
OPERATIONS
Net income	$472	$404
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	345	325
Deferred income taxes	54	33
Stock option expense	22	-
Accounts receivable	(76)	(59)
Inventory	(20)	(23)
Prepaid and other current assets	(13)	(30)
Payables and accruals	(15)	74
Pension contributions	(118)	(72)
Other	(16)	27
Net cash provided by operating activities	635	679

INVESTING
Capital expenditures	(526)	(363)
Acquisitions	(6)	(5)
Divestitures and asset sales	13	13
Net cash used for investing activities	(519)	(355)

FINANCING
Short-term debt borrowings - net	128	33
Long-term debt borrowings	66	21
Long-term debt repayments	(248)	(185)
Excess tax benefit on stock option exercises	12	-
Minority interest transactions and other	(5)	(7)
Issuances of common stock	156	126
Purchases of common stock	(217)	(192)
Cash dividends	(161)	(116)
Net cash used for financing activities	(269)	(320)

Effect of exchange rate changes on cash and
cash equivalents	1	(1)
Change in cash and cash equivalents	(152)	3
Cash and cash equivalents, beginning-of-period	173	25
Cash and cash equivalents, end-of-period	$21	$28

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Dollar amounts in millions, except share data, shares in thousands)
(UNAUDITED)
							Accumulated
			Additional				Other
	Common Stock		Paid-In	Treasury Stock		Retained	Comprehensive
Activity	Shares	Amounts	Capital	Shares	Amounts	Earnings	Income (Loss)(b)	Total

Balance, January 1, 2006	363,713	$4	$2,489	41,374	$(1,356)	$4,022	$(1,257)	$3,902

Net income						472		472

Translation adjustments							94	94

Minimum pension liability,							(11)	(11)
net of $8 million of taxes

Comprehensive income(a)								555

Dividends on common stock ($0.50 per share)						(161)		(161)

Issuances of common stock:
For the dividend reinvestment
and stock purchase plan	49		3					3

For employee savings and
incentive plans	1,882		82	(2,063)	70			152

Purchases of common stock				3,975	(220)			(220)

Tax benefit from stock options			16					16

Stock option expense			22					22
Balance, June 30, 2006	365,644	$4	$2,612	43,286	$(1,506)	$4,333	$(1,174)	$4,269

(a) The components of comprehensive income are as follows:
	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net income	$247	$209.	$472	$404.
Translation adjustments	21	47	94	(22)
Derivative instruments	-	(1)	-	-
Minimum pension liability	-	-	(11)	(2)
	$268	$255	$555	$380

(b) The components of accumulated other comprehensive income (loss) are as follows:
	June 30, 2006	December 31, 2005

Accumulated translation adjustments	$(956)	$(1,050)
Accumulated minimum pension liability	(217)	(206)
Accumulated derivatives	(1)	(1)
	$(1,174)	$(1,257)

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

Stock-Based Compensation - Effective January 1, 2006, the company adopted SFAS No. 123R and related interpretations which require the measurement and recognition of compensation expense for all share-based payments to employees and directors based on their fair value. Prior to 2006, the company accounted for stock options using the intrinsic value method under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, stock option expense was not recognized in net income as the exercise price of options granted was equal to the market value of the stock at the date of grant. The company provided pro forma net income and earnings per share amounts in the footnotes as if stock option expense had been recognized based on fair value, as required.

The company has elected the modified prospective transition method as permitted by SFAS No. 123R. Prior periods have not been restated to reflect the impact of stock option expense. Stock option expense will be recorded for all new and unvested stock options that are expected to vest over the service period beginning on January 1, 2006.

Prior to the adoption of SFAS No. 123R, the company presented tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of recognized compensation cost be classified as financing cash flows. For the six months ended June 30, 2006, approximately $12 million in excess tax benefits were classified as financing cash flows.

Stock option expense is generally recognized on a straight-line basis over the stated vesting period. For stock option awards granted to full-retirement-eligible employees, expense is recognized over the period from the grant date to the date retirement eligibility is achieved.

Refer to Note 3 to the condensed consolidated financial statements for further stock-based compensation disclosures.

Reclassifications - Certain prior year amounts have been reclassified to conform to the current year's presentation.

2. Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. This interpretation is effective on January 1, 2007 for Praxair and the company is currently in the process of evaluating the impact of this interpretation on the consolidated financial statements.

3. Stock-Based Compensation

The company adopted SFAS No. 123R effective January 1, 2006, resulting in the recognition of stock option expense of $11 million, $7 million after tax, for the quarter ended June 30, 2006. Stock option expense recognized for the six months ended June 30, 2006 was $22 million, $14 million after tax. The impact to both basic and diluted earnings per share was $0.02 and $0.04 for the quarter and six months ended June 30, 2006, respectively. The expense for both periods was primarily recorded in selling, general and administrative expenses. There was no share-based compensation cost that was capitalized.

Summary of Plans

The company currently has two share-based compensation programs, the 2002 Praxair, Inc. Long-Term Incentive Plan (the 2002 Plan) and the 2005 Equity Compensation Plan for Non-Employee Directors of Praxair, Inc. (the 2005 Plan). Exercise prices for options granted under the 2002 and 2005 Plans may not be less than the closing market price of the company’s common stock on the date of grant and granted options may not be repriced or exchanged without shareholder approval. Options granted under the 2002 and 2005 Plans become exercisable after a minimum of one year after the date of grant and have a maximum duration of ten years. The aggregate number of shares available for option and other equity grants is limited to 31,600,000 shares for the 2002 Plan and 500,000 shares for the 2005 Plan. As of June 30, 2006, 13,625,018 and 425,220 shares remained available for equity grants under the 2002 and 2005 Plans, respectively.

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

The weighted-average fair value of options granted during the quarter and six months ended June 30, 2006 was $11.57 and $10.85, respectively, ($11.32 and $10.15 for the same time periods in 2005, respectively) based on the Black-Scholes Options-Pricing model. The following weighted-average assumptions were used for grants in 2006 and 2005:

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	1.83%	1.51%	1.85%	1.63%
Volatility	17.67%	22.69%	17.64%	22.69%
Risk-free interest rate	5.07%	4.16%	4.65%	3.93%
Expected term years	5	5	5	5

Stock Option Activity

The following table summarizes option activity under the plans as of June 30, 2006 and changes during the six-month period then ended (options are expressed in thousands; averages are calculated on a weighted basis; life in years; intrinsic value expressed in thousands):

			Average	Aggregate
	Number of	Average	Remaining	Intrinsic
Activity	Options	Exercise Price	Life	Value

Outstanding at December 31, 2005	21,644	$30.04
Granted	4,006	$53.99
Exercised	1,832	$25.99
Cancelled or expired	28	$34.72
Outstanding at June 30, 2006	23,790	$34.38	6.7	$466,747
Exercisable at June 30, 2006	15,820	$27.56	5.5	$418,338

The aggregate intrinsic value represents the difference between the company’s closing stock price of $54 as of June 30, 2006 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during the quarter and six months ended June 30, 2006 was $15 million and $53 million, respectively ($22 million and $49 million for the same time periods in 2005, respectively).

Cash received from option exercises under all share-based payment arrangements for the quarter and six months ended June 30, 2006 was $14 million and $48 million, respectively. The actual tax benefit realized from stock option exercises totaled $5 million and $17 million, respectively, for the quarter and six months ended June 30, 2006.

As of June 30, 2006, $56 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.5 years.

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

Pro Forma Information Under SFAS 123 for Periods Prior to 2006

The following table, which addresses the disclosure requirements of SFAS No. 148, illustrates the effect on net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable periods:

(Millions of dollars, except per share data)	Quarter Ended June 30, 2005(a)	Six Months Ended June 30, 2005(a)

NET INCOME:
As reported	$209	$404
Less: total stock-based employee compensation
expense determined under fair value based method for all awards, net of $4 million and $7 million of income taxes in the quarter and six months, respectively	(7)	(13)
Pro forma net income	$202	$391

BASIC EARNINGS PER SHARE:
As reported	$0.65	$1.25
Pro forma	$0.63	$1.21
DILUTED EARNINGS PER SHARE:
As reported	$0.63	$1.23
Pro forma	$0.61	$1.19

(a) Pro forma net income amounts for the quarter and six months ended June 30, 2005 have been reduced by $1 million ($0.00 per diluted share) from amounts previously reported, reflecting a change in expense recognition methodology related to full-retirement eligible employees. See Note 1 on page 47 of the 2005 Annual Report.
4. Inventories

The following is a summary of Praxair’s consolidated inventories:

	June 30,	December 31,
(Millions of dollars)	2006	2005

Raw materials and supplies	$111	$90
Work in process	54	67
Finished goods	231	216
	$396	$373

5. Debt

The following is a summary of Praxair’s outstanding debt at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
(Millions of dollars)	2006	2005

SHORT-TERM
Commercial paper and U.S. borrowings	$107	$-
Canadian borrowings	174	91
South American borrowings	36	32
Asian borrowings	88	95
European borrowings	163	9
Other international borrowings	19	4
Total short-term debt	587	231

LONG-TERM
U.S. borrowings
6.90% Notes due 2006	250	250
4.75% Notes due 2007	250	250
6.625% Notes due 2007	250	250
6.50% Notes due 2008	250	250
2.75% Notes due 2008 (a)	299	299
6.375% Notes due 2012 (a, b)	527	529
3.95% Notes due 2013 (a)	349	349
Other	8	9

European borrowings (c)	565	786
Canadian borrowings (c)	-	140
South American borrowings	76	54
Asian borrowings	26	34
Other international borrowings	5	4
Obligations under capital leases	12	12
	2,867	3,216
Less: current portion of long-term debt	(288)	(290)
Total long-term debt	2,579	2,926
Total debt	$3,454	$3,447

(a)	Amounts are net of unamortized discounts.
(b)	June 30, 2006 and December 31, 2005 include a $28 million and $30 million fair value increase, respectively, related to SFAS 133 hedge accounting. See Note 14 on page 57 of the 2005 Annual Report.
(c)	Classified as long-term because of the company’s intent to refinance this debt on a long-term basis and the availability of such financing under the terms of the respective agreements.

6. Financial Instruments

The following table is a summary of the notional amount of currency derivatives outstanding at June 30, 2006 and December 31, 2005 (all maturities within one year):

	June 30,	December 31,
(Millions of dollars)	2006	2005

CURRENCY CONTRACTS
Balance sheet items	$534	$749
Anticipated net income	-	12
Forecasted transactions	8	7
	$542	$768

Praxair enters into currency exchange forward contracts to manage its exposure to fluctuations in foreign currency exchange rates. Hedges of balance-sheet items are related to recorded balance-sheet exposures, including intercompany transactions. Hedges of forecasted transactions are for the purchase of equipment related to in-progress construction projects and have been designated as hedges for accounting purposes. The impact of the hedges of forecasted transactions will not be significant. There were no net income hedges outstanding at June 30, 2006 ($12 million at December 31, 2005 related to anticipated net income in South America which settled January 2, 2006). Additionally, there were no notional value currency-exchange contracts that effectively offset each other at June 30, 2006 ($104 million at December 31, 2005).

At June 30, 2006, the fair value of all derivative instruments was recorded in the condensed consolidated balance sheet as $2 million in current assets and $2 million in current liabilities ($6 million in current assets at December 31, 2005). There were no interest-rate derivatives outstanding at June 30, 2006 or December 31, 2005.

7. Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
NUMERATOR (MILLIONS OF DOLLARS)
Net income used in basic and diluted EPS	$247	$209	$472	$404

DENOMINATOR (THOUSANDS OF SHARES)
Weighted average shares outstanding	322,470	322,802	322,620	322,756
Shares earned and issuable under
compensation plans	1,049	1,096	1,041	1,102
Weighted average shares used in basic
earnings per share	323,519	323,898	323,661	323,858

Effect of dilutive securities
Convertible debt	-	163	-	181
Employee stock options	6,361	5,757	5,963	5,717
Weighted average shares
used in diluted earnings per share	329,880	329,818	329,624	329,756

BASIC EARNINGS PER COMMON SHARE	$0.76	$0.65	$1.46	$1.25
DILUTED EARNINGS PER COMMON SHARE	$0.75	$0.63	$1.43	$1.23

There were 25,100 stock options for shares excluded in the computation of diluted earnings per share for the quarter ended June 30, 2006 because the exercise prices were greater than the average market price of the common stock. Stock options for 65,000 shares were excluded in the computation for the quarter ended June 30, 2005. Stock options for 3,999,180 and 65,000 shares for the six months ended June 30, 2006 and 2005, respectively, were excluded in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

8. Goodwill and Other Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires the company to perform an assessment at least annually as to whether there is an indication that the carrying value of goodwill is impaired at the reporting unit level. The annual impairment tests for 2005 and 2006 were performed during the second quarter of each year and no impairments were indicated.

Changes in the carrying amount of goodwill for the six months ended June 30, 2006 were as follows:

	North	South			Surface
(Millions of dollars)	America	America	Europe	Asia	Technologies	Total

Balance, December 31, 2005	$991	$161	$293	$26	$74	$1,545

Acquisitions	1	1	-	-	-	2
Purchase adjustments	2	-	-	-	-	2
Foreign currency translation	2	15	18	1	3	39
Other	-	-	2	-	-	2

Balance, June 30, 2006	$996	$177	$313	$27	$77	$1,590

Changes in the carrying amount of other intangibles for the six months ended June 30, 2006 were as follows:

	Customer &
	License/Use	Non-Compete	Patents &
	Agreements	Agreements	Other	Total
Cost:
Balance, December 31, 2005	$71	$38	$17	$126
Additions	-	1	-	1
Foreign currency translation	1	1	-	2
Other	(5)	(2)	-	(7)
Balance, June 30, 2006	$67	$38	$17	$122
Less: Accumulated amortization
Balance, December 31, 2005	$(22)	$(18)	$(5)	$(45)
Amortization expense	(3)	(4)	(1)	(8)
Foreign currency translation	-	-	-	-
Other	3	2	-	5
Balance, June 30, 2006	$(22)	$(20)	$(6)	$(48)
Net balance at June 30, 2006	$45	$18	$11	$74

There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 12 years. Total estimated annual amortization expense is $8 million for the remainder of 2006; $12 million, $9 million, $7 million and $6 million for the years ended December 31, 2007, 2008, 2009 and 2010, respectively; and $32 million thereafter.

9. Pension and OPEB

The components of net pension and postretirement benefits other than pensions (OPEB) costs for the quarters and six-month periods ended June 30, 2006 and 2005 are shown below:

	Quarter Ended June 30,				Six Months Ended June 30,
	Pensions		OPEB		Pensions		OPEB
(Millions of dollars)	2006	2005	2006	2005	2006	2005	2006	2005

Service cost	$11	$9	$2	$2	$21	$18	$4	$3
Interest cost	24	22	4	4	48	44	8	8
Expected return on plan assets	(29)	(25)	-	-	(57)	(50)	-	-
Net amortization and deferral	7	5	-	(1)	14	10	-	(1)
Net periodic benefit cost	$13	$11	$6	$5	$26	$22	$12	$10

Praxair estimates that 2006 contributions to its pension plans will be in the area of $125 million, including required contributions. Contributions of $118 million have been made through June 2006.

10. Legal Proceedings

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

Among such matters are claims brought by welders alleging that exposure to manganese contained in welding fumes caused neurological injury. Praxair has never manufactured welding consumables. Such products were manufactured prior to 1985 by a predecessor company of Praxair. As of June 30, 2006, Praxair was a co-defendant with many other companies in 2,008 lawsuits alleging personal injury caused by manganese contained in welding fumes. There were a total of 6,995 individual claimants in these cases. The cases were pending in state or federal courts in Alabama, Arkansas, California, Georgia, Illinois, Kentucky, Louisiana, Mississippi, Missouri, Ohio, Tennessee, Texas, Utah and West Virginia. The federal cases are being transferred to the U.S. District Court for the Northern District of Ohio for coordinated pretrial proceedings. The plaintiffs seek unspecified compensatory and, in most instances, punitive damages. Eight of the cases are proposed class actions seeking medical monitoring on behalf of welders. None of the class actions have been certified. In the past, Praxair has either been dismissed from the cases with no payment or has settled a few cases for nominal amounts. No reserves have been recorded for these cases as management does not believe that a loss from them is probable or reasonably estimable.

Praxair has strong defenses in these cases and intends to defend itself vigorously.

11. Segments

Sales and operating profit by segment for the quarters and six-month periods ended June 30, 2006 and 2005 are shown below. Effective in 2006, Praxair changed its presentation of segment sales to reflect external sales only. Segment operating profit was not impacted. Prior period information has been reclassified to conform to current period presentation (for a description of Praxair’s operating segments, refer to Note 4 to the consolidated financial statements included on page 49 of Praxair’s 2005 Annual Report):

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollar amounts in millions)	2006	2005	2006	2005

SALES(a)
North America	$1,158	$1,097	$2,327	$2,157
Europe	296	287	564	572
South America	340	274	657	518
Asia	155	137	302	259
Surface Technologies(b)	127	124	252	240
	$2,076	$1,919	$4,102	$3,746.

OPERATING PROFIT
North America	$215	$161	$415	$327
Europe	65	72	124	139
South America	58	51	115	94
Asia	28	24	51	46
Surface Technologies(b)	16	14	29	25
	$382	$322	$734	$631

(a) Represents external sales. Intersegment sales, primarily from North America, totaled $15 million and $32 million for the quarter and six months ended June 30, 2006, respectively, versus $14 million and $27 million for the respective 2005 periods.

(b) On July 3, 2006, Praxair completed the sale of its aviation services business, which contributed full year 2005 sales of approximately $80 million ($67 million of which was reflected in the Surface Technologies segment).

12. Subsequent Events

On July 3, 2006, Praxair completed the previously announced sale of its aviation services business and on July 10, 2006 the Turkish competition authorities approved the sale of Karbogaz, a Praxair, Inc. joint venture accounted for under the equity method of accounting. Both transactions will be recorded in the third quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results

The following table provides summary data for the quarters and six-month periods ended June 30, 2006 and 2005:

	Quarter Ended June 30,			Six Months Ended June 30,
(Dollar amounts in millions)	2006	2005	Variance	2006	2005	Variance

Sales	$2,076	$1,919	+8%	$4,102	$3,746	+10%
Gross margin(a)	$838	$752	+11%	$1,657	$1,470	+13%
As a percent of sales	40.4%	39.2%		40.4%	39.2%
Selling, general and administrative	$271	$247	+10%	$544	$492	+11%
As a percent of sales	13.1%	12.9%		13.3%	13.1%
Depreciation and amortization	$174	$163	+7%	$345	$325	+6%
Other income (expenses) - net	$11	$(1)		$9	$17
Operating profit	$382	$322	+19%	$734	$631	+16%
Interest expense - net	$41	$41	-%	$79	$83	-5%
Effective tax rate	26.4%	22.8%		26.4%	24.3%
Net income	$247	$209	+18%	$472	$404	+17%

(a) Gross margin excludes depreciation and amortization expense.

Sales increased $157 million, or 8%, for the second quarter and $356 million, or 10%, for the six months ended June 30, 2006 versus the respective 2005 periods. Price increases of 3% and 4% for the quarter and year-to-date periods, respectively, were predominantly realized in North and South America due to pricing actions, the pass-through of higher power costs and surcharges. Volume growth of 3% for the quarter and year-to-date periods reflects continued strong volumes to the manufacturing, electronics, and metals end-markets, the impact of which was partially offset by lower on-site volumes to energy end-markets due to refinery outages on the U.S. Gulf Coast. Currency favorably impacted sales growth by 2% for the quarter and year-to-date periods. The pass-through of natural gas costs to on-site hydrogen customers had an immaterial impact for the quarter and year-to-date periods with minimal impact on operating profit.

Gross margin in 2006 improved $86 million, or 11%, for the second quarter and $187 million, or 13%, for the six months ended June 30, 2006 versus the respective 2005 periods. The 120 basis point increase in the second quarter and year-to-date gross margin percentage, to 40.4%, was due primarily to realized price increases and cost reduction programs, which combined, continued to outpace underlying inflationary cost pressures.

Selling, general and administrative expenses for the second quarter were $271 million, or 13.1% of sales, versus $247 million, or 12.9% of sales, for the respective 2005 period. SG&A expenses for the six-month period were $544 million, or 13.3% of sales, versus $492 million, or 13.1% of sales, for the respective 2005 period. Stock option expense increased selling, general and administrative expenses by $10 million and $20 million for the quarter and six months ended June 30, 2006, respectively. The remaining increase was due to currency, acquisitions, and inflationary pressures partially offset by productivity initiatives.

Depreciation and amortization expense increased $11 million, or 7%, for the second quarter and $20 million, or 6%, for the six months ended June 30, 2006 versus the respective 2005 periods. The increase was principally due to the incremental impact of capital spending and currency effects.

Other income (expenses) - net for the quarter and six months ended June 30, 2006 included a $15 million gain resulting from insurance recoveries. Included in 2005 year-to-date other income is a benefit of $11 million recorded in the first quarter of 2005 associated with a $20 million favorable settlement of a customer obligation net of a $9 million charge for various legal matters and insurance accruals, and an $8 million charge in the second quarter associated with a fire at the St. Louis distribution facility.

Operating profit increased $60 million or 19% for the second quarter and $103 million or 16% for the six months ended June 30, 2006 versus the respective 2005 periods. Stock option expense reduced operating profit by $11 million and $22 million for the quarter and six months ended June 30, 2006, respectively. Including pro forma stock option expense of $11 million and $20 million in the quarter and six months ended June 30, 2005, respectively, underlying operating profit increased $71 million, or 23%, for the quarter and $123 million, or 20% for the six-month period. This increase was principally driven by strong realized price increases, the continued impact of focused productivity initiatives and insurance recoveries.

Interest expense - net was flat for the second quarter and decreased $4 million, or 5%, for the six-month period ended June 30, 2006 versus 2005 as a result of lower debt balances in the first quarter of 2006.

The effective tax rate was 26.4% for the second quarter and six-month period versus 22.8% and 24.3%, respectively, for the same periods in 2005. The 2005 quarter and year-to-date periods included a net $9 million income tax benefit in Europe principally related to a tax legislation change. Excluding this benefit, the 2005 quarter and year-to-date underlying tax rate was 26%.

Net income increased $38 million, or 18%, for the second quarter and $68 million, or 17%, for the six months ended June 30, 2006 versus the respective 2005 periods. Stock option expense reduced net income by $7 million and $14 million for the quarter and six months ended June 30, 2006, respectively. Operating profit growth was the primary driver of the net income improvement and was marginally reduced by a slightly higher effective tax rate for the period.

The number of employees at June 30, 2006 was 27,532, reflecting an increase of 226 employees from December 31, 2005.

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(Dollar amounts in millions)	2006	2005	Variance	2006	2005	Variance

SALES(a)
North America	$1,158	$1,097	+6%	$2,327	$2,157	+8%
Europe	296	287	+3%	564	572	-1%
South America	340	274	+24%	657	518	+27%
Asia	155	137	+13%	302	259	+17%
Surface Technologies	127	124	+2%	252	240	+5%
	$2,076	$1,919	+8%	$4,102	$3,746.	+10%

OPERATING PROFIT
North America	$215	$161	+34%	$415	$327	+27%
Europe	65	72	-10%	124	139	-11%
South America	58	51	+14%	115	94	+22%
Asia	28	24	+17%	51	46	+11%
Surface Technologies	16	14	+14%	29	25	+16%
	$382	$322	+19%	$734	$631	+16%

(a) 2005 sales have been reclassified to conform to the 2006 presentation. See Note 11 to the condensed consolidated financial statements.

North America

Sales increased $61 million, or 6%, for the second quarter and $170 million, or 8%, for the six months ended June 30, 2006 versus the respective 2005 periods. Pricing increased sales by 5% for the quarter and year-to-date periods due to the contractual pass-through of higher power costs to on-site customers, surcharges for higher power and transportation fuel costs for merchant and packaged gases, and the impact of pricing actions. Overall volume was unchanged for the quarter and year-to-date periods reflecting higher volumes of gaseous oxygen and nitrogen, merchant liquid and packaged gases to the metals, manufacturing and electronics end-markets which was offset by lower hydrogen on-site volumes due to refinery outages on the U.S. Gulf Coast. Currency contributed 1% and 2% to sales growth for the quarter and year-to-date periods. The pass-through of natural gas costs to on-site hydrogen customers had an immaterial impact for the quarter and year-to-date periods with minimal impact on operating profit.

Operating profit increased $54 million, or 34%, for the second quarter and $88 million, or 27%, for the six months ended June 30, 2006 versus the respective 2005 periods. The quarter and six months ended June 30, 2006 included a $15 million benefit from insurance recoveries and $6 million and $12 million of stock option expense, respectively. Excluding the benefit from insurance recoveries in the 2006 periods and including pro forma stock option expense of $6 million and $11 million in the quarter and six months ended June 30, 2005, respectively, underlying operating profit increased $45 million, or 29%, for the quarter and $84 million, or 27%, for the six-month period. Realized price increases and the benefit of productivity initiatives were the primary drivers to the strong underlying operating profit growth in the quarter and year-to-date periods. Favorable currency had a small impact on operating profit growth during the quarter.

Europe

Sales increased $9 million, or 3%, for the second quarter and decreased $8 million, or 1%, for the six months ended June 30, 2006 versus the respective 2005 periods. Excluding the unfavorable impact of currency, sales increased $17 million, or 6%, for the quarter and $27 million, or 5%, for the year-to-date period, principally due to higher merchant liquid and packaged gas volumes in Spain and Italy and healthcare volumes, partially offset by lower on-site volumes.

Operating profit decreased $7 million, or 10%, for the second quarter and $15 million, or 11%, for the six months ended June 30, 2006 versus the respective 2005 periods. The quarter and six months ended June 30, 2006 included $1 million and $2 million of stock option expense, respectively. Excluding the unfavorable impact of currency in 2006 and including pro forma stock option expense of $1 million and $2 million in the quarter and six months ended June 30, 2005, respectively, underlying operating profit decreased $3 million, or 4%, for the quarter and $3 million, or 2%, for the six-month period. Increased price competition in the merchant liquid market limited the pass through of higher power costs.

South America

Sales increased $66 million, or 24%, for the second quarter and $139 million, or 27%, for the six months ended June 30, 2006 versus the respective 2005 periods. Excluding the impact of currency, sales increased 13% for the quarter and year-to-date period primarily due to higher pricing to merchant liquid and packaged gas customers partially offset by lower on-site volumes caused by a customer outage. Additionally, an equipment sale to a Venezuela customer contributed to 8% sales growth in the second quarter and 4% on a year-to-date basis.

Operating profit increased $7 million or 14% for the second quarter and $21 million, or 22%, for the six months ended June 30, 2006 versus the respective 2005 periods. The quarter and six months ended June 30, 2006 included $2 million and $4 million of stock option expense, respectively. Including pro forma stock option expense of $2 million and $3 million in the quarter and six months ended June 30, 2005, respectively, underlying operating profit increased $9 million, or 18%, for the quarter and $24 million, or 26%, for the six-month period. Favorable currency contributed 13% growth for the quarter and 16% for the year-to-date period. Sales volumes contributed to approximately half of the operating profit growth. Higher pricing and cost-reduction programs continued to outpace inflationary pressures, favorably contributing to operating profit growth.

Asia

Sales increased $18 million, or 13%, for the second quarter and $43 million, or 17%, for the six months ended June 30, 2006 versus the respective 2005 periods. Sales growth was principally due to strong volumes of gases and electronic materials to the electronics end-markets as demand for specialty gas in the semiconductor and LCD markets and sputtering targets remained strong.

Operating profit increased $4 million or 17%, for the second quarter and $5 million, or 11%, for the six months ended June 30, 2006 versus the respective 2005 periods. The quarter and six months ended June 30, 2006 included $1 million and $2 million of stock option expense, respectively. Including pro forma stock option expense of $1 million and $2 million in the quarter and six months ended June 30, 2005, respectively, underlying operating profit increased $5 million, or 22%, for the quarter and $7 million, or 16%, for the six-month period. Increased sales volumes were the primary driver in operating profit growth. Pricing and productivity initiatives largely offset inflationary pressures on Asia’s cost structure.

Surface Technologies

Sales increased $3 million, or 2%, for the second quarter and $12 million, or 5%, for the six months ended June 30, 2006 versus the respective 2005 periods. Excluding the impact of currency, sales increased 4% for the quarter and 8% for the year-to-date period. Volume growth was flat for the quarter and 4% for the year-to-date period driven by higher volumes of OEM aircraft engine parts, oil field service components, and industrial coatings for power turbines. Realized price increases were 4% for the quarter and year-to-date periods.

Operating profit increased $2 million, or 14%, for the second quarter and $4 million, or 16%, for the six months ended June 30, 2006 versus the respective 2005 periods. The quarter and six months ended June 30, 2006 included $1 million and $2 million of stock option expense, respectively. Including pro forma stock option expense of $1 million and $2 million in the quarter and six months ended June 30, 2005, respectively, underlying operating profit increased $3 million, or 23%, for the quarter and $6 million, or 26%, for the six-month period. The increase was principally driven by higher sales volumes and the favorable benefits of ongoing cost reduction actions and pricing actions to offset increasing raw material costs.

On July 3, 2006, Praxair completed the previously announced sale of its aviation services business, which contributed full year 2005 sales of approximately $80 million ($67 million of which was reflected in the Surface Technologies segment). See Note 12 to the condensed consolidated financial statements.

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

To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percent of
	YTD 2006	Income Statement		Balance Sheet
	Consolidated	Year-To-Date Average		June 30,	December 31,
Currency	Sales(a)	2006	2005	2006	2005
European euro	15%	0.82	0.77	0.80	0.85
Brazilian real	14%	2.19	2.57	2.16	2.34
Canadian dollar	9%	1.15	1.23	1.13	1.17
Mexican peso	5%	10.83	11.13	11.40	10.68
Chinese RMB	2%	8.04	8.28	8.00	8.07
Indian rupee	2%	44.89	43.70	46.40	45.20
Korean won	2%	970	1,019	960	1,013
Argentinean peso	1%	3.07	2.91	3.09	3.03
Venezuelan bolivar	<1%	2,150	2,065	2,150	2,150

(a)	Certain Surface Technologies segment sales are included in European and Brazilian sales.

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Six Months Ended June 30,
	2006	2005
NET CASH PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
Net income	$472	$404
Depreciation and amortization	345	325
Accounts receivable	(76)	(59)
Inventory	(20)	(23)
Payables and accruals	(15)	74
Pension contributions	(118)	(72)
Other - net	47	30
Net cash provided by operating activities	$635	$679

INVESTING ACTIVITIES
Capital expenditures	$(526)	$(363)
Acquisitions	(6)	(5)
Divestitures and asset sales	13	13
Net cash used for investing activities	$(519)	$(355)

FINANCING ACTIVITIES
Debt reductions - net	$(54)	$(131)
Excess tax benefit on stock option exercises	12	-
Issuances of common stock	156	126
Purchases of common stock	(217)	(192)
Cash dividends	(161)	(116)
Minority transactions and other	(5)	(7)
Net cash used for financing activities	$(269)	$(320)

Cash Flow from Operations

Cash provided by operations of $635 million for the six months ended June 30, 2006 decreased $44 million versus 2005. The decline was due to an increase in U.S. pension contributions, U.S. income tax payments and reduced accounts payable accrual levels.

Investing

Net cash used for investing of $519 million for the six months ended June 30, 2006 increased $164 million, or 46%, versus 2005 primarily due to an increase in capital expenditures in North America and Asia versus the year ago periods.

Financing

Cash used for financing activities of $269 million for the six months ended June 30, 2006 decreased $51 million versus the respective 2005 period. For the six months ended June 30, 2006, cash dividends were $0.50 per share compared to $0.36 per share for 2005, resulting in a $45 million, or 39%, increase in cash dividends paid. More than offsetting this increase was a decrease of $77 million versus 2005 in debt reductions - net due to increased capital expenditure levels. At June 30, 2006, Praxair's total debt outstanding of $3,454 million was relatively flat with total debt outstanding of $3,447 million at December 31, 2005.

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

	June 30,	December 31,
(Dollar amounts in millions)	2006	2005
TOTAL CAPITAL
Debt	$3,454	$3,447
Minority interests	203	202
Shareholders' equity	4,269	3,902
	$7,926	$7,551

DEBT-TO-CAPITAL RATIO	43.6%	45.6%

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

AFTER-TAX RETURN ON CAPITAL (ROC)
Adjusted operating profit (a,c)	$382	$311	$734	$611
Less: adjusted taxes (a,c)	(90)	(60)	(173)	(126)
Less: tax benefit on interest expense(b)	(11)	(11)	(21)	(22)
Add: equity income	3.	5.	5	9
Net operating profit after-tax (NOPAT)	$284	$245	$545	$472

Beginning capital	$7,740	$7,321	$7,551	$7,358
Ending capital	$7,926	$7,373	$7,926	$7,373
Average capital	$7,833	$7,347	$7,739	$7,366

ROC %	3.6%	3.3%	7.0%	6.4%

ROC % (annualized)	14.5%	13.4%	14.1%	12.8%

   (a) The quarter and six months ended June 30, 2005 have been adjusted to include pro forma stock option expense of $11 million ($7 million net of tax) and $20 million ($13 million net of tax), respectively.
(b) Tax benefit on interest expense is based on Praxair’s underlying effective tax rates of 26.5% for 2006 and 26% for 2005.
(c) The quarter and six months ended June 30, 2006 include a $15 million benefit, $10 million after-tax, related to insurance recoveries. This benefit increased annualized ROC by 0.5% for the quarter and 0.3% for the year-to-date period.

New Accounting Standards

Refer to Note 2 to the condensed consolidated financial statements for information concerning new accounting standards.

Outlook

For the third quarter of 2006, diluted earnings per share are expected to be in the range of $0.70 to $0.73.

For the full year of 2006, Praxair expects year-over-year sales growth to approximate 10%. Diluted earnings per share are expected to be in the range of $2.85 to $2.90, including an estimated stock option expense of $0.08 per share. Full-year capital expenditures are expected to be in the area of $1 billion, supporting a growing backlog of new projects and new business in all geographic regions. Praxair expects an effective tax rate in the range of 26% to 27% for 2006.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities - Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended June 30, 2006 is provided below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)		Maximum Number of Shares that May Yet be Purchased Under the Program(2)
(Thousands)			(Thousands	)
April 2006	448	54.78	448		N/A
May 2006	1,813	55.74	1,813		N/A
June 2006	-	-	-		N/A
Second Quarter 2006	2,261	55.55	2,261		N/A

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Praxair, Inc. was held on April 25, 2006. The results of the matters submitted to a vote of security holders were disclosed in Item 4 of the Company’s Form 10-Q for the quarter ended March 31, 2006 and are incorporated herein by reference.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits:

3.01	Restated Certificate of Incorporation of Praxair, Inc. as filed with the Secretary of State of the State of Delaware on May 8, 2006

12.01	Computation of Ratio of Earnings to Fixed Charges

31.01	Rule 13a-14(a) Certification

31.02	Rule 13a-14(a) Certification

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

PRAXAIR, INC.

(Registrant)

Date: July 26, 2006	By: /s/ Patrick M. Clark

Patrick M. Clark
Vice President and Controller
(On behalf of the Registrant
and as Chief Accounting Officer)