Form 10-Q
period 2006-09-30
PRAXAIR INC
filed 2006-10-25
CIK 884905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

At September 30, 2006, 322,898,901 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PART I - FINANCIAL INFORMATION

Praxair, Inc. and Subsidiaries

Item 1. Financial Statements

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions of dollars, except per share data)

(UNAUDITED)

	Quarter Ended September 30,
	2006	2005
SALES	$2,099	$1,890
Cost of sales, exclusive of depreciation and amortization	1,259	1,144
Selling, general and administrative	272	243
Depreciation and amortization	173	165
Research and development	21	19
Other income (expense) – net	18	(2)

OPERATING PROFIT	392	317
Interest expense – net	38	40

INCOME BEFORE INCOME TAXES	354	277
Income taxes	101	163

	253	114
Minority interests	(7)	(8)
Income from equity investments	1	2

NET INCOME	$247	$108

PER SHARE DATA:

Basic earnings per share	$0.76	$0.33

Diluted earnings per share	$0.75	$0.33

Cash dividends per share	$0.25	$0.18

WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	323,582	324,137
Diluted shares outstanding	329,498	329,993

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions of dollars, except per share data)

(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
SALES	$6,201	$5,636
Cost of sales, exclusive of depreciation and amortization	3,704	3,420
Selling, general and administrative	816	735
Depreciation and amortization	518	490
Research and development	64	58
Other income (expense) – net	27	15

OPERATING PROFIT	1,126	948
Interest expense – net	117	123

INCOME BEFORE INCOME TAXES	1,009	825
Income taxes	274	296

	735	529
Minority interests	(22)	(28)
Income from equity investments	6	11

NET INCOME	$719	$512

PER SHARE DATA:

Basic earnings per share	$2.22	$1.58

Diluted earnings per share	$2.18	$1.55

Cash dividends per share	$0.75	$0.54

WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	323,635	323,951
Diluted shares outstanding	329,512	329,853

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Millions of dollars)

(UNAUDITED)

	September 30, 2006	December 31, 2005
ASSETS

Cash and cash equivalents	$22	$173
Accounts receivable - net	1,469	1,386
Inventories	400	373
Prepaid and other current assets	213	201

TOTAL CURRENT ASSETS	2,104	2,133

Property, plant and equipment (less accumulated depreciation of $7,107 at September 30, 2006 and $6,553 at December 31, 2005)	6,516	6,108

Goodwill	1,598	1,545
Other intangible assets - net	71	81
Other long-term assets	636	624

TOTAL ASSETS	$10,925	$10,491

LIABILITIES AND EQUITY

Accounts payable	$603	$639
Short-term debt	303	231
Current portion of long-term debt	47	290
Other current liabilities	940	841

TOTAL CURRENT LIABILITIES	1,893	2,001

Long-term debt	2,824	2,926
Other long-term obligations	1,505	1,460

TOTAL LIABILITIES	6,222	6,387

Commitments and contingencies (Note 10)

Minority interests	209	202
Shareholders’ equity	4,494	3,902

TOTAL LIABILITIES AND EQUITY	$10,925	$10,491

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of dollars)

(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
OPERATIONS
Net income	$719	$512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	518	490
Deferred income taxes	105	125
Stock option expense	32	—
Accounts receivable	(98)	(115)
Inventory	(33)	(41)
Prepaid and other current assets	(5)	(24)
Payables and accruals	109	257
Pension contributions	(119)	(78)
Other	(39)	(27)

Net cash provided by operating activities	1,189	1,099

INVESTING
Capital expenditures	(800)	(598)
Acquisitions	(7)	(8)
Divestitures and asset sales	112	25

Net cash used for investing activities	(695)	(581)

FINANCING
Short-term debt repayments - net	(161)	(29)
Long-term debt borrowings	78	35
Long-term debt repayments	(263)	(198)
Excess tax benefit on stock option exercises	18	—
Minority interest transactions and other	(18)	(18)
Issuances of common stock	203	192
Purchases of common stock	(262)	(332)
Cash dividends	(242)	(174)

Net cash used for financing activities	(647)	(524)

Effect of exchange rate changes on cash and cash equivalents	2	—

Change in cash and cash equivalents	(151)	(6)
Cash and cash equivalents, beginning-of-period	173	25

Cash and cash equivalents, end-of-period	$22	$19

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Dollar amounts in millions, except share data, shares in thousands)

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)(b)
Activity	Shares	Amounts		Shares	Amounts			Total
Balance, January 1, 2006	363,713	$4	$2,489	41,374	$(1,356)	$4,022	$(1,257)	$3,902

Net income						719		719

Translation adjustments							130	130

Minimum pension liability, net of $8 million of taxes							(11)	(11)

Comprehensive income(a)								838

Dividends on common stock ($0.75 per share)						(242)		(242)

Issuances of common stock:

For the dividend reinvestment and stock purchase plan	71		4					4

For employee savings and incentive plans	2,817		116	(2,455)	83			199

Purchases of common stock				4,783	(264)			(264)

Tax benefit from stock options			25					25

Stock option expense			32					32

Balance, September 30, 2006	366,601	$4	$2,666	43,702	$(1,537)	$4,499	$(1,138)	$4,494

(a) The components of comprehensive income are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$247	$108	$719	$512
Translation adjustments	36	67	130	45
Minimum pension liability	—	—	(11)	(2)

	$283	$175	$838	$555

(b) The components of accumulated other comprehensive income (loss) are as follows:

	September 30, 2006	December 31, 2005
Accumulated translation adjustments	$(920)	$(1,050)
Accumulated minimum pension liability	(217)	(206)
Accumulated derivatives	(1)	(1)

	$(1,138)	$(1,257)

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Summary of Significant Accounting Policies

Presentation of Condensed Consolidated Financial Statements - In the opinion of Praxair, Inc. (Praxair) management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented and such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to the consolidated financial statements of Praxair, Inc. and subsidiaries in Praxair’s 2005 Annual Report. There have been no material changes to the company’s significant accounting policies during 2006 with the exception of the expensing of stock options as required by Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R).

Stock-Based Compensation – Effective January 1, 2006, the company adopted SFAS No. 123R and related interpretations which require the measurement and recognition of compensation expense for all share-based payments to employees and directors based on their fair value. Prior to 2006, the company accounted for stock options using the intrinsic value method under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” as permitted under SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, stock option expense was not recognized in net income as the exercise price of options granted was equal to the market value of the stock at the date of grant. The company provided pro forma net income and earnings per share amounts in the footnotes as if stock option expense had been recognized based on fair value, as required.

The company has elected the modified prospective transition method as permitted by SFAS No. 123R. Prior periods have not been restated to reflect the impact of stock option expense. Stock option expense is recorded for all new and unvested stock options that are expected to vest over the service period beginning on January 1, 2006.

Prior to the adoption of SFAS No. 123R, the company presented tax benefits resulting from the exercise of stock options as operating cash flows in the Condensed Consolidated Statements of Cash Flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of recognized compensation cost be classified as financing cash flows. For the nine months ended September 30, 2006, approximately $18 million in excess tax benefits were classified as financing cash flows.

Stock option expense is generally recognized on a straight-line basis over the stated vesting period. For stock option awards granted to full-retirement-eligible employees, expense is recognized over the period from the grant date to the date retirement eligibility is achieved.

Refer to Note 3 to the condensed consolidated financial statements for further stock-based compensation disclosures.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year’s presentation.

2. Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 is a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the company will recognize an income tax benefit in its financial statements. Additionally, companies will be required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. This interpretation is effective on January 1, 2007 for Praxair and the company is currently in the process of evaluating the impact of this interpretation on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which provides a single definition of fair value, and requires additional disclosure about the use of fair value to measure assets and liabilities. The Statement emphasizes that fair value is a market-based measurement and should be determined based on the assumptions that market participants would use in valuing assets or liabilities. This interpretation is effective on January 1, 2008 for Praxair and the company is currently in the process of evaluating the impact of this interpretation on the consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires the quantification of misstatements based on their impact to both the balance sheet and the income statement to determine materiality. The guidance provides for a one-time cumulative-effect adjustment to correct for misstatements for errors that were not deemed material under a company’s prior approach but are material under the SAB 108 approach. SAB 108 is effective for the fiscal year ending December 31, 2006 for Praxair and at this time, is not expected to impact the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, 132(R)”, effective during the fourth quarter of 2006. Under the new standard, companies will be required to recognize the funded status of their pension and other postretirement plans on their balance sheet beginning in the fourth quarter 2006 using the projected benefit obligation and accumulated benefit obligation. Using the December 31, 2005 balance sheet information for Praxair’s pension and other post-retirement benefit plans, the estimated impact of adopting SFAS No. 158 would be an increase to other long-term obligations of $127 million, an increase to deferred tax assets of $44 million and a decrease to accumulated other comprehensive income (loss) within shareholders’ equity of $83 million. At this time, Praxair does not expect the December 31, 2006 amounts to be significantly different.

3. Stock-Based Compensation

The company adopted SFAS No. 123R effective January 1, 2006, resulting in the recognition of stock option expense of $10 million, $7 million after tax, for the quarter ended September 30, 2006. Stock option expense recognized for the nine months ended September 30, 2006 was $32 million, $21 million after tax. The impact to both basic and diluted earnings per share was $0.02 and $0.06 for the quarter and nine months ended September 30, 2006, respectively. The expense for both periods was primarily recorded in selling, general and administrative expenses. There was no share-based compensation cost that was capitalized.

Summary of Plans

The company currently has two share-based compensation programs, the 2002 Praxair, Inc. Long-Term Incentive Plan (the 2002 Plan) and the 2005 Equity Compensation Plan for Non-Employee Directors of Praxair, Inc. (the 2005 Plan). Exercise prices for options granted under the 2002 and 2005 Plans may not be less than the closing market price of the company’s common stock on the date of grant and granted options may not be repriced or exchanged without shareholder approval. Options granted under the 2002 and 2005 Plans become exercisable after a minimum of one year after the date of grant and have a maximum duration of ten years. The aggregate number of shares available for option and other equity grants is limited to 31,600,000 shares for the 2002 Plan and 500,000 shares for the 2005 Plan. As of September 30, 2006, 13,632,003 and 425,220 shares remained available for equity grants under the 2002 and 2005 Plans, respectively.

The company has the ability to repurchase shares on the open market to satisfy share option exercises and issues shares from treasury stock upon the exercise of certain stock options.

For further detail regarding the company’s share-based compensation plans, refer to Note 17 to the consolidated financial statements included on page 58 of Praxair’s 2005 Annual Report.

Fair Value

The company utilizes the Black-Scholes Options-Pricing Model to determine the fair value of stock options under SFAS No. 123R consistent with that used for pro forma disclosures in prior years. Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected life). Expected volatility is based on the historical volatility of the company’s stock over the most recent period commensurate with the estimated expected life of the company’s stock options and other factors. The expected life of options granted, which represents the period of time that the options are expected to be outstanding, is based primarily on historical data. The expected dividend yield is based on the company’s most recent history and expectation of dividend payouts. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected life. If factors change and result in different assumptions in the application of SFAS No. 123R in future periods, the stock option expense that the company records for future grants may differ significantly from what the company has recorded in the current period.

The weighted-average fair value of options granted during the quarter and nine months ended September 30, 2006 was $11.61 and $10.85, respectively, ($10.41 and $10.16 for the same time periods in 2005, respectively) based on the Black-Scholes Options-Pricing model. The following weighted-average assumptions were used for grants in 2006 and 2005:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend yield	1.82%	1.49%	1.85%	1.63%
Volatility	17.20%	19.87%	17.64%	22.69%
Risk-free interest rate	5.20%	4.07%	4.65%	3.93%
Expected term years	5	5	5	5

Stock Option Activity

The following table summarizes option activity under the plans as of September 30, 2006 and changes during the nine-month period then ended (options are expressed in thousands; averages are calculated on a weighted basis; life in years; intrinsic value expressed in thousands):

Activity	Number of Options	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at December 31, 2005	21,644	$30.04
Granted	4,017	$53.99
Exercised	(2,768)	$26.04
Cancelled or expired	(65)	$34.51

Outstanding at September 30, 2006	22,828	$34.73	6.5	$557,726

Exercisable at September 30, 2006	14,869	$27.66	5.3	$468,371

The aggregate intrinsic value represents the difference between the company’s closing stock price of $59.16 as of September 29, 2006 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during the quarter and nine months ended September 30, 2006 was $29 million and $82 million, respectively ($25 million and $74 million for the same time periods in 2005, respectively).

Cash received from option exercises under all share-based payment arrangements for the quarter and nine months ended September 30, 2006 was $24 million and $72 million, respectively. The actual tax benefit realized from stock option exercises totaled $8 million and $25 million, respectively, for the quarter and nine months ended September 30, 2006.

As of September 30, 2006, $46 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.5 years.

In November 2005, the FASB issued FSP No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This FSP provides an elective alternative simplified method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R and reported in the Condensed Consolidated Statements of Cash Flows. Companies may take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The company will complete this evaluation and elect the appropriate transition method in the fourth quarter of 2006.

Pro Forma Information Under SFAS 123 for Periods Prior to 2006

The following table, which addresses the disclosure requirements of SFAS No. 148, illustrates the effect on net income and earnings per share as if the fair value recognition provisions of SFAS No. 123 had been applied to all outstanding and unvested awards in the prior year comparable periods:

(Millions of dollars, except per share data)	Quarter Ended September 30, 2005(a)	Nine Months Ended September 30, 2005(a)
NET INCOME:
As reported	$108	$512
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of $3 million and $10 million of income taxes in the quarter and nine months, respectively	(7)	(20)

Pro forma net income	$101	$492

BASIC EARNINGS PER SHARE:
As reported	$0.33	$1.58
Pro forma	$0.31	$1.52
DILUTED EARNINGS PER SHARE:
As reported	$0.33	$1.55
Pro forma	$0.31	$1.49

(a)	Pro forma net income amounts for the quarter and nine months ended September 30, 2005 have each been reduced by $1 million ($0.00 per diluted share) from amounts previously reported, reflecting a change in expense recognition methodology related to full-retirement eligible employees. See Note 1 on page 47 of the 2005 Annual Report.

4. Inventories

The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	September 30, 2006	December 31, 2005
Raw materials and supplies	$108	$90
Work in process	54	67
Finished goods	238	216

	$400	$373

5. Debt

The following is a summary of Praxair’s outstanding debt at September 30, 2006 and December 31, 2005:

(Millions of dollars)	September 30, 2006	December 31, 2005
SHORT-TERM
Commercial paper and U.S. borrowings	$42	$—
Canadian borrowings	107	91
South American borrowings	36	32
Asian borrowings	91	95
European borrowings	10	9
Other international borrowings	17	4

Total short-term debt	303	231

LONG-TERM
U.S. borrowings
6.90% Notes due 2006 (c)	250	250
4.75% Notes due 2007(c)	250	250
6.625% Notes due 2007	250	250
6.50% Notes due 2008	250	250
2.75% Notes due 2008 (a)	300	299
6.375% Notes due 2012 (a, b)	526	529
3.95% Notes due 2013 (a)	349	349
Other	8	9

European borrowings (c)	572	786
Canadian borrowings (c)	—	140
South American borrowings	80	54
Asian borrowings	21	34
Other international borrowings	4	4
Obligations under capital leases	11	12

	2,871	3,216
Less: current portion of long-term debt	(47)	(290)

Total long-term debt	2,824	2,926

Total debt	$3,174	$3,447

(a)	Amounts are net of unamortized discounts.
(b)	September 30, 2006 and December 31, 2005 amounts include a $27 million and $30 million fair value increase, respectively, related to SFAS 133 hedge accounting. See Note 14 on page 57 of the 2005 Annual Report.
(c)	Classified as long-term because of the company’s intent to refinance this debt on a long-term basis and the availability of such financing under the terms of existing agreements.

6. Financial Instruments

The following table is a summary of the notional amount of currency derivatives outstanding at September 30, 2006 and December 31, 2005 (all maturities within one year):

(Millions of dollars)	September 30, 2006	December 31, 2005
CURRENCY CONTRACTS
Balance sheet items	$650	$749
Anticipated net income	—	12
Forecasted transactions	5	7

	$655	$768

Praxair enters into currency exchange forward contracts to manage its exposure to fluctuations in foreign currency exchange rates. Hedges of balance-sheet items are related to recorded balance-sheet exposures, including intercompany transactions. Hedges of forecasted transactions are for the purchase of equipment related to in-progress construction projects and have been designated as hedges for accounting purposes. The impact of the hedges of forecasted transactions will not be significant. There were no net income hedges outstanding at September 30, 2006 ($12 million at December 31, 2005 related to anticipated net income in South America which settled January 2, 2006). Additionally, there were no notional value currency-exchange contracts that effectively offset each other at September 30, 2006 ($104 million at December 31, 2005).

At September 30, 2006, the fair value of all derivative instruments was recorded in the condensed consolidated balance sheet as $1 million in current assets and $1 million in current liabilities ($6 million in current assets at December 31, 2005). There were no interest-rate derivatives outstanding at September 30, 2006 or December 31, 2005.

7. Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
NUMERATOR (MILLIONS OF DOLLARS)
Net income used in basic and diluted EPS	$247	$108	$719	$512

DENOMINATOR (THOUSANDS OF SHARES)
Weighted average shares outstanding	322,524	323,027	322,588	322,846
Shares earned and issuable under compensation plans	1,058	1,110	1,047	1,105

Weighted average shares used in basic earnings per share	323,582	324,137	323,635	323,951
Effect of dilutive securities
Convertible debt	—	114	—	158
Employee stock options	5,916	5,742	5,877	5,744

Weighted average shares used in diluted earnings per share	329,498	329,993	329,512	329,853

BASIC EARNINGS PER COMMON SHARE	$0.76	$0.33	$2.22	$1.58
DILUTED EARNINGS PER COMMON SHARE	$0.75	$0.33	$2.18	$1.55

There were 1,000 stock options and no stock options for shares excluded in the computation of diluted earnings per share for the quarters ended September 30, 2006 and 2005, respectively, because the exercise prices were greater than the average market price of the common stock. Stock options for 36,100 and 65,000 shares for the nine months ended September 30, 2006 and 2005, respectively, were excluded in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

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

Changes in the carrying amount of goodwill for the nine months ended September 30, 2006 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2005	$991	$161	$293	$26	$74	$1,545
Acquisitions	1	1	—	—	—	2
Purchase adjustments	3	—	—	—	—	3
Foreign currency translation	5	14	21	2	4	46
Other	—	—	2	—	—	2

Balance, September 30, 2006	$1,000	$176	$316	$28	$78	$1,598

Changes in the carrying amount of other intangibles for the nine months ended September 30, 2006 were as follows:

	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2005	$71	$38	$17	$126
Additions	3	1	—	4
Foreign currency translation	1	1	—	2
Other	(6)	(2)	(1)	(9)

Balance, September 30, 2006	$69	$38	$16	$123

Less: Accumulated amortization
Balance, December 31, 2005	$(22)	$(18)	$(5)	$(45)
Amortization expense	(5)	(6)	(1)	(12)
Foreign currency translation	—	—	—	—
Other	3	2	—	5

Balance, September 30, 2006	$(24)	$(22)	$(6)	$(52)

Net balance at September 30, 2006	$45	$16	$10	$71

There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 12 years. Total estimated annual amortization expense is $4 million for the remainder of 2006; $13 million, $9 million, $7 million and $6 million for the years ended December 31, 2007, 2008, 2009 and 2010, respectively; and $32 million thereafter.

9. Pension and OPEB

The components of net pension and postretirement benefits other than pensions (OPEB) costs for the quarters and nine-month periods ended September 30, 2006 and 2005 are shown below:

	Quarter Ended September 30,				Nine Months Ended September 30,
	Pensions		OPEB		Pensions		OPEB
(Millions of dollars)	2006	2005	2006	2005	2006	2005	2006	2005
Service cost	$11	$8	$1	$1	$32	$26	$5	$4
Interest cost	24	22	4	4	72	66	12	12
Expected return on plan assets	(29)	(25)	—	—	(86)	(75)	—	—
Net amortization and deferral	7	5	—	—	21	15	—	(1)

Net periodic benefit cost	$13	$10	$5	$5	$39	$32	$17	$15

Praxair estimates that 2006 contributions to its pension plans will be in the area of $125 million, including required contributions. Contributions of $119 million have been made through September 2006.

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

Among such matters are claims brought by welders alleging that exposure to manganese contained in welding fumes caused neurological injury. Praxair has never manufactured welding consumables. Such products were manufactured prior to 1985 by a predecessor company of Praxair. As of September 30, 2006, Praxair was a co-defendant with many other companies in 1,911 lawsuits alleging personal injury caused by manganese contained in welding fumes. There were a total of 6,284 individual claimants in these cases. The cases were pending in several state and federal courts. The federal cases are being transferred to the U.S. District Court for the Northern District of Ohio for coordinated pretrial proceedings. The plaintiffs seek unspecified compensatory and, in most instances, punitive damages. Eight of the cases are proposed class actions seeking medical monitoring on behalf of welders. None of the class actions have been certified. In the past, Praxair has either been dismissed from the cases with no payment or has settled a few cases for nominal amounts. No reserves have been recorded for these cases as management does not believe that a loss from them is probable or reasonably estimable.

Praxair has strong defenses in these cases and intends to defend itself vigorously.

11. Segments

Sales and operating profit by segment for the quarters and nine-month periods ended September 30, 2006 and 2005 are shown below. Effective in 2006, Praxair changed its presentation of segment sales to reflect external sales only. Segment operating profit was not impacted. Prior period information has been reclassified to conform to current period presentation (for a description of Praxair’s operating segments, see Note 4 on page 49 of the 2005 Annual Report):

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in millions)	2006	2005	2006	2005
SALES(a)
North America	$1,187	$1,087	$3,514	$3,244
Europe	293	258	857	830
South America	340	292	997	810
Asia	165	136	467	395
Surface Technologies(b)	114	117	366	357

	$2,099	$1,890	$6,201	$5,636

OPERATING PROFIT
North America	$204	$165	$619	$492
Europe	69	63	193	202
South America	69	52	184	146
Asia	27	24	78	70
Surface Technologies(b)	23	13	52	38

	$392	$317	$1,126	$948

(a)	Represents external sales. Intersegment sales, primarily from North America, totaled $19 million and $51 million for the quarter and nine months ended September 30, 2006, respectively, versus $16 million and $43 million for the respective 2005 periods.
(b)	On July 3, 2006, Praxair completed the sale of its aviation services business, which contributed full year 2005 sales of approximately $80 million ($67 million of which was reflected in the Surface Technologies segment).

12. Income Taxes

During the 2005 third quarter, Praxair recorded a $92 million, or $0.28 per diluted share, income tax charge for the repatriation of foreign earnings and other tax adjustments (see Note 7 on page 50 of the 2005 Annual Report).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results

The following table provides summary data for the quarters and nine-month periods ended September 30, 2006 and 2005:

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in millions)	2006	2005	Variance	2006	2005	Variance
Sales	$2,099	$1,890	+11%	$6,201	$5,636	+10%
Gross margin(a)	$840	$746	+13%	$2,497	$2,216	+13%
As a percent of sales	40.0%	39.5%		40.3%	39.3%
Selling, general and administrative	$272	$243	+12%	$816	$735	+11%
As a percent of sales	13.0%	12.9%		13.2%	13.0%
Depreciation and amortization	$173	$165	+5%	$518	$490	+6%
Other income (expenses) – net	$18	$(2)		$27	$15
Operating profit	$392	$317	+24%	$1,126	$948	+19%
Interest expense – net	$38	$40	-5%	$117	$123	-5%
Income tax expense	$101	$163	-38%	$274	$296	-7%
Effective tax rate	28.5%	58.8%		27.2%	35.9%
Net income	$247	$108	+129%	$719	$512	+40%

(a)	Gross margin excludes depreciation and amortization expense.

Sales increased $209 million, or 11%, for the third quarter and $565 million, or 10%, for the nine months ended September 30, 2006 versus the respective 2005 periods. Volume growth of 6% for the quarter and 4% year-to-date reflects continued strong volumes to the manufacturing, electronics, and metals end-markets. Price increases of 4% for the quarter and year-to-date periods, respectively, were predominantly realized in North America due to pricing actions, the pass-through of higher power costs and surcharges. Currency favorably impacted sales growth by 2% for the quarter and year-to-date periods. The pass-through of natural gas costs to on-site hydrogen customers decreased sales by 1% for the quarter and was neutral to sales year-to-date with minimal impact on operating profit.

Gross margin in 2006 improved $94 million, or 13%, for the third quarter and $281 million, or 13%, for the nine months ended September 30, 2006 versus the respective 2005 periods. The 50 and 100 basis point increases in the third quarter and year-to-date gross margin percentages, to 40.0% and 40.3%, respectively, were due primarily to realized price increases and cost reduction programs which continued to outpace underlying inflationary cost pressures.

Selling, general and administrative expenses for the third quarter were $272 million, or 13.0% of sales, versus $243 million for the respective 2005 period. Selling, general and administrative expenses for the nine-month period were $816 million, or 13.2% of sales, versus $735 million for the respective 2005 period. Stock option expense increased selling, general and administrative expenses by $9 million and $29 million for the quarter and nine months ended September 30, 2006, respectively. Including pro forma stock option expense of $9 million and $28 million in the quarter and nine months ended September 25, 2005, respectively, selling, general and administrative expenses were 13.3% and 13.5% of sales, respectively. The underlying increase was due to currency, acquisitions, and inflationary pressures partially offset by productivity initiatives.

Depreciation and amortization expense increased $8 million, or 5%, for the third quarter and $28 million, or 6%, for the nine months ended September 30, 2006 versus the respective 2005 periods. The increase was principally due to the incremental impact of capital spending and currency effects.

Other income (expenses) – net for the quarter ended September 30, 2006 included a gain of $14 million relating to two divestitures, the aviation services business and a Turkish joint venture. The 2005 quarter included an $8 million charge for fixed asset write-offs and insurance matters related to Hurricanes Katrina and Rita. The 2006 year-to-date includes the impact of the two divestitures and a $15 million gain resulting from insurance recoveries in the second quarter. Included in 2005 year-to-date other income is a benefit of $11 million recorded in the first quarter associated with a $20 million favorable settlement of a customer obligation net of a $9 million charge for various legal matters and insurance accruals, an $8 million charge in the second quarter associated with a fire at the St. Louis distribution facility and the third quarter hurricane charge. Higher partnership income also contributed to the increase in the quarter and year to date periods.

Operating profit increased $75 million or 24% for the third quarter and $178 million or 19% for the nine months ended September 30, 2006 versus the respective 2005 periods. Stock option expense reduced operating profit by $10 million and $32 million for the quarter and nine months ended September 30, 2006, respectively. Including pro forma stock option expense of $10 million and $30 million in the quarter and nine months ended September 30, 2005, respectively, underlying operating profit increased $85 million, or 28%, for the quarter and $208 million, or 23% for the nine-month period. Increased volumes and the continued impact of focused productivity initiatives were the primary drivers of growth in both the quarter and year-to-date periods. The 2006 quarter included a $14 million gain relating to two divestitures and the 2005 quarter included a $15 million adverse impact of Hurricanes Katrina and Rita.

Interest expense – net decreased $2 million, or 5% for the third quarter and decreased $6 million, or 5%, for the nine-month period ended September 30, 2006 versus 2005 as a result of lower debt balances in the second and third quarters of 2006.

The effective tax rate was 28.5% for the third quarter and 27.2% for the nine-month period versus 58.8% and 35.9%, respectively, for the same periods in 2005. The 2006 quarter and year to date periods include $11 million of income tax charges related to the divestiture of its aviation services business and a Turkish joint venture. The 2005 third quarter and year to date periods included an income tax charge of $92 million for the repatriation of foreign earnings and other tax adjustments (see Note 12 to the condensed consolidated financial statements). Excluding these and other discrete tax items, the underlying effective tax rates for the quarter and year-to-date periods were approximately 26.5% in 2006 and 26% in 2005.

Net income increased $139 million, or 129%, for the third quarter and $207 million, or 40%, for the nine months ended September 30, 2006 versus the respective 2005 periods. Stock option expense reduced net income by $7 million and $21 million for the quarter and nine months ended September 30, 2006, respectively. The 2005 quarter and year to date periods include the impact of the $92 million income tax charge. Excluding the impact of the income tax charge in the 2005 periods, and including pro forma stock option expense of $7 million and $20 million in the quarter and nine months ended September 30, 2005, net income increased $54 million, or 28% for the quarter and $135 million or 23% on a year to date basis. Operating profit growth was the primary driver of the net income improvement.

The number of employees at September 30, 2006 was 26,926, reflecting a decrease of 380 employees from December 31, 2005, primarily due to the divestiture of the aviation services business.

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in millions)	2006	2005	Variance	2006	2005	Variance
SALES(a)
North America	$1,187	$1,087	+9%	$3,514	$3,244	+8%
Europe	293	258	+14%	857	830	+3%
South America	340	292	+16%	997	810	+23%
Asia	165	136	+21%	467	395	+18%
Surface Technologies	114	117	-3%	366	357	+3%

	$2,099	$1,890	+11%	$6,201	$5,636	+10%

OPERATING PROFIT
North America	$204	$165	+24%	$619	$492	+26%
Europe	69	63	+10%	193	202	-4%
South America	69	52	+33%	184	146	+26%
Asia	27	24	+13%	78	70	+11%
Surface Technologies	23	13	+77%	52	38	+37%

	$392	$317	+24%	$1,126	$948	+19%

(a)	2005 sales have been reclassified to conform to the 2006 presentation. See Note 11 to the condensed consolidated financial statements.

North America

Sales increased $100 million, or 9%, for the third quarter and $270 million, or 8%, for the nine months ended September 30, 2006 versus the respective 2005 periods. Sales increased 11% for the quarter and 8% for the year-to-date period excluding the impact of the pass-through of lower natural gas costs to on-site hydrogen customers, which has a minimal impact on operating profit. Pricing increased sales by 5% for the quarter and year-to-date periods due to the contractual pass-through of higher power costs to on-site customers, surcharges for higher power and transportation fuel costs for merchant and packaged gases, and the impact of pricing actions. Overall volume increased 5% and 2% for the quarter and year-to-date periods reflecting higher on-site, liquid and packaged gases volumes as well as increased sales to the metals, manufacturing and electronics end-markets. Currency contributed 1% to sales growth for the quarter and year-to-date periods.

Operating profit increased $39 million, or 24%, for the third quarter and $127 million, or 26%, for the nine months ended September 30, 2006 versus the respective 2005 periods. The quarter and nine months ended September 30, 2006 included $6 million and $18 million of stock option expense, respectively. Including pro forma stock option expense of $6 million and $17 million in the quarter and nine months ended September 30, 2005, respectively, underlying operating profit increased $45 million, or 28%, for the quarter and $129 million, or 27%, for the nine-month period. Year-to-date operating profit growth includes a $15 million benefit from insurance recoveries in the second quarter 2006. Increased volumes to the metals, electronics and manufacturing markets and productivity initiatives were the primary drivers to the underlying operating profit growth in the quarter and year-to-date periods. Favorable currency increased operating profit 2% in the quarter and year-to-date periods. The 2005 quarter included the adverse effect of Hurricanes Katrina and Rita.

Europe

Sales increased $35 million, or 14%, for the third quarter and $27 million, or 3%, for the nine months ended September 30, 2006 versus the respective 2005 periods. Excluding the impact of currency, sales increased 10% for the quarter and 6% for the year-to-date period, principally due to higher volumes in Spain and Italy and sales growth to the electronics and healthcare end-markets.

Operating profit increased $6 million, or 10%, for the third quarter and decreased $9 million, or 4%, for the nine months ended September 30, 2006 versus the respective 2005 periods. The quarter and nine months ended September 30, 2006 included a gain of $5 million from the divestiture of a Turkish joint venture, and $2 million and $4 million of stock option expense, respectively. Excluding the impact of the divestiture from the 2006 periods and including pro forma stock option expense of $1 million and $3 million in the quarter and nine months ended September 30, 2005, respectively, underlying operating profit increased $2 million, or 3%, for the quarter and decreased $11 million, or 6%, for the nine-month period. Currency contributed 5% growth for the quarter and decreased operating profit 3% for the year-to-date period. Increased price competition in the merchant liquid market limited the pass through of higher power costs the impact of which was partially offset by productivity and cost reduction initiatives.

South America

Sales increased $48 million, or 16%, for the third quarter and $187 million, or 23%, for the nine months ended September 30, 2006 versus the respective 2005 periods. Excluding the impact of currency, sales increased 10% for the quarter and 12% year-to-date primarily due to higher volumes due to three plant start-ups in the quarter and increased volumes to the metals, energy and healthcare markets. Additionally, an equipment sale to a Venezuela customer contributed to 2% sales growth in the third quarter and 3% sales growth on a year-to-date basis.

Operating profit increased $17 million, or 33%, for the third quarter and $38 million, or 26%, for the nine months ended September 30, 2006 versus the respective 2005 periods. The quarter and nine months ended September 30, 2006 included $1 million and $5 million of stock option expense, respectively. Including pro forma stock option expense of $1 million and $4 million in the quarter and nine months ended September 30, 2005, respectively, underlying operating profit increased $18 million, or 35%, for the quarter and $42 million, or 30%, for the nine-month period. Favorable currency contributed 15% growth for the quarter and 16% for the year-to-date period. Increased volumes and cost-reduction programs continued to outpace inflationary pressures, favorably contributing to operating profit growth.

Asia

Sales increased $29 million, or 21%, for the third quarter and $72 million, or 18%, for the nine months ended September 30, 2006 versus the respective 2005 periods. Sales growth was principally due to strong volumes of gases and electronic materials to the electronics end-markets as demand for specialty gas in the semiconductor and LCD markets and sputtering targets remained strong, as well as increased volumes to the metals end-market.

Operating profit increased $3 million, or 13%, for the third quarter and $8 million, or 11%, for the nine months ended September 30, 2006 versus the respective 2005 periods. The quarter and nine months ended September 30, 2006 included $1 million and $3 million of stock option expense, respectively. Including pro forma stock option expense of $1 million and $3 million in the quarter and nine months ended September 30, 2005, respectively, underlying operating profit increased $4 million, or 17%, for the quarter and $11 million, or 16%, for the nine-month period. Increased sales volumes and productivity initiatives were the primary drivers of operating profit growth.

Surface Technologies

On July 3, 2006, Praxair completed the previously announced sale of its aviation services business, which contributed full year 2005 sales of approximately $67 million to the Surface Technologies segment.

Sales decreased $3 million, or 3%, for the third quarter and increased $9 million, or 3%, for the nine months ended September 30, 2006 versus the respective 2005 periods. Excluding the impact of the aviation services divestiture, sales increased 11% for the quarter and 8% for the year-to-date period. Volume contributed 5% growth for the quarter and 4% year-to-date driven by higher coatings volumes for OEM aircraft engine parts, oil field service components, and power turbines. Realized price increases were 4% for the quarter and 5% year-to-date. Currency increased sales 2% for the quarter and decreased sales 1% for the year-to-date period.

Operating profit increased $10 million, or 77%, for the third quarter and $14 million, or 37%, for the nine months ended September 30, 2006 versus the respective 2005 periods. The quarter and nine months ended September 30, 2006 included a gain of approximately $7 million from the aviation services divestiture, and less than $1 million and $2 million of stock option expense, respectively. Excluding the gain on the sale of a business from the 2006 periods and including pro forma stock option expense of $1 million and $3 million in the quarter and nine months ended September 30, 2005, respectively, underlying operating profit increased $4 million, or 33%, for the quarter and $10 million, or 29%, for the nine-month period. The increase was principally driven by higher sales volumes and the favorable benefits of ongoing cost reduction actions.

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

To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percent of YTD 2006 Consolidated Sales (a)	Income Statement		Balance Sheet
		Year-To-Date Average		September 30, 2006	December 31, 2005
Currency		2006	2005
Brazilian real	14%	2.18	2.49	2.17	2.34
European euro	13%	0.81	0.79	0.79	0.85
Canadian dollar	9%	1.14	1.23	1.12	1.17
Mexican peso	5%	10.91	11.02	10.99	10.68
Chinese RMB	2%	8.02	8.24	7.90	8.07
Indian rupee	2%	45.41	43.69	45.93	45.20
Korean won	2%	966	1,022	945	1,013
Argentinean peso	1%	3.07	2.90	3.10	3.03
Venezuelan bolivar	1%	2,150	2,093	2,150	2,150

(a)	Certain Surface Technologies segment sales are included in European and Brazilian sales.

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

	Nine Months Ended September 30,
(Millions of dollars)	2006	2005
NET CASH PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
Net income	$719	$512
Depreciation and amortization	518	490
Accounts receivable	(98)	(115)
Inventory	(33)	(41)
Payables and accruals	109	257
Pension contributions	(119)	(78)
Other – net	93	74

Net cash provided by operating activities	$1,189	$1,099

INVESTING ACTIVITIES
Capital expenditures	$(800)	$(598)
Acquisitions	(7)	(8)
Divestitures and asset sales	112	25

Net cash used for investing activities	$(695)	$(581)

FINANCING ACTIVITIES
Debt reductions - net	$(346)	$(192)
Excess tax benefit on stock option exercises	18	—
Issuances of common stock	203	192
Purchases of common stock	(262)	(332)
Cash dividends	(242)	(174)
Minority transactions and other	(18)	(18)

Net cash used for financing activities	$(647)	$(524)

Cash Flow from Operations

Cash provided by operations of $1,189 million for the nine months ended September 30, 2006 increased $90 million, or 8%, versus 2005. The increase was principally the result of strong cash flow generated from higher sales and net income partially offset by increases in U.S. pension contributions and U.S. income tax payments.

Investing

Net cash used for investing of $695 million for the nine months ended September 30, 2006 increased $114 million, or 20%, versus 2005 primarily due to an increase in capital expenditures in North America and Asia versus the year ago periods. This was partially offset by cash received from the divestiture of the aviation services business and a Turkish joint venture during the third quarter 2006.

Financing

Cash used for financing activities of $647 million for the nine months ended September 30, 2006 increased $123 million versus the respective 2005 period. For the nine months ended September 30, 2006, cash dividends were $0.75 per share compared to $0.54 per share for 2005, resulting in a $68 million, or 39%, increase in cash dividends paid. At September 30, 2006, Praxair’s total debt outstanding was $3,174 million, $273 million lower than $3,447 million at December 31, 2005 primarily due to net cash repayments of $346 million and currency. These increases were partially offset by a decrease in purchases of common stock activity of $70 million. During the fourth quarter of 2006, Praxair intends to issue new debt of at least $250 million, subject to market conditions, to be used in the refinancing of existing maturing debt and other general corporate purposes.

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

(Dollar amounts in millions)	September 30, 2006	December 31, 2005
TOTAL CAPITAL
Debt	$3,174	$3,447
Minority interests	209	202
Shareholders’ equity	4,494	3,902

	$7,877	$7,551

DEBT-TO-CAPITAL RATIO	40.3%	45.6%

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
AFTER-TAX RETURN ON CAPITAL (ROC)
Adjusted operating profit (a)	$392	$307	$1,126	$918
Less: adjusted taxes (a,c)	(101)	(68)	(274)	(194)
Less: tax benefit on interest expense(b)	(10)	(10)	(31)	(32)
Add: equity income	1	2	6	11

Net operating profit after-tax (NOPAT)	$282	$231	$827	$703

Beginning capital	$7,926	$7,373	$7,551	$7,358
Ending capital	$7,877	$7,370	$7,877	$7,370
Average capital	$7,902	$7,372	$7,714	$7,364
ROC %	3.6%	3.1%	10.7%	9.5%
ROC % (annualized)	14.3%	12.5%	14.3%	12.7%

(a)	The quarter and nine months ended September 30, 2005 have been adjusted to include pro forma stock option expense of $10 million ($7 million net of tax) and $30 million ($20 million net of tax), respectively.
(b)	Tax benefit on interest expense is based on Praxair’s underlying effective tax rates of 26.5% for 2006 and 26% for 2005.
(c)	The third quarter 2005 excludes the impact of a $92 million income tax charge for the repatriation of foreign earnings and other tax adjustments (see Note 12 to the condensed consolidated financial statements).

New Accounting Standards

Refer to Note 2 to the condensed consolidated financial statements for information concerning new accounting standards.

Outlook

For the fourth quarter of 2006, diluted earnings per share are expected to be in the range of $0.75 to $0.78.

For the full year of 2006, Praxair expects year-over-year sales growth in the area of 10%. Diluted earnings per share are expected to be in the range of $2.93 to $2.96, including an estimated stock option expense of $0.08 per share. Full-year capital expenditures are expected to be in the range of $1.05 billion to $1.10 billion, supporting a growing backlog of new projects and new business in all geographic regions. Praxair expects an effective tax rate in the range of 26% to 27% for 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Refer to the “Market Risks and Sensitivity Analyses” discussion on page 43 in the Management’s Discussion and Analysis section of Praxair’s 2005 Annual Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities - Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended September 30, 2006 is provided below:

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)		Maximum Number of Shares that May Yet be Purchased Under the Program(2)
	(Thousands	)		(Thousands	)
July 2006	—		—	—		N/A
August 2006	575		$54.39	575		N/A
September 2006	233		$59.39	233		N/A

Third Quarter 2006	808		$55.83	808		N/A

(1)	On January 20, 1997, the company’s Board of Directors approved a share repurchase program which authorized the company to repurchase shares of its common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the company in order to offset some or all of such shares issued pursuant to the company’s employee benefit plans and its Dividend Reinvestment and Stock Purchase Plan. The company announced this program on January 21, 1997. The program has no expiration date.
(2)	The Board-approved program does not contain any quantitative limit on the total number of shares, or dollar value, that may be purchased.

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

PRAXAIR, INC.
(Registrant)

Date: October 25, 2006	By:	/s/ Patrick M. Clark
Patrick M. Clark
Vice President and Controller
(On behalf of the Registrant
and as Chief Accounting Officer)