Form 10-Q
period 2007-03-31
PRAXAIR INC
filed 2007-04-25
CIK 884905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

At March 30, 2007, 318,701,762 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PART I - FINANCIAL INFORMATION

Praxair, Inc. and Subsidiaries

Item 1.	Financial Statements

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions of dollars, except per share data)

(UNAUDITED)

	Quarter Ended March 31,
	2007	2006
SALES	$2,175	$2,026
Cost of sales, exclusive of depreciation and amortization	1,282	1,207
Selling, general and administrative	286	273
Depreciation and amortization	182	171
Research and development	24	21
Other income (expense) – net	2	(2)

OPERATING PROFIT	403	352
Interest expense – net	38	38

INCOME BEFORE INCOME TAXES	365	314
Income taxes	95	83

	270	231
Minority interests	(9)	(8)
Income from equity investments	4	2

NET INCOME	$265	$225

PER SHARE DATA:

Basic earnings per share	$0.83	$0.69

Diluted earnings per share	$0.81	$0.68

Cash dividends per share	$0.30	$0.25

WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	320,763	323,804
Diluted shares outstanding	326,787	330,043

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Millions of dollars)

(UNAUDITED)

	March 31, 2007	December 31, 2006

ASSETS

Cash and cash equivalents	$26	$36
Accounts receivable - net	1,548	1,456
Inventories	407	381
Prepaid and other current assets	220	186

TOTAL CURRENT ASSETS	2,201	2,059
Property, plant and equipment (less accumulated depreciation of $7,414 at March 31, 2007 and $7,203 at December 31, 2006)	6,964	6,694
Goodwill	1,786	1,613
Other intangible assets - net	116	71
Other long-term assets	681	665

TOTAL ASSETS	$11,748	$11,102

LIABILITIES AND EQUITY
Accounts payable	$664	$682
Short-term debt	285	130
Current portion of long-term debt	52	56
Other current liabilities	855	890

TOTAL CURRENT LIABILITIES	1,856	1,758

Long-term debt	3,399	2,981
Other long-term obligations	1,796	1,587

TOTAL LIABILITIES	7,051	6,326

Commitments and contingencies (Note 9)

Minority interests	230	222
Shareholders’ equity	4,467	4,554

TOTAL LIABILITIES AND EQUITY	$11,748	$11,102

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of dollars)

(UNAUDITED)

	Quarter Ended March 31,
	2007	2006
OPERATIONS
Net income	$265	$225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	182	171
Deferred income taxes	5	45
Stock based compensation	11	11
Accounts receivable	(73)	(21)
Inventory	(16)	(16)
Prepaid and other current assets	(22)	(15)
Payables and accruals	(72)	(54)
Pension contributions	(11)	(92)
Other	29	(11)

Net cash provided by operating activities	298	243

INVESTING
Capital expenditures	(285)	(256)
Acquisitions	(296)	(3)
Divestitures and asset sales	4	5

Net cash used for investing activities	(577)	(254)

FINANCING
Short-term debt borrowings - net	142	9
Long-term debt borrowings	413	35
Long-term debt repayments	(15)	(102)
Issuances of common stock	85	88
Purchases of common stock	(271)	(91)
Cash dividends	(96)	(81)
Minority interest transactions and other	(3)	2
Excess tax benefit on stock option exercises	14	9

Net cash provided by (used for) financing activities	269	(131)

Effect of exchange rate changes on cash and cash equivalents	—	1

Change in cash and cash equivalents	(10)	(141)
Cash and cash equivalents, beginning-of-period	36	173

Cash and cash equivalents, end-of-period	$26	$32

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Dollar amounts in millions, except share data, shares in thousands)

(UNAUDITED)

							Accumulated Other Comprehensive Income (Loss)(b)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings
Activity	Shares	Amounts		Shares	Amounts			Total
Balance, January 1, 2007	367,645	$4	$2,729	46,784	$(1,739)	$4,687	$(1,127)	$4,554
Net income						265		265
Translation adjustments							60	60
SFAS No. 158 pension liability, net of $3 million of taxes							2	2

Comprehensive income(a)								327

FIN 48 (Note 11)						(158)		(158)
Dividends on common stock ($0.30 per share)						(96)		(96)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	25		1					1
For employee savings and incentive plans	1,590		59	(619)	24			83
Purchases of common stock				4,392	(273)			(273)
Tax benefit from stock options			18					18
Stock based compensation			11					11

Balance, March 31, 2007	369,260	$4	$2,818	50,557	$(1,988)	$4,698	$(1,065)	$4,467

(a)	The components of comprehensive income are as follows:

	Quarter Ended March 31,
	2007	2006
Net income	$265	$225
Translation adjustments	60	73
Pension/OPEB funded status obligation *	2	(11)

	$327	$287

(b)	The components of accumulated other comprehensive income (loss) are as follows:

	March 31, 2007	December 31, 2006
Accumulated translation adjustments	$(815)	$(875)
Accumulated pension/OPEB funded status obligation *	(249)	(251)
Accumulated derivatives	(1)	(1)

	$(1,065)	$(1,127)

*	Minimum pension liability in 2006.

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Summary of Significant Accounting Policies

Presentation of Condensed Consolidated Financial Statements - In the opinion of Praxair, Inc. (Praxair) management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented and such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to the consolidated financial statements of Praxair, Inc. and subsidiaries in Praxair’s 2006 Annual Report. There have been no material changes to the company’s significant accounting policies during 2007 except for the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (FIN 48), effective January 1, 2007.

Accounting Standards Implemented in 2007

Effective January 1 2007, Praxair adopted FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (SFAS 109). See Note 11 for information relating to the implementation of this interpretation and other required disclosures pertaining to uncertain tax positions.

2.	Stock-Based Compensation

The company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). Stock-based compensation of $11 million ($8 million after tax) and $11 million ($7 million after tax) was recognized during the quarters ended March 31, 2007 and 2006, respectively. The expense was primarily recorded in selling, general and administrative expenses. There was no share-based compensation cost that was capitalized. For further details regarding Praxair’s stock-based compensation arrangements, refer to Note 16 to the consolidated financial statements included on page 57 of Praxair’s 2006 Annual Report.

Stock Options

The weighted-average fair value of options granted during the quarter ended March 31, 2007 was $10.97 ($10.84 in 2006) based on the Black-Scholes Options-Pricing model. The following weighted-average assumptions were used for grants in 2007 and 2006:

	Quarter ended March 31,
	2007	2006
Dividend yield	1.95%	1.85%
Volatility	15.32%	17.64%
Risk-free interest rate	4.52%	4.65%
Expected term in years	5	5

The following table summarizes option activity under the plans as of March 31, 2007 and changes during the period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

Activity	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2007	21,771	$35.28
Granted	3,811	61.48
Exercised	(1,526)	27.13
Cancelled or expired	(6)	28.18

Outstanding at March 31, 2007	24,050	39.95	6.8	$553

Exercisable at March 31, 2007	16,146	$32.16	5.7	$497

The aggregate intrinsic value represents the difference between the company’s closing stock price of $62.96 as of March 30, 2007 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during the first quarter of 2007 was $55 million ($38 million in 2006).

Cash received from option exercises under all share-based payment arrangements was $41 million for the quarter ended March 31, 2007. The actual tax benefit realized from stock option exercises totaled $18 million for the quarter ended March 31, 2007.

As of March 31, 2007, $67 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.6 years.

Performance-Based and Restricted Stock Awards

In the quarter ended March 31, 2007, the company granted performance-based stock awards to senior level executives for 70,520 shares that vest based on the attainment of specified performance targets over a two-year performance period from January 1, 2007 to December 31, 2008. At the end of the performance period, the actual number of shares issued can range from zero to 200 percent of the shares granted. Compensation expense related to these awards is recognized over the two-year performance period based on the fair value of the closing market price of the Company’s common stock on the date of grant ($61.47 per share) and the estimated performance that will be achieved. In addition, the company has granted restricted stock to certain key employees that vest after a designated service period ranging from two to ten years.

The following table summarizes performance-based and restricted stock award activity as of March 31, 2007 and changes during the period then ended (averages are calculated on a weighted basis):

Performance-Based and Restricted Stock Activity	Number of Shares (000’s)	Average Grant Date Fair Value
Nonvested at January 1, 2007	63	$21.35
Granted	71	$61.47
Vested	(17)	$19.72
Forfeited	—

Nonvested at March 31, 2007	117

As of March 31, 2007, $6 million of unrecognized compensation cost related to performance-based awards is expected to be recognized on a straight-line basis through 2008 and less than $1 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized on a straight-line basis through 2011.

3.	Inventories

The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	March 31, 2007	December 31, 2006
Raw materials and supplies	$109	$104
Work in process	55	50
Finished goods	243	227

	$407	$381

4.	Debt

The following is a summary of Praxair’s outstanding debt at March 31, 2007 and December 31, 2006:

(Millions of dollars)	March 31, 2007	December 31, 2006
SHORT-TERM
U.S. bank borrowings	$16	$9
European borrowings	98	—
Canadian borrowings	8	—
South American borrowings	39	35
Asian borrowings	103	79
Other international borrowings	21	7

Total short-term debt	285	130

LONG-TERM
U.S. borrowings
4.75% Notes due 2007(c)	250	250
6.625% Notes due 2007(c)	250	250
6.50% Notes due 2008(c)	250	250
2.75% Notes due 2008 (a)	300	299
6.375% Notes due 2012 (a, b)	523	524
3.95% Notes due 2013 (a)	349	349
5.375% Notes due 2016 (a)	399	399
5.20% Notes due 2017 (a)	324	—
Other	7	8

European borrowings (c)	600	590
Canadian borrowings (c)	87	—
South American borrowings	80	83
Asian borrowings	19	21
Other international borrowings	3	4
Obligations under capital leases	10	10

	3,451	3,037
Less: current portion of long-term debt	(52)	(56)

Total long-term debt	3,399	2,981

Total debt	$3,736	$3,167

(a)	Amounts are net of unamortized discounts.
(b)	March 31, 2007 and December 31, 2006 include a $24 million and $25 million fair value increase, respectively, related to SFAS 133 hedge accounting. See Note 13 on page 55 of the 2006 Annual Report.
(c)	Classified as long-term because of the company’s intent to refinance this debt on a long-term basis and the availability of such financing under the terms of existing agreements.

On March 15, 2007, Praxair issued $325 million of 5.20% notes due 2017.

5.	Financial Instruments

The following table is a summary of the notional amount of currency derivatives outstanding at March 31, 2007 and December 31, 2006 (all maturities within one year):

(Millions of dollars)	March 31, 2007	December 31, 2006
CURRENCY CONTRACTS
Balance sheet items	$748	$758
Anticipated net income	60	—

	$808	$758

Praxair enters into currency exchange forward contracts to manage its exposure to fluctuations in foreign currency exchange rates. Hedges of balance-sheet items are related to recorded balance-sheet exposures, including intercompany transactions. The net income hedges outstanding at March 31, 2007 are related to anticipated net income in Brazil. There were no net income hedges outstanding at December 31, 2006.

At March 31, 2007, the fair value of all derivative instruments has been recorded in the condensed consolidated balance sheet as $4 million in current liabilities ($3 million in current assets and $3 million in current liabilities at December 31, 2006). There were no interest-rate derivatives outstanding at March 31, 2007 or December 31, 2006.

6.	Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended March 31,
	2007	2006
NUMERATOR (Millions of dollars)
Net income used in basic and diluted EPS	$265	$225
DENOMINATOR (Thousands of shares)
Weighted average shares outstanding	319,742	322,770
Shares earned and issuable under compensation plans	1,021	1,034

Weighted average shares used in basic earnings per share	320,763	323,804
Effect of dilutive securities
Performance-based stock awards	40	—
Employee stock options	5,984	6,239

Weighted average shares used in diluted earnings per share	326,787	330,043

BASIC EARNINGS PER COMMON SHARE	$0.83	$0.69
DILUTED EARNINGS PER COMMON SHARE	$0.81	$0.68

There were 22,300 stock options for shares excluded in the computation of diluted earnings per share for the quarter ended March 31, 2007 because the exercise prices were greater than the average market price of the common stock. There were 3,980,180 stock options excluded in the computation for the quarter ended March 31, 2006.

7.	Goodwill and Other Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires the company to perform an assessment at least annually as to whether there is an indication that the carrying value of goodwill is impaired at the reporting unit level. The annual impairment test is performed during the second quarter of each year.

Changes in the carrying amount of goodwill for the quarter ended March 31, 2007 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2006	$998	$181	$326	$29	$79	$1,613
Acquisitions (Note 12)	154	—	—	—	—	154
Purchase adjustments	(1)	—	2	—	—	1
Foreign currency translation	—	9	6	2	1	18

Balance, March 31, 2007	$1,151	$190	$334	$31	$80	$1,786

Changes in the carrying amounts of other intangibles for the quarter ended March 31, 2007 were as follows:

	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2006	$72	$39	$16	$127
Acquisitions (Note 12)	47	2	—	49
Foreign currency translation	1	—	—	1
Other	—	(4)	—	(4)

Balance, March 31, 2007	$120	$37	$16	$173

Less: Accumulated amortization
Balance, December 31, 2006	$(26)	$(24)	$(6)	$(56)
Amortization expense	(2)	(2)	—	(4)
Foreign currency translation	—	—	—	—
Other	—	4	(1)	3

Balance, March 31, 2007	$(28)	$(22)	$(7)	$(57)

Net balance at March 31, 2007	$92	$15	$9	$116

There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 12 years. Total estimated annual amortization expense is $15 million for the remainder of 2007; $14 million, $12 million, $10 million and $8 million for the years ended December 31, 2008, 2009, 2010 and 2011, respectively; and $57 million thereafter.

8.	Pension and OPEB

The components of net pension and postretirement benefits other than pensions (OPEB) costs for the quarters ended March 31, 2007 and 2006 are shown below:

	Quarter Ended March 31,
	Pensions		OPEB
(Millions of dollars)	2007	2006	2007	2006
Service cost	$11	$10	$1	$2
Interest cost	27	24	4	4
Expected return on plan assets	(31)	(28)	—	—
Net amortization and deferral	6	7	—	—

Net periodic benefit cost	$13	$13	$5	$6

Praxair estimates that 2007 contributions to its pension plans will be in the area of $25 to $50 million including required contributions. Contributions of $11 million have been made through March 31, 2007.

9.	Legal Proceedings

Praxair is subject to various lawsuits and government investigations that arise from time to time in the ordinary course of business. These actions are based upon alleged environmental, tax, antitrust and personal injury claims, among others. Praxair has strong defenses in these cases and intends to defend itself vigorously. It is possible that the Company may incur losses in connection with some of these actions in excess of accrued liabilities. Management does not anticipate that in the aggregate such losses would have a material adverse effect on the company’s consolidated financial position or liquidity; however, it is possible that the final outcomes could have a significant impact on the company’s reported results of operations in any given period (see Note 18 on page 62 of the 2006 Annual Report).

Among such matters are claims brought by welders alleging that exposure to manganese contained in welding fumes caused neurological injury. Praxair has never manufactured welding consumables. Such products were manufactured prior to 1985 by a predecessor company of Praxair. As of March 31, 2007, Praxair was a co-defendant with many other companies in 695 lawsuits alleging personal injury caused by manganese contained in welding fumes. There were a total of 4,216 individual claimants in these cases. The cases were pending in several state and federal courts. The federal cases have been transferred to the U.S. District Court for the Northern District of Ohio for coordinated pretrial proceedings. The plaintiffs seek unspecified compensatory and, in most instances, punitive damages. In the past, Praxair has either been dismissed from the cases with no payment or has settled a few cases for nominal amounts. There also are eight proposed class actions seeking medical monitoring on behalf of welders. None of the class actions have been certified. No reserves have been recorded for these cases as management does not believe that a loss from them is probable or reasonably estimable.

10.	Segments

Sales and operating profit by segment for the quarters ended March 31, 2007 and 2006 are shown below (for a description of Praxair’s operating segments, refer to Note 19 to the consolidated financial statements included on page 63 of Praxair’s 2006 Annual Report):

	Quarter Ended March 31,
(Millions of dollars)	2007	2006
SALES(a)
North America	$1,205	$1,169
Europe	330	268
South America	348	317
Asia	167	147
Surface Technologies	125	125

	$2,175	$2,026

OPERATING PROFIT
North America	$217	$200
Europe	72	59
South America	66	57
Asia	27	23
Surface Technologies	21	13

	$403	$352

(a)	Intersegment sales, primarily from North America to other segments, were not significant for the quarters ended March 31, 2007 and 2006.

11.	Income Taxes – Adoption of FIN 48

Effective January 1 2007, Praxair adopted FIN 48 which provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. The adoption of FIN 48 resulted in a non-cash transition charge of $158 million, recorded as a reduction to beginning retained earnings. The transition adjustment relates primarily to tax positions related to foreign operations where the original tax benefit related to periods prior to 2002. Interest and penalties on tax reserves are classified as income tax expense in the financial statements.

As of January 1, 2007, the Company has reserves for unrecognized income tax benefits totaling $309 million and related accrued interest and penalties of $31 million (after related tax benefits). If recognized, essentially all of the unrecognized tax benefits and related interest and penalties would be recorded as a benefit to income tax expense on the consolidated statement of income. The Company does not currently anticipate significant changes in the amount of unrecognized income tax benefits over the next year.

As of January 1, 2007, the company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major Tax Jurisdictions	Open Years

North America
United States	2005 and 2006
Canada	1999 through 2006
Mexico	2002 through 2006
Europe
Germany	2004 through 2006
Italy	2002 through 2006
Spain	1997 through 2006
South America
Brazil	1998 through 2006
Asia
China	2006
India	1999 through 2006
Korea	2002 through 2006
Thailand	2002 through 2006

12.	Acquisitions

On March 1, 2007, Praxair acquired Linde AG’s industrial and medical gas business in Mexico and, on March 30, 2007, acquired Mittler Supply, Inc., an independent packaged gas distributor with operations across the mid western United States. The aggregate purchase price for the two acquisitions was $295 million and resulted in the recognition of $154 million of goodwill.

The results of operations of these businesses have been included in Praxair’s consolidated statements of income since their respective dates of acquisition. The allocations of the purchase price are based on preliminary estimates and assumptions at the date of acquisition and are subject to revision based on final information received, including appraisals and other analyses that support underlying estimates.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results

The following table provides summary data for the quarters ended March 31, 2007 and 2006:

	Quarter Ended March 31,
(Dollar amounts in millions)	2007	2006	Variance
Sales	$2,175	$2,026	+7%
Gross margin(a)	$893	$819	+9%
As a percent of sales	41.1%	40.4%
Selling, general and administrative	$286	$273	+5%
As a percent of sales	13.1%	13.5%
Depreciation and amortization	$182	$171	+6%
Other income (expenses) – net	$2	$(2)
Operating profit	$403	$352	+14%
Interest expense – net	$38	$38	—
Effective tax rate	26.0%	26.4%
Net income	$265	$225	+18%

(a)	Gross margin excludes depreciation and amortization expense.

Sales increased $149 million, or 7%, in the first quarter versus 2006. Underlying sales growth was 8% excluding the impact of lower natural gas costs passed through in hydrogen prices which decreased sales by $18 million, or 1%, with a minimal impact on operating profit. Price increases of 3% were predominantly realized in North America, South America and Europe due to pricing actions, the pass-through of higher power costs and surcharges. Volume growth of 4% reflects continued strong volumes to the energy manufacturing, metals and electronics end-markets. The favorable impact of currency, primarily in Europe and South America, increased sales by 2%. The divestiture of the aviation services business in July 2006 reduced sales growth by 1%.

Gross margin in 2007 improved $74 million, or 9%, for the first quarter versus 2006. The 70 basis point increase in first quarter gross margin percentage, to 41.1%, was due primarily to lower natural gas prices, realized price increases and cost efficiency and reduction programs which substantially outpaced underlying inflationary cost pressures.

Selling, general and administrative expenses for the first quarter were $286 million, or 13.1% of sales, versus $273 million, or 13.5% of sales, for the respective 2006 period. The decrease in selling, general and administrative as a percentage of sales was due to realized benefits from productivity initiatives.

Depreciation and amortization expense increased $11 million, or 6%, for the quarter ended March 31, 2007 versus 2006. The increase was principally due to new plant start-ups and currency effects.

Other income (expenses) – net for the 2007 first quarter was a $2-million benefit compared to a $2-million expense in the first quarter of 2006.

Operating profit increased $51 million, or 14%, for the first quarter versus 2006. This increase was driven by higher pricing, increased sales volumes, and the continued impact of focused productivity initiatives.

Interest expense – net was flat for the first quarter of 2007 versus 2006.

The effective tax rate was 26% for the first quarter versus 26.4% in 2006.

Net income increased $40 million, or 18%, for the first quarter versus 2006. Operating profit growth was the primary driver of the net income improvement.

The number of employees at March 31, 2007 was 27,681, reflecting an increase of 639 employees from December 31, 2006, primarily due to the acquisition of Linde AG’s gases business in Mexico and an independent packaged gas distributor in the mid western United States in the first quarter of 2007.

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows:

	Quarter Ended March 31,
(Dollar amounts in millions)	2007	2006	Variance
SALES
North America	$1,205	$1,169	+3%
Europe	330	268	+23%
South America	348	317	+10%
Asia	167	147	+14%
Surface Technologies	125	125	—

	$2,175	$2,026	+7%

OPERATING PROFIT
North America	$217	$200	+9%
Europe	72	59	+22%
South America	66	57	+16%
Asia	27	23	+17%
Surface Technologies	21	13	+62%

	$403	$352	+14%

North America

Sales increased $36 million, or 3%, for the first quarter versus 2006. Underlying sales growth was 5% excluding the impact of lower natural gas costs passed through in hydrogen prices which decreased sales by $18 million, or 2%, with a minimal impact on operating profit. Pricing increased sales by 3% due to the contractual pass-through of higher power costs to on-site customers, surcharges for higher power and transportation fuel costs for merchant and packaged gases, and the impact of pricing actions. Volume growth increased 3% from higher on-site, merchant liquid and packaged gases volumes to the energy and manufacturing end-markets. Unfavorable currency decreased sales by 1%.

Operating profit increased $17 million, or 9%, for the first quarter versus 2006. Higher volumes, realized price increases and the continued focus on productivity initiatives were the primary drivers to the strong operating profit growth.

On March 1, 2007, Praxair acquired Linde AG’s industrial and medical gas business in Mexico and, on March 30, 2007, acquired an independent packaged gas distributor with operations across the mid western United States (see Note 12 to the condensed consolidated financial statements).

Europe

Sales increased $62 million, or 23%, for the first quarter versus 2006. Favorable currency contributed 9% to sales growth. Volume growth of 9% was principally due to strong demand in the manufacturing and metals markets as well as in Spain’s homecare business. Realized price increases of 5% included the pass through of higher energy and power costs.

Operating profit increased $13 million, or 22%, for the first quarter versus 2006. Operating profit growth was driven by increased sales volumes and higher pricing, partially offset by higher operating costs.

South America

Sales increased $31 million, or 10%, for the first quarter versus 2006. Excluding the impact of currency, sales increased 7% primarily due to realized price increases and higher volumes to the metals, energy and manufacturing end-markets. Volume growth was mitigated by on-site customer outages during the 2007 quarter.

Operating profit increased $9 million, or 16%, for the first quarter versus 2006. Higher pricing, increased volumes and the continued impact of cost-reduction programs continued to outpace inflationary pressures, favorably contributing to operating profit growth.

Asia

Sales increased $20 million, or 14%, for the first quarter versus 2006. Volume growth of 10% was due to new plant start-ups, overall higher on-site volumes in China and India and strong volumes of gases and materials to electronics customers as demand from the semiconductor and LCD markets was strong. Favorable currency contributed 4% to sales growth.

Operating profit increased $4 million, or 17%, for the first quarter versus 2006. Increased sales volumes and productivity initiatives were the primary drivers of operating profit growth.

Surface Technologies

Sales were comparable for the first quarter versus 2006. Excluding the impact of the divestiture of its aviation services business in July 2006, sales increased 13% for the quarter. Higher volumes of industrial coatings for power turbines and OEM aircraft engine parts contributed to volume growth of 5%. Realized price increases were 4% and favorable currency, primarily in Europe, contributed 4% to sales growth.

Operating profit increased $8 million, or 62%, for the first quarter versus 2006. The increase was principally driven by volume growth as well as the favorable benefits of ongoing cost reduction actions and pricing actions to offset increasing raw material costs.

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

To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

Currency	Percent of Q1 2007 Consolidated Sales (a)	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		First Quarter Average		March 31, 2007	December 31, 2006
		2007	2006
Brazilian real	14%	2.11	2.19	2.05	2.14
European euro	14%	0.77	0.83	0.75	0.76
Canadian dollar	9%	1.17	1.16	1.15	1.16
Mexican peso	5%	11.04	10.56	11.10	10.88
Chinese RMB	2%	7.78	8.06	7.73	7.81
Indian rupee	2%	44.26	44.59	43.13	44.38
Korean won	2%	938	984	941	930
Argentinean peso	1%	3.10	3.07	3.10	3.06
Venezuelan bolivar	<1%	2,150	2,150	2,150	2,150

(a)	Certain Surface technologies segment sales are included in European and Brazilian sales.

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Quarter Ended March 31,
	2007	2006
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income	$265	$225
Depreciation and amortization	182	171
Accounts receivable	(73)	(21)
Inventory	(16)	(16)
Payables and accruals	(72)	(54)
Pension contributions	(11)	(92)
Other – net	23	30

Net cash provided by operating activities	$298	$243

INVESTING ACTIVITIES
Capital expenditures	$(285)	$(256)
Acquisitions	(296)	(3)
Divestitures and asset sales	4	5

Net cash used for investing activities	(577)	$(254)

FINANCING ACTIVITIES
Debt increases (reductions) - net	$540	$(58)
Issuances of common stock	85	88
Purchases of common stock	(271)	(91)
Cash dividends	(96)	(81)
Minority transactions and other	(3)	2
Excess tax benefit on stock option exercises	14	9

Net cash provided by (used for) financing activities	$269	$(131)

Cash Flow from Operations

Cash provided by operations of $298 million for the first quarter increased $55 million versus 2006. The increase was principally a result of higher net income and lower pension contributions compared with 2006. For the remainder of 2007, Praxair expects to contribute an additional $14 million to $39 million to its worldwide pension plans. In addition, the Company expects to make payments of approximately $100 million to satisfy prior year excise tax liabilities, which are recorded as current liabilities in the condensed consolidated balance sheet.

Investing

Net cash used for investing of $577 million for the first quarter increased $323 million versus 2006 primarily due to the acquisition of Linde AG’s industrial and medical gas business in Mexico and an independent packaged gas distributor in the United States on March 1, 2007 and March 30, 2007, respectively (see Note 12 to the condensed consolidated financial statements). In addition, capital expenditures increased $29 million versus 2006 reflecting investment in new projects in North America, South America and Asia.

Financing

Cash provided by financing activities of $269 million increased $400 million versus 2006 primarily due to higher debt levels to fund the acquisitions and common stock repurchases during the 2007 quarter. At March 31, 2007, Praxair’s total debt outstanding was $3,736 million, an increase of $569 million from December 31, 2006. On March 15, 2007, Praxair issued $325 million of 5.20% notes due 2017. Cash dividends of $96 million increased $15 million from the year ago period. For the quarter ended March 31, 2007, cash dividends were $0.30 per share compared to $0.25 per share for 2006, an increase of 20%.

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

(Dollar amounts in millions)	March 31, 2007	December 31, 2006
TOTAL CAPITAL
Debt	$3,736	$3,167
Minority interests	230	222
Shareholders’ equity	4,467	4,554

	$8,433	$7,943

DEBT-TO-CAPITAL RATIO	44.3%	39.9%

	Quarter Ended March 31,
	2007	2006
AFTER-TAX RETURN ON CAPITAL (ROC)
Operating profit	$403	$352
Less: reported taxes	(95)	(83)
Less: tax benefit on interest expense (a)	(10)	(10)
Add: equity income	4	2

	$302	$261

Beginning capital	$7,943	$7,551
Ending capital	$8,433	$7,740
Average capital	$8,188	$7,646
ROC %	3.7%	3.4%
ROC % (annualized)	14.8%	13.7%

(a)	Tax benefit on interest expense is based on Praxair’s underlying effective tax rate of 26% for 2007 and 2006.

New Accounting Standards

Refer to Note 1 of the condensed consolidated financial statements for information regarding new accounting standards.

Outlook

For the second quarter of 2007, diluted earnings per share are expected to be in the range of $0.83 to $0.87.

For the full year of 2007, Praxair expects continued year-over-year sales growth in the area of 8% to 10%. Diluted earnings per share are expected to be in the range of $3.35 to $3.50. Full-year capital expenditures are expected to be in the area of $1.1 billion to $1.2 billion, supporting a growing backlog of new projects and new business in all geographic regions. Praxair expects an effective tax rate in the range of 26% to 27% for 2007.

Praxair provides quarterly updates on operating results, material trends that may affect financial performance, and financial earnings guidance via quarterly earnings releases and investor teleconferences. These updates are available on the company’s website, www.praxair.com, but are not incorporated herein.

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

Refer to the “Market Risks and Sensitivity Analyses” discussion on page 43 in the Management’s Discussion and Analysis section of Praxair’s 2006 Annual Report.

Item 4.	Controls and Procedures

(a)	Based on an evaluation of the effectiveness of Praxair’s disclosure controls and procedures (the “Evaluation”), which evaluation was made under the supervision and with the participation of management, including Praxair’s principal executive officer and principal financial officer, the principal executive officer and principal financial officer have each concluded that, as of the end of the quarterly period covered by this report, such disclosure controls and procedures are effective in ensuring that information required to be disclosed by Praxair in reports that it files under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)	There were no changes in Praxair’s internal control over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, Praxair’s internal control over financial reporting.

Item 4T.	Controls and Procedures

Not applicable.

PART II - OTHER INFORMATION

Praxair, Inc. and Subsidiaries

Item 1.	Legal Proceedings

See Note 9 to the condensed consolidated financial statements for a description of current legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A to Part I of Praxair’s 2006 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities - Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended March 31, 2007 is provided below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet be Purchased Under the Program(2)
	(Thousands)		(Thousands)
January 2007	1,087	$60.44	1,087	N/A
February 2007	1,192	63.21	1,192	N/A
March 2007	2,113	61.21	2,113	N/A

First Quarter 2007	4,392	$61.56	4,392	N/A

(1)	On January 20, 1997, the company’s Board of Directors approved a share repurchase program which authorized the company to repurchase shares of its common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the company in order to offset some or all of such shares issued pursuant to the company’s employee benefit plans and its Dividend Reinvestment and Stock Purchase Plan. The company announced this program on January 21, 1997. The program has no expiration date.
(2)	The Board-approved program does not contain any quantitative limit on the total number of shares, or dollar value, that may be purchased.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Praxair, Inc. was held on April 24, 2007.

Four directors were elected at that meeting, with vote results as follows:

Nominee	Votes for	Votes withheld
Jose P. Alves	267,449,429	3,551,851

Ronald L. Kuehn, Jr.	263,756,047	7,245,233

H. Mitchell Watson, Jr.	263,642,920	7,358,360

Robert L. Wood	265,984,064	5,017,216

The other directors whose terms of office continue after that meeting are: Stephen F. Angel, Claire W. Gargalli, Ira D. Hall, Raymond W. LeBoeuf, G. Jackson Ratcliffe, Jr., Dennis H. Reilley (retiring April 30, 2007), and Wayne T. Smith.

Also at that meeting, a proposal recommending that director nominees be elected by the affirmative vote of a majority of votes cast was properly presented and voted upon. Having received the affirmative vote of a majority of the votes cast at the meeting, the proposal was approved. The vote was 182,325,840 shares voted for, 56,557,422 shares voted against, 2,775,978 shares abstained, and 29,342,040 shares that were broker non-votes. The shares voted FOR the proposal represented 76.3% of the votes cast.

In addition, a proposal recommending that the Company’s shareholder-approved Stockholder Protection Rights Agreement be subject to an annual vote of the shareholders was properly presented and voted upon. Having failed to receive a majority of the votes cast at the meeting, the proposal was rejected. The vote was 47,317,216 shares voted for, 192,414,053 shares voted against, 2,927,973 shares abstained, and 28,342,038 shares that were broker non-votes. The shares voted FOR the proposal represented 19.7% of the votes cast.

Finally, a proposal to ratify the appointment of the independent auditor was properly presented and voted upon. Having received a majority of the votes cast at the meeting, the proposal was approved. The vote was 263,943,520 shares voted for, 4,995,504 shares voted against, 2,062,256 shares abstained, and 0 shares that were broker non-votes. The shares voted FOR the proposal represented 98.1% of the votes cast.

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

PRAXAIR, INC.
(Registrant)

Date: April 25, 2007	By:	/s/ Patrick M. Clark
Patrick M. Clark
Vice President and Controller
(On behalf of the Registrant and as Chief Accounting Officer)