Form 10-Q
period 2007-06-30
PRAXAIR INC
filed 2007-07-25
CIK 884905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

At June 29, 2007, 319,855,609 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PART I - FINANCIAL INFORMATION

Praxair, Inc. and Subsidiaries

Item 1.	Financial Statements

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions of dollars, except per share data)

(UNAUDITED)

	Quarter Ended June 30,
	2007	2006
SALES	$2,332	$2,076
Cost of sales, exclusive of depreciation and amortization	1,388	1,238
Selling, general and administrative	296	271
Depreciation and amortization	189	174
Research and development	24	22
Other income (expense) – net	4	11

OPERATING PROFIT	439	382
Interest expense – net	41	41

INCOME BEFORE INCOME TAXES	398	341
Income taxes	103	90

	295	251
Minority interests	(9)	(7)
Income from equity investments	5	3

NET INCOME	$291	$247

PER SHARE DATA:

Basic earnings per share	$0.91	$0.76

Diluted earnings per share	$0.89	$0.75

Cash dividends per share	$0.30	$0.25

WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	320,213	323,519
Diluted shares outstanding	326,301	329,880

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions of dollars, except per share data)

(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
SALES	$4,507	$4,102
Cost of sales, exclusive of depreciation and amortization	2,670	2,445
Selling, general and administrative	582	544
Depreciation and amortization	371	345
Research and development	48	43
Other income (expense) – net	6	9

OPERATING PROFIT	842	734
Interest expense – net	79	79

INCOME BEFORE INCOME TAXES	763	655
Income taxes	198	173

	565	482
Minority interests	(18)	(15)
Income from equity investments	9	5

NET INCOME	$556	$472

PER SHARE DATA:

Basic earnings per share	$1.73	$1.46

Diluted earnings per share	$1.70	$1.43

Cash dividends per share	$0.60	$0.50

WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	320,488	323,661
Diluted shares outstanding	326,447	329,624

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Millions of dollars)

(UNAUDITED)

	June 30, 2007	December 31, 2006
ASSETS

Cash and cash equivalents	$22	$36
Accounts receivable - net	1,641	1,456
Inventories	429	381
Prepaid and other current assets	222	186

TOTAL CURRENT ASSETS	2,314	2,059

Property, plant and equipment (less accumulated depreciation of $7,687 at June 30, 2007 and $7,203 at December 31, 2006)	7,265	6,694

Goodwill	1,829	1,613
Other intangible assets - net	114	71
Other long-term assets	729	665

TOTAL ASSETS	$12,251	$11,102

LIABILITIES AND EQUITY

Accounts payable	$749	$682
Short-term debt	243	130
Current portion of long-term debt	50	56
Other current liabilities	867	890

TOTAL CURRENT LIABILITIES	1,909	1,758

Long-term debt	3,407	2,981
Other long-term obligations	1,851	1,587

TOTAL LIABILITIES	7,167	6,326

Commitments and contingencies (Note 9)

Minority interests	234	222
Shareholders’ equity	4,850	4,554

TOTAL LIABILITIES AND EQUITY	$12,251	$11,102

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of dollars)

(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
OPERATIONS
Net income	$556	$472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	371	345
Deferred income taxes	1	54
Stock-based compensation	21	22
Accounts receivable	(163)	(76)
Inventory	(37)	(20)
Prepaid and other current assets	(17)	(13)
Payables and accruals	17	(15)
Pension contributions	(14)	(118)
Other	44	(16)

Net cash provided by operating activities	779	635

INVESTING
Capital expenditures	(614)	(526)
Acquisitions	(327)	(6)
Divestitures and asset sales	21	13

Net cash used for investing activities	(920)	(519)

FINANCING
Short-term debt borrowings - net	84	128
Long-term debt borrowings	417	66
Long-term debt repayments	(28)	(248)
Issuances of common stock	167	156
Purchases of common stock	(353)	(217)
Cash dividends	(192)	(161)
Minority interest transactions and other	(4)	(5)
Excess tax benefit on stock option exercises	34	12

Net cash provided by (used for) financing activities	125	(269)

Effect of exchange rate changes on cash and cash equivalents	2	1

Change in cash and cash equivalents	(14)	(152)
Cash and cash equivalents, beginning-of-period	36	173

Cash and cash equivalents, end-of-period	$22	$21

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Dollar amounts in millions, except share data, shares in thousands)

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)(b)	Total
Activity	Shares	Amounts		Shares	Amounts
Balance, January 1, 2007	367,645	$4	$2,729	46,784	$(1,739)	$4,687	$(1,127)	$4,554

Net income						556		556
Translation adjustments							208	208
SFAS No. 158 pension liability, net of $7 million of taxes							7	7

Comprehensive income(a)								771

FIN 48 (Note 11)						(158)		(158)
Dividends on common stock ($0.60 per share)						(192)		(192)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	46		3					3
For employee savings and incentive plans	3,361		118	(1,174)	46			164
Purchases of common stock				5,587	(356)			(356)
Tax benefit from stock options			43					43
Stock option expense			21					21

Balance, June 30, 2007	371,052	$4	$2,914	51,197	$(2,049)	$4,893	$(912)	$4,850

(a)	The components of comprehensive income are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$291	$247	$556	$472
Translation adjustments	148	21	208	94
Pension/OPEB funded status obligation *	5	—	7	(11)

	$444	$268	$771	$555

*	Minimum pension liability in 2006.

(b)	The components of accumulated other comprehensive income (loss) are as follows:

	June 30, 2007	December 31, 2006
Accumulated translation adjustments	$(667)	$(875)
Accumulated pension/OPEB funded status obligation	(244)	(251)
Accumulated derivatives	(1)	(1)

	$(912)	$(1,127)

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

Accounting Standards Implemented in 2007

Effective January 1, 2007, Praxair adopted FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (SFAS 109). See Note 11 for information relating to the implementation of this interpretation and other required disclosures pertaining to uncertain tax positions.

Accounting Standards to Be Implemented

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159). This statement permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 requires additional disclosures related to the fair value measurements included in the financial statements. This statement is effective on January 1, 2008 for Praxair and the company is currently in the process of evaluating the impact of this statement on the consolidated financial statements.

2. Stock-Based Compensation

The company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). Stock-based compensation of $10 million ($8 million after tax) and $11 million ($7 million after tax) was recognized during the quarters ended June 30, 2007 and 2006, respectively. Stock-based compensation of $21 million ($16 million after tax) and $22 million ($14 million after tax) was recognized for the six months ended June 30, 2007 and 2006, respectively. The expense was primarily recorded in selling, general and administrative expenses. There was no share-based compensation cost capitalized. For further details regarding Praxair’s stock-based compensation arrangements, refer to Note 16 to the consolidated financial statements included on page 57 of Praxair’s 2006 Annual Report.

Stock Options

There were no options granted during the quarter ended June 30, 2007. The weighted-average fair value of options granted during the six months ended June 30, 2007 was $10.97 based on the Black-Scholes Options-Pricing model. The weighted-average fair value of options granted during the quarter and six months ended June 30, 2006 was $11.57 and $10.85, respectively, based on the Black-Scholes Options-Pricing model. The following weighted-average assumptions were used for grants in 2007 and 2006:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Dividend yield	Not Applicable	1.83%	1.95%	1.85%
Volatility	Not Applicable	17.67%	15.32%	17.64%
Risk-free interest rate	Not Applicable	5.07%	4.52%	4.65%
Expected term years	Not Applicable	5	5	5

The following table summarizes option activity under the plans as of June 30, 2007 and changes during the six-month period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

Activity	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2007	21,771	$35.28
Granted	3,811	61.48
Exercised	(3,620)	28.69
Cancelled or expired	(72)	26.61

Outstanding at June 30, 2007	21,890	40.96	6.8	$681

Exercisable at June 30, 2007	14,177	$32.57	5.5	$558

The aggregate intrinsic value represents the difference between the company’s closing stock price of $71.99 as of June 29, 2007 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during the quarter and six months ended June 30, 2007 was $81 million and $136 million, respectively ($15 million and $53 million for the same time periods in 2006, respectively).

Cash received from option exercises under all share-based payment arrangements for the quarter and six months ended June 30, 2007 was $63 million and $104 million, respectively ($14 million and $48 million for the same time periods in 2006, respectively). The actual tax benefit realized from stock option exercises totaled $25 million and $43 million for the quarter and six months ended June 30, 2007, respectively ($5 million and $17 million for the same time periods in 2006, respectively).

As of June 30, 2007, $58 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.6 years.

Performance-Based and Restricted Stock Awards

During February 2007, the company granted performance based stock awards to senior level executives for 70,520 shares that vest based on the attainment of specified performance targets over a two-year performance period from January 1, 2007 to December 31, 2008. At the end of the performance period, the actual number of shares issued can range from zero to 200 percent of the shares granted. Compensation expense related to these awards is recognized over the two-year performance period based on the fair value of the closing market price of the Company’s common stock on the date of the grant ($61.47 per share) and the estimated performance that will be achieved. In addition, the company has granted restricted stock to certain key employees that vest after a designated service period ranging from two to ten years.

The following table summarizes nonvested performance-based and restricted stock award activity as of June 30, 2007 and changes during the period then ended (averages are calculated on a weighted basis):

Performance-Based and Restricted Stock Activity	Number of Shares (000’s)	Average Grant Date Fair Value
Nonvested at January 1, 2007	63	$21.35
Granted	71	61.47
Vested	(27)	21.01
Forfeited	(17)	19.72

Nonvested at June 30, 2007	90

As of June 30, 2007, $5 million of unrecognized compensation cost related to performance-based awards is expected to be recognized on a straight-line basis through 2009 and less than $1 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized on a straight-line basis through 2011.

3. Inventories

The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	June 30, 2007	December 31, 2006
Raw materials and supplies	$115	$104
Work in process	60	50
Finished goods	254	227

	$429	$381

4. Debt

The following is a summary of Praxair’s outstanding debt at June 30, 2007 and December 31, 2006:

(Millions of dollars)	June 30, 2007	December 31, 2006
SHORT-TERM
US bank borrowings	$11	$9
European borrowings	17	—
Canadian borrowings	20	—
South American borrowings	38	35
Asian borrowings	136	79
Other international borrowings	21	7

Total short-term debt	243	130

LONG-TERM
U.S. borrowings
4.75% Notes due 2007 (c)	250	250
6.625% Notes due 2007 (c)	250	250
6.50% Notes due 2008 (c)	250	250
2.75% Notes due 2008 (a,c)	300	299
6.375% Notes due 2012 (a, b)	522	524
3.95% Notes due 2013 (a)	349	349
5.375% Notes due 2016 (a)	399	399
5.20% Notes due 2017 (a, d)	324	—
Other	6	8

European borrowings	606	590
Canadian borrowings (c)	94	—
South American borrowings	76	83
Asian borrowings	17	21
Other international borrowings	5	4
Obligations under capital leases	9	10

	3,457	3,037
Less: current portion of long-term debt	(50)	(56)

Total long-term debt	3,407	2,981

Total debt	$3,700	$3,167

(a)	Amounts are net of unamortized discounts.
(b)	June 30, 2007 and December 31, 2006 include a $23 million and $25 million fair value increase, respectively, related to SFAS 133 hedge accounting. See Note 13 on page 55 of the 2006 Annual Report.
(c)	Classified as long-term because of the Company’s intent to refinance this debt on a long-term basis and the availability of such financing under the terms of existing agreements.
(d)	On March 15, 2007, Praxair issued $325 million of 5.20% Notes due 2017. The proceeds were used to refinance existing debt and for general corporate purposes.

5. Financial Instruments

The following table is a summary of the notional amount of currency derivatives outstanding at June 30, 2007 and December 31, 2006 (all maturities within one year):

(Millions of dollars)	June 30, 2007	December 31, 2006
CURRENCY CONTRACTS
Balance sheet items	$778	$758
Anticipated net income	105	—

	$883	$758

Praxair enters into currency exchange forward contracts to manage its exposure to fluctuations in foreign currency exchange rates. Hedges of balance-sheet items are related to recorded balance-sheet exposures, including intercompany transactions. The net income hedges outstanding at June 30, 2007 are related to anticipated net income in Brazil and Canada. There were no net income hedges outstanding at December 31, 2006. Other income (expense) – net includes a $1 million loss for the quarter and for the six months ended June 30, 2007 related to anticipated net income (no gain or loss for the quarter and six months ended June 30, 2006).

At June 30, 2007, the fair value of all derivative instruments has been recorded in the condensed consolidated balance sheet as follows: $2 million in current assets and $2 million in current liabilities ($3 million in current assets and $3 million in current liabilities at December 31, 2006). There were no interest-rate derivatives outstanding at June 30, 2007 or December 31, 2006.

6. Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
NUMERATOR (MILLIONS OF DOLLARS)
Net income used in basic and diluted EPS	$291	$247	$556	$472
DENOMINATOR (THOUSANDS OF SHARES)
Weighted average shares outstanding	319,215	322,470	319,478	322,620
Shares earned and issuable under compensation plans	998	1,049	1,010	1,041

Weighted average shares used in basic earnings per share	320,213	323,519	320,488	323,661
Effect of dilutive securities
Performance-based stock awards	106	—	73	—
Employee stock options	5,982	6,361	5,886	5,963

Weighted average shares used in diluted earnings per share	326,301	329,880	326,447	329,624

BASIC EARNINGS PER COMMON SHARE	$0.91	$0.76	$1.73	$1.46
DILUTED EARNINGS PER COMMON SHARE	$0.89	$0.75	$1.70	$1.43

For the quarter and six months ended June 30, 2007, no stock options were excluded in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock. Stock options for 25,100 shares and 3,999,180 shares for the quarter and six months ended June 30, 2006, respectively, were excluded in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

7. Goodwill and Other Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires the company to perform an assessment at least annually as to whether there is an indication that the carrying value of goodwill is impaired at the reporting unit level. The annual impairment tests for 2007 and 2006 were performed during the second quarter of each year and no impairments were indicated.

Changes in the carrying amount of goodwill for the six months ended June 30, 2007 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2006	$998	$181	$326	$29	$79	$1,613

Acquisitions (Note 12)	168	—	—	—	—	168
Purchase adjustments	(1)	—	2	—	—	1
Foreign currency translation	12	22	9	2	2	47

Balance, June 30, 2007	$1,177	$203	$337	$31	$81	$1,829

Changes in the carrying amount of other intangibles for the six months ended June 30, 2007 were as follows:

	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2006	$72	$39	$16	$127
Acquisitions (Note 12)	47	5	—	52
Foreign currency translation	1	—	—	1
Other	—	(4)	1	(3)

Balance, June 30, 2007	$120	$40	$17	$177

Less: Accumulated amortization
Balance, December 31, 2006	$(26)	$(24)	$(6)	$(56)
Amortization expense	(5)	(4)	(1)	(10)
Other	—	4	(1)	3

Balance, June 30, 2007	$(31)	$(24)	$(8)	$(63)

Net balance at June 30, 2007	$89	$16	$9	$114

There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 11 years. Total estimated annual amortization expense is $10 million for the remainder of 2007; $15 million, $13 million, $12 million and $10 million for the years ended December 31, 2008, 2009, 2010 and 2011, respectively; and $54 million thereafter.

8. Pension and OPEB

The components of net pension and postretirement benefits other than pensions (OPEB) costs for the quarters and six-month periods ended June 30, 2007 and 2006 are shown below:

	Quarter Ended June 30,				Six Months Ended June 30,
	Pensions		OPEB		Pensions		OPEB
(Millions of dollars)	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$11	$11	$1	$2	$22	$21	$2	$4
Interest cost	27	24	4	4	54	48	8	8
Expected return on plan assets	(32)	(29)	—	—	(63)	(57)	—	—
Net amortization and deferral	7	7	—	—	13	14	—	—

Net periodic benefit cost	$13	$13	$5	$6	$26	$26	$10	$12

Praxair estimates that 2007 contributions to its pension plans will be in the area of $25 to $50 million including required contributions. Contributions of $14 million have been made through June 30, 2007.

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

Among such matters are claims brought by welders alleging that exposure to manganese contained in welding fumes caused neurological injury. Praxair has never manufactured welding consumables. Such products were manufactured prior to 1985 by a predecessor company of Praxair. As of June 30, 2007, Praxair was a co-defendant with many other companies in 531 lawsuits alleging personal injury caused by manganese contained in welding fumes. There were a total of 3,842 individual claimants in these cases. The cases were pending in several state and federal courts. The federal cases have been transferred to the U.S. District Court for the Northern District of Ohio for coordinated pretrial proceedings. The plaintiffs seek unspecified compensatory and, in most instances, punitive damages. In the past, Praxair has either been dismissed from the cases with no payment or has settled a few cases for nominal amounts. There also are eight proposed class actions seeking medical monitoring on behalf of welders. None of the class actions have been certified. No reserves have been recorded for these cases as management does not believe that a loss from them is probable or reasonably estimable.

10. Segments

Sales and operating profit by segment for the quarters and six-month periods ended June 30, 2007 and 2006 are shown below (for a description of Praxair’s operating segments, refer to Note 19 to the consolidated financial statements included on page 63 of Praxair’s 2006 Annual Report):

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollar amounts in millions)	2007	2006	2007	2006
SALES(a)
North America	$1,293	$1,158	$2,498	$2,327
Europe	336	296	666	564
South America	393	340	741	657
Asia	179	155	346	302
Surface Technologies	131	127	256	252

	$2,332	$2,076	$4,507	$4,102

OPERATING PROFIT
North America	$231	$215	$448	$415
Europe	79	65	151	124
South America	76	58	142	115
Asia	30	28	57	51
Surface Technologies	23	16	44	29

	$439	$382	$842	$734

(a)	Intersegment sales, primarily from North America to other segments, were not significant for the quarters and six-month periods ended June 30, 2007 and 2006.

11. Income Taxes – Adoption of FIN 48

Effective January 1, 2007, Praxair adopted FIN 48 which provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under FIN 48, a company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. The adoption of FIN 48 resulted in a non-cash transition charge of $158 million, recorded as a reduction to beginning retained earnings. The transition adjustment relates primarily to tax positions related to foreign operations where the original tax benefit related to periods prior to 2002. Interest and penalties on tax reserves are classified as income tax expense in the financial statements.

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

12. Acquisitions

During the six months ended June 30, 2007, Praxair acquired Linde AG’s industrial and medical gas business in Mexico as well as Mittler Supply, Inc., an independent packaged gas distributor with operations across the midwestern United States. In addition, Praxair completed several small acquisitions, primarily related to North American packaged gas distributors. The aggregate purchase price for the acquisitions was $327 million and resulted in the recognition of $168 million of goodwill.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results

The following table provides summary data for the quarters and six-month periods ended June 30, 2007 and 2006:

	Quarter Ended June 30,			Six Months Ended June 30,
(Dollar amounts in millions)	2007	2006	Variance	2007	2006	Variance
Sales	$2,332	$2,076	+12%	$4,507	$4,102	+10%
Gross margin(a)	$944	$838	+13%	$1,837	$1,657	+11%
As a percent of sales	40.5%	40.4%		40.8%	40.4%
Selling, general and administrative	$296	$271	+9%	$582	$544	+7%
As a percent of sales	12.7%	13.1%		12.9%	13.3%
Depreciation and amortization	$189	$174	+9%	$371	$345	+8%
Other income (expenses) – net	$4	$11		$6	$9
Operating profit	$439	$382	+15%	$842	$734	+15%
Interest expense - net	$41	$41	—	$79	$79	—
Effective tax rate	25.9%	26.4%		26.0%	26.4%
Net income	$291	$247	+18%	$556	$472	+18%

(a)	Gross margin excludes depreciation and amortization expense.

Sales increased $256 million, or 12%, for the second quarter and $405 million, or 10%, for the six months ended June 30, 2007 versus the respective 2006 periods. Sales growth was driven by significant new business coming on-stream in the energy end-market and new business in Asia and South America. Volume growth of 5% and 4% for the quarter and year-to-date periods, respectively reflects continued strong volumes to the manufacturing, energy, and metals end-markets. Price increases of 3% for the quarter and year-to-date periods were predominantly realized in North America, South America and Europe due to continued pricing actions and the passthrough of higher power costs and surcharges. Currency appreciation increased sales by 3% for the quarter and year-to-date periods. Acquisitions and divestitures net contributed 1% to sales in the quarter and were neutral to sales year-to-date.

Gross margin in 2007 improved $106 million, or 13%, for the second quarter and $180 million, or 11%, for the six months ended June 30, 2007 versus the respective 2006 periods. The increases in the second quarter and year-to-date gross margin percentages, to 40.5% and 40.8%, respectively, were due primarily to higher sales and cost efficiency and productivity programs which outpaced underlying inflationary cost pressures.

Selling, general and administrative (SG&A) expenses for the second quarter were $296 million, or 12.7% of sales, versus $271 million, or 13.1% of sales, for the respective 2006 period. SG&A expenses for the six-month period were $582 million, or 12.9% of sales, versus $544 million, or 13.3% of sales, for the respective 2006 period. The decrease in SG&A as a percentage of sales was due to realized benefits from productivity initiatives.

Depreciation and amortization expense increased $15 million, or 9%, for the second quarter and $26 million, or 8%, for the six months ended June 30, 2007 versus the respective 2006 periods. The increase was principally due to new plant start-ups and currency effects.

Other income (expenses) – net was a $4 million and $6 million benefit for the quarter and six months ended June 30, 2007, respectively. The quarter and six months ended June 30, 2006 included a $15 million gain resulting from insurance recoveries.

Operating profit increased $57 million or 15% for the second quarter and $108 million or 15% for the six months ended June 30, 2007 versus the respective 2006 periods. The quarter and six-month period ended June 30, 2006 included a $15 million benefit from insurance recoveries. Excluding the insurance recoveries in 2006, operating profit increased $72 million, or 20% for the second quarter, and $123 million, or 17%, for the six months ended June 30, 2007. This increase was principally driven by higher pricing, increased sales volumes and the continued impact of focused productivity initiatives.

Interest expense – net was flat for the second quarter and six-month period ended June 30, 2007.

The effective tax rate remained essentially unchanged for all periods presented.

Net income increased $44 million, or 18%, for the second quarter and $84 million, or 18%, for the six months ended June 30, 2007 versus the respective 2006 periods. Excluding the $10 million benefit, net of tax, from insurance recoveries in 2006, net income increased $54 million, or 23% for the second quarter, and $94 million, or 20%, for the six months ended June 30, 2007. Operating profit growth was the primary driver of the net income improvement.

The number of employees at June 30, 2007 was 28,035, an increase of 993 employees from December 31, 2006, primarily due to acquisitions completed in 2007.

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows:

	Quarter Ended June 30,			Six Months Ended June 30,
(Dollar amounts in millions)	2007	2006	Variance	2007	2006	Variance
SALES
North America	$1,293	$1,158	+12%	$2,498	$2,327	+7%
Europe	336	296	+14%	666	564	+18%
South America	393	340	+16%	741	657	+13%
Asia	179	155	+15%	346	302	+15%
Surface Technologies	131	127	+3%	256	252	+2%

	$2,332	$2,076	+12%	$4,507	$4,102	+10%

OPERATING PROFIT
North America	$231	$215	+7%	$448	$415	+8%
Europe	79	65	+22%	151	124	+22%
South America	76	58	+31%	142	115	+23%
Asia	30	28	+7%	57	51	+12%
Surface Technologies	23	16	+44%	44	29	+52%

	$439	$382	+15%	$842	$734	+15%

North America

Sales increased $135 million, or 12%, for the second quarter and $171 million, or 7%, for the six months ended June 30, 2007 versus the respective 2006 periods. Higher pricing increased sales by 4% and 3% for the quarter and year-to-date periods, respectively, due to pricing actions to recover high energy costs. Volume growth increased 4% and 2% for the quarter and year-to-date periods, respectively, from higher on-site, merchant liquid and packaged gases volumes primarily to the energy and general manufacturing end-markets. Acquisitions contributed 3% and 2% to sales in the quarter and year-to-date periods. The pass-through of natural gas costs to on-site hydrogen customers increased sales by 1% for the quarter and was neutral to sales year-to-date with minimal impact on operating profit.

Operating profit increased $16 million, or 7%, for the second quarter and $33 million, or 8%, for the six months ended June 30, 2007 versus the respective 2006 periods. The quarter and six month period ended June 30, 2006 included a $15 million benefit from insurance recoveries. Excluding the insurance recoveries in 2006, operating profit increased $31 million, or 16%, for the second quarter and $48 million, or 12%, for the six months ended June 30, 2007. Higher volumes, realized price increases and the continued focus on productivity initiatives were the primary drivers to the strong operating profit growth in the quarter and year-to-date periods.

During the six months ended June 30, 2007, Praxair acquired Linde AG’s industrial and medical gas business in Mexico as well as Mittler Supply, Inc., an independent packaged gas distributor with operations across the midwestern United States. In addition, Praxair completed the acquisition of two smaller packaged gas distributors in North America (see Note 12 to the condensed consolidated financial statements).

Europe

Sales increased $40 million, or 14%, for the second quarter and $102 million, or 18%, for the six months ended June 30, 2007 versus the respective 2006 periods. Currency appreciation contributed 8% and 9% to sales growth in the quarter and year-to-date periods. Volume growth of 4% and 6% in the quarter and year-to-date periods was due to growth in merchant and on-site sales in Spain, Italy, Germany and Western Europe as well as strong homecare and packaged gas sales. Realized price increases of 2% and 3% in the quarter and year-to-date periods included the pass through of higher energy and power costs.

Operating profit increased $14 million, or 22%, for the second quarter and $27 million, or 22%, for the six months ended June 30, 2007 versus the respective 2006 periods. Operating profit growth was driven by increased sales volumes, the continued impact of cost reduction programs and currency appreciation.

South America

Sales increased $53 million, or 16%, for the second quarter and $84 million, or 13%, for the six months ended June 30, 2007 versus the respective 2006 periods. The quarter and six month period ended June 30, 2006 included an equipment sale to a Venezuela customer. Excluding the equipment sale in 2006 and currency appreciation, sales increased 14% and 10% for the quarter and year-to-date periods primarily due to new business and plant start-ups. Sales also increased to the manufacturing, metals and food and beverage end-markets.

Operating profit increased $18 million or 31% for the second quarter and $27 million, or 23%, for the six months ended June 30, 2007 versus the respective 2006 periods. Increased volumes, the continued impact of cost-reduction programs and higher pricing continued to outpace inflationary pressures, favorably contributing to operating profit growth. Currency appreciation also contributed to operating profit growth.

Asia

Sales increased $24 million, or 15%, for the second quarter and $44 million, or 15%, for the six months ended June 30, 2007 versus the respective 2006 periods. Excluding the impact of currency appreciation, sales increased 10% and 11% for the quarter and year-to-date periods due to strong on-site and liquid volumes in China, India and Korea primarily to the electronics and metals end-markets.

Operating profit increased $2 million or 7%, for the second quarter and $6 million, or 12%, for the six months ended June 30, 2007 versus the respective 2006 periods. Increased sales volumes and productivity initiatives were the primary drivers of operating profit growth offset by the limited pass through of higher power costs due to merchant pricing pressures. In addition, margins were pressured from strong growth in electronics gases and materials, where pricing trends continue to be negative.

Surface Technologies

Sales increased $4 million, or 3%, for the second quarter and $4 million, or 2%, for the six months ended June 30, 2007 versus the respective 2006 periods. Excluding the impact of the divestiture of its aviation services business in July 2006, sales increased 16% for the quarter and 15% for the year-to-date period. The sales growth in the quarter and year to date period was primarily due to higher volumes of industrial coatings for power turbines and OEM aircraft engine parts and realized price increases. Currency appreciation, primarily in Europe, contributed 4% to sales growth in the quarter and year-to-date periods.

Operating profit increased $7 million, or 44%, for the second quarter and $15 million, or 52%, for the six months ended June 30, 2007 versus the respective 2006 periods. The increase was principally driven by volume growth as well as the favorable benefits of ongoing cost reduction actions and pricing actions to offset increasing raw material costs.

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

To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

Currency	Percent of YTD 2007 Consolidated Sales (a)	Exchange rate for Income Statement		Exchange rate for Balance Sheet
		Year-To-Date Average		June 30, 2007	December 31, 2006
		2007	2006
Brazilian real	14%	2.04	2.19	1.93	2.14
European euro	14%	0.75	0.82	0.74	0.76
Canadian dollar	8%	1.14	1.15	1.07	1.16
Mexican peso	5%	10.99	10.83	10.87	10.88
Chinese RMB	2%	7.74	8.04	7.62	7.81
Indian rupee	2%	42.83	44.89	40.97	44.38
Korean won	2%	935	970	928	930
Argentinean peso	1%	3.09	3.07	3.09	3.06
Venezuelan bolivar	1%	2,150	2,150	2,150	2,150

(a)	Certain Surface technologies segment sales are included in European and Brazilian sales.

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

	Six Months Ended June 30,
(Millions of dollars)	2007	2006
NET CASH PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
Net income	$556	$472
Depreciation and amortization	371	345
Accounts receivable	(163)	(76)
Inventory	(37)	(20)
Payables and accruals	17	(15)
Pension contributions	(14)	(118)
Other – net	49	47

Net cash provided by operating activities	$779	$635

INVESTING ACTIVITIES
Capital expenditures	$(614)	$(526)
Acquisitions	(327)	(6)
Divestitures and asset sales	21	13

Net cash used for investing activities	$(920)	$(519)

FINANCING ACTIVITIES
Debt increases (reductions) - net	$473	$(54)
Issuances of common stock	167	156
Purchases of common stock	(353)	(217)
Cash dividends	(192)	(161)
Minority transactions and other	(4)	(5)
Excess tax benefit on stock option exercises	34	12

Net cash provided by (used for) financing activities	$125	$(269)

Cash Flow from Operations

Cash provided by operations of $779 million for the six months ended June 30, 2007 increased $144 million versus 2006. The increase was principally a result of higher net income and lower pension contributions compared with 2006, partially offset by working capital growth related to the strong sales increase.

Investing

Net cash used for investing of $920 million for the six months ended June 30, 2007 increased $401 million versus 2006 primarily due to the acquisition of Linde AG’s industrial and medical gas business in Mexico and an independent packaged gas distributor in the United States in the first quarter of 2007 (see Note 12 to the condensed consolidated financial statements). Capital expenditures increased $88 million versus 2006 reflecting continued investment in new on-site projects supported by long-term customer contracts in North America, South America and Asia.

Financing

Cash provided by financing activities of $125 million for the six months ended June 30, 2007 increased $394 million versus the respective 2006 period primarily due to higher debt levels used to fund acquisitions and common stock repurchases during 2007. At June 30, 2007, Praxair’s total debt outstanding was $3,700 million, an increase of $533 million from December 31, 2006. On March 15, 2007, Praxair issued $325 million of 5.20% notes due 2017.

Cash dividends of $192 million increased $31 million from the year ago period, reflecting a 19% increase and were $0.60 per share for the year-to-date period in 2007 compared to $0.50 per share for the year-to-date period in 2006.

On July 25, 2007, the company announced that the company’s Board of Directors approved a $1 billion share repurchase program authorizing the company to repurchase shares from time to time on the open market or through negotiated transactions, subject to market and business conditions. Share repurchases under this program are expected to be completed over the next two years and will be financed by available cash and debt.

Legal Proceedings

See Note 9 to the condensed consolidated financial statements for a description of current legal proceedings.

Other Financial Data

Definitions of the following non-GAAP measures may not be comparable to similar definitions used by other companies. Praxair believes that its debt-to-capital ratio is appropriate for measuring its financial leverage. The company believes that its after-tax return on invested capital ratio is an appropriate measure for judging performance as it reflects the approximate after-tax profit earned as a percentage of investments by all parties in the business (debt, minority interests and shareholders’ equity). The company believes that its return on equity is an appropriate measure for judging the performance for shareholders.

(Dollar amounts in millions)	June 30, 2007	December 31, 2006
TOTAL CAPITAL
Debt	$3,700	$3,167
Minority interests	234	222
Shareholders’ equity	4,850	4,554

	$8,784	$7,943

DEBT-TO-CAPITAL RATIO	42.1%	39.9%

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
AFTER-TAX RETURN ON CAPITAL (ROC)
Operating profit	$439	$382	$842	$734
Less: reported taxes	(103)	(90)	(198)	(173)
Less: tax benefit on interest expense(a)	(11)	(11)	(21)	(21)
Add: equity income	5	3	9	5

Net operating profit after-tax (NOPAT)	$330	$284	$632	$545

Beginning capital	$8,433	$7,740	$7,943	$7,551
Ending capital	$8,784	$7,926	$8,784	$7,926
Average capital	$8,609	$7,833	$8,364	$7,739

ROC %	3.8%	3.6%	7.6%	7.0%

ROC % (annualized)	15.3%	14.5%	15.1%	14.1%

(a)	Tax benefit on interest expense is based on Praxair’s underlying effective tax rates of 26% for 2007 and 2006.

	Quarter Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
RETURN ON EQUITY (ROE)
Reported net income	$291	$247	$556	$472

Beginning capital	$4,467	$4,125	$4,554	$3,902
Ending capital	$4,850	$4,269	$4,850	$4,269
Average capital	$4,659	$4,197	$4,702	$4,086

ROE %	6.2%	5.9%	11.8%	11.6%

ROE % (annualized)	25.0%	23.5%	23.6%	23.1%

New Accounting Standards

Refer to Note 1 of the condensed consolidated financial statements for information regarding new accounting standards.

Outlook

For the third quarter of 2007, diluted earnings per share are expected to be in the range of $0.89 to $0.91.

For the full year of 2007, Praxair expects continued year-over-year sales growth in the range of 10% to 12%. Diluted earnings per share are expected to be in the range of $3.50 to $3.55. Full-year capital expenditures are expected to be in the area of $1.2 billion to $1.3 billion, supporting a growing backlog of new projects and new business in all geographic regions. Praxair expects an effective tax rate of about 26% for 2007.

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

Purchases of Equity Securities - Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended June 30, 2007 is provided below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Programs(2)
	(Thousands)		(Thousands)
April 2007	50	$62.82	50	N/A
May 2007	391	66.76	391	N/A
June 2007	754	70.94	754	N/A

Second Quarter 2007	1,195	$69.23	1,195	N/A

(1)	On January 21, 1997, the company announced that the company’s Board of Directors approved a share repurchase program which authorized the company to repurchase shares of its common stock from time to time, either directly or through agents, in the open market at prices and on terms satisfactory to the company in order to offset some or all of such shares issued pursuant to the company’s employee benefit plans and its Dividend Reinvestment and Stock Purchase Plan. On July 25, 2007, the company announced that the company’s Board of Directors terminated this 1997 share repurchase program and approved a new share repurchase program pursuant to which the company may repurchase up to $1 billion of shares of its common stock from time to time at prices and on terms satisfactory to the company.

(2)	The share repurchase program announced on January 21, 1997 did not contain any quantitative limit on the total number of shares, or dollar value that could have been purchased. Under the share repurchase program announced on July 25, 2007, the company may purchase up to $1 billion of its outstanding common stock. The 1997 program did not have, and the 2007 program does not have, any stated expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Praxair, Inc. was held on April 24, 2007. The results of the matters submitted to a vote of security holders were disclosed in Item 4 of the Company’s Form 10-Q for the quarter ended March 31, 2007 and are incorporated herein by reference.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits:

10.20	Service Credit Arrangement for Stephen F. Angel dated May 23, 2007 was filed as exhibit 10.20 to the Company’s Form 8-K filed on May 24, 2007 and is incorporated herein by reference.

12.01	Computation of Ratio of Earnings to Fixed Charges

31.01	Rule 13a-14(a) Certification

31.02	Rule 13a-14(a) Certification

32.01	Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act)

32.02	Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act)

SIGNATURE

Praxair, Inc. and Subsidiaries

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAXAIR, INC.
(Registrant)

Date: July 25, 2007	By:	/s/ Patrick M. Clark
Patrick M. Clark
Vice President and Controller
(On behalf of the Registrant and as Chief Accounting Officer)