Form 10-Q
period 2007-09-30
PRAXAIR INC
filed 2007-10-24
CIK 884905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

At September 28, 2007, 315,910,966 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PART I – FINANCIAL INFORMATION

Praxair, Inc. and Subsidiaries

Item 1.	Financial Statements

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions of dollars, except per share data)

(UNAUDITED)

	Quarter Ended September 30,
	2007	2006
SALES	$2,372	$2,099
Cost of sales, exclusive of depreciation and amortization	1,394	1,259
Selling, general and administrative	294	272
Depreciation and amortization	196	173
Research and development	24	21
Other income (expense) – net	(4)	18

OPERATING PROFIT	460	392
Interest expense – net	44	38

INCOME BEFORE INCOME TAXES	416	354
Income taxes	106	101

	310	253
Minority interests	(9)	(7)
Income from equity investments	4	1

NET INCOME	$305	$247

PER SHARE DATA:

Basic earnings per share	$0.96	$0.76

Diluted earnings per share	$0.94	$0.75

Cash dividends per share	$0.30	$0.25

WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	318,513	323,582
Diluted shares outstanding	324,920	329,498

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions of dollars, except per share data)

(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
SALES	$6,879	$6,201
Cost of sales, exclusive of depreciation and amortization	4,064	3,704
Selling, general and administrative	876	816
Depreciation and amortization	567	518
Research and development	72	64
Other income (expense) – net	2	27

OPERATING PROFIT	1,302	1,126
Interest expense – net	123	117

INCOME BEFORE INCOME TAXES	1,179	1,009
Income taxes	304	274

	875	735
Minority interests	(27)	(22)
Income from equity investments	13	6

NET INCOME	$861	$719

PER SHARE DATA:

Basic earnings per share	$2.69	$2.22

Diluted earnings per share	$2.64	$2.18

Cash dividends per share	$0.90	$0.75

WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	319,830	323,635
Diluted shares outstanding	325,809	329,512

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Millions of dollars)

(UNAUDITED)

	September 30, 2007	December 31, 2006
ASSETS

Cash and cash equivalents	$26	$36
Accounts receivable – net	1,707	1,456
Inventories	448	381
Prepaid and other current assets	227	186

TOTAL CURRENT ASSETS	2,408	2,059

Property, plant and equipment (less accumulated depreciation of $7,983 at September 30, 2007 and $7,203 at December 31, 2006)	7,598	6,694

Goodwill	1,877	1,613
Other intangible assets – net	116	71
Other long-term assets	752	665

TOTAL ASSETS	$12,751	$11,102

LIABILITIES AND EQUITY

Accounts payable	$777	$682
Short-term debt	617	130
Current portion of long-term debt	44	56
Other current liabilities	1,087	890

TOTAL CURRENT LIABILITIES	2,525	1,758

Long-term debt	3,342	2,981
Other long-term obligations	1,767	1,587

TOTAL LIABILITIES	7,634	6,326

Commitments and contingencies (Note 9)

Minority interests	255	222
Shareholders’ equity	4,862	4,554

TOTAL LIABILITIES AND EQUITY	$12,751	$11,102

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of dollars)

(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
OPERATIONS
Net income	$861	$719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	567	518
Deferred income taxes	19	105
Share-based compensation	31	32
Accounts receivable	(222)	(98)
Inventory	(55)	(33)
Prepaid and other current assets	(16)	(5)
Payables and accruals	133	109
Pension contributions	(16)	(119)
Other	69	(39)

Net cash provided by operating activities	1,371	1,189

INVESTING
Capital expenditures	(974)	(800)
Acquisitions	(349)	(7)
Divestitures and asset sales	33	112

Net cash used for investing activities	(1,290)	(695)

FINANCING
Short-term debt borrowings (repayments) – net	441	(161)
Long-term debt borrowings	575	78
Long-term debt repayments	(296)	(263)
Issuances of common stock	245	203
Purchases of common stock	(816)	(262)
Cash dividends	(287)	(242)
Excess tax benefit on stock option exercises	54	18
Minority interest transactions and other	(12)	(18)

Net cash used for financing activities	(96)	(647)

Effect of exchange rate changes on cash and cash equivalents	5	2

Change in cash and cash equivalents	(10)	(151)
Cash and cash equivalents, beginning-of-period	36	173

Cash and cash equivalents, end-of-period	$26	$22

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Dollar amounts in millions, except share data, shares in thousands)

(UNAUDITED)

Activity	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)(b)	Total
	Shares	Amounts		Shares	Amounts
Balance, January 1, 2007	367,645	$4	$2,729	46,784	$(1,739)	$4,687	$(1,127)	$4,554

Net income						861		861
Translation adjustments							331	331
SFAS No. 158 pension liability, net of $11 million of taxes							18	18

Comprehensive income(a)								1,210

FIN 48 (Note 11)						(158)		(158)

Dividends on common stock ($0.90 per share)						(287)		(287)

Issuances of common stock:
For the dividend reinvestment and stock purchase plan	65		5					5
For employee savings and incentive plans	4,915		182	(1,690)	68			250

Purchases of common stock				11,620	(810)			(810)

Tax benefit from stock options			67					67

Share-based compensation			31					31

Balance, September 30, 2007	372,625	$4	$3,014	56,714	$(2,481)	$5,103	$(778)	$4,862

(a)	The components of comprehensive income are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$305	$247	$861	$719
Translation adjustments	123	36	331	130
Pension/OPEB funded status obligation *	11	—	18	(11)

	$439	$283	$1,210	$838

*	Minimum pension liability in 2006.

(b)	The components of accumulated other comprehensive income (loss) are as follows:

	September 30, 2007	December 31, 2006
Accumulated translation adjustments	$(544)	$(875)
Accumulated pension/OPEB funded status obligation	(233)	(251)
Accumulated derivatives	(1)	(1)

	$(778)	$(1,127)

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Summary of Significant Accounting Policies

Presentation of Condensed Consolidated Financial Statements – In the opinion of Praxair, Inc. (Praxair) management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented and such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the Notes to the consolidated financial statements of Praxair, Inc. and subsidiaries in Praxair’s 2006 Annual Report. There have been no material changes to the company’s significant accounting policies during 2007 except for the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (FIN 48), effective January 1, 2007.

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

Accounting Standards to Be Implemented

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” which provides a single definition of fair value, and requires additional disclosure about the use of fair value to measure assets and liabilities. The standard emphasizes that fair value is a market-based measurement and should be determined based on the assumptions that market participants would use in valuing assets or liabilities. This standard is effective on January 1, 2008 for Praxair and the company is currently in the process of evaluating the impact of this interpretation on the consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. This statement permits companies, at their option, to choose to measure many financial instruments and certain other items at fair value. If the option to use fair value is chosen, the standard requires additional disclosures related to the fair value measurements included in the financial statements. This statement is effective on January 1, 2008 for Praxair and the company does not anticipate that this statement will have a significant impact on the consolidated financial statements.

2. Share-Based Compensation

The company accounts for share-based compensation under the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). Share-based compensation of $10 million ($8 million after tax) and $10 million ($7 million after tax) was recognized during the quarters ended September 30, 2007 and 2006, respectively. Share-based compensation of $31 million ($23 million after tax) and $32 million ($21 million after tax) was recognized for the nine months ended September 30, 2007 and 2006, respectively. The expense was primarily recorded in selling, general and administrative expenses. There was no share-based compensation cost capitalized. For further details regarding Praxair’s share-based compensation arrangements, refer to Note 16 to the consolidated financial statements included on page 57 of Praxair’s 2006 Annual Report.

Stock Options

There were 5,000 and 3,816,350 options granted during the quarter and nine months ended September 30, 2007, respectively. The weighted-average fair value of options granted during the quarter and nine months ended September 30, 2007 was $13.15 and $10.97, respectively, based on the Black-Scholes Options-Pricing model. The weighted-average fair value of options granted during the quarter and nine months ended September 30, 2006 was $11.61 and $10.85, respectively, based on the Black-Scholes Options-Pricing model. The following weighted-average assumptions were used for grants in 2007 and 2006:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Dividend yield	1.59%	1.82%	1.95%	1.85%
Volatility	13.65%	17.20%	15.32%	17.64%
Risk-free interest rate	4.31%	5.20%	4.52%	4.65%
Expected term years	5	5	5	5

The following table summarizes option activity under the plans as of September 30, 2007 and changes during the nine-month period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

Activity	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2007	21,771	$35.28
Granted	3,816	61.49
Exercised	(5,230)	29.44
Cancelled or expired	(273)	46.19

Outstanding at September 30, 2007	20,084	41.54	6.6	$848

Exercisable at September 30, 2007	12,478	$32.75	5.3	$637

The aggregate intrinsic value represents the difference between the company’s closing stock price of $83.76 as of September 28, 2007 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during the quarter and nine months ended September 30, 2007 was $75 million and $211 million, respectively ($29 million and $82 million for the same time periods in 2006, respectively).

Cash received from option exercises under all share-based payment arrangements for the quarter and nine months ended September 30, 2007 was $50 million and $154 million, respectively ($24 million and $72 million for the same time periods in 2006, respectively). The actual tax benefit realized from stock option exercises totaled $24 million and $67 million for the quarter and nine months ended September 30, 2007, respectively ($8 million and $25 million for the same time periods in 2006, respectively).

As of September 30, 2007, $48 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.5 years.

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

The following table summarizes nonvested performance-based and restricted stock award activity as of September 30, 2007 and changes during the period then ended (averages are calculated on a weighted basis):

Performance-Based and Restricted Stock Activity	Number of Shares (000’s)	Average Grant Date Fair Value
Nonvested at January 1, 2007	63	$21.35
Granted	71	61.47
Vested	(27)	21.01
Forfeited	(17)	19.72

Nonvested at September 30, 2007	90

As of September 30, 2007, $4 million of unrecognized compensation cost related to performance-based awards is expected to be recognized on a straight-line basis through 2009 and less than $1 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized on a straight-line basis through 2011.

3. Inventories

The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	September 30, 2007	December 31, 2006
Raw materials and supplies	$122	$104
Work in process	64	50
Finished goods	262	227

	$448	$381

4. Debt

The following is a summary of Praxair’s outstanding debt at September 30, 2007 and December 31, 2006:

(Millions of dollars)	September 30, 2007	December 31, 2006
SHORT-TERM
Commercial paper and US bank borrowings	$114	$9
European borrowings	16	—
Canadian borrowings	265	—
South American borrowings	34	35
Asian borrowings	171	79
Other international borrowings	17	7

Total short-term debt	617	130

LONG-TERM
U.S. borrowings
Commercial paper (c)	250	—
4.75% Notes due 2007 (d)	—	250
6.625% Notes due 2007 (c, d)	250	250
6.50% Notes due 2008 (c)	250	250
2.75% Notes due 2008 (a, c)	300	299
6.375% Notes due 2012 (a, b)	522	524
3.95% Notes due 2013 (a)	349	349
5.375% Notes due 2016 (a)	399	399
5.20% Notes due 2017 (a, e)	324	—
Other	6	8

European borrowings	635	590
South American borrowings	76	83
Asian borrowings	11	21
Other international borrowings	5	4
Obligations under capital leases	9	10

	3,386	3,037
Less: current portion of long-term debt	(44)	(56)

Total long-term debt	3,342	2,981

Total debt	$4,003	$3,167

(a)	Amounts are net of unamortized discounts.
(b)

September 30, 2007 and December 31, 2006 include a $23 million and $25 million fair value increase, respectively, related to SFAS 133 hedge accounting. See Note 13 on page 55 of the 2006 Annual Report.

(c)	Classified as long-term because of the Company’s intent to refinance this debt on a long-term basis and the availability of such financing under the terms of existing agreements.
(d)

On July 16, 2007 and October 15, 2007, Praxair repaid $250 million of 4.75% Notes and $250 million of 6.625% Notes, respectively, that were due. The repayments were initially funded through the issuance of commercial paper.

(e)	On March 15, 2007, Praxair issued $325 million of 5.20% Notes due 2017. The proceeds were used to refinance existing debt and for general corporate purposes.

5. Financial Instruments

The following table is a summary of the notional amount of currency derivatives outstanding at September 30, 2007 and December 31, 2006 (all maturities within one year):

(Millions of dollars)	September 30, 2007	December 31, 2006
CURRENCY CONTRACTS
Balance sheet items	$631	$758
Anticipated net income	200	—

	$831	$758

Praxair enters into currency exchange forward contracts and options to manage its exposure to fluctuations in foreign currency exchange rates. Hedges of balance-sheet items are related to recorded balance-sheet exposures, including intercompany transactions. The net income hedges outstanding at September 30, 2007 are related to anticipated net income in Brazil, Canada and Europe. There were no net income hedges outstanding at December 31, 2006. Other income (expense) – net includes an $8 million loss and a $9 million loss for the quarter and for the nine months ended September 30, 2007, respectively, related to net income hedges (no gain or loss for the quarter and nine months ended September 30, 2006).

At September 30, 2007, the fair value of all derivative instruments has been recorded in the condensed consolidated balance sheet as follows: $4 million in current assets and $15 million in current liabilities ($3 million in current assets and $3 million in current liabilities at December 31, 2006). There were no interest-rate derivatives outstanding at September 30, 2007 or December 31, 2006.

6. Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
NUMERATOR (MILLIONS OF DOLLARS)
Net income used in basic and diluted EPS	$305	$247	$861	$719
DENOMINATOR (THOUSANDS OF SHARES)
Weighted average shares outstanding	317,513	322,524	318,823	322,588
Shares earned and issuable under compensation plans	1,000	1,058	1,007	1,047

Weighted average shares used in basic earnings per share	318,513	323,582	319,830	323,635

Effect of dilutive securities
Performance-based stock awards	106	—	73	—
Employee stock options	6,301	5,916	5,906	5,877

Weighted average shares used in diluted earnings per share	324,920	329,498	325,809	329,512

BASIC EARNINGS PER COMMON SHARE	$0.96	$0.76	$2.69	$2.22
DILUTED EARNINGS PER COMMON SHARE	$0.94	$0.75	$2.64	$2.18

For the quarter and nine months ended September 30, 2007, no stock options and stock options for 5,000 shares, respectively, were excluded in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock. Stock options for 1,000 shares and 36,100 shares for the quarter and nine months ended September 30, 2006, respectively, were excluded in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common stock.

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

Changes in the carrying amount of goodwill for the nine months ended September 30, 2007 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2006	$998	$181	$326	$29	$79	$1,613
Acquisitions (Note 12)	178	1	—	—	—	179
Purchase adjustments	(1)	—	2	—	—	1
Foreign currency translation	20	33	25	2	4	84

Balance, September 30, 2007	$1,195	$215	$353	$31	$83	$1,877

Changes in the carrying amount of other intangibles for the nine months ended September 30, 2007 were as follows:

	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2006	$72	$39	$16	$127
Acquisitions (Note 12)	51	6	—	57
Foreign currency translation	3	1	—	4
Other	—	(4)	2	(2)

Balance, September 30, 2007	$126	$42	$18	$186

Less: Accumulated amortization
Balance, December 31, 2006	$(26)	$(24)	$(6)	$(56)
Amortization expense	(7)	(6)	(1)	(14)
Foreign currency translation	(1)	(1)	—	(2)
Other	—	4	(2)	2

Balance, September 30, 2007	$(34)	$(27)	$(9)	$(70)

Net balance at September 30, 2007	$92	$15	$9	$116

There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 11 years. Total estimated annual amortization expense is $6 million for the remainder of 2007; $16 million, $14 million, $13 million and $10 million for the years ended December 31, 2008, 2009, 2010 and 2011, respectively; and $57 million thereafter.

8. Pension and OPEB

The components of net pension and postretirement benefits other than pensions (OPEB) costs for the quarters and nine-month periods ended September 30, 2007 and 2006 are shown below:

(Millions of dollars)	Quarter Ended September 30,				Nine Months Ended September 30,
	Pensions		OPEB		Pensions		OPEB
	2007	2006	2007	2006	2007	2006	2007	2006
Service cost	$11	$11	$1	$1	$33	$32	$3	$5
Interest cost	27	24	4	4	81	72	12	12
Expected return on plan assets	(32)	(29)	—	—	(95)	(86)	—	—
Net amortization and deferral	7	7	—	—	20	21	—	—

Net periodic benefit cost	$13	$13	$5	$5	$39	$39	$15	$17

Praxair estimates that 2007 contributions to its pension plans will be in the area of $25 million, of which $16 million have been made through September 30, 2007.

9. Commitments and Contingencies

Praxair is subject to various lawsuits and government investigations that arise from time to time within its global businesses. These actions are or may be based upon alleged environmental, tax, antitrust and personal injury claims, among others, and involve or may involve civil and criminal allegations. Praxair believes that it has strong defenses in the pending cases and investigations and intends to defend itself vigorously. It is possible that the Company may incur losses in connection with some of these actions in excess of accrued liabilities. Management does not anticipate that in the aggregate such losses would have a material adverse effect on the company’s consolidated financial position or liquidity; however, it is possible that the final outcomes could have a significant impact on the Company’s reported results of operations in any given period.

Among such matters are claims brought by welders alleging that exposure to manganese contained in welding fumes caused neurological injury. Praxair has never manufactured welding consumables. Such products were manufactured prior to 1985 by a predecessor company of Praxair. As of September 30, 2007, Praxair was a co-defendant with many other companies in 501 lawsuits alleging personal injury caused by manganese contained in welding fumes. There were a total of 3,057 individual claimants in these cases. The cases were pending in several state and federal courts. The federal cases have been transferred to the U.S. District Court for the Northern District of Ohio for coordinated pretrial proceedings. The plaintiffs seek unspecified compensatory and, in most instances, punitive damages. In the past, Praxair has either been dismissed from the cases with no payment or has settled a few cases for nominal amounts. There are seven proposed class actions seeking medical monitoring on behalf of welders. None of the class actions have been certified; the judge overseeing the federal cases recently denied a motion for a medical monitoring class action. No reserves have been recorded for these cases as management does not believe that a loss from them is probable or reasonably estimable.

At September 30, 2007, Praxair had undrawn outstanding letters of credit, bank guarantees and surety bonds valued at approximately $869 million from financial institutions. These related primarily to customer contract performance guarantees (including plant construction in connection with certain on-site contracts), self-insurance claims and other commercial and governmental requirements and proceedings. See Note 18 on page 62 of the 2006 Annual Report for more information concerning commitments and contingencies.

10. Segments

Sales and operating profit by segment for the quarters and nine-month periods ended September 30, 2007 and 2006 are shown below (for a description of Praxair’s operating segments, refer to Note 19 to the consolidated financial statements included on page 63 of Praxair’s 2006 Annual Report):

(Dollar amounts in millions)	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
SALES(a)
North America	$1,306	$1,187	$3,804	$3,514
Europe	325	293	991	857
South America	419	340	1,160	997
Asia	190	165	536	467
Surface Technologies	132	114	388	366

	$2,372	$2,099	$6,879	$6,201

OPERATING PROFIT
North America	$244	$204	$692	$619
Europe	78	69	229	193
South America	84	69	226	184
Asia	30	27	87	78
Surface Technologies	24	23	68	52

	$460	$392	$1,302	$1,126

(a)	Intersegment sales, primarily from North America to other segments, were not significant for the quarters and nine-month periods ended September 30, 2007 and 2006.

11. Income Taxes

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

As of January 1, 2007, the Company has unrecognized income tax benefits totaling $309 million and related accrued interest and penalties of $31 million (after related tax benefits), which were primarily recorded in Other long-term obligations in the condensed consolidated balance sheet. If recognized, essentially all of the unrecognized tax benefits and related interest and penalties would be recorded as a benefit to income tax expense on the consolidated statement of income. During the three months ended September 30, 2007, unrecognized tax benefits and related interest and penalties were reduced by approximately $69 million for tax settlements. Such tax settlements were fully accrued and are reflected in Other current liabilities at September 30, 2007. Also, management currently believes that it is reasonably possible that up to an additional $50 million of unrecognized tax benefits and related interest and penalties may be reduced by tax settlements over the next year. Such amounts are fully accrued at September 30, 2007 and, if settled, would not result in any significant gain or loss.

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

On October 1, 2007, Mexico enacted a new tax law, effective in 2008, which replaces the current asset tax with a new flat tax as a supplement to the regular income tax. The Company is evaluating the effects of this change in tax law and will make appropriate adjustments, if any, in the fourth quarter.

12. Acquisitions

During the nine months ended September 30, 2007, Praxair acquired Linde AG’s industrial and medical gas business in Mexico and Mittler Supply, Inc., an independent packaged gas distributor with operations across the midwestern United States. In addition, Praxair completed several small acquisitions, primarily North American packaged gas distributors. The aggregate purchase price for acquisitions was $349 million and resulted in the recognition of $179 million of goodwill.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results

The following table provides summary data for the quarters and nine-month periods ended September 30, 2007 and 2006:

(Dollar amounts in millions)	Quarter Ended September 30,			Nine Months Ended September 30,
	2007	2006	Variance	2007	2006	Variance
Sales	$2,372	$2,099	+13%	$6,879	$6,201	+11%
Gross margin(a)	$978	$840	+16%	$2,815	$2,497	+13%
As a percent of sales	41.2%	40.0%		40.9%	40.3%
Selling, general and administrative	$294	$272	+8%	$876	$816	+7%
As a percent of sales	12.4%	13.0%		12.7%	13.2%
Depreciation and amortization	$196	$173	+13%	$567	$518	+9%
Other income (expenses) – net	$(4)	$18		$2	$27
Operating profit	$460	$392	+17%	$1,302	$1,126	+16%
Interest expense – net	$44	$38	+16%	$123	$117	+5%
Effective tax rate	25.5%	28.5%		25.8%	27.2%
Net income	$305	$247	+23%	$861	$719	+20%

(a)	Gross margin excludes depreciation and amortization expense.

Sales increased $273 million, or 13%, for the third quarter and $678 million, or 11%, for the nine months ended September 30, 2007 versus the respective 2006 periods. Sales grew in all geographies, led by growth in Asia and South America from new business and project start-ups, and continued volume growth in North America. Volume growth of 3% and 4% for the quarter and nine-month periods, respectively, reflects continued strong volumes to the manufacturing, energy, and metals end-markets. Higher pricing contributed 4% and 3% to sales growth for the quarter and nine-month periods, respectively. Currency appreciation, primarily in Europe and South America, increased sales by 4% and 3% for the quarter and nine-month periods, respectively. Acquisitions and divestitures contributed 2% and 1% to sales in the quarter and nine-month periods. The pass-through of natural gas costs to on-site hydrogen customers was neutral for the quarter and nine-month periods with minimal impact on operating profit.

Gross margin in 2007 improved $138 million, or 16%, for the third quarter and $318 million, or 13%, for the nine months ended September 30, 2007 versus the respective 2006 periods. The increases in the third quarter and nine-month gross margin percentages, to 41.2% and 40.9%, respectively, were due primarily to higher pricing and cost efficiency and productivity programs which outpaced underlying inflationary cost pressures.

Selling, general and administrative (SG&A) expenses for the third quarter were $294 million, or 12.4% of sales, versus $272 million, or 13.0% of sales, for the respective 2006 period. SG&A expenses for the nine-month period were $876 million, or 12.7% of sales, versus $816 million, or 13.2% of sales, for the respective 2006 period. The decrease in SG&A as a percentage of sales was due to realized benefits from productivity initiatives.

Depreciation and amortization expense increased $23 million, or 13%, for the third quarter and $49 million, or 9%, for the nine months ended September 30, 2007 versus the respective 2006 periods. The increase was principally due to new plant start-ups and currency effects.

Other income (expenses) – net was a $4 million expense and $2 million benefit for the quarter and nine months ended September 30, 2007, respectively, versus an $18 million and $27 million benefit for the respective 2006 periods. The 2007 quarter and nine-month periods included an $8 million and $9 million loss, respectively, related to net income hedges (see Note 5). The quarter ended September 30, 2006 included a $14 million gain related to two divestitures, the aviation services business and a Turkish joint venture. The 2006 nine-month period included the impact of the two divestitures and a $15 million gain resulting from insurance recoveries.

Operating profit increased $68 million, or 17%, for the third quarter and $176 million, or 16%, for the nine months ended September 30, 2007 versus the respective 2006 periods. Excluding the impact of the two divestitures in the 2006 third quarter, underlying operating profit increased $82 million, or 22%, for the 2007 third quarter. This underlying increase was principally driven by new business, higher pricing, and the continued impact of focused productivity initiatives. The 2006 nine-month period included the impact of the two aforementioned divestitures and a $15 million benefit from insurance recoveries.

Interest expense – net increased $6 million, or 16% for the third quarter and increased $6 million, or 5%, for the nine-month period ended September 30, 2007 versus 2006 as a result of higher debt balances used for capital expenditures, acquisitions and share repurchases. The increase in interest expense was partially offset by the capitalization of interest related to higher capital expenditures on the company’s backlog of capital expenditures.

The effective tax rate was 25.5% for the third quarter and 25.8% for the nine-month period versus 28.5% and 27.2%, respectively, for the same periods in 2006. The 2007 quarter and nine-month periods include a $2 million net benefit due to the third quarter income tax rate reduction in Germany which was partially offset by prior year adjustments related to international operations. The 2006 quarter and year to date periods include $11 million of income tax charges related to the divestiture of its aviation services business and a Turkish joint venture. Excluding these tax items, the underlying effective tax rates for the quarter and nine-month periods were approximately 26% in 2007 and 26.5% in 2006.

Net income increased $58 million, or 23%, for the third quarter and $142 million, or 20%, for the nine months ended September 30, 2007 versus the respective 2006 periods. Operating profit growth was the primary driver of the net income improvement.

The number of employees at September 30, 2007 was 27,479, an increase of 437 employees from December 31, 2006, primarily due to acquisitions completed in 2007.

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows:

(Dollar amounts in millions)	Quarter Ended September 30,			Nine Months Ended September 30,
	2007	2006	Variance	2007	2006	Variance
SALES
North America	$1,306	$1,187	+10%	$3,804	$3,514	+8%
Europe	325	293	+11%	991	857	+16%
South America	419	340	+23%	1,160	997	+16%
Asia	190	165	+15%	536	467	+15%
Surface Technologies	132	114	+16%	388	366	+6%

	$2,372	$2,099	+13%	$6,879	$6,201	+11%

OPERATING PROFIT
North America	$244	$204	+20%	$692	$619	+12%
Europe	78	69	+13%	229	193	+19%
South America	84	69	+22%	226	184	+23%
Asia	30	27	+11%	87	78	+12%
Surface Technologies	24	23	+4%	68	52	+31%

	$460	$392	+17%	$1,302	$1,126	+16%

North America

Sales increased $119 million, or 10%, for the third quarter and $290 million, or 8%, for the nine months ended September 30, 2007 versus the respective 2006 periods. Higher pricing increased sales by 4% for the quarter and nine-month periods due to pricing actions to recover higher costs. Volume growth was 2% for the quarter and nine-month periods from higher on-site, merchant liquid and packaged gases volumes primarily to the energy and general manufacturing end-markets. Currency appreciation in Canada contributed 1% to sales in the quarter and was neutral to sales in the nine-month period. Acquisitions contributed 4% and 2% to sales in the quarter and nine-month periods. The pass-through of natural gas costs to on-site hydrogen customers decreased sales by 1% for the quarter and was neutral to sales in the nine-month period with minimal impact on operating profit.

Operating profit increased $40 million, or 20%, for the third quarter and $73 million, or 12%, for the nine months ended September 30, 2007 versus the respective 2006 periods. The nine-month period ended September 30, 2006 included a $15 million benefit from insurance recoveries. Excluding the insurance recoveries in 2006, operating profit increased $88 million, or 15%, for the nine months ended September 30, 2007. Volume growth, realized price increases and the continued impact of cost-reduction programs were the primary drivers to the strong operating profit growth in the quarter and nine-month periods.

During the nine months ended September 30, 2007, Praxair acquired Linde AG’s industrial and medical gas business in Mexico as well as Mittler Supply, Inc., an independent packaged gas distributor with operations across the midwestern United States. In addition, Praxair completed the acquisition of several smaller packaged gas distributors in North America (see Note 12 to the condensed consolidated financial statements).

Europe

Sales increased $32 million, or 11%, for the third quarter and $134 million, or 16%, for the nine months ended September 30, 2007 versus the respective 2006 periods. Currency appreciation contributed 7% and 8% to sales growth in the quarter and nine-month periods, respectively. Volume growth of 2% and 5% in the quarter and nine-month periods, respectively, was due to strong packaged gas sales, new business applications and strong homecare sales in Spain. Realized price increases of 2% and 3% in the quarter and nine-month periods, respectively, included the pass through of higher energy and power costs.

Operating profit increased $9 million, or 13%, for the third quarter and $36 million, or 19%, for the nine months ended September 30, 2007 versus the respective 2006 periods. The quarter and nine months ended September 30, 2006 included a gain of $5 million from the divestiture of a Turkish joint venture. Excluding the impact of the divestiture from the 2006 periods, underlying operating profit increased $14 million, or 22%, for the quarter and $41 million, or 22%, for the nine-month period. Operating profit growth was driven by increased sales volumes, the continued impact of cost-reduction programs and currency appreciation.

On August 13, 2007, Praxair reached an agreement to sell its majority interest in Maxima Air Separation Center Ltd. with operations in Israel. In 2006, this business had sales of $23 million. Praxair anticipates the sale to close by the end of the fourth quarter of 2007.

South America

Sales increased $79 million, or 23%, for the third quarter and $163 million, or 16%, for the nine months ended September 30, 2007 versus the respective 2006 periods. The quarter and nine-month periods ended September 30, 2006 included an equipment sale to a Venezuela customer. Excluding the equipment sale in 2006 and currency appreciation, sales increased 15% and 12% for the quarter and nine-month periods, respectively, primarily due to strong growth in the manufacturing and metals end-markets and realized price increases.

Operating profit increased $15 million, or 22%, for the third quarter and $42 million, or 23%, for the nine months ended September 30, 2007 versus the respective 2006 periods. Increased volumes, the continued impact of cost-reduction programs and higher pricing continued to outpace inflationary pressures, favorably contributing to operating profit growth. Currency appreciation also contributed to operating profit growth.

Asia

Sales increased $25 million, or 15%, for the third quarter and $69 million, or 15%, for the nine months ended September 30, 2007 versus the respective 2006 periods. Excluding the impact of currency appreciation, sales increased 9% and 10% for the quarter and nine-month periods, respectively, due to strong on-site volumes in China, India and Korea primarily to the electronics end-market.

Operating profit increased $3 million, or 11%, for the third quarter and $9 million, or 12%, for the nine months ended September 30, 2007 versus the respective 2006 periods. Increased sales volumes and productivity initiatives were the primary drivers of operating profit growth offset by the impact of several temporary on-site customer outages during the quarter as well as the limited pass through of higher power costs due to merchant pricing pressures.

Surface Technologies

Sales increased $18 million, or 16%, for the third quarter and $22 million, or 6%, for the nine months ended September 30, 2007 versus the respective 2006 periods. For the nine-month period, sales increased 15%, excluding the impact of the divestiture of its aviation services business in July 2006. The sales growth in the quarter and year-to-date period was primarily due to higher volumes of industrial coatings for power turbines and OEM aircraft engine parts and realized price increases. Currency appreciation, primarily in Europe, contributed 4% to sales growth in the quarter and nine-month periods.

Operating profit increased $1 million, or 4%, for the third quarter and $16 million, or 31%, for the nine-months ended September 30, 2007 versus the respective 2006 periods. The quarter and nine months ended September 30, 2006 included a gain of $7 million from the aviation services divestiture. Excluding this, underlying operating profit increased $8 million, or 50%, for the quarter and $23 million, or 51%, for the nine-month period. The increase was principally driven by volume growth as well as the favorable benefits of ongoing cost-reduction actions and pricing actions to offset increasing raw material costs.

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

To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

Currency	Percent of YTD 2007 Consolidated Sales (a)	Exchange rate for Income Statement		Exchange rate for Balance Sheet
		Nine-month Average		September 30, 2007	December 31, 2006
		2007	2006
Brazilian real	15%	2.00	2.18	1.84	2.14
European euro	13%	0.75	0.81	0.71	0.76
Canadian dollar	8%	1.15	1.14	1.01	1.16
Mexican peso	5%	10.90	10.91	10.93	10.88
Chinese RMB	2%	7.68	8.02	7.51	7.81
Indian rupee	2%	42.15	45.41	39.71	44.38
Korean won	2%	934	966	922	930
Argentinean peso	1%	3.11	3.07	3.15	3.06
Venezuelan bolivar	1%	2,150	2,150	2,150	2,150

(a)	Certain Surface technologies segment sales are included in European and Brazilian sales.

Climate Change

There is increasing political and scientific debate regarding the effects of human-induced greenhouse gas emissions on global climate change. Several legislative proposals are under consideration in Congress that would place limits on carbon dioxide emissions. Laws regulating greenhouse gas emissions have already been enacted in a few states, notably California and New Jersey, and bills are being considered in many other states. While it is premature to make a judgment regarding the various legislative proposals governing greenhouse gas emission controls, Praxair continues to develop new technologies designed to address anticipated long-term requirements of proposed climate change legislation.

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Nine Months Ended September 30,
	2007	2006
NET CASH PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
Net income	$861	$719
Depreciation and amortization	567	518
Accounts receivable	(222)	(98)
Inventory	(55)	(33)
Payables and accruals	133	109
Pension contributions	(16)	(119)
Other – net	103	93

Net cash provided by operating activities	$1,371	$1,189

INVESTING ACTIVITIES
Capital expenditures	$(974)	$(800)
Acquisitions	(349)	(7)
Divestitures and asset sales	33	112

Net cash used for investing activities	$(1,290)	$(695)

FINANCING ACTIVITIES
Debt increases (reductions) – net	$720	$(346)
Issuances of common stock	245	203
Purchases of common stock	(816)	(262)
Cash dividends	(287)	(242)
Excess tax benefit on stock option exercises	54	18
Minority transactions and other	(12)	(18)

Net cash used for financing activities	$(96)	$(647)

Cash Flow from Operations

Cash provided by operations of $1,371 million for the nine months ended September 30, 2007 increased $182 million versus 2006. The increase was principally a result of higher net income and lower pension contributions compared with 2006, partially offset by working capital growth related to the strong sales increase.

In the fourth quarter, cash flow from operations will reflect increased tax payments which are anticipated to be offset by the continued favorable impact of strong operating profit improvement and working capital initiatives.

Investing

Net cash used for investing of $1,290 million for the nine months ended September 30, 2007 increased $595 million versus 2006 primarily due to the acquisition of Linde AG’s industrial and medical gas business in Mexico and an independent packaged gas distributor in the United States in the first quarter of 2007 (see Note 12 to the condensed consolidated financial statements). Capital expenditures increased $174 million versus 2006 reflecting new investment in customer on-site supply systems supported by long-term customer contracts in North America, South America and Asia. In addition, 2006 included the proceeds from the divestiture of the aviation services business and a Turkish joint venture.

Financing

On July 25, 2007, the company’s Board of Directors approved a $1 billion share repurchase program authorizing the company to repurchase shares from time to time on the open market or through negotiated transactions, subject to market and business conditions. Share repurchases under this program are expected to be completed within the next two years and will be financed by available cash and debt.

Cash used for financing activities of $96 million for the nine months ended September 30, 2007 decreased $551 million versus the respective 2006 period primarily due to higher debt levels used to fund acquisitions and common stock repurchases during 2007. At September 30, 2007, Praxair’s total debt outstanding was $4,003 million, an increase of $836 million from December 31, 2006. On March 15, 2007, Praxair issued $325 million of 5.20% notes due 2017 and on July 16, 2007, Praxair repaid $250 million of 4.75% Notes. Cash dividends of $287 million increased $45 million from the year ago period, reflecting a 19% increase and were $0.90 per share for the nine-month period in 2007 compared to $0.75 per share for the nine-month period in 2006.

In addition, on October 15, 2007, Praxair repaid $250 million of 6.625% Notes that were due at that time.

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

(Dollar amounts in millions)	September 30, 2007	December 31, 2006
TOTAL CAPITAL
Debt	$4,003	$3,167
Minority interests	255	222
Shareholders’ equity	4,862	4,554

	$9,120	$7,943

DEBT-TO-CAPITAL RATIO	43.9%	39.9%

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
AFTER-TAX RETURN ON CAPITAL (ROC)
Operating profit	$460	$392	$1,302	$1,126
Less: reported taxes	(106)	(101)	(304)	(274)
Less: tax benefit on interest expense(a)	(11)	(10)	(32)	(31)
Add: equity income	4	1	13	6

Net operating profit after-tax (NOPAT)	$347	$282	$979	$827

Beginning capital	$8,784	$7,926	$7,943	$7,551
Ending capital	$9,120	$7,877	$9,120	$7,877
Average capital	$8,952	$7,902	$8,532	$7,714

ROC %	3.9%	3.6%	11.5%	10.7%

ROC % (annualized)	15.5%	14.3%	15.3%	14.3%

(a)	Tax benefit on interest expense is based on Praxair’s underlying effective tax rates of 26% for 2007 and 26.5% for 2006.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
RETURN ON EQUITY (ROE)
Reported net income	$305	$247	$861	$719

Beginning shareholders’ equity	$4,850	$4,269	$4,554	$3,902
Ending shareholders’ equity	$4,862	$4,494	$4,862	$4,494
Average shareholders’ equity	$4,856	$4,382	$4,708	$4,198

ROE %	6.3%	5.6%	18.3%	17.1%

ROE % (annualized)	25.1%	22.5%	24.4%	22.8%

Off-Balance Sheet Arrangements and Contractual Obligations

Refer to the contractual obligations and other commercial commitments table on page 40 in the Management’s Discussion and Analysis section of Praxair’s 2006 Annual Report. During the nine months ended September 30, 2007, Praxair’s outstanding letters of credit, bank guarantees and surety bonds increased to $869 million from $595 million at December 31, 2006 (see Note 9 to the condensed consolidated financial statements). Also, see Note 11 to the condensed consolidated financial statements for information related to the adoption of FIN 48, effective January 1, 2007. The adoption of FIN 48 resulted in an increase of $158 million to obligations for tax and interest liabilities related to uncertain tax positions.

New Accounting Standards

Refer to Note 1 of the condensed consolidated financial statements for information regarding new accounting standards.

Outlook

For the fourth quarter of 2007, diluted earnings per share are expected to be in the range of $0.95 to $0.97.

For the full year of 2007, Praxair expects year-over-year sales growth of about 12%. Diluted earnings per share are expected to be in the area of $3.60. Full-year capital expenditures are expected to be about $1.3 billion supporting a growing backlog of new projects and new business in all geographic regions. Praxair expects an effective tax rate of about 26% for 2007.

Praxair provides quarterly updates on operating results, material trends that may affect financial performance, and financial earnings guidance via quarterly earnings releases and investor teleconferences. These updates are available on the company’s website, www.praxair.com, but are not incorporated herein.

Forward-looking Statements

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s reasonable expectations and assumptions as of the date the statements are made but involve risks and uncertainties. These risks and uncertainties include, without limitation: the performance of stock markets generally; developments in worldwide and national economies and other international events and circumstances; changes in foreign currencies and in interest rates; the cost and availability of electric power, natural gas and other raw materials; the ability to achieve price increases to offset cost increases; catastrophic events including natural disasters, epidemics and acts of war and terrorism; the ability to attract, hire, and retain qualified personnel; the impact of changes in financial accounting standards; the impact of tax, environmental, home healthcare and other legislation and government regulation in jurisdictions in which the company operates; the cost and outcomes of investigations, litigation and regulatory proceedings, continued timely development and market acceptance of new products and applications; the impact of competitive products and pricing; future financial and operating performance of major customers and industries served; and the effectiveness and speed of integrating new acquisitions into the business. These risks and uncertainties may cause actual future results or circumstances to differ materially from the projections or estimates contained in the forward-looking statements. The company assumes no obligation to update or provide revisions to any forward-looking statement in response to changing circumstances. The above listed risks and uncertainties are further described in Item 1A (Risk Factors) in the company’s latest Annual Report on Form 10-K filed with the SEC which should be reviewed carefully. Please consider the company’s forward-looking statements in light of those risks.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to the “Market Risks and Sensitivity Analyses” discussion on page 43 in the Management’s Discussion and Analysis section of Praxair’s 2006 Annual Report.

Item 4.	Controls and Procedures

(a)	Based on an evaluation of the effectiveness of Praxair’s disclosure controls and procedures, which was made under the supervision and with the participation of management, including Praxair’s principal executive officer and principal financial officer, the principal executive officer and principal financial officer have each concluded that, as of the end of the quarterly period covered by this report, such disclosure controls and procedures are effective in ensuring that information required to be disclosed by Praxair in reports that it files under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to management including Praxair’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

(b)	There were no changes in Praxair’s internal control over financial reporting that occurred during the quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, Praxair’s internal control over financial reporting.

Item 4T.	Controls and Procedures

Not applicable.

PART II – OTHER INFORMATION

Praxair, Inc. and Subsidiaries

Item 1.	Legal Proceedings

See Note 9 to the condensed consolidated financial statements for a description of current legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1A. to Part I of Praxair’s 2006 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended September 30, 2007 is provided below:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Programs(2)
	(Thousands)		(Thousands)
July 2007	1,850	$76.63	1,850	$909,947

August 2007	3,467	74.71	3,467	650,927

September 2007	717	74.01	717	597,862

Third Quarter 2007	6,034	$75.22	6,034	$597,862

(1)	On July 25, 2007, the company announced that the company’s Board of Directors terminated the 1997 share repurchase program and approved a new share repurchase program pursuant to which the company may repurchase up to $1 billion of shares of its common stock from time to time at prices and on terms satisfactory to the company.

(2)	As of September 30, 2007, the company had purchased $402 million of its common stock, pursuant to the 2007 program, leaving an additional $598 million remaining authorized for purchase under the 2007 program. The 2007 program does not have any stated expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits:

10.20	Service Credit Arrangement for Stephen F. Angel dated May 23, 2007 was filed as exhibit 10.20 to the Company’s Form 8-K filed on May 24, 2007 and is incorporated herein by reference.

12.01	Computation of Ratio of Earnings to Fixed Charges

31.01	Rule 13a-14(a) Certification

31.02	Rule 13a-14(a) Certification

32.01	Section 1350 Certification (such certification is furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act)

32.02	Section 1350 Certification (such certification is furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act)

SIGNATURE

Praxair, Inc. and Subsidiaries

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAXAIR, INC.
(Registrant)

Date: October 24, 2007	By:	/s/ Patrick M. Clark
Patrick M. Clark
Vice President and Controller
(On behalf of the Registrant
and as Chief Accounting Officer)