Form 10-K
period 2007-12-31
PRAXAIR INC
filed 2008-02-27
CIK 884905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-11037

Praxair, Inc.

Praxair, Inc.
39 Old Ridgebury Road	State of incorporation: Delaware
Danbury, Connecticut 06810-5113 Tel. (203) 837-2000	IRS identification number: 06-124 9050

Securities registered pursuant to Section 12(b) of the Act: Title of each class:	Registered on:
Common Stock ($0.01 par value)	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non- accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 29, 2007, was approximately $23 billion (based on the closing sale price of the stock on that date as reported on the New York Stock Exchange).

At January 31, 2008, 313,255,356 shares of common stock of Praxair, Inc. were outstanding.

Documents incorporated by reference:

Portions of the 2007 Annual Report to Shareholders of the Registrant are incorporated in Parts I, II and IV of this report. Also, portions of the Proxy Statement of Praxair, Inc., for its 2008 Annual Meeting of Shareholders, are incorporated in Part III of this report.

The Index to Exhibits is located on page 18 of this report.

Forward-looking statements

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s reasonable expectations and assumptions as of the date the statements are made but involve risks and uncertainties. These risks and uncertainties include, without limitation: the performance of stock markets generally; developments in worldwide and national economies and other international events and circumstances; changes in foreign currencies and in interest rates; the cost and availability of electric power, natural gas and other raw materials; the ability to achieve price increases to offset cost increases; catastrophic events including natural disasters, epidemics and acts of war and terrorism; the ability to attract, hire, and retain qualified personnel; the impact of changes in financial accounting standards; the impact of tax, environmental, home healthcare and other legislation and government regulation in jurisdictions in which the company operates; the cost and outcomes of investigations, litigation and regulatory proceedings; continued timely development and market acceptance of new products and applications; the impact of competitive products and pricing; future financial and operating performance of major customers and industries served; and the effectiveness and speed of integrating new acquisitions into the business. These risks and uncertainties may cause actual future results or circumstances to differ materially from the projections or estimates contained in the forward-looking statements. The company assumes no obligation to update or provide revisions to any forward-looking statement in response to changing circumstances. The above listed risks and uncertainties are further described in Item 1a (Risk Factors) which should be reviewed carefully. Please consider the company’s forward-looking statements in light of those risks.

PART I

Praxair, Inc. and Subsidiaries

Item 1.	Business

General

Praxair, Inc. (Praxair or Company) was founded in 1907 and became an independent publicly traded company in 1992. Praxair was the first company in the United States to produce oxygen from air using a cryogenic process and continues to be a major technological innovator in the industrial gases industry.

Praxair is the largest industrial gas supplier in North and South America, is rapidly growing in Asia, and has strong, well-established businesses in Europe. Praxair's primary products for its industrial gases business are atmospheric gases (oxygen, nitrogen, argon, rare gases) and process gases (carbon dioxide, helium, hydrogen, electronic gases, specialty gases, acetylene). The Company also designs, engineers, and builds equipment that produces industrial gases for internal use and external sale. The Company's surface technologies segment, operated through Praxair Surface Technologies, Inc., supplies wear-resistant and high-temperature corrosion-resistant metallic and ceramic coatings and powders. Sales for Praxair were $9,402 million, $8,324 million and $7,656 million for 2007, 2006 and 2005, respectively. Refer to Note 18 of the section captioned “Notes to Consolidated Financial Statements” in Praxair’s 2007 Annual Report to Shareholders for additional information related to Praxair’s reportable segments.

Praxair serves approximately 25 industries as diverse as healthcare and petroleum refining; computer-chip manufacturing and beverage carbonation; fiber-optics and steel making; and aerospace, chemicals and water treatment. In 2007, 94% of sales were generated in four regional segments (North America, Europe, South America and Asia) primarily from the sale of industrial gases with the balance generated from the surface technologies segment. Praxair provides a competitive advantage to its customers by continuously developing new products and applications, which allow them to improve their productivity, energy efficiency and environmental performance.

Industrial Gases Products and Manufacturing Processes

Atmospheric gases are the highest volume products produced by Praxair. Using air as its raw material, Praxair produces oxygen, nitrogen and argon through several air separation processes of which cryogenic air separation is the most prevalent. As a pioneer in the industrial gases industry, Praxair is a leader in developing a wide range of proprietary and patented applications and supply systems technology, including small cryogenic nitrogen plants. Praxair also led the development and commercialization of non-cryogenic air separation technologies for the production of industrial gases. These technologies open important new markets and optimize production capacity for the Company by lowering the cost of supplying industrial gases. These technologies include proprietary vacuum pressure swing adsorption (“VPSA”) and membrane separation to produce gaseous oxygen and nitrogen, respectively. Praxair also manufactures precious metal and ceramic sputtering targets used primarily in the production of semiconductors.

Process gases, including carbon dioxide, hydrogen, carbon monoxide, helium and acetylene are produced by methods other than air separation. Most carbon dioxide is purchased from by-product sources, including chemical plants, refineries and industrial processes and is recovered from carbon dioxide wells. Carbon dioxide is processed in Praxair's plants to produce commercial carbon dioxide. Hydrogen and carbon monoxide are produced by either steam methane reforming of natural gas or by purifying by-product sources obtained from the chemical and petrochemical industries. Most of the helium sold by Praxair is sourced from certain helium-rich natural gas streams in the United States, with additional supplies being acquired from outside the United States. Acetylene is typically produced from calcium carbide and water or purchased as a chemical by-product.

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

On-site. Customers that require the largest volumes of product (typically oxygen, nitrogen and hydrogen) and that have a relatively constant demand pattern are supplied by cryogenic and process gas on-site plants. Praxair constructs plants on or adjacent to these customers' sites and supplies the product directly to customers by pipeline. Because these are usually dedicated plants, the product supply contracts generally are total requirement contracts with terms typically ranging from 10-20 years and containing minimum purchase requirements and price escalation provisions. Many of the cryogenic on-site plants also produce liquid products for the merchant market. New advanced air separation processes allow on-site delivery to customers with smaller volume requirements. Customers using these systems usually enter into requirement contracts with terms typically ranging from 5-15 years.

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

Surface technologies

Praxair’s surface technologies segment supplies wear-resistant and high-temperature corrosion-resistant metallic and ceramic coatings and powders to the aircraft, printing, textile, plastics, primary metals, petrochemical and other industries. It also manufactures a complete line of electric arc, plasma and high-velocity oxygen fuel spray equipment as well as arc and flame wire equipment used for the application of wear resistant coatings. The coatings extend wear life and are applied at Praxair's facilities using a variety of thermal spray coatings processes. The coated parts are finished to the customer's precise specifications before shipment.

PART I (Continued)

Praxair, Inc. and Subsidiaries

Inventories—Praxair carries inventories of merchant and cylinder gases, hardgoods and coatings materials to supply products to its customers on a reasonable delivery schedule. On-site plants and pipeline complexes have limited inventory. Inventory obsolescence and backlogs are not material to Praxair's business.

Customers—Praxair is not dependent upon a single customer or a few customers.

International—Praxair is a global enterprise with approximately 56% of its 2007 sales outside of the United States. It conducts industrial gases business through subsidiary and affiliated companies in Argentina, Belgium, Bolivia, Brazil, Canada, Chile, Colombia, Costa Rica, France, Germany, India, Israel, Italy, Japan, South Korea, Malaysia, Mexico, the Netherlands, the People's Republic of China, Paraguay, Peru, Portugal, Spain, Taiwan, Thailand, Uruguay and Venezuela. S.I.A.D. (Societa Italiana Acetilene & Derivati S.p.A.), an Italian company accounted for as an equity company, also has established positions in Austria, Bulgaria, Croatia, the Czech Republic, Hungary, Romania and Slovenia. Praxair's surface technologies segment has operations in Brazil, China, France, Germany, India, Italy, Japan, Singapore, South Korea, Taiwan, Spain, Switzerland and the United Kingdom.

Praxair's international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates and controls, import and export controls, and other economic, political and regulatory policies of local governments. Also, see Note 1 of the section captioned “Notes to Consolidated Financial Statements,” and the section captioned “Management's Discussion and Analysis—Market Risks and Sensitivity Analyses” in Praxair's 2007 Annual Report to Shareholders.

Seasonality—Praxair's business is generally not subject to seasonal fluctuations to any significant extent.

Research and Development—Praxair's research and development is directed toward developing new and improved methods for the production and distribution of industrial gases and the development of new markets and applications for these gases. This results in the frequent introduction of new industrial gas applications, and the development of new advanced air separation process technologies. Research and development for industrial gases is principally conducted at Tonawanda, New York; Burr Ridge, Illinois; Rio de Janeiro, Brazil; and Shanghai, China.

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

PART I (Continued)

Praxair, Inc. and Subsidiaries

Major competitors in the industrial gases industry both in the United States and worldwide include Air Products and Chemicals, Inc., Airgas Inc., L'Air Liquide S.A., and Linde AG. Principal domestic competitors for the surface technologies business are Chromalloy Gas Turbine Corporation, a subsidiary of Sequa Corporation, Sermatech International, Inc., a subsidiary of Teleflex, Inc., and Chemtronics, Inc., a subsidiary of GKN p.l.c. International competitors in surface technologies vary from country to country.

Employees and Labor Relations—As of December 31, 2007, Praxair had 27,992 employees worldwide. Of this number, 12,018 are employed in the United States. Praxair has collective bargaining agreements with unions at numerous locations throughout the world, which expire at various dates. Praxair considers relations with its employees to be good.

Environment—Information required by this item is incorporated herein by reference to the section captioned “Management's Discussion and Analysis—Environmental Matters” in Praxair's 2007 Annual Report to Shareholders.

Available Information—The Company makes its periodic and current reports available, free of charge, on or through its website, www.praxair.com, as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). Investors may also access from the Company website other investor information such as press releases and presentations. Information on the Company’s website is not incorporated by reference herein.

In addition, the public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room located at 100 F Street NE, Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website, www.sec.gov, that contains reports, proxy information statements and other information regarding issuers that file electronically.

PART I (Continued)

Praxair, Inc. and Subsidiaries

Item 1a.	Risk Factors

Due to the size and geographic reach of the Company’s operations, a wide range of factors, many of which are outside of the Company’s control, could materially affect the Company’s future operations and financial performance. Management believes the following risks may significantly impact the Company:

External factors

Significant external factors include:

•	General economic conditions;

•	Cost and availability of raw materials and energy;

•	International events and circumstances;

•	Macroeconomic factors;

•	Competitor actions;

•	Governmental regulations; and

•	Catastrophic events.

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

International Events and Circumstances

Praxair has substantial international operations, which are subject to the risks of doing business abroad, including fluctuations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest, possible nationalization of assets, and current and changing regulatory environments. These events could have an adverse effect on the international operations in the future by reducing the demand for its products, decreasing the prices at which it can sell its products or otherwise having an adverse effect on its business, financial condition or results of operations.

PART I (Continued)

Praxair, Inc. and Subsidiaries

Macroeconomic factors

Changes in U.S. and global financial and equity markets, including market disruptions and significant interest rate fluctuations, may make it more difficult for Praxair to obtain financing for its operations or increase the cost of obtaining financing. In addition, the Company's borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in significant part, on the Company’s performance as measured by subjective credit criteria such as interest coverage and leverage ratios. A decrease in these ratings could increase the cost of borrowing or make it more difficult to obtain financing.

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

Governmental Regulations

Praxair’s operations are subject to a variety of United States and foreign government regulations. These regulations include those related to the following areas, among others:

•

Environmental protection, including laws regulating greenhouse gas emissions and other potential climate-change legislation (see the section captioned “Management’s Discussion and Analysis – Environmental Matters” in Praxair’s 2007 Annual Report to Shareholders);

•	Domestic and international tax laws and currency controls;

•	Transportation;

•	Safety;

•	Securities laws (e.g., SEC and generally accepted accounting principles in the United States);

•	Patents;

•	Trade restrictions;

•	Antitrust matters; and

•	Home healthcare reimbursement regulations.

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

Technological advances

If Praxair fails to keep pace with technological advances in the industry or if new technology initiatives do not become commercially accepted, customers may not continue to buy the Company’s products and results of operations could be adversely affected. Praxair’s research and development is directed toward developing new and improved methods for the production and distribution of industrial gases and the development of new markets and applications for the use of these gases. This results in the frequent introduction of new industrial gas applications and the development of new advanced air separation process technologies. The Company also conducts research and development for its surface technologies to improve the quality and durability of coatings and the use of speciality powders for new applications and industries. The results of these research and development activities help Praxair to create a competitive advantage and provide a platform for the Company to grow its business at greater percentages than the rate of industrial production growth in the geographies where it operates. If Praxair’s research and development activities did not keep pace with competitors or if it did not create new applications that benefit customers, then the Company’s future results of operations could be adversely affected.

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

Environmental laws and regulations

Praxair is subject to various environmental and occupational health and safety laws and regulations, including those governing the discharge of pollutants into the air or water, the storage, handling and disposal of chemicals, hazardous substances and wastes, and the remediation of contamination. Violations of these laws could result in substantial penalties, third party claims for property damage or personal injury, or sanctions. The Company may also be subject to liability for the investigation and remediation of environmental contamination at properties that it owns or operates and at other properties where Praxair or its predecessors have operated or arranged for the disposal of hazardous wastes. Although management does not believe that any such liabilities will have a material adverse impact on its financial position and results of operations, management cannot provide assurance that such costs will not increase in the future or will not become material. See the section captioned “Management’s Discussion and Analysis – Environmental Matters” in Praxair’s 2007 Annual Report to Shareholders.

Tax liabilities

Praxair is subject to income and other taxes in both the United States and numerous foreign jurisdictions. The determination of the Company’s worldwide provision for income taxes and other tax liabilities requires judgment and is based on diverse legislative and regulatory structures that exist in the various jurisdictions where the Company operates. Although management believes its estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in its financial statements and may materially affect the Company’s results of operations for the period when such determination is made. See the section captioned “Notes to Consolidated Financials Statements – Note 17 Commitments and Contingencies” in Praxair’s 2007 Annual Report to Shareholders.

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

Item 1b.	Unresolved Staff Comments

Praxair has received no written SEC staff comments regarding any of its Exchange Act reports which were issued 180 days or more preceding the end of its 2007 fiscal year and that remain unresolved.

PART I (Continued)

Praxair, Inc. and Subsidiaries

Item 2.	Properties

Praxair's worldwide headquarters are located in leased office space in Danbury, Connecticut. Other principal administrative offices are owned in Tonawanda, New York, and leased in Rio de Janeiro, Brazil, Shanghai, China and Madrid, Spain.

Praxair designs, engineers, manufactures and operates facilities that produce and distribute industrial gases. These industrial gas production facilities and certain components are designed and/or manufactured at its facilities in Tonawanda, New York; Burr Ridge, Illinois; and Rio de Janeiro, Brazil. Praxair's Italian equity affiliate, Societa Italiana Acetilene & Derivati S.p.A. (S.I.A.D.), also has such capacity.

Due to the nature of Praxair’s industrial gas products, it is generally uneconomical to transport them distances of greater than 200 miles from the production facility. As a result, Praxair operates a significant number of production facilities spread throughout the geographic regions where the company has operations.

The following is a description of production facilities for Praxair by segment. No significant portion of these assets was leased at December 31, 2007. Generally, these facilities are fully utilized and are sufficient to meet our manufacturing needs.

North America

The North America segment operates production facilities in the U.S., Canada and Mexico, approximately 260 of which are cryogenic air separation plants, hydrogen plants and carbon dioxide plants. There are five major pipeline complexes in North America located in Northern Indiana, Houston, along the Gulf Coast of Texas, Detroit and Louisiana. Also located throughout North America are packaged gas facilities, specialty gas plants, helium plants and other smaller plant facilities.

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

Asia

The Asia segment has production facilities located primarily in China, Korea and India which include more than 25 cryogenic air separation plants. Also located throughout Asia are noncryogenic air separation, carbon dioxide, hydrogen, packaged gas and other production facilities.

Surface technologies

The surface technologies segment provides coating services and manufactures coating equipment at approximately 40 sites. The majority of these sites are located in the United States and Europe, with smaller operations in Asia and Brazil.

PART I (Continued)

Praxair, Inc. and Subsidiaries

Item 3.	Legal Proceedings

Information required by this item is incorporated herein by reference to the section captioned “Notes to Consolidated Financial Statements - Note 17 Commitments and Contingencies” in Praxair's 2007 Annual Report to Shareholders.

Item 4.	Submission of Matters to a Vote of Security Holders

Praxair did not submit any matters to a shareholder vote during the fourth quarter of 2007.

PART II

Praxair, Inc. and Subsidiaries

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market, trading, shareholder and dividend information for Praxair's common stock is incorporated herein by reference to the section captioned “Investor Information” in Praxair's 2007 Annual Report to Shareholders.

On October 28, 2003, Praxair’s Board of Directors declared a two-for-one split of the Company’s common stock. The stock split was effected in the form of a stock dividend of one additional share for each share owned by stockholders of record on December 5, 2003, and each share held in treasury as of the record date.

Praxair's annual dividend on its common stock for 2007 was $1.20 per share. On January 22, 2008, Praxair's Board of Directors declared a dividend of $0.375 per share for the first quarter of 2008, or $1.50 per share annualized, which may be changed as Praxair's earnings and business prospects warrant. The declaration of dividends is a business decision made by the Board of Directors based on Praxair's earnings and financial condition and other factors the Board of Directors considers relevant.

Purchases of Equity Securities—Certain information regarding purchases made by or on behalf of the Company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the three months ended December 31, 2007 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (Thousands)	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Programs(2)
October 2007	488	$82.52	488	$ 557,592
November 2007	1,247	82.54	1,247	454,665
December 2007	—	—	—	454,665

Fourth Quarter 2007	1,735	$82.53	1,735	$ 454,665

(1)	On July 25, 2007, the Company announced that the Company's Board of Directors approved a new share repurchase program pursuant to which the Company may repurchase up to $1 billion of shares of its common stock from time to time at prices and on terms satisfactory to the Company.
(2)	As of December 31, 2007, the Company had purchased $545 million of its common stock, pursuant to the 2007 program, leaving an additional $455 million remaining authorized for purchase under the 2007 program. The 2007 program does not have any stated expiration date.

Item 6.	Selected Financial Data

Information required by this item is incorporated herein by reference to the sections captioned “Five-Year Financial Summary” and “Non-GAAP Financial Measures” in Praxair's 2007 Annual Report to Shareholders. These items should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Information required by this item is incorporated herein by reference to the section captioned “Management's Discussion and Analysis” in Praxair's 2007 Annual Report to Shareholders.

PART II (Continued)

Praxair, Inc. and Subsidiaries

Item 7a.	Quantitative and Qualitative Disclosures About Market Risk

Information required by this item is incorporated herein by reference to the section captioned “Management's Discussion and Analysis” in Praxair's 2007 Annual Report to Shareholders.

Item 8.	Financial Statements and Supplementary Data

Information required by this item is incorporated herein by reference to the sections captioned “Consolidated Statements of Income,” “Consolidated Balance Sheets,” “Consolidated Statements of Cash Flows,” “Consolidated Statements of Shareholders' Equity” and “Notes to Consolidated Financial Statements” in Praxair's 2007 Annual Report to Shareholders.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Based on an evaluation of the effectiveness of Praxair’s disclosure controls and procedures, which was made under the supervision and with the participation of management, including Praxair’s principal executive officer and principal financial officer, the principal executive officer and principal financial officer have each concluded that, as of the end of the annual period covered by this report, such disclosure controls and procedures are effective in ensuring that information required to be disclosed by Praxair in reports that it files under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and accumulated and communicated to management including Praxair’s principal executive officer and principal financial officer, to allow timely decisions regarding disclosure.

Management’s Report on Internal Control Over Financial Reporting

Praxair’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, Praxair conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (often referred to as COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

This evaluation did not include the internal control over financial reporting related to the following acquisitions completed during 2007: Linde AG’s industrial gas business in Mexico, Mittler Supply, Inc. and the majority-owned packaged gas subsidiary GT&S, Inc. Total assets and sales for these acquisitions represent 2.3% and 0.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007 (see Note 3 to the consolidated financial statements incorporated by reference in Item 8).

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued their opinion on the Company’s internal control over financial reporting as of December 31, 2007 as stated in their report incorporated by reference in Item 15.

Changes in Internal Control over Financial Reporting

There were no changes in Praxair's internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, Praxair's internal control over financial reporting.

Item 9b.	Other Information

None.

PART III

Praxair, Inc. and Subsidiaries

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information required by this item is incorporated herein by reference to the sections captioned “The Board of Directors”, “Executive Officers” and “Corporate Governance And Board Practices-Section 16(a) Beneficial Ownership Reporting Compliance” in Praxair's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2008.

Identification of the Audit Committee

Praxair has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The members of that Audit Committee are Raymond W. LeBoeuf, Chairman, Ira D. Hall, Ronald L. Kuehn, Jr., Larry D. McVay and H. Mitchell Watson, Jr.

Audit Committee Financial Expert

The Praxair Board of Directors has determined that each of, Raymond W. LeBoeuf, Ira D. Hall, Ronald L. Kuehn, Jr. and H. Mitchell Watson, Jr is an “audit committee financial expert” as defined by Item 401(h) of Regulation S-K of the Exchange Act and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Code of Ethics

Praxair has adopted a code of ethics that applies to the Company's directors and all employees, including its Chief Executive Officer, Chief Financial Officer, and Controller. This code of ethics has been approved by the Praxair Board of Directors and is named the “Compliance with Laws and Business Integrity and Ethics Policy”. To assist employees and directors in complying with this code of ethics, management, from time to time, develops specific standards implementing certain provisions of the code which standards are contained in Praxair's “Standards of Business Integrity.” Both documents are posted on the Company's public website, www.praxair.com.

Item 11.	Executive Compensation

Information required by this item is incorporated herein by reference to the sections captioned “Executive Compensation” and “Director Compensation” in Praxair's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2008.

PART III (Continued)

Praxair, Inc. and Subsidiaries

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans Information – The table below provides information as of December 31, 2007 about Company stock that may be issued upon the exercise of options, warrants and rights granted to employees or members of Praxair's Board of Directors under present and former equity compensation plans, including plans approved by shareholders and one plan which has not been approved by shareholders, the 1996 Praxair, Inc. Performance Incentive Plan (the 1996 Plan). The equity compensation plan not approved by shareholders was terminated in March 2001 and directors and officers of the Company were not eligible to participate in that plan. Shareholder approval of that plan was not required under applicable NYSE rules. The 1996 Plan provided for granting nonqualified or incentive stock options, stock grants, performance awards and other stock related incentives for key employees. The exercise price under the 1996 Plan was equal to the closing price of Praxair’s common stock on the date of grant. Options that were granted under this plan became exercisable after one or more years after the date of grant and the option term was no more than ten years.

EQUITY COMPENSATION PLANS TABLE

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	17,090,748	(1)	$44.85	10,417,111
Equity compensation plans not approved by shareholders	2,484,211		$21.60	—

Total	19,574,959		$41.90	10,417,111

(1)	This amount includes 22,952 restricted shares and 70,520 performance shares. Up to an additional 70,520 performance shares could be issued if performance goals are achieved at the maximum specified targets. See Note 15 of the section captioned “Notes to Consolidated Financial Statements” in Praxair's 2007 Annual Report to Shareholders.

Certain information required by this item regarding the beneficial ownership of the Company’s common stock is incorporated herein by reference to the section captioned “Share Ownership” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2008.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item is incorporated herein by reference to the sections captioned “Corporate Governance And Board Practices—Review, Approval or Ratification of Transactions with Related Persons,” “Corporate Governance And Board Practices—Certain Relationships and Transactions” and “Corporate Governance And Board Practices—Director Independence” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2008.

Item 14.	Principal Accounting Fees and Services

Information required by this item is incorporated herein by reference to the section captioned “The Independent Auditor” in Praxair's Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2008.

PART IV

Praxair, Inc. and Subsidiaries

Item 15.	Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this report

(1)	Financial Statements

*	Incorporated by reference to the indicated pages of the 2007 Annual Report to Shareholders. With the exception of this information and the information incorporated in Items 3, 5, 6, 7, 7A and 8, the 2007 Annual Report to Shareholders is not to be deemed filed as part of this Annual Report on Form 10-K.

(2)	Financial Statement Schedules

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

PRAXAIR, INC.
(Registrant)

Date: February 26, 2008	By:	/s/ Patrick M. Clark
Patrick M. Clark
Vice President and Controller
(On behalf of the Registrant and as Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2008.

/s/ Stephen F. Angel	/s/ James S. Sawyer	/s/ Edward G. Galante
Stephen F. Angel	James S. Sawyer	Edward G. Galante
Chairman, President,	Executive Vice President and	Director
Chief Executive Officer and Director	Chief Financial Officer

/s/ Claire W. Gargalli	/s/ Ira D. Hall	/s/ Ronald L. Kuehn, Jr.
Claire W. Gargalli	Ira D. Hall	Ronald L. Kuehn, Jr.
Director	Director	Director

/s/ Raymond W. LeBoeuf	/s/ Larry D. McVay	/s/ Wayne T. Smith
Raymond W. LeBoeuf	Larry D. McVay	Wayne T. Smith
Director	Director	Director

/s/ H. Mitchell Watson, Jr.	/s/ Robert L. Wood
H. Mitchell Watson, Jr.	Robert L. Wood
Director	Director

INDEX TO EXHIBITS

Praxair, Inc. and Subsidiaries

Exhibit No.	Description

3.01	Restated Certificate of Incorporation of Praxair, Inc. as filed with the Secretary of State of the State of Delaware on May 8, 2006 (Filed as Exhibit 3.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, Filing No. 1-11037, and incorporated herein by reference).

3.02	Amended and Restated By-Laws of Praxair, Inc. (Filed as Exhibit 3.02 to the Company’s Current Report on Form 8-K dated December 12, 2007, Filing No. 1-11037, and incorporated herein by reference).

3.03	Certificate of Designations for the 7.48% Cumulative Preferred Stock, Series A (Filed on February 7, 1997 as Exhibit 3.3 to Amendment #1 to the Company’s Registration Statement on Form S-3, Registration No. 333-18141).

3.04	Certificate of Designations for the 6.75% Cumulative Preferred Stock, Series B (Filed on February 7, 1997 as Exhibit 3.4 to Amendment #1 to the Company’s Registration Statement on Form S-3, Registration No. 333-18141).

4.01	Common Stock Certificate (Filed as Exhibit 4.01 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

4.02	Stockholder Protection Rights Agreement, dated as of May 3, 2004, between the registrant and Registrar and Transfer Company as Rights Agent (Filed on April 29, 2004 as Exhibit (1) to the Company’s Registration Statement on Form 8-A, Filing No. 1-11037, and incorporated herein by reference).

4.03	Indenture, dated as of July 15, 1992, between Praxair, Inc. and U.S. Bank National Association, as the ultimate successor trustee to Bank of America, Illinois (formerly Continental Bank, National Association (Filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated March 19, 2007, Filing No. 1-11037, and incorporated herein by reference).

4.04	Copies of the agreements relating to long-term debt which are not required to be filed as exhibits to this Annual Report on Form 10-K will be furnished to the Securities and Exchange Commission upon request.

4.05	Series A Preferred Stock Certificate (Filed on February 7, 1997 as Exhibit 4.3 to Amendment #1 to the Company’s Registration Statement on Form S-3, Registration No. 333-18141).

4.06	Series B Preferred Stock Certificate (Filed on February 7, 1997 as Exhibit 4.4 to Amendment #1 to the Company’s Registration Statement on Form S-3, Registration No. 333-18141).

*10.01	Amended and Restated 2002 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.01 to the Company’s 2003 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.01a	First amendment, dated as of October 24, 2006, to the Amended and Restated 2002 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.01a to the Company’s 2006 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.01b	Second amendment, dated as of January 23, 2007, to the Amended and Restated 2002 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.01b to the Company’s 2006 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.01c	Form of Standard Option Award under the 2002 Praxair, Inc. Long Term Incentive Plan is filed herewith.

*10.01d	Form of Transferable Option Award under the 2002 Praxair, Inc. Long Term Incentive Plan is filed herewith.

*10.01e	Form of Performance Share Award under the 2002 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.01e to the Company’s 2006 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.02	Form of Executive Severance Compensation Agreement (Filed as Exhibit 10.02 to the Company’s 2003 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.03	2002 Praxair, Inc. Variable Compensation Plan (Filed as Exhibit 10.03 to the Company’s 2001 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.03a	First Amendment, dated as of December 12, 2005, to the 2002 Praxair, Inc. Variable Compensation Plan. (Filed as Exhibit 10.03a to the Company’s 2005 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.04	Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Filed as Exhibit 10.04 to the Company’s 2003 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

INDEX TO EXHIBITS (Continued)

Praxair, Inc. and Subsidiaries

Exhibit No.	Description

*10.04a	First Amendment, dated as of October 24, 2006, to the Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Filed as Exhibit 10.04a to the Company’s 2006 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.04b	2005 Equity Compensation Plan for Non-Employee Directors of Praxair, Inc. (Filed as Exhibit 10.04 to the Company’s Current Report on Form 8-K dated April 29, 2005, Filing No. 1-11037, and incorporated herein by reference).

*10.04c	First Amendment, dated as of October 24, 2006, to the 2005 Equity Compensation Plan for Non-Employee Directors of Praxair, Inc. (Filed as Exhibit 10.04c to the Company’s 2006 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.04d	Form of Option Award under the 2005 Equity Compensation Plan for Non-employee Directors of Praxair, Inc (Filed as Exhibit 10.04a to the Company’s Form 10-Q for the quarter ended June 30, 2005, Filing No. 1-11037, and incorporated herein by reference).

*10.05	Special Severance Protection Program (Filed as Exhibit 10.05 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

*10.06	Amended and Restated Praxair, Inc. Directors’ Fees Deferral Plan (Filed as Exhibit 10.06 to the Company’s Current Report on Form 8-K dated January 25, 2005, Filing No. 1-11037, and incorporated herein by reference).

*10.06a	Fourth Amendment to the Praxair Inc. Directors’ Fees Deferral Plan (Filed as Exhibit 10.06a to the Company’s Current Report on Form 8-K dated April 29, 2005, Filing 1-11037, and incorporated herein by reference).

*10.07	Amended and Restated 1993 Praxair Compensation Deferral Program (Filed as Exhibit 10.07 to the Company’s 1996 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.07a	First Amendment, dated as of April 1, 2001, to the Amended and Restated 1993 Praxair Compensation Deferral Program (Filed as Exhibit 10.07a to the Company’s 2001 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.07b	Second Amendment, dated as of October 28, 2003, to the Amended and Restated 1993 Praxair Compensation Deferral Program (Filed as Exhibit 10.07b to the Company’s 2003 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.08	Transfer Agreement dated January 1, 1989, between Union Carbide Corporation and the registrant (Filed as Exhibit 10.06 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.08a	Amendment No. 1 dated as of December 31, 1989, to the Transfer Agreement (Filed as Exhibit 10.07 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.08b	Amendment No. 2 dated as of July 2, 1990, to the Transfer Agreement (Filed as Exhibit 10.08 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

INDEX TO EXHIBITS (Continued)

Praxair, Inc. and Subsidiaries

Exhibit No.	Description

10.08c	Amendment No. 3 dated as of January 2, 1991, to the Transfer Agreement (Filed as Exhibit 10.09 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.09	Transfer Agreement dated January 1, 1989, between Union Carbide Corporation and Union Carbide Coatings Service Corporation (Filed as Exhibit 10.14 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.09a	Amendment No. 1 dated as of December 31, 1989, to the Transfer Agreement (Filed as Exhibit 10.15 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.09b	Amendment No. 2 dated as of July 2, 1990, to the Transfer Agreement (Filed as Exhibit 10.16 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.10	Additional Provisions Agreement dated as of June 4, 1992 (Filed as Exhibit 10.21 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.11	Amended and Restated Realignment Indemnification Agreement dated as of June 4, 1992 (Filed as Exhibit 10.23 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.12	Environmental Management, Services and Liabilities Allocation Agreement dated as of January 1, 1990 (Filed as Exhibit 10.13 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.12a	Amendment No. 1 to the Environmental Management, Services and Liabilities Allocation Agreement dated as of June 4, 1992 (Filed as Exhibit 10.22 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.13	Danbury Lease-Related Services Agreement dated as of June 4, 1992 (Filed as Exhibit 10.24 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.13a	First Amendment to Danbury Lease-Related Services Agreement (Filed as Exhibit 10.13a to the Company’s 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.14	Danbury Lease Agreements, as amended (Filed as Exhibit 10.26 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

INDEX TO EXHIBITS (Continued)

Praxair, Inc. and Subsidiaries

Exhibit No.	Description

10.14a	Second Amendment to Linde Data Center Lease (Danbury) (Filed as Exhibit 10.14a to the Company’s 1993 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.14b	Fourth Amendment to Carbide Center Lease (Filed as Exhibit 10.14b to the Company’s 1993 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.14c	Third Amendment to Linde Data Center Lease (Filed as Exhibit 10.14c to the Company’s 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.14d	Fifth Amendment to Carbide Center Lease (Filed as Exhibit 10.14d to the Company’s 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.14e	Sixth Amendment to Carbide Center Lease (Filed as Exhibit 10.14e to the Company’s 2004 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.15	Employee Benefits Agreement dated as of June 4, 1992 (Filed as Exhibit 10.25 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.15a	First Amendatory Agreement to the Employee Benefits Agreement (Filed as Exhibit 10.15a to the Company’s 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.16	Tax Disaffiliation Agreement dated as of June 4, 1992 (Filed as Exhibit 10.20 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.17	Credit Agreement dated as of December 23, 2004 among Praxair, Inc., The Eligible Subsidiaries Referred to Therein, The Lenders Listed Therein, JP Morgan Chase Bank, N. A., as Administrative Agent, Bank of America, N. A., as Syndication Agent, and Citibank, N. A. and Credit Suisse First Boston as Co-Documentation Agents (Filed as Exhibit 10.17 to the Company’s 2004 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.17a	Amendment No. 1, dated February 15, 2006, to Credit Agreement, dated as of December 23, 2004 (referenced as Exhibit 10.17) (Filed as Exhibit 10.17a to the Company’s 2005 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.17b	Extension Agreement, dated October 18, 2006, to Credit Agreement, dated as of December 23, 2004 (Filed as Exhibit 10.17b to the Company’s 2006 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

INDEX TO EXHIBITS (Continued)

Praxair, Inc. and Subsidiaries

Exhibit No.	Description

10.18	Facility Agreement dated as of November 29, 2004 among Praxair Euroholding, S. L., an indirect wholly-owned subsidiary of the Company, as Borrower, Praxair, Inc., as Guarantor, The Lenders Party Thereto, Citigroup Global Markets, Inc., as Syndication Agent and ABN AMRO Bank N. V., as Administrative Agent and Documentation Agent (Filed as Exhibit 10.18 to the Company’s 2004 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.18a	Amendment No. 1 to Facility Agreement (Filed as Exhibit 10.18a to the Company’s Current Report on Form 8-K dated March 1, 2005, Filing No. 1-11037, and incorporated herein by reference).

*10.19	Praxair, Inc. Plan for Determining Performance-Based Awards Under Section 162(M) (included as Appendix 4 to the Company’s definitive proxy statement for its 2006 annual meeting of shareholders filed on March 21, 2006 and incorporated herein by reference).

*10.20	Service Credit Arrangement for Stephen F. Angel dated May 23, 2007 was filed as Exhibit 10.20 to the Company’s Form 8-K filed on May 24, 2007 and is incorporated herein by reference.

12.01	Computation of Ratio of Earnings to Fixed Charges.

13.01	Financial Section (pages 26 to 75) of Praxair’s 2007 Annual Report to Shareholders (such information, except for those portions which are expressly referred to in this Form 10-K, is furnished for the information of the Commission and is not deemed “filed” as part of this Form 10-K).

21.01	Subsidiaries of Praxair, Inc.

23.01	Consent of Independent Registered Public Accounting Firm.

31.01	Rule 13a-14(a) Certification

31.02	Rule 13a-14(a) Certification

32.01	Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act).

32.02	Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act).

Copies of exhibits incorporated by reference can be obtained from the SEC and are located in SEC File No. 1-11037.

*	Indicates a management contract or compensatory plan or arrangement.