Form 10-Q
period 2008-03-31
PRAXAIR INC
filed 2008-04-23
CIK 884905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

At March 31, 2008, 313,117,140 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PART I – FINANCIAL INFORMATION

Praxair, Inc. and Subsidiaries

Item 1.	Financial Statements

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions of dollars, except per share data)

(UNAUDITED)

	Quarter Ended March 31,
	2008	2007
SALES	$2,663	$2,175
Cost of sales, exclusive of depreciation and amortization	1,595	1,282
Selling, general and administrative	335	286
Depreciation and amortization	210	182
Research and development	24	24
Other income (expense) – net	(17)	2

OPERATING PROFIT	482	403
Interest expense – net	47	38

INCOME BEFORE INCOME TAXES	435	365
Income taxes	122	95

	313	270
Minority interests	(15)	(9)
Income from equity investments	9	4

NET INCOME	$307	$265

PER SHARE DATA:

Basic earnings per share	$0.98	$0.83

Diluted earnings per share	$0.96	$0.81

Cash dividends per share	$0.375	$0.30

WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	313,936	320,763
Diluted shares outstanding	320,409	326,787

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Millions of dollars)

(UNAUDITED)

	March 31, 2008	December 31, 2007
ASSETS

Cash and cash equivalents	$21	$17
Accounts receivable – net	1,907	1,723
Inventories	483	474
Prepaid and other current assets	221	194

TOTAL CURRENT ASSETS	2,632	2,408

Property, plant and equipment (less accumulated depreciation of $8,509 at March 31, 2008 and $8,213 at December 31, 2007)	8,221	7,963

Goodwill	2,040	1,967
Other intangible assets – net	140	134
Other long-term assets	967	910

TOTAL ASSETS	$14,000	$13,382

LIABILITIES AND EQUITY

Accounts payable	$888	$818
Short-term debt	952	788
Current portion of long-term debt	40	40
Other current liabilities	995	1,004

TOTAL CURRENT LIABILITIES	2,875	2,650

Long-term debt	3,582	3,364
Other long-term obligations	1,990	1,905

TOTAL LIABILITIES	8,447	7,919

Commitments and contingencies (Note 9)

Minority interests	344	321
Shareholders’ equity	5,209	5,142

TOTAL LIABILITIES AND EQUITY	$14,000	$13,382

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of dollars)

(UNAUDITED)

	Quarter Ended March 31,
	2008	2007
OPERATIONS
Net income	$307	$265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	210	182
Deferred income taxes	12	5
Share-based compensation	11	11
Accounts receivable	(184)	(73)
Inventory	(9)	(16)
Prepaid and other current assets	(33)	(22)
Payables and accruals	58	(72)
Pension contributions	(11)	(11)
Other	18	29

Net cash provided by operating activities	379	298

INVESTING
Capital expenditures	(344)	(285)
Acquisitions	(40)	(296)
Divestitures and asset sales	16	4

Net cash used for investing activities	(368)	(577)

FINANCING
Short-term debt borrowings – net	176	142
Long-term debt borrowings	513	413
Long-term debt repayments	(360)	(15)
Issuances of common stock	66	85
Purchases of common stock	(293)	(271)
Cash dividends	(117)	(96)
Excess tax benefit on stock option exercises	5	14
Minority interest transactions and other	1	(3)

Net cash provided by (used for) financing activities	(9)	269

Effect of exchange rate changes on cash and cash equivalents	2	—

Change in cash and cash equivalents	4	(10)
Cash and cash equivalents, beginning-of-period	17	36

Cash and cash equivalents, end-of-period	$21	$26

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Dollar amounts in millions, except share data, shares in thousands)

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive	Treasury Stock
Activity	Shares	Amounts			Income (Loss)(b)	Shares	Amounts	Total
Balance, January 1, 2008	373,145	$4	$3,074	$5,325	$(672)	57,657	$(2,589)	$5,142

Net income				307				307
Translation adjustments					89			89
Derivative instruments, net of $3 million taxes					(6)			(6)
Funded status – retirement obligations, net of $7 million taxes					7			7

Comprehensive income(a)								397

Dividends on common stock ($0.375 per share)				(117)				(117)

Issuances of common stock:
For the dividend reinvestment and stock purchase plan	23		2					2
For employee savings and incentive plans	833		38			(480)	28	66

Purchases of common stock						3,707	(299)	(299)

Tax benefit from stock options			7					7

Share-based compensation			11					11

Balance, March 31, 2008	374,001	$4	$3,132	$5,515	$(582)	60,884	$(2,860)	$5,209

(a)	The components of comprehensive income are as follows:

	Quarter Ended March 31,
	2008	2007
Net income	$307	$265
Translation adjustments	89	60
Derivative Instruments	(6)	—
Pension/OPEB funded status obligation	7	2

	$397	$327

(b)	The components of accumulated other comprehensive income (loss) are as follows:

	March 31, 2008	December 31, 2007
Accumulated translation adjustments	$(348)	$(437)
Accumulated derivatives	(6)	—
Accumulated pension/OPEB funded status obligation	(228)	(235)

	$(582)	$(672)

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Summary of Significant Accounting Policies

Presentation of Condensed Consolidated Financial Statements – In the opinion of Praxair, Inc. (Praxair) management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented and such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements of Praxair, Inc. and subsidiaries in Praxair’s 2007 Annual Report. There have been no material changes to the company’s significant accounting policies during 2008, except for the adoption of FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157) for financial assets and liabilities and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS No. 159), effective January 1, 2008.

Accounting Standards Implemented in 2008

Fair Value Measurements – Effective January 1, 2008, Praxair partially adopted SFAS No. 157, for financial assets and liabilities and certain non-financial assets and liabilities that are recognized and disclosed at fair value in the financial statements on a recurring basis. Pursuant to FASB Staff Position (FSP) No. 157-2, Praxair deferred adopting SFAS No. 157 for non-financial assets and liabilities recognized at fair value on a non-recurring basis until January 1, 2009. SFAS No. 157 defines the method of determining fair value and requires additional disclosure about the use of fair value to measure assets and liabilities on a market based exit price methodology. Praxair values financial instruments using observable market based inputs where they exist. Praxair carries derivative assets and liabilities and certain other financial assets at fair value. See Note 10.

Also effective January 1, 2008, Praxair adopted SFAS No. 159. This standard permits companies, at their option, to choose to measure many financial instruments and certain other items at fair value. As of March 31, 2008, Praxair elected to not fair value existing eligible items.

Accounting Standards to be Implemented

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, which requires enhanced disclosures on the effect of derivatives on a company’s financial statements. These disclosures will be required for Praxair beginning with the first quarter 2009 consolidated financial statements.

Refer to Note 1 to the consolidated financial statements included on pages 47 and 48 of Praxair’s 2007 Annual Report for a summary of the following four standards which are all effective for Praxair on January 1, 2009:

—	SFAS No. 157, “Fair Value Measurements” as it relates to non-financial assets and liabilities that are recognized at fair value in the financial statements on a non-recurring basis.

—	SFAS No. 141(R), “Business Combinations”

—	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”

—	EITF 07-1, “Accounting for Collaborative Arrangements”

Praxair is currently in the process of evaluating the impacts of these standards on the consolidated financial statements.

2. Share-Based Compensation

The company accounts for share-based compensation under the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). Share-based compensation of $11 million ($8 million after tax) was recognized during the quarters ended March 31, 2008 and 2007. The expense was primarily recorded in selling, general and administrative expenses. There was no share-based compensation cost that was capitalized. For further details regarding Praxair’s share-based compensation arrangements, refer to Note 15 to the consolidated financial statements included on page 58 of Praxair’s 2007 Annual Report.

Stock Options

The weighted-average fair value of options granted during the quarter ended March 31, 2008 was $11.53 ($10.97 in 2007) based on the Black-Scholes Options-Pricing model. The following weighted-average assumptions were used for grants in 2008 and 2007:

	Quarter ended March 31,
	2008	2007
Dividend yield	1.79%	1.95%
Volatility	13.90%	15.32%
Risk-free interest rate	2.95%	4.52%
Expected term in years	5	5

The following table summarizes option activity under the plans as of March 31, 2008 and changes during the period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

Activity	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2008	19,482	$41.85
Granted	3,411	83.89
Exercised	(661)	33.72
Cancelled or expired	(44)	46.39

Outstanding at March 31, 2008	22,188	48.54	6.8	$792

Exercisable at March 31, 2008	14,956	$37.91	5.6	$693

The aggregate intrinsic value represents the difference between the company’s closing stock price of $84.23 as of March 31, 2008 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during the first quarter of 2008 was $33 million ($55 million during the first quarter of 2007).

Cash received from option exercises under all share-based payment arrangements was $22 million for the quarter ended March 31, 2008. The cash tax benefit realized from stock option exercises totaled $7 million for the quarter ended March 31, 2008, of which $5 million in excess tax benefits was classified as financing cash flows.

As of March 31, 2008, $66 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.6 years.

Performance Share and Restricted Stock Awards

During February 2008, the company granted performance-based stock awards to senior level executives with a target payout of 43,870 shares that vest based on the attainment of specified performance targets over a two-year performance period from January 1, 2008 to December 31, 2009. At the end of the performance period, the actual number of shares issued can range from zero to 200 percent of the shares granted. Compensation expense related to these awards is recognized on a straight-line basis over the two-year performance period based on the fair value of the closing market price of the Company’s common stock on the date of grant ($83.89 per share) and the estimated performance that will be achieved. As disclosed in Note 15 to the consolidated financial statements included on page 60 of the 2007 Annual Report, the Company made similar grants in February 2007 and had granted restricted stock to certain key employees that vest after a designated service period ranging from two to ten years.

The following table summarizes non-vested performance-based and restricted stock award activity as of March 31, 2008 and changes during the period then ended (shares based on target amounts, averages are calculated on a weighted basis):

Performance-Based and Restricted Stock Activity	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2008	93	$53.00
Granted	44	$83.89

Non-vested at March 31, 2008	137	$62.92

As of March 31, 2008, based on current estimates of future performance, $9 million of unrecognized compensation cost related to performance-based awards is expected to be recognized through the first quarter of 2010 and less than $1 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized on a straight-line basis through 2011.

3. Inventories

The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	March 31, 2008	December 31, 2007
Raw materials and supplies	$153	$129
Work in process	61	61
Finished goods	269	284

	$483	$474

4. Debt

The following is a summary of Praxair’s outstanding debt at March 31, 2008 and December 31, 2007:

(Millions of dollars)	March 31, 2008	December 31, 2007
SHORT-TERM
Commercial paper and U.S. bank borrowings	$398	$214
European borrowings	16	19
Canadian borrowings	297	325
South American borrowings	13	37
Asian borrowings	211	182
Other international borrowings	17	11

Total short-term debt	952	788

LONG-TERM
U.S. borrowings
Commercial Paper (c)	—	100
6.50% Notes due 2008 (c, d)	—	250
2.75% Notes due 2008 (a, c)	300	300
6.375% Notes due 2012 (a, b)	518	519
3.95% Notes due 2013 (a)	350	349
5.25% Notes due 2014 (a)	399	399
4.625% Notes due 2015 (a, e)	499	—
5.375% Notes due 2016 (a)	400	399
5.20% Notes due 2017 (a)	325	325
Other	9	3

European borrowings	710	656
South American borrowings	77	80
Asian borrowings	21	10
Other international borrowings	6	6
Obligations under capital lease	8	8

	3,622	3,404
Less: current portion of long-term debt	(40)	(40)

Total long-term debt	3,582	3,364

Total debt	$4,574	$4,192

(a)	Amounts are net of unamortized discounts.
(b)	March 31, 2008 and December 31, 2007 include a $19 million and $20 million fair value increase, respectively, related to SFAS 133 hedge accounting. See Note 12 on page 57 of the 2007 Annual Report.
(c)	Classified as long-term because of the company’s intent to refinance this debt on a long-term basis and the availability of such financing under the terms of existing agreements.
(d)	On March 3, 2008, Praxair repaid $250 million of 6.50% notes that were due.
(e)	On March 7, 2008, Praxair issued $500 million of 4.625% notes due 2015. The proceeds were used to refinance existing debt, fund share repurchases and for general corporate purposes.

5. Financial Instruments

The following table is a summary of the notional amount of currency derivatives outstanding at March 31, 2008 and December 31, 2007 (all maturities within one year):

(Millions of dollars)	March 31, 2008	December 31, 2007
CURRENCY CONTRACTS
Balance sheet items	$551	$606
Anticipated net income	205	170

	$756	$776

Praxair enters into currency exchange forward contracts and options to manage its exposure to fluctuations in foreign currency exchange rates. Hedges of balance-sheet items are related to recorded balance-sheet exposures, including intercompany transactions. The net income hedges outstanding at March 31, 2008 and December 31, 2007 related to anticipated net income in Brazil, Europe and Canada. Other income (expense) – net includes a loss of $3 million for the quarter ended March 31, 2008 related to net income hedges (no impact for the quarter ended March 31, 2007).

At March 31, 2008, the fair value of all derivative instruments has been recorded in the condensed consolidated balance sheet as $7 million in current assets and $6 million in current liabilities ($4 million in current assets and $13 million in current liabilities at December 31, 2007).

6. Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended March 31,
	2008	2007
NUMERATOR (MILLIONS OF DOLLARS)
Net income used in basic and diluted EPS	$307	$265
DENOMINATOR (THOUSANDS OF SHARES)
Weighted average shares outstanding	313,114	319,742
Shares earned and issuable under compensation plans	822	1,021

Weighted average shares used in basic earnings per share	313,936	320,763

Effect of dilutive securities
Performance-based stock awards	152	40
Employee stock options	6,321	5,984

Weighted average shares used in diluted earnings per share	320,409	326,787

BASIC EARNINGS PER COMMON SHARE	$0.98	$0.83
DILUTED EARNINGS PER COMMON SHARE	$0.96	$0.81

There were 3,411,280 stock options for shares excluded in the computation of diluted earnings per share for the quarter ended March 31, 2008 because the exercise prices were greater than the average market price of the common stock. There were 22,300 stock options excluded in the computation for the quarter ended March 31, 2007.

7. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the quarter ended March 31, 2008 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2007	$1,260	$225	$364	$33	$85	$1,967
Acquisitions (Note 12)	25	2	—	—	—	27
Purchase adjustments & other (a)	13	—	(5)	—	5	13
Foreign currency translation	(3)	3	30	(1)	4	33

Balance, March 31, 2008	$1,295	$230	$389	$32	$94	$2,040

(a)	Purchase adjustments in North America relate primarily to the final purchase accounting for the acquisition of an industrial gas business in Mexico in the first quarter 2007.

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires the company to perform an assessment at least annually as to whether there is an indication that the carrying value of goodwill is impaired at the reporting unit level. The annual impairment test is performed during the second quarter of each year.

Changes in the carrying amounts of other intangibles for the quarter ended March 31, 2008 were as follows:

	Customer & License/Use Agreements	Non- compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2007	$147	$33	$18	$198
Acquisitions (Note 12)	3	1	—	4
Foreign currency translation	3	—	—	3
Other	5	—	(2)	3

Balance, March 31, 2008	$158	$34	$16	$208

Less: Accumulated amortization
Balance, December 31, 2007	$(36)	$(19)	$(9)	$(64)
Amortization expense	(3)	(1)	—	(4)
Foreign currency translation	(3)	—	—	(3)
Other	2	—	1	3

Balance, March 31, 2008	$(40)	$(20)	$(8)	$(68)

Net balance at March 31, 2008	$118	$14	$8	$140

There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 11 years. Total estimated annual amortization expense is $17 million for the remainder of 2008; $18 million, $16 million, $14 million and $12 million for the years ended December 31, 2009, 2010, 2011 and 2012, respectively; and $63 million thereafter.

8. Pension and OPEB

The components of net pension and postretirement benefits other than pensions (OPEB) costs for the quarters ended March 31, 2008 and 2007 are shown below:

	Quarter Ended March 31,
	Pensions		OPEB
(Millions of dollars)	2008	2007	2008	2007
Service cost	$11	$11	$1	$1
Interest cost	29	27	4	4
Expected return on plan assets	(34)	(31)	—	—
Net amortization and deferral	5	6	—	—

Net periodic benefit cost before pension settlement charge	11	13	5	5
Pension settlement charge	17	—	—	—

Net periodic benefit cost	$28	$13	$5	$5

Praxair estimates that 2008 contributions to its pension plans will be approximately $20 million including required contributions. Contributions of $11 million have been made through March 31, 2008.

A pension settlement charge of $17 million ($11 million after-tax or $0.03 per diluted share) was recorded in the 2008 first quarter for net unrecognized actuarial losses related to lump sum benefit payments made from the U.S. supplemental pension plan to a number of recently retired senior managers, including Praxair’s former chairman and chief executive officer.

9. Commitments and Contingencies

Praxair is subject to various lawsuits and government investigations that arise from time to time in the ordinary course of business. These actions are based upon alleged environmental, tax, antitrust and personal injury claims, among others. Praxair has strong defenses in these cases and intends to defend itself vigorously. It is possible that the company may incur losses in connection with some of these actions in excess of accrued liabilities. Management does not anticipate that in the aggregate such losses would have a material adverse effect on the company’s consolidated financial position or liquidity; however, it is possible that the final outcomes could have a significant impact on the company’s reported results of operations in any given period (see Note 17 on page 65 of the 2007 Annual Report).

Among such matters are:

•

Claims brought by welders alleging that exposure to manganese contained in welding fumes caused neurological injury. Praxair has never manufactured welding consumables. Such products were manufactured prior to 1985 by a predecessor company of Praxair. As of March 31, 2008, Praxair was a co-defendant with many other companies in 427 lawsuits alleging personal injury caused by manganese contained in welding fumes. There were a total of 2,246 individual claimants in these cases. The cases were pending in several state and federal courts. The federal cases have been transferred to the U.S. District Court for the Northern District of Ohio for coordinated pretrial proceedings. The plaintiffs seek unspecified compensatory and, in most instances, punitive damages. In the past, Praxair has either been dismissed from the cases with no payment or has settled a few cases for nominal amounts. There are seven proposed class actions seeking medical monitoring on behalf of welders. None of the class actions have been certified; the judge overseeing the federal cases has denied a motion for a medical monitoring class action. No reserves have been recorded for these cases as management does not believe that a loss from them is probable or reasonably estimable.

•

An investigation by Spanish prosecutors relating to income tax credits generated by certain of the Company’s Spanish subsidiaries prior to 2002 totaling approximately $189 million. These tax positions relate to statutory interpretation matters and are under criminal investigation, although some have previously been the subject of civil tax proceedings. In accordance with the requirements of FIN 48, Praxair had previously recorded a full liability, including interest, for these tax positions and management does not believe penalties are likely or reasonably estimable at this time. The Company believes it has strong defenses and is vigorously defending against the proceeding.

•

Claims brought by the Brazilian taxing authorities against several of the Company’s Brazilian subsidiaries primarily relating to various social taxes. Such cases originated from 1988 to 1999 which was a period of hyperinflation in Brazil. During this period, the Company, along with other taxpayers, challenged the legality of various Brazilian tax law changes that were designed to increase tax revenues by various means, including modifying the basis upon which a tax was levied, increasing the tax rates, and shortening payment due dates. These cases are primarily associated with disagreements on the amount of taxes assessed and the appropriate index to use to inflation-adjust amounts that were over or under paid during this period. The total estimated potential liability for such claims, including interest, is approximately $266 million. Praxair has recorded liabilities totaling $216 million related to such claims based on management judgments, after considering judgments and opinions of outside counsel.

10. Fair Value Disclosures

Effective January 1, 2008, Praxair adopted SFAS No. 157, which establishes a fair value hierarchy for disclosure of fair value measurements as follows:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2008, as required by SFAS No. 157:

	Fair Value Measurements Using
(Millions of dollars)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	—	$7	—	$7
Investments	$13	—	—	$13

Total assets at fair value	$13	$7	—	$20
Liabilities
Derivative liabilities	—	$6	—	$6

Derivative assets and liabilities relate to the currency exchange forward contracts and options summarized in Note 5 and are traded in the over-the-counter market. Fair values are based on market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third-party pricing services, brokers and market transactions.

Investments are marketable securities traded on an exchange.

11. Segments

Sales and operating profit by segment for the quarters ended March 31, 2008 and 2007 are shown below. For a description of Praxair’s operating segments, refer to Note 18 to the consolidated financial statements included on page 67 of Praxair’s 2007 Annual Report.

	Quarter Ended March 31,
(Millions of dollars)	2008	2007
SALES(a)
North America	$1,454	$1,205
Europe(b)	390	330
South America	466	348
Asia	211	167
Surface Technologies	142	125

	$2,663	$2,175

OPERATING PROFIT
North America	$262	$217
Europe(b)	87	72
South America	89	66
Asia	37	27
Surface Technologies	24	21

Segment operating profit	499	403
Pension settlement charge (Note 8)	(17)	—

Total operating profit	$482	$403

(a)	Intersegment sales, primarily from North America to other segments, were not significant for the quarters ended March 31, 2008 and 2007.
(b)

On April 1, 2008, Praxair completed the sale of its majority interest in Maxima Air Separation Center Ltd. with operations in Israel, which contributed full year 2007 sales of approximately $27 million.

12. Acquisitions

During the first quarter of 2008, Praxair acquired Kirk Welding Supply, Inc., an independent packaged gas distributor with operations in Kansas and Missouri and completed smaller acquisitions in South America and North America. The aggregate purchase price for the acquisitions was $40 million and resulted in the recognition of $27 million of goodwill.

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

13. Subsequent Events

On April 1, 2008, Praxair completed the previously announced sale of its majority interest in Maxima Air Separation Center Ltd. with operations in Israel which will not have a material impact on the consolidated financial statements in 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results

The following table provides summary data for the quarters ended March 31, 2008 and 2007:

	Quarter Ended March 31,
(Dollar amounts in millions)	2008	2007	Variance
Sales	$2,663	$2,175	+22%
Gross margin(a)	$1,068	$893	+20%
As a percent of sales	40.1%	41.1%
Selling, general and administrative	$335	$286	+17%
As a percent of sales	12.6%	13.1%
Depreciation and amortization	$210	$182	+15%
Other income (expenses) – net	$(17)	$2
Operating profit	$482	$403	+20%
Interest expense – net	$47	$38	+24%
Effective tax rate	28.0%	26.0%
Net income	$307	$265	+16%

(a)	Gross margin excludes depreciation and amortization expense.

Quarter ended March 31, 2008 vs. 2007
% Change
Sales
Volume	6%
Price	5%
Acquisitions/divestitures	3%
Currency	7%
Natural gas	1%

Total sales change	22%

Sales increased $488 million, or 22%, in the first quarter versus 2007. Sales grew in all geographies driven by new business, plant start-ups and continued strong pricing trends. Volume growth of 6% reflects strong sales to the manufacturing, energy and electronics end-markets. Price increases of 5% were realized in all geographies due to pricing actions and the pass-through of higher power costs and surcharges. The favorable impact of currency, primarily in South America, Europe and Canada increased sales by 7%. Acquisitions and divestitures contributed 3% to sales. The contractual pass through of higher natural gas costs to on-site hydrogen customers increased sales by $20 million, or 1%, with a minimal impact on operating profit.

Gross margin in 2008 improved $175 million, or 20%, for the first quarter versus 2007. The decrease in first quarter gross margin percentage, to 40.1%, was due primarily to hydrogen sales growth to our Gulf Coast customers and natural gas cost pass-throughs.

Selling, general and administrative expenses for the first quarter were $335 million, or 12.6% of sales, versus $286 million, or 13.1% of sales, for the respective 2007 period. The decrease in selling, general and administrative as a percentage of sales was due to continued benefits from productivity initiatives.

Depreciation and amortization expense increased $28 million, or 15%, for the quarter ended March 31, 2008 versus 2007. The increase was principally due to new plant start-ups and currency effects.

Other income (expenses) – net for the 2008 first quarter was a $17-million expense compared to a $2-million benefit in the first quarter of 2007. The 2008 first quarter includes a pension settlement charge of $17 million (see Note 8 to the condensed consolidated financial statements).

Operating profit increased $79 million, or 20%, for the first quarter versus 2007. Excluding the $17 million pension settlement charge, operating profit increased $96 million, or 24%. This increase was driven by higher pricing, increased sales volumes, and the continued impact of focused productivity initiatives.

Interest expense – net increased $9 million, or 24% for the first quarter versus 2007 due to higher debt levels during the 2008 quarter.

The effective tax rate was 28% for the first quarter versus 26% in 2007. This increase is primarily due to earnings growth.

Net income increased $42 million, or 16%, for the first quarter versus 2007. 2008 included the pension settlement charge of $17 million, $11 million after tax. Excluding the impact of this charge, net income increased $53 million, or 20%. Operating profit growth was the primary driver of the net income growth partially offset by increased interest expense due to higher debt levels in 2008 and the increase in the effective tax rate from 26% in 2007 to 28% in 2008.

The number of employees at March 31, 2008 was 27,948, reflecting a decrease of 44 employees from December 31, 2007.

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows:

	Quarter Ended March 31,
(Dollar amounts in millions)	2008	2007	Variance
SALES
North America	$1,454	$1,205	+21%
Europe	390	330	+18%
South America	466	348	+34%
Asia	211	167	+26%
Surface Technologies	142	125	+14%

	$2,663	$2,175	+22%

OPERATING PROFIT
North America	$262	$217	+21%
Europe	87	72	+21%
South America	89	66	+35%
Asia	37	27	+37%
Surface Technologies	24	21	+14%

Segment operating profit	499	403	+24%
Pension settlement charge (a)	(17)	—

Total operating profit	$482	$403

(a)	See Note 8 to the condensed consolidated financial statements.

North America

Quarter ended March 31, 2008 vs. 2007
% Change
Sales
Volume	5%
Price	5%
Acquisitions/divestitures	6%
Currency	3%
Natural gas	2%

Total sales change	21%

Sales increased $249 million, or 21%, for the first quarter versus 2007. Volume grew 5% from higher on-site, merchant liquid and packaged gases volumes to the energy and general manufacturing end-markets. Higher pricing increased sales by 5% due to pricing actions to recover higher costs. Acquisitions contributed 6% to sales growth in the first quarter 2008 due to the acquisitions of an industrial gas business in Mexico and an independent packaged gas distributor in the U.S. late in the first quarter of 2007. Currency appreciation, primarily in Canada, contributed 3% to sales. The contractual pass through of higher natural gas costs to on-site hydrogen customers increased sales by $20 million, or 2%, with a minimal impact on operating profit.

Operating profit increased $45 million, or 21%, for the first quarter versus 2007. Higher volumes, realized price increases and the continued focus on productivity initiatives were the primary drivers to the strong operating profit growth.

On February 4, 2008, Praxair acquired Kirk Welding Supply, Inc., an independent packaged gas distributor with sales of $28 million in 2007 and operations in Kansas and Missouri.

Europe

Quarter ended March 31, 2008 vs. 2007
% Change
Sales
Volume	2%
Price	3%
Currency	13%

Total sales change	18%

Sales increased $60 million, or 18%, for the first quarter versus 2007. Favorable currency contributed 13% to sales growth. Volume growth of 2% was due to growth in merchant and packaged gas volumes in Spain, Italy and Germany as well as increased sales of electronics consumables. Realized price increases of 3% included the pass through of higher energy and power costs.

Operating profit increased $15 million, or 21%, for the first quarter versus 2007. Operating profit growth was driven by increased sales volumes and higher pricing. Currency appreciation also contributed to operating profit growth.

On April 1, 2008, Praxair completed the previously announced sale of its majority interest in Maxima Air Separation Center Ltd. with operations in Israel which will not have a material impact on the consolidated financial statements in 2008.

South America

Quarter ended March 31, 2008 vs. 2007
% Change
Sales
Volume	9%
Price	6%
Currency	19%

Total sales change	34%

Sales increased $118 million, or 34%, for the first quarter versus 2007. Excluding the impact of currency, sales increased 15% primarily due to strong volumes to the metals and manufacturing end-markets and realized price increases.

Operating profit increased $23 million, or 35%, for the first quarter versus 2007. Higher pricing, increased volumes and the continued impact of cost-reduction programs continued to outpace inflationary pressures, favorably contributing to operating profit growth. Currency appreciation also contributed to operating profit growth.

Asia

Quarter ended March 31, 2008 vs. 2007
% Change
Sales
Volume	16%
Price	4%
Currency	6%

Total sales change	26%

Sales increased $44 million, or 26%, for the first quarter versus 2007. Volume growth of 16% was due to increased sales to the electronics, manufacturing and chemicals markets in China, India and Korea. Realized price increases contributed 4% to sales. Favorable currency contributed 6% to sales growth.

Operating profit increased $10 million, or 37%, for the first quarter versus 2007. Increased sales volumes and productivity initiatives were the primary drivers of operating profit growth.

Surface Technologies

Quarter ended March 31, 2008 vs. 2007
% Change
Sales
Volume/Price	7%
Currency	7%

Total sales change	14%

Sales increased $17 million, or 14%, for the first quarter versus 2007. Underlying growth was due to strong coatings volumes for industrial gas turbines and oilfield drilling parts and realized price increases. Currency appreciation, primarily in Europe, contributed 7% to sales growth.

Operating profit increased $3 million, or 14%, for the first quarter versus 2007. The increase was principally driven by volume growth as well as the favorable benefits of ongoing cost reduction actions and pricing actions to offset increasing raw material costs.

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

To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percent of Q1 2008 Consolidated Sales (a)	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		First Quarter Average		March 31,	December 31,
Currency		2008	2007	2008	2007
European euro	17%	0.68	0.77	0.63	0.69
Brazilian real	15%	1.74	2.11	1.75	1.77
Canadian dollar	9%	0.99	1.17	1.02	0.98
Mexican peso	5%	10.82	11.04	10.70	10.87
Chinese RMB	2%	7.23	7.78	7.01	7.31
Indian rupee	2%	39.52	44.26	40.10	39.44
Korean won	2%	940	938	994	941
Argentinean peso	1%	3.15	3.10	3.17	3.15
Venezuelan bolivar (b)	<1%	2.15	2,150	2.15	2,150

(a)	Certain Surface technologies segment sales are included in European and Brazilian sales.
(b)	The Central Bank of Venezuela issued a financial regulation dividing the Venezuelan bolivar by 1,000 effective January 1, 2008.

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Quarter Ended March 31,
	2008	2007
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income	$307	$265
Depreciation and amortization	210	182
Accounts receivable	(184)	(73)
Inventory	(9)	(16)
Payables and accruals	58	(72)
Pension contributions	(11)	(11)
Other – net	8	23

Net cash provided by operating activities	$379	$298

INVESTING ACTIVITIES
Capital expenditures	$(344)	$(285)
Acquisitions	(40)	(296)
Divestitures and asset sales	16	4

Net cash used for investing activities	(368)	(577)

FINANCING ACTIVITIES
Debt increases (reductions) – net	$329	$540
Issuances of common stock	66	85
Purchases of common stock	(293)	(271)
Cash dividends	(117)	(96)
Excess tax benefit on stock option exercises	5	14
Minority interest transactions and other	1	(3)

Net cash provided by (used for) financing activities	$(9)	$269

Cash Flow from Operations

Cash provided by operations of $379 million for the first quarter increased $81 million versus 2007. The increase was principally a result of higher net income, higher depreciation and amortization and marginal working capital improvement.

Investing

Net cash used for investing of $368 million for the first quarter decreased $209 million versus 2007 levels primarily due to decreased acquisition spending. The 2007 first quarter included the acquisitions of an industrial gas business in Mexico and an independent packaged gas distributor in the U.S. This decrease was partially offset by an increase of $59 million in capital expenditures reflecting continued investment in new on-site supply systems for customers.

Financing

Cash used for financing activities was $9 million in 2008 versus cash provided by financing activities of $269 million in 2007. This decrease was primarily due lower debt issuance due to reduced acquisition spending, partially offset by higher dividends and net common stock repurchases. Cash dividends of $117 million increased $21 million from the year ago period. For the quarter ended March 31, 2008, cash dividends were $0.375 per share compared to $0.30 per share for 2007, an increase of 25%.

At March 31, 2008, Praxair’s total debt outstanding was $4,574 million, an increase of $382 million from December 31, 2007. On March 3, 2008 Praxair repaid $250 million of 6.50% notes due and on March 7, 2008, Praxair issued $500 million of 4.625% notes due 2015. The proceeds were used to refinance existing debt, fund share repurchases and for general corporate purposes.

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

(Dollar amounts in millions)	March 31, 2008	December 31, 2007
TOTAL CAPITAL
Debt	$4,574	$4,192
Minority interests	344	321
Shareholders’ equity	5,209	5,142

	$10,127	$9,655

DEBT-TO-CAPITAL RATIO	45.2%	43.4%

	Quarter Ended March 31,
	2008	2007
AFTER-TAX RETURN ON CAPITAL (ROC)
Reported operating profit	$482	$403
Add: Pension settlement charge*	17	—

Adjusted operating profit	$499	$403

Less: reported taxes	(122)	(95)
Less: tax benefit on pension settlement charge*	(6)	—
Less: tax benefit on interest expense (a)	(13)	(10)
Add: equity income	9	4

Net operating profit after-tax (NOPAT)	$367	$302

Beginning capital	$9,655	$7,943
Ending capital	$10,127	$8,433
Average capital	$9,891	$8,188

ROC %	3.7%	3.7%

ROC % (annualized)	14.8%	14.8%

(a)	Tax benefit on interest expense is based on Praxair’s underlying effective tax rate of 28% for 2008 and 26% for 2007.

	Quarter Ended March 31,
	2008	2007
RETURN ON EQUITY (ROE)
Reported net income	$307	$265
Add: pension settlement charge*	11	—

Adjusted net income	$318	$265

Beginning shareholders’ equity	$5,142	$4,554
Ending shareholders’ equity	$5,209	$4,467
Average shareholders’ equity	$5,176	$4,511

ROE %	6.1%	5.9%

ROE % (annualized)	24.6%	23.5%

*	2008 includes a pension settlement charge of $17 million, $11 million after-tax (see Note 8 to the condensed consolidated financial statements).

New Accounting Standards

Refer to Note 1 of the condensed consolidated financial statements for information regarding new accounting standards.

Fair Value Measurements

Praxair does not expect changes in the aggregate fair value of its financial assets and liabilities to have a material impact on the consolidated financial statements. See Note 10 to the condensed consolidated financial statements.

Outlook

For the second quarter of 2008, diluted earnings per share are expected to be in the range of $1.02 to $1.06.

For the full year of 2008, Praxair expects year-over-year sales growth in the area of 13% to 16%. Diluted earnings per share are expected to be in the range of $4.07 to $4.22, including the impact of a pension settlement charge in the first quarter ($11 million after-tax or $0.03 per diluted share, see Note 8 to the condensed consolidated financial statements). Full-year capital expenditures are expected to be in the area of $1.5 billion supporting a growing backlog of new projects. Praxair expects an effective tax rate of about 28% for 2008.

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

Refer to the “Market Risks and Sensitivity Analyses” discussion on page 43 in the Management’s Discussion and Analysis section of Praxair’s 2007 Annual Report.

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

There have been no material changes to the risk factors disclosed in Item 1a to Part I of Praxair’s 2007 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the three months ended March 31, 2008 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (Thousands)	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Program(2)
January 2008	2,936	$80.72	2,936	$217,671

February 2008	100	79.76	100	209,695

March 2008	603	79.34	603	161,853

First Quarter 2008	3,639	$80.46	3,639	$161,853

(1)

On July 25, 2007, the Company announced that the Company’s Board of Directors approved a new share repurchase program pursuant to which the Company may repurchase up to $1 billion of shares of its common stock from time to time at prices and on terms satisfactory to the Company.

(2)

As of March 31, 2008, the Company had purchased $838 million of its common stock, pursuant to the 2007 program, leaving an additional $162 million remaining authorized for purchase under the 2007 program. The 2007 program does not have any stated expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Praxair, Inc. was held on April 22, 2008.

Eight directors were elected at that meeting, with vote results as follows:

Nominee	Votes for	Votes withheld
Nance K. Dicciani*	266,690,350	5,162,316
Edward G. Galante	266,908,168	4,944,498
Ira D. Hall	267,025,823	4,826,843
Raymond W. LeBoeuf	265,222,240	6,630,426
Larry D. McVay	266,965,517	4,887,149
Wayne T. Smith	264,488,358	7,364,308
H. Mitchell Watson, Jr.	265,157,843	6,694,823
Robert L. Wood	264,662,743	7,189,923

*	Nance K. Dicciani’s term will begin on September 1, 2008.

The other directors whose terms of office expire in 2009 and continued after that meeting are: Stephen F. Angel and Claire W. Gargalli.

Also at that meeting, a proposal to amend Praxair’s restated certificate of incorporation regarding the election of directors by majority vote of the shareholders was properly presented and voted upon. Having received the affirmative vote of the holders of a majority of shares issued and outstanding, the proposal was approved. The vote was 259,410,946 shares voted for, 9,000,854 shares voted against, 3,424,402 shares abstained, and 16,464 shares that were broker non-votes. The shares voted FOR the proposal represented 82.8% of the shares issued and outstanding.

Finally, a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent auditor was properly presented and voted upon. Having received a majority of the votes cast at the meeting, the proposal was approved. The vote was 265,180,308 shares voted for, 3,704,467 shares voted against, 2,967,891 shares abstained, and 0 shares that were broker non-votes. The shares voted FOR the proposal represented 98.6% of the votes cast.

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

PRAXAIR, INC.
(Registrant)

Date: April 23, 2008	By:	/s/ Patrick M. Clark
Patrick M. Clark
Vice President and Controller
(On behalf of the Registrant
and as Chief Accounting Officer)