Form 10-Q
period 2008-06-30
PRAXAIR INC
filed 2008-07-23
CIK 884905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

At June 30, 2008, 314,984,711 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PART I – FINANCIAL INFORMATION

Praxair, Inc. and Subsidiaries

Item 1.	Financial Statements

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions of dollars, except per share data)

(UNAUDITED)

	Quarter Ended June 30,
	2008	2007
SALES	$2,878	$2,332
Cost of sales, exclusive of depreciation and amortization	1,748	1,388
Selling, general and administrative	341	296
Depreciation and amortization	216	189
Research and development	24	24
Other income (expense) – net	(6)	4

OPERATING PROFIT	543	439
Interest expense – net	52	41

INCOME BEFORE INCOME TAXES	491	398
Income taxes	137	103

	354	295
Minority interests	(13)	(9)
Income from equity investments	8	5

NET INCOME	$349	$291

PER SHARE DATA:

Basic earnings per share	$1.11	$0.91

Diluted earnings per share	$1.08	$0.89

Cash dividends per share	$0.375	$0.30

WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	315,312	320,213
Diluted shares outstanding	322,088	326,301

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions of dollars, except per share data)

(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
SALES	$5,541	$4,507
Cost of sales, exclusive of depreciation and amortization	3,343	2,670
Selling, general and administrative	676	582
Depreciation and amortization	426	371
Research and development	48	48
Other income (expense) – net	(23)	6

OPERATING PROFIT	1,025	842
Interest expense – net	99	79

INCOME BEFORE INCOME TAXES	926	763
Income taxes	259	198

	667	565
Minority interests	(28)	(18)
Income from equity investments	17	9

NET INCOME	$656	$556

PER SHARE DATA:

Basic earnings per share	$2.09	$1.73

Diluted earnings per share	$2.04	$1.70

Cash dividends per share	$0.75	$0.60

WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	314,624	320,488
Diluted shares outstanding	321,245	326,447

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Millions of dollars)

(UNAUDITED)

	June 30, 2008	December 31, 2007
ASSETS

Cash and cash equivalents	$27	$17
Accounts receivable – net	1,982	1,723
Inventories	507	474
Prepaid and other current assets	230	194

TOTAL CURRENT ASSETS	2,746	2,408

Property, plant and equipment (less accumulated depreciation of $8,806 at June 30, 2008 and $8,213 at December 31, 2007)	8,459	7,963

Goodwill	2,072	1,967
Other intangible assets – net	144	134
Other long-term assets	1,007	910

TOTAL ASSETS	$14,428	$13,382

LIABILITIES AND EQUITY

Accounts payable	$911	$818
Short-term debt	882	788
Current portion of long-term debt	40	40
Other current liabilities	885	1,004

TOTAL CURRENT LIABILITIES	2,718	2,650

Long-term debt	3,674	3,364
Other long-term obligations	2,048	1,905

TOTAL LIABILITIES	8,440	7,919

Commitments and contingencies (Note 9)

Minority interests	317	321
Shareholders’ equity	5,671	5,142

TOTAL LIABILITIES AND EQUITY	$14,428	$13,382

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of dollars)

(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
OPERATIONS
Net income	$656	$556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	426	371
Deferred income taxes	11	1
Share-based compensation	22	21
Accounts receivable	(269)	(163)
Inventory	(33)	(37)
Prepaid and other current assets	(25)	(17)
Payables and accruals	95	17
Pension contributions	(13)	(14)
Other	(102)	44

Net cash provided by operating activities	768	779

INVESTING
Capital expenditures	(724)	(614)
Acquisitions	(70)	(327)
Divestitures and asset sales	46	21

Net cash used for investing activities	(748)	(920)

FINANCING
Short-term debt borrowings – net	108	84
Long-term debt borrowings	918	417
Long-term debt repayments	(670)	(28)
Issuances of common stock	154	167
Purchases of common stock	(332)	(353)
Cash dividends	(236)	(192)
Excess tax benefit on stock option exercises	44	34
Minority interest transactions and other	—	(4)

Net cash (used for) provided by financing activities	(14)	125

Effect of exchange rate changes on cash and cash equivalents	4	2

Change in cash and cash equivalents	10	(14)
Cash and cash equivalents, beginning-of-period	17	36

Cash and cash equivalents, end-of-period	$27	$22

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Dollar amounts in millions, except share data, shares in thousands)

(UNAUDITED)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)(b)	Treasury Stock		Total
Activity	Shares	Amounts				Shares	Amounts
Balance, January 1, 2008	373,145	$4	$3,074	$5,325	$(672)	57,657	$(2,589)	$5,142
Net income				656				656
Translation adjustments					229			229
Derivative instruments, net of $2 million taxes					(5)			(5)
Funded status – retirement obligations, net of $9 million taxes					14			14

Comprehensive income(a)								894

Dividends on common stock ($0.75 per share)				(236)				(236)

Issuances of common stock:
For the dividend reinvestment and stock purchase plan	42		4					4
For employee savings and incentive plans	3,085		114			(717)	40	154

Purchases of common stock						4,347	(359)	(359)

Tax benefit from stock options			50					50

Share-based compensation			22					22

Balance, June 30, 2008	376,272	$4	$3,264	$5,745	$(434)	61,287	$(2,908)	$5,671

(a)	The components of comprehensive income are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$349	$291	$656	$556
Translation adjustments	140	148	229	208
Derivative Instruments	1	—	(5)	—
Pension/OPEB funded status obligation	7	5	14	7

	$497	$444	$894	$771

(b) The components of accumulated other comprehensive income (loss) are as follows:

	June 30, 2008	December 31, 2007
Accumulated translation adjustments	$(208)	$(437)
Accumulated derivatives	(5)	—
Accumulated pension/OPEB funded status obligation	(221)	(235)

	$(434)	$(672)

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

Refer to Note 1 to the consolidated financial statements included on pages 47 and 48 of Praxair’s 2007 Annual Report for a summary of the following four standards which are all effective for Praxair on January 1, 2009:

—	SFAS No. 157, “Fair Value Measurements” as it relates to non-financial assets and liabilities that are recognized at fair value in the financial statements on a non-recurring basis

—	SFAS No. 141(R), “Business Combinations”

—	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”

—	EITF 07-1, “Accounting for Collaborative Arrangements”

Praxair is currently in the process of evaluating the impacts of these standards on the consolidated financial statements.

2. Share-Based Compensation

The company accounts for share-based compensation under the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). Share-based compensation of $11 million ($8 million after tax) and $10 million ($8 million after tax) was recognized during the quarters ended June 30, 2008 and 2007, respectively. Share-based compensation of $22 million ($16 million after tax) and $21 million ($16 million after tax) was recognized for the six months ended June 30, 2008 and 2007, respectively. The expense was primarily recorded in selling, general and administrative expenses. There was no share-based compensation cost capitalized. For further details regarding Praxair’s share-based compensation arrangements, refer to Note 15 to the consolidated financial statements included on page 58 of Praxair’s 2007 Annual Report.

Stock Options

The weighted-average fair value of options granted during the six months ended June 30, 2008 and June 30, 2007 was $11.53 and $10.97, respectively, based on the Black-Scholes Options-Pricing model. There were no options granted during the quarters ended June 30, 2008 and 2007. The following weighted-average assumptions were used for grants in 2008 and 2007:

	Six Months Ended June 30,
	2008	2007
Dividend yield	1.79%	1.95%
Volatility	13.90%	15.32%
Risk-free interest rate	2.95%	4.52%
Expected term in years	5	5

The following table summarizes option activity under the plans as of June 30, 2008 and changes during the six-month period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

Activity	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value

Outstanding at January 1, 2008	19,482	$41.85
Granted	3,411	83.89
Exercised	(3,089)	34.53
Cancelled or expired	(55)	64.23

Outstanding at June 30, 2008	19,749	50.19	6.7	$870

Exercisable at June 30, 2008	12,575	$38.55	5.5	$700

The aggregate intrinsic value represents the difference between the company’s closing stock price of $94.24 as of June 30, 2008 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during the quarter and six months ended June 30, 2008 was $141 million and $174 million, respectively ($81 million and $136 million for the same time periods in 2007, respectively).

Cash received from option exercises under all share-based payment arrangements for the quarter and six months ended June 30, 2008 was $84 million and $106 million, respectively ($63 million and $104 million for the same time periods in 2007, respectively). The cash tax benefit realized from stock option exercises totaled $43 million and $50 million for the quarter and six months ended June 30, 2008, respectively, of which $44 million in excess tax benefits was classified as financing cash flows ($25 million and $43 million for the same time periods in 2007, respectively).

As of June 30, 2008, $56 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.6 years.

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

The following table summarizes nonvested performance-based and restricted stock award activity as of June 30, 2008 and changes during the period then ended (shares are based on target amounts; averages are calculated on a weighted basis):

Performance-Based and Restricted Stock Activity	Number of Shares (000’s)	Average Grant Date Fair Value
Nonvested at January 1, 2008	93	$53.00
Granted	44	$83.89

Nonvested at June 30, 2008	137	$62.92

As of June 30, 2008, based on current estimates of future performance, $7 million of unrecognized compensation cost related to performance-based awards is expected to be recognized through the first quarter of 2010 and less than $1 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized on a straight-line basis through 2011.

3. Inventories

The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	June 30, 2008	December 31, 2007
Raw materials and supplies	$159	$129
Work in process	63	61
Finished goods	285	284

	$507	$474

4. Debt

The following is a summary of Praxair’s outstanding debt at June 30, 2008 and December 31, 2007:

(Millions of dollars)	June 30, 2008	December 31, 2007
SHORT-TERM
Commercial paper and US bank borrowings	$371	$214
European borrowings	10	19
Canadian borrowings	277	325
South American borrowings	9	37
Asian borrowings	204	182
Other international borrowings	11	11

Total short-term debt	882	788

LONG-TERM
U.S. borrowings
Commercial Paper (c)	400	100
6.50% Notes due 2008 (c, d)	—	250
2.75% Notes due 2008 (c, d)	—	300
6.375% Notes due 2012 (a, b)	517	519
3.95% Notes due 2013 (a)	350	349
5.25% Notes due 2014 (a)	399	399
4.625% Notes due 2015 (a, e)	499	—
5.375% Notes due 2016 (a)	400	399
5.20% Notes due 2017 (a)	325	325
Other	8	3

European borrowings	704	656
South American borrowings	77	80
Asian borrowings	20	10
Other international borrowings	7	6
Obligations under capital leases	8	8

	3,714	3,404
Less: current portion of long-term debt	(40)	(40)

Total long-term debt	3,674	3,364

Total debt	$4,596	$4,192

(a)	Amounts are net of unamortized discounts.
(b)	June 30, 2008 and December 31, 2007 include an $18 million and $20 million fair value increase, respectively, related to SFAS 133 hedge accounting. See Note 12 on page 57 of the 2007 Annual Report.
(c)	Classified as long-term because of the company’s intent to refinance this debt on a long-term basis and the availability of such financing under the terms of existing agreements.
(d)	On March 3, 2008 and June 16, 2008, Praxair repaid $250 million of 6.50% notes and $300 million of 2.75% notes that were due, respectively.
(e)	On March 7, 2008, Praxair issued $500 million of 4.625% notes due 2015. The proceeds were used to refinance existing debt, fund share repurchases and for general corporate purposes.

5. Financial Instruments

The following table is a summary of the notional amount of currency derivatives outstanding at June 30, 2008 and December 31, 2007 (all maturities within one year):

(Millions of dollars)	June 30, 2008	December 31, 2007
CURRENCY CONTRACTS
Balance sheet items	$589	$606
Anticipated net income	185	170

	$774	$776

Praxair enters into currency exchange forward contracts and options to manage its exposure to fluctuations in foreign currency exchange rates. Hedges of balance-sheet items are related to recorded balance-sheet exposures, including intercompany transactions. The net income hedges outstanding at June 30, 2008 and December 31, 2007 are related to anticipated net income in Brazil, Europe and Canada. Other income (expense) – net includes a $4 million loss for the quarter and a $7 million loss for the six months ended June 30, 2008 related to net income hedges (and a $1 million loss for the quarter and six months ended June 30, 2007).

At June 30, 2008, the fair value of all derivative instruments has been recorded in the condensed consolidated balance sheet as $8 million in current assets and $4 million in current liabilities ($4 million in current assets and $13 million in current liabilities at December 31, 2007).

6. Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
NUMERATOR (MILLIONS OF DOLLARS)
Net income used in basic and diluted EPS	$349	$291	$656	$556
DENOMINATOR (THOUSANDS OF SHARES)
Weighted average shares outstanding	314,504	319,215	313,809	319,478
Shares earned and issuable under compensation plans	808	998	815	1,010

Weighted average shares used in basic earnings per share	315,312	320,213	314,624	320,488

Effect of dilutive securities
Performance-based stock awards	200	106	177	73
Employee stock options	6,576	5,982	6,444	5,886

Weighted average shares used in diluted earnings per share	322,088	326,301	321,245	326,447

BASIC EARNINGS PER COMMON SHARE	$1.11	$0.91	$2.09	$1.73
DILUTED EARNINGS PER COMMON SHARE	$1.08	$0.89	$2.04	$1.70

No stock options were excluded in the computation for the quarter and six months ended June 30, 2008 and June 30, 2007.

7. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2008 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2007	$1,260	$225	$364	$33	$85	$1,967
Acquisitions (Note 12)	35	—	—	—	—	35
Purchase adjustments & other (a)	11	—	(6)	—	5	10
Foreign currency translation	3	28	26	(1)	4	60

Balance, June 30, 2008	$1,309	$253	$384	$32	$94	$2,072

(a)	Purchase adjustments in North America relate primarily to the final purchase accounting for the acquisition of an industrial gas business in Mexico.

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires the company to perform an assessment at least annually as to whether there is an indication that the carrying value of goodwill is impaired at the reporting unit level. The annual impairment tests for 2008 and 2007 were performed during the second quarter of each year and no impairments were indicated.

Changes in the carrying amount of other intangibles for the six months ended June 30, 2008 were as follows:

	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2007	$147	$33	$18	$198
Acquisitions (Note 12)	9	3	—	12
Foreign currency translation	6	—	—	6
Other	3	—	(2)	1

Balance, June 30, 2008	$165	$36	$16	$217

Less: Accumulated amortization
Balance, December 31, 2007	$(36)	$(19)	$(9)	$(64)
Amortization expense	(7)	(3)	(1)	(11)
Foreign currency translation	(4)	—	—	(4)
Other	4	—	2	6

Balance, June 30, 2008	$(43)	$(22)	$(8)	$(73)

Net balance at June 30, 2008	$122	$14	$8	$144

There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 10 years. Total estimated annual amortization expense is $11 million for the remainder of 2008; $20 million, $18 million, $16 million and $15 million for the years ended December 31, 2009, 2010, 2011 and 2012, respectively; and $64 million thereafter.

8. Pension and OPEB

The components of net pension and postretirement benefits other than pensions (OPEB) costs for the quarters and six-month periods ended June 30, 2008 and 2007 are shown below:

(Millions of dollars)	Quarter Ended June 30,				Six Months Ended June 30,
	Pensions		OPEB		Pensions		OPEB
	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$11	$11	$1	$1	$22	$22	$2	$2
Interest cost	30	27	4	4	59	54	8	8
Expected return on plan assets	(34)	(32)	—	—	(68)	(63)	—	—
Net amortization and deferral	5	7	—	—	10	13	—	—

Net periodic benefit cost before pension settlement charge	12	13	5	5	23	26	10	10
Pension settlement charge	—	—	—	—	17	—	—	—

Net periodic benefit cost	$12	$13	$5	$5	$40	$26	$10	$10

Praxair estimates that 2008 contributions to its pension plans will be approximately $20 million including required contributions. Contributions of $13 million have been made through June 30, 2008.

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

Among such matters are:

•

Claims brought by welders alleging that exposure to manganese contained in welding fumes caused neurological injury. Praxair has never manufactured welding consumables. Such products were manufactured prior to 1985 by a predecessor company of Praxair. As of June 30, 2008, Praxair was a co-defendant with many other companies in 428 lawsuits alleging personal injury caused by manganese contained in welding fumes. There were a total of 2,210 individual claimants in these cases. The cases were pending in several state and federal courts. The federal cases have been transferred to the U.S. District Court for the Northern District of Ohio for coordinated pretrial proceedings. The plaintiffs seek unspecified compensatory and, in most instances, punitive damages. In the past, Praxair has either been dismissed from the cases with no payment or has settled a few cases for nominal amounts. There are seven proposed class actions seeking medical monitoring on behalf of welders. None of the class actions have been certified; the judge overseeing the federal cases has denied a motion for a medical monitoring class action. No reserves have been recorded for these cases as management does not believe that a loss from them is probable or reasonably estimable.

•

An investigation by Spanish prosecutors relating to income tax credits generated by certain of the company’s Spanish subsidiaries prior to 2002 totaling approximately $187 million. These tax positions relate to statutory interpretation matters and are under criminal investigation, although some have previously been the subject of civil tax proceedings. In accordance with the requirements of FIN 48, Praxair had previously recorded a full liability, including interest, for these tax positions and management does not believe penalties are likely or reasonably estimable at this time. The company believes it has strong defenses and is vigorously defending against the proceeding.

•

Claims brought by the Brazilian taxing authorities against several of the company’s Brazilian subsidiaries primarily relating to various social taxes. Such cases originated from 1988 to 1999 which was a period of hyperinflation in Brazil. During this period, the company, along with other taxpayers, challenged the legality of various Brazilian tax law changes that were designed to increase tax revenues by various means, including modifying the basis upon which a tax was levied, increasing the tax rates, and shortening payment due dates. These cases are primarily associated with disagreements on the amount of taxes assessed and the appropriate index to use to inflation-adjust amounts that were over or under paid during this period. The total estimated potential liability for such claims, including interest, is approximately $333 million. Praxair has recorded liabilities totaling $249 million related to such claims based on management judgments, after considering judgments and opinions of outside counsel.

10. Fair Value Disclosures

Effective January 1, 2008, Praxair adopted SFAS No. 157, which establishes a fair value hierarchy for disclosure of fair value measurements as follows:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2008, as required by SFAS No. 157:

	Fair Value Measurements Using			Total
(Millions of dollars)	Level 1	Level 2	Level 3
Assets
Derivative assets	—	$8	—	$8
Investments	$12	—	—	$12

Total assets at fair value	$12	$8	—	$20
Liabilities
Derivative liabilities	—	$4	—	$4

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

11. Segments

Sales and operating profit by segment for the quarters and six-month periods ended June 30, 2008 and 2007 are shown below. For a description of Praxair’s operating segments, refer to Note 18 to the consolidated financial statements included on page 67 of Praxair’s 2007 Annual Report.

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollar amounts in millions)	2008	2007	2008	2007
SALES(a)
North America	$1,573	$1,293	$3,027	$2,498
Europe(b)	406	336	796	666
South America	514	393	980	741
Asia	232	179	443	346
Surface Technologies	153	131	295	256

	$2,878	$2,332	$5,541	$4,507

OPERATING PROFIT
North America	$275	$231	$537	$448
Europe(b)	99	79	186	151
South America	102	76	191	142
Asia	40	30	77	57
Surface Technologies	27	23	51	44

Segment operating profit	543	439	1,042	842
Pension settlement charge (Note 8)	—	—	(17)	—

Total operating profit	$543	$439	$1,025	$842

(a)	Intersegment sales, primarily from North America to other segments, were not significant for the quarters and six-month periods ended June 30, 2008 and 2007.
(b)

On April 1, 2008, Praxair completed the sale of its majority interest in Maxima Air Separation Center Ltd. with operations in Israel, which contributed full year 2007 sales of approximately $27 million.

12. Acquisitions

During the six months ended June 30, 2008, Praxair acquired Kirk Welding Supply, Inc., an independent packaged gas distributor with operations in Kansas and Missouri and completed several small acquisitions in North America and South America. The aggregate purchase price for acquisitions was $70 million and resulted in the recognition of $35 million of goodwill.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results

The following table provides summary data for the quarters and six-month periods ended June 30, 2008 and 2007:

	Quarter Ended June 30,			Six Months Ended June 30,
(Dollar amounts in millions)	2008	2007	Variance	2008	2007	Variance
Sales	$2,878	$2,332	+23%	$5,541	$4,507	+23%
Gross margin(a)	$1,130	$944	+20%	$2,198	$1,837	+20%
As a percent of sales	39.3%	40.5%		39.7%	40.8%
Selling, general and administrative	$341	$296	+15%	$676	$582	+16%
As a percent of sales	11.8%	12.7%		12.2%	12.9%
Depreciation and amortization	$216	$189	+14%	$426	$371	+15%
Other income (expenses) – net	$(6)	$4		$(23)	$6
Operating profit	$543	$439	+24%	$1,025	$842	+22%
Interest expense – net	$52	$41	+27%	$99	$79	+25%
Effective tax rate	28%	26%		28%	26%
Net income	$349	$291	+20%	$656	$556	+18%

(a)	Gross margin excludes depreciation and amortization expense.

	Quarter ended June 30, 2008 vs. 2007	Six months ended June 30, 2008 vs. 2007
	% Change	% Change
Sales
Volume	6%	6%
Price	6%	5%
Acquisitions/divestitures	2%	3%
Currency	7%	7%
Natural gas	2%	2%

Total sales change	23%	23%

Sales increased $546 million, or 23%, for the second quarter and $1,034 million, or 23%, for the six months ended June 30, 2008 versus the respective 2007 periods. Sales grew in all geographies driven by new business, plant start-ups and continued strong pricing trends. Volume growth of 6% for the quarter and year-to-date periods reflects strong sales to the manufacturing, energy and metals end-markets. Higher pricing contributed 6% and 5% to sales growth for the quarter and year-to-date periods, respectively, due to continued pricing actions and the pass-through of higher power costs and surcharges. The favorable impact of currency, primarily in Brazil, Europe and Canada, increased sales by 7% for the quarter and year-to-date periods. The net effect of acquisitions and divestitures contributed 2% to sales in the quarter and 3% to sales year-to-date. The contractual pass through of higher natural gas costs to on-site hydrogen customers increased sales by $56 million, or 2% for the quarter and $76 million, or 2% for the year-to-date period, with a minimal impact on operating profit.

Gross margin in 2008 increased to $186 million, or 20%, for the second quarter and $361 million, or 20%, for the six months ended June 30, 2008 versus the respective 2007 periods. The decrease in the gross margin percentage for the quarter and year-to-date periods to 39.3% and 39.7%, respectively, was due primarily to the contractual pass through of higher natural gas and power costs to customers.

Selling, general and administrative (SG&A) expenses for the second quarter were $341 million, or 11.8% of sales, versus $296 million, or 12.7% of sales, for the respective 2007 period. SG&A expenses for the six-month period were $676 million, or 12.2% of sales, versus $582 million, or 12.9% of sales, for the respective 2007 period. The decrease in SG&A as a percentage of sales was due to continued benefits from productivity initiatives.

Depreciation and amortization expense increased $27 million, or 14%, for the second quarter and $55 million, or 15%, for the six months ended June 30, 2008 versus the respective 2007 periods. The increase was principally due to new plant start-ups and currency effects.

Other income (expenses) – net was a $6-million expense and $23-million expense for the quarter and six months ended June 30, 2008, respectively. The six months ended June 30, 2008 includes a pension settlement charge of $17 million (see Note 8 to the condensed consolidated financial statements).

Operating profit increased $104 million, or 24%, for the second quarter and $183 million, or 22%, for the six months ended June 30, 2008 versus the respective 2007 periods. Excluding the $17 million pension settlement charge in the six month period, operating profit increased $200 million, or 24%. This increase was principally driven by higher pricing, increased sales volumes and the continued impact of focused productivity initiatives.

Interest expense – net increased $11 million, or 27%, for the second quarter and $20 million, or 25%, for six-months ended June 30, 2008 versus the respective periods in 2007 due to higher debt levels during 2008.

The effective tax rate was 28% for the quarter and year-to-date periods in 2008 versus 26% for the quarter and year-to-date periods in 2007. This increase is primarily due to earnings growth.

Net income increased $58 million, or 20%, for the second quarter and $100 million, or 18%, for the six months ended June 30, 2008 versus the respective 2007 periods. The 2008 six month period included the pension settlement charge of $17 million, $11 million after tax. Excluding the impact of this charge in the six month period, net income increased $111 million, or 20%. Operating profit growth was the primary driver of the net income growth partially offset by higher interest expense due to higher debt levels in 2008 and the increase in the effective tax rate from 26% in 2007 to 28% in 2008.

The number of employees at June 30, 2008 was 27,999, an increase of 7 employees from December 31, 2007.

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows:

(Dollar amounts in millions)	Quarter Ended June 30,			Six Months Ended June 30,
	2008	2007	Variance	2008	2007	Variance
SALES
North America	$1,573	$1,293	+22%	$3,027	$2,498	+21%
Europe	406	336	+21%	796	666	+20%
South America	514	393	+31%	980	741	+32%
Asia	232	179	+30%	443	346	+28%
Surface Technologies	153	131	+17%	295	256	+15%

	$2,878	$2,332	+23%	$5,541	$4,507	+23%

OPERATING PROFIT
North America	$275	$231	+19%	$537	$448	+20%
Europe	99	79	+25%	186	151	+23%
South America	102	76	+34%	191	142	+35%
Asia	40	30	+33%	77	57	+35%
Surface Technologies	27	23	+17%	51	44	+16%

Segment operating profit	543	439	+24%	1,042	842	+24%
Pension settlement charge (a)	—	—		(17)	—

Total operating profit	$543	$439		$1,025	$842

(a)	See Note 8 to the condensed consolidated financial statements.

North America

	Quarter ended June 30, 2008 vs. 2007	Six months ended June 30, 2008 vs. 2007
	% Change	% Change
Sales
Volume	6%	5%
Price	6%	5%
Acquisitions/divestitures	4%	5%
Currency	2%	3%
Natural gas	4%	3%

Total sales change	22%	21%

Sales increased $280 million, or 22%, for the second quarter and $529 million, or 21%, for the six months ended June 30, 2008 versus the respective 2007 periods. Volume grew 6% and 5% for the quarter and year-to-date periods primarily due to new business and higher sales to the energy, metals, chemicals and general manufacturing end-markets. Higher pricing contributed 6% and 5% to sales growth for the quarter and year-to-date periods, respectively, due to pricing actions to recover higher power and distribution costs. Acquisitions, primarily of packaged gas distributors in North America, contributed 4% and 5% to sales in the quarter and year-to-date periods, respectively. Currency appreciation, primarily in Canada, contributed 2% and 3% to sales in the quarter and year-to-date periods, respectively. The contractual pass through of higher natural gas costs to on-site hydrogen customers increased sales by $56 million or 4% for the quarter and $76 million or 3% for the year-to-date with minimal impact on operating profit.

Operating profit increased $44 million, or 19%, for the second quarter and $89 million, or 20%, for the six months ended June 30, 2008 versus the respective 2007 periods. Higher volumes, realized price increases and the continued focus on productivity initiatives were the primary drivers to the strong operating profit growth in the quarter and year-to-date periods. Operating profit grew at a slower pace than sales due to higher natural gas and power costs which are contractually passed through to customers.

On February 4, 2008, Praxair acquired Kirk Welding Supply, Inc., an independent packaged gas distributor with sales of $28 million in 2007 and operations in Kansas and Missouri.

Europe

	Quarter ended June 30, 2008 vs. 2007	Six months ended June 30, 2008 vs. 2007
	% Change	% Change
Sales
Volume	2%	3%
Price	5%	4%
Divestitures	(2)%	(1)%
Currency	16%	14%

Total sales change	21%	20%

Sales increased $70 million, or 21%, for the second quarter and $130 million, or 20%, for the six months ended June 30, 2008 versus the respective 2007 periods. Favorable currency contributed 16% and 14% to sales growth in the quarter and year-to-date periods, respectively. Volume growth of 2% and 3% in the quarter and year-to-date periods, respectively, was primarily due to growth in merchant and packaged gas sales in Italy and Germany. Realized price increases of 5% and 4% in the quarter and year-to-date periods, respectively, included the pass through of higher power and distribution costs. The divestiture of the industrial gas business in Israel decreased sales by 2% in the quarter and 1% in the year-to-date period.

Operating profit increased $20 million, or 25%, for the second quarter and $35 million, or 23%, for the six months ended June 30, 2008 versus the respective 2007 periods. Operating profit growth was driven by increased sales volumes and higher pricing. Currency appreciation also contributed to operating profit growth.

On April 1, 2008, Praxair completed the previously announced sale of its majority interest in Maxima Air Separation Center Ltd. with operations in Israel which did not have a material impact on the consolidated financial statements in 2008. Maxima contributed $27 million to sales in 2007.

South America

	Quarter ended June 30, 2008 vs. 2007	Six months ended June 30, 2008 vs. 2007
	% Change	% Change
Sales
Volume	7%	8%
Price	8%	7%
Currency	16%	17%

Total sales change	31%	32%

Sales increased $121 million, or 31%, for the second quarter and $239 million, or 32%, for the six months ended June 30, 2008 versus the respective 2007 periods. Excluding the impact of currency, sales increased 15% for the quarter and year-to-date periods primarily due to strong volumes to the manufacturing, metals and healthcare end-markets and realized price increases.

Operating profit increased $26 million or 34% for the second quarter and $49 million, or 35%, for the six months ended June 30, 2008 versus the respective 2007 periods. Higher pricing, increased volumes and the continued impact of cost-reduction programs continued to outpace cost increases, favorably contributing to operating profit growth. Currency appreciation also contributed to operating profit growth.

Asia

	Quarter ended June 30, 2008 vs. 2007	Six months ended June 30, 2008 vs. 2007
	% Change	% Change
Sales
Volume	15%	16%
Price	12%	8%
Currency	3%	4%

Total sales change	30%	28%

Sales increased $53 million, or 30%, for the second quarter and $97 million, or 28%, for the six months ended June 30, 2008 versus the respective 2007 periods. Volume growth of 15% and 16% for the quarter and year-to-date periods, respectively, was due to new plant start-ups and increased sales to the electronics, manufacturing and metals end-markets. Price increases contributed 12% and 8% to sales for the quarter and year-to-date periods, respectively. Higher pricing for rare and specialty gases due to strong demand and tight supply for certain products contributed to these increases. Favorable currency contributed 3% and 4% to sales growth for the quarter and year-to-date periods, respectively.

Operating profit increased $10 million or 33%, for the second quarter and $20 million, or 35%, for the six months ended June 30, 2008 versus the respective 2007 periods. Increased sales volumes and productivity initiatives were the primary drivers of operating profit growth.

Surface Technologies

	Quarter ended June 30, 2008 vs. 2007	Six months ended June 30, 2008 vs. 2007
	% Change	% Change
Sales
Volume/Price	9%	7%
Currency	8%	8%

Total sales change	17%	15%

Sales increased $22 million, or 17%, for the second quarter and $39 million, or 15%, for the six months ended June 30, 2008 versus the respective 2007 periods. Underlying growth was due to strong coatings volumes for industrial gas turbines and oilfield drilling parts and realized price increases. Currency appreciation, primarily in Europe, contributed 8% to sales growth in the quarter and year-to-date periods.

Operating profit increased $4 million, or 17%, for the second quarter and $7 million, or 16%, for the six months ended June 30, 2008 versus the respective 2007 periods. The increase was principally driven by volume growth as well as the favorable benefits of ongoing cost reduction actions and pricing actions to offset increasing raw material costs.

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

To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

Currency	Percent of YTD 2008 Consolidated Sales (a)	Exchange rate for Income Statement		Exchange rate for Balance Sheet
		Year-To-Date Average		June 30, 2008	December 31, 2007
		2008	2007
European euro	17%	0.66	0.75	0.64	0.69
Brazilian real	16%	1.70	2.04	1.59	1.77
Canadian dollar	8%	1.00	1.14	1.01	0.98
Mexican peso	5%	10.65	10.99	10.30	10.87
Chinese RMB	2%	7.10	7.74	6.86	7.31
Indian rupee	2%	40.23	42.83	42.80	39.44
Korean won	2%	973	935	1,038	941
Argentinean peso	1%	3.14	3.09	3.03	3.15
Venezuelan bolivar (b)	<1%	2.15	2,150	2.15	2,150

(a)	Certain surface technologies segment sales are included in European and Brazilian sales.
(b)	The Central Bank of Venezuela issued a financial regulation dividing the Venezuelan bolivar by 1,000 effective January 1, 2008.

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Six Months Ended June 30,
	2008	2007
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income	$656	$556
Depreciation and amortization	426	371
Accounts receivable	(269)	(163)
Inventory	(33)	(37)
Payables and accruals	95	17
Pension contributions	(13)	(14)
Other – net	(94)	49

Net cash provided by operating activities	$768	$779

INVESTING ACTIVITIES
Capital expenditures	$(724)	$(614)
Acquisitions	(70)	(327)
Divestitures and asset sales	46	21

Net cash used for investing activities	$(748)	$(920)

FINANCING ACTIVITIES
Debt increases (reductions) – net	$356	$473
Issuances of common stock	154	167
Purchases of common stock	(332)	(353)
Cash dividends	(236)	(192)
Excess tax benefit on stock option exercises	44	34
Minority interest transactions and other	—	(4)

Net cash provided by (used for) financing activities	$(14)	$125

Cash Flow from Operations

Cash provided by operations of $768 million for the six months ended June 30, 2008 decreased $11 million versus 2007. Strong net income growth was offset by higher working capital related to sales growth and tax payments.

Investing

Net cash used for investing of $748 million for the six months ended June 30, 2008 decreased $172 million versus 2007 primarily due to decreased acquisition spending. The 2007 six-month period included the acquisitions of an industrial gas business in Mexico and an independent packaged gas distributor in the U.S. This decrease was partially offset by an increase of $110 million in capital expenditures reflecting continued investment in new on-site supply systems for customers.

Financing

Cash used for financing activities was $14 million in 2008 versus cash provided by financing activities of $125 million in 2007. The decrease reflects lower debt issuances due to reduced acquisition spending, partially offset by higher dividends. Cash dividends of $236 million increased $44 million from the year ago period. For the six months ended June 30, 2008, cash dividends were $0.75 per share compared to $0.60 per share for 2007, an increase of 25%.

At June 30, 2008, Praxair’s total debt outstanding was $4,596, an increase of $404 million from December 31, 2007. On March 3, 2008 and on June 16, 2008, Praxair repaid $250 million of 6.50% notes and $300 million of 2.75% notes that were due, respectively. On March 7, 2008, Praxair issued $500 million of 4.625% notes due 2015. The proceeds were used to refinance existing debt, fund share repurchases and for general corporate purposes.

On July 23, 2008, the company announced that the company’s board of directors approved a new $1 billion share repurchase program authorizing the company to repurchase shares from time to time on the open market or through negotiated transactions, subject to market and business conditions. Share repurchases under this program are expected to be completed over the next two years and will be financed by available cash and debt. This program is in addition to the $1 billion share repurchase program in effect since July 2007. As of June 30, 2008 $898 million of share repurchases had been completed under the 2007 program.

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

(Dollar amounts in millions)	June 30, 2008	December 31, 2007
TOTAL CAPITAL
Debt	$4,596	$4,192
Minority interests	317	321
Shareholders’ equity	5,671	5,142

	$10,584	$9,655

DEBT-TO-CAPITAL RATIO	43.4%	43.4%

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
AFTER-TAX RETURN ON CAPITAL (ROC)
Reported operating profit	$543	$439	$1,025	$842
Add: Pension settlement charge*	—	—	17	—

Adjusted operating profit	$543	$439	$1,042	$842

Less: reported taxes	(137)	(103)	(259)	(198)
Less: tax benefit on pension settlement charge*	—	—	(6)	—
Less: tax benefit on interest expense(a)	(15)	(11)	(28)	(21)
Add: equity income	8	5	17	9

Net operating profit after-tax (NOPAT)	$399	$330	$766	$632

Beginning capital	$10,127	$8,433	$9,655	$7,943
Ending capital	$10,584	$8,784	$10,584	$8,784
Average capital	$10,356	$8,609	$10,120	$8,364

ROC %	3.9%	3.8%	7.6%	7.6%

ROC % (annualized)	15.4%	15.3%	15.1%	15.1%

(a)	Tax benefit on interest expense is based on Praxair’s underlying effective tax rates of 28% for 2008 and 26% for 2007.

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
RETURN ON EQUITY (ROE)
Reported net income	$349	$291	$656	$556
Add: pension settlement charge*	—	—	11	—

Adjusted net income	$349	$291	$667	$556

Beginning shareholders’ equity	$5,209	$4,467	$5,142	$4,554
Ending shareholders’ equity	$5,671	$4,850	$5,671	$4,850
Average shareholders’ equity	$5,440	$4,659	$5,407	$4,702

ROE%	6.4%	6.2%	12.3%	11.8%

ROE% (annualized)	25.7%	25.0%	24.7%	23.6%

*	2008 includes a pension settlement charge of $17 million, $11 million after-tax (see Note 8 to the condensed consolidated financial statements).

New Accounting Standards

Refer to Note 1 of the condensed consolidated financial statements for information regarding new accounting standards.

Fair Value Measurements

Praxair does not expect changes in the aggregate fair value of its financial assets and liabilities to have a material impact on the consolidated financials statements. See Note 10 to the condensed consolidated financial statements.

Outlook

For the third quarter of 2008, diluted earnings per share are expected to be in the range of $1.06 to $1.10.

For the full year of 2008, Praxair expects year-over-year sales growth in the area of 16% to 20%. Diluted earnings per share are expected to be in the range of $4.17 to $4.27, including the impact of a pension settlement charge in the first quarter ($11 million after-tax or $0.03 per diluted share, see Note 8 to the condensed consolidated financial statements). Full-year capital expenditures are expected to be in the area of $1.5 billion, supporting a growing backlog of new projects. Praxair expects an effective tax rate of about 28% for 2008.

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

Purchases of Equity Securities – Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended June 30, 2008 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (Thousands)	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Programs(2) (Millions)
April 2008	—	—	—	$162
May 2008	104	$91.12	104	152
June 2008	528	95.99	528	102

Second Quarter 2008	632	$95.19	632	$102

(1)

On July 25, 2007, the company announced that the company’s board of directors approved a share repurchase program pursuant to which the company may repurchase up to $1 billion of shares of its common stock from time to time at prices and on terms satisfactory to the company. On July 23, 2008, the company announced that the company’s board of directors approved the repurchase of an additional $1 billion of its common stock which may take place from time to time on the open market (which may include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions.

(2)

As of June 30, 2008, the company had purchased $898 million of its common stock, pursuant to the 2007 program, leaving an additional $102 million remaining authorized for purchase under the 2007 program. The 2007 and 2008 programs do not have any stated expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Praxair, Inc. was held on April 22, 2008. The results of the matters submitted to a vote of security holders were disclosed in Item 4 of the company’s Form 10-Q for the quarter ended March 31, 2008 and are incorporated herein by reference.

Item 5.	Other Information

On July 22, 2008, the Board of Directors of Praxair, Inc. elected Matthew J. White Vice President and Controller of Praxair, effective August 1, 2008. Mr. White will assume that position from Patrick M. Clark, who will assume other responsibilities at Praxair.

Mr. White, 35, has been the Finance Director of Praxair’s North American Industrial Gases Division since 2004. From 2000 to 2004, he held various financial and accounting positions at Gentek, Inc., a diversified chemical, automotive and telecommunications holding company, including Group Controller of its Performance Products division. In 2004, Mr. White also served as Vice President of Finance at Fisher Scientific, a scientific and laboratory instruments distributor. He is a certified public accountant and a chartered financial analyst.

Item 6.	Exhibits

(a)	Exhibits:

3.01	Restated Certificate of Incorporation of Praxair, Inc. as filed with the Secretary of State of the State of Delaware on May 6, 2008.

12.01	Computation of Ratio of Earnings to Fixed Charges

31.01	Rule 13a-14(a) Certification

31.02	Rule 13a-14(a) Certification

32.01	Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act)

32.02	Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act)

SIGNATURE

Praxair, Inc. and Subsidiaries

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAXAIR, INC.
(Registrant)

Date: July 23, 2008	By:	/s/ Patrick M. Clark
Patrick M. Clark
Vice President and Controller
(On behalf of the Registrant and as Chief Accounting Officer)