Form 10-Q
period 2008-09-30
PRAXAIR INC
filed 2008-10-29
CIK 884905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

At September 30, 2008, 308,397,327 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PART I – FINANCIAL INFORMATION

Praxair, Inc. and Subsidiaries

Item 1.	Financial Statements

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions of dollars, except per share data)

(UNAUDITED)

	Quarter Ended September 30,
	2008	2007
SALES	$2,852	$2,372
Cost of sales, exclusive of depreciation and amortization	1,734	1,394
Selling, general and administrative	341	294
Depreciation and amortization	218	196
Research and development	24	24
Other income (expense) – net	9	(4)

OPERATING PROFIT	544	460
Interest expense – net	50	44

INCOME BEFORE INCOME TAXES	494	416
Income taxes	139	106

	355	310
Minority interests	(11)	(9)
Income from equity investments	11	4

NET INCOME	$355	$305

PER SHARE DATA:

Basic earnings per share	$1.13	$0.96

Diluted earnings per share	$1.11	$0.94

Cash dividends per share	$0.375	$0.30

WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	313,749	318,513
Diluted shares outstanding	319,505	324,920

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions of dollars, except per share data)

(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
SALES	$8,393	$6,879
Cost of sales, exclusive of depreciation and amortization	5,077	4,064
Selling, general and administrative	1,017	876
Depreciation and amortization	644	567
Research and development	72	72
Other income (expense) – net	(14)	2

OPERATING PROFIT	1,569	1,302
Interest expense – net	149	123

INCOME BEFORE INCOME TAXES	1,420	1,179
Income taxes	398	304

	1,022	875
Minority interests	(39)	(27)
Income from equity investments	28	13

NET INCOME	$1,011	$861

PER SHARE DATA:

Basic earnings per share	$3.22	$2.69

Diluted earnings per share	$3.15	$2.64

Cash dividends per share	$1.125	$0.90

WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	314,332	319,830
Diluted shares outstanding	320,719	325,809

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Millions of dollars)

(UNAUDITED)

	September 30, 2008	December 31, 2007
ASSETS

Cash and cash equivalents	$24	$17
Accounts receivable – net	1,832	1,723
Inventories	495	474
Prepaid and other current assets	237	194

TOTAL CURRENT ASSETS	2,588	2,408

Property, plant and equipment (less accumulated depreciation of $8,605 at September 30, 2008 and $8,213 at December 31, 2007)	8,201	7,963

Goodwill	1,995	1,967
Other intangible assets – net	143	134
Other long-term assets	951	910

TOTAL ASSETS	$13,878	$13,382

LIABILITIES AND EQUITY

Accounts payable	$844	$818
Short-term debt	1,265	788
Current portion of long-term debt	37	40
Other current liabilities	947	1,004

TOTAL CURRENT LIABILITIES	3,093	2,650

Long-term debt	3,642	3,364
Other long-term obligations	1,945	1,905

TOTAL LIABILITIES	8,680	7,919

Commitments and contingencies (Note 9)

Minority interests	307	321
Shareholders’ equity	4,891	5,142

TOTAL LIABILITIES AND EQUITY	$13,878	$13,382

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of dollars)

(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
OPERATIONS
Net income	$1,011	$861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	644	567
Deferred income taxes	27	19
Share-based compensation	34	31
Accounts receivable	(109)	(222)
Inventory	(22)	(55)
Prepaid and other current assets	(36)	(16)
Payables and accruals	36	133
Pension contributions	(14)	(16)
Other	(173)	69

Net cash provided by operating activities	1,398	1,371

INVESTING
Capital expenditures	(1,129)	(974)
Acquisitions	(105)	(349)
Divestitures and asset sales	48	33

Net cash used for investing activities	(1,186)	(1,290)

FINANCING
Short-term debt borrowings – net	525	441
Long-term debt borrowings	972	575
Long-term debt repayments	(677)	(296)
Issuances of common stock	176	245
Purchases of common stock	(891)	(816)
Cash dividends	(353)	(287)
Excess tax benefit on stock option exercises	52	54
Minority interest transactions and other	(9)	(12)

Net cash used for financing activities	(205)	(96)

Effect of exchange rate changes on cash and cash equivalents	—	5

Change in cash and cash equivalents	7	(10)
Cash and cash equivalents, beginning-of-period	17	36

Cash and cash equivalents, end-of-period	$24	$26

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Dollar amounts in millions, except share data, shares in thousands)

(UNAUDITED)

					Accumulated Other Comprehensive Income (Loss)(b)
			Additional Paid-In Capital
	Common Stock			Retained Earnings		Treasury Stock
Activity	Shares	Amounts				Shares	Amounts	Total
Balance, January 1, 2008	373,145	$4	$3,074	$5,325	$(672)	57,657	$(2,589)	$5,142
Net income				1,011				1,011
Translation adjustments					(246)			(246)
Derivative instruments, net of $2 million taxes					(6)			(6)
Funded status – retirement obligations, net of $16 million taxes					34			34

Comprehensive income(a)								793

Dividends on common stock ($1.125 per share)				(353)				(353)

Issuances of common stock:
For the dividend reinvestment and stock purchase plan	62		5					5
For employee savings and incentive plans	3,590		133			(875)	50	183

Purchases of common stock						11,618	(972)	(972)

Tax benefit from stock options			59					59

Share-based compensation			34					34

Balance, September 30, 2008	376,797	$4	$3,305	$5,983	$(890)	68,400	$(3,511)	$4,891

(a)	The components of comprehensive income are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$355	$305	$1,011	$861
Translation adjustments	(475)	123	(246)	331
Derivative Instruments	(1)	—	(6)	—
Pension/OPEB funded status obligation	20	11	34	18

	$(101)	$439	$793	$1,210

(b)	The components of accumulated other comprehensive income (loss) are as follows:

	September 30, 2008	December 31, 2007
Accumulated translation adjustments	$(683)	$(437)
Accumulated derivatives	(6)	—
Accumulated pension/OPEB funded status obligation	(201)	(235)

	$(890)	$(672)

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

2. Share-Based Compensation

The company accounts for share-based compensation under the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). Share-based compensation of $12 million ($9 million after tax) and $10 million ($8 million after tax) was recognized during the quarters ended September 30, 2008 and 2007, respectively. Share-based compensation of $34 million ($25 million after tax) and $31 million ($23 million after tax) was recognized for the nine months ended September 30, 2008 and 2007, respectively. The expense was primarily recorded in selling, general and administrative expenses. There was no share-based compensation cost capitalized. For further details regarding Praxair’s share-based compensation arrangements, refer to Note 15 to the consolidated financial statements included on page 58 of Praxair’s 2007 Annual Report.

Stock Options

There were 3,546 and 3,414,686 options granted during the quarter and nine months ended September 30, 2008, respectively. The weighted-average fair value of options granted during the quarter and nine months ended September 30, 2008 was $13.73 and $11.54, respectively, based on the Black-Scholes Options-Pricing model. The weighted-average fair value of options granted during the quarter and nine months ended September 30, 2007 was $13.15 and $10.97, respectively, based on the Black-Scholes Options-Pricing model. The following weighted-average assumptions were used for grants in 2008 and 2007:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Dividend yield	1.74%	1.59%	1.79%	1.95%
Volatility	15.45%	13.65%	13.90%	15.32%
Risk-free interest rate	3.28%	4.31%	2.95%	4.52%
Expected term years	5	5	5	5

The following table summarizes option activity under the plans as of September 30, 2008 and changes during the nine-month period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

Activity	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2008	19,482	$41.85
Granted	3,415	83.89
Exercised	(3,623)	34.57
Cancelled or expired	(106)	63.25

Outstanding at September 30, 2008	19,168	50.60	6.5	$405

Exercisable at September 30, 2008	12,031	$38.74	5.3	$397

The aggregate intrinsic value represents the difference between the company’s closing stock price of $71.74 as of September 30, 2008 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during the quarter and nine months ended September 30, 2008 was $30 million and $204 million, respectively ($75 million and $211 million for the same time periods in 2007, respectively).

Cash received from option exercises under all share-based payment arrangements for the quarter and nine months ended September 30, 2008 was $19 million and $125 million, respectively ($50 million and $154 million for the same time periods in 2007, respectively). The cash tax benefit realized from stock option exercises totaled $9 million and $59 million for the quarter and nine months ended September 30, 2008, respectively, of which $52 million in excess tax benefits was classified as financing cash flows ($24 million and $67 million for the same time periods in 2007, respectively).

As of September 30, 2008, $47 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.5 years.

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

The following table summarizes nonvested performance-based and restricted stock award activity as of September 30, 2008 and changes during the nine-month period then ended (shares are based on target amounts; averages are calculated on a weighted basis):

Performance-Based and Restricted Stock Activity	Number of Shares (000’s)	Average Grant Date Fair Value
Nonvested at January 1, 2008	93	$53.00
Granted	44	83.89

Nonvested at September 30, 2008	137	$62.92

As of September 30, 2008, based on current estimates of future performance, $6 million of unrecognized compensation cost related to performance-based awards is expected to be recognized through 2010 and less than $1 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized on a straight-line basis through 2011.

3. Inventories

The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	September 30, 2008	December 31, 2007
Raw materials and supplies	$152	$129
Work in process	72	61
Finished goods	271	284

	$495	$474

4. Debt

The following is a summary of Praxair’s outstanding debt at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
(Millions of dollars)	2008	2007
SHORT-TERM
Commercial paper and US bank borrowings	$787	$214
European borrowings	22	19
Canadian borrowings	234	325
South American borrowings	24	37
Asian borrowings	181	182
Other international borrowings	17	11

Total short-term debt	1,265	788

LONG-TERM
U.S. borrowings
Commercial Paper(c)	400	100
6.50% Notes due 2008(c, d)	—	250
2.75% Notes due 2008 (c, d)	—	300
6.375% Notes due 2012 (a, b)	515	519
3.95% Notes due 2013 (a)	350	349
5.25% Notes due 2014 (a)	399	399
4.625% Notes due 2015 (a, e)	499	—
5.375% Notes due 2016 (a)	400	399
5.20% Notes due 2017 (a)	325	325
Other	8	3

European borrowings	658	656
South American borrowings	61	80
Asian borrowings	49	10
Other international borrowings	7	6
Obligations under capital leases	8	8

	3,679	3,404
Less: current portion of long-term debt	(37)	(40)

Total long-term debt	3,642	3,364

Total debt	$4,944	$4,192

(a)	Amounts are net of unamortized discounts.
(b)

September 30, 2008 and December 31, 2007 include a $16 million and $20 million fair value increase, respectively, related to SFAS 133 hedge accounting. See Note 12 on page 57 of the 2007 Annual Report.

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

5. Financial Instruments

The following table is a summary of the notional amount of currency derivatives outstanding at September 30, 2008 and December 31, 2007 (all maturities within one year):

	September 30,	December 31,
(Millions of dollars)	2008	2007
CURRENCY CONTRACTS
Balance sheet items	$598	$606
Anticipated net income	180	170

	$778	$776

Praxair enters into currency exchange forward contracts and options to manage its exposure to fluctuations in foreign currency exchange rates. Hedges of balance-sheet items are related to recorded balance-sheet exposures, including intercompany transactions. The net income hedges outstanding at September 30, 2008 and December 31, 2007 are related to anticipated net income in Brazil, Europe and Canada. Other income (expense) – net includes a $16 million gain for the quarter and a $9 million gain for the nine months ended September 30, 2008 related to net income hedges (and a $8 million loss for the quarter and a $9 million loss for the nine months ended September 30, 2007).

At September 30, 2008, the fair value of all derivative instruments has been recorded in the condensed consolidated balance sheet as $38 million in current assets and $8 million in current liabilities ($4 million in current assets and $13 million in current liabilities at December 31, 2007).

Counterparties to currency exchange forward contracts and options are major banking institutions with credit ratings of investment grade or better and no collateral is required. There are no significant risk concentrations. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.

6. Earnings Per Share

Basic earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
NUMERATOR (MILLIONS OF DOLLARS)
Net income used in basic and diluted EPS	$355	$305	$1,011	$861
DENOMINATOR (THOUSANDS OF SHARES)
Weighted average shares outstanding	313,030	317,513	313,549	318,823
Shares earned and issuable under compensation plans	719	1,000	783	1,007

Weighted average shares used in basic earnings per share	313,749	318,513	314,332	319,830
Effect of dilutive securities
Performance-based stock awards	212	106	195	73
Employee stock options	5,544	6,301	6,192	5,906

Weighted average shares used in diluted earnings per share	319,505	324,920	320,719	325,809

BASIC EARNINGS PER COMMON SHARE	$1.13	$0.96	$3.22	$2.69
DILUTED EARNINGS PER COMMON SHARE	$1.11	$0.94	$3.15	$2.64

For the quarter and nine months ended September 30, 2008, stock options for 2,000 shares were antidilutive and therefore excluded in the computation of diluted earnings per share. No stock options and stock options for 5,000 shares for the quarter and nine months ended September 30, 2007, respectively, were excluded in the computation.

7. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2008 were as follows:

	North	South			Surface
(Millions of dollars)	America	America	Europe	Asia	Technologies	Total
Balance, December 31, 2007	$1,260	$225	$364	$33	$85	$1,967
Acquisitions (Note 12)	45	1	—	—	—	46
Purchase adjustments & other (a)	11	—	(7)	—	5	9
Foreign currency translation	(7)	(18)	1	(2)	(1)	(27)

Balance, September 30, 2008	$1,309	$208	$358	$31	$89	$1,995

(a)	Purchase adjustments in North America relate primarily to the final purchase accounting for the acquisition of an industrial gas business in Mexico.

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires the company to perform an assessment at least annually as to whether there is an indication that the carrying value of goodwill is impaired at the reporting unit level. The annual impairment tests for 2008 and 2007 were performed during the second quarter of each year and no impairments were indicated.

Changes in the carrying amount of other intangibles for the nine months ended September 30, 2008 were as follows:

	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2007	$147	$33	$18	$198
Acquisitions (Note 12)	14	6	—	20
Foreign currency translation	2	—	—	2
Other	3	—	(2)	1

Balance, September 30, 2008	$166	$39	$16	$221

Less: Accumulated amortization
Balance, December 31, 2007	$(36)	$(19)	$(9)	$(64)
Amortization expense	(12)	(4)	(1)	(17)
Foreign currency translation	(1)	—	—	(1)
Other	3	—	1	4

Balance, September 30, 2008	$(46)	$(23)	$(9)	$(78)

Net balance at September 30, 2008	$120	$16	$7	$143

There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 10 years. Total estimated annual amortization expense is $6 million for the remainder of 2008; $21 million in 2009, $19 million in 2010, $17 million in 2011, $14 million in 2012 and $66 million thereafter.

8. Pension and OPEB

The components of net pension and postretirement benefits other than pensions (OPEB) costs for the quarters and nine-month periods ended September 30, 2008 and 2007 are shown below:

	Quarter Ended September 30,				Nine Months Ended September 30,
	Pensions		OPEB		Pensions		OPEB
(Millions of dollars)	2008	2007	2008	2007	2008	2007	2008	2007
Service cost	$11	$11	$1	$1	$33	$33	$3	$3
Interest cost	29	27	4	4	88	81	12	12
Expected return on plan assets	(34)	(32)	—	—	(102)	(95)	—	—
Net amortization and deferral	3	7	—	—	13	20	—	—

Net periodic benefit cost before pension settlement charge	9	13	5	5	32	39	15	15

Pension settlement charge	—	—	—	—	17	—	—	—

Net periodic benefit cost	$9	$13	$5	$5	$49	$39	$15	$15

Praxair estimates that 2008 contributions to its pension plans will be approximately $20 million including required contributions. Contributions of $14 million have been made through September 30, 2008.

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

Among such matters are:

•

Claims brought by welders alleging that exposure to manganese contained in welding fumes caused neurological injury. Praxair has never manufactured welding consumables. Such products were manufactured prior to 1985 by a predecessor company of Praxair. As of September 30, 2008, Praxair was a co-defendant with many other companies in lawsuits alleging personal injury caused by manganese contained in welding fumes. There were a total of 1,805 individual claimants in these cases. The cases were pending in several state and federal courts. The federal cases have been transferred to the U.S. District Court for the Northern District of Ohio for coordinated pretrial proceedings. The plaintiffs seek unspecified compensatory and, in most instances, punitive damages. In the past, Praxair has either been dismissed from the cases with no payment or has settled a few cases for nominal amounts. There were several proposed class actions seeking medical monitoring on behalf of welders. None of the class actions were certified; the judge overseeing the federal cases denied a motion for a medical monitoring class action and granted a motion striking the class allegations in the remaining proposed class actions. No reserves have been recorded for these cases as management does not believe that a loss from them is probable or reasonably estimable.

•

An investigation by Spanish prosecutors relating to income tax credits generated by certain of the Company’s Spanish subsidiaries prior to 2002 totaling approximately $175 million. These tax positions relate to statutory interpretation matters and are under criminal investigation, although some have previously been the subject of civil tax proceedings. In accordance with the requirements of FIN 48, Praxair had previously recorded a full liability, including interest, for these tax positions and management does not believe penalties are likely or reasonably estimable at this time. The Company believes it has strong defenses and is vigorously defending against the proceeding.

•

Claims brought by the Brazilian taxing authorities against several of the Company’s Brazilian subsidiaries primarily relating to various social and value-added (VAT) taxes. The social tax cases originated from 1988 to 1999 which was a period of hyperinflation in Brazil. During this period, the Company, along with other taxpayers, challenged the legality of various Brazilian tax law changes that were designed to increase tax revenues by various means, including modifying the basis upon which a tax was levied, increasing the tax rates, and shortening payment due dates. These cases are primarily associated with disagreements on the amount of taxes assessed and the appropriate index to use to inflation-adjust amounts that were over or under paid during this period. The VAT (ICMS) tax matters are associated with issues such as documentation, establishment and process, among others. The total estimated potential liability for such claims, including interest and penalties, as appropriate, is approximately $470 million. In accordance with SFAS 5, Praxair has recorded liabilities totaling $216 million related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is difficult to estimate the timing of resolution of these matters, however, it is possible that certain of these matters could be resolved within the next few years. The company is vigorously defending against the proceedings.

10. Fair Value Disclosures

Effective January 1, 2008, Praxair adopted SFAS No. 157, which establishes a fair value hierarchy for disclosure of fair value measurements as follows:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2008, as required by SFAS No. 157:

	Fair Value Measurements Using
(Millions of dollars)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	—	$38	—	$38
Investments	$12	—	—	$12

Total assets at fair value	$12	$38	—	$50
Liabilities
Derivative liabilities	—	$8	—	$8

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

11. Segments

Sales and operating profit by segment for the quarters and nine-month periods ended September 30, 2008 and 2007 are shown below. For a description of Praxair’s operating segments, refer to Note 18 to the consolidated financial statements included on page 67 of Praxair’s 2007 Annual Report.

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in millions)	2008	2007	2008	2007
SALES(a)
North America	$1,557	$1,306	$4,584	$3,804
Europe(b)	384	325	1,180	991
South America	527	419	1,507	1,160
Asia	239	190	682	536
Surface Technologies	145	132	440	388

	$2,852	$2,372	$8,393	$6,879

OPERATING PROFIT
North America	$274	$244	$811	$692
Europe(b)	96	78	282	229
South America	111	84	302	226
Asia	38	30	115	87
Surface Technologies	25	24	76	68

Segment operating profit	544	460	1,586	1,302
Pension settlement charge (Note 8)	—	—	(17)	—

Total operating profit	$544	$460	$1,569	$1,302

(a)	Intersegment sales, primarily from North America to other segments, were not significant for the quarters and nine-month periods ended September 30, 2008 and 2007.
(b)

On April 1, 2008, Praxair completed the sale of its majority interest in Maxima Air Separation Center Ltd. with operations in Israel, which contributed full year 2007 sales of approximately $27 million.

12. Acquisitions

During the nine months ended September 30, 2008, Praxair acquired Kirk Welding Supply, Inc., an independent packaged gas distributor with operations in Kansas and Missouri and completed several small acquisitions in North America and South America. The aggregate purchase price for the acquisitions was $105 million and resulted in the recognition of $46 million of goodwill.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results

The following table provides summary data for the quarters and nine-month periods ended September 30, 2008 and 2007:

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in millions)	2008	2007	Variance	2008	2007	Variance
Sales	$2,852	$2,372	+20%	$8,393	$6,879	+22%
Gross margin (a)	$1,118	$978	+14%	$3,316	$2,815	+18%
As a percent of sales	39.2%	41.2%		39.5%	40.9%
Selling, general and administrative	$341	$294	+16%	$1,017	$876	+16%
As a percent of sales	12.0%	12.4%		12.1%	12.7%
Depreciation and amortization	$218	$196	+11%	$644	$567	+14%
Other income (expenses) – net	$9	$(4)		$(14)	$2
Operating profit	$544	$460	+18%	$1,569	$1,302	+21%
Interest expense – net	$50	$44	+14%	$149	$123	+21%
Effective tax rate	28%	26%		28%	26%
Net income	$355	$305	+16%	$1,011	$861	+17%

(a)	Gross margin excludes depreciation and amortization expense.

	Quarter ended September 30, 2008 vs. 2007	Nine months ended September 30, 2008 vs. 2007
	% Change	% Change
Sales
Volume	3%	6%
Price	7%	6%
Acquisitions/divestitures	2%	2%
Currency	5%	6%
Natural gas	3%	2%

Total sales change	20%	22%

Sales increased $480 million, or 20%, for the third quarter and $1,514 million, or 22%, for the nine months ended September 30, 2008 versus the respective 2007 periods. Gulf Coast Hurricanes Ike and Gustav reduced sales by an estimated $30 million in the 2008 quarter and nine-month periods. Sales grew in all geographies driven by new business, plant start-ups and continued strong pricing trends. Volume growth of 3% and 6% for the quarter and year-to-date periods, respectively, reflects strong sales to the manufacturing, energy and metals end-markets, mitigated somewhat by shut-downs due to the hurricanes. Higher pricing contributed 7% and 6% to sales growth for the quarter and year-to-date periods, respectively, due to continued pricing actions and the pass-through of higher power costs and surcharges. The favorable impact of currency, primarily in Brazil, Europe and Canada, increased sales by 5% and 6% for the quarter and year-to-date periods, respectively. The net effect of acquisitions and divestitures contributed 2% to sales in the quarter and year-to-date. The contractual pass-through of higher natural gas costs to on-site hydrogen customers increased sales by $66 million, or 3%, for the quarter and $142 million, or 2%, for the year-to-date period, with a minimal impact on operating profit.

Gross margin in 2008 increased $140 million, or 14%, for the third quarter and $501 million, or 18%, for the nine months ended September 30, 2008 versus the respective 2007 periods. The decrease in the gross margin percentage for the quarter and year-to-date periods to 39.2% and 39.5%, respectively, was due primarily to the contractual pass-through of higher natural gas and power costs to customers.

Selling, general and administrative (SG&A) expenses for the third quarter were $341 million, or 12.0% of sales, versus $294 million, or 12.4% of sales, for the respective 2007 period. SG&A expenses for the nine-month period were $1,017 million, or 12.1% of sales, versus $876 million, or 12.7% of sales, for the respective 2007 period. The decrease in SG&A as a percentage of sales was due to continued benefits from productivity initiatives and the increase in sales due to the pass-through of higher natural gas costs to customers.

Depreciation and amortization expense increased $22 million, or 11%, for the third quarter and $77 million, or 14%, for the nine months ended September 30, 2008 versus the respective 2007 periods. The increase was principally due to new plant start-ups and currency effects.

Other income (expenses) – net was a $9-million benefit and $14-million expense for the quarter and nine months ended September 30, 2008, respectively. The 2008 quarter and nine-month periods included currency related net gains of $13 million and $6 million, respectively, which primarily consisted of net income hedge gains (see Note 5 to the condensed consolidated financial statements). The nine months ended September 30, 2008 included a pension settlement charge of $17 million (see Note 8 to the condensed consolidated financial statements).

Operating profit increased $84 million, or 18%, for the third quarter and $267 million, or 21%, for the nine months ended September 30, 2008 versus the respective 2007 periods. Excluding the $17 million pension settlement charge in the nine month period, operating profit increased $284 million, or 22%. These results included an estimated $10 million of adverse effects from Hurricanes Ike and Gustav offset by net income hedge gains. The underlying increase in operating profit was principally driven by higher pricing, increased sales volumes and the continued impact of focused productivity initiatives.

Interest expense – net increased $6 million, or 14%, for the third quarter and $26 million, or 21%, for nine-months ended September 30, 2008 versus the respective periods in 2007 due to higher debt levels during 2008.

The effective tax rate was 28% for the quarter and year-to-date periods in 2008 versus 26% for the same periods in 2007. This increase is primarily due to earnings growth.

Net income increased $50 million, or 16%, for the third quarter and $150 million, or 17%, for the nine months ended September 30, 2008 versus the respective 2007 periods. The 2008 nine month period included the pension settlement charge of $17 million, $11 million after tax. Excluding the impact of this charge in the nine month period, net income increased $161 million, or 19%. Operating profit growth was the primary driver of the net income growth partially offset by higher interest expense due to higher debt levels in 2008 and the increase in the effective tax rate.

The number of employees at September 30, 2008 was 27,957, a decrease of 35 employees from December 31, 2007.

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in millions)	2008	2007	Variance	2008	2007	Variance
SALES
North America	$1,557	$1,306	+19%	$4,584	$3,804	+21%
Europe	384	325	+18%	1,180	991	+19%
South America	527	419	+26%	1,507	1,160	+30%
Asia	239	190	+26%	682	536	+27%
Surface Technologies	145	132	+10%	440	388	+13%

	$2,852	$2,372	+20%	$8,393	$6,879	+22%

OPERATING PROFIT
North America	$274	$244	+12%	$811	$692	+17%
Europe	96	78	+23%	282	229	+23%
South America	111	84	+32%	302	226	+34%
Asia	38	30	+27%	115	87	+32%
Surface Technologies	25	24	+ 4%	76	68	+12%

Segment operating profit	544	460	+18%	1,586	1,302	+22%
Pension settlement charge (a)	—	—		(17)	—

Total operating profit	$544	$460		$1,569	$1,302

(a)	See Note 8 to the condensed consolidated financial statements.

North America

	Quarter ended September 30, 2008 vs. 2007	Nine months ended September 30, 2008 vs. 2007
	% Change	% Change

Sales
Volume	1%	4%
Price	8%	6%
Acquisitions/divestitures	4%	5%
Currency	1%	2%
Natural gas	5%	4%

Total sales change	19%	21%

Sales increased $251 million, or 19%, for the third quarter and $780 million, or 21%, for the nine months ended September 30, 2008 versus the respective 2007 periods. Gulf Coast Hurricanes Ike and Gustav reduced sales by an estimated $30 million in the 2008 quarter and nine-month periods. Volume grew 1% and 4% for the quarter and year-to-date periods primarily due to higher sales to the energy, metals, chemicals and general manufacturing end-markets, mitigated somewhat by shut-downs due to the hurricanes. Higher pricing contributed 8% and 6% to sales growth for the quarter and year-to-date periods, respectively, due to pricing actions to recover higher power and distribution costs. Acquisitions, primarily of packaged gas distributors in North America, contributed 4% and 5% to sales in the quarter and year-to-date periods, respectively. Currency appreciation in Mexico and Canada contributed 1% and 2% to sales in the quarter and year-to-date periods, respectively. The contractual pass-through of higher natural gas costs to on-site hydrogen customers increased sales by $66 million, or 5%, for the quarter and $142 million, or 4%, for the year-to-date period, with minimal impact on operating profit.

Operating profit increased $30 million, or 12%, for the third quarter and increased $119 million, or 17%, for the nine months ended September 30, 2008 versus the respective 2007 periods. Higher volumes, realized price increases and the continued focus on productivity initiatives were the primary drivers to the strong operating profit growth in the quarter and year-to-date periods partially offset by an estimated $10 million of adverse effects from Hurricanes Ike and Gustav. Operating profit grew at a slower pace than sales due to higher natural gas and power costs which are contractually passed through to customers.

On February 4, 2008, Praxair acquired Kirk Welding Supply, Inc., an independent packaged gas distributor with sales of $28 million in 2007 and operations in Kansas and Missouri.

Europe

	Quarter ended September 30, 2008 vs. 2007	Nine months ended September 30, 2008 vs. 2007
	% Change	% Change
Sales
Volume	2%	2%
Price	5%	4%
Divestitures	(2)%	(1)%
Currency	13%	14%

Total sales change	18%	19%

Sales increased $59 million, or 18%, for the third quarter and $189 million, or 19%, for the nine months ended September 30, 2008 versus the respective 2007 periods. Favorable currency contributed 13% and 14% to sales growth in the quarter and year-to-date periods, respectively. Volume growth of 2% in the quarter and year-to-date periods was due to growth in merchant and on-site gas sales in Spain, Germany and Italy. Realized price increases of 5% and 4% in the quarter and year-to-date periods, respectively, included the pass-through of higher energy power and distribution costs. The divestiture of the industrial gas business in Israel decreased sales by 2% in the quarter and 1% in the year-to-date period.

Operating profit increased $18 million, or 23%, for the third quarter and $53 million, or 23%, for the nine months ended September 30, 2008 versus the respective 2007 periods. Operating profit for the 2008 quarter and nine-month periods included a $9 million gain and a $6 million gain, respectively, related to net income hedges (see Note 5 to the condensed consolidated financial statements). Excluding the impact of net income hedge gains in the quarter and nine-month periods, operating profit increased $9 million, or 12%, and $47 million, or 21%, respectively. Underlying operating profit growth was driven by higher pricing and increased volumes. Currency appreciation also contributed to operating profit growth.

On April 1, 2008, Praxair completed the sale of its majority interest in Maxima Air Separation Center Ltd. with operations in Israel which did not have a material impact on the consolidated financial statements in 2008. Maxima contributed $27 million to sales in 2007.

South America

	Quarter ended September 30, 2008 vs. 2007	Nine months ended September 30, 2008 vs. 2007
	% Change	% Change
Sales
Volume	7%	7%
Price	7%	7%
Currency	12%	16%

Total sales change	26%	30%

Sales increased $108 million, or 26%, for the third quarter and $347 million, or 30%, for the nine months ended September 30, 2008 versus the respective 2007 periods. Excluding the impact of currency, sales increased 14% for the quarter and year-to-date period primarily due to strong volumes to the manufacturing, metals, food and beverage and healthcare end-markets and realized price increases.

Operating profit increased $27 million or 32% for the third quarter and $76 million, or 34%, for the nine months ended September 30, 2008 versus the respective 2007 periods. Operating profit for the 2008 quarter included currency related net gains of $4 million which primarily consisted of net income hedge gains (see Note 5 to the condensed consolidated financial statements). Excluding the impact of the currency related net gains in the quarter operating profit increased $23 million, or 27%. The impact of currency related gains on the nine-month period was immaterial. 2008 operating profit also included amounts in both periods related to various contingencies in Brazil reflecting current developments which, on a net basis, were not significant. Underlying operating profit growth was due to higher pricing, increased volumes and the continued impact of cost-reduction programs. Currency appreciation also contributed to operating profit growth.

Asia

	Quarter ended September 30, 2008 vs. 2007	Nine months ended September 30, 2008 vs. 2007
	% Change	% Change
Sales
Volume	14%	15%
Price	11%	9%
Currency	1%	3%

Total sales change	26%	27%

Sales increased $49 million, or 26%, for the third quarter and $146 million, or 27%, for the nine months ended September 30, 2008 versus the respective 2007 periods. Volume growth of 14% and 15% for the quarter and year-to-date periods, respectively, was due to new plant start-ups, strong merchant volumes in China, India and Korea and higher sales to the chemicals, electronics, and manufacturing end-markets. Price increases contributed 11% and 9% to sales for the quarter and year-to-date periods, respectively. Higher pricing for rare and specialty gases due to strong demand and tight supply for certain products contributed to these increases. Favorable currency contributed 1% and 3% to sales growth for the quarter and year-to-date periods, respectively.

Operating profit increased $8 million or 27%, for the third quarter and $28 million, or 32%, for the nine months ended September 30, 2008 versus the respective 2007 periods. Increased sales volumes and productivity initiatives were the primary drivers of operating profit growth.

Surface Technologies

	Quarter ended September 30, 2008 vs. 2007	Nine months ended September 30, 2008 vs. 2007
	% Change	% Change

Sales
Volume/Price	3%	6%
Currency	7%	7%

Total sales change	10%	13%

Sales increased $13 million, or 10%, for the third quarter and $52 million, or 13%, for the nine months ended September 30, 2008 versus the respective 2007 periods. Underlying growth was due to strong coatings volumes for industrial gas turbines and oilfield drilling parts and realized price increases partially offset by lower sales to the aviation markets due to plane delays. Currency appreciation, primarily in Europe, contributed 7% to sales growth in the quarter and year-to-date periods.

Operating profit increased $1 million, or 4%, for the third quarter and $8 million, or 12%, for the nine months ended September 30, 2008 versus the respective 2007 periods. The increase was principally driven by volume growth as well as the favorable benefits of ongoing cost reduction actions and pricing actions to offset increasing raw material costs.

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

To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percent of YTD 2008 Consolidated Sales (a)	Exchange rate for Income Statement		Exchange rate for Balance Sheet
		Year-To-Date Average		September 30,	December 31,
Currency		2008	2007	2008	2007
European euro	16%	0.65	0.75	0.68	0.69
Brazilian real	16%	1.68	2.00	1.91	1.77
Canadian dollar	8%	1.01	1.15	1.03	0.98
Mexican peso	5%	10.48	10.90	10.79	10.87
Chinese RMB	2%	7.01	7.68	6.81	7.31
Indian rupee	2%	41.13	42.15	46.50	39.44
Korean won	2%	995	934	1,161	941
Argentinean peso	1%	3.11	3.11	3.14	3.15
Venezuelan bolivar (b)	<1%	2.15	2,150	2.15	2,150

(a)	Certain surface technologies segment sales are included in European and Brazilian sales.
(b)	The Central Bank of Venezuela issued a financial regulation dividing the Venezuelan bolivar by 1,000 effective January 1, 2008.

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Nine Months Ended September 30,
	2008	2007
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income	$1,011	$861
Depreciation and amortization	644	567
Accounts receivable	(109)	(222)
Inventory	(22)	(55)
Payables and accruals	36	133
Pension contributions	(14)	(16)
Other – net	(148)	103

Net cash provided by operating activities	$1,398	$1,371

INVESTING ACTIVITIES
Capital expenditures	$(1,129)	$(974)
Acquisitions	(105)	(349)
Divestitures and asset sales	48	33

Net cash used for investing activities	$(1,186)	$(1,290)

FINANCING ACTIVITIES
Debt increases (reductions) – net	$820	$720
Issuances of common stock	176	245
Purchases of common stock	(891)	(816)
Cash dividends	(353)	(287)
Excess tax benefit on stock option exercises	52	54
Minority interest transactions and other	(9)	(12)

Net cash used for financing activities	$(205)	$(96)

Cash Flow from Operations

Cash provided by operations of $1,398 million for the nine months ended September 30, 2008 increased $27 million versus 2007. The increase was due to net income growth and higher depreciation and amortization offset by tax payments in 2008 included in Other – net.

Investing

Net cash used for investing of $1,186 million for the nine months ended September 30, 2008 decreased $104 million versus 2007 primarily due to decreased acquisition spending. The 2007 nine-month period included the acquisitions of an industrial gas business in Mexico and an independent packaged gas distributor in the U.S. This decrease was partially offset by an increase of $155 million in capital expenditures reflecting continued investment in new on-site supply systems for customers.

Financing

The current global credit environment has not had, and is not expected to have, a significant adverse impact on liquidity. We continue to have access to the commercial paper markets, and expect to continue to generate strong operating cash flows. While the impact of continued volatility in the global credit markets cannot be predicted with certainty, we are confident that we have sufficient operating flexibility, cash reserves and funding sources to maintain adequate amounts of liquidity to meet our future business needs.

Through the nine months ended September 30, 2008 and continuing into October, actual returns for the company’s U.S. pension plans are below the expected long-term rate of return of 8.25 percent due to the current adverse conditions in the global securities markets. Continued actual returns below this expected rate may impact the amount and timing of future contributions to these plans. The actual amounts will depend on actual returns and discount rates.

Cash used for financing activities of $205 million for the nine months ended September 30, 2008 increased $109 million versus 2007 primarily due to an increase in purchases of common stock, net of issuances, and higher dividends. Cash dividends of $353 million increased $66 million, or 23%, versus 2007 ($1.125 per share for 2008 compared to $0.90 per share for 2007).

At September 30, 2008, Praxair’s total debt outstanding was $4,944, an increase of $752 million from December 31, 2007. On March 3, 2008 and on June 16, 2008, Praxair repaid $250 million of 6.50% notes and $300 million of 2.75% notes that were due, respectively. On March 7, 2008, Praxair issued $500 million of 4.625% notes due 2015. The proceeds were used to refinance existing debt, fund share repurchases and for general corporate purposes.

On July 23, 2008, the company announced that the company’s board of directors approved a new $1 billion share repurchase program authorizing the company to repurchase shares from time to time on the open market or through negotiated transactions, subject to market and business conditions. Share repurchases under this program are expected to be completed over the next two years and will be financed by available cash and debt. This program is in addition to the $1 billion share repurchase program in effect since July 2007. As of September 30, 2008, the total $1 billion of share repurchases authorized under the 2007 program had been completed and $509 million of share repurchases had been completed under the 2008 program.

Legal Proceedings

See Note 9 to the condensed consolidated financial statements for a description of current legal proceedings.

Other Financial Data

The following non-GAAP measures are intended to supplement investors’ understanding of the company’s financial information by providing measures which investors, financial analysts and management use to help evaluate the company’s financing leverage, return on net assets employed and operating performance. Special items which the company does not believe to be indicative of on-going business trends are excluded from these calculations so that investors can better evaluate and analyze historical and future business trends on a consistent basis. Definitions of these non-GAAP measures may not be comparable to similar definitions used by other companies and are not a substitute for similar GAAP measures.

Debt-to-Capital Ratio

The debt-to-capital ratio is a measure used by investors, financial analysts and management to provide a measure of financial leverage and insights into how the company is financing its operations.

(Dollar amounts in millions)	September 30, 2008	December 31, 2007

TOTAL CAPITAL
Debt	$4,944	$4,192
Minority interests	307	321
Shareholders’ equity	4,891	5,142

	$10,142	$9,655

DEBT-TO-CAPITAL RATIO	48.7%	43.4%

After-tax Return on Capital (ROC)

After-tax return on capital is a measure used by investors, financial analysts and management to evaluate the return on net assets employed in the business. ROC measures the after-tax operating profit that the company was able to generate with the investments made by all parties in the business (debt, minority interests and shareholders’ equity).

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Reported operating profit	$544	$460	$1,569	$1,302
Add: Pension settlement charge*	—	—	17	—

Adjusted operating profit	$544	$460	$1,586	$1,302

Less: reported taxes	(139)	(106)	(398)	(304)
Less: tax benefit on pension settlement charge*	—	—	(6)	—
Less: tax benefit on interest expense(a)	(14)	(11)	(42)	(32)
Add: equity income	11	4	28	13

Net operating profit after-tax (NOPAT)	$402	$347	$1,168	$979

Beginning capital	$10,584	$8,784	$9,655	$7,943
Ending capital	$10,142	$9,120	$10,142	$9,120
Average capital	$10,363	$8,952	$9,899	$8,532

ROC %	3.9%	3.9%	11.8%	11.5%

ROC % (annualized)	15.5%	15.5%	15.7%	15.3%

(a)	Tax benefit on interest expense is based on Praxair’s underlying effective tax rates of 28% for 2008 and 26% for 2007.

Return on Equity (ROE)

Return on equity is a measure used by investors, financial analysts and management to evaluate operating performance from a Praxair shareholder perspective. ROE measures the net income that the company was able to generate with the money shareholders have invested.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Reported net income	$355	$305	$1,011	$861
Add: pension settlement charge*	—	—	11	—

Adjusted net income	$355	$305	$1,022	$861

Beginning shareholders’ equity	$5,671	$4,850	$5,142	$4,554
Ending shareholders’ equity	$4,891	$4,862	$4,891	$4,862
Average shareholders’ equity	$5,281	$4,856	$5,017	$4,708

ROE%	6.7%	6.3%	20.4%	18.3%

ROE% (annualized)	26.9%	25.1%	27.2%	24.4%

*	2008 includes a pension settlement charge of $17 million, $11 million after-tax (see Note 8 to the condensed consolidated financial statements).

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

Outlook

New business development has been strong and the company’s backlog of new projects coming on stream over the next three years will help underpin growth and earnings stability due primarily to the nature of its contracts, and customers in diverse geographies and end markets. However, due to the global financial crisis, the company expects to see a contraction in manufacturing output in the United States and Europe, combined with slowing growth in Asia and South America for the next several quarters. Additionally, the company expects the recent strengthening of the dollar to impact consolidated sales and earnings growth. Consequently, the company will take appropriate measures to properly align its cost structure as necessary. Praxair remains confident in its business strategy and its ability to continue to perform in this challenging economic environment.

For the fourth quarter of 2008, diluted earnings per share are expected to be in the range of $1.03 to $1.08, excluding the impact of potential restructuring costs. This represents earnings growth of 5% to 10% above the fourth quarter of 2007 and assumes a negative impact due to currency translation in the area of 8% based on current exchange rates.

For the full year of 2008, Praxair expects sales of about $11 billion, representing year-over-year growth of about 17%. Diluted earnings per share are expected to be in the range of $4.18 to $4.23, including the impact of a pension settlement charge in the first quarter ($11 million after-tax or $0.03 per diluted share, see Note 8 to the condensed consolidated financial statements) and excluding the impact of potential restructuring costs. Full-year capital expenditures are expected to be about $1.5 billion, supporting an increasing number of contracts for on-site production plants globally which will come on-stream over the next several years. Praxair expects an effective tax rate of about 28% for 2008.

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

Purchases of Equity Securities – Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended September 30, 2008 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1) (Thousands)	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Programs(2)

				(Millions)
July 2008	537	$93.05	537	$1,052
August 2008	2,215	89.75	2,215	853
September 2008	4,500	80.40	4,500	491

Third Quarter 2008	7,252	$84.19	7,252	$491

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

(2)

As of September 30, 2008, the company completed the $1 billion of share repurchases authorized under the 2007 program and had purchased $509 million of its common stock pursuant to the 2008 program, leaving an additional $491 million remaining authorized for purchase under the 2008 program. The 2008 program does not have any stated expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits:

10.06	Amended and Restated Praxair, Inc. Directors’ Fees Deferral Plan dated as of July 22, 2008 is filed herewith.

12.01	Computation of Ratio of Earnings to Fixed Charges

31.01	Rule 13a-14(a) Certification

31.02	Rule 13a-14(a) Certification

32.01	Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act)

32.02	Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act)

SIGNATURE

Praxair, Inc. and Subsidiaries

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAXAIR, INC.
(Registrant)

Date: October 29, 2008	By:	/s/ Matthew J. White
Matthew J. White
Vice President and Controller
(On behalf of the Registrant
and as Chief Accounting Officer)