Form 10-K
period 2008-12-31
PRAXAIR INC
filed 2009-02-25
CIK 884905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 1-11037

Praxair, Inc.

Praxair, Inc.
39 Old Ridgebury Road	State of incorporation: Delaware
Danbury, Connecticut 06810-5113	IRS identification number: 06-124 9050
Tel. (203) 837-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Registered on:
Common Stock ($0.01 par value)	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑    Accelerated filer  ☐    Non- accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2008, was approximately $30 billion (based on the closing sale price of the stock on that date as reported on the New York Stock Exchange).

At January 31, 2009, 307,084,235 shares of common stock of Praxair, Inc. were outstanding.

Documents incorporated by reference:

Portions of the Proxy Statement of Praxair, Inc., for its 2009 Annual Meeting of Shareholders, are incorporated in Part III of this report.

PRAXAIR, INC.

ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2008

Praxair, Inc. and Subsidiaries

PART I

ITEM 1.	BUSINESS

General

Praxair, Inc. (Praxair or company) was founded in 1907 and became an independent publicly traded company in 1992. Praxair was the first company in the United States to produce oxygen from air using a cryogenic process and continues to be a major technological innovator in the industrial gases industry.

Praxair is the largest industrial gas supplier in North and South America, is rapidly growing in Asia, and has strong, well-established businesses in Europe. Praxair’s primary products for its industrial gases business are atmospheric gases (oxygen, nitrogen, argon, rare gases) and process gases (carbon dioxide, helium, hydrogen, electronic gases, specialty gases, acetylene). The company also designs, engineers, and builds equipment that produces industrial gases for internal use and external sale. The company’s surface technologies segment, operated through Praxair Surface Technologies, Inc., supplies wear-resistant and high-temperature corrosion-resistant metallic and ceramic coatings and powders. Sales for Praxair were $10,796 million, $9,402 million, and $8,324 million for 2008, 2007, and 2006, respectively. Refer to Note 19 to the consolidated financial statements for additional information related to Praxair’s reportable segments.

Praxair serves approximately 25 industries as diverse as healthcare and petroleum refining; computer-chip manufacturing and beverage carbonation; fiber-optics and steel making; and aerospace, chemicals and water treatment. In 2008, 95% of sales were generated in four geographic segments (North America, Europe, South America and Asia) primarily from the sale of industrial gases with the balance generated from the surface technologies segment. Praxair provides a competitive advantage to its customers by continuously developing new products and applications, which allow them to improve their productivity, energy efficiency and environmental performance.

Industrial Gases Products and Manufacturing Processes

Atmospheric gases are the highest volume products produced by Praxair. Using air as its raw material, Praxair produces oxygen, nitrogen and argon through several air separation processes of which cryogenic air separation is the most prevalent. As a pioneer in the industrial gases industry, Praxair is a leader in developing a wide range of proprietary and patented applications and supply systems technology, including small non-cryogenic nitrogen plants. Praxair also led the development and commercialization of non-cryogenic air separation technologies for the production of industrial gases. These technologies open important new markets and optimize production capacity for the company by lowering the cost of supplying industrial gases. These technologies include proprietary vacuum pressure swing adsorption (“VPSA”) and membrane separation to produce gaseous oxygen and nitrogen, respectively. Praxair also manufactures precious metal and ceramic sputtering targets used primarily in the production of semiconductors.

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

On-site. Customers that require the largest volumes of product (typically oxygen, nitrogen and hydrogen) and that have a relatively constant demand pattern are supplied by cryogenic and process gas on-site plants. Praxair constructs plants on or adjacent to these customers’ sites and supplies the product directly to customers by pipeline. On-site product supply contracts generally are total requirement contracts with terms typically ranging from 10-20 years and containing minimum purchase requirements and price escalation provisions. Many of the cryogenic on-site plants also produce liquid products for the merchant market. Advanced air separation processes allow on-site delivery to customers with smaller volume requirements. Customers using these systems usually enter into requirement contracts with terms typically ranging from 5-15 years.

Merchant. The merchant business is generally associated with distributable liquid oxygen, nitrogen, argon, carbon dioxide, hydrogen and helium. The deliveries generally are made from Praxair’s plants by tanker trucks to storage containers owned or leased and maintained by Praxair or the customer at the customer’s site. Due to distribution cost, merchant oxygen and nitrogen generally have a relatively small distribution radius from the plants at which they are produced. Merchant argon, hydrogen and helium can be shipped much longer distances. The agreements used in the merchant business are usually three-to five-year requirement contracts.

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

Inventories – Praxair carries inventories of merchant and cylinder gases, hardgoods and coatings materials to supply products to its customers on a reasonable delivery schedule. On-site plants and pipeline complexes have limited inventory. Inventory obsolescence and backlogs are not material to Praxair’s business.

Customers – Praxair is not dependent upon a single customer or a few customers.

International – Praxair is a global enterprise with approximately 56% of its 2008 sales outside of the United States. It conducts industrial gases business through subsidiary and affiliated companies in Argentina, Belgium, Bolivia, Brazil, Canada, Chile, Colombia, Costa Rica, France, Germany, India, Italy, Japan, South Korea, Malaysia, Mexico, the Netherlands, Norway, the People’s Republic of China, Paraguay, Peru, Portugal, Spain, Taiwan, Thailand, Uruguay and Venezuela. S.I.A.D. (Societa Italiana Acetilene & Derivati S.p.A.), an Italian company accounted for as an equity company, also has established positions in Austria, Bulgaria, Croatia, the Czech Republic, Hungary, Romania and Slovenia. Praxair’s surface technologies segment has operations in Brazil, China, France, Germany, India, Italy, Japan, Singapore, South Korea, Taiwan, Spain, Switzerland and the United Kingdom.

Praxair’s international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates, import and export controls, and other economic, political and regulatory policies of local governments. Also, see Note 1 to the consolidated financial statements and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

Seasonality – Praxair’s business is generally not subject to seasonal fluctuations to any significant extent.

Research and Development – Praxair’s research and development is directed toward developing new and improved methods for the production and distribution of industrial gases and the development of new markets and applications for these gases. This results in the frequent introduction of new industrial gas applications, and the development of new advanced air separation process technologies. Research and development for industrial gases is principally conducted at Tonawanda, New York; Burr Ridge, Illinois; Rio de Janeiro, Brazil; and Shanghai, China.

Praxair conducts research and development for its surface technologies to improve the quality and durability of coatings and the use of specialty powders for new applications and industries. Surface technologies research is conducted at Indianapolis, Indiana.

Patents and Trademarks – Praxair owns or licenses a large number of United States and foreign patents that relate to a wide variety of products and processes. Praxair’s patents expire at various times over the next 20 years. While these patents and licenses are considered important, Praxair does not consider its business as a whole to be materially dependent upon any one particular patent or patent license. Praxair also owns a large number of trademarks.

Raw Materials and Energy Costs – Energy is the single largest cost item in the production and distribution of industrial gases. Most of Praxair’s energy requirements are in the form of electricity, natural gas and diesel fuel for distribution.

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

Competition – Praxair operates within a highly competitive environment. Some of its competitors are larger in size and capital base than Praxair. Competition is based on price, product quality, delivery, reliability, technology and service to customers.

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

Employees and Labor Relations – As of December 31, 2008, Praxair had 26,936 employees worldwide. Of this number, 10,855 are employed in the United States. Praxair has collective bargaining agreements with unions at numerous locations throughout the world, which expire at various dates. Praxair considers relations with its employees to be good.

Environment – Information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis – Environmental Matters” in Item 7 of this 10-K.

Available Information – The company makes its periodic and current reports available, free of charge, on or through its website, www.praxair.com, as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). Investors may also access from the company website other investor information such as press releases and presentations. Information on the company’s website is not incorporated by reference herein.

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

Due to the size and geographic reach of the company’s operations, a wide range of factors, many of which are outside of the company’s control, could materially affect the company’s future operations and financial performance. Management believes the following risks may significantly impact the company:

External factors

Significant external factors include:

•	General economic conditions;

•	Cost and availability of raw materials and energy;

•	International events and circumstances;

•	Global financial markets conditions;

•	Competitor actions;

•	Governmental regulations; and

•	Catastrophic events.

Weakening economic conditions in markets in which the company does business may adversely impact the company’s financial results and/or cash flows.

Praxair serves approximately 25 diverse industries across more than 30 countries, which generally leads to financial stability through various business cycles, however, demand for Praxair’s products could be adversely affected by a broad decline in general economic or business conditions in the industries served by its customers. In addition, many of the company’s customers are in businesses that are cyclical in nature, such as the chemicals, metals and refining industries. Downturns in these industries may adversely impact the company during these cycles.

Recent turmoil in the financial markets has adversely affected global economic activity. A sustained decline in economic activity could adversely affect demand for the company’s products and impair the ability of our customers to satisfy their obligations to the company, resulting in additional uncollected receivables and/or unanticipated contract terminations or project delays. Additionally, such conditions could impact the utilization of the company’s manufacturing capacity which may require the company to recognize impairment losses on tangible assets such as property, plant and equipment as well as intangible assets such as intellectual property or goodwill.

Increases in the cost of energy and raw materials and/or disruption in the supply of these materials could result in lost sales or reduced profitability.

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

The company’s international operations are subject to the risks of doing business abroad and international events and circumstances may adversely impact its business, financial condition or results of operations.

Praxair has substantial international operations which are subject to risks including fluctuations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest, possible nationalization and/or expropriation of assets, and current and changing regulatory environments. These events could have an adverse effect on the international operations in the future by reducing the demand for its products, decreasing the prices at which it can sell its products, reducing the U.S. dollar value of revenue from international operations or otherwise having an adverse effect on its business, financial condition or results of operations.

Macroeconomic factors, including the recent turmoil in the U.S. and global credit and equity markets, may impact the company’s ability to obtain financing or increase the cost of obtaining financing which may adversely impact the company’s financial results and/or cash flows.

Volatility and disruption in the U.S. and global credit and equity markets could make it more difficult for Praxair to obtain financing for its operations and/or could increase the cost of obtaining financing. In addition, the company’s borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in significant part, on the company’s performance as measured by certain criteria such as interest coverage and leverage ratios. A decrease in these debt ratings could increase the cost of borrowing or make it more difficult to obtain financing.

The current United States credit environment has not had, and at this time is not expected to have, a significant adverse impact on the company’s liquidity. The company continues to have access to the commercial paper markets, and expects to continue to generate strong operating cash flows. While the impact of continued volatility in the global credit markets cannot be predicted with certainty, the company believes that it has sufficient operating flexibility, cash reserves, and funding sources to maintain adequate amounts of liquidity to meet its business needs around the world.

The inability to effectively compete could adversely impact results of operations.

Praxair operates within a highly competitive environment worldwide. Competition is based on price, product quality, delivery, reliability, technology and service to customers. Competitors’ behavior related to these areas could potentially have significant impacts on the company’s operations.

The company is subject to a variety of United States and foreign government regulations. Changes in these regulations could have an adverse impact on the business, financial position and results of operations.

The company is subject to regulations in the following areas, among others:

•

Environmental protection, including laws regulating greenhouse gas emissions and other potential climate-change legislation (see the section captioned “Management’s Discussion and Analysis – Environmental Matters” in Item 7 of this 10-K);

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

Catastrophic events could disrupt the operations of the company and/or its customers and suppliers and may have a significant adverse impact on the results of operations.

The occurrence of catastrophic events ranging from natural disasters such as hurricanes, to epidemics such as health epidemics, to acts of war and terrorism, could disrupt or delay the company’s ability to produce and distribute its products to customers and could potentially expose the company to third-party liability claims. In addition, such events could impact the company’s customers and suppliers resulting in temporary or long-term outages and/or the limitation of supply of energy and other raw materials used in normal business operations. These situations are outside the company’s control and may have a significant adverse impact on the results of operations.

Internal Factors

Significant internal factors include:

•	Retaining qualified personnel;

•	Technological advances;

•	Litigation and governmental investigations;

•	Environmental laws and regulations;

•	Tax liabilities;

•	Operational risks; and

•	Acquisitions.

The inability to attract and retain qualified personnel may adversely impact the company’s business.

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

If the company fails to keep pace with technological advances in the industry or if new technology initiatives do not become commercially accepted, customers may not continue to buy the company’s products and results of operations could be adversely affected.

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

The outcomes of litigation and governmental investigations may affect the company’s financial results.

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

The costs of complying with environmental laws and regulations may adversely impact the company’s financial position and results of operations.

Praxair is subject to various environmental and occupational health and safety laws and regulations, including those governing the discharge of pollutants into the air or water, the storage, handling and disposal of chemicals, hazardous substances and wastes, and the remediation of contamination. Violations of these laws could result in substantial penalties, third party claims for property damage or personal injury, or sanctions. The company may also be subject to liability for the investigation and remediation of environmental contamination at properties that it owns or operates and at other properties where Praxair or its predecessors have operated or arranged for the disposal of hazardous wastes. Although management does not believe that any such liabilities will have a material adverse impact on its financial position and results of operations, management cannot provide assurance that such costs will not increase in the future or will not become material. See the section captioned “Management’s Discussion and Analysis – Environmental Matters” in Item 7 of this 10-K.

Potential tax liabilities could adversely impact the company’s financial position and results of operations.

Praxair is subject to income and other taxes in both the United States and numerous foreign jurisdictions. The determination of the company’s worldwide provision for income taxes and other tax liabilities requires judgment and is based on diverse legislative and regulatory structures that exist in the various jurisdictions where the company operates. Although management believes its estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in its financial statements and may materially affect the company’s results of operations for the period when such determination is made. See Note 18 to the consolidated financial statements.

Operational risks may adversely impact the company’s business or results of operations.

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

The inability to effectively integrate acquisitions could adversely impact the company’s financial position and results of operations.

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

Praxair has received no written SEC staff comments regarding any of its Exchange Act reports which were issued 180 days or more preceding the end of its 2008 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES

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

Due to the nature of Praxair’s industrial gas products, it is generally uneconomical to transport them distances greater than a few hundred miles from the production facility. As a result, Praxair operates a significant number of production facilities spread throughout certain geographic regions.

The following is a description of production facilities for Praxair by segment. No significant portion of these assets was leased at December 31, 2008. Generally, these facilities are fully utilized and are sufficient to meet our manufacturing needs.

North America

The North America segment operates production facilities in the U.S., Canada and Mexico, approximately 250 of which are cryogenic air separation plants, hydrogen plants and carbon dioxide plants. There are five major pipeline complexes in North America located in Northern Indiana, Houston, along the Gulf Coast of Texas, Detroit and Louisiana. Also located throughout North America are packaged gas facilities, specialty gas plants, helium plants and other smaller plant facilities.

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

Information required by this item is incorporated herein by reference to the section captioned “Notes to Consolidated Financial Statements – Note 18 Commitments and Contingencies” in Part II Item 8 of this 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Praxair did not submit any matters to a shareholder vote during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market for the company’s common stock is the New York Stock Exchange (NYSE). At December 31, 2008 there were 18,241 shareholders of record.

NYSE quarterly stock price and dividend information

Market Price	Trading High	Trading Low	Close	Dividend Per Share
2008
First Quarter	$89.39	$69.96	$84.23	$0.375
Second Quarter	$99.73	$84.04	$94.24	$0.375
Third Quarter	$96.70	$67.78	$71.74	$0.375
Fourth Quarter	$74.40	$47.40	$59.36	$0.375

2007
First Quarter	$65.00	$58.32	$62.96	$0.30
Second Quarter	$74.27	$62.34	$71.99	$0.30
Third Quarter	$84.13	$68.10	$83.76	$0.30
Fourth Quarter	$91.99	$78.43	$88.71	$0.30

Praxair’s annual dividend on its common stock for 2008 was $1.50 per share. On January 27, 2009, Praxair’s Board of Directors declared a dividend of $0.40 per share for the first quarter of 2009, or $1.60 per share annualized, which may be changed as Praxair’s earnings and business prospects warrant. The declaration of dividends is a business decision made by the Board of Directors based on Praxair’s earnings and financial condition and other factors the Board of Directors considers relevant.

Recent Sales of Unregistered Securities – On October 28, 2008, the Board of Directors of Praxair, Inc. approved a limited arrangement to allow each Praxair Director and Executive Officer to purchase up to 25,000 shares of Praxair Common Stock directly from Praxair at market values in one or more purchase transactions beginning on October 31, 2008 through and including December 1, 2008. Pursuant to this arrangement, Praxair issued 14,475 shares of Praxair Common Stock for aggregate proceeds of less than $1 million. Issuances of the shares under this purchase arrangement were exempt from registration under Section 4(2) of the Securities Act of 1933. The shares may not be resold until six months after their issuance absent registration or an applicable exemption from the registration requirements under the Securities Act or other applicable law.

Purchases of Equity Securities – Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the three months ended December 31, 2008 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1) (Thousands)	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Programs (2) (Millions)
October 2008	1,800	$62.91	1,800	$378
November 2008	—	—	—	378
December 2008	—	—	—	378

Fourth Quarter 2008	1,800	$62.91	1,800	$378

(1)	On July 25, 2007, the company’s board of directors approved a share repurchase program pursuant to which the company could repurchase up to $1 billion of shares of its common stock from time to time at prices and on terms satisfactory to the company. On July 23, 2008, the company’s board of directors approved the repurchase of an additional $1 billion of its common stock which could take place from time to time on the open market (which could include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions.

(2)	As of December 31, 2008, the company completed the $1 billion of share repurchases authorized under the 2007 program and had purchased $622 million of its common stock pursuant to the 2008 program, leaving an additional $378 million remaining authorized for purchase under the 2008 program. The 2008 program does not have any stated expiration date.

Peer Performance Table – The graph below compares the most recent five-year cumulative returns of Praxair’s common stock with those of the Standard & Poor’s 500 Index and the S5 Materials Index which covers 28 companies, including Praxair. The figures assume an initial investment of $100 on December 31, 2003 and that all dividends have been reinvested.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY

(Dollar amounts in millions, except per share data)

Year Ended December 31,	2008 (a)	2007	2006	2005 (b)	2004
From the Income Statement
Sales	$10,796	$9,402	$8,324	$7,656	$6,594
Cost of sales, exclusive of depreciation and amortization	6,495	5,557	4,968	4,641	3,987
Selling, general and administrative	1,312	1,190	1,086	987	869
Depreciation and amortization	850	774	696	665	578
Research and development	97	98	87	80	77
Cost reduction program and other charges	177	—	—	—	—
Pension settlement charge	17	—	—	—	—
Other income (expenses) – net	35	3	32	10	20

Operating profit	1,883	1,786	1,519	1,293	1,103
Interest expense – net	198	173	155	163	155

Income before taxes	1,685	1,613	1,364	1,130	948
Income taxes	465	419	355	376	232

	1,220	1,194	1,009	754	716
Minority interests	(45)	(43)	(31)	(37)	(30)
Income from equity investments	36	26	10	15	11

Income before cumulative effect of change in accounting principle	1,211	1,177	988	732	697
Cumulative effect of change in accounting principle (c)	—	—	—	(6)	—

Net income	$1,211	$1,177	$988	$726	$697

Per Share Data
Basic earnings per share:
Income before cumulative effect of change in accounting principle	$3.87	$3.69	$3.05	$2.26	$2.14
Net income	$3.87	$3.69	$3.05	$2.24	$2.14
Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$3.80	$3.62	$3.00	$2.22	$2.10
Net income	$3.80	$3.62	$3.00	$2.20	$2.10

Cash dividends per share	$1.50	$1.20	$1.00	$0.72	$0.60

Weighted Average Shares Outstanding (000’s)
Basic shares outstanding	312,658	318,997	323,495	323,765	325,891
Diluted shares outstanding	318,302	324,842	329,293	329,685	331,403

Other Information and Ratios
Total debt	$5,025	$4,192	$3,167	$3,447	$3,525
Capital expenditures	$1,611	$1,376	$1,100	$877	$668
Acquisitions (d)	$130	$476	$14	$44	$929
Cash flow from operations	$2,038	$1,958	$1,752	$1,475	$1,243
Total assets	$13,054	$13,382	$11,102	$10,491	$9,878
Return on equity (e)	26.8%	24.3%	23.4%	21.3%	20.0%
After-tax return on capital (e)	15.3%	15.3%	14.6%	12.8%	12.1%
Debt-to-capital ratio (e)	53.8%	43.4%	39.9%	45.6%	47.9%
Shares outstanding (000’s)	306,861	315,488	320,861	322,339	323,621
Number of employees	26,936	27,992	27,042	27,306	27,020

(a)	Amounts for 2008 include the impact of the cost reduction program and other charges of $177 million ($114 million after-tax and minority interests) and a pension settlement charge of $17 million ($11 million after-tax).

(b)	Amounts for 2005 include a $92 million income tax charge, or $0.28 per diluted share related to the repatriation of foreign earnings pursuant to the American Jobs Creation Act of 2004 and other tax adjustments.

(c)	2005 net income includes the cumulative effect of accounting change relating to the implementation of a new accounting standard for asset retirement obligations.

(d)	Acquisitions for 2008 include the acquisition of Kirk Welding Supply, Inc., an independent packaged gas distributor in the U.S., as well as several smaller acquisitions in North America, South America and Europe. Acquisitions for 2007 include the acquisitions of an industrial gas business in Mexico and an independent packaged gas distributor in the U.S. for an aggregate purchase price of $297 million as well as the acquisition of a 50% interest in the industrial gases business of Yara International ASA for $117 million (see Note 3 to the consolidated financial statements); for 2004, it includes the acquisition of a U.S. homecare business for $245 million and the German acquisition in December for $667 million.

(e)	Non-GAAP measure. See the “Non-GAAP Financial Measures” section in Item 7 for definitions and reconciliation to reported amounts.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the company’s financial condition and results of operations should be read together with its consolidated financial statements and notes to the consolidated financial statements included in Item 8 of this 10-K.

BUSINESS OVERVIEW

Praxair is the largest industrial gases supplier in North and South America, is rapidly growing in Asia, and has strong, well-established businesses in Europe. The company’s primary products are oxygen, hydrogen, nitrogen, argon, carbon dioxide, helium, electronic gases and a wide range of specialty gases. Praxair Surface Technologies supplies high-performance coatings that protect metal parts from wear, corrosion and high heat. Praxair’s industrial gas operations are managed on a geographical basis and in 2008, 95% of sales were generated in four geographic segments (North America, Europe, South America, and Asia). The surface technologies segment generated the remaining 5% of sales.

Praxair serves approximately 25 industries as diverse as healthcare and petroleum refining; computer-chip manufacturing and beverage carbonation; fiber-optics and steel making; and aerospace, chemicals and water treatment. The diversity of end markets creates financial stability for Praxair in varied business cycles.

Praxair focuses its operational and growth strategies on the following 11 core geographies where the company has its strongest market positions and where distribution and production operations allow the company to deliver the highest level of service to its customers at the lowest cost.

North America	South America	Europe	Asia
United States	Brazil	Spain	China
Canada		Italy	India
Mexico		Germany/Benelux	Thailand
Korea

Praxair manufactures and distributes its products through a network of hundreds of production plants, pipeline complexes, distribution centers and delivery vehicles. Major pipeline complexes are located in the United States, Brazil, Spain and Germany. These networks are a competitive advantage, providing the foundation of reliable product supply to the company’s customer base. The majority of Praxair’s business is conducted through long-term contracts which provide stability in cash flow and the ability to pass through changes in energy costs to customers. The company has significant growth opportunities in diverse markets including: hydrogen for refining; oxygen for healthcare; and nitrogen and carbon dioxide for oil and gas production.

EXECUTIVE SUMMARY – FINANCIAL RESULTS & OUTLOOK

Praxair delivered strong financial results in 2008, reporting record sales and operating cash flow. Sales growth was driven primarily by new business, plant start-ups and higher pricing. These results reflect strong sales growth in the first three quarters and a sequential decline in the fourth quarter due to sharply lower volumes in November and December and negative impact from currency translation. In response to rapidly declining demand and falling commodity prices resulting from the global economic and credit crisis, customers around the world curtailed production, particularly in the electronics, chemicals and metals end-markets. Praxair moved quickly to reduce costs resulting in a charge to earnings in the fourth quarter. The fourth quarter actions are expected to significantly offset the impact of volume declines in earnings in 2009.

2008 Year in review

•

Sales up 15% to $10,796 million versus $9,402 million in 2007, reflecting growth from new business, new plant start-ups and higher pricing. Acquisitions and currency also contributed favorably to sales growth.

•

Results reflect strong sales growth in the first three quarters and a sequential decline in the fourth quarter due to sharply lower volumes in November and December and negative impact from currency translation resulting from the global economic crisis.

•

In the fourth quarter 2008, Praxair recorded pre-tax charges totaling $177 million ($114 million after-tax and minority interests), relating to the cost reduction program and other charges. In addition, the 2008 first quarter included a pension settlement charge of $17 million ($11 million after-tax).

•

Operating profit of $1,883 million, a 5% increase over $1,786 million in 2007, including the impact of the charges above. Underlying operating profit growth was driven by higher pricing, volume growth and cost savings from productivity initiatives.

•	Net income of $1,211 million and diluted earnings per share of $3.80, including the impact of the charges above.

•	Cash flow from operations of $2,038 million, a 4% increase over $1,958 million in 2007.

•	Capital expenditures of $1,611 million to support strong project backlog and core business acquisitions of $130 million.

2009 Outlook

Praxair’s outlook is cautious for 2009 as the company expects the global economy to remain weak.

•

Sales in the range of $9.5 billion to $10 billion, or about 10% below 2008 sales. The negative impact of currency, lower natural gas prices and lower volumes will be partially offset by growth from new projects and new applications technologies.

•	Diluted earnings per share in the range of $3.80 to $4.20.

•	Effective tax rate of about 28%.

•	Capital expenditures in the range of $1.4 to $1.5 billion.

The above guidance should be read in conjunction with the section entitled “Forward-Looking Statements”.

Praxair provides quarterly updates on operating results, material trends that may affect financial performance, and financial earnings guidance via earnings releases and investor teleconferences. These materials are available on the company’s website, www.praxair.com, but are not incorporated herein.

CONSOLIDATED RESULTS AND OTHER INFORMATION

The following table provides selected data for 2008, 2007, and 2006:

(Dollar amounts in millions) Year Ended December 31,	2008	2007	2006	Variance
				2008 vs. 2007	2007 vs. 2006
Sales	$10,796	$9,402	$8,324	15%	13%
Gross margin (a)	$4,301	$3,845	$3,356	12%	15%
As a percent of sales	39.8%	40.9%	40.3%
Selling, general and administrative	$1,312	$1,190	$1,086	10%	10%
As a percent of sales	12.2%	12.7%	13.0%
Depreciation and amortization	$850	$774	$696	10%	11%
Cost reduction program and other charges	$177	$—	$—
Pension settlement charge	$17	$—	$—
Other income (expenses) – net	$35	$3	$32
Operating profit	$1,883	$1,786	$1,519	5%	18%
Interest expense – net	$198	$173	$155	14%	12%
Effective tax rate	27.6%	26.0%	26.0%
Net income	$1,211	$1,177	$988	3%	19%
Diluted earnings per share	$3.80	$3.62	$3.00	5%	21%
Diluted shares outstanding	318,302	324,842	329,293	(2)%	(1)%
Number of employees	26,936	27,992	27,042	(4)%	4%

(a)	Gross margin excludes depreciation and amortization expense.

Special Charges in 2008

Cost Reduction Program and Other Charges – Fourth Quarter 2008

In the fourth quarter 2008, Praxair recorded pre-tax charges totaling $177 million ($114 million after-tax and minority interests), including $118 million relating to severance and other exit costs associated with a previously announced global cost reduction program which was initiated in response to the continuing economic downturn. Other charges totaling $59 million reflect recent developments related primarily to social tax matters in Brazil. Amounts were determined based on formal plans approved by management using the best information available; any differences with actual amounts incurred will be adjusted when determined.

Following is a summary of the charges by reportable segment. Corporate costs of $4 million have been allocated to segments based on sales.

(Millions of Dollars)	Cost Reduction Program
	Severance Costs	Costs Associated with Exit or Disposal Activities	Total Cost Reduction Program	Other Charges	Total
North America	$25	$39	$64	$—	$64
Europe	14	2	16	—	16
South America	9	10	19	59	78
Asia	1	4	5	—	5
Surface technologies	6	8	14	—	14

	$55	$63	$118	$59	$177

Severance costs of $55 million are for the termination of approximately 1,675 employees; 1,260 related to cost reduction initiatives spread across all segments, and 415 related to exit or disposal activities. At December 31, 2008, 1,090 of these positions have been eliminated, including about 74% of the cost reduction initiatives. The remaining actions are planned to be completed in 2009 primarily as businesses are sold or shut down.

Non-severance costs of $63 million associated with exit or disposal activities include asset write-downs and other costs associated with non-strategic activities, net of expected sale proceeds which are not significant.

The other charges of $59 million reflect the impacts of recent developments related to ongoing social tax claims in Brazil.

See Note 2 to the consolidated financial statements for a more detailed description of these charges, including cash flow requirements and a summary of the activity during 2008.

Pre-tax cost savings from the cost reduction program are estimated to be about $80 million in 2009 and $100 million annually thereafter.

Pension Settlement Charge – First Quarter 2008

In the first quarter 2008, Praxair recorded a pension settlement charge of $17 million ($11 million after-tax) related to lump sum benefit payments made from the U.S. supplemental pension plan to a number of recently retired senior managers, including Praxair’s former chairman and chief executive officer.

2008 Compared With 2007

	% Change from Prior Year
	2008	2007
Sales
Volume	3%	4%
Price	6%	3%
Acquisitions/divestitures	2%	2%
Currency	3%	4%
Natural gas	1%	—

Total sales change	15%	13%

Sales in 2008 increased $1,394 million, or 15%, versus 2007. Sales grew in all geographies driven by new business, plant start-ups and continued strong pricing trends. Volume growth of 3% reflects strong sales to the manufacturing, energy and metals end-markets, mitigated by shut-downs in the third quarter due to Hurricanes Ike and Gustav and significantly lower volumes in November and December due to production cut-backs and shut-downs related to the global economic crisis. Higher pricing contributed 6% to sales growth, due to continued pricing actions and the pass-through of higher power costs and surcharges. The favorable impact of currency, primarily in Brazil, Europe and Canada, increased sales by 3%. The net effect of acquisitions and divestitures contributed 2% to sales. The contractual pass-through of higher natural gas costs to on-site hydrogen customers increased sales by $136 million, or 1%, with a minimal impact on operating profit.

Gross margin in 2008 increased $456 million, or 12%, versus 2007. The decrease in the gross margin percentage to 39.8% was due primarily to the contractual pass-through of higher natural gas and power costs to customers.

Selling, general and administrative (SG&A) expenses in 2008 were $1,312 million, or 12.2% of sales, versus $1,190 million, or 12.7% of sales, for 2007. The decrease in SG&A as a percentage of sales was due to realized benefits from productivity initiatives and the increase in sales due to the pass-through of higher natural gas costs to customers.

Depreciation and amortization expense in 2008 increased $76 million, or 10%, versus 2007. The increase was principally due to new plant start-ups.

Other income (expenses) – net in 2008 was a $35-million benefit versus a $3-million benefit in 2007. 2008 included currency related net gains of $23 million, which primarily consisted of net income hedge gains (see Note 12 to the consolidated financial statements). See Note 7 to the consolidated financial statements for a summary of the major components of Other income (expense) – net.

Operating profit in 2008 increased $97 million, or 5%, versus 2007. Excluding the $177 million cost reduction program and other charges in the fourth quarter and the $17 million pension settlement charge in the first quarter, operating profit increased $291 million, or 16%. The underlying increase in operating profit was principally due to higher pricing, new business and the continued impact of productivity initiatives.

Interest expense – net in 2008 increased $25 million, or 14%, versus 2007 due to higher debt levels during 2008 partially offset by capitalized interest relating to higher capital expenditures and lower interest rates in the fourth quarter.

The effective income tax rate for 2008 was 27.6% versus 26.0% in 2007. Excluding the impact of the cost reduction program and other charges and the pension settlement charge, the underlying effective tax rate for 2008 was 28.2%. This increase in 2008 was primarily due to earnings growth.

At December 31, 2008, minority interests consisted principally of minority shareholders’ investments in Asia (primarily in China and India), Europe (primarily in Italy), and North America (primarily within Praxair Distribution). The increase in minority interests of $2 million in 2008 was primarily due to increased minority interest income in Italy partially offset by a $4 million impact in minority interests related to the cost reduction program and other charges in the fourth quarter.

Praxair’s significant equity investments are in Italy, Norway, the United States and China. The company’s share of net income from equity investments increased $10 million in 2008 primarily related to the acquisition of a 50% interest in an industrial gas business in Norway in November of 2007 (see Note 3 to the consolidated financial statements) and higher earnings in its investments in Italy and China.

Net income in 2008 increased $34 million, or 3%, versus 2007. Excluding the cost reduction program and other charges of $114 million after-tax and the pension settlement charge of $11 million after-tax, net income increased $159 million, or 14%. Operating profit growth was the primary driver of the net income growth partially offset by higher interest expense due to higher debt levels in 2008 and the increase in the effective tax rate.

Diluted earnings per share (EPS) increased $0.18 per diluted share, or 5% versus 2007. In 2008, EPS included the cost reduction program and other charges and a pension settlement charge totaling $0.40 per diluted share. Excluding these special charges, EPS increased 16% in 2008. The underlying growth in EPS is in line with net income growth and the lower number of diluted shares outstanding due to the impact of the company’s net repurchases of common stock in connection with two publicly announced stock repurchase programs (see Liquidity, Capital Resources and Other Financial Data section of Management’s Discussion and Analysis). See Note 6 to the consolidated financial statements for a calculation of diluted earnings per share.

The number of employees at December 31, 2008 was 26,936, a decrease of 1,056 employees from December 31, 2007, primarily due to the cost reduction program in the fourth quarter of 2008, partially offset by acquisitions made during the year.

2007 Compared With 2006

	% Change from Prior Year
	2007	2006
Sales
Volume	4%	4%
Price	3%	4%
Acquisitions/divestitures	2%	—
Currency	4%	2%
Natural gas	—	(1)%

Total sales change	13%	9%

Sales in 2007 increased $1,078 million, or 13%, versus 2006. Sales grew in all geographies, led by growth in Asia and South America from new business and project start-ups, and continued volume growth in North America. Volume growth of 4% reflects strong volumes to the manufacturing, energy, and metals end-markets. Higher pricing contributed 3% to sales growth. Currency appreciation, primarily in Europe and South America, increased sales by 4%. Acquisitions and divestitures contributed 2%. The pass-through of natural gas costs to on-site hydrogen customers was neutral for the year.

Gross margin in 2007 improved $489 million, or 15%, versus 2006. The increases in the gross margin percentage to 40.9% was due primarily to higher pricing and cost efficiency and productivity programs which outpaced underlying inflationary cost pressures.

Selling, general and administrative (SG&A) expenses in 2007 were $1,190 million, or 12.7% of sales, versus $1,086 million, or 13.0% of sales, for 2006. The decrease in SG&A as a percentage of sales was due to realized benefits from productivity initiatives.

Depreciation and amortization expense in 2007 increased $78 million, or 11%, versus 2006. The increase was principally due to new plant start-ups and currency effects.

Other income (expenses) – net in 2007 was a $3-million benefit versus a $32-million benefit in 2006. See Note 7 to the consolidated financial statements for a summary of the major components of Other income (expense) – net.

Operating profit in 2007 increased $267 million, or 18%, versus 2006. The increase was principally driven by new business, higher pricing, and the continued impact of focused productivity initiatives.

Interest expense – net in 2007 increased $18 million, or 12%, versus 2006 as a result of higher debt balances primarily used to finance acquisitions and common stock repurchases. The increase in interest incurred on outstanding debt was partially reduced by interest capitalized relating to higher capital expenditures.

The effective income tax rate for 2007 and 2006 was 26%.

At December 31, 2007, minority interests consisted principally of minority shareholders’ investments in Asia (primarily in China and India), Europe (primarily in Italy), and North America (primarily within Praxair Distribution). The increase in minority interests of $12 million in 2007 was primarily due to increased minority interest income in Italy and the formation of a new majority-owned packaged gas distribution subsidiary with GT&S, Inc. (see Note 3 to the consolidated financial statements).

Praxair’s significant equity investments are in Italy, Norway, the United States and China. The company’s share of net income from equity investments increased $16 million in 2007 primarily related to higher earnings in its investments in Italy and China.

Income in 2007 increased $189 million, or 19%, versus 2006. Operating profit growth was the primary driver of the net income improvement.

Diluted earnings per share (EPS) increased $0.62 per diluted share, or 21% versus 2006. The underlying growth in EPS is in line with net income growth and the lower number of diluted shares outstanding due to the impact of the company’s net repurchases of common stock in connection with a publicly announced stock repurchase program. See Note 6 to the consolidated financial statements for a calculation of diluted earnings per share.

The number of employees at December 31, 2007 was 27,992, an increase of 950 employees from December 31, 2006, primarily due to acquisitions completed in 2007.

Related Party Transactions

The company’s related parties are primarily unconsolidated equity affiliates. The company did not engage in any material transactions involving related parties that included terms or other aspects that differ from those which would be negotiated with independent parties.

Environmental Matters

Praxair’s principal operations relate to the production and distribution of atmospheric and other industrial gases, which historically have not had a significant impact on the environment. However, worldwide costs relating to environmental protection may continue to grow due to increasingly stringent laws and regulations, and Praxair’s ongoing commitment to rigorous internal standards.

Climate Change

There is increasing political attention being paid to greenhouse gas (GHG) emissions. Internationally, the United Nations meeting in December 2009 in Copenhagen is widely expected to define a post-Kyoto international regime to address climate change. In the United States, laws regulating GHG emissions have been enacted in California and New Jersey, among other states, and bills are being considered by still more states. Regional state initiatives have been implemented that will regulate greenhouse gas emissions from fossil-fuel-driven power plants and some federal legislative proposals also focus on such power plants. As a large user of electricity, Praxair is aware of potential cost implications that may arise from such regulatory controls. However, Praxair’s customer contracts routinely provide rights to recover increased electricity costs incurred by Praxair.

Hydrogen production plants have been identified under California law as a source of carbon dioxide emissions and these plants may become subject to proposed federal climate-change legislation. Hydrogen is essential to refineries which use it to remove sulfur from transportation fuels in order to meet ambient air quality standards. It is possible that limits or offset requirements may be applied to such plants’ carbon dioxide emissions at some future time, but it is premature to judge the impact of prospective legislative or regulatory proposals or to try to quantify potential costs to the company.

Regulation of greenhouse gas emissions may also provide Praxair with business opportunities. Praxair continues to develop new applications technologies that help its customers lower energy consumption and lower emissions in their own processes.

Costs Relating to the Protection of the Environment

Environmental protection costs in 2008 included approximately $21 million in capital expenditures and $29 million of expenses. Environmental protection expenditures were approximately $12 million higher in 2008 versus 2007 primarily due to increases in capital projects and increased compliance costs. Praxair anticipates that future annual environmental protection expenditures will be similar to 2008, subject to any significant changes in existing laws and regulations. Based on historical results and current estimates, management does not believe that environmental expenditures will have a material adverse effect on the consolidated financial position or on the consolidated results of operations or cash flows in any given year.

Legal Proceedings

See Note 18 to the consolidated financial statements for information concerning legal proceedings.

Retirement Benefits

The non-cash pension and OPEB funded status liability increased $341 million to $696 million at December 31, 2008 ($457 million after-tax) from $355 million at December 31, 2007 ($235 million after-tax). The increase was due primarily to the significant reduction in the fair value of the U.S. pension plans’ assets during 2008.

Pension contributions were $20 million in 2008 and $22 million in 2007. Estimates of 2009 contributions are in the range $70 million to $100 million, all of which are required by funding regulations or laws.

Praxair assumes an expected return on plan assets for 2009 in the U.S. of 8.25%. In 2009, consolidated pension expense is expected to be approximately $42 million versus $54 million in 2008 and $50 million in 2007. Consolidated pension expense in 2008 included a settlement charge of $17 million.

See the Critical Accounting Policies section and Note 17 to the consolidated financial statements for a more detailed discussion of the company’s retirement benefits.

Insurance

Praxair purchases insurance to limit a variety of risks, including those related to workers’ compensation, third-party liability and property. Currently, the company self-retains the first $5 million per occurrence for workers’ compensation, general and vehicle liability and retains $2.5 million to $5 million per occurrence at its various properties worldwide. To mitigate its aggregate loss potential above varying retentions, the company purchases insurance coverage from highly rated insurance companies at what it believes are reasonable coverage levels.

At December 31, 2008 and 2007, the company had recorded a total of $39 million and $43 million, respectively, representing an estimate of the retained liability for the ultimate cost of claims incurred and unpaid as of the balance sheet dates. The estimated liability is established using statistical analyses and is based upon historical experience, actuarial assumptions and professional judgment. These estimates are subject to the effects of trends in loss severity and frequency and are subject to a significant degree of inherent variability. If actual claims differ from the company’s estimates, they will be adjusted at that time and financial results could be impacted.

Praxair recognizes estimated insurance proceeds relating to damages at the time of loss only to the extent of incurred losses. Any insurance recoveries for business interruption and for property damages in excess of the net book value of the property are recognized only when realized.

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

To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percent of 2008 Consolidated Sales (a)	Income Statement			Balance Sheet
		Average Year Ended December 31,			December 31,
Currency		2008	2007	2006	2008	2007
European euro	16%	0.67	0.73	0.80	0.71	0.69
Brazilian real	15%	1.80	1.94	2.17	2.34	1.77
Canadian dollar	8%	1.04	1.08	1.14	1.22	0.98
Mexican peso	5%	10.89	10.96	10.91	13.53	10.87
Chinese RMB	2%	6.96	7.63	7.98	6.84	7.31
Indian rupee	2%	42.80	41.48	45.38	48.50	39.44
Korean won	2%	1,056	930	959	1,259	941
Argentinean peso	1%	3.16	3.12	3.08	3.45	3.15
Colombian peso	1%	1,947	2,078	2,358	2,243	2,015
Singaporean dollar	1%	1.41	1.51	1.60	1.44	1.45
Taiwan dollar	1%	31.45	32.85	32.57	33.01	32.54
Thailand bhat	1%	32.54	32.46	38.18	35.00	30.10
Venezuelan bolivar (b)	<1%	2.15	2,150	2,150	2.15	2,150

(a)	Certain Surface technologies segment sales are included in European and Brazilian sales.

(b)	The Central Bank of Venezuela issued a financial regulation dividing the Venezuelan bolivar by 1,000 effective January 1, 2008.

SEGMENT DISCUSSION

The following summary of sales and operating profit by segment provides a basis for the discussion that follows (for additional information concerning Praxair’s segments, see Note 19 to the consolidated financial statements). Praxair evaluates the performance of its reportable segments based on operating profit, excluding special charges. Accordingly, segment operating profit and the following discussion of segment results, including comparisons with prior periods, exclude the impact of the cost reduction program and other charges in the fourth quarter of 2008 and the pension settlement charge in the first quarter 2008.

(Dollar amounts in millions) Year Ended December 31,				Variance
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Sales
North America	$5,939	$5,185	$4,696	15%	10%
Europe	1,502	1,345	1,163	12%	16%
South America	1,889	1,604	1,348	18%	19%
Asia	891	746	636	19%	17%
Surface technologies	575	522	481	10%	9%

	$10,796	$9,402	$8,324	15%	13%

Operating Profit
North America	$1,078	$947	$822	14%	15%
Europe	365	315	266	16%	18%
South America	389	311	252	25%	23%
Asia	149	121	111	23%	9%
Surface technologies	96	92	68	4%	35%

Segment operating profit	2,077	1,786	1,519	16%	18%
Cost reduction program and other charges (a)	(177)	—	—
Pension settlement charge (b)	(17)	—	—

Total operating profit	$1,883	$1,786	$1,519

(a)	See Note 2 to the consolidated financial statements.

(b)	See Note 17 to the consolidated financial statements.

North America

	% Change from Prior Year
	2008	2007
Sales
Volume	1%	3%
Price	6%	3%
Acquisitions/divestitures	4%	3%
Currency	1%	1%
Natural gas	3%	—

Total North America sales change	15%	10%

The North America segment includes Praxair’s industrial gases operations in the U.S., Canada and Mexico.

Sales for 2008 increased $754 million, or 15%, versus 2007. Volume growth of 1% reflects higher sales to the energy and manufacturing markets which were mitigated by lower volumes in the third quarter due to Hurricanes Ike and Gustav and lower volumes in November and December, primarily in the metals, chemicals and electronics end-markets, due to production cut-backs and shut-downs related to the global economic crisis. Higher pricing contributed 6% to sales growth, due to continued strong pricing trends and the pass-through of higher power costs and surcharges. Currency appreciation in Canada contributed 1% to sales. Acquisitions of U.S. and Canadian packaged gas distributors contributed 4% to sales. The contractual pass-through of higher natural gas costs to on-site hydrogen customers increased sales by $136 million, or 3%, for the year with minimal impact on operating profit.

Operating profit for 2008 increased $131 million, or 14%, versus 2007. Strong pricing trends and cost savings from productivity and cost reduction programs were the primary drivers of operating profit growth.

Weak volumes are expected to continue into the first quarter of 2009 as underlying demand is not expected to recover and large customer turnarounds are anticipated.

In 2008, Praxair acquired Kirk Welding Supply, Inc., an independent packaged gas distributor with sales of $28 million in 2007 and operations in Kansas and Missouri as well as several smaller independent packaged gas distributors in the U.S. and Canada.

Sales for 2007 increased $489 million, or 10%, versus 2006. Higher pricing increased sales by 3% due to pricing actions to recover higher costs. Volume growth was 3% due to higher on-site, merchant liquid and packaged gases volumes primarily to the energy and general manufacturing end-markets. Higher sales to the healthcare, electronics and food and beverage markets also contributed to volume growth. Currency appreciation in Canada contributed 1% to sales. Acquisitions contributed 3% to sales. The pass-through of natural gas costs to on-site hydrogen customers was neutral to sales for the year.

Operating profit for 2007 increased $125 million, or 15%, versus 2006. Volume growth, realized price increases and the continued impact of cost-reduction programs were the primary drivers of the strong operating profit growth.

Europe

	% Change from Prior Year
	2008	2007
Sales
Volume	1%	4%
Price	4%	3%
Divestitures	(2)%	—
Currency	9%	9%

Total Europe sales change	12%	16%

Praxair’s European industrial gases business is primarily in Italy, Spain, Germany and the Benelux region. On April 1, 2008, Praxair completed the sale of its majority interest in Maxima Air Separation Center Ltd. with operations in Israel which did not have a material impact on the consolidated financial statements in 2008. Maxima contributed $27 million to sales in 2007.

Sales for 2008 increased $157 million, or 12%, versus 2007. Favorable currency contributed 9% to sales growth. Volume growth of 1% was due to new business and new applications and higher sales to the chemicals, healthcare and food and beverage markets. Volume growth during the year was partially offset by lower volumes in the fourth quarter driven by cutbacks by steel and chemical customers in Germany and lower sales to the metals and general manufacturing end-markets in Spain. Realized price increases of 4% included the pass-through of higher energy, power and distribution costs. The divestiture of the industrial gas business in Israel decreased sales by 2% for the year.

Operating profit for 2008 increased $50 million, or 16%, versus 2007. Operating profit for 2008 included a $10 million gain related to net income hedges (see Note 12 to the consolidated financial statements). Excluding the impact of net income hedge gains, operating profit increased $40 million, or 13%. Operating profit growth was driven by increased sales volumes, the continued impact of cost-reduction programs and currency appreciation.

Lower volumes are expected to continue into the first quarter of 2009 due to significant customer shut-downs.

Sales for 2007 increased $182 million, or 16%, versus 2006. Volume growth of 4% was due to new business in Spain and Germany and strong homecare and packaged gas sales in Spain. Realized price increases of 3% included the pass-through of higher energy and power costs. Currency appreciation contributed 9% to sales growth.

Operating profit for 2007 increased $49 million, or 18%, versus 2006. Operating profit growth was driven by increased sales volumes, the continued impact of cost-reduction programs and currency appreciation.

In November 2007, Praxair acquired a 50% interest in the industrial gases business of Yara International ASA of Norway. This joint venture, Yara Praxair AS, is accounted for as an equity investment in the consolidated financial statements.

South America

	% Change from Prior Year
	2008	2007
Sales
Volume	5%	6%
Price	7%	6%
Currency	6%	10%
Equipment sale	—	(3)%

Total South America sales change	18%	19%

Praxair’s South American industrial gases operations are conducted by its subsidiary, White Martins Gases Industriais Ltda. (White Martins), the largest industrial gases company in Brazil. White Martins also manages Praxair’s operations in Argentina, Bolivia, Chile, Colombia, Paraguay, Peru, Uruguay and Venezuela.

Sales for 2008 increased $285 million, or 18%, versus 2007. Excluding the impact of currency, sales increased 12% for the year primarily due to higher sales in the manufacturing, healthcare and food and beverage markets and realized price increases. Volume growth was mitigated by lower on-site volumes to commodity producers and lower sales to export industries in the fourth quarter, particularly in metals and chemicals.

Operating profit in 2008 increased $78 million, or 25%, versus 2007. Operating profit for 2008 included currency related net gains of $8 million which primarily consisted of net income hedge gains (see Note 12 to the consolidated financial statements). Excluding the impact of the currency related net gains in 2008, operating profit increased $70 million, or 23%. 2008 operating profit also included amounts related to various contingencies in Brazil reflecting current developments which, on a net basis, were not significant. Underlying operating profit growth was due to strong organic growth in the first three quarters across all major end-markets. Currency appreciation also contributed to operating profit growth in 2008.

Significantly lower volumes are expected in the first quarter of 2009 due to anticipated large customer shut-downs.

Sales for 2007 increased $256 million, or 19%, versus 2006. 2006 included an equipment sale to a Venezuela customer. Excluding the equipment sale in 2006 and currency appreciation, sales increased 12%, primarily due to higher sales in the manufacturing, metals and food and beverage markets and realized price increases.

Operating profit in 2007 increased $59 million, or 23%, versus 2006. Increased volumes, the continued impact of cost-reduction programs, and higher pricing, which outpaced inflationary pressures, all contributed to operating profit growth. Currency also contributed to operating profit growth in 2007.

Asia

	% Change from Prior Year
	2008	2007
Sales
Volume	11%	11%
Price	8%	—
Currency	—	6%

Total Asia sales change	19%	17%

The Asia segment includes Praxair’s industrial gases operations in China, India, Korea and Thailand, with smaller operations in Japan, Malaysia and Taiwan.

Sales for 2008 increased $145 million, or 19%, versus 2007. Volume growth of 11% was due to higher on-site and merchant sales in most major end-markets due to new business and new plant start-ups. Price increases contributed 8% to sales. Higher pricing for rare and specialty gases due to strong demand and tight supply for certain products contributed to these increases.

Operating profit for 2008 increased $28 million, or 23%, versus 2007. Increased sales volumes and productivity initiatives were the primary drivers of operating profit growth.

A slowdown in volumes is expected for the first quarter of 2009 due to the Chinese New Year and extended holiday shut-downs.

Sales for 2007 increased $110 million, or 17%, versus 2006. Excluding the impact of currency appreciation, sales increased 11% due to strong sales to the electronics, metals and manufacturing markets in China, India and Korea.

Operating profit for 2007 increased $10 million, or 9%, versus 2006. Increased sales volumes and productivity initiatives were the primary drivers of operating profit growth partially offset by increased operating costs due to the ramp-up in staffing to support new projects expected to start up over the next several years.

Surface Technologies

	% Change from Prior Year
	2008	2007
Sales
Volume/price	5%	11%
Acquisitions/divestiture	—	(7)%
Currency	5%	5%

Total Surface technologies sales change	10%	9%

Surface technologies provides high-performance coatings and thermal-spray powders in the U.S. and Europe, with smaller operations in Asia and Brazil.

Sales for 2008 increased $53 million, or 10%, versus 2007. Underlying growth was due to strong coatings volumes for industrial gas turbines and oilfield drilling parts and realized price increases, partially offset by lower coatings volumes to the aviation markets due to delays in the production of plane engines. Currency appreciation, primarily in Europe, contributed 5% to sales growth.

Operating profit for 2008 increased $4 million, or 4%, versus 2007. Increased sales volumes and productivity initiatives were the primary drivers of operating profit growth.

Sales for 2007 increased $41 million, or 9%, versus 2006. Sales increased 16% excluding the impact of the divestiture of its aviation services business in July 2006. The strong sales growth was primarily due to higher volumes of industrial coatings for power turbines and OEM aircraft engine parts and realized price increases. Currency appreciation, primarily in Europe, contributed 5% to sales growth.

Operating profit for 2007 increased $24 million, or 35%, versus 2006. 2006 included a gain of $7 million from the aviation services divestiture. Excluding the gain from the aviation services divestiture in 2006, underlying operating profit increased $31 million, or 51%. The increase was principally driven by volume growth as well as the favorable benefits of ongoing cost reduction actions and pricing actions to offset increasing raw material costs.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

(Millions of dollars)
Year Ended December 31,	2008	2007	2006
Net Cash Provided by (Used for)

Operating Activities
Net income plus depreciation and amortization	$2,061	$1,951	$1,684
Working capital	63	(179)	103
Cost reduction program and other charges, net of payments	149	—	—
Pension contributions	(20)	(22)	(126)
Other – net	(215)	208	91

Total provided by operating activities	$2,038	$1,958	$1,752

Investing Activities
Capital expenditures	$(1,611)	$(1,376)	$(1,100)
Acquisitions	(130)	(476)	(14)
Divestitures and asset sales	54	39	126

Total used for investing	$(1,687)	$(1,813)	$(988)

Financing Activities
Debt increases (reductions) – net	$987	$795	$(378)
Issuances (purchases) of stock – net	(892)	(636)	(220)
Cash dividends	(468)	(381)	(323)
Excess tax benefit on stock option exercises	54	63	29
Minority interest transactions and other	(14)	(11)	(13)

Total used for financing	$(333)	$(170)	$(905)

Other Financial Data (a)
Debt-to-capital ratio	53.8%	43.4%	39.9%
After-tax return on capital	15.3%	15.3%	14.6%

(a)	Non-GAAP measures. See the “Non-GAAP Financial Measures” section for definitions and reconciliations to reported amounts.

Cash Flows from Operations

2008 compared with 2007

Cash flow from operations increased $80 million to $2,038 million in 2008 from $1,958 million in 2007. The increase was principally a result of the reduction in working capital, higher net income and higher depreciation and amortization partially offset by tax payments in 2008 included in Other-net.

2007 compared with 2006

Cash flow from operations increased $206 million to $1,958 million in 2007 from $1,752 million in 2006. The increase was principally a result of higher net income and lower pension contributions compared with 2006, partially offset by working capital growth related to the strong sales increase and increased income tax payments.

Investing

2008 compared with 2007

Net cash used for investing activities of $1,687 million in 2008 decreased $126 million versus 2007. The decrease was primarily due to lower acquisitions spending partially offset by higher capital expenditures.

Capital expenditures in 2008 were $1,611 million, an increase of $235 million from 2007. This increase reflects new investment in customer on-site supply systems supported by long-term customer contracts primarily in North America, South America and Asia.

Acquisition expenditures in 2008 were $130 million, a decrease of $346 million from 2007. 2008 included the acquisition of Kirk Welding Supply Inc., an independent packaged gas distributor in the United States, and several small acquisitions in North America, Europe and South America. 2007 included several larger acquisitions including an industrial gas business in Mexico, an independent packaged gas distributor in the United States and the acquisition of a 50% interest in an industrial gas business in Norway (see Note 3 to the consolidated financial statements).

Divestitures and asset sales in 2008 totaled $54 million, an increase of $15 million from 2007. 2008 includes the proceeds from the divestiture of the industrial gas business in Israel.

On a worldwide basis, capital expenditures for 2009 are expected to be in the range of $1,400 million to $1,500 million. By region, over half of forecasted capital expenditures will be for projects in North America, the largest of which are energy-related hydrogen projects. The second largest region for investment is Asia, driven by two large oxygen plants in China to supply coal gasifiers for chemicals customers. The company also has a large number of projects in South America supplying metals, manufacturing, paper, electronics and chemicals customers.

The pace of new project proposals has slowed due to the uncertain economic environment, however, the company has a strong backlog of projects under contract with customers that are expected to be completed and come on-stream in 2009 through 2011.

2007 compared with 2006

Net cash used for investing activities of $1,813 million in 2007 increased $825 million versus 2006. The increase was primarily due to higher capital expenditures and acquisitions.

Capital expenditures in 2007 were $1,376 million, an increase of $276 million from 2006. This increase reflects new investment in customer on-site supply systems supported by long-term customer contracts primarily in North America, South America and Asia.

Acquisition expenditures in 2007 were $476 million, an increase of $462 million from 2006 levels primarily due to the acquisitions of Linde AG’s industrial gas business in Mexico and Mittler Supply Inc., an independent packaged gas distributor in the United States in the first quarter of 2007, and the acquisition of a 50% interest in the industrial gas business of Yara International ASA of Norway in the fourth quarter of 2007 (see Note 3 to the consolidated financial statements).

Divestitures and asset sales in 2007 totaled $39 million, a decrease of $87 million from 2006. 2006 included the proceeds from the divestiture of the aviation services business and a Turkish joint venture.

Financing

Praxair’s financing strategy is to secure long-term committed funding at attractive interest rates by issuing U.S. public notes and debentures and commercial paper backed by long-term bank credit agreements. Its international operations are funded through a combination of local borrowing and inter-company funding to minimize the total cost of funds and to manage and centralize currency exchange exposures. As deemed necessary, Praxair manages its exposure to interest-rate changes through the use of financial derivatives (see Note 12 to the consolidated financial statements and Item 7A. Quantitative and Qualitative Disclosures About Market Risk).

The current United States credit environment has not had, and at this time is not expected to have, a significant adverse impact on the company’s liquidity. The company continues to have access to the commercial paper markets, and expects to continue to generate strong operating cash flows. While the impact of continued volatility in the global credit markets cannot be predicted with certainty, the company believes that it has sufficient operating flexibility, cash reserves, and funding sources to maintain adequate amounts of liquidity to meet its business needs around the world. At December 31, 2008, the company’s credit ratings as reported by Standard & Poor’s and Moody’s were A-1 and P-1 for short-term debt, respectively, and A and A-2 for long-term debt, respectively. Additionally, the company plans to maintain its undistributed earnings of foreign subsidiaries to support foreign growth opportunities and reduce local debt.

Note 11 to the consolidated financial statements includes information with respect to the company’s current debt position and available credit facilities. Such credit facilities are with major financial institutions and are non-cancellable until maturity. Therefore, the company believes the risk of the financial institutions being unable to make required loans under the credit facilities, if requested, to be very low. Praxair’s major bank credit and long-term debt agreements contain standard financial covenants which the company is in compliance with at December 31, 2008 and expects to remain in compliance with for the foreseeable future.

Cash used for financing activities was $333 million in 2008 compared to $170 million in 2007. This increase was primarily due an increase in purchases of common stock, net of issuances and higher dividends, partially offset by an increase in net debt borrowings. Cash dividends of $468 million increased $87 million, or 23%, versus 2007 ($1.50 per share for 2008 compared to $1.20 per share 2007).

On July 23, 2008, the company’s board of directors approved a new $1 billion share repurchase program authorizing the company to repurchase shares from time to time on the open market or through negotiated transactions, subject to market and business conditions. Share repurchases under this program are expected to be completed over the next two years and will be financed by available cash and debt. This program is in addition to the $1 billion share repurchase program approved in July 2007. As of December 31, 2008, the 2007 program had been completed and $622 million of share repurchases had been completed under the 2008 program, leaving an additional $378 million remaining authorized for purchase.

At December 31, 2008, Praxair’s total debt outstanding was $5,025 million, $833 million higher than $4,192 million at December 31, 2007. The increase in debt was primarily to fund share repurchases and capital expenditures during 2008. The December 31, 2008 debt balance includes $3,777 million in public securities and $1,248 million representing primarily worldwide bank borrowings. Praxair’s global effective borrowing rate was approximately 5% for 2008.

Other Financial Data

Praxair’s debt-to-capital ratio increased to 53.8% at December 31, 2008 versus 43.4% at December 31, 2007. The increase is due to higher debt levels related primarily to net stock repurchases and a decrease in shareholders’ equity due to currency and pension asset movements reflected in other accumulated comprehensive income (loss).

After-tax return on capital in 2008 remained flat with 2007 at 15.3%. Earnings growth was in-line with the increase in capital.

See the “Non-GAAP Financial Measures” section for definitions and reconciliation of these non-GAAP measures to reported amounts.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The following table sets forth Praxair’s material contractual obligations and other commercial commitments as of December 31, 2008:

(millions of dollars)	Due or expiring by December 31,
	2009	2010	2011	2012	2013	Thereafter	Total
Long-term debt obligations
Debt and capitalized lease maturities	$674	$56	$1,011	$653	$354	$1,635	$4,383
Contractual interest	151	138	136	106	89	163	783
Operating leases	89	74	55	42	35	87	382
Retirement obligations	128	26	26	26	27	140	373
Unconditional purchase obligations	350	238	163	137	91	362	1,341
Construction commitments	925	408	8	—	—	—	1,341
Guarantees and other	145	58	—	—	—	11	214

Total Contractual Obligations	$2,462	$998	$1,399	$964	$596	$2,398	$8,817

Long-term debt and capitalized lease maturities of $4,383 million are more fully described in Note 11 to the consolidated financial statements and are included on the company’s balance sheet as long-term liabilities. $1,137 million of commercial paper has been reflected in 2011 and 2012 maturities due to the company’s intent and ability to refinance this debt on a long-term basis.

Contractual interest on long-term debt of $783 million represents interest the company is contracted to pay on outstanding long-term debt and capital lease obligations, calculated on a basis consistent with planned debt maturities. At December 31, 2008, Praxair had fixed-rate debt of $2,677 million and floating-rate debt of $2,348 million. The rate assumed for floating-rate debt was the rate in effect at December 31, 2008.

Obligations under operating leases of $382 million represent non-cancelable contractual obligations primarily for manufacturing and distribution equipment and office space. See Note 4 to the consolidated financial statements for further details.

Retirement obligations of $373 million include estimates of pension plan contributions and expected future benefit payments for unfunded pension and postretirement benefits other than pensions (OPEB). Pension plan contributions are forecast through 2009 only. For purposes of the table, $100 million has been included for 2009 based on the range of $70 million to $100 million. Expected future unfunded pension and OPEB benefit payments are forecast through 2018. Contribution and unfunded benefit payment estimates are based upon current valuation assumptions. Estimates of pension contributions after 2009 and unfunded benefit payments after 2018 are not included in the table because the timing of their resolution cannot be estimated. Retirement obligations are more fully described in Note 17 to the consolidated financial statements.

Unconditional purchase obligations of $1,341 million represent contractual commitments under various long- and short-term take-or-pay arrangements with suppliers. These obligations are primarily minimum-purchase commitments for helium, electricity, natural gas and feedstock used to produce atmospheric gases, carbon dioxide and hydrogen. During 2008, payments under these contracts totaled $1,153 million, including $484 million for electricity and $456 million for natural gas. A significant portion of these obligations is passed on to customers through similar take-or-pay contractual arrangements. Purchase obligations that are not passed along to customers do not represent a significant risk to Praxair.

Construction commitments of $1,341 million represent outstanding commitments to customers or suppliers to complete authorized construction projects as of December 31, 2008. A significant portion of Praxair’s capital spending is related to the construction of new production facilities to satisfy customer commitments which may take a year or more to complete. Significant commitments include two large hydrogen plants to supply hydrogen and steam to BP’s refinery complex in Whiting, Indiana and a large hydrogen plant in northern California to supply Chevron’s Richmond Refinery.

Guarantees and other of $214 million include $70 million relating to Praxair’s contingent obligations under guarantees of certain debt of unconsolidated affiliates, $108 million relating to put option agreements with certain affiliated companies and $36 million of various guarantees relating to outstanding receivables and repurchase agreements. Unconsolidated equity investees had total debt of approximately $489 million at December 31, 2008, which was non-recourse to Praxair with the exception of the guaranteed portions described above. The put option agreements are primarily related to majority-owned packaged gas subsidiaries in the United States and give the minority shareholders the right to require Praxair to purchase their shares at a predefined price calculation. Praxair has no financing arrangements with closely-held related parties.

Undrawn outstanding letters of credit, bank guarantees and surety bonds valued at approximately $944 million from financial institutions are not included in the table because the timing of their resolution cannot be estimated. See Note 18 to the consolidated financial statements.

Long-term FIN 48 tax liabilities totaling $305 million, including related interests and penalties, are not included in the table because the timing of their resolution cannot be estimated. See Note 5 to the consolidated financial statements for disclosures surrounding uncertain income tax positions under FIN 48.

Also, see Note 18 to the consolidated financial statements for more information concerning commitments and contingencies.

CRITICAL ACCOUNTING POLICIES

The policies discussed below are considered by management to be critical to understanding Praxair’s financial statements and accompanying Notes prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). Their application places significant importance on management’s judgment as a result of the need to make estimates of matters that are inherently uncertain. Praxair’s financial position, results of operations and cash flows could be materially affected if actual results differ from estimates made. These policies are determined by management and have been reviewed by Praxair’s Audit Committee.

Depreciable Lives of Property, Plant and Equipment

Praxair’s net property, plant and equipment at December 31, 2008 was $7,922 million, representing 61% of the company’s consolidated total assets. Depreciation expense for the year ended December 31, 2008 was $827 million, or 9% of total operating costs. Management judgment is required in the determination of the estimated depreciable lives that are used to calculate the annual depreciation expense and accumulated depreciation.

Property, plant and equipment are recorded at cost and depreciated over the assets’ estimated useful lives on a straight-line basis for financial reporting purposes. The estimated useful life represents the projected period of time that the asset will be productively employed by the company and is determined by management based on many factors, including historical experience with similar assets, technological life cycles, geographic locations and contractual supply relationships with on-site customers. Circumstances and events relating to these assets, such as on-site contract modifications, are monitored to ensure that changes in asset lives or impairments (see “Asset Impairment”) are identified and prospective depreciation expense or impairment expense is adjusted accordingly. Praxair’s largest asset values relate to cryogenic air-separation production plants with depreciable lives of principally 15 years.

Based upon the assets as of December 31, 2008, if depreciable lives of machinery and equipment, on average, were increased or decreased by one year, annual depreciation expense would be decreased by approximately $37 million or increased by approximately $41 million, respectively.

Pension Benefits

Pension benefits represent financial obligations that will be ultimately settled in the future with employees who meet eligibility requirements. Because of the uncertainties involved in estimating the timing and amount of future payments, significant estimates are required to calculate pension expense and liabilities related to the company’s plans. The company utilizes the services of several independent actuaries, whose models are used to facilitate these calculations.

Several key assumptions are used in actuarial models to calculate pension expense and liability amounts recorded in the financial statements. Management believes the three most significant variables in the models are the expected long-term rate of return on plan assets, the discount rate, and the expected rate of compensation increase. The actuarial models also use assumptions for various other factors, including employee turnover, retirement age, and mortality. Praxair management believes the assumptions used in the actuarial calculations are reasonable, reflect the company’s experience and expectations for the future and are within accepted practices in each of the respective geographic locations in which it operates. Actual results in any given year will often differ from actuarial assumptions because of economic and other factors.

The weighted-average expected long-term rates of return on pension plan assets were 8.25% for U.S. plans and 8.50% for international plans for the year ended December 31, 2008 (8.25% and 8.70%, respectively, at December 31, 2007). These rates are determined annually by management based on a weighted average of current and historical market trends, historical and expected portfolio performance and the current and expected portfolio mix of investments. A 0.50% change in these expected long-term rates of return, with all other variables held constant, would change Praxair’s pension expense by approximately $8 million.

The company has consistently used a market-related value of assets rather than the fair value at the measurement date to determine annual pension expense. The market-related value recognizes investment gains or losses over a five-year period. As a result, changes in the fair value of assets from year to year are not immediately reflected in the company’s annual pension expense. Instead, annual pension expense in future periods will be impacted as deferred investment gains or losses are recognized in the market-related value of assets over the five-year period. Due to the recent decline in the fair value of pension assets, the consolidated market-related value of assets was $1,524 million, or $412 million higher than the fair value of assets of $1,112 million at December 31, 2008.

These net deferred investment losses of $412 million will be recognized in the calculation of the market-related value of assets ratably over the next four years and will impact future pension expense annually through 2013. Future actual investment gains or losses will impact the market-related value of assets and, therefore, will impact future annual pension expense in a similar manner.

The weighted-average discount rates for pension plan liabilities were 6.50% for U.S. plans and 8.20% for international plans at December 31, 2008 (6.20% and 6.85%, respectively, at December 31, 2007). These rates are used to calculate the present value of plan liabilities and are determined annually by management. The discount rate for the U.S. plan is established utilizing a bond matching model provided by the company’s independent actuaries. The portfolio of bonds includes only corporate bonds graded AA by Moody’s or Standard & Poor’s and matches the U.S. plan’s projected cash flows to the spot rates and calculates the single equivalent discount rate which produces the same present value. The discount rates for the remaining international plans are based on market yields for high-quality fixed income investments representing the approximate duration of the pension liabilities on the measurement date. A 0.50% change in discount rates, with all other variables held constant, would change Praxair’s pension expense by approximately $12 million and would impact the projected benefit obligation (PBO) by approximately $97 million.

The weighted-average expected rate of compensation increase was 3.25% for U.S. plans and 4.00% for international plans at December 31, 2008 (3.50% and 3.00%, respectively, at December 31, 2007). The estimated annual compensation increase is determined by management every year and is based on historical trends and market indices. A 0.50% change in the expected rate of compensation increase, with all other variables held constant, would change Praxair’s pension expense by approximately $10 million and would impact the PBO by approximately $39 million.

Asset Impairment

Goodwill

At December 31, 2008, the company had goodwill of $1,909 million, which represents the aggregate of the excess purchase price for acquired businesses over the fair value of the net assets acquired.

The company performs a goodwill impairment test annually in the second quarter or more frequently if events or circumstances indicate that an impairment loss may have been incurred, and no impairments were indicated. Due to the significant recessionary business environment in 2008 and the resulting drop in market values for most companies, including Praxair, the company has continuously re-evaluated the likelihood of goodwill impairments in its reporting units subsequent to the second quarter test, and does not believe there is indication of impairment. At December 31, 2008, Praxair’s enterprise value was approximately $23 billion (outstanding shares multiplied by the year-end stock price plus debt, and without any control premium) while its total capital was $9 billion.

The impairment test requires that the company estimate and compare the fair value of its reporting units to their carrying value, including goodwill. Reporting units are determined in accordance with the guidance in SFAS 142, “Goodwill and Other Intangible Assets,” and generally are at a level below the reportable segments. Fair value is determined through the use of projected future cash flows, multiples of earnings and sales and other factors.

Such analysis requires the use of certain future market assumptions and discount factors, which are subjective in nature. Estimated values can be affected by many factors beyond the company’s control such as business and economic trends, government regulation, and technological changes. Management believes that the assumptions used to determine fair value are appropriate and reasonable. However, changes in circumstances or conditions affecting these assumptions could have a significant impact on the fair value determination, which could then result in a material impairment charge to the company’s results of operations.

See Note 9 to the consolidated financial statements for disclosures concerning the carrying value of goodwill by reportable segment.

Property, Plant and Equipment

Property, plant and equipment is tested for impairment in accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an individual asset or asset group may not be recoverable. To assess recoverability, the company compares the estimated undiscounted future cash flows expected to be generated from the asset or asset group to the carrying amount of the asset or asset group. If the undiscounted future cash flows are less than the carrying amount of the asset or asset group, an impairment charge reducing the carrying amount to fair value is required. Fair value is determined based on the most appropriate valuation technique, including discounted cash flows. This analysis requires management to make various subjective estimates and assumptions, including the amount of projected future cash flows related to the asset or asset group, the useful life over which cash flows will occur and the asset’s residual value, if any.

Income Taxes

At December 31, 2008, Praxair had deferred tax assets of $634 million (net of valuation allowances of $245 million), and deferred tax liabilities of $1,058 million. Income tax expense was $465 million for the year ended December 31, 2008.

Effective January 1, 2007, the company adopted FIN 48 which provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. At December 31, 2008, such uncertain tax positions totaled $312 million (see Notes 1 and 5 to the consolidated financial statements).

In the preparation of consolidated financial statements, Praxair estimates income taxes based on diverse legislative and regulatory structures that exist in various jurisdictions where the company conducts business. Deferred income tax assets and liabilities represent tax benefits or obligations that arise from temporary differences due to differing treatment of certain items for accounting and income tax purposes. Praxair evaluates deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character (e.g. capital gain versus ordinary income treatment), amount and timing to result in their recovery. A valuation allowance is established when management determines that it is more likely than not that a deferred tax asset will not be realized to reduce the assets to their realizable value. Considerable judgments are required in establishing deferred tax valuation allowances and in assessing exposures related to tax matters. As events and circumstances change, related reserves and valuation allowances are adjusted to income at that time. Praxair’s tax returns are subject to audit and local taxing authorities could challenge the company’s tax positions. The company’s practice is to review tax filing positions by jurisdiction and to record provisions for uncertain income tax positions as required by FIN 48, including interest and penalties when applicable. Praxair believes it records and/or discloses such potential tax liabilities as appropriate and has reasonably estimated its income tax liabilities and recoverable tax assets. If new information becomes available, adjustments are charged against income at that time. Management does not anticipate that such adjustments would have a material adverse effect on the company’s consolidated financial position or liquidity; however, it is possible that the final outcomes could have a material impact on the company’s reported results of operations.

Contingencies

In accordance with SFAS No. 5, “Accounting for Contingencies,” the company accrues liabilities for non-income tax contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. If new information becomes available or losses are sustained in excess of recorded amounts, adjustments are charged against income at that time. Management does not anticipate that in the aggregate such losses would have a material adverse effect on the company’s consolidated financial position or liquidity; however, it is possible that the final outcomes could have a material impact on the company’s reported results of operations.

Praxair is subject to various claims, legal proceedings and government investigations that arise from time to time in the ordinary course of business. These actions are based upon alleged environmental, tax, antitrust and personal injury claims, among others (see Note 18 to the consolidated financial statements). Such contingencies are significant and the accounting requires considerable management judgments in analyzing each matter to assess the likely outcome and the need for establishing appropriate liabilities and providing adequate disclosures. Praxair believes it records and/or discloses such potential contingencies as appropriate and has reasonably estimated its liabilities.

NEW ACCOUNTING STANDARDS

See Note 1 to the consolidated financial statements for information concerning new accounting standards and the impact of the implementation of these standards on the company’s financial statements.

Fair Value Measurements

Praxair does not expect changes in the aggregate fair value of its financial assets and liabilities to have a material impact on the consolidated financial statements. See Note 13 to the consolidated financial statements.

NON-GAAP FINANCIAL MEASURES

The company presents the following non-GAAP financial measures in Items 6 and 7 of this annual report on Form 10-K. These measures are intended to supplement investors’ understanding of the company’s financial information by providing measures which investors, financial analysts and management use to help evaluate the company’s financing leverage, return on net assets employed and operating performance. Special items which the company does not believe to be indicative of on-going business trends are excluded from these calculations so that investors can better evaluate and analyze historical and future business trends on a consistent basis. Definitions of these non-GAAP measures may not be comparable to similar definitions used by other companies and are not a substitute for similar GAAP measures.

Year ended December 31,	2008	2007	2006	2005	2004
After-tax return on capital (a)	15.3%	15.3%	14.5%	12.9%	12.5%
Return on equity (a)	26.8%	24.6%	23.1%	21.2%	20.4%
Debt-to-capital	53.8%	43.4%	39.9%	45.6%	47.9%

(a)	Effective in 2008, the company changed its methodology for calculating the ROC and ROE to use a trailing five-quarter average of the ending capital and shareholders’ equity balances, respectively. The company believes using the average ending balances for the previous five quarters more accurately reflects the changes in the capital and shareholders’ equity balances over the course of the year. Full year ROC and ROC calculations for prior periods have been restated to reflect the current methodology.

After-Tax Return on Capital

After-tax return on capital is a measure used by investors, financial analysts and management to evaluate the return on net assets employed in the business. ROC measures the after-tax operating profit that the company was able to generate with the investments made by all parties in the business (debt, minority interests and shareholders’ equity).

(Dollar amounts in millions)	2008	2007	2006	2005	2004
Year Ended December 31,
Reported operating profit	$1,883	$1,786	$1,519	$1,293	$1,103
Add: cost reduction program and other charges *	177	—	—	—	—
Add: pension settlement charge **	17	—	—	—	—
Less: pro forma stock option expense	—	—	—	(40)	(42)

Adjusted operating profit	$2,077	$1,786	$1,519	$1,253	$1,061

Less: adjusted taxes
Reported income taxes	465	419	355	376	232
Add: tax benefit on cost reduction program and other charges *	59	—	—	—	—
Add: tax benefit on pension settlement charge **	6	—	—	—	—
Less: tax benefit on pro forma stock option expense	—	—	—	(14)	(14)
Less: Repatriation and other income tax charges	—	—	—	(92)	—

Adjusted taxes	(530)	(419)	(355)	(270)	(218)
Less: tax benefit on interest expense (a)	(56)	(45)	(41)	(42)	(39)
Add: equity income	36	26	10	15	11

Net operating profit after-tax (NOPAT)	$1,527	$1,348	$1,133	$956	$815

Beginning capital	$9,655	$7,943	$7,551	$7,358	$6,099
First quarter ending capital	$10,127	$8,433	$7,740	$7,321	$6,177
Second quarter ending capital	$10,584	$8,784	$7,926	$7,373	$6,405
Third quarter ending capital	$10,142	$9,120	$7,877	$7,370	$6,462
Year-end ending capital	$9,336	$9,655	$7,943	$7,551	$7,358
Five-quarter average capital	$9,969	$8,787	$7,807	$7,395	$6,500

After-tax return on capital	15.3%	15.3%	14.5%	12.9%	12.5%

(a)	Tax benefit on interest expense is computed using the effective rate adjusted for non-recurring income tax benefits and charges. The effective rates used were as follows: 2008, 28%; 2007, 26%; 2006, 26%; 2005, 26%; and 2004, 25%.

Return on Equity

Return on equity is a measure used by investors, financial analysts and management to evaluate operating performance from a Praxair shareholder perspective. ROE measures the net income that the company was able to generate with the money shareholders have invested.

(Dollar amounts in millions)	2008	2007	2006	2005	2004
Year Ended December 31,
Reported income before accounting change	$1,211	$1,177	$988	$732	$697
Add: cost reduction program and other charges*	114	—	—	—	—
Add: pension settlement charge**	11	—	—	—	—
Less: pro forma stock option expense, net of taxes	—	—	—	(26)	(28)
Add: Repatriation and other income tax charges	—	—	—	92	—

Adjusted income before accounting change	$1,336	$1,177	$988	$798	$669

Beginning shareholders’ equity	$5,142	$4,554	$3,902	$3,608	$3,088
First quarter ending shareholders’ equity	$5,209	$4,467	$4,125	$3,651	$3,136
Second quarter ending shareholders’ equity	$5,671	$4,850	$4,269	$3,821	$3,181
Third quarter ending shareholders’ equity	$4,891	$4,862	$4,494	$3,873	$3,369
Year-end ending shareholders’ equity	$4,009	$5,142	$4,554	$3,902	$3,608
Five-quarter average shareholders’ equity	$4,984	$4,775	$4,269	$3,771	$3,276

Return on equity	26.8%	24.6%	23.1%	21.2%	20.4%

*	2008 includes the impact of cost reduction program and other charges of $177 million, $114 million after-tax and minority interests (see Note 2 to the consolidated financial statements).

**	2008 includes a pension settlement charge of $17 million, $11 million after-tax (see Note 17 to the consolidated financial statements).

Debt-to-Capital Ratio

The debt-to-capital ratio is a measure used by investors, financial analysts and management to provide a measure of financial leverage and insights into how the company is financing its operations.

(Dollar amounts in millions)	2008	2007	2006	2005	2004
Year Ended December 31,
Total capital
Debt	$5,025	$4,192	$3,167	$3,447	$3,525
Minority interests	302	321	222	202	225
Shareholders’ equity	4,009	5,142	4,554	3,902	3,608

	$9,336	$9,655	$7,943	$7,551	$7,358

Debt-to-capital ratio	53.8%	43.4%	39.9%	45.6%	47.9%

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Praxair is exposed to market risks relating to fluctuations in interest rates and currency exchange rates. The objective of financial risk management at Praxair is to minimize the negative impact of interest rate and foreign exchange rate fluctuations on the company’s earnings, cash flows and equity.

To manage these risks, Praxair uses various derivative financial instruments, including interest-rate swaps, currency swaps, forward contracts, currency options and commodity contracts. Praxair only uses commonly traded and non-leveraged instruments. These contracts are entered into primarily with major banking institutions thereby minimizing the risk of credit loss. Also, see Notes 1 and 12 to the consolidated financial statements for a more complete description of Praxair’s accounting policies and use of such instruments.

The following discussion presents the sensitivity of the market value, earnings and cash flows of Praxair’s financial instruments to hypothetical changes in interest and exchange rates assuming these changes occurred at December 31, 2008. The range of changes chosen for these discussions reflect Praxair’s view of changes which are reasonably possible over a one-year period. Market values represent the present values of projected future cash flows based on interest rate and exchange rate assumptions.

Interest Rate and Debt Sensitivity Analysis

At December 31, 2008, Praxair had debt totaling $5,025 million ($4,192 million at December 31, 2007). There were no interest-rate swap agreements outstanding at December 31, 2008 and 2007. When considered necessary, interest-rate swaps are entered into as hedges of underlying financial instruments to effectively change the characteristics of the interest rate without actually changing the underlying financial instrument. For fixed-rate instruments, interest-rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating-rate instruments, interest-rate changes generally do not affect the fair market value but impact future earnings and cash flows, assuming other factors are held constant.

At December 31, 2008, Praxair had fixed-rate debt of $2,677 million and floating-rate debt of $2,348 million, representing 53% and 47%, respectively, of total debt. At December 31, 2007, Praxair had fixed-rate debt of $2,552 million and floating-rate debt of $1,640 million, representing 61% and 39%, respectively, of total debt. Holding other variables constant (such as foreign exchange rates, swaps and debt levels), a one-percentage-point decrease in interest rates would increase the unrealized fair market value of the fixed-rate debt by approximately $128 million ($116 million in 2007). At December 31, 2008 and 2007, the after-tax earnings and cash flows impact for the subsequent year resulting from a one-percentage-point increase in interest rates would be approximately $16 million and $11 million, respectively, holding other variables constant.

Exchange Rate Sensitivity Analysis

Praxair’s exchange-rate exposures result primarily from its investments and ongoing operations in South America (primarily Brazil, Argentina and Colombia), Europe (primarily Italy, Spain and Germany), Canada, Mexico, Asia (primarily China, India, Korea, Malaysia, Taiwan and Thailand) and other business transactions such as the procurement of equipment from foreign sources. Among other techniques, Praxair utilizes foreign exchange forward contracts and options to hedge these exposures. At December 31, 2008, Praxair had $636 million notional amount ($776 million at December 31, 2007) of foreign exchange contracts of which $616 million ($606 million in 2007) were to hedge recorded balance-sheet exposures and $20 million ($170 million in 2007) were to hedge anticipated future net income. See Note 12 to the consolidated financial statements.

Holding other variables constant, if there were a 10% adverse change in foreign-currency exchange rates for the portfolio, the fair market value of foreign-currency contracts outstanding at December 31, 2008 and 2007 would decrease by approximately $1 million and $8 million, respectively, which would be largely offset by an offsetting gain or loss on the foreign-currency fluctuation of the underlying exposure being hedged.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S STATEMENT OF RESPONSIBILITY FOR FINANCIAL STATEMENTS

Praxair’s consolidated financial statements are prepared by management, which is responsible for their fairness, integrity and objectivity. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applied on a consistent basis, except for accounting changes as disclosed, and include amounts that are estimates and judgments. All historical financial information in this annual report is consistent with the accompanying financial statements.

Praxair maintains accounting systems, including internal accounting controls, monitored by a staff of internal auditors, that are designed to provide reasonable assurance of the reliability of financial records and the protection of assets. The concept of reasonable assurance is based on recognition that the cost of a system should not exceed the related benefits. The effectiveness of those systems depends primarily upon the careful selection of financial and other managers, clear delegation of authority and assignment of accountability, inculcation of high business ethics and conflict-of-interest standards, policies and procedures for coordinating the management of corporate resources, and the leadership and commitment of top management. In compliance with Section 404 of the Sarbanes-Oxley Act of 2002, Praxair assessed its internal control over financial reporting and issued a report (see below).

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has completed an integrated audit of Praxair’s 2008, 2007 and 2006 consolidated financial statements and of its internal control over financial reporting as of December 31, 2008 in accordance with the standards of the Public Company Accounting Oversight Board (United States) as stated in their report appearing on page 47.

The Audit Committee of the Board of Directors, which consists solely of non-employee directors, is responsible for overseeing the functioning of the accounting system and related controls and the preparation of annual financial statements. The Audit Committee periodically meets with management, internal auditors and the independent accountants to review and evaluate their accounting, auditing and financial reporting activities and responsibilities, including management’s assessment of internal control over financial reporting. The independent registered public accounting firm and internal auditors have full and free access to the Audit Committee and meet with the committee, with and without management present.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Praxair’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (often referred to as COSO). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2008.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued their opinion on the company’s internal control over financial reporting as of December 31, 2008 as stated in their report appearing on page 47.

/s/ STEPHEN F. ANGEL	/s/ MATTHEW J. WHITE
Stephen F. Angel	Matthew J. White
Chairman, President and Chief Executive Officer	Vice President and Controller

/s/ JAMES S. SAWYER
James S. Sawyer	Danbury, Connecticut
Executive Vice President and Chief Financial Officer	February 24, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of Praxair, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Praxair, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, and on the company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the company has changed the manner in which it accounts for uncertain tax positions in 2007.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers

Stamford, Connecticut

February 24, 2009

CONSOLIDATED STATEMENTS OF INCOME

PRAXAIR, INC. AND SUBSIDIARIES

(Dollar amounts in millions, except per share data)

Year Ended December 31,	2008	2007	2006
Sales	$10,796	$9,402	$8,324
Cost of sales, exclusive of depreciation and amortization	6,495	5,557	4,968
Selling, general and administrative	1,312	1,190	1,086
Depreciation and amortization	850	774	696
Research and development	97	98	87
Cost reduction program and other charges	177	—	—
Pension settlement charge	17	—	—
Other income (expenses) – net	35	3	32

Operating Profit	1,883	1,786	1,519
Interest expense – net	198	173	155

Income Before Taxes	1,685	1,613	1,364
Income taxes	465	419	355

	1,220	1,194	1,009
Minority interests	(45)	(43)	(31)
Income from equity investments	36	26	10

Net Income	$1,211	$1,177	$988

Per Share Data
Basic earnings per share	$3.87	$3.69	$3.05

Diluted earnings per share	$3.80	$3.62	$3.00

Weighted Average Shares Outstanding (000’s)
Basic shares outstanding	312,658	318,997	323,495
Diluted shares outstanding	318,302	324,842	329,293

The accompanying Notes on pages 52 to 84 are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

PRAXAIR, INC. AND SUBSIDIARIES

(Dollar amounts in millions)

December 31,	2008	2007
Assets
Cash and cash equivalents	$32	$17
Accounts receivable – net	1,604	1,723
Inventories	445	474
Prepaid and other current assets	220	194

Total Current Assets	2,301	2,408
Property, plant and equipment – net	7,922	7,963
Equity investments	416	387
Goodwill	1,909	1,967
Other intangible assets – net	121	134
Other long-term assets	385	523

Total Assets	$13,054	$13,382

Liabilities and Equity
Accounts payable	$820	$818
Short-term debt	642	788
Current portion of long-term debt	674	40
Accrued taxes	150	309
Other current liabilities	693	695

Total Current Liabilities	2,979	2,650
Long-term debt	3,709	3,364
Other long-term liabilities	1,356	1,048
Deferred credits	699	857

Total Liabilities	8,743	7,919

Commitments and contingencies (Note 18)

Minority interests	302	321
Shareholders’ equity
Common stock $0.01 par value, authorized – 800,000,000 shares, issued 2008 – 377,026,109 shares and 2007 – 373,144,668 shares	4	4
Additional paid-in capital	3,328	3,074
Retained earnings	6,068	5,325
Accumulated other comprehensive income (loss)	(1,768)	(672)
Less: Treasury stock, at cost (2008 – 70,164,741 shares and 2007 – 57,656,517 shares)	(3,623)	(2,589)

Total Shareholders’ Equity	4,009	5,142

Total Liabilities and Equity	$13,054	$13,382

The accompanying Notes on page 52 to 84 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

PRAXAIR, INC. AND SUBSIDIARIES

(Millions of dollars)

Year Ended December 31,	2008	2007	2006
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income	$1,211	$1,177	$988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	850	774	696
Cost reduction program and other charges, net of payments (Note 2)	149	—	—
Deferred income taxes	(23)	37	90
Share-based compensation	45	42	42
Non-cash charges and other	3	(18)	(6)
Working capital
Accounts receivable	119	(223)	(90)
Inventories	21	(71)	(15)
Prepaid and other current assets	(4)	(1)	1
Payables and accruals	(73)	116	207
Pension contributions	(20)	(22)	(126)
Long-term assets, liabilities and other	(240)	147	(35)

Net cash provided by operating activities	2,038	1,958	1,752

Investing
Capital expenditures	(1,611)	(1,376)	(1,100)
Acquisitions	(130)	(476)	(14)
Divestitures and asset sales	54	39	126

Net cash used for investing activities	(1,687)	(1,813)	(988)

Financing
Short-term debt borrowings (repayments) – net	(45)	524	(338)
Long-term debt borrowings	1,723	831	490
Long-term debt repayments	(691)	(560)	(530)
Issuances of common stock	185	323	267
Purchases of common stock	(1,077)	(959)	(487)
Cash dividends	(468)	(381)	(323)
Excess tax benefit on stock option exercises	54	63	29
Minority interest transactions and other	(14)	(11)	(13)

Net cash used for financing activities	(333)	(170)	(905)

Effect of exchange rate changes on cash and cash equivalents	(3)	6	4

Change in cash and cash equivalents	15	(19)	(137)
Cash and cash equivalents, beginning-of-year	17	36	173

Cash and cash equivalents, end-of-year	$32	$17	$36

Supplemental Data
Taxes paid	$326	$262	$190
Interest paid	$223	$209	$168

The accompanying Notes on pages 52 to 84 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

PRAXAIR, INC. AND SUBSIDIARIES

(Dollar amounts in millions, except per share data, shares in thousands)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Note 7)			Total
	Common Stock					Treasury Stock
Activity	Shares	Amounts				Shares	Amounts
Balance, December 31, 2005	363,713	$4	$2,489	$4,022	$(1,257)	41,374	$(1,356)	$3,902
Net income				988				988
Translation adjustments					175			175
Minimum pension liability, net of $89 million taxes					139			139

Comprehensive income								1,302
Dividends on common stock ($1.00 per share)				(323)				(323)
Issuances of common stock
For the dividend reinvestment and stock purchase plan	91		5					5
For employee savings and incentive plans	3,841		155			(3,113)	107	262
Purchases of common stock						8,523	(490)	(490)
Tax benefit from stock options			38					38
Share-based compensation			42					42
Initial funded status – SFAS No. 158, net of $111 million taxes					(184)			(184)

Balance, December 31, 2006	367,645	$4	$2,729	$4,687	$(1,127)	46,784	$(1,739)	$4,554
Net income				1,177				1,177
Translation adjustments					438			438
Derivative instruments					1			1
Funded status – retirement obligations, net of $11 million taxes					16			16

Comprehensive income								1,632
FIN 48 initial adoption (Note 5)				(158)				(158)
Dividends on common stock ($1.20 per share)				(381)				(381)
Issuances of common stock
For the dividend reinvestment and stock purchase plan	82		6					6
For employee savings and incentive plans	5,418		220			(2,483)	103	323
Purchases of common stock						13,356	(953)	(953)
Tax benefit from stock options			77					77
Share-based compensation			42					42

Balance, December 31, 2007	373,145	$4	$3,074	$5,325	$(672)	57,657	$(2,589)	$5,142
Net income				1,211				1,211
Translation adjustments					(871)			(871)
Derivative instruments					(3)			(3)
Funded status – retirement obligations, net of $119 million taxes (Notes 7 & 17)					(222)			(222)

Comprehensive income								115
Dividends on common stock ($1.50 per share)				(468)				(468)
Issuances of common stock
For the dividend reinvestment and stock purchase plan	92		7					7
For employee savings and incentive plans	3,789		141			(910)	52	193
Purchases of common stock						13,418	(1,086)	(1,086)
Tax benefit from stock options			61					61
Share-based compensation			45					45

Balance, December 31, 2008	377,026	$4	$3,328	$6,068	$(1,768)	70,165	$(3,623)	$4,009

The accompanying Notes on pages 52 to 84 are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRAXAIR, INC. AND SUBSIDIARIES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations – Praxair, Inc. and its subsidiaries (Praxair or company) comprise one of the largest industrial gases companies worldwide, and the largest in North and South America. Praxair produces, sells and distributes atmospheric, process and specialty gases, and high-performance surface coatings to a diverse group of industries including aerospace, chemicals, electronics, energy, food and beverage, healthcare, manufacturing and metals.

Principles of Consolidation – The consolidated financial statements include the accounts of all significant subsidiaries where control exists and, in limited situations, variable-interest entities where the company is the primary beneficiary. Equity investments generally consist of 20% to 50% owned operations where the company exercises significant influence. Operations less than 20% owned, where the company does not exercise significant influence, are generally carried at cost. Pre-tax income from equity investments that are partnerships or limited-liability corporations (LLC) is included in Other income (expenses) – net with related taxes included in Income taxes. Remaining equity earnings are reported as Income from equity investments, net of income taxes. Partnership and LLC net assets are reported as Equity investments in the balance sheet. Significant inter-company transactions are eliminated and any significant related-party transactions have been disclosed.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While actual results could differ, management believes such estimates to be reasonable.

Revenue Recognition – Revenue is recognized when: a firm sales agreement exists; product is shipped or services are provided to customers; and collectibility of a fixed or determinable sales price is reasonably assured. Sales returns and allowances are not a normal practice in the industry and are de minimis.

A small portion of the company’s revenues relate to long-term construction contracts and are generally recognized using the percentage-of-completion method. Under this method, revenues from sales of major equipment, such as large air-separation facilities, are recognized based primarily on cost incurred to date compared with total estimated cost. Changes to total estimated cost and anticipated losses, if any, are recognized in the period determined.

For contracts that contain multiple products and/or services, amounts assigned to each component are based on its objectively determined fair value, such as the sales price for the component when it is sold separately or competitor prices for similar components.

Certain of the company’s customer contracts qualify for lease accounting treatment under EITF Issue 01-8, “Determining Whether an Arrangement Contains a Lease.” The associated revenue streams are classified as rental revenue and are not significant.

Amounts billed for shipping and handling fees are recorded as sales, generally on FOB destination terms, and costs incurred for shipping and handling are recorded as cost of sales.

Amounts billed for sales and use taxes, value-added taxes, and certain excise and other specific transactional taxes imposed on revenue producing transactions are presented on a net basis and are not included in sales in the consolidated statement of income.

Cash Equivalents – Cash equivalents are considered to be highly liquid securities with original maturities of three months or less.

Inventories – Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out (LIFO) method for certain U.S. operations and the average-cost method for most other operations.

Property, Plant and Equipment – Net – Property, plant and equipment are carried at cost, net of accumulated depreciation. The company capitalizes interest as part of the cost of constructing major facilities (see Note 7). Depreciation is calculated on the straight-line method based on the estimated useful lives of the assets, which range from 3 years to 40 years (see Note 8). Praxair uses accelerated depreciation methods for tax purposes where appropriate. Maintenance of property, plant and equipment is generally expensed as incurred.

The company performs a test for impairment whenever events or changes in circumstances indicate that the carrying amount of an individual asset or asset group may not be recoverable. Should projected undiscounted future cash flows be less than the carrying amount of the asset or asset group, an impairment charge reducing the carrying amount to fair value is required. Fair value is determined based on the most appropriate valuation technique, including discounted cash flows.

Asset-Retirement Obligations – An asset-retirement obligation is recognized in the period in which sufficient information exists to determine the fair value of the liability with a corresponding increase to the carrying amount of the related property, plant and equipment which is then depreciated over its useful life. The liability is initially measured at discounted fair value and then accretion expense is recorded in each subsequent period. The company’s asset-retirement obligations are primarily associated with its on-site long-term supply arrangements where the company has built a facility on land leased from the customer and is obligated to remove the facility at the end of the contract term. The company’s asset-retirement obligations are not material to its financial statements.

Foreign Currency Translation – For most foreign operations, the local currency is the functional currency and translation gains and losses are reported as part of the Accumulated other comprehensive income (loss) component of Shareholders’ equity as a cumulative translation adjustment (see Note 7). For other foreign operations, the U.S. dollar is the functional currency and translation gains and losses are included in income.

Financial Instruments – Praxair enters into various derivative financial instruments to manage its exposure to fluctuating interest and currency exchange rates and energy costs. Such instruments primarily include interest-rate swap and treasury lock agreements; currency-swap agreements; forward contracts; currency options; and commodity-swap agreements. These instruments are not entered into for trading purposes. Praxair only uses commonly traded and non-leveraged instruments. There are two types of derivatives the company enters into: hedges of fair-value exposures and hedges of cash-flow exposures. Fair-value exposures relate to recognized assets or liabilities, and firm commitments; while cash-flow exposures relate to the variability of future cash flows associated with recognized assets or liabilities, or forecasted transactions.

When a derivative is executed and hedge accounting is appropriate, it is designated as either a fair-value hedge or a cash-flow hedge. Currently, Praxair designates all interest-rate and commodity-swap agreements as hedges; however, currency contracts are generally not designated as hedges for accounting purposes. All derivatives are linked to an appropriate underlying exposure. On an ongoing basis, the company assesses the hedge effectiveness of all derivatives designated as hedges to determine if they continue to be highly effective in offsetting changes in fair values or cash flows of the underlying hedged items. If it is determined that the hedge is not highly effective, then hedge accounting will be discontinued prospectively.

Changes in the fair value of derivatives designated as fair-value hedges are recognized in earnings as an offset to the change in the fair values of the underlying exposures being hedged. The changes in fair value of derivatives that are designated as cash-flow hedges are deferred in accumulated other comprehensive income (loss) and are reclassified to earnings as the underlying hedged transaction affects earnings. Any ineffectiveness is recognized in earnings immediately. Derivatives that are entered into for risk-management purposes and are not designated as hedges (primarily related to anticipated net income and currency derivatives other than for firm commitments) are recorded at their fair market values and recognized in current earnings.

The company recognizes the changes in the fair value associated with currency contracts as follows: hedges of debt instruments are recorded in interest expense and generally offset the underlying hedged items. Hedges of other balance-sheet exposures, commodity contracts, forecasted transactions, lease obligations, firm commitments and anticipated future net income are recognized in Other income (expenses) – net and generally offset the underlying hedged items. Hedges of net investments in foreign subsidiaries are recognized in the cumulative translation adjustment component of Accumulated other comprehensive income (loss) on the consolidated balance sheet to offset translation gains and losses associated with the hedged net investment.

Praxair uses the following methods and assumptions to estimate the fair value of each class of financial instrument. The fair value of interest-rate swaps, treasury locks and currency-exchange contracts is estimated based on market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third-party pricing services, brokers and market transactions. The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. Due to their nature, the carrying value of cash, short-term investments and short-term debt, receivables and payables approximates fair value.

Goodwill – Acquisitions are accounted for using the purchase method which requires allocation of the purchase price to assets acquired and liabilities assumed based on estimated fair values. Any excess of the purchase price over the fair value of the assets and liabilities acquired is recorded as goodwill (see Note 9). Allocations of the purchase price are based on preliminary estimates and assumptions at the date of acquisition and are subject to revision based on final information received, including appraisals and other analyses which support underlying estimates.

Goodwill is reviewed annually in the second quarter or more frequently if events or circumstances indicate that an impairment may have occurred. The impairment test requires that the company estimate and compare the fair value of its reporting units to their carrying value. Fair value is determined through the use of projected future cash flows, multiples of earnings and sales and other factors.

Other Intangible Assets – Customer and license/use agreements, non-compete agreements and patents and other intangibles are amortized over the estimated period of benefit (see Note 10). The determination of the estimated period of benefit will be dependent upon the use and underlying characteristics of the intangible asset. Praxair evaluates the recoverability of its intangible assets subject to amortization when facts and circumstances indicate that the carrying value of the asset may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is generally estimated based on either appraised value or other valuation techniques.

Income Taxes – Deferred income taxes are recorded for the temporary differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. Valuation allowances are established against deferred tax assets whenever circumstances indicate that it is more likely than not that such assets will not be realized in future periods.

Effective January 1, 2007, the company adopted FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109”, which provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under FIN 48, the company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, the company accrues interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest and penalties are classified as income tax expense in the financial statements. See Note 5 for additional information relating to the adoption of FIN 48 and required disclosures.

Prior to 2007, in accordance with SFAS No. 5, the provision for income taxes included probable exposures for tax matters and related interest and penalties when assessed, if applicable.

Retirement Benefits – Most Praxair employees participate in a form of defined benefit or contribution retirement plan, and additionally certain employees are eligible to participate in various post-employment health care and life insurance benefit plans. The cost of such benefits is recognized over the employees’ expected service period to the company in accordance with the applicable accounting standards. The funded status of the plans is recorded as an asset or liability in the consolidated balance sheets in accordance with SFAS No. 158. Funding of retirement benefits varies and is in accordance with local laws and practices. See Note 17 for additional information relating to retirement programs.

Share-based Compensation – In 2006, the company adopted Statement of Financial Accounting Standard (SFAS) No. 123 (revised 2004), “Share-Based Payment” and related interpretations (SFAS No. 123R) which require the measurement and recognition of compensation expense for all share-based awards to employees and directors based on their fair value. The company has granted share-based awards which consist of stock options, restricted stock and performance-based stock. Share-based compensation expense is generally recognized on a straight-line basis over the stated vesting period. For stock awards granted to full-retirement-eligible employees, compensation expense is recognized over the period from the grant date to the date retirement eligibility is achieved. For performance-based awards, compensation expense is recognized only if it is probable that the performance condition will be achieved.

The company adopted SFAS No. 123R using the modified prospective transition method and, accordingly, prior periods have not been restated to reflect the impact of expensing stock options. Share-based compensation expense is recorded for all new and unvested stock options that are expected to vest over the service period beginning on January 1, 2006.

See Note 16 for additional disclosures relating to share-based compensation.

Recently Issued Accounting Standards

Accounting Standards Implemented in 2008

Fair Value Measurements – Effective January 1, 2008, Praxair partially adopted SFAS No. 157, for financial assets and liabilities and certain non-financial assets and liabilities that are recognized and disclosed at fair value in the financial statements on a recurring basis. Pursuant to FASB Staff Position (FSP) No. 157-2, Praxair deferred adopting SFAS No. 157 for non-financial assets and liabilities recognized at fair value on a non-recurring basis until January 1, 2009. SFAS No. 157 defines the method of determining fair value and requires additional disclosure about the use of fair value to measure assets and liabilities on a market based exit price methodology. Praxair values financial instruments using observable market based inputs where they exist. Praxair carries derivative assets and liabilities and certain other financial assets at fair value. See Note 13.

Also effective January 1, 2008, Praxair adopted SFAS No. 159. This standard permits companies, at their option, to choose to measure many financial instruments and certain other items at fair value. Praxair elected to not fair value existing eligible items.

Accounting Standards to be Implemented

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which requires enhanced disclosures about plan assets in an employer’s defined benefit plan or other postretirement benefit plan. These disclosures will be required for Praxair beginning with the fiscal year 2009 financial statements.

In November 2008, the Emerging Issues Task Force (“EITF”) ratified EITF 08-6, “Equity Method Investment Accounting Considerations.” This issue clarifies the accounting for equity method investments considering the significant changes to the guidance for business combinations and the accounting for consolidated subsidiaries and the increased use of fair value measurements as a result of SFAS No. 141(R) and SFAS No. 160 (see below). This EITF is effective for Praxair on January 1, 2009 and it is not expected to have a significant impact on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” which requires enhanced disclosures on the effect of derivatives on a company’s financial statements. These disclosures will be required for Praxair beginning with the first quarter 2009 interim consolidated financial statements.

In February 2008, the FASB issued FSP No. 157-2 which delays the effective date of SFAS No. 157 until January 1, 2009 for Praxair for all non-financial assets and liabilities, except those that are recognized and disclosed at fair value in the financial statements on a recurring basis. The adoption of this standard is not expected to have a significant impact on the consolidated financial statements as it relates to its non-financial assets and liabilities that are not disclosed at fair value in the financial statements on a recurring basis.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations,” which will change the way the Company accounts for business combinations. The more significant changes under this standard will require more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date and all acquisition related costs to be expensed. This standard also requires additional disclosures by the acquirer. This standard is effective on a prospective basis on January 1, 2009 for Praxair and its adoption is not expected to have a significant impact on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling interests in Consolidated Financial Statements,” which addresses the accounting and reporting for noncontrolling interests (currently referred to as minority interests). From a presentation perspective, SFAS No. 160 requires noncontrolling interests in subsidiaries to be classified as a separate component of equity in the consolidated financial statements. Also, the amount of net income attributable to the noncontrolling interests will be included in consolidated net income on the face of the statement of income. SFAS No. 160 requires changes in ownership interest that result either in consolidation or deconsolidation to be recorded at fair value through earnings, including the retained ownership interest, while changes that do not result in either consolidation or deconsolidation of a subsidiary are treated as equity transactions. This standard is effective on January 1, 2009 for Praxair and its adoption is not expected to have a significant impact on the consolidated financial statements. The standard requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.

In December 2007, the EITF ratified EITF 07-1, “Accounting for Collaborative Arrangements.” This issue addresses the accounting for collaborative arrangements in which no legal entity is created. The EITF requires revenues and costs under a collaborative arrangement to be reported on a gross basis if the entity is a principal to an arrangement or on a net basis if the entity is an agent and requires specific disclosures for material arrangements. This EITF is effective for Praxair on January 1, 2009 and it is not expected to have a significant impact on the consolidated financial statements.

Reclassifications – Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.

NOTE 2. 2008 COST REDUCTION PROGRAM AND OTHER CHARGES

In the fourth quarter 2008, Praxair recorded pre-tax charges totaling $177 million ($114 million after-tax and minority interests), including $118 million relating to severance and other exit costs associated with a previously announced global cost reduction program which was initiated in response to the continuing economic downturn. Other charges of $59 million reflect recent developments related primarily to social tax matters in Brazil. Amounts were determined based on formal plans approved by management using the best information available; any differences with actual amounts incurred will be adjusted when determined.

Following is a summary of the charges by reportable segment. Corporate costs of $4 million have been allocated to segments based on sales.

(Millions of Dollars)	Cost Reduction Program			Other Charges	Total
	Severance Costs	Costs Associated with Exit or Disposal Activities	Total Cost Reduction Program
North America	$25	$39	$64	$—	$64
Europe	14	2	16	—	16
South America	9	10	19	59	78
Asia	1	4	5	—	5
Surface technologies	6	8	14	—	14

	$55	$63	$118	$59	$177

Cost Reduction Program

The severance costs of $55 million are for the termination of approximately 1,675 employees; 1,260 related to cost reduction initiatives spread across all segments, and 415 related to exit or disposal activities. At December 31, 2008, 1,090 of these positions have been eliminated, including 74% of the cost reduction initiatives. The remaining actions are planned to be completed in 2009 primarily as businesses are sold or shut down.

The non-severance costs of $63 million associated with exit or disposal activities include asset write-downs and other costs associated with non-strategic activities, net of expected sale proceeds which are not significant. Following is a summary of such activities:

(i)	The North America charges of $39 million include $ 35 million relate to the decisions to sell or otherwise dispose of three small businesses; costs associated with the consolidation of several warehouse facilities, and; the write-down of certain patents and other intangible assets related to a product line that is being discontinued – all servicing the electronics end market in the United States. The remaining $4 million is primarily related to cost reduction initiatives to consolidate, sell and/or otherwise dispose of certain assets associated with the U.S. homecare end market;

(ii)	The Europe charges of $2 million relate primarily to a product line that is being discontinued and a warehouse consolidation related to the electronics end market;

(iii)	The South America charges of $10 million relate to decisions to sell two small businesses in Brazil relating to manufacturing and services for non-core markets;

(iv)	The Asia charges of $ 4 million are associated with capital project restructurings, and

(v)	The surface technologies charges of $8 million relate to decisions to sell three small businesses related to the company’s surface technologies business in Europe.

Other Charges

The other charges of $59 million primarily reflect the impacts of recent developments related to ongoing social tax claims in Brazil. The most significant of the charges are for a series of cases that originated during the 1990’s relating to VAT taxes in the state of Sao Paulo. Management has decided to voluntarily take advantage of a fourth quarter government program (referred to as “PPI/ICMS”) which allows companies to settle outstanding cases for a significantly reduced amount of interest, penalties and court fees rather than continue to challenge the assessment. Other charges resulted from management’s evaluation of a fourth quarter ruling and other developments.

Cash Requirements

The total cash requirements of the cost reduction program and other charges are estimated to be approximately $83 million, of which $28 million was paid in the 2008 fourth quarter. The company estimates that the majority of the remaining $55 million will be paid in 2009.

Classification in the consolidated financial statements

The pre-tax cost reduction program and other charges of $177 million are shown as a separate line item on the consolidated statement of operations; the tax impact of $59 million is reflected in income taxes and the minority interests impact was $4 million. In the consolidated balance sheets, asset write-offs are recorded as a reduction to the carrying value of the related assets and unpaid amounts are recorded as short-term or long-term liabilities (see Note 7). On the consolidated statement of cash flows, the pre-tax impact of the cost reduction program and other charges, net of cash payments, is shown as an adjustment to reconcile net income to net cash provided by operating activities. In Note 19 Praxair excluded these special charges in its management definition of segment operating profit; a reconciliation of segments operating profit to consolidated operating profit is shown within the operating profit table.

The following table summarizes the activities related to the company’s cost reduction and other charges during 2008:

(Millions of dollars)	Cost Reduction Program			Other Charges	Total
	Severance Costs	Costs Associated with Exit or Disposal Activities	Total Cost Reduction Program
Cost reduction program and other charges	$55	$63	$118	$59	$177
Less: Cash payments	(15)	—	(15)	(13)	(28)
Less: Non-cash asset write-offs	—	(55)	(55)	(40)	(95)
Foreign currency translation	2	(1)	1	—	1

Balance, December 31, 2008	$42	$7	$49	$6	$55

NOTE 3. ACQUISITIONS

The results of operations of these businesses have been included in Praxair’s consolidated statements of income since their respective dates of acquisition.

During 2008, Praxair acquired Kirk Welding Supply, Inc., an independent packaged gas distributor with operations in Kansas and Missouri and completed several smaller acquisitions in North America, South America and Europe. The aggregate purchase price for the acquisitions was $130 million and resulted in the recognition of $63 million of goodwill.

In March 2007, Praxair acquired Linde AG’s industrial gas business in Mexico and Mittler Supply, Inc., an independent packaged gas distributor with operations across the midwestern United States. The aggregate purchase price for these acquisitions was $297 million and resulted in the recognition of $173 million of goodwill and $51 million of intangible assets, primarily consisting of customer and license/use agreements. In addition, in November 2007, Praxair formed a new majority-owned packaged gas distribution subsidiary in the Mid-Atlantic region of the United States by contributing portions of its current operations and acquiring an independent distributor, GT&S, Inc. This was a non-monetary transaction and, therefore, is not reflected in the consolidated statement of cash flows. The transaction resulted in the recognition of approximately $67 million in goodwill and $16 million in intangible assets, primarily consisting of customer and license/use agreements. The transaction also resulted in an increase of $59 million in minority interests and $82 million in short-term debt. These acquisitions will strengthen Praxair’s presence and ability to serve customers in their respective geographies.

On November 30, 2007, Praxair acquired a 50% interest in the industrial gases business of Yara International ASA of Norway for $117 million. This joint venture, Yara Praxair Holding AS, represents Praxair’s entry into the Scandinavian market and is accounted for as an equity investment in the consolidated financial statements.

Other acquisitions in 2008, 2007 and 2006 were not significant.

NOTE 4. LEASES

In the normal course of its business, Praxair enters into various leases as the lessee, primarily involving manufacturing and distribution equipment and office space. Non-cancelable operating lease commitments extending for more than one year require future minimum payments totaling $382 million at December 31, 2008 as follows: 2009, $89 million; 2010, $74 million; 2011, $55 million; 2012, $42 million; 2013, $35 million and $87 million thereafter. The present value of these future lease payments under operating leases is approximately $324 million. Total lease and rental expenses under operating leases were $111 million in 2008, $105 million in 2007 and $97 million in 2006. Capital leases are not significant and are included in property, plant and equipment – net. Related obligations are included in debt.

Praxair’s leases where it is the lessor are not significant.

NOTE 5. INCOME TAXES

Pre-tax income applicable to U.S. and foreign operations is as follows:

(Millions of dollars) Year Ended December 31,	2008	2007	2006
United States	$532	$491	$424
Foreign	1,153	1,122	940

Total income before income taxes	$1,685	$1,613	$1,364

The following is an analysis of the provision for income taxes:

(Millions of dollars) Year Ended December 31,	2008	2007	2006
Current tax expense
U.S. Federal	$197	$140	$77
State and local	12	12	11
Foreign	279	230	177

	488	382	265

Deferred tax expense
U.S. Federal	(26)	8	52
State and Local	(3)	—	—
Foreign	6	29	38

	(23)	37	90

Total income taxes	$465	$419	$355

An analysis of the difference between the provision for income taxes and the amount computed by applying the U.S. statutory income tax rate to pre-tax income follows:

(Dollar amounts in millions) Year Ended December 31,	2008		2007		2006
U.S. statutory income tax rate	$590	35%	$565	35.0%	$477	35.0%
State and local taxes – net of federal benefit	5	0.3%	7	0.5%	7	0.5%
U.S. tax credits and deductions (a)	(10)	(0.6)%	(11)	(0.7)%	(10)	(0.7)%
Foreign tax rate differentials (b)	(118)	(7.0)%	(133)	(8.2)%	(114)	(8.4)%
Tax audit settlements (c)	—	—	—	—	(5)	(0.4)%
Other – net	(2)	(0.1)%	(9)	(0.6)%	—	—

Provision for income taxes	$465	27.6%	$419	26.0%	$355	26.0%

(a)	U.S. tax credits and deductions relate to research and experimentation tax credits, and manufacturing deductions.

(b)	Includes foreign tax rate differentials and various tax incentives primarily in Europe, Asia and South America. Additionally, in 2007, net income tax benefits of $12 million were recorded in Europe, related to tax rate changes, and other adjustments. Other tax rate changes were not significant.

(c)	The tax audit settlements represent non-recurring benefits resulting from the settlement of various tax matters in the U.S.

Net deferred tax liabilities included in the consolidated balance sheet are comprised of the following:

(Millions of dollars) December 31,	2008	2007
Deferred Tax Liabilities
Fixed assets	$857	$922
Exchange gains	68	131
Goodwill	60	47
Other	73	65

	$1,058	$1,165

Deferred Tax Assets
Carryforwards	$313	$401
Benefit plans and related (a)	358	233
Exchange losses	10	41
Inventory	14	9
Accruals and other	184	176

	879	860
Less: Valuation allowances	(245)	(341)

	$634	$519

Net deferred tax liabilities	$424	$646

Recorded in the consolidated balance sheets as:
Current deferred tax assets, net (Note 7)	$107	$86
Long-term deferred tax liabilities, net (Note 7)	531	732

	$424	$646

(a)	Includes deferred taxes of $239 million and $120 million in 2008 and 2007, respectively, related to pension/OPEB funded status.

Praxair evaluates deferred tax assets quarterly to ensure that estimated future taxable income will be sufficient in character (e.g., capital gain versus ordinary income treatment), amount and timing to result in their recovery. After considering the positive and negative evidence, a valuation allowance is established when management determines that it is more likely than not (i.e., greater than 50% likelihood) that a deferred tax asset will not be realized to reduce the assets to their realizable value. Considerable judgment is required in establishing deferred tax valuation allowances. At December 31, 2008, Praxair had $313 million of deferred tax assets relating to net operating losses and tax credits (primarily foreign). Of this amount, $211 million relates to NOLs (primarily in one Brazilian subsidiary) for which Praxair has a 100% valuation allowance. The valuation allowances are required because management has determined, based on financial projections and available tax strategies, which management anticipates will continue to eliminate future taxable income, that it is unlikely that any of the NOLs will be utilized in the foreseeable future. The remaining $102 million of carryforwards, $85 million U.S. and $17 million foreign, expire through 2028 and have $34 million of valuation allowances recorded. If events or circumstances change, valuation allowances would be adjusted at that time resulting in an income tax benefit or charge. The decrease in carryforwards and valuation allowances in 2008 is primarily related to currency movements.

A provision has not been made for additional U.S. Federal or foreign taxes at December 31, 2008 on $4.4 billion of undistributed earnings of foreign subsidiaries because Praxair intends to reinvest these funds indefinitely to support foreign growth opportunities. It is not practicable to estimate the unrecognized deferred tax liability on these undistributed earnings. These earnings could become subject to additional tax if they are remitted as dividends, loaned to Praxair, or upon sale of the subsidiary’s stock.

FIN 48 – Uncertain Tax Positions

Effective January 1, 2007, the company adopted FIN 48 which provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain tax positions that a company has taken or expects to take on a tax return. The adoption of FIN 48 resulted in a non-cash transition charge of $158 million, recorded as a reduction to beginning retained earnings. The transition adjustment relates primarily to tax positions related to foreign operations where the original tax benefit related to periods prior to 2002.

The company has unrecognized income tax benefits totaling $312 million and $289 million as of December 31, 2008 and December 31, 2007, respectively. Of these amounts, the company has recognized $247 million and $250 million of FIN 48 liabilities as of December 31, 2008 and 2007, respectively which are primarily recorded as other long-term liabilities in the consolidated balance sheets (see Note 7). Unrecognized income tax benefits represent income tax positions taken on income tax returns but not yet recognized in the consolidated financial statements. If recognized, essentially all of the unrecognized tax benefits and related interest and penalties would be recorded as a benefit to income tax expense on the consolidated statement of income.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Millions of dollars)	2008	2007
Unrecognized income tax benefits, January 1	$289	$309
Additions for tax positions of prior years	33	19
Reductions for tax positions of prior years	(11)	(6)
Additions for current year tax positions	30	14
Reductions for settlements with taxing authorities (a)	(11)	(81)
Reductions as a result of a lapse of an applicable statute of limitations	(2)	—
Foreign currency translation	(16)	34

Unrecognized income tax benefits, December 31	$312	$289

(a)	Settlements are uncertain tax positions that were effectively settled with the taxing authorities, including positions where the company has agreed to amend its tax returns to eliminate the uncertainty.

Interest and penalties on tax reserves of $21 million and $20 million were recognized for the years ended December 31, 2008 and December 31, 2007, respectively and were classified as income tax expense in the consolidated statement of income. The company had $68 million and $57 million of accrued interest and penalties as of December 31, 2008 and December 31, 2007, respectively which were recorded in other long-term liabilities in the consolidated balance sheets (see Note 7).

As of December 31, 2008, the company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major Tax Jurisdictions	Open Years
North America
United States	2005 through 2008
Canada	2000 through 2008
Mexico	2003 through 2008

Europe
Germany	2004 through 2008
Italy	2003 through 2008
Spain	1997 through 2008

South America
Brazil	1998 through 2008

Asia
China	2008
India	1999 through 2008
Korea	2003 through 2008
Thailand	2003 through 2008

The company is currently under audit in a number of tax jurisdictions, including the 2005 and 2006 tax years for the United States, which may be settled within the next twelve months. As a result, it is reasonably possible that a change in unrecognized income tax benefits may occur within the next twelve months. At this time, quantification of the estimated range cannot be made. During 2006, the IRS completed its audit and issued its final assessment related to Praxair’s U.S. Federal income tax returns for the 2003 and 2004 tax years, resulting in an immaterial adjustment to the consolidated financial statements.

The company is also subject to income taxes in many hundreds of state and local taxing jurisdictions that are open to tax examinations. Management does not believe these represent a significant financial exposure for the company.

NOTE 6.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing net income for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	2008	2007	2006
Numerator (Millions of Dollars)
Net income	$1,211	$1,177	$988

Denominator (Thousands of Shares)
Weighted average shares outstanding	311,890	317,991	322,444
Shares earned and issuable under compensation plans	768	1,006	1,051

Weighted average shares used in basic earnings per share	312,658	318,997	323,495
Effect of dilutive securities
Performance-based stock awards	199	105	—
Employee stock options	5,445	5,740	5,798

Weighted average shares used in diluted earnings per share	318,302	324,842	329,293

Basic Earnings Per Common Share	$3.87	$3.69	$3.05
Diluted Earnings Per Common Share	$3.80	$3.62	$3.00

Stock options of 3,294,720, 5,540 and 1,000 shares were antidilutive and therefore excluded in the computation of diluted earnings per share for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 7.	SUPPLEMENTAL INFORMATION

Income Statement

(Millions of dollars) Year Ended December 31,	2008	2007	2006
Selling, General and Administrative
Selling	$628	$547	$503
General and administrative	684	643	583

	$1,312	$1,190	$1,086

Depreciation and Amortization
Depreciation	$827	$754	$681
Amortization of other intangibles (Note 10)	23	20	15

	$850	$774	$696

Other Income (Expenses) – Net
Currency related net gains	$23	$(13)	$(3)
Partnership income	21	25	30
Severance expense	(13)	(11)	(15)
Gain (loss) on business divestitures – net	2	11	14
Insurance recoveries	3	—	15
Other – net	(1)	(9)	(9)

	$35	$3	$32

Interest Expense – Net
Interest incurred on debt	$247	$213	$181
Interest capitalized	(44)	(35)	(21)
Amortization of swap termination costs (Note 12)	(5)	(5)	(5)

	$198	$173	$155

Balance Sheet

(Millions of dollars) December 31,	2008	2007

Accounts Receivable
Trade	$1,629	$1,715
Other	112	114

	1,741	1,829
Less: allowance for doubtful accounts (a)	(137)	(106)

	$1,604	$1,723

Inventories (b)
Raw materials and supplies	$141	$129
Work in process	54	61
Finished goods	250	284

	$445	$474

Prepaid and Other Current Assets
Deferred income taxes (Note 5)	$107	$86
Prepaid	46	54
Other	67	54

	$220	$194

Other Long-term Assets
Pension assets (Note 17)	$44	$116
Insurance contracts (c)	84	80
Long-term receivables	78	118
Deposits	71	56
Investments carried at cost	11	13
Deferred charges	15	13
Other	82	127

	$385	$523

Accrued Taxes
FIN 48 tax liabilities (Note 5)	$10	$2
Other accrued taxes	140	307

	$150	$309

Other Current Liabilities
Accrued expenses	$253	$238
Payrolls	172	185
Cost reduction program and other charges (Note 2)	48	—
Pension and postretirement (Note 17)	28	73
Interest payable	28	28
Employee benefit accrual	21	20
Severance	11	15
Insurance reserves	11	12
Other	121	124

	$693	$695

(Millions of dollars) December 31,	2008	2007

Other Long-term Liabilities
Pension and postretirement (Note 17)	$817	$490
Cost reduction program and other charges (Note 2)	7	—
FIN 48 tax liabilities (Note 5)	237	248
FIN 48 interest and penalties (Note 5)	68	57
Insurance reserves	28	31
Other	199	222

	$1,356	$1,048

Deferred Credits
Deferred income taxes (Note 5)	$531	$732
Other	168	125

	$699	$857

Accumulated Other Comprehensive Income (Loss)
Cumulative translation adjustment
North America (d)	$(347)	$(22)
South America (d)	(934)	(521)
Europe	6	28
Asia	(60)	38
Surface technologies	27	40

	(1,308)	(437)
Derivatives – net of taxes	(3)	—
Pension/OPEB funded status obligation (net of $239 million and $120 million taxes in 2008 and 2007, respectively) (Note 17)	(457)	(235)

	$(1,768)	$(672)

(a)	Provisions to the allowance for doubtful accounts were $72 million, $53 million, and $52 million in 2008, 2007, and 2006, respectively. The remaining allowance activity in each period related primarily to write-offs of uncollectible amounts, net of recoveries and currency movements.

(b)	Approximately 8% and 13% of total inventories were valued using the LIFO method at December 31, 2008 and 2007, respectively. If inventories had been valued at current costs, they would have been approximately $16 million and $17 million higher than reported at December 31, 2008 and 2007, respectively.

(c)	Consists primarily of insurance contracts and other investments to be utilized for non-qualified pension and OPEB obligations (see Note 17).

(d)	North America consists of currency translation adjustments in Canada and Mexico while South America relates primarily to Brazil and Argentina.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT – NET

Significant classes of property, plant and equipment are as follows:

(Millions of dollars) December 31,	2008	2007
Machinery and equipment	$13,778	$13,834
Buildings	836	898
Construction in progress and other	1,357	1,156
Land and land improvements	292	288

	16,263	16,176
Less: accumulated depreciation	(8,341)	(8,213)

	$7,922	$7,963

Machinery and equipment includes production plants, tanks, cylinders, transportation equipment and other assets that have useful lives of 3 years to 30 years. Praxair’s largest asset values relate to cryogenic air separation production plants with depreciable lives of principally 15 years. Buildings have useful lives of 25 years to 40 years and land improvements have useful lives of up to 20 years.

NOTE 9. GOODWILL

Changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface technologies	Total
Balance, December 31, 2006	$998	$181	$326	$29	$79	$1,613
Acquisitions (Note 3)	237	1	—	—	—	238
Purchase adjustments	1	—	2	—	—	3
Foreign currency translation	24	43	36	4	6	113

Balance, December 31, 2007	$1,260	$225	$364	$33	$85	$1,967
Acquisitions (Note 3)	53	1	9	—	—	63
Purchase adjustments & other (a)	17	—	(7)	—	5	15
Foreign currency translation	(58)	(61)	(9)	(3)	(5)	(136)

Balance, December 31, 2008	$1,272	$165	$357	$30	$85	$1,909

(a)	2008 purchase adjustments in North America relate primarily to the final purchase accounting for the acquisition of an industrial gas business in Mexico and an independent distributor in the Mid-Atlantic region of the United States.

The annual impairment tests required by SFAS No. 142, “Goodwill and Other Intangible Assets,” for 2008, 2007 and 2006 were performed during the second quarter of each year and no impairments were indicated. Also, there were no indicators of impairment through December 31, 2008.

NOTE 10. OTHER INTANGIBLE ASSETS

The following is a summary of Praxair’s other intangible assets at December 31, 2008 and 2007:

(Millions of dollars) For the year ended December 31, 2008	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2007	$147	$33	$18	$198
Additions (Note 3)	15	8	—	23
Foreign currency translation	(5)	—	—	(5)
Other (a)	(16)	(4)	(8)	(28)

Balance, December 31, 2008	141	37	10	188

Less: accumulated amortization:
Balance, December 31, 2007	(36)	(19)	(9)	(64)
Amortization expense	(16)	(6)	(1)	(23)
Foreign currency translation	1	—	—	1
Other (a)	11	4	4	19

Balance, December 31, 2008	(40)	(21)	(6)	(67)

Net balance at December 31, 2008	$101	$16	$4	$121

(a)	Other primarily relates to the write-down of certain patents and other intangible assets related to a product line that is being discontinued as part of the cost reduction program (see Note 2).

(Millions of dollars) For the year ended December 31, 2007	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2006	$72	$39	$16	$127
Additions (Note 3)	73	7	—	80
Foreign currency translation	4	2	—	6
Other	(2)	(15)	2	(15)

Balance, December 31, 2007	147	33	18	198

Less: accumulated amortization:
Balance, December 31, 2006	(26)	(24)	(6)	(56)
Amortization expense	(10)	(9)	(1)	(20)
Foreign currency translation	(2)	(1)	—	(3)
Other	2	15	(2)	15

Balance, December 31, 2007	(36)	(19)	(9)	(64)

Net balance at December 31, 2007	$111	$14	$9	$134

There are no expected residual values related to these intangible assets. Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $23 million, $20 million and $15 million, respectively. The remaining weighted-average amortization period for intangible assets is approximately 10 years. Total estimated annual amortization expense is as follows: 2009, $19 million; 2010, $17 million; 2011, $16 million; 2012, $13 million; 2013, $12 million and $44 million thereafter.

NOTE 11. DEBT

The following is a summary of Praxair’s outstanding debt at December 31, 2008 and 2007:

(Millions of dollars)	2008	2007
Short-term
Commercial paper and U.S. bank borrowings	$243	$214
European borrowings	18	19
Canadian borrowings	194	325
South American borrowings	—	37
Asian borrowings	168	182
Other international borrowings	19	11

Total short-term debt	642	788

Long-term
U.S. Borrowings
Commercial Paper (c)	1,137	100
6.50% Notes due 2008 (c, d)	—	250
2.75% Notes due 2008 (c, d)	—	300
6.375% Notes due 2012 (a, b)	514	519
3.95% Notes due 2013 (a)	350	349
5.25% Notes due 2014 (a)	400	399
4.625% Notes due 2015 (a, e)	500	—
5.375% Notes due 2016 (a)	400	399
5.20% Notes due 2017 (a)	325	325
Other	8	3

European borrowings	642	656
South American borrowings	52	80
Asian borrowings	48	10
Other international borrowings	—	6
Obligations under capital lease	7	8

	4,383	3,404
Less: current portion of long-term debt	(674)	(40)

Total long-term debt	3,709	3,364

Total debt	$5,025	$4,192

(a)	Amounts are net of unamortized discounts.

(b)	December 31, 2008 and 2007 include a $15 million and $20 million fair value increase, respectively, related to SFAS 133 hedge accounting (see Note 12).

(c)	Classified as long-term because of the company’s intent to refinance this debt on a long-term basis and the availability of such financing under the terms of existing agreements.

(d)	On March 3, 2008 and June 16, 2008, Praxair repaid $250 million of 6.50% notes and $300 million of 2.75% notes that were due, respectively.

(e)	On March 7, 2008, Praxair issued $500 million of 4.625% notes due 2015. The proceeds were used to refinance existing debt, fund share repurchases and for general corporate purposes.

Credit Facilities

The company has the following major credit facilities available for future borrowing at December 31, 2008:

(Millions of dollars)	Total Facility	Borrowings Outstanding	Available for Borrowing	Expires
Senior Unsecured	$1,000	—	$1,000	December 2011
Senior Unsecured	245	—	245	October 2009
Multi-currency	600	94	506	November 2012
Euro (€450 million)	637	637	—	December 2009

	$2,482	$731	$1,751

The company has a $1-billion senior unsecured credit facility with a syndicate of banks that expires in December 2011. In October 2008, the company entered into a $245 million senior unsecured credit facility with a syndicate of banks that expires in October 2009. No borrowings were outstanding under these credit agreements at December 31, 2008 or 2007. Associated fees were not significant in each of the past three years.

The company has a $400-million revolving multi-currency credit facility in Europe and a $200-million revolving credit facility in Canada with a syndicate of international banks that expire in November 2012. At December 31, 2008, $94 million was outstanding against the facility in Canada and there was no balance outstanding against the facility in Europe. At December 31, 2007, $174 million was outstanding against the facility in Canada and there was no balance outstanding against the facility in Europe. The company has the ability to draw against each facility in one of four currencies in amounts not to exceed the then U.S. dollar equivalent of $400 million and $200 million, respectively.

The company has a €450-million borrowing facility with a syndicate of international banks that expires in December 2009. As of December 31, 2008, the amount outstanding against this facility was €450 million, or $637 million (€450 million, or $656 million at December 31, 2007). At December 31, 2008, such borrowings have been classified as current portion of long-term debt. The weighted-average interest rate on this facility at December 31, 2008 was 3.4% (4.8% at December 31, 2007).

Each of the outstanding credit facilities are with major financial institutions and are non-cancellable until maturity.

Covenants

Praxair’s major bank credit and long-term debt agreements contain various covenants which may, among other things, restrict the ability of Praxair to merge with another entity, incur or guarantee debt, sell or transfer certain assets, create liens against assets, enter into sale and leaseback agreements, or pay dividends and make other distributions beyond certain limits. These agreements also require Praxair to not exceed a maximum 65% leverage ratio defined in the agreements as the ratio of consolidated total debt to the sum of consolidated total debt plus consolidated shareholders’ equity of the company. For purposes of the leverage ratio calculation, consolidated shareholders’ equity excludes changes in the cumulative foreign currency translation adjustments after September 30, 2004. At December 31, 2008 the actual leverage ratio was 55% and the company is in compliance with all debt covenants. Also, there are no material adverse change clauses or other subjective conditions that would restrict the company’s ability to borrow under the agreements.

Other Debt Information

At December 31, 2008, $1,137 million of commercial paper has been classified as long term because of the company’s intent to refinance this debt on a long-term basis and the availability of such financing under the terms of its credit agreements.

As of December 31, 2008 and 2007, the weighted-average interest rate of short-term borrowings outstanding was 3.6% and 6.4%, respectively.

Expected maturities on long-term debt are as follows: 2009, $674 million; 2010, $56 million; 2011, $1,011 million; 2012, $653 million; 2013, $354 million and $1,635 million thereafter. At December 31, 2008, $220 million of Praxair’s assets (principally international fixed assets) were pledged as collateral for $26 million of long-term debt, including the current portion of long-term debt.

At December 31, 2008, the estimated fair value of Praxair’s long-term debt portfolio was $4,456 million versus a carrying value of $4,383 million. At December 31, 2007, the estimated fair value of Praxair’s long-term debt portfolio was $3,437 million versus a carrying value of $3,404 million. These differences are attributable to interest-rate changes subsequent to when the debt was issued.

NOTE 12. FINANCIAL INSTRUMENTS

The following table is a summary of the notional amount of currency derivatives outstanding at December 31, 2008 and 2007 (all maturities within one year):

(Millions of dollars)	2008	2007
Currency contracts
Balance sheet items	$616	$606
Anticipated net income	20	170

	$636	$776

Additionally, Praxair had $500 million notional amount of treasury rate lock contracts outstanding at December 31, 2008.

At December 31, 2008, the fair value of all derivative contracts has been recorded in the consolidated balance sheet as $14 million in current assets and $24 million in current liabilities ($4 million in current assets and $13 million in current liabilities at December 31, 2007).

Counterparties to currency exchange forward contracts and options, and treasury rate lock contracts are major banking institutions with credit ratings of investment grade or better and no collateral is required. There are no significant risk concentrations. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.

Currency Contracts

Praxair enters into currency-exchange forward contracts and options to manage its exposure to fluctuations in foreign-currency exchange rates. The anticipated net income hedges outstanding at December 31, 2008 are related to anticipated net income in Brazil. At December 31, 2007, the anticipated net income hedges outstanding are related to anticipated net income in Brazil, Europe and Canada. Other income (expenses) – net includes a gain of $28 million in 2008, a loss of $16 million in 2007 and no impact in 2006, as a result of net-income hedging contracts.

Interest Rate Swaps

There were no interest rate swap agreements outstanding at December 31, 2008 and 2007.

During 2002, Praxair entered into and terminated $500 million notional amount of interest-rate swap agreements that effectively converted fixed-rate interest to variable-rate interest on the $500 million 6.375% notes that mature in April 2012. The termination resulted in a cash gain of $47 million, which Praxair recognized in earnings and was equally offset with a charge to earnings for the changes in the fair value of the underlying debt instrument. This debt increase of $47 million is being recognized in earnings as a reduction to interest expense over the remaining term of the underlying debt, or about ten years. For the year ended December 31, 2008, $5 million was recognized in earnings as a reduction to interest expense ($5 million during each of the years ended December 31, 2007 and 2006) and $15 million remains unrecognized at December 31, 2008 ($20 million at December 31, 2007) (see Note 11).

Treasury Rate Locks

In December 2008, Praxair entered into treasury rate lock contracts (“treasury locks”) totaling $500 million notional amount to hedge the cash flow exposure attributable to the changes in the treasury rate portion of the interest rate on a forecasted debt issuance during the first six months of 2009. The treasury locks were accounted for as cash flow hedges with the resulting fair values of $6 million ($4 million net of taxes) recorded in accumulated other comprehensive income at December 31, 2008. In January 2009, the company settled the treasury locks and received a cash payment of $16 million. This $16 million gain ($10 million net of taxes) will remain in accumulated other comprehensive income until the forecasted debt issuance occurs, at which time the gain will be reclassified to earnings as an offset to interest expense over the term of the underlying debt.

In February 2008, Praxair entered into a treasury lock to hedge the cash flow exposure attributable to the $500 million of 4.625% notes issued on March 7, 2008. The treasury lock was accounted for as a cash flow hedge with the resulting loss recorded in accumulated other comprehensive income. The treasury lock was settled at a loss of $7 million ($4 million net of taxes) and is currently being reclassified to earnings as an increase to interest expense over the remaining term of the underlying debt.

NOTE 13. FAIR VALUE DISCLOSURES

Effective January 1, 2008, Praxair adopted SFAS No. 157, which establishes a fair value hierarchy for disclosure of fair value measurements as follows:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31 2008, as required by SFAS No. 157:

(Millions of dollars)	Fair Value Measurements Using			Total
	Level 1	Level 2	Level 3
Assets
Derivative assets (Note 12)	—	$14	—	$14
Investments	$12	—	—	$12

Total assets at fair value	$12	$14	—	$26

Liabilities
Derivative liabilities (Note 12)	—	$24	—	$24

Derivative assets and liabilities relate to the currency exchange forward contracts and options, and treasury lock contracts summarized in Note 12 and are traded in the over-the-counter market. Fair values are based on market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third-party pricing services, brokers and market transactions.

Investments are marketable securities traded on an exchange.

NOTE 14. SHAREHOLDERS’ EQUITY

At December 31, 2008 and 2007, there were 800,000,000 shares of common stock authorized (par value $0.01 per share) of which 377,026,109 shares were issued and 306,861,368 were outstanding at December 31, 2008 (373,144,668 shares were issued and 315,488,151 were outstanding at December 31, 2007).

In 2004, the board of directors of Praxair declared a dividend of one purchase right (a Right) for each share of Praxair’s common stock held of record at the close of business on April 30, 2004; and that dividend was paid on May 3, 2004. On May 3, 2004, all prior Rights then outstanding expired. In addition, one Right is deemed to be delivered with and attached to each share of Praxair’s common stock issued after April 30, 2004 and before the redemption or expiration of the Rights. Each Right entitles its registered holder, when exercised under certain circumstances, to purchase for $150.00 (subject to adjustment and referred to as the “Exercise Price”) certain securities or assets of Praxair or a surviving entity. The Rights will expire on May 2, 2009, unless exchanged or redeemed prior to that date or unless extended by action of Praxair’s stockholders prior to that date. The redemption price is $0.001 per Right.

The Rights may not be exercised until at least 10 days (or a later date determined by the board of directors) after a person or group acquires 20 percent or more of Praxair’s common stock, or commences a tender offer that, if consummated, would result in 20 percent or more ownership of Praxair’s common stock. Separate Rights certificates will not be issued and the Rights will not be traded separately from the stock until such time. At no time will a Right confer any voting power to its holder.

Should an acquirer become the beneficial owner of 20 percent or more of Praxair’s common stock (other than as approved by Praxair’s board of directors) and under certain additional circumstances, Praxair Right-holders (other than the acquirer) would have the right to buy common stock in Praxair, or in the surviving entity if Praxair is acquired, having a value of two times the Exercise Price then in effect, for an amount in cash equal to the Exercise Price then in effect. Alternatively, Praxair’s board of directors may elect to exchange all of the Rights (other than the acquirer’s Rights which will have become void) at an exchange ratio of one share of Praxair common stock (and/or other securities, cash or other assets having equal value) per Right (subject to adjustment). Also, under certain circumstances, each Right may entitle the holder to purchase one one-hundredth share of preferred stock or such amount of preferred stock as may be substituted for each share of common stock issuable upon the exercise or exchange of a Right.

Praxair’s board of directors may redeem the Rights by a majority vote at any time prior to the 10th day following public announcement that a person or group has acquired 20 percent of Praxair’s common stock, or the date on which a person or group acquires such 20 percent. In addition, under circumstances of a “qualifying offer” as defined in the agreement by which the Rights were issued (the Stockholder Protection Rights Agreement as approved by Praxair’s shareholders at the April 27, 2004 Annual Meeting of Shareholders) the Rights may be redeemed upon the vote, at a special meeting, in favor of such redemption by shareholders representing a majority of the shares then outstanding.

NOTE 15. PREFERRED STOCK

At December 31, 2008 and 2007, there were 25,000,000 shares of preferred stock (par value $0.01 per share) authorized, of which no shares were issued and outstanding. Praxair’s board of directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

NOTE 16. SHARE-BASED COMPENSATION

The company adopted SFAS No. 123R effective January 1, 2006. As a result, share-based compensation of $45 million, $32 million after tax (or $0.10 for both basic and diluted earnings per share) was recognized for 2008. Share-based compensation of $42 million, $28 million after tax (or $0.09 for both basic and diluted earnings per share) was recognized for 2007 and 2006. The expense was primarily recorded in selling, general and administrative expenses and no share-based compensation cost was capitalized.

Summary of Plans

Effective in 2002, the board of directors and shareholders of the company adopted the 2002 Praxair, Inc. Long-Term Incentive Plan (the 2002 Plan), which replaced the 1992 Praxair, Inc. Long-Term Incentive Plan and the 1996 Praxair, Inc. Performance Incentive Plan. Under the 2002 Plan, the initial aggregate number of shares available for option and other equity grants was limited to a total of 15,800,000 shares. In April 2004, the shareholders approved an increase to the aggregate number of shares available for option and other equity grants under the 2002 Plan to 31,600,000 shares. As of December 31, 2008, 6,740,509 shares remained available for equity grants under this Plan. The 2002 Plan provides for the granting of nonqualified and incentive stock options, stock grants and performance awards and further provides that the aggregate number of shares granted pursuant to stock and performance awards may not exceed 20% of the total shares available under the Plan. The 2002 Plan also provides calendar year per-participant limits on grants of options, stock and performance awards. Both officer and non-officer employees are eligible for awards under the 2002 Plan.

In 2005, the board of directors and shareholders of the company adopted the 2005 Equity Compensation Plan for Non-Employee Directors of Praxair, Inc. (the 2005 Plan) which replaced the 1995 Stock Option Plan for Non-Employee Directors. Under the 2005 Plan, the aggregate number of shares available for option and other equity grants is limited to a total of 500,000 shares. As of December 31, 2008, 331,759 shares remained available for equity grants under the 2005 Plan. All non-employee directors of the company are eligible for grants under the 2005 Plan.

Exercise prices for options granted under the 2002 and 2005 Plans may not be less than the closing market price of the company’s common stock on the date of grant and granted options may not be repriced or exchanged without shareholder approval. Options granted under the 2002 and 2005 Plans may become partially exercisable after a minimum of one year after the date of grant but may not become fully exercisable until at least three years have elapsed from the date of grant, and have a maximum duration of ten years. Options granted under predecessor plans had similar terms.

The company has the ability to repurchase shares on the open market to satisfy share option exercises and issues shares from treasury stock upon the exercise of certain stock options.

Stock Option Fair Value

The company utilizes the Black-Scholes Options-Pricing Model to determine the fair value of stock options under SFAS No. 123R consistent with that used for pro forma disclosures in prior years. Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected life). Expected volatility is based on the historical volatility of the company’s stock over the most recent period commensurate with the estimated expected life of the company’s stock options and other factors. The expected life of options granted, which represents the period of time that the options are expected to be outstanding, is based primarily on historical exercise experience. The expected dividend yield is based on the company’s most recent history and expectation of dividend payouts. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected life. If factors change and result in different assumptions in the application of SFAS No. 123R in future periods, the stock option expense that the company records for future grants may differ significantly from what the company has recorded in the current period.

The weighted-average fair value of options granted during 2008 was $11.54 ($10.97 in 2007 and $10.85 in 2006) based on the Black-Scholes Options-Pricing model. The following weighted-average assumptions were used for grants in 2008, 2007 and 2006:

Year Ended December 31,	2008	2007	2006
Dividend yield	1.8%	2.0%	1.9%
Volatility	13.9%	15.3%	17.6%
Risk-free interest rate	3.0%	4.5%	4.7%
Expected term years	5	5	5

Stock Option Activity

The following table summarizes option activity under the plans for 2008 (options are expressed in thousands; averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

Activity	Number of Options	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2008	19,482	$41.85
Granted	3,415	83.89
Exercised	(3,778)	34.16
Cancelled or expired	(192)	70.16

Outstanding at December 31, 2008	18,927	50.68	6.3	$164

Exercisable at December 31, 2008	11,872	$38.93	5.1	$243

The aggregate intrinsic value represents the difference between the company’s closing stock price of $59.36 as of December 31, 2008 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during 2008 was $210 million ($242 million and $121 million for 2007 and 2006, respectively).

Cash received from option exercises under all share-based payment arrangements for 2008 was $129 million. The cash tax benefit realized from stock option exercises totaled $61 million for 2008, of which $54 million in excess tax benefits was classified as financing cash flows.

As of December 31, 2008, $38 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.4 years.

Performance-Based and Restricted Stock Awards

In February 2008, the company granted performance-based stock awards under the 2002 Plan to senior level executives with a target payout of 43,870 shares that vest based on the second anniversary of their date of grant. The actual number of shares issued in settlement of a vested award can range from zero to 200 percent of the target number of shares granted based upon the company’s attainment of specified performance targets over a two-year performance beginning on January 1, 2008. Compensation expense related to these awards is recognized over the two-year performance period based on the fair value of the closing market price of the company’s common stock on the date of the grant ($83.89 per share) and the estimated performance that will be achieved. In addition, the company had previously granted restricted stock to certain key employees that vest after a designated service period ranging from two to ten years. The restricted stock earns quarterly dividends that also vest after the designated service period and are payable in additional shares.

The following table summarizes nonvested performance-based and restricted stock award activity as of December 31, 2008 and changes during the period then ended (based on target payout shares and averages are calculated on a weighted basis):

Performance-Based and Restricted Stock Activity	Number of Shares (000’s)	Average Grant Date Fair Value
Nonvested at January 1, 2008	93	$53.00
Granted	44	83.89
Dividends	1	76.81

Nonvested at December 31, 2008	138	$63.02

As of December 31, 2008, $4 million of unrecognized compensation cost related to performance-based awards is expected to be recognized on a straight-line basis through 2010 and less than $1 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized on a straight-line basis through 2011.

NOTE 17. RETIREMENT PROGRAMS

Defined Benefit Pension Plans

Praxair has two main U.S. retirement programs which are non-contributory defined benefit plans: the Praxair Pension Plan and the CBI Pension Plan. The latter program benefits primarily former employees of CBI Industries, Inc. which Praxair acquired in 1996. Effective July 1, 2002, the Praxair Pension Plan was amended to give participating employees a one-time choice to remain covered by the old formula or to elect coverage under a new formula. The old formula is based predominantly on years of service, age and compensation levels prior to retirement, while the new formula provides for an annual contribution to an individual account which grows with interest each year at a predetermined rate. Also, this new formula applies to all new employees hired after April 30, 2002 into businesses adopting this plan. U.S. pension plan assets are comprised of a diversified mix of investments, including domestic and international corporate equities, government securities and corporate debt securities. In addition, Praxair has several plans that provide supplementary retirement benefits primarily to higher level employees that are unfunded and are nonqualified for federal tax purposes. Pension coverage for employees of certain of Praxair’s international subsidiaries generally is provided by those companies through separate plans. Obligations under such plans are primarily provided for through diversified investment portfolios, with some smaller plans provided for under insurance policies or by book reserves.

Defined Contribution Plans

Praxair’s U.S. packaged gases business has a defined contribution plan. Company contributions to this plan are calculated as a percentage of salary based on age plus service. Praxair’s U.S. healthcare business sponsors a defined contribution plan which provides for a matching contribution as well as a company contribution that is not dependent on employee contributions. In both plans, U.S. employees may contribute up to 40% of their compensation, subject to the maximum allowable by IRS regulations. Certain international subsidiaries of the company also sponsor defined contribution plans where contributions are determined under various formulas. The cost for these defined contribution plans was $16 million in 2008, $14 million in 2007, and $13 million in 2006 (the cost is not included in the tables that follow).

U.S. employees other than those in the packaged gases and healthcare businesses are eligible to participate in the Praxair defined contribution savings plan. Employees may contribute up to 40% of their compensation, subject to the maximum allowable by IRS regulations. Company contributions to this plan are calculated on a graduated scale based on employee contributions to the plan. The cost for this plan was $15 million in 2008 and 2007, and $14 million in 2006 (the cost is not included in the tables that follow).

As part of each of the U.S. defined contribution plans, effective in 2002, Praxair maintains a non-leveraged employee stock ownership plan (ESOP) which covers all employees participating in these plans. The number of shares of Praxair common stock in the ESOPs totaled 5,276,882 at December 31, 2008.

Postretirement Benefits Other Than Pensions (OPEB)

Praxair provides health care and life insurance benefits to certain eligible retired employees. These benefits are provided through various insurance companies and healthcare providers. Praxair is also obligated to make payments for a portion of postretirement benefits related to retirees of Praxair’s former parent. Additionally, as part of the CBI acquisition in 1996, Praxair assumed responsibility for healthcare and life insurance benefit obligations for CBI’s retired employees. All postretirement healthcare programs have cost caps that limit the company’s exposure to future cost increases. In addition, as part of the retirement elections made for July 1, 2002, all then current employees were given the choice of maintaining coverage in the current retiree medical design, or to move to a design whereby coverage would be provided, but with no Praxair subsidy whatsoever. Also, all new employees hired after April 30, 2002 into a business adopting these plans will not receive a company subsidy. Praxair does not currently fund its postretirement benefits obligations. Praxair retiree plans may be changed or terminated by Praxair at any time for any reason with no liability to current or future retirees.

Praxair uses a measurement date of December 31 for its pension and other post-retirement benefit plans.

Pension and Postretirement Benefit Costs

The components of net pension and OPEB costs for 2008, 2007 and 2006 are shown below:

(Millions of dollars)	Pensions			OPEB
Year Ended December 31,	2008	2007	2006	2008	2007	2006
Net Benefit Cost
Service cost	$41	$42	$43	$6	$6	$7
Interest cost	107	111	98	15	15	15
Expected return on assets	(127)	(129)	(116)	—	—	—
Net amortization and deferral	16	26	31	(2)	(1)	(1)

Net periodic benefit cost before pension settlement charge	37	50	56	19	20	21
Pension settlement charge	17	—	—	—	—	—

Net periodic benefit cost	$54	$50	$56	$19	$20	$21

Funded Status

The changes in benefit obligation and plan assets for Praxair’s pension and OPEB programs, including reconciliation of the funded status of the plans to amounts recorded in the consolidated balance sheet, as of December 31, 2008 and 2007 are shown below:

(Millions of dollars)	Pensions				OPEB
	2008		2007
Year Ended December 31,	U.S.	INTL	U.S.	INTL	2008	2007
Change in Benefit Obligation (PBO)
Benefit obligation, January 1	$1,307	$574	$1,264	$519	$250	$267
Service cost	29	12	28	14	6	6
Interest cost	76	31	75	36	15	15
Participant contributions	—	—	—	—	8	8
Plan amendment	—	10	—	(5)	—	—
Actuarial loss (gain)	(72)	(62)	(1)	(23)	(17)	(28)
Benefits paid	(87)	(26)	(59)	(31)	(22)	(26)
Curtailment / settlement	—	(1)	—	(1)	—	—
Acquisition / divestiture	—	1	—	1	—	—
Foreign currency translation	—	(108)	—	64	(11)	8

Benefit obligation, December 31	$1,253	$431	$1,307	$574	$229	$250

Accumulated benefit obligation (ABO)	$1,203	$393	$1,242	$530

Change in Plan Assets
Fair value of plan assets, January 1	$1,136	$548	$1,116	$479	—	—
Actual return on plan assets	(348)	(52)	70	10	—	—
Company contributions	—	20	—	22	—	—
Benefits paid from plan assets	(54)	(26)	(50)	(31)	—	—
Foreign currency translation	—	(112)	—	68	—	—

Fair value of plan assets, December 31	$734	$378	$1,136	$548	—	—

Funded Status, End of Year	$(519)	$(53)	$(171)	$(26)	$(229)	$(250)

Recorded in the Balance Sheet
Other long-term assets	$—	$44	$6	$110	$—	$—
Other current liabilities	(7)	(5)	(35)	(13)	(16)	(25)
Other long-term liabilities	(512)	(92)	(142)	(123)	(213)	(225)

Net amount recognized, December 31	$(519)	$(53)	$(171)	$(26)	$(229)	$(250)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actuarial loss (gain)	$614	$66	$279	$86	$(10)	$3
Prior service cost (credit)	(3)	29	(3)	(8)	—	(2)
Deferred tax benefit	(212)	(22)	(97)	(12)	(5)	(11)

Amount recognized in accumulated other comprehensive income (loss) (Note 7)	$399	$73	$179	$66	$(15)	$(10)

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during 2009 are as follows (in millions):

	Pension	OPEB
Net actuarial loss (gain)	$14	$(1)
Prior service cost (credit)	2	(2)

	$16	$(3)

The following table provides information for pension plans where the accumulated benefit obligation exceeds the fair value of the plan assets:

	Pensions
(Millions of dollars)	2008		2007
Year Ended December 31,	U.S.	INTL	U.S.	INTL
Obligation in Excess of Plan Assets
Projected benefit obligation (PBO)	$1,253	$265	$1,181	$364
Accumulated benefit obligation (ABO)	$1,203	$251	$1,115	$341
Fair value of plan assets	$734	$177	$1,003	$230

Assumptions

The assumptions used to determine the benefit obligations and the net benefit cost for the pension and OPEB plans are shown below:

	Pensions
	U.S.		INTL		OPEB
	2008	2007	2008	2007	2008	2007
Weighted average assumptions used to determine benefit obligations at December 31,
Discount rate	6.50%	6.20%	8.20%	6.85%	6.95%	6.20%
Rate of increase in compensation levels	3.25%	3.50%	4.00%	3.00%	N/A	N/A

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	6.20%	5.88%	6.85%	6.00%	6.20%	5.88%
Rate of increase in compensation levels	3.50%	3.50%	3.00%	3.00%	N/A	N/A
Expected long-term rate of return on plan assets (a)	8.25%	8.25%	8.50%	8.70%	N/A	N/A

(a)	For 2009, the expected long-term rate of return on plan assets will be 8.25% for the U.S. plans. Expected weighted average returns for international plans will vary. These rates are determined annually by management based on a weighted average of current and historical market trends, historical and expected portfolio performance and the current and expected portfolio mix of investments.

	OPEB
	2009	2008
Assumed healthcare cost trend rates
Healthcare cost trend assumed	7.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2011	2011

These healthcare-cost trend rate assumptions have an impact on the amounts reported. However, cost caps limit the impact on the net OPEB benefit cost in the U.S. To illustrate the effect, a one-percentage point change in assumed healthcare cost trend rates would have the following effects:

(Millions of dollars)	One-Percentage Point
	Increase	Decrease
Effect on the total of service and interest cost components of net OPEB benefit cost	$1	$1
Effect on OPEB benefit obligation	$6	$(6)

Pension Plan Assets

Praxair’s U.S. and international pension plans’ weighted-average asset allocations at December 31, 2008 and 2007, and the target allocation range for 2008, by asset category are as follows:

Asset Category	U.S.			INTL
	Target	2008	2007	Target	2008	2007
Equity securities (a)	60%-80%	56%	64%	20%-45%	38%	40%
Debt securities	20%-40%	44%	36%	55%-80%	61%	60%
Other (b)	0%	0%	0%	0%	1%	0%

(a)	Praxair common stock held as part of an S&P 500 index fund was not significant at December 31, 2008 and 2007.

(b)	Primarily consists of cash equivalents and short-term investments.

The investments of the U.S. pension plan are managed to meet the future expected benefit liabilities of the plan over the long term by investing in diversified portfolios consistent with prudent diversification and historical and expected capital market returns. When Praxair became an independent, publicly traded company in 1992, its former parent retained all liabilities for its term-vested and retired employees. Praxair’s plan received assets and retained pension liabilities for its own active employee base. Therefore, the liabilities under the Praxair U.S. pension plan mature at a later date compared to pension funds of other similar companies. Investment strategies are reviewed by the finance and pension committee of the board of directors and investment performance is tracked against appropriate benchmarks.

The international pension plans are managed individually based on diversified investment portfolios, with different target asset allocations that vary for each plan.

The recent declines in the domestic and foreign financial markets have resulted in the plans’ asset allocation to be temporarily outside of the company’s target allocation for plan assets at December 31, 2008. The company intends to re-align the asset allocations to be consistent with target levels within a reasonable period of time.

Contributions

Pension contributions were $20 million in 2008 and $22 million in 2007. Estimates of 2009 contributions are in the range $70 million to $100 million, all of which is required by funding regulations or laws.

Estimated Future Benefit Payments

The following table presents estimated future benefit payments, net of participant contributions:

(Millions of dollars)	Pensions		OPEB (a)
Year Ended December 31,	U.S.	INTL
2009	$70	$26	$17
2010	$72	$26	$17
2011	$77	$26	$17
2012	$81	$28	$18
2013	$86	$30	$18
2014 – 2018	$499	$157	$90

(a)	Estimated future benefit payments are net of expected Medicare subsidy receipts of $8 million over the next ten years.

2008 Pension Settlements

In 2007, a number of senior managers, including Praxair’s former chairman and chief executive officer, retired. These retirees are covered by the U.S. supplemental pension plan which provides for a lump sum benefit payment option. Under certain circumstances, such lump sum payments must be accounted for as a settlement of the related pension obligation, but only when paid. Accordingly, Praxair recorded a settlement charge related to net unrecognized actuarial losses of $17 million ($11 million after-tax) in January 2008 when cash payments were made.

NOTE 18. COMMITMENTS AND CONTINGENCIES

In accordance with SFAS No. 5, “Accounting for Contingencies,” the company accrues non income-tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. Uncertain income tax positions are accounted for in accordance with FIN 48 (see Note 5). In the event any losses are sustained in excess of accruals, they will be charged against income at that time. Commitments represent obligations, such as those for future purchases of goods or services, that are not yet recorded on the company’s balance sheet as liabilities. The company records liabilities for commitments when incurred (i.e., when the goods or services are received).

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

Among such matters are:

•

Claims brought by welders alleging that exposure to manganese contained in welding fumes caused neurological injury. Praxair has never manufactured welding consumables. Such products were manufactured prior to 1985 by a predecessor company of Praxair. As of December 31, 2008, Praxair was a co-defendant with many other companies in lawsuits alleging personal injury caused by manganese contained in welding fumes. There were a total of 1,791 individual claimants in these cases. The cases were pending in several state and federal courts. The federal cases have been transferred to the U.S. District Court for the Northern District of Ohio for coordinated pretrial proceedings. The plaintiffs seek unspecified compensatory and, in most instances, punitive damages. In the past, Praxair has either been dismissed from the cases with no payment or has settled a few cases for nominal amounts. None of the class actions have been certified. No reserves have been recorded for these cases as management does not believe that a loss from them is probable or reasonably estimable.

•

An investigation by Spanish prosecutors relating to income tax credits generated by certain of the company’s Spanish subsidiaries prior to 2002 totaling approximately $169 million. These tax positions relate to statutory interpretation matters and are under criminal investigation, although some have previously been the subject of civil tax proceedings. In accordance with the requirements of FIN 48, Praxair had previously recorded a full liability, including interest, for these tax positions and management does not believe penalties are likely or reasonably estimable at this time. The company believes it has strong defenses and is vigorously defending against the proceeding.

•

Claims brought by the Brazilian taxing authorities against several of the company’s Brazilian subsidiaries primarily relating to various social and value-added (VAT) taxes. Most of the social tax cases originated from 1988 to 1999 which was a period of hyperinflation in Brazil. During this period, the company, along with other taxpayers, challenged the legality of various Brazilian tax law changes that were designed to increase tax revenues by various means, including modifying the basis upon which a tax was levied, increasing the tax rates, and shortening payment due dates. These cases are primarily associated with disagreements on the amount of taxes assessed and the appropriate index to use to inflation-adjust amounts that were over or under paid during this period. The VAT tax matters are associated with issues such as documentation, establishment and process, among others. Also, in 2008, a Brazilian subsidiary received an assessment related to the social security portion of its income taxes. The total estimated potential liability for such claims, including interest and penalties, as appropriate, is approximately $380 million. In accordance with SFAS 5 and FIN 48, Praxair has recorded liabilities totaling $210 million related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is difficult to estimate the timing of resolution of these matters, however, it is possible that certain of these matters could be resolved within the next few years. The company is vigorously defending against the proceedings.

The following table sets forth Praxair’s material commitments and contractual obligations as of December 31, 2008, excluding leases, tax liabilities under FIN 48, debt, OPEB and pension obligations which are summarized elsewhere in the financial statements (see Notes 4, 5, 11, and 17):

(Millions of dollars)	Unconditional Purchase Obligations	Construction Commitments	Guarantees and Other
Expiring through December 31,
2009	$350	$925	$145
2010	238	408	58
2011	163	8	—
2012	137	—	—
2013	91	—	—
Thereafter	362	—	11

	$1,341	$1,341	$214

Unconditional purchase obligations of $1,341 million represent contractual commitments under various long- and short-term, take-or-pay arrangements with suppliers and are not included on Praxair’s balance sheet. These obligations are primarily minimum purchase commitments for helium, electricity, natural gas and feedstock used to produce atmospheric gases, carbon dioxide and hydrogen. During 2008, payments under these contracts totaled $1,153 million, including $484 million for electricity and $456 million for natural gas. A significant portion of these risks is passed on to customers through similar take-or-pay contractual arrangements. Purchase obligations which are not passed along to customers do not represent a significant risk to Praxair.

Construction commitments of $1,341 million represent outstanding commitments to customers or suppliers to complete authorized construction projects as of December 31, 2008. A significant portion of Praxair’s capital spending is related to the construction of new production facilities to satisfy customer commitments which may take a year or more to complete.

Guarantees and other of $214 million include $70 million related to Praxair’s contingent obligations under guarantees of certain debt of unconsolidated affiliates, $108 million related to put option agreements with certain affiliated companies and $36 million of various guarantees relating to outstanding receivables and repurchase agreements. Unconsolidated equity investees had total debt of approximately $489 million at December 31, 2008, which was non-recourse to Praxair with the exception of the guaranteed portions described above. The put option agreements are primarily related to majority-owned packaged gas subsidiaries in the United States and give the minority shareholders the right to require Praxair to purchase their shares at a predefined price. Praxair has no financing arrangements with closely-held related parties.

At December 31, 2008, Praxair had undrawn outstanding letters of credit, bank guarantees and surety bonds valued at approximately $944 million from financial institutions. These related primarily to customer contract performance guarantees (including plant construction in connection with certain on-site contracts), self-insurance claims and other commercial and governmental requirements, including foreign litigation matters.

NOTE 19. SEGMENT INFORMATION

The company’s operations are organized into five reportable segments, four of which have been determined on a geographic basis of segmentation: North America, Europe, South America and Asia. In addition, Praxair operates its worldwide surface technologies business through its wholly-owned subsidiary, Praxair Surface Technologies, Inc., which represents the fifth reportable segment.

Praxair’s operations consist of two major product lines: industrial gases and surface technologies. The industrial gases product line centers on the manufacturing and distribution of atmospheric gases (oxygen, nitrogen, argon, rare gases) and process gases (carbon dioxide, helium, hydrogen, electronic gases, specialty gases, acetylene). Many of these products are co-products of the same manufacturing process. Praxair manufactures and distributes nearly all of its products and manages its customer relationships on a regional basis. Praxair’s industrial gases are distributed to various end markets within a regional segment through one of three basic distribution methods: on-site or tonnage; merchant liquid; and packaged or cylinder gases. The distribution methods are generally integrated in order to best meet the customer’s needs and very few of its products can be economically transported outside of a region. Therefore, the distribution economics are specific to the various geographies in which the company operates and are consistent with how management assesses performance.

Praxair evaluates the performance of its reportable segments based primarily on operating profit, excluding inter-company royalties and special charges. For 2008, segment operating profit excludes the impact of cost reduction and other charges of $177 million taken in the fourth quarter (see Note 2) and a $17 million pension settlement charge taken in the first quarter (see Note 17). Sales are determined based on the country in which the legal subsidiary is domiciled. Corporate and globally managed expenses, and research and development costs relating to Praxair’s global industrial gases business, are allocated to operating segments based on sales.

The table below presents information about reportable segments for the years ended December 31, 2008, 2007 and 2006.

(Millions of dollars)	2008	2007	2006
Sales (a)
North America	$5,939	$5,185	$4,696
Europe	1,502	1,345	1,163
South America	1,889	1,604	1,348
Asia	891	746	636
Surface technologies	575	522	481

	$10,796	$9,402	$8,324

Operating Profit
North America	$1,078	$947	$822
Europe	365	315	266
South America	389	311	252
Asia	149	121	111
Surface technologies	96	92	68

Segment operating profit	2,077	1,786	1,519
Cost reduction program and other charges (Note 2)	(177)	—	—
Pension settlement charge (Note 17)	(17)	—	—

Total operating profit	$1,883	$1,786	$1,519

Total Assets (b)
North America	$6,637	$6,591	$5,549
Europe	2,270	2,301	1,921
South America	2,150	2,580	2,030
Asia	1,451	1,388	1,124
Surface technologies	546	522	478

	$13,054	$13,382	$11,102

Depreciation and Amortization
North America	$440	$405	$380
Europe	129	120	105
South America	151	132	106
Asia	95	85	72
Surface technologies	35	32	33

	$850	$774	$696

Capital Expenditures and Acquisitions
North America (Note 3)	$920	$1,085	$625
Europe (Note 3)	194	251	119
South America	307	226	189
Asia	269	244	141
Surface technologies	51	46	40

	$1,741	$1,852	$1,114

Sales by Major Country
United States	$4,713	$4,093	$3,761
Brazil	1,579	1,351	1,111
Other – foreign	4,504	3,958	3,452

	$10,796	$9,402	$8,324

Long-lived Assets by Major Country (c)
United States	$4,255	$3,980	$3,489
Brazil	1,209	1,497	1,191
Other – foreign	4,488	4,587	3,698

	$9,952	$10,064	$8,378

(a)	Sales reflect external sales only. Intersegment sales, primarily from North America to other segments, were not significant.

(b)	Includes equity investments as of December 31 as follows:

(Millions of dollars)	2008	2007	2006
North America	$63	$61	$56
Europe*	286	273	124
Asia	67	53	38

	$416	$387	$218

*	2008 and 2007 include the Yara Praxair AS joint venture in Norway formed in November of 2007 (see Note 3).

(c)	Long-lived assets include property, plant and equipment – net; goodwill; and other intangible assets-net.

NOTE 20. QUARTERLY DATA (UNAUDITED)

(Dollar amounts in millions, except per share data)
2008	1Q *	2Q	3Q	4Q *	YEAR *
Sales	$2,663	$2,878	$2,852	$2,403	$10,796
Cost of sales, exclusive of depreciation and amortization	$1,595	$1,748	$1,734	$1,418	$6,495
Depreciation and amortization	$210	$216	$218	$206	$850
Operating profit	$482	$543	$544	$314	$1,883
Net income	$307	$349	$355	$200	$1,211

Basic Per Share Data
Net income	$0.98	$1.11	$1.13	$0.65	$3.87
Weighted average shares (000’s)	313,936	315,312	313,749	307,636	312,658

Diluted Per Share Data
Net income	$0.96	$1.08	$1.11	$0.64	$3.80
Weighted average shares (000’s)	320,409	322,088	319,505	310,719	318,302

2007	1Q	2Q	3Q	4Q	YEAR
Sales	$2,175	$2,332	$2,372	$2,523	$9,402
Cost of sales, exclusive of depreciation and amortization	$1,282	$1,388	$1,394	$1,493	$5,557
Depreciation and amortization	$182	$189	$196	$207	$774
Operating profit	$403	$439	$460	$484	$1,786
Net income	$265	$291	$305	$316	$1,177

Basic Per Share Data
Net income	$0.83	$0.91	$0.96	$1.00	$3.69
Weighted average shares (000’s)	320,763	320,213	318,513	316,497	318,997

Diluted Per Share Data
Net income	$0.81	$0.89	$0.94	$0.98	$3.62
Weighted average shares (000’s)	326,787	326,301	324,920	323,328	324,842

*	The first quarter 2008 includes the impact of a pension settlement charge of $17 million ($11 million after-tax). The fourth quarter 2008 includes the impact of cost reduction program and other charges of $177 million ($114 million after-tax and minority interests). The full year 2008 includes the impact of both charges. See Notes 17 and 2, respectively, for more detailed information relating to these charges.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Praxair’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, Praxair conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (often referred to as COSO). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2008.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued their opinion on the company’s internal control over financial reporting as of December 31, 2008 as stated in their report in Item 8 on page 47.

Changes in Internal Control over Financial Reporting

There were no changes in Praxair’s internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, Praxair’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this item is incorporated herein by reference to the sections captioned “The Board of Directors”, “Executive Officers” and “Corporate Governance And Board Practices-Section 16(a) Beneficial Ownership Reporting Compliance” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2009.

Identification of the Audit Committee

Praxair has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The members of that Audit Committee are Raymond W. LeBoeuf, Chairman, Claire W. Gargalli, Ira D. Hall, Larry D. McVay and H. Mitchell Watson, Jr.

Audit Committee Financial Expert

The Praxair Board of Directors has determined that each of, Raymond W. LeBoeuf, Ira D. Hall and H. Mitchell Watson, Jr. is an “audit committee financial expert” as defined by Item 407(d)(s)(ii) of Regulation S-K of the Exchange Act and is independent within the meaning of the independence standards adopted by the Board of Directors and those of the New York Stock Exchange.

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

Information required by this item is incorporated herein by reference to the sections captioned “Executive Compensation” and “Director Compensation” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans Information – The table below provides information as of December 31, 2008 about company stock that may be issued upon the exercise of options, warrants and rights granted to employees or members of Praxair’s Board of Directors under present and former equity compensation plans, including plans approved by shareholders and one plan which has not been approved by shareholders, the 1996 Praxair, Inc. Performance Incentive Plan (the 1996 Plan). The equity compensation plan not approved by shareholders was terminated in March 2001 and directors and officers of the company were not eligible to participate in that plan. Shareholder approval of that plan was not required under applicable NYSE rules. The 1996 Plan provided for granting nonqualified or incentive stock options, stock grants, performance awards and other stock related incentives for key employees. The exercise price under the 1996 Plan was equal to the closing price of Praxair’s common stock on the date of grant. Options that were granted under this plan became exercisable after one or more years after the date of grant and the option term was no more than ten years.

EQUITY COMPENSATION PLANS TABLE

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	17,305,981	(1)	$53.72	7,072,268
Equity compensation plans not approved by shareholders	1,758,737		$21.71	—

Total	19,064,718		$50.77	7,072,268

(1)	This amount includes 23,403 restricted shares and 114,390 performance shares. Up to an additional 114,390 performance shares could be issued if performance goals are achieved at the maximum specified targets. See Note 16 to the consolidated financial statements.

Certain information required by this item regarding the beneficial ownership of the Company’s common stock is incorporated herein by reference to the section captioned “Share Ownership” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference to the sections captioned “Corporate Governance And Board Practices – Review, Approval or Ratification of Transactions with Related Persons,” “Corporate Governance And Board Practices – Certain Relationships and Transactions,” and “Corporate Governance And Board Practices – Director Independence” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated herein by reference to the section captioned “The Independent Auditor” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	The company’s 2008 Consolidated Financial Statements and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules – All financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits – The exhibits filed as part of this as part of this Annual Report on Form 10-K are listed in the accompanying index located on page 90 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRAXAIR, INC. (Registrant)

Date: February 24, 2009	By:	/s/ MATTHEW J. WHITE
Matthew J. White Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2009.

/s/ STEPHEN F. ANGEL Stephen F. Angel Chairman, President, Chief Executive Officer and Director	/s/ JAMES S. SAWYER James S. Sawyer Executive Vice President and Chief Financial Officer	/S/ EDWARD G. GALANTE Edward G. Galante Director

/s/ CLAIRE W. GARGALLI Claire W. Gargalli Director	/s/ IRA D. HALL Ira D. Hall Director	/s/ RAYMOND W. LEBOEUF Raymond W. LeBoeuf Director

/s/ LARRY D. MCVAY Larry D. McVay Director	/s/ WAYNE T. SMITH Wayne T. Smith Director	/s/ H. MITCHELL WATSON, JR. H. Mitchell Watson, Jr. Director

/s/ ROBERT L. WOOD Robert L. Wood Director

INDEX TO EXHIBITS

Praxair, Inc. and Subsidiaries

Exhibit No.	Description
3.01	Restated Certificate of Incorporation of Praxair, Inc. as filed with the Secretary of State of the State of Delaware on May 6, 2008 (Filed as Exhibit 3.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, Filing No. 1-11037, and incorporated herein by reference).

3.02	Amended and Restated By-Laws of Praxair, Inc. (Filed as Exhibit 3.02 to the Company’s Current Report on Form 8-K dated December 12, 2007, Filing No. 1-11037, and incorporated herein by reference).

3.03	Certificate of Designations for the 7.48% Cumulative Preferred Stock, Series A (Filed on February 13, 1997 as Exhibit 3.3 to Amendment #1 to the Company’s Registration Statement on Form S-3, Registration No. 333-18141).

3.04	Certificate of Designations for the 6.75% Cumulative Preferred Stock, Series B (Filed on February 13, 1997 as Exhibit 3.4 to Amendment #1 to the Company’s Registration Statement on Form S-3, Registration No. 333-18141).

4.01	Common Stock Certificate (Filed as Exhibit 4.01 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

4.02	Stockholder Protection Rights Agreement, dated as of May 3, 2004, between the registrant and Registrar and Transfer Company as Rights Agent (Filed on April 29, 2004 as Exhibit (1) to the Company’s Registration Statement on Form 8-A, Filing No. 1-11037, and incorporated herein by reference).

4.03	Indenture, dated as of July 15, 1992, between Praxair, Inc. and U.S. Bank National Association, as the ultimate successor trustee to Bank of America, Illinois, (formerly Continental Bank, National Association (Filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated March 19, 2007, Filing No. 1-11037, and incorporated herein by reference).

4.04	Copies of the agreements relating to long-term debt which are not required to be filed as exhibits to this Annual Report on Form 10-K will be furnished to the Securities and Exchange Commission upon request.

4.05	Series A Preferred Stock Certificate (Filed on February 7, 1997 as Exhibit 4.3 to Amendment #1 to the Company’s Registration Statement on Form S-3, Registration No. 333-18141).

4.06	Series B Preferred Stock Certificate (Filed on February 7, 1997 as Exhibit 4.4 to Amendment #1 to the Company’s Registration Statement on Form S-3, Registration No. 333-18141).

*10.01	Amended and Restated 2002 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.01 to the Company’s 2003 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.01a	Amendment, dated as of October 24, 2006, to the Amended and Restated 2002 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.01a to the Company’s 2006 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.01b	Amendment, dated as of January 23, 2007, to the Amended and Restated 2002 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.01b to the Company’s 2006 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.01c	Form of Standard Option Award under the 2002 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.01c to the Company’s 2006 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference.

Exhibit No.	Description
*10.01d	Form of Transferable Option Award under the 2002 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.01d to the Company’s 2006 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference.

*10.01e	Form of Performance Share Award under the 2002 Praxair, Inc. Long Term Incentive Plan effective for 2007-2008 (Filed as Exhibit 10.01e to the Company’s 2006 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.01f	Form of Performance Share Award under the 2002 Praxair, Inc. Long Term Incentive Plan effective for 2009 is filed herewith.

*10.02	Form of Executive Severance Compensation Agreement effective January 1, 2009 is filed herewith.

*10.03	2002 Praxair, Inc. Variable Compensation Plan amended and restated effective January 1, 2008 is filed herewith.

*10.04	Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Filed as Exhibit 10.04 to the Company’s 2003 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.04a	First Amendment, dated as of October 24, 2006, to the Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Filed as Exhibit 10.04a to the Company’s 2006 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.04b	2005 Equity Compensation Plan for Non-Employee Directors of Praxair, Inc. (Filed as Exhibit 10.04 to the Company’s Current Report on Form 8-K dated April 29, 2005, Filing No. 1-11037, and incorporated herein by reference).

*10.04c	First Amendment, dated as of October 24, 2006, to the 2005 Equity Compensation Plan for Non-Employee Directors of Praxair, Inc (Filed as Exhibit 10.04c to the Company’s 2006 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.04d	Form of Option Award under the 2005 Equity Compensation Plan for Non-Employee Directors of Praxair, Inc (Filed as Exhibit 10.04a to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, Filing No. 1-11037, and incorporated herein by reference).

*10.05a	Praxair, Inc. Supplemental Retirement Income Plan A effective January 1, 2008 is filed herewith.

*10.05b	Praxair, Inc. Supplemental Retirement Income Plan B amended and restated effective December 31, 2007 is filed herewith.

*10.05c	Praxair, Inc. Equalization Benefit Plan amended and restated effective December 31, 2007 is filed herewith.

*10.06	Amended and Restated Praxair, Inc. Director’s Fees Deferral Plan (Filed as Exhibit 10.06 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, Filing No. 1-11037, and incorporated herein by reference).

*10.07	Praxair Compensation Deferral Program amended and restated as of January 1, 2005 is filed herewith.

10.08	Transfer Agreement dated January 1, 1989, between Union Carbide Corporation and the registrant (Filed as Exhibit 10.06 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.08a	Amendment No. 1 dated as of December 31, 1989, to the Transfer Agreement (Filed as Exhibit 10.07 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

Exhibit No.	Description
10.08b	Amendment No. 2 dated as of July 2, 1990, to the Transfer Agreement (Filed as Exhibit 10.08 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.08c	Amendment No. 3 dated as of January 2, 1991, to the Transfer Agreement (Filed as Exhibit 10.09 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.09	Transfer Agreement dated January 1, 1989, between Union Carbide Corporation and Union Carbide Coatings Service Corporation (Filed as Exhibit 10.14 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.09a	Amendment No. 1 dated as of December 31, 1989, to the Transfer Agreement (Filed as Exhibit 10.15 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.09b	Amendment No. 2 dated as of July 2, 1990, to the Transfer Agreement (Filed as Exhibit 10.16 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.10	Additional Provisions Agreement dated as of June 4, 1992 (Filed as Exhibit 10.21 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.11	Amended and Restated Realignment Indemnification Agreement dated as of June 4, 1992 (Filed as Exhibit 10.23 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.12	Environmental Management, Services and Liabilities Allocation Agreement dated as of January 1, 1990 (Filed as Exhibit 10.13 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.12a	Amendment No. 1 to the Environmental Management, Services and Liabilities Allocation Agreement dated as of June 4, 1992 (Filed as Exhibit 10.22 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.13	Danbury Lease-Related Services Agreement dated as of June 4, 1992 (Filed as Exhibit 10.24 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.13a	First Amendment to Danbury Lease-Related Services Agreement (Filed as Exhibit 10.13a to the Company’s 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.14	Danbury Lease Agreements, as amended (Filed as Exhibit 10.26 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.14a	Second Amendment to Linde Data Center Lease (Danbury) (Filed as Exhibit 10.14a to the Company’s 1993 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.14b	Fourth Amendment to Carbide Center Lease (Filed as Exhibit 10.14b to the Company’s 1993 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.14c	Third Amendment to Linde Data Center Lease (Filed as Exhibit 10.14c to the Company’s 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.14d	Fifth Amendment to Carbide Center Lease (Filed as Exhibit 10.14d to the Company’s 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

Exhibit No.	Description
10.14e	Sixth Amendment to Carbide Center Lease (Filed as Exhibit 10.14e to the Company’s 2004 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.15	Employee Benefits Agreement dated as of June 4, 1992 (Filed as Exhibit 10.25 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.15a	First Amendatory Agreement to the Employee Benefits Agreement (Filed as Exhibit 10.15a to the Company’s 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.16	Tax Disaffiliation Agreement dated as of June 4, 1992 (Filed as Exhibit 10.20 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.17	$1 Billion Credit Agreement dated as of December 23, 2004 among Praxair, Inc., The Eligible Subsidiaries Referred to Therein, The Lenders Listed Therein, JP Morgan Chase Bank, N. A., as Administrative Agent, Bank of America, N. A., as Syndication Agent, and Citibank, N. A. and Credit Suisse First Boston as Co-Documentation Agents (Filed as Exhibit 10.17 to the Company’s 2004 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.17a	Amendment No. 1, dated February 15, 2006, to $1 Billion Credit Agreement, dated as of December 23, 2004 (referenced as Exhibit 10.17) (Filed as Exhibit 10.17a to the Company’s 2005 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.17b	Extension Agreement, dated October 18, 2006, to $1 Billion Credit Agreement, dated as of December 23, 2004 (Filed as Exhibit 10.17b to the Company’s 2006 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.18	€450 Million Facility Agreement dated as of November 29, 2004 among Praxair Euroholding, S. L., an indirect wholly-owned subsidiary of the Company, as Borrower, Praxair, Inc., as Guarantor, The Lenders Party Thereto, Citigroup Global Markets, Inc., as Syndication Agent and ABN AMRO Bank N. V., as Administrative Agent and Documentation Agent (Filed as Exhibit 10.18 to the Company’s 2004 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.18a	Amendment No. 1 to €450 Million Facility Agreement (Filed as Exhibit 10.18a to the Company’s Current Report on Form 8-K dated March 1, 2005, Filing No. 1-11037, and incorporated herein by reference).

*10.19	Praxair, Inc. Plan for Determining Performance-Based Awards Under Section 162(m) (included as Appendix 4 to the Company’s definitive proxy statement for its 2006 annual meeting of shareholders filed on March 21, 2006 and incorporated herein by reference).

*10.20	Service Credit Arrangement for Stephen F. Angel dated May 23, 2007 was filed as Exhibit 10.20 to the Company’s Form 8-K filed on May 24, 2007 and is incorporated herein by reference.

10.21	Terms Agreement dated March 4, 2008 between the Company and Credit Suisse Securities, and other underwriters for the issuance and sale of $500,000,000 4.625% Notes due 2015, filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated March 7, 2008, Filing No. 1-11037, and incorporated herein by reference.

10.22	Terms Agreement dated November 7, 2007 between the Company and Banc of America Securities LLC, and other underwriters for the issuance and sale of $400,000,000 5.25% Notes due 2014, filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated November 13, 2007, and incorporated herein by reference.

10.23	Terms Agreement dated March 7, 2007 between the Company and Citigroup Global Markets, Inc., and other underwriters for the issuance and sale of $325,000,000 5.20% Notes due 2017, filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated March 13, 2007, and incorporated herein by reference.

Exhibit No.	Description
12.01	Computation of Ratio of Earnings to Fixed Charges.

21.01	Subsidiaries of Praxair, Inc.

23.01	Consent of Independent Registered Public Accounting Firm.

31.01	Rule 13a-14(a) Certification

31.02	Rule 13a-14(a) Certification

32.01	Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act).

32.02	Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act).

Copies	of exhibits incorporated by reference can be obtained from the SEC and are located in SEC File No. 1-11037.

*	Indicates a management contract or compensatory plan or arrangement.