Form 10-Q
period 2009-03-31
PRAXAIR INC
filed 2009-04-29
CIK 884905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non- accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At March 31, 2009, 307,466,646 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions of dollars, except per share data)

(UNAUDITED)

	Quarter Ended March 31,
	2009	2008
SALES	$2,123	$2,663
Cost of sales, exclusive of depreciation and amortization	1,195	1,595
Selling, general and administrative	265	335
Depreciation and amortization	199	210
Research and development	18	24
Pension settlement charge	—	17
Other income (expense) - net	(4)	—

OPERATING PROFIT	442	482
Interest expense - net	35	47

INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	407	435
Income taxes	114	122

INCOME BEFORE EQUITY INVESTMENTS	293	313
Income from equity investments	5	9

NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	298	322
Less: noncontrolling interests	(8)	(15)

NET INCOME - PRAXAIR, INC.	$290	$307

PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS

Basic earnings per share	$0.94	$0.98

Diluted earnings per share	$0.93	$0.96

Cash dividends per share	$0.40	$0.375

WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	307,818	313,936
Diluted shares outstanding	311,311	320,409

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Millions of dollars)

(UNAUDITED)

	March 31, 2009	December 31, 2008
ASSETS

Cash and cash equivalents	$54	$32
Accounts receivable - net	1,513	1,604
Inventories	424	445
Prepaid and other current assets	193	220

TOTAL CURRENT ASSETS	2,184	2,301

Property, plant and equipment (less accumulated depreciation of $8,359 at March 31, 2009 and $8,341 at December 31, 2008)	7,872	7,922
Goodwill	1,873	1,909
Other intangible assets - net	118	121
Other long-term assets	810	801

TOTAL ASSETS	$12,857	$13,054

LIABILITIES AND EQUITY

Accounts payable	$687	$820
Short-term debt	634	642
Current portion of long-term debt	641	674
Other current liabilities	703	843

TOTAL CURRENT LIABILITIES	2,665	2,979

Long-term debt	3,770	3,709
Other long-term obligations	2,047	2,055

TOTAL LIABILITIES	8,482	8,743

Commitments and contingencies (Note 10)

EQUITY

Praxair, Inc. Shareholders’ equity	4,073	4,009
Noncontrolling interests	302	302

TOTAL EQUITY	4,375	4,311

TOTAL LIABILITIES AND EQUITY	$12,857	$13,054

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of dollars)

(UNAUDITED)

	Quarter Ended March 31,
	2009	2008
OPERATIONS
Net income - Praxair, Inc.	$290	$307
Adjustments to reconcile net income - Praxair, Inc. to net cash provided by operating activities:
Depreciation and amortization	199	210
2008 Cost reduction program, payments	(18)	—
Deferred income taxes	36	12
Share-based compensation	9	11
Accounts receivable	94	(184)
Inventory	20	(9)
Prepaid and other current assets	11	(33)
Payables and accruals	(259)	58
Pension contributions	(8)	(11)
Other	(25)	18

Net cash provided by operating activities	349	379

INVESTING
Capital expenditures	(293)	(344)
Acquisitions	(2)	(40)
Divestitures and asset sales	5	16

Net cash used for investing activities	(290)	(368)

FINANCING
Short-term debt borrowings - net	4	176
Long-term debt borrowings	313	513
Long-term debt repayments	(246)	(360)
Issuances of common stock	16	66
Purchases of common stock	—	(293)
Cash dividends - Praxair, Inc. shareholders	(123)	(117)
Excess tax benefit on stock option exercises	3	5
Noncontrolling interest transactions and other	(3)	1

Net cash used for financing activities	(36)	(9)

Effect of exchange rate changes on cash and cash equivalents	(1)	2

Change in cash and cash equivalents	22	4
Cash and cash equivalents, beginning-of-period	32	17

Cash and cash equivalents, end-of-period	$54	$21

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Millions of dollars, except per share data, shares in thousands)

(UNAUDITED)

	Praxair, Inc. Shareholders’ Equity
	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury Stock		Praxair, Inc. Shareholders’	Noncontrolling
Activity	Shares	Amounts	Capital	Earnings	Income (Loss) (b)	Shares	Amounts	Equity	Interests	Total Equity
Balance, January 1, 2009	377,026	$4	$3,328	$6,068	$(1,768)	70,165	$(3,623)	$4,009	$302	$4,311
Net Income				290				290	8	298
Translation Adjustments					(145)			(145)	(9)	(154)
Derivative Instruments, net of $4 million taxes					6			6		6
Funded Status - retirement obligations, net of $1 million taxes					6			6		6

Comprehensive income (a)								157	(1)	156
Dividends to Praxair, Inc common stock ($0.40 per share)				(123)				(123)		(123)
Dividends to noncontrolling interests									(3)	(3)
Contributions from noncontrolling interests									5	5
(Purchases) sale of noncontrolling interests									(1)	(1)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	29		2					2		2
For employee savings and incentive plans	477		7			(152)	11	18		18
Purchases of common stock						52	(3)	(3)		(3)
Tax benefit from stock options			4					4		4
Share-based compensation			9					9		9

Balance, March 31, 2009	377,532	$4	$3,350	$6,235	$(1,901)	70,065	$(3,615)	$4,073	$302	$4,375

(a)	The components of comprehensive income are as follows:

	Quarter ended March 31,
	2009	2008
Net income	$298	$322
Cumulative translation adjustments	(154)	102
Derivative instruments	6	(6)
Pension/OPEB funded status obligation	6	7

	156	425
Less: noncontrolling interests	(1)	28

Comprehensive income - Praxair, Inc.	$157	$397

(b)	The components of accumulated other comprehensive income (loss) are as follows:

	March 31, 2009	December 31, 2008
Cumulative translation adjustments (CTA)	$(1,449)	$(1,295)
Derivative instruments	3	(3)
Pension/OPEB funded status obligation	(451)	(457)

	(1,897)	(1,755)
Less: noncontrolling interests (CTA)	4	13

AOCI - Praxair, Inc.	$(1,901)	$(1,768)

PRAXAIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Summary of Significant Accounting Policies

Presentation of Condensed Consolidated Financial Statements - In the opinion of Praxair, Inc. (Praxair) management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented and such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements of Praxair, Inc. and subsidiaries in Praxair’s 2008 Annual Report on Form 10-K. There have been no material changes to the company’s significant accounting policies during 2009.

Accounting Standards Implemented in 2009

The following standards were all effective for Praxair on January 1, 2009:

•

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” requires noncontrolling interests (previously referred to as minority interests) in subsidiaries to be classified as a separate component of equity in the consolidated financial statements. The new standard also requires the amounts of net income and comprehensive income attributable to the noncontrolling interests to be included in consolidated net income on the face of the statement of income and comprehensive income, respectively, and requires various additional disclosures related to noncontrolling interests. SFAS No. 160 requires changes in ownership interest that result either in consolidation or deconsolidation to be recorded at fair value through earnings, including the retained ownership interest, while changes that do not result in either consolidation or deconsolidation of a subsidiary are treated as equity transactions. Also, in accordance with the transition provisions, prior year’s presentations and disclosures have been retrospectively adjusted to conform with SFAS No. 160. Effective in 2009, transactions with noncontrolling interests are accounted for and disclosed in accordance with SFAS No. 160.

•

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” requires enhanced disclosures on the effect of derivatives on a company’s consolidated financial statements. See Note 5 for required disclosures.

•

FSP FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments” an amendment of FASB Statement No. 107, requires disclosures about fair value of financial instruments in interim financial information for periods ending after June 15, 2009. Praxair has elected to adopt this standard effective for the quarter ended March 31, 2009. See Note 5 for required disclosures. Because Praxair adopted FSP FAS 107-1, the following standards, which did not have an impact, were also required to be adopted: FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed”, and FSP FAS 115-2, FAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”

The following standards were also effective for Praxair January 1, 2009 and their adoption did not have an impact on the condensed consolidated financial statements. Refer to Note 1 to the consolidated financial statements of Praxair’s 2008 Annual Report on Form 10-K for a summary of the following standards:

•	SFAS No. 157, “Fair Value Measurements” as it relates to non-financial assets and liabilities that are recognized at fair value in the financial statements on a non-recurring basis.

•	SFAS No. 141(R), “Business Combinations,”

•	EITF 07-1, “Accounting for Collaborative Arrangements,” and;

•	EITF 08-6, “Equity Method Investment Accounting Considerations.”

Reclassifications – Certain prior years’ amounts have been reclassified to conform to the current year’s presentation. Such reclassifications relate primarily to the presentation of noncontrolling interests in the condensed consolidated financial statements, as required by SFAS No. 160.

2. 2008 Cost Reduction Program and Other Charges

In the fourth quarter 2008, Praxair recorded pre-tax charges totaling $177 million ($114 million after-tax and noncontrolling interests), including $118 million relating to severance for approximately 1,675 employees and other exit costs associated with a global cost reduction program which was initiated in response to the continuing economic downturn. At March 31, 2009, 1,307 of these positions have been eliminated. The remaining actions are planned to be completed through 2009 primarily as businesses are sold or shut down. Other charges of $59 million reflected recent developments related primarily to social tax matters in Brazil.

The following table summarizes the activity related to the company’s cost reduction program for the quarter ended March 31, 2009:

(Millions of dollars)	Severance Costs	Costs associated with Exit or Disposal Activities	Total Cost Reduction Program
Balance, January 1, 2009	$42	$7	$49
Less: Cash payments	(16)	(2)	(18)
Foreign currency translation	(2)	—	(2)

Balance, March 31, 2009	$24	$5	$29

For further details regarding the cost reduction program and other charges, refer to Note 2 to the consolidated financial statements of Praxair’s 2008 Annual Report on Form 10-K.

3. Inventories

The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	March 31, 2009	December 31, 2008
Raw materials and supplies	$145	$141
Work in process	50	54
Finished goods	229	250

	$424	$445

4. Debt

The following is a summary of Praxair’s outstanding debt at March 31, 2009 and December 31, 2008:

(Millions of dollars)	March 31, 2009	December 31, 2008
SHORT-TERM
Commercial paper and U.S. bank borrowings	$223	$243
European borrowings	23	18
Canadian borrowings	167	194
South American borrowings	14	—
Asian borrowings	189	168
Other international borrowings	18	19

Total short-term debt	634	642

LONG-TERM
U.S. borrowings
Commercial Paper (c)	898	1,137
6.375% Notes due 2012 (a, b)	513	514
3.95% Notes due 2013 (a)	350	350
4.375% Notes due 2014 (a, d)	299	—
5.25% Notes due 2014 (a)	400	400
4.625% Notes due 2015 (a)	500	500
5.375% Notes due 2016 (a)	400	400
5.20% Notes due 2017 (a)	325	325
Other	8	8

European borrowings	604	642
South American borrowings	61	52
Asian borrowings	47	48
Obligations under capital lease	6	7

	4,411	4,383
Less: current portion of long-term debt	(641)	(674)

Total long-term debt	3,770	3,709

Total debt	$5,045	$5,025

(a)	Amounts are net of unamortized discounts.
(b)	March 31, 2009 and December 31, 2008 include a $14 million and $15 million fair value increase, respectively, related to SFAS 133 hedge accounting. See Note 5 for additional information.
(c)	Classified as long-term because of the company’s intent to refinance this debt on a long-term basis and the availability of such financing under the terms of existing agreements.
(d)	On March 26, 2009, Praxair issued $300 million of 4.375% notes due 2014. The proceeds were used to repay short-term debt that was incurred to repay the 2.75% notes due 2008 and for general corporate purposes.

5. Financial Instruments

In its normal operations, Praxair is exposed to market risks relating to fluctuations in interest rates, foreign currency exchange rates, energy costs and to a lesser extent precious metal prices. The objective of financial risk management at Praxair is to minimize the negative impact of such fluctuations on the company’s earnings, and cash flows. To manage these risks, among other strategies, Praxair routinely enters into various derivative financial instruments (“derivatives”) including interest-rate swap and treasury rate lock agreements, currency-swap agreements, forward contracts, currency options, and commodity-swap agreements. These instruments are not entered into for trading purposes and Praxair only uses commonly traded and non-leveraged instruments.

There are two types of derivatives that the company enters into: (i) those relating to fair-value exposures, and (ii) those relating to cash-flow exposures. Fair-value exposures relate to recognized assets or liabilities, and firm commitments; while cash-flow exposures relate to the variability of future cash flows associated with recognized assets or liabilities, or forecasted transactions.

When a derivative is executed and hedge accounting is appropriate, it is designated as either a fair-value hedge or a cash-flow hedge. Currently, Praxair designates all interest-rate, treasury rate lock and commodity-swap agreements as hedges for accounting purposes; however, currency contracts are generally not designated as hedges for accounting purposes unless they are related to forecasted transactions. Whether designated as hedges for accounting purposes or not, all derivatives are linked to an appropriate underlying exposure. On an ongoing basis, the company assesses the hedge effectiveness of all derivatives designated as hedges for accounting purposes to determine if they continue to be highly effective in offsetting changes in fair values or cash flows of the underlying hedged items. If it is determined that the hedge is not highly effective, then hedge accounting will be discontinued prospectively.

Counterparties to Praxair’s derivatives are major banking institutions with credit ratings of investment grade or better and no collateral is required, and there are no significant risk concentrations. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.

The following table is a summary of the notional amount and fair value of derivatives outstanding at March 31, 2009 and December 31, 2008 for consolidated subsidiaries (all maturities are within one year):

			Fair Value (a)
	Notional Amounts		Assets		Liabilities
(Millions of dollars)	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$738	$616	$—	$3	$4	$24
Anticipated net income	167	20	2	5	—	—

Total	$905	$636	$2	$8	$4	$24

Derivatives Designated as Hedging Instruments:
Interest rate contracts:
Treasury rate locks	$—	$500	$—	$6	$—	$—

Total Derivatives	$905	$1,136	$2	$14	$4	$24

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.

Currency Contracts

Balance Sheet Items

Foreign currency contracts related to balance sheet items consist of forward contracts entered into to manage the exposure to fluctuations in foreign-currency exchange rates on recorded balance sheet assets and liabilities denominated in currencies other than the functional currency of the related operating unit. The fair value adjustments on these contracts are offset by the fair value adjustments recorded on the hedged assets and liabilities.

Anticipated Net Income

The anticipated net income hedge contracts consist of forward contracts and options and, at March 31, 2009 relate to anticipated net income in Brazil, Europe and Canada (at December 31, 2008 they relate to anticipated net income in Brazil). Over the term of the contracts, the fair value adjustments from net-income hedging contracts are largely offset by the impacts on reported net income resulting from the currency translation process. SFAS No. 133 does not allow hedges of anticipated net income to be designated as hedging instruments.

Interest Rate Contracts

Treasury Rate Locks

In December 2008, Praxair entered into treasury rate lock contracts totaling $500 million notional amount to hedge the cash flow exposure attributable to the changes in the treasury rate portion of the interest rate on a forecasted debt issuance during the first six months of 2009. The treasury rate locks were designated as and accounted for as cash flow hedges in accordance with the provisions of SFAS No. 133. In January 2009, the company settled the treasury rate locks and received a cash payment of $16 million ($10 million net of taxes) which was recorded as a gain in accumulated other comprehensive income (AOCI). On March 26, 2009, Praxair issued $300 million of 4.375% notes related to these treasury rate locks and, accordingly, a portion of the gain in AOCI is being reclassified as an adjustment to the interest expense on these notes. The remaining portion of the gain in AOCI will be reclassified to earnings over the term of the additional debt, once issued.

In February 2008, Praxair entered into a treasury rate lock to hedge the cash flow exposure attributable to the $500 million of 4.625% notes issued on March 7, 2008. The treasury rate lock was accounted for as a cash flow hedge with the resulting fair value adjustments recorded in AOCI. The treasury rate lock was settled at a loss of $7 million ($4 million net of taxes) which was recorded in AOCI and is currently being reclassified to earnings as an increase to interest expense over the remaining term of the underlying debt.

Interest Rate Swaps

During 2002, Praxair entered into and terminated $500 million notional amount of interest-rate swap agreements that effectively converted fixed-rate interest to variable-rate interest on the $500 million 6.375% notes that mature in April 2012. The termination resulted in a cash gain of $47 million, which Praxair recognized in earnings and was equally offset with a charge to earnings for the changes in the fair value of the underlying debt instrument. This debt increase of $47 million is being recognized in earnings as a reduction to interest expense over the remaining term of the underlying debt, or about ten years. In each of the quarters ended March 31, 2009 and 2008, $1 million was recognized as a reduction to interest expense and $14 million remains unrecognized at March 31, 2009 ($15 million at December 31, 2008) and is shown as an increase to long-term debt (not in the tables that follow).

The following table summarizes the impacts of the Company’s derivatives on the consolidated statement of income and AOCI for the quarters ended March 31, 2009 and 2008:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings		Amount of Pre-Tax Gain (Loss) Recognized in AOCI
	Quarter ended March 31, (a)		Quarter ended March 31, (b)
(Millions of dollars)	2009	2008	2009	2008
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$(20)	$3	$—	$—
Other balance sheet items	1	(1)	—	—
Anticipated net income	3	(3)	—	—

Total	$(16)	$(1)	$—	$—

Derivatives Designated as Hedging Instruments
Interest rate contracts:
Treasury rate locks	$—	$—	$10	$(7)

Interest rate swaps (c)	—	—	—	(2)

Total	$—	$—	$10	$(9)

(a)	Offset by gains (losses) recorded on the underlying hedged assets and liabilities. The gains (losses) for the derivatives and the underlying hedged assets and liabilities related to debt items are recorded in the consolidated statement of income as interest expense-net. Other balance sheet items and anticipated net income gains (losses) are recorded in the consolidated statement of income as other income (expenses)-net.
(b)	The gains (losses) are reclassified to earnings as interest expense-net. The amount of gains (losses) reclassified to earnings for the quarters ended March 31, 2009 and 2008 was less than $1 million. There was no ineffectiveness.
(c)	A Praxair joint venture in China which is accounted for as an equity investment has an interest rate swap totaling $60 million notional amount. A portion of the fair value adjustment on the interest rate swaps representing Praxair’s ownership interest in the joint venture has been recorded in AOCI.

Fair Value Disclosures

SFAS No. 157 establishes a fair value hierarchy for disclosure of fair value measurements as follows:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2009:

	Fair Value Measurements Using
(Millions of dollars)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	—	$2	—	$2
Investments	$9	—	—	$9

Total	$9	$2	—	$11

Liabilities
Derivative liabilities	—	$4	—	$4

The fair values of the derivative assets and liabilities are based on market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third-party pricing services, brokers and market transactions. Investments are marketable securities traded on an exchange.

The fair values of cash and cash equivalents, short-term debt, accounts receivables-net, and accounts payable approximate carrying amounts because of the short maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. At March 31, 2009, the estimated fair value of Praxair’s long-term debt portfolio was $4,489 million versus a carrying value of $4,411 million. At December 31, 2008, the estimated fair value of Praxair’s long-term debt portfolio was $4,456 million versus a carrying value of $4,383 million. Differences from carrying amounts are attributable to interest-rate changes subsequent to when the debt was issued.

6. Earnings Per Share

Basic earnings per share is computed by dividing Net Income - Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net Income - Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended March 31,
	2009	2008
NUMERATOR (Millions of dollars)
Net Income - Praxair, Inc.	$290	$307

DENOMINATOR (Thousands of shares)
Weighted average shares outstanding	307,143	313,114
Shares earned and issuable under compensation plans	675	822

Weighted average shares used in basic earnings per share	307,818	313,936
Effect of dilutive securities
Performance-based and restricted stock awards	55	152
Employee stock options	3,438	6,321

Weighted average shares used in diluted earnings per share	311,311	320,409

BASIC EARNINGS PER COMMON SHARE	$0.94	$0.98
DILUTED EARNINGS PER COMMON SHARE	$0.93	$0.96

Stock options of 3,281,020 and 3,411,280 were antidilutive and therefore excluded in the computation of diluted earnings per share for the quarters ended March 31, 2009 and 2008, respectively.

7. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the quarter ended March 31, 2009 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2008	$1,272	$165	$357	$30	$85	$1,909
Purchase adjustments & other	(2)	—	3	—	(5)	(4)
Foreign currency translation	(9)	2	(22)	—	(3)	(32)

Balance, March 31, 2009	$1,261	$167	$338	$30	$77	$1,873

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires the company to perform an assessment at least annually as to whether there is an indication that the carrying value of goodwill is impaired at the reporting unit level. The annual impairment test is performed during the second quarter of each year.

Changes in the carrying amounts of other intangibles for the quarter ended March 31, 2009 were as follows:

(Millions of dollars)	Customer & License/Use Agreements	Non- compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2008	$141	$37	$10	$188
Additions	3	—	—	3
Foreign currency translation	(4)	—	—	(4)
Other	(1)	(5)	—	(6)

Balance, March 31, 2009	$139	$32	$10	$181

Less: Accumulated amortization
Balance, December 31, 2008	$(40)	$(21)	$(6)	$(67)
Amortization expense	(3)	(1)	—	(4)
Foreign currency translation	2	—	—	2
Other	1	5	—	6

Balance, March 31, 2009	$(40)	$(17)	$(6)	$(63)

Net balance at March 31, 2009	$99	$15	$4	$118

There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 10 years. Total estimated annual amortization expense is $13 million for the remainder of 2009; $17 million, $15 million, $13 million and $12 million for the years ended December 31, 2010, 2011, 2012 and 2013, respectively; and $48 million thereafter.

8. Share-Based Compensation

The company accounts for share-based compensation under the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). Share-based compensation of $9 million ($6 million after tax) and $11 million ($8 million after tax) was recognized during the quarters ended March 31, 2009 and 2008, respectively. The expense was primarily recorded in selling, general and administrative expenses. There was no share-based compensation cost that was capitalized. For further details regarding Praxair’s share-based compensation arrangements and prior year grants, refer to Note 16 to the consolidated financial statements of Praxair’s 2008 Annual Report on Form 10-K.

Beginning in 2009, the company changed the components of its long-term incentives awarded to employees. The company increased the amount of restricted and performance-based stock and decreased the amount of stock options granted to employees.

Stock Options

The weighted-average fair value of options granted during the quarter ended March 31, 2009 was $8.05 ($11.53 in 2008) based on the Black-Scholes Options-Pricing model. The following weighted-average assumptions were used for grants in 2009 and 2008:

	Quarter ended March 31,
	2009	2008
Dividend yield	2.6%	1.8%
Volatility	18.7%	13.9%
Risk-free interest rate	1.9%	3.0%
Expected term in years	5	5

The following table summarizes option activity under the plans as of March 31, 2009 and changes during the period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

Activity	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2009	18,927	$50.68
Granted	2,194	60.92
Exercised	(384)	29.84
Cancelled or expired	(46)	80.70

Outstanding at March 31, 2009	20,691	52.09	6.5	$315

Exercisable at March 31, 2009	14,940	$45.21	5.6	$330

The aggregate intrinsic value represents the difference between the company’s closing stock price of $67.29 as of March 31, 2009 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during the first quarter of 2009 was $14 million ($33 million during the first quarter of 2008).

Cash received from option exercises under all share-based payment arrangements was $11 million for the quarter ended March 31, 2009. The cash tax benefit realized from stock option exercises totaled $4 million for the quarter ended March 31, 2009, of which $3 million in excess tax benefits was classified as financing cash flows.

As of March 31, 2009, $45 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.5 years.

Performance- Based and Restricted Stock Awards

During February 2009, the company granted 69,900 restricted stock units and 412,240 performance-based stock units to employees, which vest at the end of a three-year service period. For the performance-based stock units the actual number of shares issued can range from zero to 150 percent of the units granted based on the actual performance levels achieved.

Compensation expense related to the restricted stock and performance-based stock units is recognized on a straight-line basis over the three-year vesting period. Compensation expense related to performance-based stock units will be adjusted during the performance period based upon the estimated performance levels that will be achieved. The fair value of restricted stock and performance-based stock units granted in February 2009 was $56.31. This is based on the closing market price of the Company’s common stock on the date of grant adjusted for dividends that will not be paid during the vesting period.

The following table summarizes non-vested performance-based and restricted stock award activity as of March 31, 2009 and changes during the period then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
Performance-Based and Restricted Stock Activity	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2009	115	$70.07	23	$28.17
Granted	412	56.31	70	56.31

Non-vested at March 31, 2009	527	$59.30	93	$49.34

As of March 31, 2009, based on current estimates of future performance, $24 million of unrecognized compensation cost related to performance-based awards is expected to be recognized through the first quarter of 2012 and $4 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized on a straight-line basis through the first quarter of 2012.

9. Retirement Programs

The components of net pension and postretirement benefits other than pensions (OPEB) costs for the quarters ended March 31, 2009 and 2008 are shown below:

	Quarter Ended March 31,
	Pensions		OPEB
(Millions of dollars)	2009	2008	2009	2008
Service cost	$9	$11	$1	$1
Interest cost	28	29	4	4
Expected return on plan assets	(31)	(34)	—	—
Net amortization and deferral	4	5	—	—

Net periodic benefit cost before pension settlement charge	10	11	5	5
Pension settlement charge	—	17	—	—

Net periodic benefit cost	$10	$28	$5	$5

Praxair estimates that 2009 contributions to its pension plans will be in the range of $70 million to $100 million including required contributions. Contributions of $8 million have been made through March 31, 2009.

A pension settlement charge of $17 million ($11 million after-tax) was recorded in the first quarter of 2008 for net unrecognized actuarial losses related to lump sum benefit payments made from the U.S. supplemental pension plan to a number of recently retired senior managers, including Praxair’s former chairman and chief executive officer.

10. Commitments and Contingencies

Praxair is subject to various lawsuits and government investigations that arise from time to time in the ordinary course of business. These actions are based upon alleged environmental, tax, antitrust and personal injury claims, among others. Praxair has strong defenses in these cases and intends to defend itself vigorously. It is possible that the company may incur losses in connection with some of these actions in excess of accrued liabilities. Management does not anticipate that in the aggregate such losses would have a material adverse effect on the company’s consolidated financial position or liquidity; however, it is possible that the final outcomes could have a significant impact on the company’s reported results of operations in any given period (see Note 18 of the 2008 Annual Report on Form 10-K).

Among such matters are:

•

Claims brought by welders alleging that exposure to manganese contained in welding fumes caused neurological injury. Praxair has never manufactured welding consumables. Such products were manufactured prior to 1985 by a predecessor company of Praxair. As of March 31, 2009, Praxair was a co-defendant with many other companies in lawsuits alleging personal injury caused by manganese contained in welding fumes. There were a total of 1,801 individual claimants in these cases. The cases were pending in several state and federal courts. The federal cases have been transferred to the U.S. District Court for the Northern District of Ohio for coordinated pretrial proceedings. The plaintiffs seek unspecified compensatory and, in most instances, punitive damages. In the past, Praxair has either been dismissed from the cases with no payment or has settled a few cases for nominal amounts. Various class actions have been proposed but none have been certified. No reserves have been recorded for these cases as management does not believe that a loss from them is probable or reasonably estimable.

•

An investigation by Spanish prosecutors relating to income tax credits generated by certain of the company’s Spanish subsidiaries prior to 2002 totaling approximately $159 million. These tax positions relate to statutory interpretation matters and are under criminal investigation, although some have previously been the subject of civil tax proceedings. In accordance with the requirements of FIN 48, Praxair had previously recorded a full liability, including interest, for these tax positions and management does not believe penalties are likely or reasonably estimable at this time. The company believes it has strong defenses and is vigorously defending against the proceeding.

•

Claims brought by the Brazilian taxing authorities against several of the company’s Brazilian subsidiaries primarily relating to various social and value-added (VAT) taxes. Most of the social tax cases originated from 1988 to 1999 which was a period of hyperinflation in Brazil. During this period, the company, along with other taxpayers, challenged the legality of various Brazilian tax law changes that were designed to increase tax revenues by various means, including modifying the basis upon which a tax was levied, increasing the tax rates, and shortening payment due dates. These cases are primarily associated with disagreements on the amount of taxes assessed and the appropriate index that should be used to inflation-adjust amounts that were over or under paid during this period. The VAT tax matters are associated with issues such as documentation, establishment and process, among others. The total estimated potential liability for such claims, including interest and penalties, as appropriate, is approximately $390 million. In accordance with SFAS 5 and FIN 48, Praxair has recorded liabilities totaling $216 million related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is difficult to estimate the timing of resolution of these matters, however, it is possible that certain of these matters could be resolved within the next few years. The company is vigorously defending against the proceedings.

11. Segments

Sales and operating profit by segment for the quarters ended March 31, 2009 and 2008 are shown below. For a description of Praxair’s operating segments, refer to Note 19 to the consolidated financial statements of Praxair’s financial statements of Praxair’s 2008 Annual Report on Form 10-K.

	Quarter Ended March 31,
(Millions of dollars)	2009	2008
SALES(a)
North America	$1,164	$1,454
Europe(b)	303	390
South America	353	466
Asia	180	211
Surface Technologies	123	142

	$2,123	$2,663

OPERATING PROFIT
North America	$256	$262
Europe(b)	63	87
South America	75	89
Asia	26	37
Surface Technologies	22	24

Segment operating profit	442	499
Pension settlement charge (Note 9)	—	(17)

Total operating profit	$442	$482

(a)	Intersegment sales, primarily from North America to other segments, were not significant for the quarters ended March 31, 2009 and 2008.
(b)	On April 1, 2008, Praxair completed the sale of its majority interest in Maxima Air Separation Center Ltd. with operations in Israel, which contributed approximately $9 million to sales for the quarter ended March 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results

The following table provides summary data for the quarters ended March 31, 2009 and 2008:

	Quarter Ended March 31,
(Dollar amounts in millions)	2009	2008	Variance
Sales	$2,123	$2,663	(20)%
Gross margin (a)	$928	$1,068	(13)%
As a percent of sales	43.7%	40.1%
Selling, general and administrative	$265	$335	(21)%
As a percent of sales	12.5%	12.6%
Depreciation and amortization	$199	$210	(5)%
Pension settlement charge (b)	$—	$17
Other income (expense) - net	$(4)	$—
Operating profit	$442	$482	(8)%
As a percent of sales	20.8%	18.1%
Interest expense - net	$35	$47	(26)%
Effective tax rate	28.0%	28.0%
Net income - Praxair, Inc.	$290	$307	(6)%
Diluted earnings per share	$0.93	$0.96	(3)%
Diluted shares outstanding	311,311	320,409	(3)%

(a)	Gross margin excludes depreciation and amortization expense.
(b)	See Note 9 to the condensed consolidated financial statements.

Quarter ended March 31, 2009 vs. 2008
% Change
Sales
Volume	(12)%
Price/Mix/Other	3%
Cost pass-through	(2)%
Currency	(9)%
Acquisitions/ divestitures	—%

Total sales change	(20)%

Sales decreased $540 million, or 20%, in the first quarter versus 2008. The underlying decline in sales of 9% reflects significantly lower volumes in all geographies due to lower demand consistent with the global economic slowdown mitigated by the impact of higher pricing. The unfavorable impact of currency, primarily in South America, Europe, Mexico and Canada decreased sales by 9%. Lower cost pass-through decreased sales by $59 million, or 2%, with a negligible impact on operating profit. Acquisitions and divestitures did not have an impact on sales for the quarter.

Gross margin in 2009 decreased $140 million, or 13%, for the first quarter versus 2008. The increase in the first quarter gross margin percentage from 40.1% to 43.7%, was due to higher pricing, operating efficiency and the impact from lower cost pass-through.

Selling, general and administrative (SG&A) expenses decreased $70 million, or 21%, for the first quarter versus 2008 due to cost savings resulting form the cost reduction program initiated in 2008, ongoing productivity programs and currency impacts. SG&A as a percentage of sales remained the same as cost reduction and productivity initiatives reduced spending consistent with lower sales.

Depreciation and amortization expense decreased $11 million, or 5%, for the first quarter versus 2008. The decrease was due to currency effects partially offset by the increased depreciation associated with project start-ups.

Other income (expenses) – net for the 2009 first quarter was a $4-million expense versus zero in the first quarter of 2008.

Operating profit decreased $40 million, or 8%, for the first quarter versus 2008. Excluding the $17 million pension settlement charge in the first quarter of 2008, operating profit decreased $ 57 million, or 11%. This decrease was driven by the negative impact of currency and lower sales volumes partially offset by cost savings. Operating profit as a percentage of sales improved to 20.8% as a result of significant cost reductions and pricing.

Interest expense – net decreased $12 million, or 26% for the first quarter versus 2008 due to lower interest rates on commercial paper and international bank borrowings that more than offset the increase in debt.

The effective tax rate remained flat at 28.0% for both 2009 and 2008.

Net income – Praxair, Inc. decreased $17 million, or 6%, for the first quarter versus 2008. 2008 included the pension settlement charge of $11 million after tax. Excluding the impact of this charge, net income – Praxair, Inc. decreased $ 28 million, or 9% due to lower operating profit partially offset by lower interest expense.

Diluted earnings per share (EPS) decreased $0.03 per diluted share, or 3% versus 2008. Excluding the impact of the pension settlement charge of $0.03 per diluted share in the first quarter of 2008, EPS decreased 6% versus 2008. The underlying decrease in EPS is in line with the decrease in net income – Praxair, Inc. partially offset by the impact of the company’s net repurchases of common stock during 2008.

The number of employees at March 31, 2009 was 26,533, reflecting a decrease of 403 employees from December 31, 2008.

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows:

	Quarter ended March 31,
(Dollar amounts in millions)	2009	2008	Variance
SALES
North America	$1,164	$1,454	(20)%
Europe	303	390	(22)%
South America	353	466	(24)%
Asia	180	211	(15)%
Surface Technologies	123	142	(13)%

	$2,123	$2,663	(20)%

OPERATING PROFIT
North America	$256	$262	(2)%
Europe	63	87	(28)%
South America	75	89	(16)%
Asia	26	37	(30)%
Surface Technologies	22	24	(8)%

Segment operating profit	442	499	(11)%
Pension settlement charge (a)	—	(17)

Total operating profit	$442	$482

(a)	See Note 9 to the condensed consolidated financial statements.

North America

Quarter Ended March 31, 2009 vs. 2008
% Change
Sales
Volume	(14)%
Price/Mix/Other	3%
Cost pass-through	(4)%
Currency	(5)%
Acquisitions/divestitures	—%

Total sales change	(20)%

Sales decreased $290 million, or 20%, for the first quarter versus 2008. The underlying decline in sales of 11% is due to lower volumes partially offset by higher pricing. Higher sales to the energy markets were offset by sharply lower volumes to the chemicals, metals, electronics and manufacturing end-markets. Currency depreciation, primarily in Canada and Mexico, reduced sales by 5%. Lower cost pass-through decreased sales by $64 million, or 4%, with a minimal impact on operating profit. Acquisitions and divestitures did not have an impact on sales for the quarter.

Operating profit decreased $6 million, or 2%, for the first quarter versus 2008. Excluding the negative impact of currency, underlying operating profit grew as cost savings from the cost reduction program and ongoing productivity initiatives more than offset the impact of sharply lower volumes.

Europe

Quarter ended March 31, 2009 vs. 2008
% Change
Sales
Volume	(14)%
Price/Mix/Other	3%
Cost pass-through	(1)%
Currency	(9)%
Acquisitions/Divestitures	(1)%

Total Sales Change	(22)%

Sales decreased $87 million, or 22%, for the first quarter versus 2008. Unfavorable currency reduced sales by 9%. The underlying decline in sales of 11% was due primarily to sharply lower volumes in the chemicals, metals and electronics end-markets. The divestiture of an industrial gas business in Israel in 2008 reduced sales by 1%. Cost pass-through to customers decreased sales by $4 million, or 1%, with a minimal impact on operating profit.

Operating profit decreased $24 million, or 28%, for the first quarter versus 2008. The decrease in operating profit was due to sharply lower volumes and currency depreciation, partially offset by cost reductions.

South America

Quarter ended March 31, 2009 vs. 2008
% Change
Sales
Volume	(8)%
Price/Mix/Other	6%
Cost pass-through	1%
Currency	(23)%

Total sales changes	(24)%

Sales decreased $113 million, or 24%, for the first quarter versus 2008. Excluding the impact of currency and cost pass-through, sales decreased 2%. The decrease was primarily due to lower volumes to metals and manufacturing customers, largely offset by growth in the food and beverage and healthcare end-markets. Cost pass-through to customers increased sales by $3 million, or 1%, with a minimal impact on operating profit.

Operating profit decreased $14 million, or 16%, for the first quarter versus 2008. Excluding the negative impact of currency, underlying operating profit grew as cost savings from productivity initiatives and cost reduction programs and higher pricing more than offset lower volumes.

Asia

Quarter ended March 31, 2009 vs. 2008
% Change
Sales
Volume	(8)%
Price/Mix/Other	—%
Cost pass-through	3%
Currency	(10)%

Total sales change	(15)%

Sales decreased $31 million, or 15%, for the first quarter versus 2008. Unfavorable currency decreased sales by 10%. Underlying sales decreased 8% due to sharply lower sales to the electronics end-market. Excluding electronics, underlying sales were higher as a result of project start-ups in India, China and Korea, partially offset by lower base business volumes. Cost pass-through to customers increased sales by $6 million, or 3%, with a minimal impact on operating profit.

Operating profit decreased $11 million, or 30%, for the first quarter versus 2008, primarily as the result of lower sales volumes and currency depreciation.

Surface Technologies

Quarter ended March 31, 2009 vs. 2008
% Change
Sales
Volume/Price/Other	(7)%
Currency	(6)%

Total sales change	(13)%

Sales decreased $19 million, or 13%, for the first quarter versus 2008. Excluding the impact of negative currency translation, underlying sales were 7% below the prior year. Underlying sales growth in the energy market of 35% was more than offset by a decline in sales to the aerospace market of 16% and manufacturing and other markets of 21%.

Operating profit decreased $2 million, or 8%, for the first quarter versus 2008. The decrease was principally driven by the impact of negative currency as productivity and cost reduction initiatives offset the impact of lower volumes.

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

To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percent of Q1 2009	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
	Consolidated	First Quarter Average		March 31,	December 31,
Currency	Sales (a)	2009	2008	2009	2008
Euro	17%	0.75	0.68	0.75	0.71
Brazil real	14%	2.32	1.74	2.32	2.34
Canada dollar	8%	1.23	0.99	1.24	1.22
Mexico peso	6%	14.18	10.82	14.38	13.53
China RMB	2%	6.84	7.23	6.83	6.84
India rupee	2%	49.12	39.52	50.60	48.50
Korea won	2%	1,373	940	1,370	1,259
Argentina peso	1%	3.54	3.15	3.72	3.45
Colombia peso	1%	2,410	1,909	2,544	2,243
Singapore dollar	1%	1.49	1.42	1.50	1.44
Taiwan dollar	1%	33.72	32.00	33.73	33.01
Thailand bhat	1%	35.22	30.47	35.41	35.00
Venezuela bolivar	1%	2.15	2.15	2.15	2.15

(a)	Certain Surface technologies segment sales are included in European, Brazilian and Indian sales.

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

	Quarter Ended March 31,
(Millions of dollars)	2009	2008
NET CASH PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
Net income - Praxair, Inc.	$290	$307
Depreciation and amortization	199	210
2008 Cost reduction program, payments	(18)	—
Accounts receivable	94	(184)
Inventory	20	(9)
Payables and accruals	(259)	58
Pension contributions	(8)	(11)
Other - net	31	8

Net cash provided by operating activities	$349	$379

INVESTING ACTIVITIES
Capital expenditures	(293)	(344)
Acquisitions	(2)	(40)
Divestitures and asset sales	5	16

Net cash used for investing activities	$(290)	$(368)

FINANCING ACTIVITIES
Debt increases (reductions) - net	71	329
Issuances of common stock	16	66
Purchases of common stock	—	(293)
Cash dividends - Praxair, Inc. shareholders	(123)	(117)
Excess tax benefit on stock option exercises	3	5
Noncontrolling interest transactions and other	(3)	1

Net cash used for financing activities	$(36)	$(9)

Cash Flow from Operations

Cash provided by operations of $ 349 million for the first quarter decreased $ 30 million versus 2008. The decrease was principally a result of lower net income – Praxair, Inc. and cash payments related to the 2008 cost reduction program. The working capital impacts relating to accounts receivable, inventory and payables largely offset.

Investing

Net cash used for investing of $290 million for the first quarter decreased $ 78 million versus 2008 levels primarily due to decreased capital expenditures and acquisition spending. Capital expenditures of $293 million relate largely to new production plants under contract for customers in North and South America, China and India.

Financing

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

Actual returns for the company’s U.S pension plans may vary from the expected long-term rate of return of 8.25 percent due to the current adverse conditions in the global securities markets. Actual returns below this expected rate may impact the amount and timing of future contributions to these plans. The actual amounts will depend on actual returns and discount rates.

Cash used for financing activities was $36 million in 2009 versus $9 million in 2008. This increase was primarily due to lower debt issuances resulting from the net impact of reduced share repurchases, lower issuances of common stock and higher cash dividends. Cash dividends of $123 million increased $6 million from the year ago period to $0.40 per share ($0.375 per share for 2008).

At March 31, 2009, Praxair’s total debt outstanding was $ 5,045 million, an increase of $20 million from December 31, 2008. On March 26, 2009, Praxair issued $300 million of 4.375% notes due 2014. The proceeds were used to reduce short-term debt and for general corporate purposes.

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

	March 31,	December 31,
(Dollar amounts in millions)	2009	2008
TOTAL CAPITAL
Total debt	$5,045	$5,025

Equity
Praxair, Inc. shareholders’ equity	4,073	4,009
Noncontrolling interests	302	302

Total equity	4,375	4,311

	$9,420	$9,336

DEBT-TO-CAPITAL RATIO	53.6%	53.8%

After-tax Return on Capital (ROC)

After-tax return on capital is a measure used by investors, financial analysts and management to evaluate the return on net assets employed in the business. ROC measures the after-tax operating profit that the company was able to generate with the investments made by all parties in the business (debt, noncontrolling interests and Praxair, Inc. shareholders’ equity).

	Quarter Ended March 31,
(Dollar amounts in millions)	2009	2008
Reported operating profit	$442	$482
Add: Pension settlement charge*	—	17

Adjusted operating profit	$442	$499

Less: reported taxes	(114)	(122)
Less: tax benefit on pension settlement charge*	—	(6)
Less: tax benefit on interest expense (a)	(10)	(13)
Add: equity income	5	9

Net operating profit after-tax (NOPAT)	$323	$367

Beginning capital	$9,336	$9,655
Ending capital	$9,420	$10,127
Average capital	$9,378	$9,891

ROC%	3.4%	3.7%

ROC% (annualized)	13.8%	14.8%

(a)	Tax benefit on interest expense is based on Praxair’s underlying effective tax rate of 28% for 2009 and 2008.

Return on Praxair, Inc. Shareholders’ Equity (ROE)

Return on Praxair, Inc. shareholders’ equity is a measure used by investors, financial analysts and management to evaluate operating performance from a Praxair shareholder perspective. ROE measures the net income attributable to Praxair, Inc. that the company was able to generate with the money shareholders have invested.

	Quarter Ended March 31,
(Dollar amounts in millions)	2009	2008
Reported net income - Praxair, Inc.	$290	$307
Add: pension settlement charge*	—	11

Adjusted net income - Praxair, Inc.	$290	$318

Beginning Praxair, Inc. shareholders’ equity	$4,009	$5,142
Ending Praxair, Inc. shareholders’ equity	$4,073	$5,209
Average Praxair, Inc. shareholders’ equity	$4,041	$5,176

ROE%	7.2%	6.1%

ROE% (annualized)	28.7%	24.6%

*	2008 includes a pension settlement charge of $17 million, $11 million after-tax (see Note 9 to the condensed consolidated financial statements).

Contractual Obligations Update

The following table sets forth an update to Praxair’s material unconditional purchase obligations as of March 31, 2009:

	Due or expiring by December 31,
	2009
(millions of dollars)	remaining	2010	2011	2012	2013	Thereafter	Total
Unconditional purchase obligations	$400	$350	$270	$243	$232	$1,686	$3,181

Unconditional purchase obligations of $3,181 million represent contractual commitments under various long- and short-term arrangements with suppliers. These obligations are primarily minimum-purchase commitments for electricity, natural gas, helium and feedstock used to produce atmospheric and process gases. The increase in unconditional purchase obligations from December 31, 2008 primarily relates to power purchase commitments. A significant portion of these obligations is passed on to customers through similar take-or-pay contractual arrangements. Purchase obligations that are not passed along to customers do not represent a significant risk to Praxair.

Praxair’s other contractual obligations and commercial commitments are not included in the table above because there were no material changes from what was reported on the 2008 Annual Report on Form 10-K.

New Accounting Standards

Refer to Note 1 of the condensed consolidated financial statements for information regarding new accounting standards.

Fair Value Measurements

Praxair does not expect changes in the aggregate fair value of its financial assets and liabilities to have a material impact on the consolidated financial statements. See Note 5 to the condensed consolidated financial statements.

Outlook

For the second quarter of 2009, diluted earnings per share are expected to be in the range of $0.95 to $1.00.

For the full year of 2009, Praxair expects sales in the area of $9.0 billion. Diluted earnings per share are expected to be in the range of $3.85 to $4.15. Full-year capital expenditures are expected to be in the area of $1.4 billion supporting the current backlog of projects under contract with customers which will come on stream in 2009 through 2011. Praxair expects an effective tax rate of about 28% for 2009.

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

Refer to Item 7A. to Part II of Praxair’s 2008 Annual Report on Form 10-K for discussion.

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

There have been no material changes to the risk factors disclosed in Item 1a to Part I of Praxair’s 2008 Annual Report on Form 10-K .

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the three months ended March 31, 2009 is provided below:

Period	Total Number of Shares Purchased (1) (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchase as Part of Publicly Announced Plans or Programs (2) (Thousands)	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Program (3) (Millions)
January 2009	23	$63.80	—	$378
February 2009	—	—	—	$378
March 2009	29	58.38	—	$378

First Quarter 2009	52	$60.78	—	$378

(1)	The repurchased shares were not part of the publicly announced share repurchase program. Shares were withheld from employees to satisfy certain tax obligations in connection with the vesting of performance-based stock units and deferred compensation distributions. The 2002 Praxair, Inc. Long-Term Incentive Plan and Praxair Compensation Deferral Program both provide for the withholding of shares to satisfy tax obligations.
(2)	On July 23, 2008, the company’s board of directors approved the repurchase of an additional $1 billion of its common stock which could take place from time to time on the open market (which could include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions.
(3)	As of March 31, 2009, the Company had purchased $622 million of its common stock, pursuant to the 2008 program, leaving an additional $378 million remaining authorized for purchase under the 2008 program. The 2008 program does not have any stated expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Praxair, Inc. was held on April 28, 2009.

Ten directors were elected at that meeting, with vote results as follows:

Nominee	Votes for	Votes withheld
Stephen F. Angel	255,481,074	10,492,033
Nance K. Dicciani	258,129,274	7,843,833
Edward G. Galante	257,711,057	8,262,050
Claire W. Gargalli	258,347,330	7,625,777
Ira D. Hall	260,158,782	5,814,325
Raymond W. LeBoeuf	258,093,295	7,879,812
Larry D. McVay	260,132,867	5,840,240
Wayne T. Smith	250,803,125	15,169,982
H. Mitchell Watson, Jr.	257,206,415	8,766,692
Robert L. Wood	258,016,135	7,956,972

Also at that meeting, shareholders voted upon a proposal to approve the 2009 Praxair, Inc. Long Term Incentive Plan. Having received the affirmative vote of the holders of more than a majority of the votes cast at the meeting, the proposal was approved. The vote was 222,655,975 shares voted for, 17,763,458 shares voted against, 657,702 shares abstained, and 24,895,972 shares that were broker non-votes. The shares voted FOR the proposal represented 92.6% of the votes cast.

Finally, a proposal to ratify the appointment of PricewaterhouseCoopers LLP as the independent auditor was properly presented and voted upon. Having received the affirmative vote of the holders of more than a majority of the votes cast at the meeting, the proposal was approved. The vote was 257,711,347 shares voted for, 5,517,162 shares voted against, 2,744,598 shares abstained, and 0 shares that were broker non-votes. The shares voted FOR the proposal represented 97.9% of the votes cast.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits:

12.01	Computation of Ratio of Earnings to Fixed Charges

31.01	Rule 13a-14(a) Certification

31.02	Rule 13a-14(a) Certification

32.01	Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act)

32.02	Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act)

101	The following financial statements from Praxair, Inc’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed on April 29, 2009, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity, (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Praxair, Inc. and Subsidiaries

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAXAIR, INC.
(Registrant)

Date: April 29, 2009	By:	/s/ Matthew J. White
Matthew J. White
Vice President and Controller
(On behalf of the Registrant and as Chief Accounting Officer)