Form 10-Q
period 2009-06-30
PRAXAIR INC
filed 2009-07-29
CIK 884905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

At June 30, 2009, 306,796,799 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions of dollars, except per share data)

(UNAUDITED)

	Quarter Ended June 30,
	2009	2008
SALES	$2,138	$2,878
Cost of sales, exclusive of depreciation and amortization	1,190	1,748
Selling, general and administrative	265	341
Depreciation and amortization	207	216
Research and development	18	24
Other income (expense) - net	(11)	(6)

OPERATING PROFIT	447	543
Interest expense - net	33	52

INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	414	491
Income taxes	109	137

INCOME BEFORE EQUITY INVESTMENTS	305	354
Income from equity investments	6	8

NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	311	362
Less: noncontrolling interests	(12)	(13)

NET INCOME - PRAXAIR, INC.	$299	$349

PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share	$0.97	$1.11

Diluted earnings per share	$0.96	$1.08

Cash dividends per share	$0.40	$0.375

WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	307,957	315,312
Diluted shares outstanding	312,429	322,088

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions of dollars, except per share data)

(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
SALES	$4,261	$5,541
Cost of sales, exclusive of depreciation and amortization	2,385	3,343
Selling, general and administrative	530	676
Depreciation and amortization	406	426
Research and development	36	48
Pension settlement charge	—	17
Other income (expense) - net	(15)	(6)

OPERATING PROFIT	889	1,025
Interest expense - net	68	99

INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	821	926
Income taxes	223	259

INCOME BEFORE EQUITY INVESTMENTS	598	667
Income from equity investments	11	17

NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	609	684
Less: noncontrolling interests	(20)	(28)

NET INCOME - PRAXAIR, INC.	$589	$656

PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share	$1.91	$2.09

Diluted earnings per share	$1.89	$2.04

Cash dividends per share	$0.80	$0.75

WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	307,887	314,624
Diluted shares outstanding	312,021	321,245

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Millions of dollars)

(UNAUDITED)

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$33	$32
Accounts receivable - net	1,555	1,604
Inventories	423	445
Prepaid and other current assets	181	220

TOTAL CURRENT ASSETS	2,192	2,301
Property, plant and equipment (less accumulated depreciation of $8,864 at June 30, 2009 and $8,341 at December 31, 2008)	8,435	7,922
Goodwill	1,953	1,909
Other intangible assets - net	119	121
Other long-term assets	887	801

TOTAL ASSETS	$13,586	$13,054

LIABILITIES AND EQUITY
Accounts payable	$721	$820
Short-term debt	393	642
Current portion of long-term debt	692	674
Other current liabilities	670	843

TOTAL CURRENT LIABILITIES	2,476	2,979
Long-term debt	4,022	3,709
Other long-term obligations	2,142	2,055

TOTAL LIABILITIES	8,640	8,743

Commitments and contingencies (Note 10)
EQUITY
Praxair, Inc. Shareholders’ equity	4,638	4,009
Noncontrolling interests	308	302

TOTAL EQUITY	4,946	4,311

TOTAL LIABILITIES AND EQUITY	$13,586	$13,054

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of dollars)

(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
OPERATIONS
Net income - Praxair, Inc.	$589	$656
Noncontrolling interests	20	28

Net income (including noncontrolling interests)	$609	$684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	406	426
2008 Cost reduction program, payments	(28)	—
Deferred income taxes	29	11
Share-based compensation	19	22
Accounts receivable	47	(269)
Inventory	19	(33)
Prepaid and other current assets	14	(25)
Payables and accruals	(246)	95
Pension contributions	(9)	(13)
Other	52	(130)

Net cash provided by operating activities	912	768

INVESTING
Capital expenditures	(663)	(724)
Acquisitions	(11)	(70)
Divestitures and asset sales	13	46

Net cash used for investing activities	(661)	(748)

FINANCING
Short-term debt borrowings - net	(272)	108
Long-term debt borrowings	833	918
Long-term debt repayments	(504)	(670)
Issuances of common stock	37	154
Purchases of common stock	(85)	(332)
Cash dividends - Praxair, Inc. shareholders	(246)	(236)
Excess tax benefit on stock option exercises	6	44
Noncontrolling interest transactions and other	(22)	—

Net cash used for financing activities	(253)	(14)

Effect of exchange rate changes on cash and cash equivalents	3	4

Change in cash and cash equivalents	1	10
Cash and cash equivalents, beginning-of-period	32	17

Cash and cash equivalents, end-of-period	$33	$27

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Millions of dollars, except per share data, shares in thousands)

(UNAUDITED)

	Praxair, Inc. Shareholders’ Equity								Noncontrolling Interests	Total Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (b)	Treasury Stock		Praxair, Inc. Shareholders’ Equity
Activity	Shares	Amounts				Shares	Amounts
Balance, January 1, 2009	377,026	$4	$3,328	$6,068	$(1,768)	70,165	$(3,623)	$4,009	$302	$4,311
Net Income				589				589	20	609
Translation Adjustments					307			307	—	307
Derivative Instruments, net of $3 million taxes					7			7		7
Funded Status - retirement obligations, net of $1 million taxes					(2)			(2)		(2)

Comprehensive income (a)								901	20	921
Dividends to Praxair, Inc common stock ($0.80 per share)				(246)				(246)		(246)
Dividends to noncontrolling interests									(16)	(16)
Contributions from noncontrolling interests									5	5
Purchases of noncontrolling interests			(8)					(8)	(5)	(13)
Sales of noncontrolling interests									2	2
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	54		4					4		4
For employee savings and incentive plans	895		25			(233)	15	40		40
Purchases of common stock						1,246	(88)	(88)		(88)
Tax benefit from stock options			7					7		7
Share-based compensation			19					19		19

Balance, June 30, 2009	377,975	$4	$3,375	$6,411	$(1,456)	71,178	$(3,696)	$4,638	$308	$4,946

(a)	The components of comprehensive income are as follows:

Quarter ended June 30, 2009
Net income (including noncontrolling interests)	$311
Cumulative translation adjustments	461
Derivative instruments	1
Pension/OPEB funded status obligation	(8)

765
Less: noncontrolling interests	21

Comprehensive income - Praxair, Inc.	$744

(b)	The components of accumulated other comprehensive income (loss) are as follows:

	June 30, 2009	December 31, 2008
Cumulative translation adjustments (CTA)	$(988)	$(1,295)
Derivative instruments	4	(3)
Pension/OPEB funded status obligation	(459)	(457)

	(1,443)	(1,755)
Less: noncontrolling interests (CTA)	13	13

AOCI - Praxair, Inc.	$(1,456)	$(1,768)

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Millions of dollars, except per share data, shares in thousands)

(UNAUDITED)

Activity	Praxair, Inc. Shareholders’ Equity								Noncontrolling Interests	Total Equity
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (b)	Treasury Stock		Praxair, Inc. Shareholders’ Equity
	Shares	Amounts				Shares	Amounts
Balance, January 1, 2008	373,145	$4	$3,074	$5,325	($672)	57,657	($2,589)	$5,142	$321	$5,463
Net Income				656				656	28	684
Translation Adjustments					229			229	13	242
Derivative Instruments, net of $2 million taxes					(5)			(5)		(5)
Funded Status - retirement obligations, net of $9 million taxes					14			14		14

Comprehensive income (a)								894	41	935
Dividends to Praxair, Inc common stock ($0.75 per share)				(236)				(236)		(236)
Dividends to noncontrolling interests									(19)	(19)
Purchases of noncontrolling interests									(9)	(9)
Sales of noncontrolling interests									(17)	(17)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	42		4					4		4
For employee savings and incentive plans	3,085		114			(717)	40	154		154
Purchases of common stock						4,347	(359)	(359)		(359)
Tax benefit from stock options			50					50		50
Share-based compensation			22					22		22

Balance, June 30, 2008	376,272	$4	$3,264	$5,745	$(434)	61,287	$(2,908)	$5,671	$317	$5,988

(a)	The components of comprehensive income are as follows:

Quarter ended June 30, 2008
Net income (including noncontrolling interests)	$362
Cumulative translation adjustments	140
Derivative instruments	1
Pension/OPEB funded status obligation	7

510
Less: noncontrolling interests	13

Comprehensive income - Praxair, Inc.	$497

(b)	The components of accumulated other comprehensive income (loss) are as follows:

	June 30, 2008	December 31, 2007
Cumulative translation adjustments (CTA)	$(174)	$(416)
Derivative instruments	(5)	—
Pension/OPEB funded status obligation	(221)	(235)

	(400)	(651)
Less: noncontrolling interests (CTA)	34	21

AOCI - Praxair, Inc.	$(434)	$(672)

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Summary of Significant Accounting Policies

Presentation of Condensed Consolidated Financial Statements - In the opinion of Praxair, Inc. (Praxair) management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented and such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements of Praxair, Inc. and subsidiaries in Praxair’s 2008 Annual Report on Form 10-K. There have been no material changes to the company’s significant accounting policies during 2009. Praxair evaluated subsequent events up to July 29, 2009, the date the financial statements are issued.

Accounting Standards Implemented in 2009

The following standards were all effective for Praxair in 2009:

•

SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” requires noncontrolling interests (previously referred to as minority interests) in subsidiaries to be classified as a separate component of equity in the consolidated financial statements. The new standard also requires the amounts of net income and comprehensive income attributable to the noncontrolling interests to be included in consolidated net income on the face of the statement of income and comprehensive income, respectively, and requires various additional disclosures related to noncontrolling interests. SFAS No. 160 requires changes in ownership interest that result either in consolidation or deconsolidation to be recorded at fair value through earnings, including the retained ownership interest, while changes that do not result in either consolidation or deconsolidation of a subsidiary are treated as equity transactions. Also, in accordance with the transition provisions, prior year’s presentations and disclosures have been retrospectively adjusted to conform with SFAS No.160. Effective in 2009, transactions with noncontrolling interests are accounted for and disclosed in accordance with SFAS No.160.

•

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133,” requires enhanced disclosures on the effect of derivatives on a company’s consolidated financial statements. See Note 5 for required disclosures.

•

FSP FAS 107-1, “Interim Disclosures about Fair Value of Financial Instruments” an amendment of FASB Statement No. 107, requires disclosures about fair value of financial instruments in interim financial information for periods ending after June 15, 2009. See Note 5 for required disclosures. At the time Praxair adopted FSP FAS 107-1, the following standards, which did not have an impact, were also required to be adopted: FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed”, and FSP FAS 115-2, FAS 124-2, and EITF 99-20-2, “Recognition and Presentation of Other-Than-Temporary Impairments.”

•

SFAS No. 165, “Subsequent Events” establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the disclosure of the date through which a company has evaluated subsequent events. This statement is effective for Praxair for the period ended June 30, 2009 and the adoption did not have an impact on the condensed consolidated financial statements. See the section captioned “Presentation of the Condensed Consolidated Financial Statements” for required disclosures.

The following standards were also effective for Praxair in 2009 and their adoption did not have an impact on the condensed consolidated financial statements. Refer to Note 1 to the consolidated financial statements of Praxair’s 2008 Annual Report on Form 10-K for a summary of these standards:

•	SFAS No. 157, “Fair Value Measurements” as it relates to non-financial assets and liabilities that are recognized at fair value in the financial statements on a non-recurring basis.

•	SFAS No. 141(R), “Business Combinations,”

•	EITF 07-1, “Accounting for Collaborative Arrangements,” and;

•	EITF 08-6, “Equity Method Investment Accounting Considerations.”

Accounting Standards to Be Implemented

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” which changes the way entities account for securitizations. The new standard is effective for Praxair on January 1, 2010 and the adoption is not expected to have a significant impact on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” which changes the way entities account for special-purpose entities. The new standard is effective for Praxair on January 1, 2010 and the adoption is not expected to have a significant impact on the consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” The Codification is effective July 1, 2009 at which point all then-existing non-SEC accounting and reporting standards will be superseded. The references to the Codification will be reflected in Praxair’s third quarter 2009 consolidated financial statements. This will not have an impact to the consolidated financial statements.

Reclassifications – Certain prior years’ amounts have been reclassified to conform to the current year’s presentation. Such reclassifications relate primarily to the presentation of noncontrolling interests in the condensed consolidated financial statements, as required by SFAS No. 160.

2. 2008 Cost Reduction Program

In the fourth quarter 2008, Praxair recorded pre-tax charges totaling $118 million relating to severance for approximately 1,675 employees and other exit costs associated with a global cost reduction program which was initiated in response to the continuing economic downturn. At June 30, 2009, 1,486 of these positions have been eliminated. The remaining actions are planned to be completed in 2009 primarily as businesses are sold or shut down.

The following table summarizes the activity related to the company’s cost reduction program accrual for the six months ended June 30, 2009:

(Millions of dollars)	Severance Costs	Costs associated with Exit or Disposal Activities	Total Cost Reduction Program
Balance, January 1, 2009	$42	$7	$49
Less: Cash payments	(26)	(2)	(28)
Foreign currency translation & other	(1)	(1)	(2)

Balance, June 30, 2009	$15	$4	$19

For further details regarding the cost reduction program, refer to Note 2 to the consolidated financial statements of Praxair’s 2008 Annual Report on Form 10-K.

3. Inventories

The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	June 30, 2009	December 31, 2008
Raw materials and supplies	$152	$141
Work in process	57	54
Finished goods	214	250

	$423	$445

4. Debt

The following is a summary of Praxair’s outstanding debt at June 30, 2009 and December 31, 2008:

(Millions of dollars)	June 30, 2009	December 31, 2008
SHORT-TERM
Commercial paper and U.S. bank borrowings	$89	$243
European borrowings	28	18
Canadian borrowings	78	194
South American borrowings	10	—
Asian borrowings	171	168
Other international borrowings	17	19

Total short-term debt	393	642

LONG-TERM
U.S. borrowings
Commercial Paper (c)	664	1,137
Floating Rate Notes due 2010 (c, e)	500	—
6.375% Notes due 2012 (a, b)	512	514
3.95% Notes due 2013 (a)	350	350
4.375% Notes due 2014 (a, d)	299	—
5.25% Notes due 2014 (a)	400	400
4.625% Notes due 2015 (a)	500	500
5.375% Notes due 2016 (a)	400	400
5.20% Notes due 2017 (a)	325	325
Other	8	8
European borrowings	637	642
South American borrowings	67	52
Asian borrowings	46	48
Obligations under capital lease	6	7

	4,714	4,383
Less: current portion of long-term debt	(692)	(674)

Total long-term debt	4,022	3,709

Total debt	$5,107	$5,025

(a)	Amounts are net of unamortized discounts.

(b)	June 30, 2009 and December 31, 2008 include a $13 million and $15 million fair value increase, respectively, related to SFAS 133 hedge accounting. See Note 5 for additional information.

(c)	Classified as long-term because of the company’s intent to refinance this debt on a long-term basis and the availability of such financing under the terms of existing agreements.

(d)	On March 26, 2009, Praxair issued $300 million of 4.375% notes due 2014. The proceeds were used to repay short-term debt and for general corporate purposes.

(e)	On May 26, 2009, Praxair issued $500 million of floating rate notes due 2010. The notes bear interest at a rate of three-month LIBOR plus 0.09% (0.75% at June 30, 2009). The proceeds were used to repay short-term debt and for general corporate purposes.

5. Financial Instruments

In its normal operations, Praxair is exposed to market risks relating to fluctuations in interest rates, foreign currency exchange rates, energy costs and to a lesser extent precious metal prices. The objective of financial risk management at Praxair is to minimize the negative impact of such fluctuations on the company’s earnings and cash flows. To manage these risks, among other strategies, Praxair routinely enters into various derivative financial instruments (“derivatives”) including interest-rate swap and treasury rate lock agreements, currency-swap agreements, forward contracts, currency options, and commodity-swap agreements. These instruments are not entered into for trading purposes and Praxair only uses commonly traded and non-leveraged instruments.

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

The following table is a summary of the notional amount and fair value of derivatives outstanding at June 30, 2009 and December 31, 2008 for consolidated subsidiaries (all maturities are within one year):

	Notional Amounts		Fair Value (a)
			Assets		Liabilities
(Millions of dollars)	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items	$933	$616	$11	$3	$2	$24
Anticipated net income	77	20	—	5	8	—

Total	$1,010	$636	$11	$8	$10	$24
Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted purchases	$9	$—	$—	$—	$—	$—
Interest rate contracts:
Treasury rate locks	—	500	—	6	—	—

Total	$9	$500	$—	$6	$—	$—
Total Derivatives	$1,019	$1,136	$11	$14	$10	$24

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.

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

Anticipated Net Income

The anticipated net income hedge contracts consist of forward contracts and, at June 30, 2009 relate to anticipated net income in Brazil and Europe (at December 31, 2008 they relate to anticipated net income in Brazil). Over the term of the contracts, the fair value adjustments from net-income hedging contracts are largely offset by the impacts on reported net income resulting from the currency translation process. SFAS No. 133 does not allow hedges of anticipated net income to be designated as hedging instruments.

Forecasted Purchases

Foreign currency contracts related to forecasted purchases consist of forward contracts entered into to manage the exposure to fluctuations in foreign-currency exchange rates on forecasted purchases of capital-related equipment and services denominated in currencies other than the functional currency of the related operating units. These forward contracts were designated and accounted for as cash flow hedges in accordance with the provisions of SFAS No. 133.

Interest Rate Contracts

Treasury Rate Locks

In December 2008, Praxair entered into treasury rate lock contracts totaling $500 million notional amount to hedge the cash flow exposure attributable to the changes in the treasury rate portion of the interest rate on a forecasted debt issuance. The treasury rate locks were designated as and accounted for as cash flow hedges in accordance with the provisions of SFAS No. 133. In January 2009, the company settled the treasury rate locks and received a cash payment of $16 million ($10 million net of taxes) which was recorded as a gain in accumulated other comprehensive income (AOCI). The gain in AOCI will be reclassified to earnings over the term of the debt, once issued.

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

Interest Rate Swaps

During 2002, Praxair entered into and terminated $500 million notional amount of interest-rate swap agreements that effectively converted fixed-rate interest to variable-rate interest on the $500 million 6.375% notes that mature in April 2012. The termination resulted in a cash gain of $47 million, which Praxair recognized in earnings and was equally offset with a charge to earnings for the changes in the fair value of the underlying debt instrument. This debt increase of $47 million is being recognized in earnings as a reduction to interest expense over the remaining term of the underlying debt, or about ten years. In each of the quarters ended June 30, 2009 and 2008, $1 million was recognized as a reduction to interest expense and $13 million remains unrecognized at June 30, 2009 ($15 million at December 31, 2008) and is shown as an increase to long-term debt (not in the tables that follow).

The following table summarizes the impacts of the Company’s derivatives on the consolidated statement of income and AOCI for the quarters ended June 30, 2009 and 2008:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (a)
	Quarter ended June 30,		Six months ended June 30,
(Millions of dollars)	2009	2008	2009	2008
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$21	$(11)	$1	$(8)
Other balance sheet items	2	(2)	3	(3)
Anticipated net income	(16)	(4)	(13)	(7)

Total	$7	$(17)	$(9)	$(18)

	Amount of Pre-Tax Gain (Loss) Recognized in AOCI (b)
	Quarter ended June 30,		Six months ended June 30,
(Millions of dollars)	2009	2008	2009	2008
Derivatives Designated as Hedging Instruments
Currency contracts:
Forecasted purchases (c)	$—	$—	$—	$—
Interest rate contracts:
Treasury rate locks	—	—	10	(7)
Interest rate swaps (d)	—	2	—	—

Total	$—	$2	$10	$(7)

(a)	Balance sheet items offset by gains (losses) recorded on the underlying hedged assets and liabilities. The gains (losses) for the derivatives and the underlying hedged assets and liabilities related to debt items are recorded in the consolidated statement of income as interest expense-net. Other balance sheet items and anticipated net income gains (losses) are recorded in the consolidated statement of income as other income (expense)-net.

(b)	The gains (losses) for interest rate contracts are reclassified to earnings as interest expense-net. The amount of gains (losses) reclassified to earnings for the quarters and six-month periods ended June 30, 2009 and 2008 was less than $1 million. There was no ineffectiveness.

(c)	The amount recognized in AOCI during the periods was less than $1 million.

(d)	A Praxair joint venture in China which is accounted for as an equity investment has an interest rate swap totaling $60 million notional amount. A portion of the fair value adjustment on the interest rate swaps representing Praxair’s ownership interest in the joint venture has been recorded in AOCI.

Fair Value Disclosures

SFAS No. 157 establishes a fair value hierarchy for disclosure of fair value measurements as follows:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2009:

	Fair Value Measurements Using			Total
(Millions of dollars)	Level 1	Level 2	Level 3
Assets
Derivative assets	—	$11	—	$11
Investments	$6	—	—	$6

Total	$6	$11	—	$17

Liabilities
Derivative liabilities	—	$10	—	$10

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

The fair values of cash and cash equivalents, short-term debt, accounts receivables-net, and accounts payable approximate carrying amounts because of the short maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. At June 30, 2009, the estimated fair value of Praxair’s long-term debt portfolio was $4,849 million versus a carrying value of $4,714 million. At December 31, 2008, the estimated fair value of Praxair’s long-term debt portfolio was $4,456 million versus a carrying value of $4,383 million. Differences from carrying amounts are attributable to interest-rate changes subsequent to when the debt was issued.

6. Earnings Per Share

Basic earnings per share is computed by dividing Net Income - Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net Income - Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
NUMERATOR (Millions of dollars)
Net Income - Praxair, Inc.	$299	$349	$589	$656

DENOMINATOR (Thousands of shares)
Weighted average shares outstanding	307,269	314,504	307,205	313,809
Shares earned and issuable under compensation plans	688	808	682	815

Weighted average shares used in basic earnings per share	307,957	315,312	307,887	314,624
Effect of dilutive securities
Performance-based and restricted stock awards	110	200	131	177
Employee stock options	4,362	6,576	4,003	6,444

Weighted average shares used in diluted earnings per share	312,429	322,088	312,021	321,245

BASIC EARNINGS PER COMMON SHARE	$0.97	$1.11	$1.91	$2.09
DILUTED EARNINGS PER COMMON SHARE	$0.96	$1.08	$1.89	$2.04

Stock options of 3,246,115 were antidilutive and therefore excluded in the computation of diluted earnings per share for the quarter and six months ended June 30, 2009. No stock options were excluded in the computation for the quarter and six months ended June 30, 2008.

7. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2009 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2008	$1,272	$165	$357	$30	$85	$1,909
Acquisitions	2	—	—	—	—	2
Purchase adjustments & other	(3)	—	4	—	(5)	(4)
Foreign currency translation	10	38	(3)	—	1	46

Balance, June 30, 2009	$1,281	$203	$358	$30	$81	$1,953

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires the company to perform an assessment at least annually as to whether there is an indication that the carrying value of goodwill is impaired at the reporting unit level. The annual impairment tests for 2009 and 2008 were performed during the second quarter of each year and no impairments were indicated.

Changes in the carrying amounts of other intangibles for the six months ended June 30, 2009 were as follows:

(Millions of dollars)	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2008	$141	$37	$10	$188
Additions	5	1	—	6
Foreign currency translation	1	—	—	1
Other	(2)	(5)	—	(7)

Balance, June 30, 2009	$145	$33	$10	$188

Less: Accumulated amortization
Balance, December 31, 2008	$(40)	$(21)	$(6)	$(67)
Amortization expense	(7)	(2)	—	(9)
Other	2	5	—	7

Balance, June 30, 2009	$(45)	$(18)	$(6)	$(69)

Net balance at June 30, 2009	$100	$15	$4	$119

There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 10 years. Total estimated annual amortization expense is $10 million for the remainder of 2009; $17 million, $15 million, $14 million and $12 million for the years ended December 31, 2010, 2011, 2012 and 2013, respectively; and $51 million thereafter.

8. Share-Based Compensation

The company accounts for share-based compensation under the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). Share-based compensation of $10 million ($7 million after tax) and $11 million ($8 million after tax) was recognized during the quarters ended June 30, 2009 and 2008, respectively. Share-based compensation of $19 million ($13 million after tax) and $22 million ($16 million after tax) was recognized for the six months ended June 30, 2009 and 2008, respectively. The expense was primarily recorded in selling, general and administrative expenses. There was no share-based compensation cost that was capitalized. For further details regarding Praxair’s share-based compensation arrangements and prior year grants, refer to Note 16 to the consolidated financial statements of Praxair’s 2008 Annual Report on Form 10-K.

Beginning in 2009, the company changed the composition of its long-term incentives awarded to employees. The company increased the amount of restricted and performance-based stock and decreased the amount of stock options granted to employees.

Stock Options

The weighted-average fair value of options granted during the six months ended June 30, 2009 and 2008 was $8.05 and $11.53, respectively, based on the Black-Scholes Options-Pricing model. The following weighted-average assumptions were used for grants in 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
Dividend yield	2.6%	1.8%
Volatility	18.7%	13.9%
Risk-free interest rate	1.9%	3.0%
Expected term in years	5	5

The following table summarizes option activity under the plans as of June 30, 2009 and changes during the six-month period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

Activity	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2009	18,927	$50.68
Granted	2,194	60.92
Exercised	(833)	34.35
Cancelled or expired	(98)	68.77

Outstanding at June 30, 2009	20,190	52.37	6.3	$378

Exercisable at June 30, 2009	14,514	$45.41	5.3	$372

The aggregate intrinsic value represents the difference between the company’s closing stock price of $71.07 as of June 30, 2009 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during the quarter and six months ended June 30, 2009 was $16 million and $30 million, respectively ($141 million and $174 million for the same time periods in 2008, respectively).

Cash received from option exercises under all share-based payment arrangements for the quarter and six months ended June 30, 2009 was $17 million and $28 million, respectively ($84 million and $106 million for the same time periods in 2008, respectively). The cash tax benefit realized from stock option exercises totaled $4 million and $8 million for the quarter and six months ended June 30, 2009, of which $6 million in excess tax benefits was classified as financing cash flows ($43 million and $50 million for the same time periods in 2008, respectively).

As of June 30, 2009, $38 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.5 years.

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

The following table summarizes non-vested performance-based and restricted stock award activity as of June 30, 2009 and changes during the period then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
Performance-Based and Restricted Stock Activity	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2009	115	$70.07	23	$28.17
Granted	412	56.31	70	56.31
Cancelled	(6)	72.29	—	—

Non-vested at June 30, 2009	521	$59.14	93	$49.34

As of June 30, 2009, based on current estimates of future performance, $20 million of unrecognized compensation cost related to performance-based awards is expected to be recognized through the first quarter of 2012 and $3 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized on a straight-line basis through the first quarter of 2012.

9. Retirement Programs

The components of net pension and postretirement benefits other than pensions (OPEB) costs for the quarters and six-month periods ended June 30, 2009 and 2008 are shown below:

	Quarter Ended June 30,				Six Months Ended June 30,
	Pensions		OPEB		Pensions		OPEB
(Millions of dollars)	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$9	$11	$1	$1	$18	$22	$2	$2
Interest cost	29	30	4	4	57	59	8	8
Expected return on plan assets	(32)	(34)	—	—	(63)	(68)	—	—
Net amortization and deferral	4	5	—	—	8	10	—	—

Net periodic benefit cost before pension settlement charge	10	12	5	5	20	23	10	10
Pension settlement charge	—	—	—	—	—	17	—	—

Net periodic benefit cost	$10	$12	$5	$5	$20	$40	$10	$10

Praxair estimates that 2009 contributions to its pension plans will be in the range of $135 million to $145 million, of which $9 million have been made through June 30, 2009. On July 28, 2009, Praxair made cash contributions totaling $113 million to its U.S. pension plans.

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

Among such matters are:

•

Claims brought by welders alleging that exposure to manganese contained in welding fumes caused neurological injury. Praxair has never manufactured welding consumables. Such products were manufactured prior to 1985 by a predecessor company of Praxair. As of June 30, 2009, Praxair was a co-defendant with many other companies in lawsuits alleging personal injury caused by manganese contained in welding fumes. There were a total of 1,775 individual claimants in these cases. The cases were pending in several state and federal courts. The federal cases have been transferred to the U.S. District Court for the Northern District of Ohio for coordinated pretrial proceedings. The plaintiffs seek unspecified compensatory and, in most instances, punitive damages. In the past, Praxair has either been dismissed from the cases with no payment or has settled a few cases for nominal amounts. These claims raise numerous, individual issues that make them generally unsuited for class action status. Separately, various class actions for medical monitoring have been proposed but none have been certified. No reserves have been recorded for these cases as management does not believe that a loss from them is probable or reasonably estimable.

•

An investigation by Spanish prosecutors relating to income tax credits generated by certain of the company’s Spanish subsidiaries prior to 2002 totaling approximately $168 million. These tax positions relate to statutory interpretation matters and are under criminal investigation, although some have previously been the subject of civil tax proceedings. In accordance with the requirements of FIN 48, Praxair had previously recorded a full liability, including interest, for these tax positions and management does not believe penalties are likely or reasonably estimable at this time. The company believes it has strong defenses and is vigorously defending against the proceeding.

•

Claims brought by the Brazilian taxing authorities against several of the company’s Brazilian subsidiaries primarily relating to various social and value-added (VAT) taxes. Most of the social tax cases originated from 1988 to 1999 which was a period of hyperinflation in Brazil. During this period, the company, along with other taxpayers, challenged the legality of various Brazilian tax law changes that were designed to increase tax revenues by various means, including modifying the basis upon which a tax was levied, increasing the tax rates, and shortening payment due dates. These cases are primarily associated with disagreements on the amount of taxes assessed and the appropriate index that should be used to inflation-adjust amounts that were over or under paid during this period. The VAT tax matters are associated with issues such as documentation, establishment and process, among others. The total estimated potential liability for such claims, including interest and penalties, as appropriate, is approximately $468 million. In accordance with SFAS 5 and FIN 48, Praxair has recorded liabilities totaling $261 million related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is difficult to estimate the timing of resolution of these matters, however, it is possible that certain of these matters could be resolved within the next few years. The company is vigorously defending against the proceedings. On May 28, 2009, the Brazilian government published Law 11941/09 instituting a new voluntary amnesty program which allows Brazilian companies to settle certain Federal tax disputes by November 30, 2009 at reduced amounts. Under the program it may also be possible to utilize net operating loss carryforwards to settle a portion of the tax disputes. Praxair is currently evaluating this program including any impact on its existing valuation allowances on deferred tax assets. The company will record the impact, if any, when decisions are made.

11. Segments

Sales and operating profit by segment for the quarters and six-month periods ended June 30, 2009 and 2008 are shown below. For a description of Praxair’s operating segments, refer to Note 19 to the consolidated financial statements of Praxair’s financial statements of Praxair’s 2008 Annual Report on Form 10-K.

	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2009	2008	2009	2008
SALES(a)
North America	$1,120	$1,573	$2,284	$3,027
Europe(b)	306	406	609	796
South America	395	514	748	980
Asia	199	232	379	443
Surface Technologies	118	153	241	295

	$2,138	$2,878	$4,261	$5,541

OPERATING PROFIT
North America	$264	$275	$520	$537
Europe	61	99	124	186
South America	70	102	145	191
Asia	33	40	59	77
Surface Technologies	19	27	41	51

Segment operating profit	447	543	889	1,042
Pension settlement charge (Note 9)	—	—	—	(17)

Total operating profit	$447	$543	$889	$1,025

(a)	Intersegment sales, primarily from North America to other segments, were not significant for the quarters and six-month periods ended June 30, 2009 and 2008.

(b)	On April 1, 2008, Praxair completed the sale of its majority interest in Maxima Air Separation Center Ltd. with operations in Israel, which contributed approximately $9 million to sales for the six months ended June 30, 2008.

12. Noncontrolling interests

During the 2009 second quarter, Praxair increased its ownership in a consolidated U.S. packaged gas subsidiary. In accordance with SFAS No. 160, the difference between the purchase price and the related noncontrolling interests of $8 million was recorded as a decrease in Praxair’s additional paid-in capital. Refer to the consolidated statement of equity under the caption “purchases of noncontrolling interests” for a summary of the impact on Praxair, Inc.’s shareholders’ equity from this transaction.

13. Subsequent Events

On July 1, 2009, Praxair acquired Sermatech International Holdings Corp. (Sermatech), a global supplier of protective coatings and advanced processes used on industrial and aviation gas turbines with operations in the U.S., Canada, United Kingdom, Germany and South Korea. The business had sales of $116 million in 2008. Sermatech’s results of operations will be included in Praxair’s consolidated financial statements within the Surface Technologies segment effective July 1, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results

The following table provides summary data for the quarters and six-month periods ended June 30, 2009 and 2008:

	Quarter Ended June 30,			Six Months Ended June 30,
(Dollar amounts in millions)	2009	2008	Variance	2009	2008	Variance
Sales	$2,138	$2,878	(26)%	$4,261	$5,541	(23)%
Gross margin (a)	$948	$1,130	(16)%	$1,876	$2,198	(15)%
As a percent of sales	44.3%	39.3%		44.0%	39.7%
Selling, general and administrative	$265	$341	(22)%	$530	$676	(22)%
As a percent of sales	12.4%	11.8%		12.4%	12.2%
Depreciation and amortization	$207	$216	(4)%	$406	$426	(5)%
Pension settlement charge (b)	$—	$—		$—	$17
Other income (expense) - net	$(11)	$(6)		$(15)	$(6)
Operating profit	$447	$543	(18)%	$889	$1,025	(13)%
As a percent of sales	20.9%	18.9%		20.9%	18.5%
Interest expense - net	$33	$52	(37)%	$68	$99	(31)%
Effective tax rate	26.3%	27.9%		27.2%	28.0%
Net income - Praxair, Inc.	$299	$349	(14)%	$589	$656	(10)%
Diluted earnings per share	$0.96	$1.08	(11)%	$1.89	$2.04	(7)%
Diluted shares outstanding	312,429	322,088	(3)%	312,021	321,245	(3)%

(a)	Gross margin excludes depreciation and amortization expense.

(b)	See Note 9 to the condensed consolidated financial statements.

	Quarter Ended June 30, 2009 vs. 2008	Six Months Ended June 30, 2009 vs. 2008
	% Change	% Change
Sales
Volume	(14)%	(13)%
Price/Mix/Other	2%	3%
Cost pass-through	(5)%	(4)%
Currency	(9)%	(9)%

Total sales change	(26)%	(23)%

Sales decreased $740 million, or 26%, for the second quarter and decreased $1,280 million, or 23%, for the six months ended June 30, 2009 versus the respective 2008 periods. The underlying decline in sales of 12% and 10% for the quarter and year-to-date periods, respectively, reflects significantly lower volumes in most geographies due to lower demand consistent with the global economic slowdown. The unfavorable impact of currency, primarily in South America, Europe, Mexico and Canada decreased sales by 9% for both the quarter and year-to-date periods. Lower cost pass-through decreased sales by $144 million, or 5% for the quarter and $203 million, or 4% for the year-to-date period, with a negligible impact on operating profit.

Gross margin in 2009 decreased $182 million, or 16%, for the second quarter and decreased $322 million, or 15%, for the six months ended June 30, 2009 versus the respective 2008 periods. The increase in the gross margin percentage for the quarter and year-to-date periods to 44.3% and 44.0%, respectively, was due to higher pricing, cost reductions and the impact from lower cost pass-through.

Selling, general and administrative (SG&A) expenses decreased $76 million, or 22%, for the second quarter period and decreased $146 million, or 22%, for the six months ended June 30, 2009 versus the respective 2008 periods. The decrease in SG&A expenses was due to cost savings resulting from the cost reduction program initiated in 2008, ongoing productivity programs and currency impacts. SG&A expenses as a percentage of sales increased slightly in both the quarter and year-to-date periods due to the decrease in sales from lower cost pass-through.

Depreciation and amortization expense decreased $9 million, or 4%, for the second quarter and decreased $20 million, or 5%, for the six months ended June 30, 2009 versus the respective 2008 periods. The decrease was due to currency effects partially offset by the increased depreciation associated with project start-ups.

Other income (expense) – net was an $11-million expense and $15-million expense for the quarter and six months ended June 30, 2009, respectively. The 2009 quarter and six-month periods included $16 million and $15 million of currency related net losses, respectively, primarily related to net income hedges (see Note 5 to the condensed consolidated financial statements).

Operating profit decreased $96 million, or 18%, for the second quarter and decreased $136 million, or 13%, for the six months ended June 30, 2009 versus the respective 2008 periods. Excluding the $17 million pension settlement charge in the six month period of 2008, operating profit decreased $ 153 million, or 15%. This decrease was driven by the negative impact of currency and lower sales volumes partially offset by cost savings. Operating profit as a percentage of sales improved to 20.9% in both the quarter and year-to-date periods as a result of significant cost reductions and pricing.

Interest expense – net decreased $19 million, or 37% for the second quarter and decreased $31 million, or 31% for the six months ended June 30, 2009 versus the respective periods in 2008 due to lower interest rates on commercial paper and international bank borrowings.

The effective tax rate was 26.3% for the second quarter and 27.2% for the six month period versus 27.9% and 28.0%, respectively, for the same periods in 2008. The 2009 periods include a $7 million tax benefit primarily related to tax incentives in Italy. Excluding this tax benefit, the underlying effective tax rate for the quarter and six month periods was 28% in 2009.

Net income – Praxair, Inc. decreased $50 million, or 14%, for the second quarter and decreased $67 million, or 10%, for the six months ended June 30, 2009 versus the respective 2008 periods. The 2008 six month period included the pension settlement charge of $11 million after tax. Excluding the impact of this charge in the six month period, net income – Praxair, Inc. decreased $ 78 million, or 12%. The decrease in both periods was due to lower operating profit partially offset by lower interest expense.

Diluted earnings per share (EPS) decreased $0.12 per diluted share, or 11% for the second quarter and decreased $0.15 per diluted share, or 7% for the six months ended June 30, 2009 versus the respective 2008 periods. Excluding the impact of the pension settlement charge of $0.03 per diluted share in the 2008 six-month period, EPS decreased 9% versus 2008. The underlying decrease in EPS is in line with the decrease in net income – Praxair, Inc. partially offset by the impact of the company’s net repurchases of common stock during 2008.

The number of employees at June 30, 2009 was 26,139, reflecting a decrease of 797 employees from December 31, 2008 primarily related to the 2008 cost reduction program.

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discusssion that follows:

	Quarter ended June 30,			Six Months Ended June 30,
(Dollar amounts in millions)	2009	2008	Variance	2009	2008	Variance
SALES
North America	$1,120	$1,573	(29)%	$2,284	$3,027	(25)%
Europe	306	406	(25)%	609	796	(23)%
South America	395	514	(23)%	748	980	(24)%
Asia	199	232	(14)%	379	443	(14)%
Surface Technologies	118	153	(23)%	241	295	(18)%

	$2,138	$2,878	(26)%	$4,261	$5,541	(23)%

OPERATING PROFIT
North America	$264	$275	(4)%	$520	$537	(3)%
Europe	61	99	(38)%	124	186	(33)%
South America	70	102	(31)%	145	191	(24)%
Asia	33	40	(18)%	59	77	(23)%
Surface Technologies	19	27	(30)%	41	51	(20)%

Segment operating profit	447	543	(18)%	889	1,042	(15)%
Pension settlement charge (a)	—	—		—	(17)

Total operating profit	$447	$543		$889	$1,025

(a)	See Note 9 to the condensed consolidated financial statements.

North America

	Quarter Ended June 30, 2009 vs. 2008	Six Months Ended June 30, 2009 vs. 2008
	% Change	% Change
Sales
Volume	(17)%	(15)%
Price/Mix/Other	2%	2%
Cost pass-through	(9)%	(7)%
Currency	(5)%	(5)%

Total sales change	(29)%	(25)%

Sales decreased $453 million, or 29%, for the second quarter and decreased $743 million, or 25%, for the six months ended June 30, 2009 versus the respective 2008 periods. The underlying decline in sales of 15% and 13% in the quarter and year-to-date periods, respectively, is due to lower volumes partially offset by higher pricing. Higher sales to the energy markets were offset by sharply lower volumes to the chemicals, metals, electronics and manufacturing end-markets. Currency depreciation, primarily in Canada and Mexico, reduced sales by 5% in both the quarter and year-to-date periods. Lower cost pass-through decreased sales by $145 million, or 9%, for the quarter and $209 million, or 7% for the year-to-date period with a minimal impact on operating profit.

Operating profit decreased $11 million, or 4%, for the second quarter and decreased $17 million, or 3%, for the six months ended June 30, 2009 versus the respective 2008 periods. Excluding the negative impact of currency, underlying operating profit grew as cost savings from the cost reduction program and ongoing productivity initiatives more than offset the impact of sharply lower volumes.

Europe

	Quarter ended June 30, 2009 vs. 2008	Six Months Ended June 30, 2009 vs. 2008
	% Change	% Change
Sales
Volume	(14)%	(13)%
Price/Mix/Other	3%	3%
Cost pass-through	—%	(1)%
Currency	(14)%	(12)%

Total sales change	(25)%	(23)%

Sales decreased $100 million, or 25%, for the second quarter and decreased $187 million, or 23%, for the six months ended June 30, 2009 versus the respective 2008 periods. Unfavorable currency reduced sales by 14% and 12% in the quarter and year-to-date periods, respectively. The underlying decline in sales of 11% and 10% for the quarter and year-to-date periods, respectively, was due primarily to sharply lower volumes in the chemicals, metals and electronics end-markets. Cost pass-through to customers was minimal for the 2009 second quarter and decreased sales by $5 million, or 1% for the year-to-date period, with a minimal impact on operating profit.

Operating profit decreased $38 million, or 38%, for the second quarter and decreased $62 million, or 33%, for the six months ended June 30, 2009 versus the respective 2008 periods. Operating profit for the 2009 quarter and six-month periods included net income hedge losses of $4 million and $2 million, respectively (see Note 5 to the condensed consolidated financial statements). The underlying decrease in operating profit was due to sharply lower volumes and currency depreciation, partially offset by cost reductions.

South America

	Quarter ended June 30, 2009 vs. 2008	Six Months Ended June 30, 2009 vs. 2008
	% Change	% Change
Sales
Volume	(10)%	(9)%
Price/Mix/Other	5%	6%
Cost pass-through	1%	1%
Currency	(19)%	(22)%

Total sales change	(23)%	(24)%

Sales decreased $119 million, or 23%, for the second quarter and decreased $232 million, or 24%, for the six months ended June 30, 2009 versus the respective 2008 periods. Excluding the impact of currency and cost pass-through, sales decreased 5% for the quarter and 3% for the year-to-date period. The decrease was primarily due to lower volumes to metals and manufacturing customers, partially offset by higher sales to the food and beverage and healthcare end-markets. Cost pass-through to customers increased sales by $3 million, or 1% for the quarter and $6 million, or 1% for the year-to-date period, with a minimal impact on operating profit.

Operating profit decreased $32 million, or 31%, for the second quarter and decreased $46 million, or 24%, for the six months ended June 30, 2009 versus the respective 2008 periods. Operating profit for the 2009 quarter and six-month periods included currency related net losses of $11 million and $12 million, respectively, which primarily consisted of net income hedge losses (see Note 5 to the condensed consolidated financial statements). Excluding the negative impact of currency and net income hedge losses, underlying operating profit grew as cost savings from productivity initiatives and cost reduction programs and higher pricing more than offset lower volumes.

Asia

	Quarter ended June 30, 2009 vs. 2008	Six Months Ended June 30, 2009 vs. 2008
	% Change	% Change
Sales
Volume	(3)%	(5)%
Price/Mix/Other	(2)%	(1)%
Cost pass-through	—%	1%
Currency	(9)%	(9)%

Total sales change	(14)%	(14)%

Sales decreased $33 million, or 14%, for the second quarter and decreased $64 million, or 14%, for the six months ended June 30, 2009 versus the respective 2008 periods. Unfavorable currency decreased sales by 9% for both the quarter and year-to-date periods. Underlying sales decreased 5% and 6% for the quarter and year-to-date periods, respectively, due primarily to lower sales to the electronics, metals and manufacturing end-markets. Cost pass-through to customers was minimal for the 2009 second quarter, and increased sales by $5 million, or 1% for the year-to-date period, with a minimal impact on operating profit.

Operating profit decreased $7 million, or 18%, for the second quarter and decreased $18 million, or 23%, for the six months ended June 30, 2009 versus the respective 2008 periods, primarily as the result of lower sales volumes and currency depreciation.

Surface Technologies

	Quarter ended June 30, 2009 vs. 2008	Six Months Ended June 30, 2009 vs. 2008
	% Change	% Change
Sales
Volume/Price/Other	(14)%	(10)%
Currency	(9)%	(8)%

Total sales change	(23)%	(18)%

Sales decreased $35 million, or 23%, for the second quarter and decreased $54 million, or 18%, for the six months ended June 30, 2009 versus the respective 2008 periods. Excluding the impact of negative currency translation, underlying sales decreased 14% and 10% for the quarter and year-to-date periods, respectively. Growth from higher coatings for industrial gas turbines was more than offset by lower coatings for the aerospace and general manufacturing end markets.

Operating profit decreased $8 million, or 30%, for the second quarter and decreased $10 million, or 20%, for the six months ended June 30, 2009 versus the respective 2008 periods. The decrease was principally driven by lower volumes and the negative impact of currency partially offset by productivity and cost reduction initiatives.

On July 1, 2009, Praxair acquired Sermatech International Holdings Corp. (Sermatech), a global supplier of protective coatings and advanced processes used on industrial and aviation gas turbines with operations in the U.S., Canada, United Kingdom, Germany and South Korea. The business had sales of $116 million in 2008. Sermatech’s results of operations will be included in Praxair’s consolidated financial statements within the Surface Technologies segment effective July 1, 2009.

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

To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percent of YTD 2009 Consolidated Sales (a)	Exchange Rate for Income Statement
Currency		Year-To-Date Average		Exchange Rate for Balance Sheet
		2009	2008	June 30, 2009	December 31, 2008
Euro	17%	0.75	0.66	0.71	0.71
Brazil real	15%	2.19	1.70	1.95	2.34
Canada dollar	8%	1.21	1.00	1.15	1.22
Mexico peso	6%	14.01	10.65	13.18	13.53
China RMB	3%	6.83	7.10	6.83	6.84
India rupee	2%	49.35	40.23	48.45	48.50
Korea won	2%	1,355	973	1,286	1,259
Argentina peso	1%	3.64	3.14	3.80	3.45
Colombia peso	1%	2,321	1,834	2,145	2,243
Singapore dollar	1%	1.49	1.39	1.45	1.44
Taiwan dollar	1%	33.55	31.15	32.94	33.01
Thailand bhat	1%	35.15	31.06	34.07	35.00
Venezuela bolivar	1%	2.15	2.15	2.15	2.15

(a)	Certain Surface technologies segment sales are included in European, Brazilian and Indian sales.

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

	Six Months Ended June 30,
(Millions of dollars)	2009	2008
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income - Praxair, Inc.	$589	$656
Noncontrolling interests	20	28

Net income (including noncontrolling interests)	609	684

Depreciation and amortization	406	426
2008 Cost reduction program, payments	(28)	—
Accounts receivable	47	(269)
Inventory	19	(33)
Payables and accruals	(246)	95
Pension contributions	(9)	(13)
Other - net	114	(122)

Net cash provided by operating activities	$912	$768

INVESTING ACTIVITIES
Capital expenditures	(663)	(724)
Acquisitions	(11)	(70)
Divestitures and asset sales	13	46

Net cash used for investing activities	$(661)	$(748)

FINANCING ACTIVITIES
Debt increases (reductions) - net	57	356
Issuances of common stock	37	154
Purchases of common stock	(85)	(332)
Cash dividends - Praxair, Inc. shareholders	(246)	(236)
Excess tax benefit on stock option exercises	6	44
Noncontrolling interest transactions and other	(22)	—

Net cash used for financing activities	$(253)	$(14)

Cash Flow from Operations

Cash provided by operations of $ 912 million for the six months ended June 30, 2009 increased $ 144 million versus 2008. The increase was primarily due to lower tax payments in the current quarter partially offset by lower net income – Praxair, Inc. and cash payments related to the 2008 cost reduction program. The net working capital impact was not significant.

Praxair estimates that 2009 contributions to its pension plans will be in the range of $135 million to $145 million. On July 28, 2009, Praxair made cash contributions totaling $113 million to its U.S. pension plans.

Investing

Net cash used for investing of $661 million for the six months ended June 30, 2009 decreased $ 87 million versus 2008 levels primarily due to decreased capital expenditures and acquisition spending. Capital expenditures of $663 million relate largely to new production plants under contract for customers in North and South America, China and India.

Financing

The current United States credit environment has not had, and at this time is not expected to have, a significant adverse impact on the company’s liquidity. The company continues to have access to the commercial paper and long-term debt markets, and expects to continue to generate strong operating cash flows. While the impact of continued volatility in the global credit markets cannot be predicted with certainty, the company believes that it has sufficient operating flexibility, cash reserves, and funding sources to maintain adequate amounts of liquidity to meet its business needs around the world.

Actual returns for the company’s U.S pension plans may vary from the expected long-term rate of return of 8.25 percent due to the current adverse conditions in the global securities markets. Actual returns below this expected rate may impact the amount and timing of future contributions to these plans. The actual amounts will depend on actual returns and discount rates.

Cash used for financing activities was $253 million in 2009 versus $14 million in 2008. This increase was primarily due to lower debt issuances in 2009 partially offset by lower net stock repurchases. Cash dividends of $246 million increased $10 million from the year ago period to $0.80 per share ($0.75 per share for 2008).

At June 30, 2009, Praxair’s total debt outstanding was $5,107 million, an increase of $82 million from December 31, 2008. On March 26, 2009, Praxair issued $300 million of 4.375% notes due 2014. On May 26, 2009, Praxair issued $500 million of floating rate notes due 2010 that bear interest at a rate of three-month LIBOR plus 0.09% (0.75% at June 30, 2009). The proceeds of both issuances were used to repay short-term debt and for general corporate purposes.

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

(Dollar amounts in millions)	June 30, 2009	December 31, 2008
TOTAL CAPITAL
Total debt	$5,107	$5,025

Equity
Praxair, Inc. shareholders’ equity	4,638	4,009
Noncontrolling interests	308	302

Total equity	4,946	4,311

	$10,053	$9,336

DEBT-TO-CAPITAL RATIO	50.8%	53.8%

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

	Quarter Ended June 30,
(Dollar amounts in millions)	2009	2008
Reported operating profit	$447	$543
Less: reported taxes	(109)	(137)
Less: tax benefit on interest expense (a)	(9)	(15)
Add: equity income	6	8

Net operating profit after-tax (NOPAT)	$335	$399

Beginning capital	$9,420	$10,127
Ending capital	$10,053	$10,584
Average capital	$9,737	$10,356

ROC%	3.4%	3.9%

ROC% (annualized)	13.8%	15.4%

(a)	Tax benefit on interest expense is based on Praxair’s underlying effective tax rate of 28% for 2009 and 2008.

Return on Praxair, Inc. Shareholders’ Equity (ROE)

Return on Praxair, Inc. shareholders’ equity is a measure used by investors, financial analysts and management to evaluate operating performance from a Praxair shareholder perspective. ROE measures the net income attributable to Praxair, Inc. that the company was able to generate with the money shareholders have invested.

	Quarter Ended June 30,
(Dollar amounts in millions)	2009	2008
Reported net income - Praxair, Inc.	$299	$349

Beginning Praxair, Inc. shareholders’ equity	$4,073	$5,209
Ending Praxair, Inc. shareholders’ equity	$4,638	$5,671
Average Praxair, Inc. shareholders’ equity	$4,356	$5,440

ROE%	6.9%	6.4%

ROE% (annualized)	27.5%	25.7%

Contractual Obligations Update

The following table sets forth an update to Praxair’s material unconditional purchase obligations as of June 30, 2009:

(millions of dollars)	Due or expiring by December 31,
	2009 remaining	2010	2011	2012	2013	Thereafter	Total
Unconditional purchase obligations	$351	$395	$305	$277	$258	$1,924	$3,510

Unconditional purchase obligations of $3,510 million represent contractual commitments under various long- and short-term arrangements with suppliers. These obligations are primarily minimum-purchase commitments for electricity, natural gas, helium and feedstock used to produce atmospheric and process gases. The increase in unconditional purchase obligations from December 31, 2008 primarily relates to power purchase commitments. A significant portion of these obligations is passed on to customers through similar take-or-pay contractual arrangements. Purchase obligations that are not passed along to customers do not represent a significant risk to Praxair.

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

Outlook

For the third quarter of 2009, diluted earnings per share are expected to be in the range of $0.95 to $1.00.

For the full year of 2009, Praxair expects sales in the area of $9 billion. Diluted earnings per share are expected to be in the range of $3.85 to $4.05. Full-year capital expenditures are expected to be in the area of $1.4 billion supporting the current backlog of projects under contract with customers, which will come on stream in 2009 through 2011. Praxair expects an effective tax rate of about 28% for 2009.

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

Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended June 30, 2009 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchase as Part of Publicly Announced Plans or Programs (1) (Thousands)	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Program(2) (Millions)
April 2009	—	—	—	$378
May 2009	794	$71.76	794	$321
June 2009	400	70.49	400	$293

Second Quarter 2009	1,194	$71.33	1,194	$293

(1)	On July 23, 2008, the company’s board of directors approved the repurchase of an additional $1 billion of its common stock which could take place from time to time on the open market (which could include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions.

(2)	As of June 30, 2009, the Company had purchased $707 million of its common stock, pursuant to the 2008 program, leaving an additional $293 million remaining authorized for purchase under the 2008 program. The 2008 program does not have any stated expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Praxair, Inc. was held on April 28, 2009. The results of the matters submitted to a vote of security holders were disclosed in Item 4 of the company’s Form 10-Q for the quarter ended March 31, 2009 and are incorporated herein by reference.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits:

*10.01	The 2009 Praxair, Inc. Long Term Incentive Plan is filed herewith.

12.01	Computation of Ratio of Earnings to Fixed Charges.

31.01	Rule 13a-14(a) Certification

31.02	Rule 13a-14(a) Certification

32.01	Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act).

32.02	Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act).

101	The following financial statements from Praxair, Inc’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on July 29, 2009, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity, (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan or agreement

SIGNATURE

Praxair, Inc. and Subsidiaries

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAXAIR, INC.
(Registrant)

Date: July 29, 2009	By:	/s/ Matthew J. White
Matthew J. White Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)