Form 10-Q
period 2009-09-30
PRAXAIR INC
filed 2009-10-28
CIK 884905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

At September 30, 2009, 306,809,303 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions of dollars, except per share data)

(UNAUDITED)

	Quarter Ended September 30,
	2009	2008
SALES	$2,288	$2,852
Cost of sales, exclusive of depreciation and amortization	1,277	1,734
Selling, general and administrative	284	341
Depreciation and amortization	217	218
Research and development	20	24
Brazil tax amnesty program and other charges	306	—
Other income (expense) - net	(10)	9

OPERATING PROFIT	174	544
Interest expense - net	32	50

INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	142	494
Income taxes	(187)	139

INCOME BEFORE EQUITY INVESTMENTS	329	355
Income from equity investments	7	11

NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	336	366
Less: noncontrolling interests	(11)	(11)

NET INCOME - PRAXAIR, INC.	$325	$355

PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share	$1.06	$1.13

Diluted earnings per share	$1.04	$1.11

Cash dividends per share	$0.40	$0.375

WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	307,360	313,749
Diluted shares outstanding	312,182	319,505

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions of dollars, except per share data)

(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
SALES	$6,549	$8,393
Cost of sales, exclusive of depreciation and amortization	3,662	5,077
Selling, general and administrative	814	1,017
Depreciation and amortization	623	644
Research and development	56	72
Brazil tax amnesty program and other charges	306	17
Other income (expense) - net	(25)	3

OPERATING PROFIT	1,063	1,569
Interest expense - net	100	149

INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	963	1,420
Income taxes	36	398

INCOME BEFORE EQUITY INVESTMENTS	927	1,022
Income from equity investments	18	28

NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	945	1,050
Less: noncontrolling interests	(31)	(39)

NET INCOME - PRAXAIR, INC.	$914	$1,011

PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share	$2.97	$3.22

Diluted earnings per share	$2.93	$3.15

Cash dividends per share	$1.20	$1.125

WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	307,712	314,332
Diluted shares outstanding	312,185	320,719

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Millions of dollars)

(UNAUDITED)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$65	$32
Accounts receivable - net	1,629	1,604
Inventories	398	445
Prepaid and other current assets	207	220

TOTAL CURRENT ASSETS	2,299	2,301
Property, plant and equipment (less accumulated depreciation of $9,246 at September 30, 2009 and $8,341 at December 31, 2008)	8,807	7,922
Goodwill	2,057	1,909
Other intangible assets - net	144	121
Other long-term assets	864	801

TOTAL ASSETS	$14,171	$13,054

LIABILITIES AND EQUITY
Accounts payable	$717	$820
Short-term debt	242	642
Current portion of long-term debt	266	674
Other current liabilities	810	843

TOTAL CURRENT LIABILITIES	2,035	2,979
Long-term debt	4,727	3,709
Other long-term obligations	2,002	2,055

TOTAL LIABILITIES	8,764	8,743

Commitments and contingencies (Note 11)
Praxair, Inc. Shareholders’ Equity:
Common stock $0.01 par value, authorized - 800,000,000, shares, issued 2009 - 378,698,584 shares and 2008 - 377,026,109 shares	4	4
Additional paid-in capital	3,422	3,328
Retained earnings	6,615	6,068
Accumulated other comprehensive income (loss)	(1,205)	(1,768)
Treasury stock, at cost (2009 - 71,889,281 shares and 2008 - 70,164,741 shares)	(3,751)	(3,623)

Total Praxair, Inc. Shareholders’ Equity	5,085	4,009
Noncontrolling interests	322	302

TOTAL EQUITY	5,407	4,311

TOTAL LIABILITIES AND EQUITY	$14,171	$13,054

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of dollars)

(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
OPERATIONS
Net income - Praxair, Inc.	$914	$1,011
Noncontrolling interests	31	39

Net income (including noncontrolling interests)	$945	$1,050
Adjustments to reconcile net income to net cash provided by operating activities:
Brazil tax amnesty program and other charges	306	17
Depreciation and amortization	623	644
Deferred income taxes	(251)	27
Share-based compensation	30	34
Accounts receivable	(10)	(109)
Inventory	37	(22)
Prepaid and other current assets	20	(36)
Payables and accruals	(232)	36
Pension contributions	(123)	(14)
Other	114	(229)

Net cash provided by operating activities	1,459	1,398

INVESTING
Capital expenditures	(997)	(1,129)
Acquisitions, net of cash acquired	(128)	(105)
Divestitures and asset sales	20	48

Net cash used for investing activities	(1,105)	(1,186)

FINANCING
Short-term debt borrowings - net	(436)	525
Long-term debt borrowings	1,846	972
Long-term debt repayments	(1,275)	(677)
Issuances of common stock	68	176
Purchases of common stock	(145)	(891)
Cash dividends - Praxair, Inc. shareholders	(368)	(353)
Excess tax benefit on stock option exercises	14	52
Noncontrolling interest transactions and other	(32)	(9)

Net cash used for financing activities	(328)	(205)

Effect of exchange rate changes on cash and cash equivalents	7	—

Change in cash and cash equivalents	33	7
Cash and cash equivalents, beginning-of-period	32	17

Cash and cash equivalents, end-of-period	$65	$24

The accompanying notes are an integral part of these financial statements.

INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Notes to Condensed Consolidated Financial Statements - Praxair, Inc. and Subsidiaries (Unaudited)

PRAXAIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Summary of Significant Accounting Policies

Presentation of Condensed Consolidated Financial Statements - In the opinion of Praxair, Inc. (Praxair) management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented and such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements of Praxair, Inc. and subsidiaries in Praxair’s 2008 Annual Report on Form 10-K. There have been no material changes to the company’s significant accounting policies during 2009. Praxair evaluated subsequent events up to October 28, 2009, the date the financial statements are issued.

Accounting Standards Implemented in 2009

The following standards were all effective for Praxair in 2009:

•

Accounting Standards Codification (ASC) 810, “Consolidation,” (ASC 810) requires noncontrolling interests (previously referred to as minority interests) in subsidiaries to be classified as a separate component of equity in the consolidated financial statements. The new standard also requires the amounts of net income and comprehensive income attributable to the noncontrolling interests to be included in consolidated net income on the face of the statement of income and comprehensive income, respectively, and requires various additional disclosures related to noncontrolling interests. ASC 810 requires changes in ownership interest that result either in consolidation or deconsolidation to be recorded at fair value through earnings, including the retained ownership interest, while changes that do not result in either consolidation or deconsolidation of a subsidiary are treated as equity transactions. Also, in accordance with the transition provisions, prior year’s presentations and disclosures have been retrospectively adjusted to conform with ASC 810. Effective in 2009, transactions with noncontrolling interests are accounted for and disclosed in accordance with ASC 810.

•	ASC 815, “Derivatives and Hedging,” requires enhanced disclosures on the effect of derivatives on a company’s consolidated financial statements. See Note 5 for required disclosures.

•

ASC 825, “Financial Instruments,” requires disclosures about fair value of financial instruments in interim financial information for periods ending after June 15, 2009. See Note 6 for required disclosures. At the time Praxair adopted ASC 825, the following standards, which did not have an impact, were also required to be adopted: ASC 820-10-65-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transaction That Are Not Orderly,” and ASC 320-10-65-1, “Recognition and Presentation of Other-Than-Temporary Impairments.”

•

ASC 855-10-20, “Subsequent Events,” establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the disclosure of the date through which a company has evaluated subsequent events. This statement is effective for Praxair for the period ended September 30, 2009 and the adoption did not have an impact on the condensed consolidated financial statements. See the section captioned “Presentation of the Condensed Consolidated Financial Statements” for required disclosures.

•

ASC 105, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” The Codification is effective July 1, 2009 at which point all then-existing non-SEC accounting and reporting standards have been superseded. The references to the Codification have been reflected in Praxair’s third quarter 2009 consolidated financial statements. This did not have an impact to the consolidated financial statements.

The following standards were also effective for Praxair in 2009 and their adoption did not have a significant impact on the condensed consolidated financial statements. Refer to Note 1 to the consolidated financial statements of Praxair’s 2008 Annual Report on Form 10-K for a summary of these standards:

•

ASC 820, “Fair Value Measurements and Disclosures” (ASC 820) as it relates to non-financial assets and liabilities that are recognized at fair value in the financial statements on a non-recurring basis.

•	ASC 805, “Business Combinations,”

•	ASC 808, “Collaborative Arrangements,” and;

•	ASC 323-10, “Investments – Equity Method and Joint Ventures.”

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

Reclassifications – Certain prior years’ amounts have been reclassified to conform to the current year’s presentation. Such reclassifications relate primarily to the presentation of noncontrolling interests in the condensed consolidated financial statements, as required by ASC 810.

2. Brazil Tax Amnesty Program and Other Charges

2009 Third Quarter Brazil Tax Amnesty Program and Other Charges

In the third quarter 2009, Praxair recorded a net after-tax benefit of $7 million ($0.02 per diluted share) related primarily to a recently announced Federal tax amnesty program in Brazil (referred to as “Refis Program”).

The net benefit has been recorded in the consolidated financial statements as follows:

(Millions of Dollars)	Operating Profit (Loss)	Income Tax Provision (Benefit)	Net Income (Loss)
Brazil Refis Program, NOL and other Brazilian governmental related matters (a)	$(282)	$(329)	$47
Brazil business restructure	(24)	(8)	(16)
Tax adjustments	—	24	(24)

Total	$(306)	$(313)	$7

(a)	Operating profit includes a $149 million charge for non-income tax disputes which were settled by using existing NOL carryforwards, with full valuation allowances. Income taxes include an offsetting benefit from reversing the related valuation allowances which are no longer required. Net income is not impacted.

On May 28, 2009, the Brazilian government published Law 11941/2009 (“Refis Program”) instituting a new voluntary amnesty program which allows Brazilian companies to settle certain Federal tax disputes by November 30, 2009 at reduced amounts. Subsequently, on July 23, 2009, the final regulations were issued. During the 2009 third quarter, Praxair completed an evaluation of its existing Federal tax disputes with respect to the Refis Program and determined that it is economically beneficial to settle numerous Federal tax disputes, most of which were related to non income-tax matters which are reflected in operating profit. Under the Refis Program, existing net operating loss carryforwards (NOLs) can be used to satisfy a portion of the settlement obligation. As the Company has full valuation allowances for the deferred tax assets relating to such NOL carryforwards, the related valuation allowances were reversed resulting in an income tax benefit, offsetting an equal loss in operating profit. The Refis Program resulted in a $194 million charge to operating profit which includes $149 million of interest charges which were offset by an equal amount of income tax benefits from the utilization of NOL deferred tax assets. However, on a net income basis, the Refis Program resulted in $23 million of net income because of the NOL utilization and the deductibility of interest charges.

Due primarily to the impacts of the Refis Program, income projections now indicate that it is more likely than not (i.e., greater than 50% likelihood) that the remaining deferred tax assets related to a Brazilian subsidiary’s NOL carryforwards will be realized. Accordingly, the remaining valuation allowances related to NOL deferred income tax assets of $82 million were reversed. Also, to reflect the impact of recent developments, Praxair recorded additional charges related to government receivables and a state tax matter totaling $88 million ($58 million after-tax).

In summary, the Brazilian Refis Program, NOL and other Brazilian government-related matters resulted in a pre-tax charge of $282 million but resulted in an after-tax benefit of $47 million due to the NOL utilization to settle interest obligations, the deductibility of such interest charges, and reversal of the remaining valuation allowances related to NOL deferred tax assets. The settlement of the Refis Program is expected to require an incremental cash outlay of up to $90 million in the 2009 fourth quarter.

Additionally, a pre-tax charge of $24 million ($16 million after-tax) was recorded in Brazil related to a business restructuring of the natural gas cylinder business to reflect continued demand downturns primarily due to government disincentives against conversions to natural gas powered vehicles. Praxair also recorded a charge of $24 million to income taxes relating to an entity reorganization and other recent developments in North America and Europe.

2008 Fourth Quarter Cost Reduction Program

In the fourth quarter 2008, Praxair recorded pre-tax charges totaling $118 million relating to severance for approximately 1,675 employees and other exit costs associated with a global cost reduction program which was initiated in response to the continuing economic downturn. At September 30, 2009, 1,531 of these positions have been eliminated. The remaining actions are planned to be completed in 2009 primarily as businesses are sold or shut down. For further details regarding the cost reduction program, refer to Note 2 to the consolidated financial statements of Praxair’s 2008 Annual Report on Form 10-K.

The following table summarizes the activity related to the company’s cost reduction program accrual for the nine months ended

September 30, 2009:

(Millions of dollars)	Severance Costs	Costs associated with Exit or Disposal Activities	Total Cost Reduction Program
Balance, January 1, 2009	$42	$7	$49
Less: Cash payments	(31)	(3)	(34)
Foreign currency translation & other	(1)	(2)	(3)

Balance, September 30, 2009	$10	$2	$12

2008 First Quarter Pension Settlement Charge

A pension settlement charge of $17 million ($11 million after-tax or $0.03 per diluted share) was recorded in the first quarter of 2008 for net unrecognized actuarial losses related to lump sum benefit payments made from the U.S. supplemental pension plan to a number of recently retired senior managers, including Praxair’s former chairman and chief executive officer.

3. Inventories

The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	September 30, 2009	December 31, 2008
Raw materials and supplies	$151	$141
Work in process	52	54
Finished goods	195	250

	$398	$445

4. Debt

The following is a summary of Praxair’s outstanding debt at September 30, 2009 and December 31, 2008:

(Millions of dollars)	September 30, 2009	December 31, 2008
SHORT-TERM
Commercial paper and U.S. bank borrowings	$11	$243
European borrowings	23	18
Canadian borrowings	21	194
South American borrowings	1	—
Asian borrowings	171	168
Other international borrowings	15	19

Total short-term debt	242	642

LONG-TERM
U.S. borrowings
Commercial Paper (c)	—	1,137
Floating Rate Notes due 2010 (c, e)	500	—
6.375% Notes due 2012 (a, b)	511	514
3.95% Notes due 2013 (a)	350	350
4.375% Notes due 2014 (a, d)	299	—
5.25% Notes due 2014 (a)	400	400
4.625% Notes due 2015 (a)	500	500
3.25% Notes due 2015 (a, b, d)	404	—
5.375% Notes due 2016 (a)	400	400
5.20% Notes due 2017 (a)	325	325
4.50% Notes due 2019 (a, d)	597	—
Other	6	8
European borrowings (c)	562	642
South American borrowings	67	52
Asian borrowings	66	48
Obligations under capital lease	6	7

	4,993	4,383
Less: current portion of long-term debt	(266)	(674)

Total long-term debt	4,727	3,709

Total debt	$5,235	$5,025

(a)	Amounts are net of unamortized discounts.

(b)	September 30, 2009 and December 31, 2008 include a $16 million and $15 million fair value increase, respectively, related to hedge accounting under ASC 815. See Note 5 for additional information.

(c)	At September 30, 2009, the $500 million of floating rate notes due 2010 and $351 million of European borrowings have been classified as long-term because of the company’s intent to refinance this debt on long-term basis and the availability of such financing under the terms of existing agreements.

(d)	On March 26, 2009, Praxair issued $300 million of 4.375% notes due 2014. On August 13, 2009, Praxair issued $600 million of 4.50% notes due 2019. On September 1, 2009, Praxair issued $400 million of 3.25% notes due 2015. The proceeds from all issuances were used to repay short-term debt and for general corporate purposes.

(e)	On May 26, 2009, Praxair issued $500 million of floating rate notes due 2010. The notes bear interest at a rate of three-month LIBOR plus 0.09% (0.46% at September 30, 2009). The proceeds were used to repay short-term debt and for general corporate purposes.

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

The following table is a summary of the notional amount and fair value of derivatives outstanding at September 30, 2009 and December 31, 2008 for consolidated subsidiaries:

	Notional Amounts		Fair Value
			Assets		Liabilities
(Millions of dollars)	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$839	$616	$7	$3	$10	$24
Anticipated net income (b)	128	20	9	5	—	—

Total	$967	$636	$16	$8	$10	$24

Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted purchases (a)	$6	$—	$—	$—	$1	$—
Interest rate contracts:
Interest rate swaps (b)	400	—	5	—	—	—
Treasury rate locks (a)	—	500	—	6	—	—

Total	$406	$500	$5	$6	$1	$—

Total Derivatives	$1,373	$1,136	$21	$14	$11	$24

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.

(b)	Assets are recorded in other long term assets, except for the $5 million of currency contracts related to anticipated net income recorded at December 31, 2008 which were recorded in prepaid and other current assets.

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

Anticipated Net Income

The anticipated net income hedge contracts consist of foreign currency options and forwards and, at September 30, 2009 relate to anticipated net income in Brazil, Europe and Canada (at December 31, 2008 they relate to anticipated net income in Brazil). Over the term of the contracts, the fair value adjustments from net-income hedging contracts are largely offset by the impacts on reported net income resulting from the currency translation process. ASC 815, “Derivatives and Hedging” (ASC 815), does not allow hedges of anticipated net income to be designated as hedging instruments.

Forecasted Purchases

Foreign currency contracts related to forecasted purchases consist of forward contracts entered into to manage the exposure to fluctuations in foreign-currency exchange rates on forecasted purchases of capital-related equipment and services denominated in currencies other than the functional currency of the related operating units. These forward contracts were designated and accounted for as cash flow hedges in accordance with the provisions of ASC 815.

Interest Rate Contracts

Treasury Rate Locks

In December 2008, Praxair entered into treasury rate lock contracts totaling $500 million notional amount to hedge the cash flow exposure attributable to the changes in the treasury rate portion of the interest rate on a forecasted debt issuance. The treasury rate locks were designated as and accounted for as cash flow hedges in accordance with the provisions of ASC 815. In January 2009, the company settled the treasury rate locks and received a cash payment of $16 million ($10 million net of taxes) which was recorded as a gain in accumulated other comprehensive income (AOCI). On August 13, 2009, Praxair issued $600 million of 4.50% notes due August 2019, which represents the forecasted debt issuance that was originally hedged in December 2008. The gain in AOCI will be reclassified to earnings over the term of these notes.

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

Interest Rate Swaps

In September 2009, Praxair entered into an interest-rate swap agreement that converts fixed-rate interest to variable-rate interest on the $400 million 3.25% notes that mature in 2015. The interest-rate swap was designated as a fair value hedge with the resulting fair value adjustments being recognized in earnings with an equally offsetting charge to earnings for the changes in the fair value of the underlying debt instrument. At September 30, 2009, $5 million was recorded as the increase in the fair value of these notes.

During 2002, Praxair entered into and terminated $500 million notional amount of interest-rate swap agreements that effectively converted fixed-rate interest to variable-rate interest on the $500 million 6.375% notes that mature in April 2012. The termination resulted in a cash gain of $47 million, which Praxair recognized in earnings and was equally offset with a charge to earnings for the changes in the fair value of the underlying debt instrument. This debt increase of $47 million is being recognized in earnings as a reduction to interest expense over the remaining term of the underlying debt, or about ten years. During the quarter and year-to-date periods ended September 30, 2009 and September 30, 2008, $2 million and $4 million was recognized as a reduction to interest expense, respectively, and $11 million remains unrecognized at September 30, 2009 ($15 million at December 31, 2008) and is shown as an increase to long-term debt (not in the tables that follow).

The following table summarizes the impacts of the Company’s derivatives on the consolidated statement of income and AOCI for the quarters ended September 30, 2009 and 2008:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (a)
	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2009	2008	2009	2008
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$(1)	$24	$—	$16
Other balance sheet items	1	(3)	4	(6)
Anticipated net income	(4)	16	(17)	9

Total	$(4)	$37	$(13)	$19

	Amount of Pre-Tax Gain (Loss) Recognized in AOCI (b)
	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2009	2008	2009	2008
Derivatives Designated as Hedging Instruments
Currency contracts:
Forecasted purchases	$1	$—	$1	$—
Interest rate contracts:
Treasury rate locks	—	—	10	(7)
Interest rate swaps (c)	—	—	—	—

Total	$1	$—	$11	$(7)

(a)	Balance sheet items are offset by gains (losses) recorded on the underlying hedged assets and liabilities. The gains (losses) for the derivatives and the underlying hedged assets and liabilities related to debt items are recorded in the consolidated statement of income as interest expense-net. Other balance sheet items and anticipated net income gains (losses) are recorded in the consolidated statement of income as other income (expense)-net.

(b)	The gains (losses) for interest rate contracts are reclassified to earnings as interest expense-net. The amount of gains (losses) reclassified to earnings for the quarters and nine-month periods ended September 30, 2009 and 2008 was less than $1 million. There was no ineffectiveness.

(c)	A Praxair joint venture in China which is accounted for as an equity investment has an interest rate swap totaling $60 million notional amount. A portion of the fair value adjustment on the interest rate swaps representing Praxair’s ownership interest in the joint venture has been recorded in AOCI. The amount recognized in AOCI for the quarters and nine-month periods ended September 30, 2009 and 2008 was less than $1 million.

6. Fair Value Disclosures

ASC 820 establishes a fair value hierarchy for disclosure of fair value measurements as follows:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2009:

	Fair Value Measurements Using
(Millions of dollars)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	—	$21	—	$21
Investments	$3	—	—	$3

Total	$3	$21	—	$24

Liabilities
Derivative liabilities	—	$11	—	$11

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

The fair values of cash and cash equivalents, short-term debt, accounts receivables-net, and accounts payable approximate carrying amounts because of the short maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. At September 30, 2009, the estimated fair value of Praxair’s long-term debt portfolio was $5,240 million versus a carrying value of $4,993 million. At December 31, 2008, the estimated fair value of Praxair’s long-term debt portfolio was $4,456 million versus a carrying value of $4,383 million. Differences from carrying amounts are attributable to interest-rate changes subsequent to when the debt was issued.

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are valued at fair value on a non-recurring basis. As part of a third quarter 2009 business restructuring in Brazil, Praxair decided to close and sell a plant that manufactured cylinders used to convert vehicles to natural gas powered vehicles. The plant had a carrying value of $17 million and was written-down to an estimated fair value of $3 million, resulting in a pre-tax charge to earnings of $14 million which was included in the company’s “Brazil Tax Amnesty Program and Other Charges” (see Note 2). The fair value measurements were based on internal assessments of the best information available about the local real estate and business market conditions that would be indicative of what the plant could be sold for and is considered to be a Level 3 measurement.

7. Earnings Per Share

Basic earnings per share is computed by dividing Net Income - Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net Income - Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
NUMERATOR (Millions of dollars)
Net Income - Praxair, Inc.	$325	$355	$914	$1,011

DENOMINATOR (Thousands of shares)
Weighted average shares outstanding	306,666	313,030	307,026	313,549
Shares earned and issuable under compensation plans	694	719	686	783

Weighted average shares used in basic earnings per share	307,360	313,749	307,712	314,332
Effect of dilutive securities
Performance-based and restricted stock awards	155	212	175	195
Employee stock options	4,667	5,544	4,298	6,192

Weighted average shares used in diluted earnings per share	312,182	319,505	312,185	320,719

BASIC EARNINGS PER COMMON SHARE	$1.06	$1.13	$2.97	$3.22
DILUTED EARNINGS PER COMMON SHARE	$1.04	$1.11	$2.93	$3.15

Stock options of 3,227,885 and 3,249,675 were antidilutive and therefore excluded in the computation of diluted earnings per share for the quarter and nine months ended September 30, 2009, respectively. Stock options of 2,000 were excluded in the computation for the quarter and nine months ended September 30, 2008.

8. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2009 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2008	$1,272	$165	$357	$30	$85	$1,909
Acquisitions	3	—	—	—	57	60
Purchase adjustments & other	(3)	—	4	—	(5)	(4)
Foreign currency translation	14	61	13	1	3	92

Balance, September 30, 2009	$1,286	$226	$374	$31	$140	$2,057

ASC 350, “Intangibles - Goodwill and Other,” requires the company to perform an assessment at least annually as to whether there is an indication that the carrying value of goodwill is impaired at the reporting unit level. The annual impairment tests for 2009 and 2008 were performed during the respective second quarters and no impairments were indicated.

Changes in the carrying amounts of other intangibles for the nine months ended September 30, 2009 were as follows:

(Millions of dollars)	Customer & License/Use Agreements	Non- compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2008	$141	$37	$10	$188
Additions (primarily acquisitions)	21	1	14	36
Foreign currency translation	2	—	—	2
Other	(2)	(5)	—	(7)

Balance, September 30, 2009	$162	$33	$24	$219

Less: Accumulated amortization
Balance, December 31, 2008	$(40)	$(21)	$(6)	$(67)
Amortization expense	(10)	(4)	—	(14)
Foreign currency translation	(1)	—	—	(1)
Other	2	5	—	7

Balance, September 30, 2009	$(49)	$(20)	$(6)	$(75)

Net balance at September 30, 2009	$113	$13	$18	$144

There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 13 years. Total estimated annual amortization expense is $5 million for the remainder of 2009; $19 million, $17 million, $16 million and $14 million for the years ended December 31, 2010, 2011, 2012 and 2013, respectively; and $73 million thereafter.

9. Share-Based Compensation

The company accounts for share-based compensation under the provisions of ASC 718, “Compensation-Stock Compensation”. Share-based compensation of $11 million ($8 million after tax) and $12 million ($9 million after tax) was recognized during the quarters ended September 30, 2009 and 2008, respectively. Share-based compensation of $30 million ($21 million after tax) and $34 million ($25 million after tax) was recognized for the nine months ended September 30, 2009 and 2008, respectively. The expense was primarily recorded in selling, general and administrative expenses. There was no share-based compensation cost that was capitalized. For further details regarding Praxair’s share-based compensation arrangements and prior year grants, refer to Note 16 to the consolidated financial statements of Praxair’s 2008 Annual Report on Form 10-K.

Beginning in 2009, the company changed the composition of its long-term incentives awarded to employees. The company increased the amount of restricted and performance-based stock and decreased the amount of stock options granted to employees.

Stock Options

There were 16,790 and 2,210,640 options granted during the quarter and nine months ended September 30, 2009, respectively. The weighted-average fair value of options granted during the quarter and nine months ended September 30, 2009 was $11.70 and $8.08, respectively, based on the Black-Scholes Options-Pricing model. The weighted-average fair value of options granted during the quarter and nine months ended September 30, 2008 was $13.73 and $11.54, respectively, based on the Black-Scholes Options-Pricing model. The following weighted-average assumptions were used for grants in 2009 and 2008:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Dividend yield	2.2%	1.7%	2.6%	1.8%
Volatility	20.4%	15.5%	18.7%	13.9%
Risk-free interest rate	2.4%	3.3%	1.9%	3.0%
Expected term years	5	5	5	5

The following table summarizes option activity under the plans as of September 30, 2009 and changes during the nine-month period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

Activity	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2009	18,927	$50.68
Granted	2,211	61.00
Exercised	(1,586)	35.34
Cancelled or expired	(130)	68.71

Outstanding at September 30, 2009	19,422	52.97	6.2	$558

Exercisable at September 30, 2009	13,766	$45.90	5.2	$493

The aggregate intrinsic value represents the difference between the company’s closing stock price of $81.69 as of September 30, 2009 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during the quarter and nine months ended September 30, 2009 was $32 million and $62 million, respectively ($30 million and $204 million for the same time periods in 2008, respectively).

Cash received from option exercises under all share-based payment arrangements for the quarter and nine months ended September 30, 2009 was $27 million and $55 million, respectively ($19 million and $125 million for the same time periods in 2008, respectively). The cash tax benefit realized from stock option exercises totaled $8 million and $16 million for the quarter and nine months ended September 30, 2009, of which $14 million in excess tax benefits was classified as financing cash flows ($9 million and $59 million for the same time periods in 2008, respectively).

As of September 30, 2009, $31 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.4 years.

Performance-Based and Restricted Stock Awards

There were 4,000 and 73,900 restricted stock units and 940 and 413,180 performance-based stock units granted to employees during the quarter and nine months ended September 30, 2009, respectively. For the performance-based stock units the actual number of shares issued can range from zero to 150 percent of the units granted based on the actual performance levels achieved.

Compensation expense related to the restricted stock and performance-based stock units is recognized on a straight-line basis over the three-year vesting period. Compensation expense related to performance-based stock units will be adjusted during the performance period based upon the estimated performance levels that will be achieved. The weighted-average fair value of restricted stock units granted during the quarter and nine months ended September 30, 2009 was $64.39 and $56.75, respectively. The weighted-average fair value of performance-based stock units granted during the quarter and nine months ended September 30, 2009 was $69.22 and $56.34, respectively. This is based on the closing market price of the Company’s common stock on the grant date adjusted for dividends that will not be paid during the vesting period.

The following table summarizes non-vested performance-based and restricted stock award activity as of September 30, 2009 and changes during the period then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
Performance-Based and Restricted Stock Activity	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2009	115	$70.07	23	$28.17
Granted	413	56.34	74	56.75
Cancelled	(9)	67.84	—	—

Non-vested at September 30, 2009	519	$59.18	97	$50.30

As of September 30, 2009, based on current estimates of future performance, $17 million of unrecognized compensation cost related to performance-based awards is expected to be recognized through the first quarter of 2012 and $3 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized on a straight-line basis through the second quarter of 2014.

10. Retirement Programs

The components of net pension and postretirement benefits other than pensions (OPEB) costs for the quarters and nine-month periods ended September 30, 2009 and 2008 are shown below:

	Quarter Ended September 30,				Nine Months Ended September 30,
	Pensions		OPEB		Pensions		OPEB
(Millions of dollars)	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$9	$11	$1	$1	$27	$33	$3	$3
Interest cost	30	29	4	4	87	88	12	12
Expected return on plan assets	(35)	(34)	—	—	(98)	(102)	—	—
Net amortization and deferral	4	3	—	—	12	13	—	—

Net periodic benefit cost before pension settlement charge	8	9	5	5	28	32	15	15
Pension settlement charge	—	—	—	—	—	17	—	—

Net periodic benefit cost	$8	$9	$5	$5	$28	$49	$15	$15

Praxair estimates that 2009 contributions to its pension plans will be in the range of $135 million to $145 million, of which $123 million have been made through September 30, 2009.

11. Commitments and Contingencies

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

Among such matters are:

•

Claims brought by welders alleging that exposure to manganese contained in welding fumes caused neurological injury. Praxair has never manufactured welding consumables. Such products were manufactured prior to 1985 by a predecessor company of Praxair. As of September 30, 2009, Praxair was a co-defendant with many other companies in lawsuits alleging personal injury caused by manganese contained in welding fumes. There were a total of 874 individual claimants in these cases. The cases were pending in several state and federal courts. The federal cases have been transferred to the U.S. District Court for the Northern District of Ohio for coordinated pretrial proceedings. The plaintiffs seek unspecified compensatory and, in most instances, punitive damages. In the past, Praxair has either been dismissed from the cases with no payment or has settled a few cases for nominal amounts. These claims raise numerous, individual issues that make them generally unsuited for class action status. Separately, various class actions for medical monitoring have been proposed but none have been certified. No reserves have been recorded for these cases as management does not believe that a loss from them is probable or reasonably estimable.

•

An investigation by Spanish prosecutors relating to income tax credits generated by certain of the company’s Spanish subsidiaries prior to 2002 totaling approximately $175 million. These tax positions relate to statutory interpretation matters and are under criminal investigation, although some have previously been the subject of civil tax proceedings. In accordance with the requirements of ASC 740, “Income Taxes” (ASC 740), Praxair had previously recorded a full liability, including interest, for these tax positions and management does not believe penalties are likely or reasonably estimable at this time. The company believes it has strong defenses and is vigorously defending against the proceeding.

•

Claims brought by the Brazilian taxing authorities against several of the company’s Brazilian subsidiaries primarily relating to non-income and income tax matters. Most of the non-income tax cases originated from 1988 to 1999 which was a period of hyperinflation in Brazil. During this period, the company, along with other taxpayers, challenged the legality of various Brazilian tax law changes that were designed to increase tax revenues by various means, including modifying the basis upon which a tax was levied, increasing the tax rates, and shortening payment due dates. These cases are primarily associated with disagreements on the amount of taxes assessed and the appropriate index that should be used to inflation-adjust amounts that were over or under paid during this period. Other non-income tax matters are associated with issues such as documentation, establishment and process, among others. Related to income tax matters, the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company.

On May 28, 2009, the Brazilian government published Law 11941/2009 instituting a new voluntary amnesty (“Refis Program”) which allows Brazilian companies to settle certain Federal tax disputes by November 30, 2009 at reduced amounts. Subsequently, on July 23, 2009, the final regulations were issued. During the 2009 third quarter, Praxair evaluated this program and decided that it is economically beneficial to settle many of its outstanding Federal tax disputes, primarily related to non-income taxes (See Note 2 for a summary of the impact of this decision).

After completion of the 2009 Refis Program, the total estimated potential liability for the more significant remaining claims in Brazil, including interest and penalties, is approximately $192 million. In accordance with ASC 450, “Contingencies,” and ASC 740, Praxair has recorded liabilities totaling $58 million related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the nearer term. The company is vigorously defending against the proceedings.

•

In the course of its normal business operations, the Company and its subsidiaries are the subject of various regulatory actions from time to time. The Company’s Brazilian subsidiary and several other Brazilian industrial gas companies are the subject of a proceeding by a unit of the Brazilian Ministry of Justice for alleged anticompetitive activities during a period prior to 2004. The Company believes it has strong defenses and, in the event of an administrative fine, the Company will vigorously appeal it up to such levels of the Federal Courts in Brazil as may be necessary. No reserve has been recorded for this proceeding as management does not believe that an ultimate loss is probable or reasonably estimable at this time.

12. Segments

Sales and operating profit by segment for the quarters and nine-month periods ended September 30, 2009 and 2008 are shown below. For a description of Praxair’s operating segments, refer to Note 19 to the consolidated financial statements of Praxair’s financial statements of Praxair’s 2008 Annual Report on Form 10-K.

	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2009	2008	2009	2008
SALES(a)
North America	$1,162	$1,557	$3,446	$4,584
Europe(b)	323	384	932	1,180
South America	436	527	1,184	1,507
Asia	232	239	611	682
Surface Technologies(c)	135	145	376	440

	$2,288	$2,852	$6,549	$8,393

OPERATING PROFIT
North America	$263	$274	$783	$811
Europe	68	96	192	282
South America	94	111	239	302
Asia	37	38	96	115
Surface Technologies(c)	18	25	59	76

Segment operating profit	480	544	1,369	1,586
Brazil tax amnesty program and other charges (Note 2)	(306)	—	(306)	(17)

Total operating profit	$174	$544	$1,063	$1,569

(a)	Intersegment sales, primarily from North America to other segments, were not significant for the quarters and nine-month periods ended September 30, 2009 and 2008.

(b)	On April 1, 2008, Praxair completed the sale of its majority interest in Maxima Air Separation Center Ltd. with operations in Israel, which contributed approximately $9 million to sales for the nine months ended September 30, 2008.

(c)	On July 1, 2009, Praxair acquired Sermatech International Holdings Corp., which contributed sales of $22 million in the quarter and nine months ended September 30, 2009 with a minimal impact on operating profit.

13. Equity

A summary of the changes in total equity for the quarters and nine months ended September 30, 2009 and 2008 is provided below:

(Millions of dollars)

	Quarter Ended September 30,
	2009			2008
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$4,638	$308	$4,946	$5,671	$317	$5,988

Net Income	325	11	336	355	11	366
Translation Adjustments	253	7	260	(475)	(14)	(489)
Derivative Instruments, net of $1 million taxes in 2009 and less than $1 million taxes in 2008	—		—	(1)		(1)
Funded Status - retirement obligations, net of $1 million taxes in 2009 and $7 million taxes in 2008	(2)		(2)	20		20

Comprehensive income	576	18	594	(101)	(3)	(104)
Dividends to noncontrolling interests		(7)	(7)		(1)	(1)
Purchases of noncontrolling interests		—	—		(6)	(6)
Additions to noncontrolling interest		3	3		—	—
Dividends to Praxair, Inc common stock ($0.40 per share in 2009 and $0.375 per share in 2008)	(122)		(122)	(117)		(117)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	1		1	1		1
For employee savings and incentive plans	32		32	29		29
Purchases of common stock	(60)		(60)	(613)		(613)
Tax benefit from stock options	9		9	9		9
Share-based compensation	11		11	12		12

Balance, end of period	$5,085	$322	$5,407	$4,891	$307	$5,198

	Nine Months Ended September 30,
	2009			2008
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$4,009	$302	$4,311	$5,142	$321	$5,463

Net Income	914	31	945	1,011	39	1,050
Translation Adjustments	560	7	567	(246)	(1)	(247)
Derivative Instruments, net of $4 million taxes in 2009 and $2 million taxes in 2008	7		7	(6)		(6)
Funded Status - retirement obligations, net of $2 million taxes in 2009 and $16 million taxes in 2008	(4)		(4)	34		34

Comprehensive income	1,477	38	1,515	793	38	831
Dividends to noncontrolling interests		(23)	(23)		(20)	(20)
Purchases of noncontrolling interests (a)	(8)	(5)	(13)		(15)	(15)
Additions to noncontrolling interest		10	10		(17)	(17)
Dividends to Praxair, Inc common stock ($1.20 per share in 2009 and $1.125 per share in 2008)	(368)		(368)	(353)		(353)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	5		5	5		5
For employee savings and incentive plans	72		72	183		183
Purchases of common stock	(148)		(148)	(972)		(972)
Tax benefit from stock options	16		16	59		59
Share-based compensation	30		30	34		34

Balance, end of period	$5,085	$322	$5,407	$4,891	$307	$5,198

(a)	During the 2009 second quarter, Praxair increased its ownership in a consolidated U.S. packaged gas subsidiary. In accordance with ASC 810, the difference between the purchase price and the related noncontrolling interests of $8 million was recorded as a decrease in Praxair’s additional paid-in capital.

The components of accumulated other comprehensive income (loss) (“AOCI”) are as follows:

	September 30, 2009	December 31, 2008
Cumulative translation adjustments (CTA)	$(728)	$(1,295)
Derivative instruments	$4	$(3)
Pension/ OPEB funded status obligation	(461)	(457)

	(1,185)	(1,755)
Less: noncontrolling interests (CTA)	20	13

AOCI - Praxair, Inc.	$(1,205)	$(1,768)

14. Acquisitions

On July 1, 2009, Praxair acquired Sermatech International Holdings Corp. (Sermatech), a global supplier of protective coatings and advanced processes with operations in the U.S., Canada, United Kingdom, Germany and South Korea. Sermatech is reflected in the Surface Technologies segment. In addition, during the nine months ended September 30, 2009, Praxair completed several small acquisitions, primarily related to North American packaged gas distributors. The aggregate purchase price for the acquisitions was $128 million and resulted in the recognition of $60 million of goodwill.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results

The following table provides summary data for the quarters and nine-month periods ended September 30, 2009 and 2008:

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in millions)	2009	2008	Variance	2009	2008	Variance
Sales	$2,288	$2,852	(20)%	$6,549	$8,393	(22)%
Gross margin (a)	$1,011	$1,118	(10)%	$2,887	$3,316	(13)%
As a percent of sales	44.2%	39.2%		44.1%	39.5%
Selling, general and administrative	$284	$341	(17)%	$814	$1,017	(20)%
As a percent of sales	12.4%	12.0%		12.4%	12.1%
Depreciation and amortization	$217	$218	—%	$623	$644	(3)%
Brazil tax amnesty program and other charges (b)	$306	$—		$306	$17
Other income (expense) - net	$(10)	$9		$(25)	$3
Operating profit	$174	$544	(68)%	$1,063	$1,569	(32)%
As a percent of sales	7.6%	19.1%		16.2%	18.7%
Interest expense - net	$32	$50	(36)%	$100	$149	(33)%
Effective tax rate	(131.7)%	28.1%		3.7%	28.0%
Net income - Praxair, Inc.	$325	$355	(8)%	$914	$1,011	(10)%
Diluted earnings per share	$1.04	$1.11	(6)%	$2.93	$3.15	(7)%
Diluted shares outstanding	312,182	319,505	(2)%	312,185	320,719	(3)%

(a)	Gross margin excludes depreciation and amortization expense.

(b)	See Note 2 to the condensed consolidated financial statements.

2009 Third Quarter Brazil Tax Amnesty Program and Other Charges

In the third quarter 2009, Praxair recorded a pre-tax charge of $306 million (net after-tax benefit of $7 million or $0.02 per diluted share), related to a recently announced Federal tax amnesty program in Brazil (referred to as “Refis Program”) and other charges. The $306 million charges to operating profit reflect the settlement of non-income tax disputes, reserves taken for Brazilian government receivables and a state tax matter, and the write-down of an idle manufacturing plant and related assets in Brazil. There is a $313 million income tax benefit primarily because the Refis Program allows for a portion of the settlement obligations to be satisfied with income tax net operating loss carryforwards (NOLs) and because the company had previously fully reserved these NOL deferred income tax assets.

Although the Refis Program had no cash impact in the 2009 third quarter, management expects there will be up to $90 million of incremental cash outflow in the 2009 fourth quarter.

The net benefit has been recorded in the consolidated financial statements as follows:

(Millions of Dollars)	Operating Profit (Loss)	Income Tax Provision (Benefit)	Net Income (Loss)
Brazil Refis Program, NOL and other Brazilian governmental related matters (a)	$(282)	$(329)	$47
Brazil business restructure	(24)	(8)	(16)
Tax adjustments	—	24	(24)

Total	$(306)	$(313)	$7

(a)	Operating profit includes a $149 million charge for non-income tax disputes which were settled by using existing NOL carryforwards, with full valuation allowances. Income taxes include an offsetting benefit from reversing the related valuation allowances which are no longer required. Net income is not impacted.

See Note 2 to the condensed consolidated financial statements for a more detailed description of these items.

2008 First Quarter Pension Settlement Charge

A pension settlement charge of $17 million ($11 million after-tax or $0.03 per diluted share) was recorded in the first quarter of 2008 for net unrecognized actuarial losses related to lump sum benefit payments made from the U.S. supplemental pension plan to a number of recently retired senior managers, including Praxair’s former chairman and chief executive officer.

Results of Operations

	Quarter Ended September 30, 2009 vs. 2008	Nine Months Ended September 30, 2009 vs. 2008
	% Change	% Change
Sales
Volume	(11)%	(12)%
Price/Mix/Other	2%	2%
Cost pass-through	(5)%	(4)%
Currency	(6)%	(8)%

Total sales change	(20)%	(22)%

Sales decreased $564 million, or 20%, for the third quarter and decreased $1,844 million, or 22%, for the nine months ended September 30, 2009 versus the respective 2008 periods. The underlying decline in sales of 9% and 10% for the quarter and year-to-date periods, respectively, reflects significantly lower volumes in most geographies due to lower demand consistent with the global economic slowdown. The unfavorable impact of currency, primarily in South America, Europe, Mexico and Canada decreased sales by 6% and 8% for the quarter and year-to-date periods, respectively. Lower cost pass-through decreased sales by $151 million, or 5% for the quarter and $354 million, or 4% for the year-to-date period, with a negligible impact on operating profit.

Gross margin in 2009 decreased $107 million, or 10%, for the third quarter and decreased $429 million, or 13%, for the nine months ended September 30, 2009 versus the respective 2008 periods primarily due to lower volumes and the negative impact of currency. The increase in the gross margin percentage for the quarter and year-to-date periods to 44.2% and 44.1%, respectively, was due to higher pricing, cost reductions and the impact from lower cost pass-through.

Selling, general and administrative (SG&A) expenses decreased $57 million, or 17%, for the third quarter and decreased $203 million, or 20%, for the nine months ended September 30, 2009 versus the respective 2008 periods. The decrease in SG&A expenses was due to cost savings resulting from the cost reduction program initiated in 2008, ongoing productivity programs and currency impacts. SG&A expenses as a percentage of sales increased slightly in both the quarter and year-to-date periods due to the decrease in sales from lower cost pass-through.

Depreciation and amortization expense decreased $1 million for the third quarter and decreased $21 million, or 3%, for the nine months ended September 30, 2009 versus the respective 2008 periods. The decrease was due to currency effects partially offset by the increased depreciation associated with project start-ups.

Other income (expense) – net was a $10-million expense and a $25-million expense for the quarter and nine months ended September 30, 2009, respectively. The 2009 quarter and nine-month periods included $2 million and $17 million of currency related net losses, respectively, primarily related to net income hedges. The 2008 quarter and nine-month periods included currency related net gains of $13 million and $6 million, respectively, primarily related to net income hedges (see Note 5 to the condensed consolidated financial statements).

Operating profit decreased $370 million, or 68%, for the third quarter and decreased $506 million, or 32%, for the nine months ended September 30, 2009 versus the respective 2008 periods. Excluding the impact of the Brazil tax amnesty program and other charges in the quarter and nine-month periods ended September 30, 2009 and 2008, operating profit decreased $64 million, or 12%, for the quarter and decreased $217 million, or 14%, for the nine-month period. This decrease was driven by the negative impact of currency and lower sales volumes partially offset by cost savings. Excluding the impact of the Brazil tax amnesty program and other charges in 2009 and 2008, operating profit as a percentage of sales improved to 21.0% and 20.9% in the quarter and year-to-date periods, respectively, versus 19.1% and 18.9% in the respective 2008 periods. This improvement is a result of significant cost reductions and pricing.

Interest expense – net decreased $18 million, or 36% for the third quarter and decreased $49 million, or 33% for the nine months ended September 30, 2009 versus the respective periods in 2008 due to lower interest rates on commercial paper and international bank borrowings.

The effective tax rate in the 2009 periods was significantly impacted by the third quarter charges. Additionally, the 2009 nine-month period included a $7 million tax benefit primarily related to tax incentives in Italy recognized in the second quarter. Excluding these discrete items, the effective tax rate for the 2009 quarter and nine-month periods was 28%, which was the same as the respective periods in 2008. During the quarter, the Mexican government proposed an income tax reform bill. The company is monitoring the progress of this bill and will record the impact, if any, when it becomes law.

Net income – Praxair, Inc. decreased $30 million, or 8%, for the third quarter and decreased $97 million, or 10%, for the nine months ended September 30, 2009 versus the respective 2008 periods. Excluding the impact of the Brazil tax amnesty program and other charges in the 2009 and 2008 nine-month periods, net income – Praxair, Inc. decreased $37 million, or 10%, and decreased $115 million, or 11%, for the nine-month period. The decrease in both periods was due to lower operating profit partially offset by lower interest expense.

Diluted earnings per share (EPS) decreased $0.07 per diluted share, or 6% for the third quarter and decreased $0.22 per diluted share, or 7% for the nine months ended September 30, 2009 versus the respective 2008 periods. Excluding the impact of the Brazil tax amnesty program and other charges in 2009 and 2008, EPS decreased $0.09 per diluted share, or 8%, and decreased $0.27 per diluted share, or 8%, for the quarter and nine-month periods, respectively. The underlying decrease in EPS is in line with the decrease in net income – Praxair, Inc. partially offset by the impact of the company’s net repurchases of common stock during 2008.

The number of employees at September 30, 2009 was 26,432, reflecting a decrease of 504 employees from December 31, 2008 primarily related to the 2008 cost reduction program partially offset by the Sermatech acquisition.

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows:

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in millions)	2009	2008	Variance	2009	2008	Variance
SALES
North America	$1,162	$1,557	(25)%	$3,446	$4,584	(25)%
Europe	323	384	(16)%	932	1,180	(21)%
South America	436	527	(17)%	1,184	1,507	(21)%
Asia	232	239	(3)%	611	682	(10)%
Surface Technologies	135	145	(7)%	376	440	(15)%

	$2,288	$2,852	(20)%	$6,549	$8,393	(22)%

OPERATING PROFIT
North America	$263	$274	(4)%	$783	$811	(3)%
Europe	68	96	(29)%	192	282	(32)%
South America	94	111	(15)%	239	302	(21)%
Asia	37	38	(3)%	96	115	(17)%
Surface Technologies	18	25	(28)%	59	76	(22)%

Segment operating profit	480	544	(12)%	1,369	1,586	(14)%
Brazil tax amnesty and other charges (Note 2)	(306)	—		(306)	(17)

Total operating profit	$174	$544		$1,063	$1,569

North America

	Quarter Ended September 30, 2009 vs. 2008	Nine Months Ended September 30, 2009 vs. 2008
	% Change	% Change
Sales
Volume	(13)%	(15)%
Price/Mix/Other	1%	2%
Cost pass-through	(10)%	(8)%
Currency	(3)%	(4)%

Total sales change	(25)%	(25)%

Sales decreased $395 million, or 25%, for the third quarter and decreased $1,138 million, or 25%, for the nine months ended September 30, 2009 versus the respective 2008 periods. The underlying decline in sales of 12% and 13% in the quarter and year-to-date periods, respectively, is due to lower volumes partially offset by higher pricing. Higher sales to the energy markets were offset by lower sales to the chemicals, metals, electronics and manufacturing end-markets. Currency depreciation, primarily in Canada and Mexico, reduced sales by 3% and 4% in the quarter and year-to-date periods, respectively. Lower cost pass-through decreased sales by $160 million, or 10%, for the quarter and $367 million, or 8%, for the year-to-date period with a minimal impact on operating profit.

Operating profit decreased $11 million, or 4%, for the third quarter and decreased $28 million, or 3%, for the nine months ended September 30, 2009 versus the respective 2008 periods. Excluding the negative impact of currency, underlying operating profit grew as cost savings from the cost reduction program and ongoing productivity initiatives more than offset the impact of sharply lower volumes.

Europe

	Quarter Ended September 30, 2009 vs. 2008	Nine Months Ended September 30, 2009 vs. 2008
	% Change	% Change
Sales
Volume	(11)%	(13)%
Price/Mix/Other	2%	2%
Cost pass-through	1%	—%
Currency	(8)%	(10)%

Total sales change	(16)%	(21)%

Sales decreased $61 million, or 16%, for the third quarter and decreased $248 million, or 21%, for the nine months ended September 30, 2009 versus the respective 2008 periods. Unfavorable currency reduced sales by 8% and 10% in the quarter and year-to-date periods, respectively. The underlying decline in sales of 9% and 11% for the quarter and year-to-date periods, respectively, was due primarily to sharply lower volumes in the metals, chemicals and electronics end-markets. Cost pass-through to customers increased sales by $5 million, or 1%, for the third quarter and was minimal for the year-to-date period, with a minimal impact on operating profit.

Operating profit decreased $28 million, or 29%, for the third quarter and decreased $90 million, or 32%, for the nine months ended September 30, 2009 versus the respective 2008 periods. Operating profit for the 2009 quarter and nine-month periods included net income hedge losses of $1 million and $3 million, respectively. Operating profit for the 2008 quarter and nine-month periods included a $9 million gain and a $6 million gain, respectively, related to net income hedges (see Note 5 to the condensed consolidated financial statements). Excluding the impact of net income hedges in the quarter and nine-month periods ended September 30, 2009 and 2008, underlying operating profit decreased $18 million, or 21%, and $81 million, or 29%, respectively. The underlying decrease in operating profit was due to sharply lower volumes partially offset by cost reductions.

South America

	Quarter Ended September 30, 2009 vs. 2008	Nine Months Ended September 30, 2009 vs. 2008
	% Change	% Change
Sales
Volume	(12)%	(10)%
Price/Mix/Other	5%	5%
Cost pass-through	1%	1%
Currency	(11)%	(17)%

Total sales change	(17)%	(21)%

Sales decreased $91 million, or 17%, for the third quarter and decreased $323 million, or 21%, for the nine months ended September 30, 2009 versus the respective 2008 periods. Excluding the impact of currency and cost pass-through, sales decreased 7% for the quarter and 5% for the year-to-date period. The decrease was primarily due to lower volumes to metals and manufacturing customers, partially offset by higher sales to the food and beverage, healthcare end-markets and pricing. Cost pass-through to customers increased sales by $4 million, or 1% for the quarter and $10 million, or 1% for the year-to-date period, with a minimal impact on operating profit.

Operating profit decreased $17 million, or 15%, for the third quarter and decreased $63 million, or 21%, for the nine months ended September 30, 2009 versus the respective 2008 periods. Operating profit for the 2009 nine-month period included currency related net losses of $12 million, which primarily consisted of net income hedge losses. Operating profit for the 2008 quarter included currency related net gains of $4 million consisting primarily of net income hedge gains (see Note 5 to the condensed consolidated financial statements). Excluding the negative impact of currency and net income hedge losses, underlying operating profit grew as cost savings from productivity initiatives, cost reduction programs and higher pricing more than offset lower volumes.

Asia

	Quarter Ended September 30, 2009 vs. 2008	Nine Months Ended September 30, 2009 vs. 2008
	% Change	% Change
Sales
Volume	4%	(2)%
Price/Mix/Other	(3)%	(1)%
Cost pass-through	1%	1%
Currency	(6)%	(8)%
Equipment sale	1%	—%

Total sales change	(3)%	(10)%

Sales decreased $7 million, or 3%, for the third quarter and decreased $71 million, or 10%, for the nine months ended September 30, 2009 versus the respective 2008 periods. Unfavorable currency decreased sales by 6% and 8% for the quarter and year-to-date periods, respectively. Underlying sales increased 1% for the quarter and decreased 3% for the year-to-date periods due primarily to lower sales to the electronics, metals and manufacturing end-markets. Cost pass-through to customers increased sales by $2 million, or 1% for the quarter and $8 million, or 1% for the year-to-date period, with a minimal impact on operating profit.

Operating profit decreased $1 million, or 3%, for the third quarter and decreased $19 million, or 17%, for the nine months ended September 30, 2009 versus the respective 2008 periods, primarily as the result of lower sales volumes and currency depreciation.

Surface Technologies

	Quarter Ended September 30, 2009 vs. 2008	Nine Months Ended September 30, 2009 vs. 2008
	% Change	% Change
Sales
Volume/Price	(17)%	(13)%
Currency	(5)%	(7)%
Acquisitions	15%	5%

Total sales change	(7)%	(15)%

On July 1, 2009, Praxair acquired Sermatech International Holdings Corp. (Sermatech), a global supplier of protective coatings and advanced processes used on industrial and aviation gas turbines with operations in the U.S., Canada, United Kingdom, Germany and South Korea.

Sales decreased $10 million, or 7%, for the third quarter and decreased $64 million, or 15%, for the nine months ended September 30, 2009 versus the respective 2008 periods. The acquisition of Sermatech contributed $22 million of sales in both the quarter and nine-month periods ended September 30, 2009, or 15% and 5% of sales, respectively. Excluding the impact of negative currency translation and acquisitions, underlying sales decreased 17% and 13% for the quarter and year-to-date periods, respectively. In the quarter, growth from higher coatings for jet engines and natural gas turbines was more than offset by lower coatings for industrial gas turbines and the general manufacturing end markets in the U.S. and Europe.

Operating profit decreased $7 million, or 28%, for the third quarter and decreased $17 million, or 22%, for the nine months ended September 30, 2009 versus the respective 2008 periods. The decrease was principally driven by lower volumes and the negative impact of currency partially offset by productivity and cost reduction initiatives.

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

To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

		Exchange Rate for Income Statement
	Percent of YTD 2009 Consolidated Sales (a)	Year-To-Date Average		Exchange Rate for Balance Sheet
Currency		2009	2008	September 30, 2009	December 31, 2008
Euro	17%	0.73	0.65	0.68	0.71
Brazil real	16%	2.07	1.68	1.78	2.34
Canada dollar	8%	1.18	1.01	1.09	1.22
Mexico peso	6%	13.72	10.48	13.53	13.53
China RMB	3%	6.83	7.01	6.83	6.84
India rupee	2%	49.08	41.13	47.98	48.50
Korea won	2%	1,317	995	1,188	1,259
Argentina peso	1%	3.70	3.11	3.84	3.45
Colombia peso	1%	2,202	1,853	1,926	2,243
Singapore dollar	1%	1.47	1.39	1.42	1.44
Taiwan dollar	1%	33.33	31.02	32.45	33.01
Thailand bhat	1%	34.77	31.89	33.64	35.00
Venezuela bolivar	1%	2.15	2.15	2.15	2.15

(a)	Certain Surface technologies segment sales are included in European, Brazilian and Indian sales.

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

	Nine Months Ended September 30,
(Millions of dollars)	2009	2008
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income - Praxair, Inc.	$914	$1,011
Noncontrolling interests	31	39

Net income (including noncontrolling interests) (a)	$945	$1,050

Adjustments to reconcile net income to net cash provided by operating activities:
Brazil tax amnesty program and other charges (a)	306	17
Deferred income taxes (a)	(251)	27
Depreciation and amortization	623	644
Accounts receivable	(10)	(109)
Inventory	37	(22)
Payables and accruals (a)	(232)	36
Pension contributions	(123)	(14)
Other - net	164	(231)

Net cash provided by operating activities	$1,459	$1,398

INVESTING ACTIVITIES
Capital expenditures	(997)	(1,129)
Acquisitions, net of cash acquired	(128)	(105)
Divestitures and asset sales	20	48

Net cash used for investing activities	$(1,105)	$(1,186)

FINANCING ACTIVITIES
Debt increases (reductions) - net	135	820
Issuances of common stock	68	176
Purchases of common stock	(145)	(891)
Cash dividends - Praxair, Inc. shareholders	(368)	(353)
Excess tax benefit on stock option exercises	14	52
Noncontrolling interest transactions and other	(32)	(9)

Net cash used for financing activities	$(328)	$(205)

(a)	The Brazil tax amnesty program and other charges had no cash flow impact in the 2009 third quarter and year-to-date periods and is reflected in the condensed consolidated statement of cash flows as follows:

Net income	$7
Adjustments to net income:
Brazil tax amnesty program and other charges	306
Deferred income taxes	(363)
Payables and accruals	50

Net operating cash flow impact	$—

Cash Flow from Operations

Cash provided by operations of $1,459 million for the nine months ended September 30, 2009 increased $ 61 million versus 2008. The increase was primarily due to lower tax payments in the current year-to-date period offset by lower net income - Praxair, Inc., increased pension contributions and working capital changes.

Although the Refis Program had no cash impact in the 2009 third quarter, management expects there will be up to $90 million of incremental cash outflow in the 2009 fourth quarter.

Actual returns for the company’s U.S. pension plans may vary from the expected long-term rate of return of 8.25 percent due to the current adverse conditions in the global securities markets. Actual returns below this expected rate may impact the amount and timing of future contributions to these plans. The actual amounts will depend on actual returns and discount rates.

Investing

Net cash used for investing of $1,105 million for the nine months ended September 30, 2009 decreased $ 81 million versus 2008 levels primarily due to decreased capital expenditures partially offset by the impact of higher acquisitions and lower divestitures. Capital expenditures of $997 million relate largely to new production plants under contract for customers in North and South America, China and India.

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

Cash used for financing activities was $328 million in 2009 versus $205 million in 2008. This increase was primarily due to lower net debt issuances in 2009 offset by lower net stock repurchases and stock option exercises. Cash dividends of $368 million increased $15 million from the year ago period to $1.20 per share ($1.125 per share for 2008).

At September 30, 2009, Praxair’s total debt outstanding was $5,235 million, an increase of $210 million from December 31, 2008. During 2009, Praxair issued $300 million of 4.375% notes due 2014, $500 million of floating rate notes due 2010, $600 million of 4.50% notes due 2019 and $400 million of 3.25% notes due 2015. The proceeds of all issuances were used to repay short-term debt and for general corporate purposes.

Legal Proceedings

See Note 11 to the condensed consolidated financial statements for a description of current legal proceedings.

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

(Dollar amounts in millions)	September 30, 2009	December 31, 2008
TOTAL CAPITAL
Total debt	$5,235	$5,025

Equity
Praxair, Inc. shareholders’ equity	5,085	4,009
Noncontrolling interests	322	302

Total equity	5,407	4,311

	$10,642	$9,336

DEBT-TO-CAPITAL RATIO	49.2%	53.8%

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

	Quarter Ended September 30,
(Dollar amounts in millions)	2009	2008
Reported operating profit	$174	$544
Add: Brazil tax amnesty program and other charges*	306	—
Less: reported taxes	187	(139)
Less: tax benefit on interest expense (a)	(9)	(14)
Less: net tax impact of the Brazil tax amnesty program and other charges*	(313)	—
Add: equity income	7	11

Net operating profit after-tax (NOPAT)	$352	$402

Beginning capital	$10,053	$10,584
Ending capital	$10,642	$10,142
Average capital	$10,348	$10,363

ROC%	3.4%	3.9%

ROC% (annualized)	13.6%	15.5%

(a)	Tax benefit on interest expense is based on Praxair’s underlying effective tax rate of 28% for 2009 and 2008.

Return on Praxair, Inc. Shareholders’ Equity (ROE)

Return on Praxair, Inc. shareholders’ equity is a measure used by investors, financial analysts and management to evaluate operating performance from a Praxair shareholder perspective. ROE measures the net income attributable to Praxair, Inc. that the company was able to generate with the money shareholders have invested.

	Quarter Ended September 30,
(Dollar amounts in millions)	2009	2008
Reported net income - Praxair, Inc.	$325	$355
Less: Brazil tax amnesty program and other charges*	(7)	—

	$318	$355

Beginning Praxair, Inc. shareholders’ equity	$4,638	$5,671
Ending Praxair, Inc. shareholders’ equity	$5,085	$4,891
Average Praxair, Inc. shareholders’ equity	$4,862	$5,281

ROE%	6.5%	6.7%

ROE% (annualized)	26.2%	26.9%

*	2009 includes the impact of the Brazil tax amnesty program and other charges of $306 million recorded in operating profit and a $313 million benefit recorded in income taxes (see Note 2 to the condensed consolidated financial statements).

Contractual Obligations Update

The following table sets forth an update to Praxair’s material unconditional purchase obligations as of September 30, 2009:

	Due or expiring by December 31,
(millions of dollars)	2009 remaining	2010	2011	2012	2013	Thereafter	Total
Unconditional purchase obligations	$169	$433	$321	$281	$268	$2,050	$3,522

Unconditional purchase obligations of $3,522 million represent contractual commitments under various long- and short-term arrangements with suppliers. These obligations are primarily minimum-purchase commitments for electricity, natural gas, helium and feedstock used to produce atmospheric and process gases. The increase in unconditional purchase obligations from December 31, 2008 primarily relates to power purchase commitments. A significant portion of these obligations is passed on to customers through similar take-or-pay contractual arrangements. Purchase obligations that are not passed along to customers do not represent a significant risk to Praxair.

Praxair’s other contractual obligations and commercial commitments are not included in the table above because there were no material changes from what was reported on the 2008 Annual Report on Form 10-K.

New Accounting Standards

Refer to Note 1 of the condensed consolidated financial statements for information regarding new accounting standards.

Fair Value Measurements

Praxair does not expect changes in the aggregate fair value of its financial assets and liabilities to have a material impact on the consolidated financial statements. See Note 6 to the condensed consolidated financial statements.

Outlook

For the fourth quarter of 2009, diluted earnings per share are expected to be in the range of $1.05 to $1.10.

For the full year of 2009, Praxair expects sales of about $9 billion. Diluted earnings per share are expected to be in the range of $3.98 to $4.03, including the impact of the Brazil tax amnesty program and other charges in the third quarter ($7 million net after-tax benefit or $0.02 per diluted share). Full-year capital expenditures are expected to be in the area of $1.4 billion supporting the current backlog of projects under contract with customers, which will come on stream in 2009 through 2011.

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

See Note 11 to the condensed consolidated financial statements for a description of current legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to the risk factors disclosed in Item 1a to Part I of Praxair’s 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended September 30, 2009 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchase as Part of Publicly Announced Plans or Programs (1) (Thousands)	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Program (2) (Millions)
July 2009	211	$68.92	211	$278
August 2009	434	$75.75	434	$246
September 2009	167	$75.51	167	$233

Third Quarter 2009	812	$73.93	812	$233

(1)	On July 23, 2008, the company’s board of directors approved the repurchase of an additional $1 billion of its common stock which could take place from time to time on the open market (which could include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions.

(2)	As of September 30, 2009, the Company purchased $767 million of its common stock, pursuant to the 2008 program, leaving an additional $233 million remaining authorized for purchase under the 2008 program. The 2008 program does not have any stated expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits:

12.01	Computation of Ratio of Earnings to Fixed Charges.

31.01	Rule 13a-14(a) Certification

31.02	Rule 13a-14(a) Certification

32.01	Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act).

32.02	Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act).

101	The following financial statements from Praxair, Inc’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on October 28, 2009, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE

Praxair, Inc. and Subsidiaries

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAXAIR, INC.
(Registrant)

Date: October 28, 2009	By:	/s/ Matthew J. White
Matthew J. White Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)