Form 10-K
period 2009-12-31
PRAXAIR INC
filed 2010-02-24
CIK 884905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Large accelerated filer  ☑    Accelerated filer  ☐    Non- accelerated filer  ☐     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2009, was approximately $22 billion (based on the closing sale price of the stock on that date as reported on the New York Stock Exchange).

At January 31, 2010, 306,321,560 shares of common stock of Praxair, Inc. were outstanding.

Documents incorporated by reference:

Portions of the Proxy Statement of Praxair, Inc., for its 2010 Annual Meeting of Shareholders, are incorporated in Part III of this report.

PRAXAIR, INC.

ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2009

Praxair, Inc. and Subsidiaries

PART I

ITEM 1.	BUSINESS

General

Praxair, Inc. (Praxair or the company) was founded in 1907 and became an independent publicly traded company in 1992. Praxair was the first company in the United States to produce oxygen from air using a cryogenic process and continues to be a major technological innovator in the industrial gases industry.

Praxair is the largest industrial gas supplier in North and South America, is rapidly growing in Asia, and has strong, well-established businesses in Europe. Praxair’s primary products for its industrial gases business are atmospheric gases (oxygen, nitrogen, argon, rare gases) and process gases (carbon dioxide, helium, hydrogen, electronic gases, specialty gases, acetylene). The company also designs, engineers, and builds equipment that produces industrial gases for internal use and external sale. The company’s surface technologies segment, operated through Praxair Surface Technologies, Inc., supplies wear-resistant and high-temperature corrosion-resistant metallic and ceramic coatings and powders. Sales for Praxair were $8,956 million, $10,796 million, and $9,402 million for 2009, 2008, and 2007, respectively. Refer to Note 18 to the consolidated financial statements for additional information related to Praxair’s reportable segments.

Praxair serves approximately 25 industries as diverse as healthcare and petroleum refining; computer-chip manufacturing and beverage carbonation; fiber-optics and steel making; and aerospace, chemicals and water treatment. In 2009, 94% of sales were generated in four geographic segments (North America, Europe, South America and Asia) primarily from the sale of industrial gases with the balance generated from the surface technologies segment. Praxair provides a competitive advantage to its customers by continuously developing new products and applications, which allow them to improve their productivity, energy efficiency and environmental performance.

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

On-site. Customers that require the largest volumes of product (typically oxygen, nitrogen and hydrogen) and that have a relatively constant demand pattern are supplied by cryogenic and process gas on-site plants. Praxair constructs plants on or adjacent to these customers’ sites and supplies the product directly to customers by pipeline. On-site product supply contracts generally are total requirement contracts with terms typically ranging from 10-20 years and containing minimum purchase requirements and price escalation provisions. Many of the cryogenic on-site plants also produce liquid products for the merchant market. Therefore, plants are typically not dedicated to a single customer. Advanced air separation processes allow on-site delivery to customers with smaller volume requirements. Customers using these systems usually enter into requirement contracts with terms typically ranging from 5-15 years.

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

International – Praxair is a global enterprise with approximately 59% of its 2009 sales outside of the United States. It conducts industrial gases business through subsidiary and affiliated companies in Argentina, Belgium, Bolivia, Brazil, Canada, Chile, China, Colombia, Costa Rica, France, Germany, India, Italy, Japan, South Korea, Malaysia, Mexico, the Netherlands, Paraguay, Peru, Portugal, Russia, Spain, Taiwan, Thailand, United Arab Emirates, Uruguay and Venezuela. Societa Italiana Acetilene & Derivati S.p.A. (S.I.A.D.), an Italian company accounted for as an equity company, also has established positions in Austria, Bulgaria, Croatia, the Czech Republic, Hungary, Romania, Russia and Slovenia. Yara Praxair, which is also accounted for as an equity company, has established positions in Denmark, Norway and Sweden. Praxair’s surface technologies segment has operations in Brazil, China, France, Germany, India, Italy, Japan, Singapore, South Korea, Spain, Switzerland, Taiwan and the United Kingdom.

Praxair’s international business is subject to risks customarily encountered in foreign operations, including fluctuations in foreign currency exchange rates, import and export controls, and other economic, political and regulatory policies of local governments. Also, see Item 1A. “Risk Factors” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

Seasonality – Praxair’s business is generally not subject to seasonal fluctuations to any significant extent.

Research and Development – Praxair’s research and development is directed toward developing new and improved methods for the production and distribution of industrial gases and the development of new markets and applications for these gases. This results in the development of new advanced air separation and hydrogen process technologies and the frequent introduction of new industrial gas applications. Research and development for industrial gases is principally conducted at Tonawanda, New York; Burr Ridge, Illinois; Rio de Janeiro, Brazil; Shanghai, China; and Bangalore, India.

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

Major competitors in the industrial gases industry both in the United States and worldwide include Air Products and Chemicals, Inc., Airgas Inc., L’Air Liquide S.A., and Linde AG. Principal competitors for the surface technologies lines are Chromalloy Gas Turbine Corporation, a subsidiary of Sequa Corporation, Bodycote, PLC, and Sulzer Metco Management AG. Other competitors in surface coating technologies vary by geographic region.

Employees and Labor Relations – As of December 31, 2009, Praxair had 26,164 employees worldwide. Of this number, 10,315 are employed in the United States. Praxair has collective bargaining agreements with unions at numerous locations throughout the world, which expire at various dates. Praxair considers relations with its employees to be good.

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

General Economic Conditions – Weakening economic conditions in markets in which the company does business may adversely impact the company’s financial results and/or cash flows.

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

Cost and Availability of Raw Materials and Energy – Increases in the cost of energy and raw materials and/or disruption in the supply of these materials could result in lost sales or reduced profitability.

Energy is the single largest cost item in the production and distribution of industrial gases. Most of Praxair’s energy requirements are in the form of electricity, natural gas and diesel fuel for distribution. Praxair attempts to minimize the financial impact of variability in these costs through the management of customer contracts, which typically have escalation and pass-through clauses for the company’s larger contracts. Such attempts may not successfully mitigate cost variability which could negatively impact its financial condition or results of operations. The supply of energy has not been a significant issue in the geographic areas where it conducts business. However, regional energy conditions are unpredictable and may pose future risk.

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

International Events and Circumstances – The company’s international operations are subject to the risks of doing business abroad and international events and circumstances may adversely impact its business, financial condition or results of operations.

Praxair has substantial international operations which are subject to risks including devaluations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest, possible nationalization and/or expropriation of assets, domestic and international tax laws and compliance with governmental regulations. These events could have an adverse effect on the international operations in the future by reducing the demand for its products, decreasing the prices at which it can sell its products, reducing the U.S. dollar value of revenue from international operations or otherwise having an adverse effect on its business.

Global Financial Markets Conditions – Macroeconomic factors, including the recent turmoil in the U.S. and global credit and equity markets, may impact the company’s ability to obtain financing or increase the cost of obtaining financing which may adversely impact the company’s financial results and/or cash flows.

Volatility and disruption in the U.S. and global credit and equity markets, from time to time, could make it more difficult for Praxair to obtain financing for its operations and/or could increase the cost of obtaining financing. In addition, the company’s borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in significant part, on the company’s performance as measured by certain criteria such as interest coverage and leverage ratios. A decrease in these debt ratings could increase the cost of borrowing or make it more difficult to obtain financing. While the impact of continued volatility in the global credit markets cannot be predicted with certainty, the company believes that it has sufficient operating flexibility, cash reserves, and funding sources to maintain adequate amounts of liquidity to meet its business needs around the world.

Competitor Actions – The inability to effectively compete could adversely impact results of operations.

Praxair operates within a highly competitive environment worldwide. Competition is based on price, product quality, delivery, reliability, technology and service to customers. Competitors’ behavior related to these areas could potentially have significant impacts on the company’s financial results.

Governmental Regulations – The company is subject to a variety of United States and foreign government regulations. Changes in these regulations could have an adverse impact on the business, financial position and results of operations.

The company is subject to regulations in the following areas, among others:

•

Environmental protection, including laws regulating greenhouse gas emissions and other potential climate change legislation (see the section captioned “Management’s Discussion and Analysis – Environmental Matters” in Item 7 of this 10-K);

•	Domestic and international tax laws and currency controls;

•	Safety;

•	Securities laws (e.g., SEC and generally accepted accounting principles in the United States);

•	Trade and import/ export restrictions;

•	Antitrust matters;

•	Global anti-bribery laws; and

•	Home healthcare reimbursement regulations.

Changes in these or other regulatory areas may impact the company’s profitability, may require the company to spend additional resources to comply with the regulations, or may restrict the company’s ability to compete effectively in the marketplace. Noncompliance with such laws and regulations could result in penalties or sanctions that could have an adverse impact on the company’s financial results.

Catastrophic Events – Catastrophic events could disrupt the operations of the company and/or its customers and suppliers and may have a significant adverse impact on the results of operations.

The occurrence of catastrophic events or natural disasters such as hurricanes, health epidemics, acts of war or terrorism, could disrupt or delay the company’s ability to produce and distribute its products to customers and could potentially expose the company to third-party liability claims. In addition, such events could impact the company’s customers and suppliers resulting in temporary or long-term outages and/or the limitation of supply of energy and other raw materials used in normal business operations. These situations are outside the company’s control and may have a significant adverse impact on the company’s financial results.

Internal Factors

Significant internal factors include:

•	Retaining qualified personnel;

•	Technological advances;

•	Litigation and governmental investigations;

•	Environmental laws and regulations;

•	Tax liabilities;

•	Operational risks; and

•	Acquisitions.

Retaining Qualified Personnel – The inability to attract and retain qualified personnel may adversely impact the company’s business.

If Praxair fails to attract, hire and retain qualified personnel, the company may not be able to develop, market or sell its products or successfully manage its business. Praxair is dependent upon its highly skilled, experienced and efficient workforce to be successful. Much of Praxair’s competitive advantage is based on the expertise and experience of its key personnel regarding its marketing, technology, manufacturing and distribution infrastructure, systems and products. The inability to attract and hire qualified individuals or the loss of key employees in very skilled areas could have a negative effect on the company’s financial results.

Technological Advances – If the company fails to keep pace with technological advances in the industry or if new technology initiatives do not become commercially accepted, customers may not continue to buy the company’s products and results of operations could be adversely affected.

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

Litigation and Governmental Investigations – The outcomes of litigation and governmental investigations may affect the company’s financial results.

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

Environmental Laws and Regulations – The costs of complying with environmental laws and regulations may adversely impact the company’s financial position and results of operations.

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

Tax Liabilities – Potential tax liabilities could adversely impact the company’s financial position and results of operations.

Praxair is subject to income and other taxes in both the United States and numerous foreign jurisdictions. The determination of the company’s worldwide provision for income taxes and other tax liabilities requires judgment and is based on diverse legislative and regulatory structures that exist in the various jurisdictions where the company operates. Although management believes its estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in its financial statements and may materially affect the company’s financial results for the period when such determination is made. See Notes 5 and 17 to the consolidated financial statements.

Operational Risks – Operational risks may adversely impact the company’s business or results of operations.

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

Also inherent in the management of the company’s production facilities and delivery systems, including storage, vehicle transportation and pipelines, are operational risks that require continuous training, oversight and control. Material operating failures at production, storage facilities or pipelines, including fire, toxic release and explosions, or the occurrence of vehicle transportation accidents could result in loss of life, damage to the environment, loss of production and/or extensive property damage, all of which may negatively impact the company’s financial results.

Acquisitions – The inability to effectively integrate acquisitions could adversely impact the company’s financial position and results of operations.

Praxair has evaluated, and expects to continue to evaluate, a wide array of potential strategic acquisitions. Many of these acquisitions, if consummated, could be material to its financial condition and results of operations. In addition, the process of integrating an acquired company, business or group of assets may create unforeseen operating difficulties and expenditures. Although historically the company has been successful with its acquisition strategy and execution, the areas where the company may face risks include:

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

Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. Also, the anticipated benefit of the company’s acquisitions may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or impairments of goodwill, any of which could adversely impact the company’s financial results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Praxair has received no written SEC staff comments regarding any of its Exchange Act reports which remain unresolved.

ITEM 2.	PROPERTIES

Praxair’s worldwide headquarters are located in leased office space in Danbury, Connecticut. Other principal administrative offices are owned in Tonawanda, New York, and leased in Rio de Janeiro, Brazil; Shanghai, China and Madrid, Spain.

Praxair designs, engineers, manufactures and operates facilities that produce and distribute industrial gases. These industrial gas production facilities and certain components are designed and/or manufactured at its facilities in Tonawanda, New York; Burr Ridge, Illinois; Rio de Janeiro, Brazil; Monterrey, Mexico; Shanghai, China; and Bangalore, India. Praxair’s Italian equity affiliate, S.I.A.D., also has such capacity.

Due to the nature of Praxair’s industrial gas products, it is generally uneconomical to transport them distances greater than a few hundred miles from the production facility. As a result, Praxair operates a significant number of production facilities spread throughout several geographic regions.

The following is a description of production facilities for Praxair by segment. No significant portion of these assets was leased at December 31, 2009. Generally, these facilities are fully utilized and are sufficient to meet our manufacturing needs.

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

Information required by this item is incorporated herein by reference to the section captioned “Notes to Consolidated Financial Statements – 17 Commitments and Contingencies” in Item 8 of this 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Praxair did not submit any matters to a shareholder vote during the fourth quarter of 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market for the company’s common stock is the New York Stock Exchange (NYSE). At December 31, 2009 there were 17,407 shareholders of record.

NYSE quarterly stock price and dividend information

Market Price	Trading High	Trading Low	Close	Dividend Per Share
2009
First Quarter	$70.58	$53.42	$67.29	$0.40
Second Quarter	$77.60	$64.50	$71.07	$0.40
Third Quarter	$82.24	$67.19	$81.69	$0.40
Fourth Quarter	$84.97	$76.84	$80.31	$0.40

2008
First Quarter	$89.39	$69.96	$84.23	$0.375
Second Quarter	$99.73	$84.04	$94.24	$0.375
Third Quarter	$96.70	$67.78	$71.74	$0.375
Fourth Quarter	$74.40	$47.40	$59.36	$0.375

Praxair’s annual dividend on its common stock for 2009 was $1.60 per share. On January 26, 2010, Praxair’s Board of Directors declared a dividend of $0.45 per share for the first quarter of 2010, or $1.80 per share annualized, which may be changed as Praxair’s earnings and business prospects warrant. The declaration of dividends is a business decision made by the Board of Directors based on Praxair’s earnings and financial condition and other factors the Board of Directors considers relevant.

Purchases of Equity Securities – Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the three months ended December 31, 2009 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Program (2) (Millions)
October 2009	150	$80.61	150	$221
November 2009	175	$81.08	175	$207
December 2009	792	$81.55	792	$142

Fourth Quarter 2009	1,117	$81.35	1,117	$142

(1)	On July 23, 2008, the company’s board of directors approved the repurchase of $1 billion of its common stock which could take place from time to time on the open market (which could include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions.

(2)	As of December 31, 2009, the company purchased $858 million of its common stock, pursuant to the 2008 program, leaving an additional $142 million remaining authorized for purchase under the 2008 program. The 2008 program does not have any stated expiration date.

Peer Performance Table – The graph below compares the most recent five-year cumulative returns of Praxair’s common stock with those of the Standard & Poor’s 500 Index (SPX) and the S5 Materials Index (S5MATR) which covers 28 companies, including Praxair. The figures assume an initial investment of $100 on December 31, 2004 and that all dividends have been reinvested.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY

(Dollar amounts in millions, except per share data)

Year Ended December 31,	2009 (a)	2008 (a)	2007	2006	2005 (a)
From the Income Statement (b)
Sales	$8,956	$10,796	$9,402	$8,324	$7,656
Cost of sales, exclusive of depreciation and amortization	5,032	6,495	5,557	4,968	4,641
Selling, general and administrative	1,088	1,312	1,190	1,086	987
Depreciation and amortization	846	850	774	696	665
Research and development	74	97	98	87	80
Brazil tax amnesty program and other charges	306	194	—	—	—
Other income (expenses) – net	(35)	35	3	32	10

Operating profit	1,575	1,883	1,786	1,519	1,293
Interest expense – net	133	198	173	155	163

Income before income taxes and equity investments	1,442	1,685	1,613	1,364	1,130
Income taxes	169	465	419	355	376

Income before equity investments	1,273	1,220	1,194	1,009	754
Income from equity investments	24	36	26	10	15

Net income (including noncontrolling interests)	1,297	1,256	1,220	1,019	769
Noncontrolling interests	(43)	(45)	(43)	(31)	(37)

Income before cumulative effect of change in accounting principle – Praxair, Inc.	1,254	1,211	1,177	988	732
Cumulative effect of change in accounting principle (c)	—	—	—	—	(6)

Net income – Praxair, Inc.	$1,254	$1,211	$1,177	$988	$726

Per Share Data – Praxair, Inc. Shareholders
Basic earnings per share:
Income before cumulative effect of change in accounting principle	$4.08	$3.87	$3.69	$3.05	$2.26
Net income (c)	$4.08	$3.87	$3.69	$3.05	$2.24
Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$4.01	$3.80	$3.62	$3.00	$2.22
Net income (c)	$4.01	$3.80	$3.62	$3.00	$2.20

Cash dividends per share	$1.60	$1.50	$1.20	$1.00	$0.72

Weighted Average Shares Outstanding (000’s)
Basic shares outstanding	307,676	312,658	318,997	323,495	323,765
Diluted shares outstanding	312,382	318,302	324,842	329,293	329,685

Other Information and Ratios
Total assets	$14,317	$13,054	$13,382	$11,102	$10,491
Total debt	$5,055	$5,025	$4,192	$3,167	$3,447
Cash flow from operations	$2,168	$2,038	$1,958	$1,752	$1,475
Capital expenditures	$1,352	$1,611	$1,376	$1,100	$877
Acquisitions	$131	$130	$476	$14	$44
Return on equity (d)	27.0%	26.8%	24.6%	23.1%	21.2%
After-tax return on capital (d)	13.8%	15.3%	15.3%	14.5%	12.9%
Debt-to-capital ratio (d)	47.2%	53.8%	43.4%	39.9%	45.6%
Shares outstanding (000’s)	306,478	306,861	315,488	320,861	322,339
Number of employees	26,164	26,936	27,992	27,042	27,306

(a)	Amounts for 2009 include the impact of the Brazil tax amnesty program and other charges of $306 million ($7 million after-tax benefit). Amounts for 2008 include the impact of the cost reduction program and other charges of $194 million ($125 million after-tax and noncontrolling interests). Amounts for 2005 include a $92 million income tax charge related to the repatriation of foreign earnings pursuant to the American Jobs Creation Act of 2004 and other tax adjustments.

(b)	Effective January 1, 2009, Praxair adopted the new noncontrolling interest guidance and reclassified prior years’ amounts to conform to the current year presentation.

(c)	2005 net income includes the cumulative effect of accounting change relating to the implementation of a new accounting standard for asset retirement obligations.

(d)	Non-GAAP measures. See the “Non-GAAP Financial Measures” section in Item 7 for definitions and reconciliation to reported amounts.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the company’s financial condition and results of operations should be read together with its consolidated financial statements and notes to the consolidated financial statements included in Item 8 of this 10-K.

BUSINESS OVERVIEW

Praxair is the largest industrial gases supplier in North and South America, is rapidly growing in Asia, and has strong, well-established businesses in Europe. The company’s primary products are oxygen, hydrogen, nitrogen, argon, carbon dioxide, helium, electronic gases and a wide range of specialty gases. Praxair Surface Technologies supplies high-performance coatings that protect metal parts from wear, corrosion and high heat. Praxair’s industrial gas operations are managed on a geographical basis and in 2009, 94% of sales were generated in four geographic segments (North America, Europe, South America, and Asia). The surface technologies segment generated the remaining 6% of sales.

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
Korea

Praxair manufactures and distributes its products through a network of hundreds of production plants, pipeline complexes, distribution centers and delivery vehicles. Major pipeline complexes are located in the United States, Brazil, Spain and Germany. These networks are a competitive advantage, providing the foundation of reliable product supply to the company’s customer base. The majority of Praxair’s business is conducted through long-term contracts which provide stability in cash flow and the ability to pass through changes in energy and feedstock costs to customers. The company has significant growth opportunities in diverse markets including: hydrogen for refining; oxygen for gasification and oxy-fuel applications; and nitrogen and carbon dioxide for oil and gas production.

EXECUTIVE SUMMARY – FINANCIAL RESULTS & OUTLOOK

Praxair delivered strong financial results in 2009 given the difficult economic and operating environment. Sales were down 17% with diluted earnings per share down 5% on an adjusted basis versus 2008. Praxair generated record operating cash flow and refinanced a significant amount of debt at attractive interest rates during 2009. The cost reduction actions made in the fourth quarter of 2008 have been successful at partially mitigating the impacts of significantly lower volumes and negative foreign currency translation effects. Several major projects started up in South America and China and the project backlog heading into 2010 remains robust.

Adjusted Amounts and Comparisons

The discussion of consolidated results and outlook in this Management’s Discussion and Analysis (MD&A) includes adjusted amounts and comparisons with adjusted amounts which exclude the impact of the Brazil tax amnesty program and other charges in 2009, a cost reduction program and other charges in 2008, and the first quarter 2010 impact from the Venezuela currency devaluation (referred to as “special items”). Adjusted amounts are non-GAAP measures that supplement an understanding of the company’s financial information by presenting information that investors, financial analysts and management use to help evaluate the company’s performance and ongoing business trends on a comparable basis. See the “Consolidated Results” section of this MD&A for a summary of these adjusted amounts. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A.

2009 Year in review

•

Sales down 17% to $8,956 million versus $10,796 million in 2008, due to lower volumes from the worldwide recession, negative foreign currency and cost pass-through effects, partially offset by higher pricing.

•

Reported operating profit of $1,575 million decreased 16% from $1,883 million in 2008. Excluding the impact of special items in both years, adjusted operating profit decreased 9% from 2008. This underlying decrease was driven by the negative impacts of lower volumes and currency translation, partially offset by significant cost reductions and higher pricing.

•

Reported net income – Praxair, Inc. of $1,254 million and diluted earnings per share of $4.01, increased from $1,211 million and $3.80, respectively, in 2008. Excluding the impact of special items in both years, adjusted net income – Praxair, Inc. and diluted earnings per share decreased 7% and 5% from 2008, respectively.

•	Cash flow from operations of $2,168 million increased 6% over $2,038 million in 2008.

•	Capital expenditures of $1,352 million primarily to a support strong project backlog and acquisition expenditures of $131 million.

2010 Outlook

Praxair’s outlook is cautiously optimistic for 2010 as the company expects growth in the emerging markets and slower growth in the U.S. and Europe.

•	Sales are forecasted in the area of $10 billion, or about 12% above 2009 sales.

•

Reported diluted earnings per share are forecasted in the range of $4.35 to $4.55, including an estimated $0.08 per diluted share impact from the first quarter 2010 devaluation of the Venezuelan bolivar. Excluding the impact of the Venezuela currency devaluation and any potential impact from the Rio de Janeiro voluntary tax amnesty program, adjusted diluted earnings per share are forecasted to be in the range of $4.43 to $4.63 (see Note 20 to the consolidated financial statements). This represents an increase of 11% to 16% from the 2009 adjusted diluted earnings per share.

•	Effective tax rate of about 28%.

•	Capital expenditures of about $1.4 billion.

The above guidance should be read in conjunction with the section entitled “Forward-Looking Statements.”

Praxair provides quarterly updates on operating results, material trends that may affect financial performance, and financial earnings guidance via earnings releases and investor teleconferences. These materials are available on the company’s website, www.praxair.com, but are not incorporated herein.

CONSOLIDATED RESULTS AND OTHER INFORMATION

The following table provides selected data for 2009, 2008, and 2007:

(Dollar amounts in millions, except per share data) Year Ended December 31,	2009	2008	2007	Variance
				2009 vs. 2008	2008 vs. 2007
Reported Amounts:
Sales	$8,956	$10,796	$9,402	(17)%	15%
Gross margin (a)	$3,924	$4,301	$3,845	(9)%	12%
As a percent of sales	43.8%	39.8%	40.9%
Selling, general and administrative	$1,088	$1,312	$1,190	(17)%	10%
As a percent of sales	12.1%	12.2%	12.7%
Depreciation and amortization	$846	$850	$774	—%	10%
Brazil tax amnesty program and other charges (b)	$306	$194	$—
Other income (expenses) – net	$(35)	$35	$3
Operating profit	$1,575	$1,883	$1,786	(16)%	5%
As a percent of sales	17.6%	17.4%	19.0%
Interest expense – net	$133	$198	$173	(33)%	14%
Effective tax rate	11.7%	27.6%	26.0%
Net income – Praxair, Inc.	$1,254	$1,211	$1,177	4%	3%
Diluted earnings per share	$4.01	$3.80	$3.62	6%	5%
Diluted shares outstanding	312,382	318,302	324,842	(2)%	(2)%
Number of employees	26,164	26,936	27,992	(3)%	(4)%

Adjusted Amounts – 2009 and 2008 (c):
Operating profit	$1,881	$2,077	$1,786	(9)%	16%
As a percent of sales	21.0%	19.2%	19.0%
Effective tax rate	27.6%	28.2%	26.0%
Net income – Praxair, Inc.	$1,247	$1,336	$1,177	(7)%	14%
Diluted earnings per share	$3.99	$4.20	$3.62	(5)%	16%

(a)	Gross margin excludes depreciation and amortization expense.

(b)	See Note 2 to the consolidated financial statements.

(c)	Adjusted amounts are non-GAAP measures. 2009 adjusted amounts exclude the impact of the Brazil tax amnesty program and other charges and 2008 adjusted amounts exclude the impact of the cost reduction program and other charges. Variances are calculated using adjusted amounts, when appropriate. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A. Amounts reflected for 2007 represent the reported amounts.

Special Items in 2009 and 2008

Brazil Tax Amnesty Program and Other Charges – 2009

In the third quarter 2009, Praxair recorded a pre-tax charge of $306 million (net after-tax benefit of $7 million or $0.02 per diluted share), related to a Federal tax amnesty program in Brazil (referred to as “Refis Program”) and other charges.

The Refis Program required a cash outlay of $34 million in the 2009 fourth quarter and is expected to require up to an additional $60 million in 2010.

Cost Reduction Program and Other Charges – 2008

In 2008, Praxair recorded pre-tax charges totaling $194 million ($125 million after-tax and noncontrolling interests or $0.40 per diluted share), including $118 million related to severance and other exit costs in response to the economic downturn.

See Note 2 to the consolidated financial statements for a more detailed description of these special items.

Results of Operations

As previously described, references to “adjusted” amounts refer to reported amounts adjusted to exclude the impact of special items and are non-GAAP measures. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A. Additionally, certain prior years’ amounts have been reclassified to conform to the current year presentation. Such reclassifications relate primarily to the sales variance tables and adjusted amounts.

2009 Compared With 2008

	% Change from Prior Year
	2009	2008
Sales
Volume	(10)%	3%
Price/Mix/Other	2%	4%
Cost pass-through	(4)%	3%
Currency	(5)%	3%
Acquisitions/ divestitures	—%	2%

Total sales change	(17)%	15%

Sales in 2009 decreased $1,840 million, or 17% versus 2008. Excluding the impacts of currency and cost pass-through, sales declined 8% reflecting significantly lower volumes in most geographies due to lower demand consistent with the global economic slowdown partially offset by higher overall pricing. The unfavorable impact of currency, primarily in South America, Europe, Mexico and Canada, decreased sales by 5%. Lower cost pass-through decreased sales by 4%, with a negligible impact on operating profit.

Gross margin in 2009 decreased $377 million, or 9%, versus 2008. The increase in the gross margin percentage to 43.8% in 2009 versus 39.8% in 2008 was due to higher pricing, cost reductions and the impact from lower cost pass-through.

Selling, general and administrative (SG&A) expenses in 2009 were $1,088 million, or 12.1% of sales, versus $1,312 million, or 12.2% of sales, for 2008. The decrease in SG&A expenses was due to cost savings resulting from the cost reduction program initiated in 2008, ongoing productivity programs and currency impacts.

Depreciation and amortization expense in 2009 decreased $4 million versus 2008. The slight decrease was due to currency effects partially offset by the increased depreciation associated with project start-ups.

Other income (expenses) – net in 2009 was a $35-million expense versus a $35-million benefit in 2008. The change in 2009 versus 2008 was due to a decrease in partnership income and currency related items. See Note 7 to the consolidated financial statements for a summary of the major components of Other income (expenses) – net.

Adjusted operating profit of $1,881 million in 2009 was $196 million, or 9%, lower than adjusted operating profit of $2,077 million in 2008. As a percentage of sales, adjusted operating profit improved to 21.0% in 2009 versus 19.2% in 2008. This improvement is a result of significant cost reductions, higher pricing and the impact of lower cost pass-through on sales.

Interest expense – net in 2009 decreased $65 million, or 33% versus 2008 due to lower interest rates on commercial paper and bank borrowings during 2009.

The adjusted effective tax rate for 2009 was 27.6%, versus 28.2% in 2008, which was essentially unchanged.

At December 31, 2009, noncontrolling interests consisted primarily of noncontrolling shareholders’ investments in Asia (primarily in China and India), Europe (primarily in Italy), and North America (primarily within the U.S. packaged gas business). The $2 million decrease in noncontrolling interests in 2009 was due to $6 million of lower income partially offset by a $4 million impact related to the cost reduction program and other charges in 2008.

Praxair’s significant equity investments are in Italy, Norway, the United States and China. The company’s share of net income from equity investments decreased $12 million in 2009 primarily related to lower earnings from all equity investments.

Adjusted net income – Praxair, Inc. of $1,247 million in 2009 was $89 million, or 7%, lower than adjusted net income – Praxair, Inc. of $1,336 million in 2008. The decrease was due to lower operating profit and income from equity investments partially offset by lower interest expense.

Adjusted diluted earnings per share (EPS) of $3.99 in 2009 decreased $0.21 per diluted share, or 5%, from adjusted diluted EPS of $4.20 in 2008. The underlying decrease in adjusted EPS is in line with the decrease in net income – Praxair, Inc. partially offset by the impact of the company’s net repurchases of common stock during 2009.

The number of employees at December 31, 2009 was 26,164, reflecting a decrease of 772 employees from December 31, 2008 primarily related to the 2008 cost reduction program partially offset by the additional employees related to the Sermatech acquisition.

2008 compared with 2007

	% Change from Prior Year
	2008	2007
Sales
Volume	3%	4%
Price/Mix/Other	4%	2%
Cost pass-through	3%	1%
Currency	3%	4%
Acquisitions/ divestitures	2%	2%

Total sales change	15%	13%

Sales in 2008 increased $1,394 million, or 15%, versus 2007. Sales grew in all geographies driven by new business, plant start-ups and continued strong pricing trends. Volume growth of 3% reflects strong sales to the manufacturing, energy and metals end-markets, mitigated by shut-downs in the third quarter due to Hurricanes Ike and Gustav and significantly lower volumes in November and December due to production cut-backs and shut-downs related to the global economic crisis. Higher pricing contributed 4% to sales growth due primarily to continued pricing actions. The favorable impact of currency, primarily in Brazil, Europe and Canada, increased sales by 3%. The net effect of acquisitions and divestitures contributed 2% to sales. Higher cost pass-through to customers increased sales 3%, with a minimal impact on operating profit.

Gross margin in 2008 increased $456 million, or 12%, versus 2007. The decrease in the gross margin percentage to 39.8% was due primarily to higher cost pass-through to customers.

Selling, general and administrative (SG&A) expenses in 2008 were $1,312 million, or 12.2% of sales, versus $1,190 million, or 12.7% of sales, for 2007. The decrease in SG&A as a percentage of sales was due to realized benefits from productivity initiatives and the increase in sales due to higher cost pass-through to customers.

Depreciation and amortization expense in 2008 increased $76 million, or 10%, versus 2007. The increase was principally due to new plant start-ups.

Other income (expenses) – net in 2008 was a $35-million benefit versus a $3-million benefit in 2007. 2008 included currency related net gains of $23 million, which primarily consisted of net income hedge gains (see Note 12 to the consolidated financial statements). See Note 7 to the consolidated financial statements for a summary of the major components of Other income (expenses) – net.

Adjusted operating profit of $2,077 million increased $291 million, or 16%, versus 2007. The increase was principally due to higher pricing, new business and the continued impact of productivity initiatives.

Interest expense – net in 2008 increased $25 million, or 14%, versus 2007 due to higher debt levels during 2008 partially offset by capitalized interest relating to higher capital expenditures and lower interest rates in the fourth quarter.

The adjusted effective income tax rate for 2008 was 28.2% versus an effective income tax rate of 26.0% in 2007. This increase in 2008 was primarily due to earnings growth.

At December 31, 2008, noncontrolling interests consisted principally of noncontrolling shareholders’ investments in Asia (primarily in China and India), Europe (primarily in Italy), and North America (primarily within the U.S. packaged gas business). The $2 million increase in noncontrolling interests in 2008 was due to $6 million of higher income partially offset by a $4 million impact related to the cost reduction program and other charges in the 2008 fourth quarter.

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

Adjusted net income – Praxair, Inc. increased $159 million, or 14%. Operating profit growth was the primary driver of the net income growth partially offset by higher interest expense due to higher debt levels in 2008 and the increase in the effective tax rate.

Adjusted EPS increased 16% in 2008 versus 2007. The growth is in line with the growth in net income – Praxair, Inc. and the lower number of diluted shares outstanding due to the impact of the company’s net repurchases of common stock in connection with two publicly announced stock repurchase programs (see Liquidity, Capital Resources and Other Financial Data section of MD&A). See Note 6 to the consolidated financial statements for a calculation of diluted EPS.

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

Climate Change

Praxair operates in jurisdictions that have, or are developing, laws and/or regulations to reduce or mitigate the perceived adverse effects of greenhouse gas (GHG) emissions and faces a highly uncertain regulatory environment in this area. For example, the U.S. Environmental Protection Agency (EPA) has proposed rules controlling GHG emissions and it is possible the U.S. Congress may renew its deliberations on GHG-related legislation. If the rules are promulgated, the EPA would be able to regulate GHG emissions from on-road vehicles and certain large manufacturing facilities, many of which are Praxair suppliers or customers. Among other impacts, such regulations could raise the costs of energy, which is a significant cost for Praxair. However, Praxair’s customer contracts routinely provide rights to recover increased electricity, natural gas, and other costs that are incurred by the company.

Praxair anticipates continued growth in its hydrogen business, as hydrogen is essential to refineries which use it to remove sulfur from transportation fuels in order to meet ambient air quality standards. Hydrogen production plants have been identified under California law as a source of carbon dioxide emissions and these plants may also become subject to federal climate change legislation if enacted. Praxair believes it will be able to mitigate potential costs through the terms of its hydrogen supply contracts; however, legislation that limits GHG emissions may impact growth in this area by increasing operating costs or decreasing demand.

To manage these potential business risks from potential GHG emission regulation, Praxair actively monitors current developments, evaluates the direct and indirect business risks, and takes appropriate actions. Among others, actions include: increasing relevant resources and training; consulting with vendors, insurance providers and industry experts; incorporating GHG provisions in commercial agreements; and conducting regular reviews of the business risks with management. Although there are considerable uncertainties, Praxair believes that the business risk from potential regulations can be effectively managed through its commercial contracts. Also, Praxair continuously seeks opportunities to reduce its own energy and GHG footprint.

Governmental regulation of GHG emissions and the growth of renewable energy alternatives may provide Praxair with business opportunities. Praxair continues to develop new applications technologies that can lower emissions, including GHG emissions, in Praxair’s processes and help customers lower energy consumption. Stricter regulation of water quality in emerging economies such as China provide a growing market for a number of gases, e.g., oxygen for wastewater treatment. Renewable fuel standards in the European Union and U.S. create a market for second-generation biofuels which are users of industrial gases such as oxygen, carbon dioxide, and hydrogen.

Costs Relating to the Protection of the Environment

Environmental protection costs in 2009 included approximately $25 million in capital expenditures and $24 million of expenses. Environmental protection expenditures were approximately $1 million lower in 2009 versus 2008 primarily due to decreases in capital spending and decreased compliance costs. Praxair anticipates that future annual environmental protection expenditures will be similar to 2009, subject to any significant changes in existing laws and regulations. Based on historical results and current estimates, management does not believe that environmental expenditures will have a material adverse effect on the consolidated financial position, the consolidated results of operations or cash flows in any given year.

Legal Proceedings

See Note 17 to the consolidated financial statements for information concerning legal proceedings.

Retirement Benefits

Pensions

The net periodic benefit cost for the U.S. and International pension plans was $43 million in 2009, $54 million in 2008 and $50 million in 2007. Consolidated pension expense included settlement charges of $4 million and $17 million in 2009 and 2008, respectively.

The funded status (pension benefit obligation (PBO) less the fair value of plan assets) for the U.S. plans improved $92 million to a deficit of $427 million at December 31, 2009 from a deficit of $519 million in 2008. This improvement in 2009 from 2008 was primarily due to cash contributions of $113 million and strong pension asset investment performance in 2009, partially offset by the increased PBO due to the use of a lower discount rate. The funded status deficit for the international plans increased by $42 million at December 31, 2009 versus 2008 primarily due to the increase in the PBO from lower discount rates.

Pension contributions were $128 million in 2009, $20 million in 2008 and $22 million in 2007. Estimates of 2010 contributions are in the range $50 million to $75 million. The increase in pension contributions in 2009 was primarily due to the decline in the value of pension assets in 2008 as a result of the turmoil in the global securities markets.

Praxair assumes an expected return on plan assets for 2010 in the U.S of 8.25%. In 2010, consolidated pension expense is expected to be approximately $60 million versus $43 million in 2009. The increase is due primarily to an increase in the amortization of net actuarial gains/losses. The amortization is recognized based the amount of net actuarial gains/losses above certain thresholds and over the period of either the average remaining service lives or average remaining life expectancies of the employees or retirees.

OPEB

The net periodic benefit cost for postretirement benefits other than pensions (OPEB) was $20 million, $19 million and $20 million in 2009, 2008 and 2007, respectively. The funded status deficit increased $34 million during 2009 due primarily to the lower discount rates used in 2009 versus 2008.

Net periodic benefit costs for the OPEB plans in 2010 are expected to be similar to 2009 amounts.

See the Critical Accounting Policies section and Note 16 to the consolidated financial statements for a more detailed discussion of the company’s retirement benefits, including a description of the various retirement plans and the assumptions used in the calculation of net periodic benefit cost and funded status.

Insurance

Praxair purchases insurance to limit a variety of risks, including those related to property, business interruption, third-party liability and workers’ compensation. Currently, the company self-retains the first $5 million per occurrence for workers’ compensation, general and vehicle liability and retains $2.5 million to $5 million per occurrence at its various properties worldwide. To mitigate its aggregate loss potential above varying retentions, the company purchases insurance coverage from highly rated insurance companies at what it believes are reasonable coverage levels.

At December 31, 2009 and 2008, the company had recorded a total of $36 million and $39 million, respectively, representing an estimate of the retained liability for the ultimate cost of claims incurred and unpaid as of the balance sheet dates. The estimated liability is established using statistical analyses and is based upon historical experience, actuarial assumptions and professional judgment. These estimates are subject to the effects of trends in loss severity and frequency and are subject to a significant degree of inherent variability. If actual claims differ from the company’s estimates, they will be adjusted at that time and financial results could be impacted.

Praxair recognizes estimated insurance proceeds relating to damages at the time of loss only to the extent of incurred losses. Any insurance recoveries for business interruption and for property damages in excess of the net book value of the property are recognized only when realized.

SEGMENT DISCUSSION

The following summary of sales and operating profit by segment provides a basis for the discussion that follows (for additional information concerning Praxair’s segments, see Note 18 to the consolidated financial statements). Praxair evaluates the performance of its reportable segments based on operating profit, excluding special items. Accordingly, segment operating profit and the following discussion of segment results, including comparisons with prior periods, exclude the impact of the Brazil tax amnesty program and other charges in 2009 and the cost reduction program and other charges in 2008.

(Dollar amounts in millions) Year Ended December 31,				Variance
	2009	2008	2007	2009 vs. 2008	2008 vs. 2007
Sales
North America	$4,626	$5,939	$5,185	(22)%	15%
Europe	1,283	1,502	1,345	(15)%	12%
South America	1,645	1,889	1,604	(13)%	18%
Asia	885	891	746	(1)%	19%
Surface Technologies	517	575	522	(10)%	10%

	$8,956	$10,796	$9,402	(17)%	15%

Operating Profit
North America	$1,044	$1,078	$947	(3)%	14%
Europe	268	365	315	(27)%	16%
South America	350	389	311	(10)%	25%
Asia	138	149	121	(7)%	23%
Surface Technologies	81	96	92	(16)%	4%

Segment operating profit	1,881	2,077	1,786	(9)%	16%
Brazil tax amnesty program and other charges (Note 2)	(306)	(194)	—

Total operating profit	$1,575	$1,883	$1,786

North America

	% Change from Prior Year
	2009	2008
Sales
Volume	(13)%	1%
Price/Mix/Other	1%	4%
Cost pass-through	(7)%	5%
Currency	(3)%	1%
Acquisitions/divestitures	—%	4%

Total sales change	(22)%	15%

The North America segment includes Praxair’s industrial gases operations in the U.S., Canada and Mexico.

Sales for 2009 decreased $1,313 million, or 22%, versus 2008. Excluding the impacts of currency and cost pass-through, sales declined 12% due to lower volumes partially offset by higher pricing. Higher sales to the energy markets were offset by lower sales to the chemicals, metals, electronics and manufacturing end-markets. Currency depreciation in Canada and Mexico, reduced sales by $201 million, or 3%. Lower cost pass-through decreased sales by $443 million, or 7%, with a minimal impact on operating profit.

Operating profit for 2009 decreased $34 million, or 3% versus 2008. Excluding the negative impact of currency, operating profit was higher than the prior year despite significantly lower volumes due to cost savings from the cost reduction program and ongoing productivity initiatives.

Sales to the steel and chemical markets in 2010 are expected to continue to improve. The recovery in general manufacturing is expected to be slower due to weakness in the non-residential construction, metal fabrication and machinery markets.

Sales for 2008 increased $754 million, or 15%, versus 2007. Volume growth of 1% reflects higher sales to the energy and manufacturing markets which were mitigated by lower volumes in the third quarter due to Hurricanes Ike and Gustav and lower volumes in November and December, primarily in the metals, chemicals and electronics end-markets, due to production cut-backs and shut-downs related to the global economic crisis. Higher pricing contributed 4% to sales growth, due to continued strong pricing trends. Currency appreciation in Canada contributed 1% to sales. Acquisitions of U.S. and Canadian packaged gas distributors contributed 4% to sales. Higher cost pass-through increased sales by 5% for the year with minimal impact on operating profit.

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

Europe

	% Change from Prior Year
	2009	2008
Sales
Volume	(11)%	1%
Price/Mix/Other	2%	2%
Cost pass-through	—%	2%
Currency	(6)%	9%
Acquisitions/divestitures	—%	(2)%

Total sales change	(15)%	12%

Praxair’s European industrial gases business is primarily in Italy, Spain, Germany and the Benelux region.

Sales for 2009 decreased $219 million, or 15% versus 2008. Unfavorable currency reduced sales by 6%. Excluding the impacts of currency and cost pass-through, sales declined 9% due primarily to sharply lower volumes in the metals, chemicals and electronics end-markets. Cost pass-through to customers increased sales by $9 million, or less than 1%, with a minimal impact on operating profit.

Operating profit for 2009 decreased $97 million, or 27% versus 2008. Operating profit included net income hedge losses of $2 million in 2009 and a gain of $10 million in 2008 (see Note 12 to the consolidated financial statements). Excluding the impact of net income hedges in both years, operating profit decreased $85 million, or 24%. The underlying decrease in operating profit was due to lower volumes and negative currency partially offset by cost reductions.

The economic recovery has been led by Germany. Spain and Italy have been weaker, but have been beginning to show signs of improvement moving into 2010.

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

South America

	% Change from Prior Year
	2009	2008
Sales
Volume	(10)%	5%
Price/Mix/Other	5%	6%
Cost pass-through	1%	1%
Currency	(9)%	6%

Total sales change	(13)%	18%

Praxair’s South American industrial gases operations are conducted by its subsidiary, White Martins Gases Industriais Ltda. (White Martins), the largest industrial gases company in Brazil. White Martins also manages Praxair’s operations in Argentina, Bolivia, Chile, Colombia, Paraguay, Peru, Uruguay and Venezuela.

Sales for 2009 decreased $244 million, or 13% versus 2008. Excluding the impact of currency and cost pass-through, sales decreased 5%. The decrease was primarily due to lower volumes to metals and manufacturing customers, partially offset by higher sales to the food and beverage, healthcare end-markets and higher pricing. Cost pass-through to customers increased sales by $17 million, or 1%, with a minimal impact on operating profit.

Operating profit in 2009 decreased $39 million, or 10% versus 2008. Operating profit included currency related net losses of $13 million and gains of $8 million in 2009 and 2008, respectively, which primarily pertained to net income hedges (see Note 12 to the consolidated financial statements). Excluding the impact of currency and net income hedges, underlying operating profit grew as cost savings from productivity initiatives, cost reduction programs and higher pricing more than offset lower volumes.

Strong sales growth is expected in 2010 as volumes continue to increase and as Brazil’s economy continues to recover.

Sales for 2008 increased $285 million, or 18%, versus 2007. Excluding the impact of currency and cost pass-through, sales increased 11% for the year primarily due to higher sales in the manufacturing, healthcare and food and beverage markets and realized price increases. Volume growth was mitigated by lower on-site volumes to commodity producers and lower sales to export industries in the fourth quarter, particularly in metals and chemicals.

Operating profit in 2008 increased $78 million, or 25%, versus 2007. Operating profit for 2008 included currency related net gains of $8 million which primarily consisted of net income hedge gains (see Note 12 to the consolidated financial statements). Excluding the impact of the currency related net gains in 2008, operating profit increased 23%. 2008 operating profit also included amounts related to various contingencies in Brazil reflecting developments which, on a net basis, were not significant. Underlying operating profit growth was due to strong organic growth in the first three quarters across all major end-markets. Currency appreciation also contributed to operating profit growth in 2008.

Asia

	% Change from Prior Year
	2009	2008
Sales
Volume	2%	11%
Price/Mix/Other	(2)%	4%
Cost pass-through	2%	4%
Currency	(6)%	—%
Equipment sale	3%	—%

Total sales change	(1)%	19%

The Asia segment includes Praxair’s industrial gases operations in China, India, Korea and Thailand, with smaller operations in Japan, Malaysia and Taiwan.

Sales for 2009 decreased $6 million, or 1% versus 2008. An equipment sale contributed 3% to sales during 2009. Unfavorable currency decreased sales by 6%. Excluding the impacts of currency, cost pass-through and the equipment sale, sales were flat with 2008. The full year 2009 results reflect strong growth in sales volumes in the fourth quarter due to large plant start-ups and higher sales to all major end-markets. Cost pass-through to customers increased sales by $16 million, or 2%, with a minimal impact on operating profit.

Operating profit for 2009 decreased $11 million, or 7% versus the respective 2008 periods, primarily as the result of currency depreciation.

Strong growth in Asia is expected to continue over the next 3 to 5 years supported by a strong project backlog and plant start-ups.

Sales for 2008 increased $145 million, or 19%, versus 2007. Volume growth of 11% was due to higher on-site and merchant sales in most major end-markets due to new business and new plant start-ups. Price increases contributed 4% to sales. Higher pricing for rare and specialty gases due to strong demand and tight supply for certain products contributed to these increases.

Operating profit for 2008 increased $28 million, or 23%, versus 2007. Increased sales volumes and productivity initiatives were the primary drivers of operating profit growth.

Surface Technologies

	% Change from Prior Year
	2009	2008
Sales
Volume/price	(14)%	5%
Currency	(4)%	5%
Acquisitions	8%	—%

Total sales change	(10)%	10%

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

Sales for 2009 decreased $58 million, or 10% versus 2008. The acquisition of Sermatech contributed $44 million in 2009, or 8% of sales. Excluding the impact of negative currency translation and acquisitions, underlying sales decreased 14%. In 2009, growth from higher coatings for jet engines was more than offset by lower coatings for industrial gas turbines and the general manufacturing end markets in the U.S. and Europe.

Operating profit for 2009 decreased $15 million, or 16%, for versus 2008 periods. The decrease was principally driven by lower volumes and the negative impact of currency partially offset by productivity and cost reduction initiatives.

Volumes for jet engine coatings and industrial gas turbines are expected to increase in 2010.

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

To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percent of 2009 Consolidated Sales (a)	Income Statement			Balance Sheet
		Average Year Ended December 31,			December 31,
Currency		2009	2008	2007	2009	2008
European euro	17%	0.72	0.67	0.73	0.69	0.71
Brazilian real	16%	2.00	1.80	1.94	1.74	2.34
Canadian dollar	8%	1.15	1.04	1.08	1.05	1.22
Mexican peso	6%	13.61	10.89	10.96	13.03	13.53
Chinese RMB	3%	6.83	6.96	7.63	6.83	6.84
Indian rupee	2%	48.62	42.80	41.48	46.68	48.50
Korean won	2%	1,287	1,056	930	1,170	1,259
Argentinean peso	1%	3.73	3.16	3.12	3.80	3.45
Colombian peso	1%	2,155	1,947	2,078	2,044	2,243
Singaporean dollar	1%	1.46	1.41	1.51	1.40	1.44
Taiwan dollar	1%	33.10	31.45	32.85	32.29	33.01
Thailand bhat	1%	34.44	32.54	32.46	33.36	35.00
Venezuelan bolivar (b)	<1%	2.15	2.15	2,150	2.15	2.15

a)	Certain Surface technologies segment sales are included in European, Indian and Brazilian sales.

b)	Effective January 8, 2010, the Venezuelan government announced a devaluation of the Venezuelan bolivar to 4.30 (see Note 20 to the consolidated financial statements). The Central Bank of Venezuela issued a financial regulation dividing the Venezuelan bolivar by 1,000 effective January 1, 2008.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

(Millions of dollars)
Year Ended December 31,	2009	2008	2007
Net Cash Provided by (Used for)

Operating Activities
Net income – Praxair, Inc. plus depreciation and amortization	$2,100	$2,061	$1,951
Noncontrolling interests	43	45	43

Net income plus depreciation and amortization (including noncontrolling interests)	2,143	2,106	1,994

Working capital	(58)	63	(179)
Brazil tax amnesty program and other charges, net of payments	234	149	—
Pension contributions	(128)	(20)	(22)
Other – net	(23)	(260)	165

Total provided by operating activities	$2,168	$2,038	$1,958

Investing Activities
Capital expenditures	$(1,352)	$(1,611)	$(1,376)
Acquisitions, net of cash acquired	(131)	(130)	(476)
Divestitures and asset sales	31	54	39

Total used for investing	$(1,452)	$(1,687)	$(1,813)

Financing Activities
Debt increases (reductions) – net	$(62)	$987	$795
Issuances (purchases) of common stock – net	(141)	(892)	(636)
Cash dividends – Praxair, Inc. shareholders	(491)	(468)	(381)
Excess tax benefit on stock option exercises	23	54	63
Noncontrolling interest transactions and other	(40)	(14)	(11)

Total used for financing	$(711)	$(333)	$(170)

Other Financial Data (a)
Debt-to-capital ratio	47.2%	53.8%	43.4%
After-tax return on capital	13.8%	15.3%	15.3%

(a)	Non-GAAP measures. See the “Non-GAAP Financial Measures” section for definitions and reconciliations to reported amounts.

The company generated strong operating cash flow of $2,168 million in 2009. Operating cash flow funded $1,352 million of capital expenditures in the year primarily related to new global projects. Operating cash flow also funded $131 million of acquisitions, primarily the purchase of Sermatech, which is included in the surface technologies segment. The remaining amount of cash flow from operations was primarily returned to shareholders in the form of repurchases of common stock of $141 million, net of issuances, and dividends of $491 million.

Cash Flows From Operations

2009 compared with 2008

Cash flow from operations increased $130 million to $2,168 million from $2,038 million in 2008. The increase was primarily due to higher net income – Praxair, Inc., adjusted for the non-cash portion of the Brazil tax amnesty program and other charges, and lower tax payments in 2009 partially offset by increased pension contributions and working capital changes.

2008 compared with 2007

Cash flow from operations increased $80 million to $2,038 million in 2008 from $1,958 million in 2007. The increase was principally a result of the reduction in working capital, higher net income – Praxair, Inc. and higher depreciation and amortization partially offset by tax payments in 2008 included in Other-net.

Investing

2009 compared with 2008

Net cash used for investing activities of $1,452 million in 2009 decreased $235 million versus 2008 primarily due to decreased capital expenditures partially offset by the impact of lower divestitures and asset sales.

Capital expenditures in 2009 were $1,352 million, a decrease of $259 million from 2008. Capital expenditures during 2009 related largely to new production plants under contract for customers in North and South America, China and India.

Acquisition expenditures in 2009 were $131 million, which were about flat with 2008. 2009 included the acquisition of Sermatech, a global supplier of protective coatings and advanced processes with operations in the U.S., Canada, United Kingdom, Germany and South Korea, and several small acquisitions, primarily related to North American packaged gas distributors. 2008 included the acquisition of Kirk Welding Supply Inc., an independent packaged gas distributor in the United States, and several small acquisitions in North America, Europe and South America (see Note 3 to the consolidated financial statements).

Divestitures and asset sales in 2009 totaled $31 million, a decrease of $23 million from 2008.

On a worldwide basis, capital expenditures for 2010 are expected to be about $1,400 million. The majority of capital expenditures in 2010 will be for new production plants under long-term contracts with customers. By region, approximately half of forecasted capital expenditures will be for projects in North America, the largest of which are energy-related projects. The second largest region for investment is Asia, primarily in China and India.

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

Financing

Praxair’s financing strategy is to secure long-term committed funding at attractive interest rates by issuing U.S. public notes and debentures and commercial paper backed by long-term bank credit agreements. Praxair’s international operations are funded through a combination of local borrowing and inter-company funding to minimize the total cost of funds and to manage and centralize currency exchange exposures. As deemed necessary, Praxair manages its exposure to interest-rate changes through the use of financial derivatives (see Note 12 to the consolidated financial statements and Item 7A. Quantitative and Qualitative Disclosures About Market Risk).

The credit environment in the United States has not had, and is not expected to have, a significant adverse impact on the company’s liquidity. While the impact of continued volatility in the global credit markets cannot be predicted with certainty, the company believes that it has sufficient operating flexibility, cash reserves, and funding sources to maintain adequate amounts of liquidity to meet its business needs around the world. At December 31, 2009, the company’s credit ratings as reported by Standard & Poor’s and Moody’s were A-1 and P-1 for short-term debt, respectively, and A and A-2 for long-term debt, respectively. Additionally, the company plans to maintain its undistributed earnings of foreign subsidiaries to support foreign growth opportunities and reduce local debt.

During 2009, Praxair issued $1,700 million of fixed rate and $500 million of floating rate debt. These issuances were completed as a result of the favorable interest rate conditions in the United States. The proceeds from all issuances were used to repay short-term debt and for general corporate purposes. On January 4, 2010, Praxair entered into an interest-rate swap agreement related to the $400 million 1.75% Notes due 2012. Also, on January 14, 2010, Praxair issued an additional $500 million of 2.125% Notes due 2013 and concurrently entered into an interest-rate swap agreement. Both interest-rate swap agreements effectively convert fixed-rate interest to floating-rate interest.

Note 11 to the consolidated financial statements includes information with respect to the company’s debt refinancing in 2009, current debt position and available credit facilities; and Note 12 includes information relating to derivative financial instruments. Such credit facilities are with major financial institutions and are non-cancellable until maturity. Therefore, the company believes the risk of the financial institutions being unable to make required loans under the credit facilities, if requested, to be low. Praxair’s major bank credit and long-term debt agreements contain standard financial covenants which the company is in compliance with at December 31, 2009 and expects to remain in compliance with for the foreseeable future.

Cash used for financing activities was $711 million in 2009 compared to $333 million in 2008. This increase was primarily due to lower net debt issuances in 2009 partially offset by lower stock repurchases net of issuances. Cash dividends of $491 million increased $23 million from the year ago period to $1.60 per share ($1.50 per share in 2008 and $1.20 per share in 2007).

On July 23, 2008, the company’s board of directors approved a share repurchase program authorizing the company to repurchase $1 billion of common stock from time to time on the open market or through negotiated transactions, subject to market and business conditions. Stock repurchases under this program are expected to be completed over the next year and will be financed by available cash and debt. As of December 31, 2009, $858 million of stock repurchases had been completed under the program, leaving an additional $142 million remaining authorized for purchase.

At December 31, 2009, Praxair’s total debt outstanding was $5,055 million, $30 million higher than $5,025 million at December 31, 2008. The proceeds from debt issuances during 2009 were used primarily to repay short-term debt obligations and for general corporate purposes. The December 31, 2009 debt balance includes $4,708 million in public securities and $347 million representing primarily worldwide bank borrowings. Praxair’s global effective borrowing rate was approximately 4% for 2009.

Other Financial Data

Praxair’s debt-to-capital ratio decreased to 47.2% at December 31, 2009 versus 53.8% at December 31, 2008. The decrease is due to an increase in Praxair, Inc. shareholders’ equity as a result of currency movement reflected in other accumulated comprehensive income (loss) and retained earnings after dividend payments.

After-tax return on capital decreased to 13.8% at December 31, 2009 versus 2008 due primarily to the decline in operating profit as total capital remained flat.

See the “Non-GAAP Financial Measures” section for definitions and reconciliation of these non-GAAP measures to reported amounts.

CONTRACTUAL OBLIGATIONS

The following table sets forth Praxair’s material contract obligations and other commercial commitments as of December 31, 2009:

(millions of dollars)	Due or expiring by December 31,
	2010	2011	2012	2013	2014	Thereafter	Total
Long-term debt obligations:
Debt and capitalized lease maturities	$71	$63	$914	$850	$700	$2,230	$4,828
Contractual interest	194	192	166	143	124	217	1,036
Operating leases	91	70	53	43	35	65	357
Retirement obligations	109	33	34	34	35	139	384
Unconditional purchase obligations	483	335	283	269	299	1,795	3,464
Construction commitments	746	207	14	—	—	—	967

Total Contractual Obligations	$1,694	$900	$1,464	$1,339	$1,193	$4,446	$11,036

Long-term debt and capitalized lease maturities of $ 4,828 million are more fully described in Note 11 to the consolidated financial statements and are included on the company’s balance sheet as long-term liabilities and current portion of long-term debt. $500 million of floating-rate debt has been reflected in 2013 maturities due to the company’s intent and ability to refinance this debt on a long-term basis.

Contractual interest on long-term debt of $1,036 million represents interest the company is contracted to pay on outstanding long-term debt, current portion of long-term debt and capital lease obligations, calculated on a basis consistent with planned debt maturities, excluding the interest impact of interest rate swaps. At December 31, 2009, Praxair had fixed-rate debt of $3,793 million and floating-rate debt of $1,262 million. The rate assumed for floating-rate debt was the rate in effect at December 31, 2009.

Obligations under operating leases of $357 million represent non-cancelable contractual obligations primarily for manufacturing and distribution equipment and office space. See Note 4 to the consolidated financial statements for further details.

Retirement obligations of $384 million include estimates of pension plan contributions and expected future benefit payments for unfunded pension and postretirement benefits other than pensions (OPEB). Pension plan contributions are forecast through 2010 only. For purposes of the table, $75 million of contributions have been included for 2010 based on the range of $50 million to $75 million. Expected future unfunded pension and OPEB benefit payments are forecast through 2019. Contribution and unfunded benefit payment estimates are based upon current valuation assumptions. Estimates of pension contributions after 2011 and unfunded benefit payments after 2019 are not included in the table because the timing of their resolution cannot be estimated. Retirement obligations are more fully described in Note 16 to the consolidated financial statements.

Unconditional purchase obligations of $3,464 million represent contractual commitments under various long and short-term take-or-pay arrangements with suppliers. These obligations are primarily minimum-purchase commitments for helium, electricity, natural gas and feedstock used to produce atmospheric and process gases. During 2009, payments under these contracts totaled $1,020 million, including $581 million for electricity and $195 million for natural gas. A significant portion of these obligations is passed on to customers through similar take-or-pay contractual arrangements. Purchase obligations that are not passed along to customers do not represent a significant risk to Praxair.

Construction commitments of $967 million represent outstanding commitments to customers or suppliers to complete authorized construction projects as of December 31, 2009. A significant portion of Praxair’s capital spending is related to the construction of new production facilities to satisfy customer commitments which may take a year or more to complete. Significant commitments include two large hydrogen plants to supply hydrogen and steam to BP’s refinery complex in Whiting, Indiana and a large hydrogen plant in India to supply India Oil Corporation.

Liabilities for uncertain tax positions totaling $326 million, including interest and penalties, are not included in the table because the timing of their resolution cannot be estimated. See Note 5 to the consolidated financial statements for disclosures surrounding uncertain income tax positions.

OFF-BALANCE SHEET ARRANGEMENTS

As discussed in Note 17 to the consolidated financial statements, at December 31, 2009, Praxair had entered into various guarantees and other arrangements, and had undrawn outstanding letters of credit from financial institutions. These arrangements were entered into in connection with normal business operations and they are not reasonably likely to have a material impact on Praxair’s consolidated financial condition, results of operations, or liquidity.

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

Depreciable Lives of Property, Plant and Equipment

Praxair’s net property, plant and equipment at December 31, 2009 was $8,990 million, representing 63% of the company’s consolidated total assets. Depreciation expense for the year ended December 31, 2009 was $828 million, or 11% of total operating costs. Management judgment is required in the determination of the estimated depreciable lives that are used to calculate the annual depreciation expense and accumulated depreciation.

Property, plant and equipment are recorded at cost and depreciated over the assets’ estimated useful lives on a straight-line basis for financial reporting purposes. The estimated useful life represents the projected period of time that the asset will be productively employed by the company and is determined by management based on many factors, including historical experience with similar assets, technological life cycles, geographic locations and contractual supply relationships with on-site customers. Circumstances and events relating to these assets, such as on-site contract modifications, are monitored to ensure that changes in asset lives or impairments (see “Asset Impairments”) are identified and prospective depreciation expense or impairment expense is adjusted accordingly. Praxair’s largest asset values relate to cryogenic air-separation production plants with depreciable lives of principally 15 years.

Based upon the assets as of December 31, 2009, if depreciable lives of machinery and equipment, on average, were increased or decreased by one year, annual depreciation expense would be decreased by approximately $37 million or increased by approximately $41 million, respectively.

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

The weighted-average expected long-term rates of return on pension plan assets were 8.25% for U.S. plans and 9.10% for international plans for the year ended December 31, 2009 (8.25% and 8.50%, respectively, at December 31, 2008). These rates are determined annually by management based on a weighted average of current and historical market trends, historical and expected portfolio performance and the current and expected portfolio mix of investments. A 0.50% change in these expected long-term rates of return, with all other variables held constant, would change Praxair’s pension expense by approximately $8 million.

The company has consistently used a market-related value of assets rather than the fair value at the measurement date to determine annual pension expense. The market-related value recognizes investment gains or losses over a five-year period. As a result, changes in the fair value of assets from year to year are not immediately reflected in the company’s annual pension expense. Instead, annual pension expense in future periods will be impacted as deferred investment gains or losses are recognized in the market-related value of assets over the five-year period. The consolidated market-related value of assets was $1,667 million, or $244 million higher than the fair value of assets of $1,423 million at December 31, 2009. These net deferred investment losses of $244 million will be recognized in the calculation of the market-related value of assets ratably over the next four years and will impact future pension expense. Future actual investment gains or losses will impact the market-related value of assets and, therefore, will impact future annual pension expense in a similar manner.

The weighted-average discount rates for pension plan liabilities were 5.90% for U.S. plans and 7.70% for international plans at December 31, 2009 (6.50% and 8.20%, respectively, at December 31, 2008). These rates are used to calculate the present value of plan liabilities and are determined annually by management. The discount rate for the U.S. plan is established utilizing a bond matching model provided by the company’s independent actuaries. The portfolio of bonds includes only corporate bonds graded AA by Moody’s or Standard & Poor’s and matches the U.S. plan’s projected cash flows to the spot rates and calculates the single equivalent discount rate which produces the same present value. The discount rates for the remaining international plans are based on market yields for high-quality fixed income investments representing the approximate duration of the pension liabilities on the measurement date. A 0.50% change in discount rates, with all other variables held constant, would change Praxair’s pension expense by approximately $8 million and would impact the projected benefit obligation (PBO) by approximately $118 million.

The weighted-average expected rate of compensation increase was 3.50% for U.S. plans and 3.90% for international plans at December 31, 2009 (3.25% and 4.00%, respectively, at December 31, 2008). The estimated annual compensation increase is determined by management every year and is based on historical trends and market indices. A 0.50% change in the expected rate of compensation increase, with all other variables held constant, would change Praxair’s pension expense by approximately $8 million and would impact the PBO by approximately $28 million.

Asset Impairments

Goodwill

At December 31, 2009, the company had goodwill of $2,070 million, which represents the aggregate of the excess purchase price for acquired businesses over the fair value of the net assets acquired.

The company performs a goodwill impairment test annually in the second quarter or more frequently if events or circumstances indicate that an impairment loss may have been incurred, and no impairments were indicated. The company has continuously re-evaluated the likelihood of goodwill impairments in its reporting units subsequent to the second quarter test, and does not believe there is indication of impairment for any of its reporting units. At December 31, 2009, Praxair’s enterprise value was approximately $30 billion (outstanding shares multiplied by the year-end stock price plus debt, and without any control premium) while its total capital was $11 billion.

The impairment test requires that the company estimate and compare the fair value of its reporting units to their carrying value, including goodwill. Reporting units are determined based on one level below the operating segment level. Fair value is determined through the use of projected future cash flows, multiples of earnings and sales and other factors.

Such analysis requires the use of certain future market assumptions and discount factors, which are subjective in nature. Estimated values can be affected by many factors beyond the company’s control such as business and economic trends, government regulation, and technological changes. Management believes that the assumptions used to determine fair value are appropriate and reasonable. Although current calculations indicate that no reporting units are at risk of goodwill impairment, changes in circumstances or conditions affecting these assumptions could have a significant impact on the fair value determination, which could then result in a material impairment charge to the company’s results of operations.

See Note 9 to the consolidated financial statements for disclosures concerning the carrying value of goodwill by reportable segment.

Property, Plant and Equipment

Property, plant and equipment is tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an individual asset or asset group may not be recoverable. To assess recoverability, the company compares the estimated undiscounted future cash flows expected to be generated from the asset or asset group to the carrying amount of the asset or asset group. If the undiscounted future cash flows are less than the carrying amount of the asset or asset group, an impairment charge reducing the carrying amount to fair value is required. Fair value is determined based on the most appropriate valuation technique, including discounted cash flows. This analysis requires management to make various subjective estimates and assumptions, including the amount of projected future cash flows related to the asset or asset group, the useful life over which cash flows will occur and the asset’s residual value, if any.

Income Taxes

At December 31, 2009, Praxair had deferred tax assets of $814 million (net of valuation allowances of $37 million), and deferred tax liabilities of $1,182 million. At December 31, 2009, uncertain tax positions totaled $372 million (see Notes 1 and 5 to the consolidated financial statements). Income tax expense was $169 million for the year ended December 31, 2009.

In the preparation of consolidated financial statements, Praxair estimates income taxes based on diverse legislative and regulatory structures that exist in various jurisdictions where the company conducts business. Deferred income tax assets and liabilities represent tax benefits or obligations that arise from temporary differences due to differing treatment of certain items for accounting and income tax purposes. Praxair evaluates deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character (e.g. capital gain versus ordinary income treatment), amount and timing to result in their recovery. A valuation allowance is established when management determines that it is more likely than not that a deferred tax asset will not be realized to reduce the assets to their realizable value. Considerable judgments are required in establishing deferred tax valuation allowances and in assessing exposures related to tax matters. As events and circumstances change, related reserves and valuation allowances are adjusted to income at that time. Praxair’s tax returns are subject to audit and local taxing authorities could challenge the company’s tax positions. The company’s practice is to review tax filing positions by jurisdiction and to record provisions for uncertain income tax positions, including interest and penalties when applicable. Praxair believes it records and/or discloses such potential tax liabilities as appropriate and has reasonably estimated its income tax liabilities and recoverable tax assets. If new information becomes available, adjustments are charged against income at that time. Management does not anticipate that such adjustments would have a material adverse effect on the company’s consolidated financial position or liquidity; however, it is possible that the final outcomes could have a material impact on the company’s reported results of operations.

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

Praxair is subject to various claims, legal proceedings and government investigations that arise from time to time in the ordinary course of business. These actions are based upon alleged environmental, tax, antitrust and personal injury claims, among others (see Note 17 to the consolidated financial statements). Such contingencies are significant and the accounting requires considerable management judgments in analyzing each matter to assess the likely outcome and the need for establishing appropriate liabilities and providing adequate disclosures. Praxair believes it records and/or discloses such potential contingencies as appropriate and has reasonably estimated its liabilities.

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

NON-GAAP FINANCIAL MEASURES

The company presents the following non-GAAP financial measures in the discussion of financial condition, results of operations and liquidity throughout the MD&A. These measures are intended to supplement investors’ understanding of the company’s financial information by providing information which investors, financial analysts and management use to help evaluate the company’s financing leverage, return on net assets employed and operating performance. Special items which the company does not believe to be indicative of on-going business trends are excluded from these calculations so that investors can better evaluate and analyze historical and future business trends on a consistent basis. Definitions of these non-GAAP measures may not be comparable to similar definitions used by other companies and are not a substitute for similar GAAP measures.

The following are the non-GAAP measures presented in the MD&A:

(Dollar amounts in millions, except per share data)	2009	2008	2007	2006	2005
Year ended December 31,
After-tax return on capital	13.8%	15.3%	15.3%	14.5%	12.9%
Return on equity	27.0%	26.8%	24.6%	23.1%	21.2%
Debt-to-capital	47.2%	53.8%	43.4%	39.9%	45.6%

Adjusted Amounts – 2009 and 2008:
Operating profit	$1,881	$2,077	$1,786	$1,519	$1,253
As a percent of sales	21.0%	19.2%	19.0%	18.2%	16.4%
Effective tax rate	27.6%	28.2%	26.0%	26.0%	24.8%
Net income – Praxair, Inc.	$1,247	$1,336	$1,177	$988	$798
Diluted earnings per share	$3.99	$4.20	$3.62	$3.00	$2.42

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

(Dollar amounts in millions)	2009	2008	2007	2006	2005
Year Ended December 31,
Adjusted operating profit (see below)	$1,881	$2,077	$1,786	$1,519	$1,253
Less: adjusted income taxes (see below)	(482)	(530)	(419)	(355)	(270)
Less: tax benefit on interest expense (a)	(37)	(56)	(45)	(41)	(42)
Add: income from equity investments	24	36	26	10	15

Net operating profit after-tax (NOPAT)	$1,386	$1,527	$1,348	$1,133	$956

Beginning capital	$9,336	$9,655	$7,943	$7,551	$7,358
First quarter ending capital	$9,420	$10,127	$8,433	$7,740	$7,321
Second quarter ending capital	$10,053	$10,584	$8,784	$7,926	$7,373
Third quarter ending capital	$10,642	$10,142	$9,120	$7,877	$7,370
Year-end ending capital	$10,703	$9,336	$9,655	$7,943	$7,551
Five-quarter average capital	$10,031	$9,969	$8,787	$7,807	$7,395

After-tax return on capital	13.8%	15.3%	15.3%	14.5%	12.9%

(a)	Tax benefit on interest expense is computed using the effective rate adjusted for non-recurring income tax benefits and charges. The effective tax rates used were as follows: 2009, 28%; 2008, 28%; 2007, 26%; 2006, 26%; and 2005, 26%.

Return on Praxair, Inc. Shareholders’ Equity (ROE)

Return on Praxair, Inc. shareholders’ equity is a measure used by investors, financial analysts and management to evaluate operating performance from a Praxair shareholder perspective. ROE measures the net income attributable to Praxair, Inc. that the company was able to generate with the money shareholders have invested.

(Dollar amounts in millions)	2009	2008	2007	2006	2005
Year Ended December 31,
Adjusted net income – Praxair, Inc. (see below)	$1,247	$1,336	$1,177	$988	$798

Beginning Praxair, Inc. shareholders’ equity	$4,009	$5,142	$4,554	$3,902	$3,608
First quarter ending Praxair, Inc. shareholders’ equity	$4,073	$5,209	$4,467	$4,125	$3,651
Second quarter ending Praxair, Inc. shareholders’ equity	$4,638	$5,671	$4,850	$4,269	$3,821
Third quarter ending Praxair, Inc. shareholders’ equity	$5,085	$4,891	$4,862	$4,494	$3,873
Year-End ending Praxair, Inc. shareholders’ equity	$5,315	$4,009	$5,142	$4,554	$3,902
Five-quarter average Praxair, Inc. shareholders’ equity	$4,624	$4,984	$4,775	$4,269	$3,771

Return on Praxair, Inc. Shareholders’ Equity	27.0%	26.8%	24.6%	23.1%	21.2%

Debt-to-Capital Ratio

The debt-to-capital ratio is a measure used by investors, financial analysts and management to provide a measure of financial leverage and insights into how the company is financing its operations.

(Dollar amounts in millions)	2009	2008	2007	2006	2005
Year Ended December 31,
Total debt	$5,055	$5,025	$4,192	$3,167	$3,447

Equity
Praxair, Inc. shareholders’ equity	5,315	4,009	5,142	4,554	3,902
Noncontrolling interests	333	302	321	222	202

Total equity	5,648	4,311	5,463	4,776	4,104

Total capital	$10,703	$9,336	$9,655	$7,943	$7,551

Debt-to-capital ratio	47.2%	53.8%	43.4%	39.9%	45.6%

Adjusted Amounts

Amounts are adjusted for the impact of the 2009 Brazil tax amnesty program and other charges, the 2008 cost reduction program and other charges, 2005 pro forma stock option expense, 2005 repatriation and other income tax charges, and the 2010 first quarter impact of the Venezuela currency devaluation. The company does not believe these items are indicative of on-going business trends and, accordingly, their impacts are excluded from the reported amounts so that investors can better evaluate and analyze historical and future business trends on a consistent basis. There were no special items in 2007 and 2006.

(Dollar amounts in millions, except per share data)	2009	2008	2007	2006	2005
Year Ended December 31,
Adjusted Operating Profit and Margin

Reported operating profit	$1,575	$1,883	$1,786	$1,519	$1,293
Add: Brazil tax amnesty program and other charges	306	194	—	—	—
Less: pro forma stock option expense	—	—	—	—	(40)

Adjusted operating profit	$1,881	$2,077	$1,786	$1,519	$1,253

Reported percent change	(16)%	5%	18%	17%
Adjusted percent change	(9)%	16%	18%	21%

Reported sales	$8,956	$10,796	$9,402	$8,324	$7,656
Reported operating profit margin	17.6%	17.4%	19.0%	18.2%	16.9%
Adjusted operating profit margin	21.0%	19.2%	19.0%	18.2%	16.4%

Adjusted Income Taxes and Effective Tax Rate

Reported income taxes	$169	$465	$419	$355	$376
Add: net tax impact of the Brazil tax amnesty program and other charges	313	65	—	—	—
Less: net tax benefit on pro forma stock option expense	—	—	—	—	(14)
Less: Repatriation and other income tax charges	—	—	—	—	(92)

Adjusted income taxes	$482	$530	$419	$355	$270

Reported income before income taxes and equity investments	$1,442	$1,685	$1,613	$1,364	$1,130
Add: Brazil tax amnesty program and other charges	306	194	—	—	—
Less: pro forma stock option expense	—	—	—	—	(40)

Adjusted income before income taxes and equity investments	$1,748	$1,879	$1,613	$1,364	$1,090
Adjusted effective tax rate	27.6%	28.2%	26.0%	26.0%	24.8%

Adjusted Net Income – Praxair, Inc.

Reported income before accounting change – Praxair, Inc.	$1,254	$1,211	$1,177	$988	$732
Less: Brazil tax amnesty program and other charges	(7)	125	—	—	—
Less: pro forma stock option expense, net of taxes	—	—	—	—	(26)
Add: Repatriation and other income tax charges	—	—	—	—	92

Adjusted income before accounting change – Praxair, Inc.	$1,247	$1,336	$1,177	$988	$798

Reported percent change	4%	3%	19%	35%
Adjusted percent change	(7)%	14%	19%	24%

Adjusted Diluted Earnings Per Share

Reported diluted earnings per share before accounting change	$4.01	$3.80	$3.62	$3.00	$2.22
Less: Brazil tax amnesty program and other charges	(0.02)	0.40	—	—	—
Less: pro forma stock option expense, net of taxes	—	—	—	—	(0.08)
Add: Repatriation and other income tax charges	—	—	—	—	0.28

Adjusted diluted earnings per share before accounting change	$3.99	$4.20	$3.62	$3.00	$2.42

Reported percent change	6%	5%	21%	35%
Adjusted percent change	(5)%	16%	21%	24%

Adjusted 2010 Diluted Earnings Per Share Outlook
	Low End	High End
Reported 2010 diluted earnings per share outlook	$4.35	$4.55
Add: Venezuela currency devaluation charge	0.08	0.08

Adjusted 2010 diluted earnings per share outlook	$4.43	$4.63

Reported percent change	8%	13%
Adjusted percent change	11%	16%

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

The following discussion presents the sensitivity of the market value, earnings and cash flows of Praxair’s financial instruments to hypothetical changes in interest and exchange rates assuming these changes occurred at December 31, 2009. The range of changes chosen for these discussions reflects Praxair’s view of changes which are reasonably possible over a one-year period. Market values represent the present values of projected future cash flows based on interest rate and exchange rate assumptions.

Interest Rate and Debt Sensitivity Analysis

At December 31, 2009, Praxair had debt totaling $5,055 million ($5,025 million at December 31, 2008). At December 31, 2009, there was one interest-rate swap agreement outstanding that converts fixed-rate interest to variable-rate interest on the $400 million 3.25% notes that mature in 2015. No interest rate swap agreements were outstanding at December 31, 2008. When considered necessary, interest-rate swaps are entered into as hedges of underlying financial instruments to effectively change the characteristics of the interest rate without actually changing the underlying financial instrument. For fixed-rate instruments, interest-rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating-rate instruments, interest-rate changes generally do not affect the fair market value but impact future earnings and cash flows, assuming other factors are held constant.

At December 31, 2009, Praxair had fixed-rate debt of $3,793 million and floating-rate debt of $1,262 million, representing 75% and 25%, respectively, of total debt. At December 31, 2008, Praxair had fixed-rate debt of $2,677 million and floating-rate debt of $2,348 million, representing 53% and 47%, respectively, of total debt. Due to favorable interest rate conditions in the United States during 2009, Praxair issued long term fixed-rate debt and reduced its short term floating-rate debt (primarily commercial paper), which increased the percentage of fixed-rate debt in 2009 versus 2008. Holding other variables constant (such as foreign exchange rates, swaps and debt levels), a one-percentage-point decrease in interest rates would increase the unrealized fair market value of the fixed-rate debt by approximately $209 million ($128 million in 2008). This increase is due to the higher level of fixed rate debt in 2009. At December 31, 2009 and 2008, the after-tax earnings and cash flows impact for the subsequent year resulting from a one-percentage-point increase in interest rates would be approximately $9 million and $16 million, respectively, holding other variables constant.

Exchange Rate Sensitivity Analysis

Praxair’s exchange-rate exposures result primarily from its investments and ongoing operations in South America (primarily Brazil, Argentina, Colombia and Venezuela), Europe (primarily Italy, Spain and Germany), Canada, Mexico, Asia (primarily China, India, Korea, Malaysia, Taiwan and Thailand) and other business transactions such as the procurement of equipment from foreign sources. Among other techniques, Praxair utilizes foreign exchange forward contracts and options to hedge these exposures. At December 31, 2009, Praxair had $1,289 million notional amount ($636 million at December 31, 2008) of foreign exchange contracts of which $1,161 million ($616 million in 2008) were to hedge recorded balance-sheet exposures and $128 million ($20 million in 2008) were to hedge anticipated future net income. See Note 12 to the consolidated financial statements.

On January 8, 2010, Venezuela announced a 50% devaluation of the Venezuelan bolivar (from an exchange-rate of 2.15 between the bolivar and the U.S. dollar to an exchange-rate of 4.3). This will result in an estimated charge to earnings of $ 0.08 per diluted share in the first quarter of 2010 due primarily to the remeasurement of the local Venezuelan balance sheet to reflect the new official 4.3 exchange rate.

Holding other variables constant, if there were a 10% adverse change in foreign-currency exchange rates for the portfolio, the fair market value of foreign-currency contracts outstanding at December 31, 2009 and 2008 would decrease by approximately $9 million and $1 million, respectively, which would be largely offset by an offsetting gain or loss on the foreign-currency fluctuation of the underlying exposure being hedged.

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has completed an integrated audit of Praxair’s 2009, 2008 and 2007 consolidated financial statements and of its internal control over financial reporting as of December 31, 2009 in accordance with the standards of the Public Company Accounting Oversight Board (United States) as stated in their report.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Praxair’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (often referred to as COSO). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2009.

Praxair’s evaluation of internal control over financial reporting as of December 31, 2009 did not include the internal control over financial reporting related to Sermatech International Holdings Corp. because it was acquired by Praxair in a business purchase combination consummated on July 1, 2009. Total assets and sales for this acquisition represent 1% and 0.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009 (See Note 3).

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued their opinion on the company’s internal control over financial reporting as of December 31, 2009 as stated in their report.

/S/ STEPHEN F. ANGEL	/S/ MATTHEW J. WHITE
Stephen F. Angel	Matthew J. White
Chairman, President and Chief Executive Officer	Vice President and Controller

/S/ JAMES S. SAWYER
James S. Sawyer	Danbury, Connecticut
Executive Vice President and Chief Financial Officer	February 24, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of Praxair, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, equity and cash flows present fairly, in all material respects, the financial position of Praxair, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, and on the company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the company changed the manner in which it accounts for uncertain tax positions in 2007 and the manner in which it accounts for noncontrolling interests in 2009.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Sermatech International Holdings Corp. from its assessment of internal control over financial reporting as of December 31, 2009 because it was acquired by the Company in a purchase business combination during 2009. We have also excluded Sermatech International Holdings Corp. from our audit of internal control over financial reporting. Sermatech International Holdings Corp. is a wholly-owned subsidiary whose total assets and total sales represent 1% and 0.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers

Stamford, Connecticut

February 24, 2010

CONSOLIDATED STATEMENTS OF INCOME

PRAXAIR, INC. AND SUBSIDIARIES

(Dollar amounts in millions, except per share data)

Year Ended December 31,	2009	2008	2007
Sales	$8,956	$10,796	$9,402
Cost of sales, exclusive of depreciation and amortization	5,032	6,495	5,557
Selling, general and administrative	1,088	1,312	1,190
Depreciation and amortization	846	850	774
Research and development	74	97	98
Brazil tax amnesty program and other charges	306	194	—
Other income (expenses) – net	(35)	35	3

Operating Profit	1,575	1,883	1,786
Interest expense – net	133	198	173

Income Before Income Taxes and Equity Investments	1,442	1,685	1,613
Income taxes	169	465	419

Income Before Equity Investments	1,273	1,220	1,194
Income from equity investments	24	36	26

Net Income (Including Noncontrolling Interests)	1,297	1,256	1,220
Less: noncontrolling interests	(43)	(45)	(43)

Net Income – Praxair, Inc.	$1,254	$1,211	$1,177

Per Share Data – Praxair, Inc. Shareholders
Basic earnings per share	$4.08	$3.87	$3.69

Diluted earnings per share	$4.01	$3.80	$3.62

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	307,676	312,658	318,997
Diluted shares outstanding	312,382	318,302	324,842

The accompanying Notes on pages 54 to 92 are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

PRAXAIR, INC. AND SUBSIDIARIES

(Dollar amounts in millions)

December 31,	2009	2008
Assets
Cash and cash equivalents	$45	$32
Accounts receivable – net	1,579	1,604
Inventories	377	445
Prepaid and other current assets	222	220

Total Current Assets	2,223	2,301
Property, plant and equipment – net	8,990	7,922
Equity investments	435	416
Goodwill	2,070	1,909
Other intangible assets – net	142	121
Other long-term assets	457	385

Total Assets	$14,317	$13,054

Liabilities and Equity
Accounts payable	$730	$820
Short-term debt	227	642
Current portion of long-term debt	71	674
Accrued taxes	138	150
Other current liabilities	647	693

Total Current Liabilities	1,813	2,979
Long-term debt	4,757	3,709
Other long-term liabilities	1,377	1,356
Deferred credits	722	699

Total Liabilities	8,669	8,743

Commitments and contingencies (Note 17)

Praxair, Inc. Shareholders’ Equity:
Common stock $0.01 par value, authorized – 800,000,000 shares, issued 2009 – 379,415,678 shares and 2008 – 377,026,109 shares	4	4
Additional paid-in capital	3,473	3,328
Retained earnings	6,831	6,068
Accumulated other comprehensive income (loss)	(1,155)	(1,768)
Less: Treasury stock, at cost (2009 – 72,938,074 shares and 2008 – 70,164,741 shares)	(3,838)	(3,623)

Total Praxair, Inc. Shareholders’ Equity	5,315	4,009
Noncontrolling interests	333	302

Total Equity	5,648	4,311

Total Liabilities and Equity	$14,317	$13,054

The accompanying Notes on pages 54 to 92 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

PRAXAIR, INC. AND SUBSIDIARIES

(Millions of dollars)

Year Ended December 31,	2009	2008	2007
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income – Praxair, Inc.	$1,254	$1,211	$1,177
Noncontrolling interests	43	45	43

Net income (including noncontrolling interests)	$1,297	$1,256	$1,220

Adjustments to reconcile net income to net cash provided by operating activities:
Brazil tax amnesty program and other charges, net of payments (Note 2)	234	149	—
Depreciation and amortization	846	850	774
Deferred income taxes	(221)	(23)	37
Share-based compensation	39	45	42
Non-cash charges and other	(12)	(42)	(61)
Working capital
Accounts receivable	39	119	(223)
Inventory	58	21	(71)
Prepaid and other current assets	23	(4)	(1)
Payables and accruals	(178)	(73)	116
Pension contributions	(128)	(20)	(22)
Long-term assets, liabilities and other	171	(240)	147

Net cash provided by operating activities	2,168	2,038	1,958

Investing
Capital expenditures	(1,352)	(1,611)	(1,376)
Acquisitions, net of cash acquired	(131)	(130)	(476)
Divestitures and asset sales	31	54	39

Net cash used for investing activities	(1,452)	(1,687)	(1,813)

Financing
Short-term debt borrowings (repayments) – net	(455)	(45)	524
Long-term debt borrowings	2,246	1,723	831
Long-term debt repayments	(1,853)	(691)	(560)
Issuances of common stock	95	185	323
Purchases of common stock	(236)	(1,077)	(959)
Cash dividends – Praxair, Inc. shareholders	(491)	(468)	(381)
Excess tax benefit on stock option exercises	23	54	63
Noncontrolling interest transactions and other	(40)	(14)	(11)

Net cash used for financing activities	(711)	(333)	(170)

Effect of exchange rate changes on cash and cash equivalents	8	(3)	6

Change in cash and cash equivalents	13	15	(19)
Cash and cash equivalents, beginning-of-period	32	17	36

Cash and cash equivalents, end-of-period	$45	$32	$17

Supplemental Data
Income taxes paid	$254	$326	$262
Interest paid	$171	$223	$209

The accompanying Notes on pages 54 to 92 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

PRAXAIR, INC. AND SUBSIDIARIES

(Dollar amounts in millions, except per share data, shares in thousands)

	Praxair, Inc. Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Note 7)	Treasury Stock		Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Activity	Shares	Amounts				Shares	Amounts
Balance, December 31, 2006	367,645	$4	$2,729	$4,687	$(1,127)	46,784	$(1,739)	$4,554	$222	$4,776
Net Income				1,177				1,177	43	1,220
Translation Adjustments					438			438	22	460
Derivative Instruments, net of less than $1 million taxes					1			1		1
Funded Status – retirement obligations, net of $11 million taxes					16			16		16

Comprehensive income								1,632	65	1,697
Dividends to noncontrolling interests								—	(20)	(20)
Additions to/sale of noncontrolling interests								—	54	54
Initial adoption of accounting for uncertain tax positions (Note 5)				(158)				(158)		(158)
Dividends to Praxair, Inc common stock ($1.20 per share)				(381)				(381)		(381)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	82		6					6		6
For employee savings and incentive plans	5,418		220			(2,483)	103	323		323
Purchases of common stock						13,356	(953)	(953)		(953)
Tax benefit from stock options			77					77		77
Share-based compensation			42					42		42

Balance, December 31, 2007	373,145	$4	$3,074	$5,325	$(672)	57,657	$(2,589)	$5,142	$321	$5,463
Net Income				1,211				1,211	45	1,256
Translation Adjustments					(871)			(871)	(8)	(879)
Derivative Instruments, net of $1 million taxes					(3)			(3)		(3)
Funded Status – retirement obligations, net of $119 million taxes					(222)			(222)		(222)

Comprehensive income								115	37	152
Dividends to noncontrolling interests								—	(25)	(25)
Purchases of noncontrolling interests								—	(15)	(15)
Additions to/sale of noncontrolling interests								—	(16)	(16)
Dividends to Praxair, Inc common stock ($1.50 per share)				(468)				(468)		(468)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	92		7					7		7
For employee savings and incentive plans	3,789		141			(910)	52	193		193
Purchases of common stock						13,418	(1,086)	(1,086)		(1,086)
Tax benefit from stock options			61					61		61
Share-based compensation			45					45		45

Balance, December 31, 2008	377,026	$4	$3,328	$6,068	$(1,768)	70,165	$(3,623)	$4,009	$302	$4,311

	Praxair, Inc. Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Note 7)	Treasury Stock		Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Activity	Shares	Amounts				Shares	Amounts
Net Income				1,254				1,254	43	1,297
Translation Adjustments					651			651	6	657
Derivative Instruments, net of $3 million taxes					7			7		7
Funded Status – retirement obligations, net of $43 million taxes					(45)			(45)		(45)

Comprehensive income								1,867	49	1,916
Dividends to noncontrolling interests								—	(24)	(24)
Purchases of noncontrolling interests			(3)					(3)	(10)	(13)
Additions to/sale of noncontrolling interests								—	16	16
Dividends to Praxair, Inc common stock ($1.60 per share)				(491)				(491)		(491)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	95		7					7		7
For employee savings and incentive plans	2,295		75			(402)	24	99		99
Purchases of common stock						3,175	(239)	(239)		(239)
Tax benefit from stock options			27					27		27
Share-based compensation			39					39		39

Balance, December 31, 2009	379,416	$4	$3,473	$6,831	$(1,155)	72,938	$(3,838)	$5,315	$333	$5,648

The accompanying Notes on pages 54 to 92 are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PRAXAIR, INC. AND SUBSIDIARIES

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations – Praxair, Inc. and its subsidiaries (Praxair or the company) comprise one of the largest industrial gases companies worldwide, and the largest in North and South America. Praxair produces, sells and distributes atmospheric, process and specialty gases, and high-performance surface coatings to a diverse group of industries including aerospace, chemicals, electronics, energy, food and beverage, healthcare, manufacturing and metals.

Principles of Consolidation – The consolidated financial statements include the accounts of all significant subsidiaries where control exists and, in limited situations, variable-interest entities where the company is the primary beneficiary. Intercompany transactions and balances are eliminated in consolidation and any significant related-party transactions have been disclosed.

Equity investments generally consist of 20% to 50% owned operations where the company exercises significant influence. Operations less than 20% owned, where the company does not exercise significant influence, are generally carried at cost. Pre-tax income from equity investments that are partnerships or limited-liability corporations (LLC) is included in Other income (expenses) – net with related taxes included in Income taxes. Partnership and LLC net assets are reported as Equity investments in the balance sheet. Equity investments are reviewed for impairment whenever events or circumstances reflect that an impairment loss may have incurred.

Effective in 2009, noncontrolling interests in consolidated subsidiaries (previously referred to as minority interests) are required to be classified as a separate component of equity in the consolidated balance sheets and the amounts of net income and comprehensive income attributable to the noncontrolling interests are included in consolidated net income on the face of the consolidated statements of income and comprehensive income. All prior years’ presentations and disclosures were retrospectively adjusted to conform to the current year presentations. Effective in 2009, changes in ownership interest that result either in consolidation or deconsolidation are recorded at fair value through earnings, including the retained ownership interest, while changes that do not result in either consolidation or deconsolidation of a subsidiary are treated as equity transactions.

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

Revenue Recognition – Revenue is recognized when: a firm sales agreement exists; product is shipped or services are provided to customers; and collectability of a fixed or determinable sales price is reasonably assured. Sales returns and allowances are not a normal practice in the industry and are de minimis.

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

Certain of the company’s contracts that are built to provide product to a specific customer are required to be accounted for as leases. The associated revenue streams are classified as rental revenue and are not significant.

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

Foreign Currency Translation – For most foreign operations, the local currency is the functional currency and translation gains and losses are reported as part of the Accumulated other comprehensive income (loss) component of equity as a cumulative translation adjustment (see Note 7). For other foreign operations, the U.S. dollar is the functional currency and translation gains and losses are included in other income (expenses) – net.

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

The company recognizes the changes in the fair value associated with currency contracts as follows: hedges of debt instruments are recorded in interest expense and generally offset the underlying hedged items. Hedges of other balance-sheet exposures, commodity contracts, forecasted transactions, lease obligations, firm commitments and anticipated future net income are recognized in Other income (expenses) – net and generally offset the underlying hedged items. Hedges of net investments in foreign subsidiaries are recognized in the cumulative translation adjustment component of Accumulated other comprehensive income (loss) on the consolidated balance sheet to offset translation gains and losses associated with the hedged net investment. See Note 13 for required fair value disclosures.

Goodwill – Acquisitions are accounted for using the purchase method which requires allocation of the purchase price to assets acquired and liabilities assumed based on estimated fair values. Any excess of the purchase price over the fair value of the assets and liabilities acquired is recorded as goodwill. Allocations of the purchase price are based on preliminary estimates and assumptions at the date of acquisition and are subject to revision based on final information received, including appraisals and other analyses which support underlying estimates.

The company performs a goodwill impairment test annually in the second quarter or more frequently if events or circumstances indicate that an impairment loss may have been incurred. The impairment test requires that the company estimate and compare the fair value of its reporting units to their carrying value, including goodwill. Reporting units are determined based on one level below the operating segment level. Fair value is determined through the use of projected future cash flows, multiples of earnings and sales and other factors. Such analysis requires the use of certain future market assumptions and discount factors, which are subjective in nature.

See Note 9 for additional information relating to goodwill.

Other Intangible Assets – Customer and license/use agreements, non-compete agreements and patents and other intangibles are amortized over the estimated period of benefit. The determination of the estimated period of benefit will be dependent upon the use and underlying characteristics of the intangible asset. Praxair evaluates the recoverability of its intangible assets subject to amortization when facts and circumstances indicate that the carrying value of the asset may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is generally estimated based on either appraised value or other valuation techniques. See Note 10 for additional information relating to other intangible assets.

Income Taxes – Deferred income taxes are recorded for the temporary differences between the financial statement and tax bases of assets and liabilities using currently enacted tax rates. Valuation allowances are established against deferred tax assets whenever circumstances indicate that it is more likely than not that such assets will not be realized in future periods.

Effective January 1 2007, the company adopted the guidance on the accounting for uncertainty in income taxes, which provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain income tax positions that a company has taken or expects to take on a tax return. Under this guidance, the company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, the company accrues interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest and penalties are classified as income tax expense in the financial statements. See Note 5 for additional information relating to the adoption of this guidance and required income tax disclosures.

Retirement Benefits – Most Praxair employees participate in a form of defined benefit or contribution retirement plan, and additionally certain employees are eligible to participate in various post-employment health care and life insurance benefit plans. The cost of such benefits is recognized over the employees’ expected service period to the company in accordance with the applicable accounting standards. The funded status of the plans is recorded as an asset or liability in the consolidated balance sheets. Funding of retirement benefits varies and is in accordance with local laws and practices. See Note 16 for additional information relating to retirement programs.

Share-based Compensation – The company has granted share-based awards which consist of stock options, restricted stock and performance-based stock. Share-based compensation expense is generally recognized on a straight-line basis over the stated vesting period. For stock awards granted to full-retirement-eligible employees, compensation expense is recognized over the period from the grant date to the date retirement eligibility is achieved. For performance-based awards, compensation expense is recognized only if it is probable that the performance condition will be achieved. See Note 15 for additional disclosures relating to share-based compensation.

Recently Issued Accounting Standards

Accounting Standards Implemented in 2009

The following standards were all effective for Praxair in 2009:

•

Noncontrolling Interests – The new standard requires noncontrolling interests (previously referred to as minority interests) in subsidiaries to be classified as a separate component of equity in the consolidated financial statements. The new standard also requires the amounts of net income and comprehensive income attributable to the noncontrolling interests to be included in consolidated net income on the face of the consolidated statements of income and comprehensive income, respectively, and requires various additional disclosures related to noncontrolling interests. Changes in ownership interest that result either in consolidation or deconsolidation are recorded at fair value through earnings, including the retained ownership interest, while changes that do not result in either consolidation or deconsolidation of a subsidiary are treated as equity transactions. Also, in accordance with the transition provisions, prior years’ presentations and disclosures have been retrospectively adjusted to conform to the new standard. Effective in 2009, transactions with noncontrolling interests are accounted for and disclosed in accordance with the new guidance.

•

Disclosures about Derivatives and Hedging – The new standard requires enhanced disclosures on the effect of derivatives on a company’s consolidated financial statements. See Note 12 for the required disclosures.

•

Disclosures about Financial Instruments – The new standard requires disclosures about fair value of financial instruments in interim financial information for periods ending after June 15, 2009. See Note 13 for the required disclosures. At the time this new standard was adopted, which did not have an impact, the company was also required to adopt the accounting guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly and for the recognition and presentation of other-than-temporary impairments. The adoption of this guidance did not have an impact on the consolidated financial statements.

•

Disclosures about Subsequent Events – The new standard establishes accounting and reporting standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the disclosure of the date through which a company has evaluated subsequent events. The adoption of this standard did not have an impact on the consolidated financial statements. Praxair evaluated subsequent events through February 24, 2010, the date the financial statements were issued.

•

Employers’ Disclosures about Postretirement Benefit Plan Assets – This guidance requires employers to disclose additional information regarding the assets in company-sponsored pension and other postretirement benefit plans. These disclosures include the major categories of assets in the plans by level within the fair value hierarchy, investment policies and concentrations of risk. The adoption of this standard did not have an impact on the consolidated financial statements. See Note 16 for the required disclosures.

•

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – The Codification was effective July 1, 2009 at which point all then-existing non-SEC accounting and reporting standards have been superseded. As a result of the adoption of the Codification, the company changed the way it references U.S. GAAP throughout the management’s discussion and analysis of financial condition and results of operations and notes to the consolidated financial statements. This standard did not have an impact to the consolidated financial statements.

The following authoritative standards and guidance were also effective for Praxair in 2009 and their adoption did not have a significant impact on the consolidated financial statements:

•	Fair Value Measurements, as it relates to non-financial assets and liabilities that are recognized at fair value in the financial statements on a non-recurring basis.

•

Business Combinations – This standard changed the way the company accounts for business combinations. The more significant changes under this standard requires more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date and all acquisition related costs to be expensed. This standard also requires additional disclosures by the acquirer. This standard was effective on a prospective basis on January 1, 2009 for Praxair.

•

Collaborative Arrangements – This guidance addressed the accounting for collaborative arrangements in which no legal entity is created. The guidance requires revenues and costs under a collaborative arrangement to be reported on a gross basis if the entity is a principal to an arrangement or on a net basis if the entity is an agent and requires specific disclosures for material arrangements.

•

Investments – Equity Method and Joint Ventures – This guidance clarifies the accounting for equity method investments considering the significant changes to the guidance for business combinations and the accounting for consolidated subsidiaries and the increased use of fair value measurements as a result of Business Combinations and Noncontrolling Interests (see above).

Accounting Standards to Be Implemented

•

Accounting for Transfers of Financial Assets – This standard changes the way entities account for securitizations. The new standard is effective for Praxair on January 1, 2010 and the adoption is not expected to have a significant impact on the consolidated financial statements.

•

Consolidation of Variable Entities – In June 2009, the FASB issued authoritative guidance which changes the way entities account for special-purpose entities. The new standard is effective for Praxair on January 1, 2010 and the adoption is not expected to have a significant impact on the consolidated financial statements.

Reclassifications – Certain prior years’ amounts have been reclassified to conform to the current year’s presentation. Such reclassifications relate primarily to the presentation of noncontrolling interests in the consolidated financial statements.

NOTE 2. BRAZIL TAX AMNESTY PROGRAM AND OTHER CHARGES

2009 Brazil Tax Amnesty Program and Other Charges

In the third quarter 2009, Praxair recorded a net after-tax benefit of $7 million related primarily to a recently announced Federal tax amnesty program in Brazil (referred to as “Refis Program”).

The net benefit has been recorded in the consolidated financial statements as follows:

(Millions of Dollars)	Operating Profit (Loss)	Income Tax Provision (Benefit)	Net Income (Loss)
Brazil Refis Program, NOL and other Brazilian governmental related matters	$(282)	$(329)	$47
Brazil business restructure	(24)	(8)	(16)
Tax adjustments	—	24	(24)

Total	$(306)	$(313)	$7

Brazil Refis Program, NOL and Other Brazilian Governmental Related Matters

On May 28, 2009, the Brazilian government published Law 11941/2009 (“Refis Program”) instituting a new voluntary amnesty program which allows Brazilian companies to settle certain Federal tax disputes by November 30, 2009 at reduced amounts. Subsequently, on July 23, 2009, the final regulations were issued. During the 2009 third quarter, Praxair completed an evaluation of its existing Federal tax disputes with respect to the Refis Program and determined that it is economically beneficial to settle numerous Federal tax disputes, most of which were related to non income-tax matters which are reflected in operating profit. Under the Refis Program, existing net operating loss carryforwards (NOLs) can be used to satisfy a portion of the settlement obligation. As the company had full valuation allowances for the deferred tax assets relating to such NOL carryforwards, the related valuation allowances were reversed resulting in an income tax benefit of $173 million. The Refis Program resulted in a $194 million charge to operating profit which includes $149 million of interest charges which were offset by an equal amount of income tax benefits from the utilization of NOL deferred tax assets. However, on a net income basis, the Refis Program resulted in $23 million of net income because of the NOL utilization and the deductibility of interest charges.

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

In summary, the Brazilian Refis Program, NOL and other Brazilian government-related matters resulted in a pre-tax charge of $282 million but resulted in an after-tax benefit of $47 million due to the NOL utilization to settle interest obligations, the deductibility of such interest charges, and reversal of the remaining valuation allowances related to NOL deferred tax assets. The Refis Program required a cash outlay of $34 million in the 2009 fourth quarter and is expected to require up to an additional $60 million in 2010.

Other Charges

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

Classification in the consolidated financial statements

The pre-tax charges of $306 million are shown as a separate line item on the consolidated statement of income and the tax benefit of $313 million is reflected in income taxes. Unpaid amounts of $60 million are recorded as short-term liabilities in the consolidated balance sheets (See Note 7). On the consolidated statement of cash flows, the pre-tax impact of the Brazil tax amnesty program and other charges, net of cash payments, is shown as an adjustment to reconcile net income to net cash provided by operating activities. In Note 18, Praxair excluded these special charges in its management definition of segment operating profit; a reconciliation of segments operating profit to consolidated operating profit is shown within the operating profit table.

2008 Cost Reduction Program and Other Charges

In 2008, Praxair recorded pre-tax charges totaling $194 million ($125 million after-tax and noncontrolling interests), including $118 million relating to severance and other exit costs associated with a global cost reduction program which was initiated in response to the continuing economic downturn. Other charges of $76 million are primarily related to social tax matters in Brazil and a pension settlement charge.

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

Cost Reduction Program

The severance costs of $55 million are for the termination of approximately 1,675 employees; 1,260 related to cost reduction initiatives spread across all segments, and 415 related to exit or disposal activities. At December 31, 2009, 1,603 of these positions have been eliminated. The remaining actions are planned to be completed in 2010 primarily as businesses are sold or shut down.

The non-severance costs of $63 million associated with exit or disposal activities include asset write-downs and other costs associated with non-strategic activities, net of expected sale proceeds which are not significant. Following is a summary of such activities:

(i)	The North America charges of $39 million include $ 35 million related to the decisions to sell or otherwise dispose of three small businesses; costs associated with the consolidation of several warehouse facilities, and; the write-down of certain patents and other intangible assets related to a product line that is being discontinued – all servicing the electronics end market in the United States. The remaining $4 million is primarily related to cost reduction initiatives to consolidate, sell and/or otherwise dispose of certain assets associated with the U.S. homecare end market;

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

All of the actions described above have been substantially completed with the exception of severance-related and lease termination costs to be completed in 2010 in accordance with the terms of the agreements.

Other Charges

The other charges of $76 million consisted of $59 million primarily the impacts of recent developments related to ongoing social tax claims in Brazil and a pension settlement charge of $17 million for net unrecognized actuarial losses related to lump sum benefit payments made from the U.S. supplemental pension plan to a number of recently retired senior managers. The most significant of the charges are for a series of cases that originated during the 1990’s relating to VAT taxes in the state of Sao Paulo. Management has decided to voluntarily take advantage of a fourth quarter government program (referred to as “PPI/ICMS”) which allows companies to settle outstanding cases for a significantly reduced amount of interest, penalties and court fees rather than continue to challenge the assessment. Other charges resulted from management’s evaluation of a fourth quarter ruling and other developments.

Cash Requirements

The total cash requirements of the cost reduction program and other charges are estimated to be approximately $75 million, of which $28 million was paid in the 2008 fourth quarter and $38 million was paid in 2009. The company estimates that the majority of the remaining $9 million will be paid in 2010 in accordance with severance and lease agreement terms.

Classification in the consolidated financial statements

The pre-tax cost reduction program and other charges of $194 million are shown as a separate line item on the consolidated statement of income; the income tax impact of $65 million is reflected in income taxes and the noncontrolling interests impact was $4 million. In the consolidated balance sheets, asset write-offs are recorded as a reduction to the carrying value of the related assets and unpaid amounts are recorded as short-term or long-term liabilities (see Note 7). On the consolidated statement of cash flows, the pre-tax impact of the cost reduction program and other charges, net of cash payments, is shown as an adjustment to reconcile net income to net cash provided by operating activities. In Note 18 Praxair excluded these special charges in its management definition of segment operating profit; a reconciliation of segments operating profit to consolidated operating profit is shown within the operating profit table.

The following table summarizes the activity related to the company’s cost reduction program and other charges during 2008 and 2009:

(Millions of dollars)	Cost Reduction Program
	Severance Costs	Costs associated with Exit or Disposal Activities	Total Cost Reduction Program	Other Charges	Total
Cost reduction program and other charges	$55	$63	$118	$59	$177
Less: Cash payments	(15)	—	(15)	(13)	(28)
Less: Non-cash asset write-offs	—	(55)	(55)	(40)	(95)
Foreign currency translation & other	2	(1)	1	—	1

Balance, December 31, 2008	$42	$7	$49	$6	$55
Less: Cash payments	(33)	(3)	(36)	(2)	(38)
Foreign currency translation & other	(1)	(3)	(4)	(4)	(8)

Balance, December 31, 2009	$8	$1	$9	$—	$9

3. ACQUISITIONS

The results of operations of these businesses have been included in Praxair’s consolidated statements of income since their respective dates of acquisition.

On July 1, 2009, Praxair acquired Sermatech International Holdings Corp. (Sermatech), a global supplier of protective coatings and advanced processes with operations in the U.S., Canada, United Kingdom, Germany and South Korea. Sermatech is reflected in the Surface Technologies segment. In addition, during 2009, Praxair completed several small acquisitions, primarily related to North American packaged gas distributors. The aggregate purchase price for the acquisitions was $131 million and resulted in the recognition of $64 million of goodwill.

During 2008, Praxair acquired Kirk Welding Supply, Inc., an independent packaged gas distributor with operations in Kansas and Missouri and completed several smaller acquisitions in North America, South America and Europe. The aggregate purchase price for the acquisitions was $130 million and resulted in the recognition of $63 million of goodwill.

In March 2007, Praxair acquired Linde AG’s industrial gas business in Mexico and Mittler Supply, Inc., an independent packaged gas distributor with operations across the midwestern United States. The aggregate purchase price for these acquisitions was $297 million and resulted in the recognition of $173 million of goodwill and $51 million of intangible assets, primarily consisting of customer and license/use agreements. In addition, in November 2007, Praxair formed a new majority-owned packaged gas distribution subsidiary in the Mid-Atlantic region of the United States by contributing portions of its current operations and acquiring an independent distributor, GT&S, Inc. This was a non-monetary transaction and, therefore, is not reflected in the consolidated statement of cash flows. The transaction resulted in the recognition of approximately $67 million in goodwill and $16 million in intangible assets, primarily consisting of customer and license/use agreements. The transaction also resulted in an increase of $59 million in noncontrolling interests and $82 million in short-term debt. These acquisitions will strengthen Praxair’s presence and ability to serve customers in their respective geographies.

On November 30, 2007, Praxair acquired a 50% interest in the industrial gases business of Yara International ASA of Norway for $117 million. This joint venture, Yara Praxair Holding AS, represents Praxair’s entry into the Scandinavian market and is accounted for as an equity investment in the consolidated financial statements.

Other acquisitions in 2009, 2008 and 2007 were not significant.

NOTE 4. LEASES

In the normal course of its business, Praxair enters into various leases as the lessee, primarily involving manufacturing and distribution equipment and office space. Total lease and rental expenses under operating leases were $110 million in 2009, $111 million in 2008 and $105 million in 2007. Capital leases are not significant and are included in property, plant and equipment – net. Related obligations are included in debt.

At December 31, 2009, minimum payments due under operating leases are as follows:

(Millions of dollars)
2010	$91
2011	70
2012	53
2013	43
2014	35
Thereafter	65

$357

The present value of these future lease payments under operating leases is approximately $307 million.

Praxair’s leases where it is the lessor are not significant.

NOTE 5. INCOME TAXES

Pre-tax income applicable to U.S. and foreign operations is as follows:

(Millions of dollars) Year Ended December 31,	2009	2008	2007
United States	$577	$532	$491
Foreign	865	1,153	1,122

Total income before income taxes	$1,442	$1,685	$1,613

The following is an analysis of the provision for income taxes:

(Millions of dollars) Year Ended December 31,	2009	2008	2007
Current tax expense
U.S. Federal	$108	$197	$140
State and local	9	12	12
Foreign	273	279	230

	390	488	382

Deferred tax expense
U.S. Federal	68	(26)	8
State and Local	9	(3)	—
Foreign *	(298)	6	29

	(221)	(23)	37

Total income taxes	$169	$465	$419

*	2009 includes ($255) million of NOL valuation allowance adjustments in Brazil.

An analysis of the difference between the provision for income taxes and the amount computed by applying the U.S. statutory income tax rate to pre-tax income follows:

(Dollar amounts in millions) Year Ended December 31,	2009		2008		2007
U.S. statutory income tax rate	$505	35.0%	$590	35.0%	$565	35.0%
State and local taxes – net of federal benefit	12	0.8%	5	0.3%	7	0.5%
U.S. tax credits and deductions (a)	(10)	(0.7)%	(10)	(0.6)%	(11)	(0.7)%
Foreign tax rate differentials (b)	(135)	(9.3)%	(118)	(7.0)%	(133)	(8.2)%
Brazil tax amnesty program and other charges (c)	(205)	(14.2)%	—	—	—	—
Other – net	2	0.1%	(2)	(0.1)%	(9)	(0.6)%

Provision for income taxes	$169	11.7%	$465	27.6%	$419	26.0%

(a)	U.S. tax credits and deductions relate to research and experimentation tax credits, and manufacturing deductions.

(b)	Includes foreign tax rate differentials and various tax incentives primarily in Europe, Asia and South America. Additionally, in 2007, net income tax benefits of $12 million were recorded in Europe, related to tax rate changes, and other adjustments. Other tax rate changes were not significant.

(c)	Relates to tax benefit associated with tax amnesty program and related valuation allowance adjustments in Brazil, and a charge related to entity reorganizations and other developments in North America and Europe. See Note 2.

Net deferred tax liabilities included in the consolidated balance sheet are comprised of the following:

(Millions of dollars) December 31,	2009	2008
Deferred Tax Liabilities
Fixed assets	$905	$857
Exchange gains	122	68
Goodwill	71	60
Other	84	73

	$1,182	$1,058

Deferred Tax Assets
Carryforwards	$310	$313
Benefit plans and related (a)	370	358
Exchange losses	8	10
Inventory	20	14
Accruals and other	143	184

	851	879
Less: Valuation allowances (b)	(37)	(245)

	$814	$634

Net deferred tax liabilities	$368	$424

Recorded in the consolidated balance sheets as:
Current deferred tax assets, net (Note 7)	$133	$107
Long-term deferred tax liabilities, net (Note 7)	501	531

	$368	$424

(a)	Includes deferred taxes of $282 million and $239 million in 2009 and 2008, respectively, related to pension/OPEB funded status.

(b)	Summary of valuation allowances relating to deferred tax assets follows (millions of dollars):

	2009	2008	2007
Balance, January 1,	$(245)	$(341)	$(266)
Charges to expense (income):
Brazil	255	—	—
Other	5	—	2
Translation adjustments	(59)	67	(48)
Other, including write-offs	7	29	(29)

Balance, December 31,	$(37)	$(245)	$(341)

Praxair evaluates deferred tax assets quarterly to ensure that estimated future taxable income will be sufficient in character (e.g., capital gain versus ordinary income treatment), amount and timing to result in their recovery. After considering the positive and negative evidence, a valuation allowance is established when management determines that it is more likely than not (i.e., greater than 50% likelihood) that a deferred tax asset will not be realized to reduce the assets to their realizable value. Considerable judgment is required in establishing deferred tax valuation allowances. At December 31, 2009, Praxair had $310 million of deferred tax assets relating to net operating losses (“NOLs”) and tax credits and $37 million of valuation allowances. This total includes $181 million relating to NOLs in Brazil (primarily one subsidiary) which never expire and have no valuation allowances. The remaining $129 million of NOLs and other carryforwards ($89 million in U.S. and $40 million foreign) which expire through 2029 have valuation allowances totaling $37 million. The valuation allowances relate to certain foreign and U.S. state NOLs and are required because management has determined, based on financial projections and available tax strategies, that it is unlikely that the NOLs will be utilized before they expire. If events or circumstances change, valuation allowances are adjusted at that time resulting in an income tax benefit or charge.

The changes in deferred tax asset valuation allowances are primarily related to currency movements and the 2009 Brazil tax amnesty program referred to as “Refis Program” (see Note 2). Prior to the 2009 Refis Program, based on income projections and available tax strategies, management had consistently determined that is unlikely that any of the Brazil NOLs would be utilized in the foreseeable future and, accordingly, had recorded full valuation allowances relating to such NOL carryforwards ($211 million at December 31, 2008). During 2009, the Refis Program allowed the company’s Brazilian subsidiaries to use NOLs to satisfy a portion of the Refis settlement obligation and, accordingly, $173 million of existing deferred tax assets were realized. Additionally, due to future impacts of the Refis Program, income projections now indicate that it is more likely than not (i.e., greater than 50% likelihood) that the remaining deferred tax assets related to Brazil NOLs will be realized in the foreseeable future. Accordingly, $82 million of remaining valuation allowances relating to Brazil NOLs were adjusted.

A provision has not been made for additional U.S. Federal or foreign taxes at December 31, 2009 on $5.3 billion of undistributed earnings of foreign subsidiaries because Praxair intends to reinvest these funds indefinitely to support foreign growth opportunities. It is not practicable to estimate the unrecognized deferred tax liability on these undistributed earnings. These earnings could become subject to additional tax if they are remitted as dividends, loaned to Praxair, or upon sale of the subsidiary’s stock.

Uncertain Tax Positions

Effective January 1, 2007, the company adopted the guidance for uncertain tax positions which provides a comprehensive model for the recognition, measurement and disclosure in financial statements of uncertain tax positions that a company has taken or expects to take on a tax return. The adoption of this guidance resulted in a non-cash transition charge of $158 million, recorded as a reduction to beginning retained earnings. The transition adjustment relates primarily to tax positions related to foreign operations where the original tax benefit related to periods prior to 2002.

The company has unrecognized income tax benefits totaling $372 million and $312 million as of December 31, 2009 and December 31, 2008, respectively. Of these amounts, the company has recognized $249 million and $247 million of liabilities related to uncertain tax positions as of December 31, 2009 and 2008, respectively which are primarily recorded as other long-term liabilities in the consolidated balance sheets (see Note 7).

Unrecognized income tax benefits represent income tax positions taken on income tax returns but not yet recognized in the consolidated financial statements. If recognized, essentially all of the unrecognized tax benefits and related interest and penalties would be recorded as a benefit to income tax expense on the consolidated statement of income.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Millions of dollars)	2009	2008	2007
Unrecognized income tax benefits, January 1	$312	$289	$309
Additions for tax positions of prior years	13	33	19
Reductions for tax positions of prior years	(40)	(11)	(6)
Additions for current year tax positions (a)	105	30	14
Reductions for settlements with taxing authorities (b)	(9)	(11)	(81)
Reductions as a result of a lapse of an applicable statute of limitations	(22)	(2)	—
Foreign currency translation	13	(16)	34

Unrecognized income tax benefits, December 31	$372	$312	$289

(a)	Additions in 2009 are primarily related to uncertain tax positions associated with the Brazil Tax Amnesty Program.

(b)	Settlements are uncertain tax positions that were effectively settled with the taxing authorities, including positions where the company has agreed to amend its tax returns to eliminate the uncertainty.

Expenses for interest and penalties on tax reserves of $18 million, $21 million and $20 million were recognized for the years ended December 31, 2009, 2008 and 2007, respectively and were classified as income tax expense in the consolidated statement of income. Additionally, in 2009 $13 million of interest was incurred related to income tax matters settled under the Brazil Tax Amnesty Program. The company had $77 million and $68 million of accrued interest and penalties as of December 31, 2009 and December 31, 2008, respectively which were recorded in other long-term liabilities in the consolidated balance sheets (see Note 7).

As of December 31, 2009, the company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major Tax Jurisdictions	Open Years
North America
United States	2007 through 2009
Canada	2000 through 2009
Mexico	2005 through 2009

Europe
Germany	2004 through 2009
Italy	2005 through 2009
Spain	1997 through 2009

South America
Brazil	1998 through 2009

Asia
China	2009
India	2003 through 2009
Korea	2004 through 2009
Thailand	2003 through 2009

The company is currently under audit in a number of tax jurisdictions. In 2010, the company expects audits to commence in Mexico and the United States for all open years. As a result, it is reasonably possible that some of these audits will conclude and that a change in unrecognized income tax benefits may occur within the next twelve months. At this time, quantification of the estimated range cannot be made. During 2009, the company settled a number of audits including the 2005 and 2006 tax years in the United States. Due to the settlements, the company has recorded changes to its uncertain tax positions, resulting in an immaterial adjustment to the consolidated financial statements.

The company is also subject to income taxes in many hundreds of state and local taxing jurisdictions that are open to tax examinations. Management does not believe these represent a significant financial exposure for the company.

NOTE 6.	EARNING PER SHARE – PRAXAIR, INC. SHAREHOLDERS

Basic earnings per share is computed by dividing Net Income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net Income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	2009	2008	2007
Numerator (Millions of Dollars)
Net income – Praxair, Inc.	$1,254	$1,211	$1,177

Denominator (Thousands of Shares)
Weighted average shares outstanding	306,987	311,890	317,991
Shares earned and issuable under compensation plans	689	768	1,006

Weighted average shares used in basic earnings per share	307,676	312,658	318,997
Effect of dilutive securities
Performance-based and restricted stock awards	187	199	105
Employee stock options	4,519	5,445	5,740

Weighted average shares used in diluted earnings per share	312,382	318,302	324,842

Basic Earnings Per Common Share	$4.08	$3.87	$3.69
Diluted Earnings Per Common Share	$4.01	$3.80	$3.62

Stock options of 3,229,220, 3,294,720 and 5,540 were antidilutive and therefore excluded in the computation of diluted earnings per share for the years ended December 31, 2009, 2008, and 2007, respectively.

NOTE 7.	SUPPLEMENTAL INFORMATION

Income Statement

(Millions of dollars) Year Ended December 31,	2009	2008	2007
Selling, General and Administrative
Selling	$501	$628	$547
General and Administrative	587	684	643

	$1,088	$1,312	$1,190

Depreciation and Amortization
Depreciation	$828	$827	$754
Amortization of other intangibles (Note 10)	18	23	20

	$846	$850	$774

Other Income (Expenses) – Net
Currency related net gains (losses)	$(16)	$23	$(13)
Partnership income	1	21	25
Severance expense	(14)	(13)	(11)
Gain (loss) on business divestitures – net	1	2	11
Pension settlements (Note 16)	(4)	—	—
Other – net	(3)	2	(9)

	$(35)	$35	$3

Interest Expense – Net
Interest incurred on debt	$193	$247	$213
Interest capitalized	(55)	(44)	(35)
Amortization of swap termination costs (Note 12)	(5)	(5)	(5)

	$133	$198	$173

Balance Sheet

(Millions of dollars) December 31,	2009	2008
Accounts Receivable
Trade	$1,628	$1,629
Other	109	112

	1,737	1,741
Less: allowance for doubtful accounts (a)	(158)	(137)

	$1,579	$1,604

Inventories (b)
Raw materials and supplies	$137	$141
Work in process	46	54
Finished goods	194	250

	$377	$445

Prepaid and Other Current Assets
Deferred income taxes (Note 5)	$133	$107
Prepaid	41	46
Other	48	67

	$222	$220

Other Long-term Assets
Pension assets (Note 16)	$59	$44
Insurance contracts (c )	84	84
Long-term receivables	64	78
Deposits	57	71
Investments carried at cost	11	11
Deferred charges	83	15
Other	99	82

	$457	$385

Accrued Taxes
Tax liabilities for uncertain tax positions (Note 5)	$5	$10
Other accrued taxes	133	140

	$138	$150

Other Current Liabilities
Accrued expenses	$227	$253
Payrolls	121	172
Brazil tax amnesty program and other charges (Note 2)	69	48
Pension and postretirement (Note 16)	32	28
Interest payable	42	28
Employee benefit accrual	22	21
Severance	16	11
Insurance reserves	8	11
Other	110	121

	$647	$693

(Millions of dollars) December 31,	2009	2008
Other Long-term Liabilities
Pension and postretirement (Note 16)	$812	$817
Brazil tax amnesty program and other charges (Note 2)	—	7
Tax liabilities for uncertain tax positions (Note 5)	244	237
Interest and penalties for uncertain tax positions (Note 5)	77	68
Insurance reserves	28	28
Other	216	199

	$1,377	$1,356

Deferred Credits
Deferred income taxes (Note 5)	$501	$531
Other	221	168

	$722	$699

Accumulated Other Comprehensive Income (Loss)
Cumulative translation adjustment
North America (d)	$(195)	$(347)
South America (d)	(494)	(934)
Europe	18	6
Asia	(25)	(60)
Surface technologies	39	27

	(657)	(1,308)
Derivatives – net of taxes	4	(3)
Pension/ OPEB funded status obligation (net of $282 million and $239 million taxes in 2009 and 2008, respectively) (Note 16)	(502)	(457)

	$(1,155)	$(1,768)

a)	Provisions to the allowance for doubtful accounts were $90 million, $72 million, and $53 million in 2009, 2008, and 2007, respectively. The remaining allowance activity in each period related primarily to write-offs of uncollectible amounts, net of recoveries and currency movements.

b)	Approximately 8% of total inventories were valued using the LIFO method at December 31, 2009 and 2008. If inventories had been valued at current costs, they would have been approximately $16 million higher than reported at December 31, 2009 and 2008.

c)	Consists primarily of insurance contracts and other investments to be utilized for non-qualified pension and OPEB obligations (see Note 16).

d)	North America consists of currency translation adjustments in Mexico while South America relates primarily to Brazil and Argentina.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT – NET

Significant classes of property, plant and equipment are as follows:

(Millions of dollars) December 31,	2009	2008
Machinery and equipment	$15,583	$13,778
Buildings	972	836
Construction in progress and other	1,567	1,357
Land and land improvements	316	292

	18,438	16,263
Less: accumulated depreciation	(9,448)	(8,341)

	$8,990	$7,922

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

NOTE 9. GOODWILL

Changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface technologies	Total
Balance, December 31, 2007	$1,260	$225	$364	$33	$85	$1,967
Acquisitions (Note 3)	53	1	9	—	—	63
Purchase adjustments & other *	17	—	(7)	—	5	15
Foreign currency translation	(58)	(61)	(9)	(3)	(5)	(136)

Balance, December 31, 2008	$1,272	$165	$357	$30	$85	$1,909
Acquisitions (Note 3)	4	—	—	—	60	64
Purchase adjustments & other	(3)	—	4	—	(5)	(4)
Foreign currency translation	24	67	7	1	2	101

Balance, December 31, 2009	$1,297	$232	$368	$31	$142	$2,070

*	2008 purchase adjustments in North America relate primarily to the final purchase accounting for the acquisition of an industrial gas business in Mexico and an independent distributor in the Mid-Atlantic region of the United States.

Impairment tests have been performed annually during the second quarter of each year since the initial adoption of the goodwill accounting standard in 2002, and no impairments were indicated. Also, there were no indicators of impairment through December 31, 2009.

NOTE 10. OTHER INTANGIBLE ASSETS

The following is a summary of Praxair’s other intangible assets at December 31, 2009 and 2008:

(Millions of dollars) For the year ended December 31, 2009	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2008	$141	$37	$10	$188
Additions (primarily acquisitions)	22	1	14	37
Foreign currency translation	2	1	—	3
Other *	(2)	(5)	—	(7)

Balance, December 31, 2009	163	34	24	221

Less: accumulated amortization:
Balance, December 31, 2008	(40)	(21)	(6)	(67)
Amortization expense	(13)	(5)	—	(18)
Foreign currency translation	(1)	—	—	(1)
Other *	2	5	—	7

Balance, December 31, 2009	(52)	(21)	(6)	(79)

Net balance at December 31, 2009	$111	$13	$18	$142

(Millions of dollars) For the year ended December 31, 2008	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2007	$147	$33	$18	$198
Additions (primarily acquisitions)	15	8	—	23
Foreign currency translation	(5)	—	—	(5)
Other *	(16)	(4)	(8)	(28)

Balance, December 31, 2008	141	37	10	188

Less: accumulated amortization:
Balance, December 31, 2007	(36)	(19)	(9)	(64)
Amortization expense	(16)	(6)	(1)	(23)
Foreign currency translation	1	—	—	1
Other *	11	4	4	19

Balance, December 31, 2008	(40)	(21)	(6)	(67)

Net balance at December 31, 2008	$101	$16	$4	$121

*	Other primarily relates to the write-off of fully depreciated assets. 2008 also includes the write-down of certain patents and other intangible assets related to a product line that was discontinued as part of the cost reduction program (see Note 2).

There are no expected residual values related to these intangible assets. Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $18 million, $23 million and $20 million, respectively. The remaining weighted-average amortization period for intangible assets is approximately 13 years.

Total estimated annual amortization expense is as follows:

(millions of dollars)
2010	$19
2011	18
2012	16
2013	15
2014	13
Thereafter	61

$142

NOTE 11. DEBT

The following is a summary of Praxair’s outstanding debt at December 31, 2009 and 2008:

(Millions of dollars)	2009	2008
Short-term
Commercial paper and U.S. bank borrowings	$46	$243
European borrowings	9	18
Canadian borrowings	1	194
South American borrowings	4	—
Asian borrowings	156	168
Other international borrowings	11	19

Total short-term debt	227	642

Long-term
U.S. borrowings
Commercial Paper (c)	—	1,137
Floating Rate Notes due 2010 (c, d)	500	—
6.375% Notes due 2012 (a, b)	509	514
1.75% Notes due 2012 (a, d)	399	—
3.95% Notes due 2013	350	350
4.375% Notes due 2014 (a, d)	299	—
5.25% Notes due 2014	400	400
4.625% Notes due 2015	500	500
3.25% Notes due 2015 (a, b, d)	401	—
5.375% Notes due 2016	400	400
5.20% Notes due 2017	325	325
4.50% Notes due 2019 (a, d)	597	—
Other	7	8

European borrowings	4	642
South American borrowings	66	52
Asian borrowings (c)	65	48
Obligations under capital lease	6	7

	4,828	4,383
Less: current portion of long-term debt	(71)	(674)

Total long-term debt	4,757	3,709

Total debt	$5,055	$5,025

(a)	Amounts are net of unamortized discounts.

(b)	December 31, 2009 and 2008 include a $12 million and $15 million fair value increase, respectively, related to fair value hedge accounting. See Note 12 for additional information.

(c)	Classified as long-term because of the company’s intent to refinance this debt on long-term basis and the availability of such financing under the terms of existing agreements.

(d)	During 2009, Praxair issued the following notes totaling $2,200 million: $500 million of floating rate notes due 2010 that bear interest at a rate of three-month LIBOR plus 0.09% (0.35% at December 31, 2009); $400 million of 1.75% notes due 2012; $300 million of 4.375% notes due 2014; $400 million of 3.25% notes due 2015; and, $600 million of 4.50% notes due 2019. The proceeds of all issuances were used to repay short-term debt and for general corporate purposes.

Credit Facilities

At December 31, 2009, the company has the following major credit facilities available for future borrowing:

(Millions of dollars)	Total Facility	Borrowings Outstanding	Available for Borrowing	Expires
Senior Unsecured	$1,000	$—	$1,000	December 2011
Multi-currency	600	—	600	November 2012

	$1,600	$—	$1,600

The company has a $1-billion senior unsecured credit facility with a syndicate of banks that expires in December 2011. No borrowings were outstanding under this credit agreement at December 31, 2009 or 2008. The $245-million senior unsecured credit facility with syndicate of banks expired in October 2009. Associated fees were not significant in each of the past three years.

The company has a $400-million revolving multi-currency credit facility in Europe and a $200-million revolving credit facility in Canada with a syndicate of international banks that expire in November 2012. At December 31, 2009, there was no balance outstanding against these facilities. At December 31, 2008, $94 million was outstanding against the facility in Canada and there was no balance outstanding against the facility in Europe. The company has the ability to draw against each facility in one of four currencies in amounts not to exceed the then U.S. dollar equivalent of $400 million and $200 million, respectively.

The company had a €450-million borrowing facility with a syndicate of international banks that expired in December 2009. The outstanding balance on this facility was fully repaid at the expiration date. As of December 31, 2008 the amount outstanding against this facility was €450 million, or $637 million. At December 31, 2008, such borrowings were classified as current portion of long-term debt. The weighted average interest rate on the facility at December 31, 2008 was 3.4%.

Each of the outstanding credit facilities are with major financial institutions and are non-cancellable until maturity.

Covenants

Praxair’s major bank credit and long-term debt agreements contain various covenants which may, among other things, restrict the ability of Praxair to merge with another entity, incur or guarantee debt, sell or transfer certain assets, create liens against assets, enter into sale and leaseback agreements, or pay dividends and make other distributions beyond certain limits. These agreements also require Praxair to not exceed a maximum 65% leverage ratio defined in the agreements as the ratio of consolidated total debt to the sum of consolidated total debt plus consolidated shareholders’ equity of the company. For purposes of the leverage ratio calculation, consolidated shareholders’ equity excludes changes in the cumulative foreign currency translation adjustments after September 30, 2004. At December 31, 2009, the actual leverage ratio was 52% and the company is in compliance with all debt covenants. Also, there are no material adverse change clauses or other subjective conditions that would restrict the company’s ability to borrow under the agreements.

Other Debt Information

As of December 31, 2009 and 2008, the weighted-average interest rate of short-term borrowings outstanding was 3.2% and 3.6%, respectively.

Expected maturities on long-term debt are as follows:

(millions of dollars)
2010	$71
2011	63
2012	914
2013*	850
2014	700
Thereafter	2,230

$4,828

*	$500 million of floating-rate debt has been reflected in 2013 maturities due to the company’s intent and ability to refinance this debt on a long-term basis.

At December 31, 2009, $204 million of Praxair’s assets (principally international fixed assets) were pledged as collateral for $18 million of long-term debt, including the current portion of long-term debt.

On January 14, 2010, Praxair issued $500 million of 2.125% Notes due 2013. The proceeds are expected to be used to repay short-term debt, including the $500 million Floating Rate Notes due 2010, to fund share repurchases under our share repurchase program and for general corporate purposes.

See Note 13 for the fair value information related to debt.

NOTE 12. FINANCIAL INSTRUMENTS

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

The following table is a summary of the notional amount and fair value of derivatives outstanding at December 31, 2009 and 2008 for consolidated subsidiaries:

(Millions of dollars)			Fair Value
	Notional Amounts		Assets		Liabilities
December 31,	2009	2008	2009	2008	2009	2008
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$1,161	$616	$9	$3	$2	$24
Anticipated net income (b)	128	20	8	5	—	—

Total	$1,289	$636	$17	$8	$2	$24

Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted purchases (a)	$2	$—	$—	$—	$—	$—
Interest rate contracts:
Interest rate swaps (b)	400	—	2	—	—	—
Treasury rate locks (a)	—	500	—	6	—	—

Total	$402	$500	$2	$6	$—	$—

Total Derivatives	$1,691	$1,136	$19	$14	$2	$24

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.

(b)	Assets are recorded in other long term assets, except for the $5 million of currency contracts related to anticipated net income recorded at December 31, 2008 which were recorded in prepaid and other current assets.

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

Anticipated Net Income

The anticipated net income hedge contracts consist of foreign currency options and forwards and, at December 31, 2009 relate to anticipated net income in Brazil, Europe and Canada (at December 31, 2008 they relate to anticipated net income in Brazil). Over the term of the contracts, the fair value adjustments from net-income hedging contracts are largely offset by the impacts on reported net income resulting from the currency translation process. The accounting rules pertaining to derivatives and hedging do not allow hedges of anticipated net income to be designated as hedging instruments.

Forecasted Purchases

Foreign currency contracts related to forecasted purchases consist of forward contracts entered into to manage the exposure to fluctuations in foreign-currency exchange rates on forecasted purchases of capital-related equipment and services denominated in currencies other than the functional currency of the related operating units. These forward contracts were designated and accounted for as cash flow hedges. The net gains/losses recorded in accumulated other comprehensive income (AOCI) was less than $1 million in 2009 (none in 2008).

Interest Rate Contracts

Interest Rate Swaps

In September 2009, Praxair entered into an interest-rate swap agreement that converts fixed-rate interest to variable-rate interest on the $400 million 3.25% notes that mature in 2015. The interest-rate swap was designated as a fair value hedge with the resulting fair value adjustments being recognized in earnings with an equally offsetting charge to earnings for the changes in the fair value of the underlying debt instrument. At December 31, 2009, $2 million was recorded as the increase in the fair value of these notes.

During 2002, Praxair entered into and terminated $500 million notional amount of interest-rate swap agreements that effectively converted fixed-rate interest to variable-rate interest on the $500 million 6.375% notes that mature in April 2012. The termination resulted in a cash gain of $47 million, which Praxair recognized in earnings and was equally offset with a charge to earnings for the changes in the fair value of the underlying debt instrument. This debt increase of $47 million is being recognized in earnings as a reduction to interest expense over the remaining term of the underlying debt, or about ten years. During 2009 and 2008, $5 million was recognized as a reduction to interest expense in each year and $10 million remains unrecognized at December 31, 2009 ($15 million at December 31, 2008) and is shown as an increase to long-term debt (not included in the tables that follow).

On January 4, 2010, Praxair entered into an interest-rate swap agreement that converts fixed-rate interest to variable-rate interest on the $400 million 1.75% notes that mature in 2012 and on January 14, 2010, Praxair entered into an interest-rate swap agreement that converts fixed-rate interest to variable-rate interest on the $500 million 2.125% notes that mature in 2013. These interest-rate swaps were designated as fair value hedges.

Treasury Rate Locks

In December 2008, Praxair entered into treasury rate lock contracts totaling $500 million notional amount to hedge the cash flow exposure attributable to the changes in the treasury rate portion of the interest rate on a forecasted debt issuance. The treasury rate locks were designated as and accounted for as cash flow hedges. In January 2009, the company settled the treasury rate locks and received a cash payment of $16 million ($10 million net of taxes) which was recorded as a gain in AOCI. On August 13, 2009, Praxair issued $600 million of 4.50% notes due August 2019, which represents the forecasted debt issuance that was originally hedged in December 2008. The gain in AOCI will be reclassified to earnings over the term of these notes.

In February 2008, Praxair entered into a treasury rate lock to hedge the cash flow exposure attributable to the $500 million of 4.625% notes issued on March 7, 2008. The treasury rate lock was accounted for as a cash flow hedge with the resulting fair value adjustments recorded in AOCI. The treasury rate lock was settled at a loss of $7 million ($4 million net of taxes) which was recorded in AOCI and is currently being reclassified to earnings as an increase to interest.

The following table summarizes the impacts of the Company’s derivatives on the consolidated statements of income and AOCI for 2009 and 2008:

(Millions of dollars) December 31,	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (a)
	2009	2008
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items:
Debt-related	$21	$37
Other balance sheet items	6	(7)
Anticipated net income	(17)	28

Total	$10	$58

(Millions of dollars) December 31,	Amount of Pre-Tax Gain (Loss) Recognized in AOCI (b)
	2009	2008
Derivatives Designated as Hedging Instruments
Interest rate contracts:
Treasury rate locks	$10	$(1)
Interest rate swaps (c)	—	(3)

Total	$10	$(4)

(a)	The gains (losses) on balance sheet items are offset by gains (losses) recorded on the underlying hedged assets and liabilities. The gains (losses) for the derivatives and the underlying hedged assets and liabilities related to debt items are recorded in the consolidated statements of income as interest expense-net. Other balance sheet items and anticipated net income gains (losses) are recorded in the consolidated statements of income as other income (expenses)-net.

(b)	The gains (losses) for interest rate contracts are reclassified to earnings as interest expense-net. The amount of gains (losses) reclassified to earnings for 2009 and 2008 was less than $1 million. Net gains (losses) of less than $1 million are expected to be reclassified to earnings during 2010. There was no ineffectiveness.

(c)	A Praxair joint venture in China which is accounted for as an equity investment has an interest rate swap totaling $60 million notional amount. A portion of the fair value adjustment on the interest rate swaps representing Praxair’s ownership interest in the joint venture has been recorded in AOCI. The amount recognized in AOCI for December 31, 2009 was less than $1 million.

NOTE 13. FAIR VALUE DISCLOSURES

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2009 and 2008:

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	2009	2008	2009	2008	2009	2008
Assets
Derivative assets	—	—	$19	$14	—	—
Investments	$3	$12	—	—	—	—

Total	$3	$12	$19	$14	—	—

Liabilities
Derivative liabilities	—	—	$2	$24	—	—

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

The fair value of cash and cash equivalents, short-term debt, accounts receivables-net, and accounts payable approximate carrying value because of the short-term maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. At December 31, 2009, the estimated fair value of Praxair’s long-term debt portfolio was $5,066 million versus a carrying value of $4,828 million. At December 31, 2008, the estimated fair value of Praxair’s long-term debt portfolio was $4,456 million versus a carrying value of $4,383 million. These differences are attributable to interest-rate changes subsequent to when the debt was issued.

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

NOTE 14. PRAXAIR, INC. SHAREHOLDERS’ EQUITY

At December 31, 2009 and 2008, there were 800,000,000 shares of common stock authorized (par value $0.01 per share) of which 379,415,678 shares were issued and 306,477,604 were outstanding at December 31, 2009 (377,026,109 shares were issued and 306,861,368 were outstanding at December 31, 2008).

At December 31, 2009 and 2008, there were 25,000,000 shares of preferred stock (par value $0.01 per share) authorized, of which no shares were issued and outstanding. Praxair’s board of directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

During 2009, Praxair increased its ownership in a consolidated U.S. packaged gas subsidiary. The difference between the purchase price and the related noncontrolling interests of $3 million was recorded as a decrease in Praxair’s additional paid-in capital.

NOTE 15. SHARE-BASED COMPENSATION

Share-based compensation expense totaling $39 million, $45 million, and $42 million was recognized in 2009, 2008 and 2007, respectively. The related income tax benefit recognized was $12 million, $13 million and $14 million in 2009, 2008 and 2007, respectively. The share-based compensation expense was primarily recorded in selling, general and administrative expenses and no share-based compensation expense was capitalized.

Beginning in 2009, the company changed the composition of its long-term incentives awarded to employees. The company increased the amount of restricted and performance-based stock and decreased the amount of stock options granted to employees.

Summary of Plans

Effective April 28, 2009, the board of directors and shareholders of the company adopted the 2009 Praxair, Inc. Long-Term Incentive Plan (the 2009 Plan), which replaced the 2002 Praxair, Inc. Long-Term Incentive Plan (the 2002 Plan). Equity awards will no longer be granted under the 2002 Plan. The 2009 Plan provides for similar equity awards and limitations as the 2002 Plan. The 2009 Plan provides for the granting of stock options and stock appreciation rights, restricted stock and restricted stock units, performance-based stock units and other equity awards. Under the 2009 Plan, the initial aggregate number of shares available for option and other equity grants is 12,000,000 shares, of which up to 4,000,000 shares may be granted as either restricted stock, restricted stock units or performance-based stock units. The 2009 Plan also provides calendar year per-participant limits on grants of stock options and stock appreciation rights, restricted stock and restricted stock units, and performance-based stock units. As of December 31, 2009, 11,975,930 shares remained available for equity grants under this Plan. Both officer and non-officer employees are eligible for awards under the 2009 Plan.

In 2005, the board of directors and shareholders of the company adopted the 2005 Equity Compensation Plan for Non-Employee Directors of Praxair, Inc. (the 2005 Plan) which replaced the 1995 Stock Option Plan for Non-Employee Directors. Under the 2005 Plan, the aggregate number of shares available for option and other equity grants is limited to a total of 500,000 shares. As of December 31, 2009, 277,535 shares remained available for equity grants under the 2005 Plan. All non-employee directors of the company are eligible for grants under the 2005 Plan.

Exercise prices for options granted under the 2009 and 2005 Plans may not be less than the closing market price of the company’s common stock on the date of grant and granted options may not be repriced or exchanged without shareholder approval. Options granted under the 2009 and 2005 Plans may become partially exercisable after a minimum of one year after the date of grant but may not become fully exercisable until at least three years have elapsed from the date of grant, and have a maximum duration of ten years. Options granted under predecessor plans had similar terms.

The company has the ability to repurchase shares on the open market to satisfy share option exercises and issues shares from treasury stock upon the exercise of certain stock options.

Stock Option Fair Value

The company utilizes the Black-Scholes Options-Pricing Model to determine the fair value of stock options consistent with that used for pro forma disclosures in prior years. Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected life). Expected volatility is based on the historical volatility of the company’s stock over the most recent period commensurate with the estimated expected life of the company’s stock options and other factors. The expected life of options granted, which represents the period of time that the options are expected to be outstanding, is based primarily on historical exercise experience. The expected dividend yield is based on the company’s most recent history and expectation of dividend payouts. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected life. If factors change and result in different assumptions in future periods, the stock option expense that the company records for future grants may differ significantly from what the company has recorded in the current period.

The weighted-average fair value of options granted during 2009 was $8.08 ($11.54 in 2008 and $10.97 in 2007) based on the Black-Scholes Options-Pricing model. The following weighted-average assumptions were used for grants in 2009, 2008 and 2007:

Year Ended December 31,	2009	2008	2007
Dividend yield	2.6%	1.8%	2.0%
Volatility	18.7%	13.9%	15.3%
Risk-free interest rate	1.9%	3.0%	4.5%
Expected term years	5	5	5

The following table summarizes option activity under the plans for 2009 (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

Activity	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2009	18,927	$50.68
Granted	2,211	61.00
Exercised	(2,305)	34.04
Cancelled or expired	(150)	68.92

Outstanding at December 31, 2009	18,683	53.80	6.0	$495

Exercisable at December 31, 2009	13,062	$46.70	5.1	$439

The aggregate intrinsic value represents the difference between the company’s closing stock price of $80.31 as of December 31, 2009 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during 2009 was $99 million ($210 million and $242 million for 2008 and 2007, respectively).

Cash received from option exercises under all share-based payment arrangements for 2009 was $77 million. The cash tax benefit realized from stock option exercises totaled $27 million for 2009, of which $23 million in excess tax benefits was classified as financing cash flows.

As of December 31, 2009, $24 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.3 years.

Performance-Based and Restricted Stock Awards

In 2009, the company granted performance-based stock awards under the 2002 and 2009 Plans to senior level executives with a target payout of 415,520 shares that vest principally based on the third anniversary of their date of grant. The actual number of shares issued in settlement of a vested award can range from zero to 150 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three-year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s common stock on the date of the grant and the estimated performance that will be achieved. Compensation expense will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved.

There were 73,900 restricted stock units granted to employees during 2009. In addition, the company had previously granted restricted stock to certain key employees that vest after a designated service period ranging from two to ten years. The restricted stock earns quarterly dividends that also vest after the designated service period and are payable in additional shares. Compensation expense related to the restricted stock units and restricted stock is recognized on a straight-line basis over the vesting period.

The weighted-average fair value of performance-based stock units granted during 2009 was $56.46 ($83.89 in 2008 and $61.47 in 2007). The weighted-average fair value of restricted stock units granted during 2009 was $56.75 (none granted in 2008 and 2007). This is based on the closing market price of the company’s common stock on the grant date adjusted for dividends that will not be paid during the vesting period.

The following table summarizes non-vested performance-based and restricted stock award activity as of December 31, 2009 and changes during the period then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
Performance-Based and Restricted Stock Activity	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2009	115	$70.07	23	$28.17
Granted	415	56.46	74	56.75
Vested	(67)	61.47	—	—
Cancelled	(14)	43.32	—	—

Non-vested at December 31, 2009	449	$59.57	97	$49.97

As of December 31, 2009, based on current estimates of future performance, $14 million of unrecognized compensation cost related to performance-based awards is expected to be recognized through the first quarter of 2012 and $3 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized on a straight-line basis through the second quarter of 2014.

NOTE 16. RETIREMENT PROGRAMS

Defined Benefit Pension Plans

Praxair has two main U.S. retirement programs which are non-contributory defined benefit plans: the Praxair Pension Plan and the CBI Pension Plan. The latter program benefits primarily former employees of CBI Industries, Inc. which Praxair acquired in 1996. Effective July 1, 2002, the Praxair Pension Plan was amended to give participating employees a one-time choice to remain covered by the old formula or to elect coverage under a new formula. The old formula is based predominantly on years of service, age and compensation levels prior to retirement, while the new formula provides for an annual contribution to an individual account which grows with interest each year at a predetermined rate. Also, this new formula applies to all new employees hired after April 30, 2002 into businesses adopting this plan. The U.S. and International pension plan assets are comprised of a diversified mix of investments, including domestic and international corporate equities, government securities and corporate debt securities. Praxair has several plans that provide supplementary retirement benefits primarily to higher level employees that are unfunded and are nonqualified for federal tax purposes. Pension coverage for employees of certain of Praxair’s international subsidiaries generally is provided by those companies through separate plans. Obligations under such plans are primarily provided for through diversified investment portfolios, with some smaller plans provided for under insurance policies or by book reserves.

Defined Contribution Plans

Praxair’s U.S. packaged gases business has a defined contribution plan. Company contributions to this plan are calculated as a percentage of salary based on age plus service. Praxair’s U.S. healthcare business sponsors a defined contribution plan which provides for a matching contribution as well as a company contribution that is not dependent on employee contributions. In both plans, U.S. employees may contribute up to 40% of their compensation, subject to the maximum allowable by IRS regulations. Certain international subsidiaries of the company also sponsor defined contribution plans where contributions are determined under various formulas. The cost for these defined contribution plans was $15 million in 2009, $16 million in 2008, and $14 million in 2007 (the cost is not included in the tables that follow).

U.S. employees other than those in the packaged gases and healthcare businesses are eligible to participate in the Praxair defined contribution savings plan. Employees may contribute up to 40% of their compensation, subject to the maximum allowable by IRS regulations. Company contributions to this plan are calculated on a graduated scale based on employee contributions to the plan. The cost for this plan was $15 million in 2009, 2008 and 2007 (the cost is not included in the tables that follow).

As part of each of the U.S. defined contribution plans, effective in 2002, Praxair maintains a non-leveraged employee stock ownership plan (ESOP) which covers all employees participating in these plans. The number of shares of Praxair common stock in the ESOPs totaled 4,943,504 at December 31, 2009.

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

Praxair uses a measurement date of December 31 for its pension and other post-retirement benefit plans.

Pension and Postretirement Benefit Costs

The components of net pension and postretirement benefits other than pensions (OPEB) costs for 2009, 2008 and 2007 are shown below:

(Millions of dollars)	Pensions			OPEB
Year Ended December 31,	2009	2008	2007	2009	2008	2007
Service cost	$39	$41	$42	$6	$6	$6
Interest cost	120	107	111	16	15	15
Expected return on plan assets	(137)	(127)	(129)	—	—	—
Net amortization and deferral	17	16	26	(2)	(2)	(1)

Net periodic benefit cost before pension settlement charge	$39	$37	$50	$20	$19	$20
Pension settlement charge	4	17	—	—	—	—

Net periodic benefit cost	$43	$54	$50	$20	$19	$20

Funded Status

The changes in benefit obligation and plan assets for Praxair’s pension and OPEB programs, including reconciliation of the funded status of the plans to amounts recorded in the consolidated balance sheet, as of December 31, 2009 and 2008 are shown below:

	Pensions				OPEB
(Millions of dollars) Year Ended December 31,	2009		2008
	U.S.	INTL	U.S.	INTL	2009	2008
Change in Benefit Obligation (PBO)
Benefit obligation January 1	$1,253	$431	$1,307	$574	$229	$250
Service cost	26	13	29	12	6	6
Interest cost	79	41	76	31	16	15
Participant contributions	—	—	—	—	8	8
Plan amendment	—	—	—	10	—	—
Actuarial loss (gain)	97	61	(72)	(62)	25	(17)
Benefits paid	(71)	(47)	(87)	(26)	(29)	(22)
Curtailment/ settlement	—	—	—	(1)	—	—
Acquisition/ divestiture	1	—	—	1	—	—
Foreign currency translation	—	61	—	(108)	8	(11)

Benefit obligation, December 31	$1,385	$560	$1,253	$431	$263	$229

Accumulated benefit obligation (ABO)	$1,310	$524	$1,203	$393

Change in Plan Assets
Fair value of plan assets, January 1	$734	$378	$1,136	$548	$—	$—
Actual return on plan assets	170	49	(348)	(52)	—	—
Company contributions	113	15	—	20	—	—
Benefits paid from plan assets	(59)	(39)	(54)	(26)	—	—
Foreign currency translation	—	62	—	(112)	—	—

Fair value of plan assets, December 31	$958	$465	$734	$378	$—	$—

Funded Status, End of Year	$(427)	$(95)	$(519)	$(53)	$(263)	$(229)

Recorded in the Balance Sheet
Other long-term assets	$—	$59	$—	$44	$—	$—
Other current liabilities	(6)	(6)	(7)	(5)	(20)	(16)
Other long-term liabilities	(421)	(148)	(512)	(92)	(243)	(213)

Net amount recognized, December 31	$(427)	$(95)	$(519)	$(53)	$(263)	$(229)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actuarial loss (gain)	$616	$119	$614	$66	$10	$(10)
Prior service cost (credit)	(2)	35	(3)	29	6	—
Deferred tax benefit	(234)	(35)	(212)	(22)	(13)	(5)

Amount recognized in accumulated other comprehensive income (loss) (Note 7)	$380	$119	$399	$73	$3	$(15)

The changes in plan assets and benefit obligations recognized in other comprehensive income in 2009 and 2008 are as follows:

	Pensions		OPEB
	2009	2008	2009	2008
Current year net actuarial loss (gain)*	$68	$386	$25	$(23)
Amortization of net actuarial loss	(15)	(15)	—	—
Plan amendment	—	10	—	—
Amortization of prior service costs	(2)	(1)	2	2
Foreign currency translation and other	11	(28)	(1)	10

Total recognized in other comprehensive income	$62	$352	$26	$(11)

*	The pension net actuarial loss in 2009 relates primarily to lower discount rates and in 2008, relates primarily to asset returns below expected returns. The OPEB net actuarial gain relates primarily to discount rate changes in both periods.

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during 2010 are as follows (in millions):

	Pension	OPEB
Net actuarial loss (gain)	$30	$—
Prior service cost (credit)	2	(2)

	$32	$(2)

The following table provides information for pension plans where the accumulated benefit obligation exceeds the fair value of the plan assets:

	Pensions
(Millions of dollars)	2009		2008
Year Ended December 31,	U.S.	INTL	U.S.	INTL
Obligation in Excess of Plan Assets
Projected benefit obligation (PBO)	$1,385	$385	$1,253	$265
Accumulated benefit obligation (ABO)	$1,310	$368	$1,203	$251
Fair value of plan assets	$958	$232	$734	$177

Assumptions

The assumptions used to determine the benefit obligations and the net benefit cost for the pension and OPEB plans are shown below:

	Pensions
	U.S.		INTL		OPEB
	2009	2008	2009	2008	2009	2008
Weighted average assumptions used to determine benefit obligations at December 31,
Discount rate	5.90%	6.50%	7.70%	8.20%	6.60%	6.95%
Rate of increase in compensation levels	3.50%	3.25%	3.90%	4.00%	N/A	N/A

Weighted average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	6.50%	6.20%	8.20%	6.85%	6.95%	6.20%
Rate of increase in compensation levels	3.25%	3.50%	4.00%	3.00%	N/A	N/A
Expected long-term rate of return on plan assets *	8.25%	8.25%	9.10%	8.50%	N/A	N/A

*	For 2010, the expected long-term rate of return on plan assets will be 8.25% for the U.S. plans. Expected weighted average returns for international plans will vary. These rates are determined annually by management based on a weighted average of current and historical market trends, historical and expected portfolio performance and the current and expected portfolio mix of investments.

	OPEB
	2010	2009
Assumed healthcare cost trend rates
Healthcare cost trend assumed	8.00%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2011

These healthcare-cost trend rate assumptions have an impact on the amounts reported. However, cost caps limit the impact on the net OPEB benefit cost in the U.S. To illustrate the effect, a one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage Point
(Millions of dollars)	Increase	Decrease
Effect on the total of service and interest cost components of net OPEB benefit cost	$1	$(1)
Effect on OPEB benefit obligation	$9	$(9)

Pension Plan Assets

The investments of the U.S. pension plan are managed to meet the future expected benefit liabilities of the plan over the long term by investing in diversified portfolios consistent with prudent diversification and historical and expected capital market returns. When Praxair became an independent, publicly traded company in 1992, its former parent retained all liabilities for its term-vested and retired employees. Praxair’s plan received assets and retained pension liabilities for its own active employee base. Therefore, the liabilities under the Praxair U.S. pension plan mature at a later date compared to pension funds of other similar companies. Investment strategies are reviewed by the finance and pension committee of the board of directors and investment performance is tracked against appropriate benchmarks. There are no concentrations of risk as it relates to the assets within the plans.

The international pension plans are managed individually based on diversified investment portfolios, with different target asset allocations that vary for each plan.

Praxair’s U.S. and international pension plans’ weighted-average asset allocations at December 31, 2009 and 2008, and the target asset allocation range for 2009, by major asset category are as follows:

Asset Category	U.S.			INTL
	Target	2009	2008	Target	2009	2008
Equity securities	60%-80%	66%	56%	30%-50%	39%	38%
Fixed income securities	20%-40%	34%	44%	40%-60%	53%	61%
Other	—	—	—	0% -10%	8%	1%

The following table summarizes pension assets measured at fair value by asset category at December 31, 2009 (see Note 13 for definition of the levels):

	Fair Value Measurements Using			Total
(Millions of dollars)	Level 1	Level 2	Level 3*
Cash and cash equivalents	$7	$—	$—	$7
Equity securities:
U.S. equities	343	—	—	343
International equities	69	—	—	69
Mutual funds	286	—	—	286
Pooled funds	—	112	—	112
Fixed income securities:
U.S. government bonds	29	—	—	29
International government bonds	144	—	—	144
Mutual funds	136	—	—	136
Corporate bonds	—	156	—	156
Pooled funds	—	101	—	101
Other:
Insurance contracts	—	—	37	37
Private equity	—	—	3	3

Fair value of plan assets, December 31, 2009	$1,014	$369	$40	$1,423

*	The following table summarizes changes in fair value of the pension plan assets classified as level 3 for the period ended December 31, 2009:

(Millions of dollars)	Private Equity	Insurance Contracts	Total
Balance, beginning of year	$4	$39	$43
Gains or losses for the period	(1)	1	—
Net settlements	—	(3)	(3)

Balance, end of year	$3	$37	$40

The descriptions and fair value methodologies for the U.S. and International pension plan assets are as follows:

Cash and Cash Equivalents – This category includes cash and short-term interest bearing investments with maturities of three months or less. Investments are valued at cost plus accrued interest. Cash and cash equivalents are classified within level 1 of the valuation hierarchy.

Equity Securities – This category is comprised of shares of common stock in U.S. and international companies from a diverse set of industries and size. Common stock is valued at the closing market price reported on a U.S. or international exchange where the security is actively traded. Equity securities are classified within level 1 of the valuation hierarchy.

Mutual Funds and Pooled Funds – This category consists of publicly and privately managed funds that invest primarily in marketable equity and fixed income securities. The fair value of these investments is determined by reference to the net asset value of the underlying securities of the fund. Shares of publicly traded mutual funds are valued at the net asset value quoted on the exchange where the fund is traded and are classified as level 1 within the valuation hierarchy. Units of pooled funds are valued at the per unit net asset value determined by the fund manager and are classified as level 2 within the valuation hierarchy.

U.S. and International Government Bonds – This category includes U.S. treasuries, U.S. federal agency obligations and international government debt. The majority of these investments are valued at the closing market prices reported on the exchange where the security is traded and are classified as level 1 within the valuation hierarchy. If quoted market prices are not available for a specific government security, the fair value is determined using quoted prices of similar securities in active markets and is classified as level 2 within the valuation hierarchy.

Corporate Bonds – This category is comprised of corporate bonds of U.S. and international companies from a diverse set of industries and size. The fair values for U.S. and international corporate bonds are determined using quoted prices of similar securities in active markets and observable data or broker or dealer quotations. The fair values for these investments are classified as level 2 within the valuation hierarchy.

Private Equity and Insurance Contracts – The fair value of private equity investments is determined based on a discounted cash flow model and is classified within level 3 of the valuation hierarchy. The fair value of insurance contracts is determined based on the cash surrender value of the insurance contract, which is determined based on such factors as the fair value of the underlying assets and discounted cash flow. These contracts are with highly rated insurance companies. Insurance contracts are classified within level 3 of the valuation hierarchy.

Contributions

Pension contributions were $128 million in 2009, $20 million in 2008 and $22 million in 2007. Estimates of 2010 contributions are in the range $50 million to $75 million.

Estimated Future Benefit Payments

The following table presents estimated future benefit payments, net of participant contributions:

(Millions of dollars)	Pensions		OPEB *
Year Ended December 31,	U.S.	INTL
2010	$71	$33	$21
2011	$75	$33	$21
2012	$80	$35	$21
2013	$84	$36	$21
2014	$90	$36	$22
2015 – 2019	$488	$205	$100

*	Estimated future benefit payments are net of expected Medicare subsidy receipts of $27 million over the next ten years.

NOTE 17. COMMITMENTS AND CONTINGENCIES

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

Among such matters are:

•

Claims brought by welders alleging that exposure to manganese contained in welding fumes caused neurological injury. Praxair has never manufactured welding consumables. Such products were manufactured prior to 1985 by a predecessor company of Praxair. As of December 31, 2009, Praxair was a co-defendant with many other companies in lawsuits alleging personal injury caused by manganese contained in welding fumes. There were a total of 863 individual claimants in these cases. The cases were pending in several state and federal courts. The federal cases have been transferred to the U.S. District Court for the Northern District of Ohio for coordinated pretrial proceedings. The plaintiffs seek unspecified compensatory and, in most instances, punitive damages. In the past, Praxair has either been dismissed from the cases with no payment or has settled a few cases for nominal amounts. These claims raise numerous, individual issues that make them generally unsuited for class action status. Separately, various class actions for medical monitoring have been proposed but none have been certified. No reserves have been recorded for these cases as management does not believe that a loss from them is probable or reasonably estimable.

•

An investigation by Spanish prosecutors relating to income tax credits generated by certain of the company’s Spanish subsidiaries prior to 2002 totaling approximately $172 million. These tax positions relate to statutory interpretation matters and are under criminal investigation, although some have previously been the subject of civil tax proceedings. Praxair had previously recorded a full liability, including interest, for these tax positions and management does not believe penalties are likely or reasonably estimable at this time. Also, the Spanish prosecutors are attempting to expand the investigation to include additional transactions subsequent to 2002. The company believes it has strong defenses and is vigorously defending against any such proceedings and expansion.

•

Claims by the Brazilian taxing authorities against several of the company’s Brazilian subsidiaries relating to non-income and income tax matters. During May 2009, the Brazilian government published Law 11941/2009 instituting a new voluntary amnesty (“Refis Program”) which allowed Brazilian companies to settle certain Federal tax disputes at reduced amounts. During the 2009 third quarter, Praxair decided that it was economically beneficial to settle many of its outstanding federal tax disputes and, prior to the November 30, 2009 deadline, these disputes were enrolled in the Refis Program and settled (See Note 2 for a summary of the impact of this decision). The Refis Program settlement is subject to final calculation and review by the Brazilian government: the company anticipates the review will conclude during the next year and any differences from amounts recorded will be adjusted to income at that time.

As a result of the Refis Program enrollment, at December 31, 2009 the company’s Brazilian subsidiaries have a reduced level of claims outstanding by the Brazilian taxing authorities. The most significant remaining claims relate to two Brazilian state tax matters associated with disputes related to documentation, establishment, and validity of credits; and, a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties as appropriate, is approximately $190 million. Praxair has recorded liabilities totaling $54 million related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

On January 19, 2010, the state of Rio de Janeiro in Brazil published Law 5647/2010 instituting a new voluntary amnesty program which allows Brazilian companies to settle certain state tax disputes by April 30, 2010 at reduced amounts. Praxair is currently evaluating this program and will record the impact, if any, when decisions are made.

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

The following table sets forth Praxair’s material commitments and contractual obligations as of December 31, 2009, excluding leases, tax liabilities for uncertain tax positions, other post retirement and pension obligations which are summarized elsewhere in the financial statements (see Notes 4, 5, 11, and 16):

(Millions of dollars)	Unconditional Purchase Obligations	Construction Commitments	Guarantees and Other
Expiring through December 31,
2010	$483	$746	$177
2011	335	207	—
2012	283	14	—
2013	269	—	—
2014	299	—	—
Thereafter	1,795	—	19

	$3,464	$967	$196

Unconditional purchase obligations of $3,464 million represent contractual commitments under various long- and short-term, take-or-pay arrangements with suppliers and are not included on Praxair’s balance sheet. These obligations are primarily minimum purchase commitments for helium, electricity, natural gas and feedstock used to produce atmospheric and process gases. During 2009, payments under these contracts totaled $1,020 million, including $581 million for electricity and $195 million for natural gas. A significant portion of these obligations is passed on to customers through similar take-or-pay contractual arrangements. Purchase obligations which are not passed along to customers do not represent a significant risk to Praxair.

Construction commitments of $967 million represent outstanding commitments to customers or suppliers to complete authorized construction projects as of December 31, 2009. A significant portion of Praxair’s capital spending is related to the construction of new production facilities to satisfy customer commitments which may take a year or more to complete.

Guarantees and other of $196 million include $63 million related to Praxair’s contingent obligations under guarantees of certain debt of unconsolidated affiliates, $98 million related to put option agreements with certain affiliated companies and $35 million of various guarantees relating to outstanding receivables and repurchase agreements. Unconsolidated equity investees had total debt of approximately $483 million at December 31, 2009, which was non-recourse to Praxair with the exception of the guaranteed portions described above. The put option agreements are primarily related to majority-owned packaged gas subsidiaries in the United States and give the minority shareholders the right to require Praxair to purchase their shares at a predefined price calculation. Praxair has no financing arrangements with closely-held related parties.

At December 31, 2009, Praxair had undrawn outstanding letters of credit, bank guarantees and surety bonds valued at approximately $1,235 million from financial institutions. These related primarily to customer contract performance guarantees (including plant construction in connection with certain on-site contracts), self-insurance claims and other commercial and governmental requirements, including foreign litigation matters.

NOTE 18. SEGMENT INFORMATION

The company’s operations are organized into five reportable segments, four of which have been determined on a geographic basis of segmentation: North America, Europe, South America and Asia. In addition, Praxair operates its worldwide surface technologies business through its wholly-owned subsidiary, Praxair Surface Technologies, Inc., which represents the fifth reportable segment.

Praxair’s operations consist of two major product lines: industrial gases and surface technologies. The industrial gases product line centers on the manufacturing and distribution of atmospheric gases (oxygen, nitrogen, argon, rare gases) and process gases (carbon dioxide, helium, hydrogen, electronic gases, specialty gases, acetylene). Many of these products are co-products of the same manufacturing process. Praxair manufactures and distributes nearly all of its products and manages its customer relationships on a regional basis. Praxair’s industrial gases are distributed to various end markets within a regional segment through one of three basic distribution methods: on-site or tonnage; merchant; and packaged or cylinder gases. The distribution methods are generally integrated in order to best meet the customer’s needs and very few of its products can be economically transported outside of a region. Therefore, the distribution economics are specific to the various geographies in which the company operates and are consistent with how management assesses performance.

Praxair evaluates the performance of its reportable segments based primarily on operating profit, excluding inter-company royalties and special items. For 2009, segment operating profit excludes the impact of Brazil tax amnesty program and other charges of $306 million and for 2008 excludes cost reduction and other charges of $194 million, because management evaluates the performance of its segments based on operating profit, excluding special items such as these (see Note 2). Sales are determined based on the country in which the legal subsidiary is domiciled. Corporate and globally managed expenses, and research and development costs relating to Praxair’s global industrial gases business, are allocated to operating segments based on sales.

The table below presents information about reportable segments for the years ended December 31, 2009, 2008 and 2007.

(Millions of dollars)	2009	2008	2007
Sales (a)
North America	$4,626	$5,939	$5,185
Europe	1,283	1,502	1,345
South America	1,645	1,889	1,604
Asia	885	891	746
Surface Technologies	517	575	522

	$8,956	$10,796	$9,402

Operating Profit
North America	$1,044	$1,078	$947
Europe	268	365	315
South America	350	389	311
Asia	138	149	121
Surface Technologies	81	96	92

Segment operating profit	1,881	2,077	1,786
Brazil tax amnesty program and other charges (Note 2)	(306)	(194)	—

Total operating profit	$1,575	$1,883	$1,786

Total Assets (b)
North America	$6,902	$6,637	$6,591
Europe	2,312	2,270	2,301
South America	2,854	2,150	2,580
Asia	1,595	1,451	1,388
Surface Technologies	654	546	522

	$14,317	$13,054	$13,382

Depreciation and Amortization
North America	$441	$440	$405
Europe	124	129	120
South America	144	151	132
Asia	100	95	85
Surface Technologies	37	35	32

	$846	$850	$774

Capital Expenditures and Acquisitions
North America (Note 3)	$759	$920	$1,085
Europe (Note 3)	145	194	251
South America	222	307	226
Asia	211	269	244
Surface Technologies (Note 3)	146	51	46

	$1,483	$1,741	$1,852

Sales by Major Country
United States	$3,649	$4,713	$4,093
Brazil	1,327	1,579	1,351
Other – foreign	3,980	4,504	3,958

	$8,956	$10,796	$9,402

Long-lived Assets by Major Country (c)
United States	$3,360	$3,145	$2,883
Brazil	1,432	1,047	1,273
Other – foreign	4,198	3,730	3,807

	$8,990	$7,922	$7,963

(a)	Sales reflect external sales only. Intersegment Sales, primarily from North America to other segments, were not significant.

(b)	Includes equity investments as of December 31 as follows:

(Millions of dollars)	2009	2008	2007
North America	$57	$63	$61
Europe	300	286	273
Asia	78	67	53

	$435	$416	$387

(c)	Long-lived assets include property, plant and equipment – net.

NOTE 19.	QUARTERLY DATA (UNAUDITED)

(Dollar amounts in millions, except per share data)

2009	1Q	2Q	3Q*	4Q	YEAR*
Sales	$2,123	$2,138	$2,288	$2,407	$8,956
Cost of sales, exclusive of depreciation and amortization	$1,195	$1,190	$1,277	$1,370	$5,032
Depreciation and amortization	$199	$207	$217	$223	$846
Operating profit	$442	$447	$174	$512	$1,575
Net income—Praxair, Inc.	$290	$299	$325	$340	$1,254

Basic Per Share Data
Net income	$0.94	$0.97	$1.06	$1.11	$4.08
Weighted average shares (000’s)	307,818	307,957	307,360	307,569	307,676

Diluted Per Share Data
Net income	$0.93	$0.96	$1.04	$1.09	$4.01
Weighted average shares (000’s)	311,311	312,429	312,182	312,624	312,382

2008	1Q*	2Q	3Q	4Q*	YEAR*
Sales	$2,663	$2,878	$2,852	$2,403	$10,796
Cost of sales, exclusive of depreciation and amortization	$1,595	$1,748	$1,734	$1,418	$6,495
Depreciation and amortization	$210	$216	$218	$206	$850
Operating profit	$482	$543	$544	$314	$1,883
Net income—Praxair, Inc.	$307	$349	$355	$200	$1,211

Basic Per Share Data
Net income	$0.98	$1.11	$1.13	$0.65	$3.87
Weighted average shares (000’s)	313,936	315,312	313,749	307,636	312,658

Diluted Per Share Data
Net income	$0.96	$1.08	$1.11	$0.64	$3.80
Weighted average shares (000’s)	320,409	322,088	319,505	310,719	318,302

*	The third quarter and full year 2009 includes the impact of the Brazil tax amnesty program and other charges of $306 million (net after-tax benefit of $7 million). The first quarter 2008 includes the impact of a pension settlement charge of $17 million ($11 million after-tax). The fourth quarter 2008 includes the impact of cost reduction program and other charges of $177 million ($114 million after-tax and noncontrolling interests). The full year 2008 includes the impact of both charges. See Note 2 for more detailed information relating to these charges.

NOTE 20. SUBSEQUENT EVENT – VENEZUELA CURRENCY DEVALUATION

On January 8, 2010, Venezuela announced a devaluation of the Venezuelan bolivar and created a two tier exchange rate system. Under the new system, a 2.60 exchange rate between the bolivar and the U.S. dollar (which implies 17.3% devaluation) will apply for essential goods while an exchange rate of 4.3 (implying 50% devaluation) will apply for all remaining sectors, including Praxair’s operations.

Praxair’s preliminary assessment of the impact of the devaluation is that the company will incur a net income charge of approximately $0.08 per diluted share in the first quarter of 2010 due primarily to the remeasurement of the local Venezuelan balance sheet to reflect the new official 4.3 exchange rate. Aside from this charge, the company does not expect the impact on results of operations for 2010 to be significant. The January devaluation did not impact Praxair’s 2009 results of operations, financial position or cash flows.

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

Management’s Report on Internal Control Over Financial Reporting

Praxair’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, Praxair conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (often referred to as COSO). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2009.

Praxair’s evaluation of internal control over financial reporting as of December 31, 2009 did not include the internal control over financial reporting related to Sermatech International Holdings Corp. because it was acquired by Praxair in a business purchase combination consummated on July 1, 2009. Total assets and sales for this acquisition represent 1% and 0.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009 (See Note 3 to the consolidated financial statements in Item 8).

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued their opinion on the company’s internal control over financial reporting as of December 31, 2009 as stated in their report in Item 8.

Changes in Internal Control over Financial Reporting

There were no changes in Praxair’s internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, Praxair’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this item is incorporated herein by reference to the sections captioned “The Board of Directors”, “Executive Officers” and “Corporate Governance And Board Practices-Section 16(a) Beneficial Ownership Reporting Compliance” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2010.

Identification of the Audit Committee

Praxair has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The members of that Audit Committee are Raymond W. LeBoeuf, Chairman, Claire W. Gargalli, Ira D. Hall, Larry D. McVay and H. Mitchell Watson, Jr.

Audit Committee Financial Expert

The Praxair Board of Directors has determined that each of, Raymond W. LeBoeuf, Ira D. Hall and H. Mitchell Watson, Jr. is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act and is independent within the meaning of the independence standards adopted by the Board of Directors and those of the New York Stock Exchange.

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

Information required by this item is incorporated herein by reference to the sections captioned “Executive Compensation” and “Director Compensation” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans Information – The table below provides information as of December 31, 2009 about company stock that may be issued upon the exercise of options, warrants and rights granted to employees or members of Praxair’s Board of Directors under present and former equity compensation plans, including plans approved by shareholders and one plan which has not been approved by shareholders, the 1996 Praxair, Inc. Performance Incentive Plan (the 1996 Plan). The equity compensation plan not approved by shareholders was terminated in March 2001 and directors and officers of the company were not eligible to participate in that plan. Shareholder approval of that plan was not required under applicable NYSE rules. The 1996 Plan provided for granting nonqualified or incentive stock options, stock grants, performance awards and other stock related incentives for key employees. The exercise price under the 1996 Plan was equal to the closing price of Praxair’s common stock on the date of grant. Options that were granted under this plan became exercisable after one or more years after the date of grant and the option term was no more than ten years.

EQUITY COMPENSATION PLANS TABLE

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	18,216,860	(1)	$55.82	12,253,465
Equity compensation plans not approved by shareholders	1,012,669		$21.77	—

Total	19,229,529		$53.98	12,253,465

(1)	This amount includes 97,514 restricted shares and 448,850 performance shares. Up to an additional 246,360 performance shares could be issued if performance goals are achieved at the maximum specified targets. See Note 15 to the consolidated financial statements.

Certain information required by this item regarding the beneficial ownership of the Company’s common stock is incorporated herein by reference to the section captioned “Share Ownership” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference to the sections captioned “Corporate Governance And Board Practices – Review, Approval or Ratification of Transactions with Related Persons,” “Corporate Governance And Board Practices – Certain Relationships and Transactions,” and “Corporate Governance And Board Practices – Director Independence” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated herein by reference to the section captioned “The Independent Auditor” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	The company’s 2009 Consolidated Financial Statements and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules – All financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits – The exhibits filed as part of this Annual Report on Form 10-K are listed in the accompanying index.

SIGNATURES

Praxair, Inc. and Subsidiaries

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAXAIR, INC. (Registrant)

Date: February 24, 2010	By:	/s/ MATTHEW J. WHITE
Matthew J. White Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2010.

/s/ STEPHEN F. ANGEL Stephen F. Angel Chairman, President, Chief Executive Officer and Director	/s/ JAMES S. SAWYER James S. Sawyer Executive Vice President and Chief Financial Officer	/S/ NANCE K. DICCIANI Nance K. Dicciani Director

/S/ EDWARD G. GALANTE Edward G. Galante Director	/s/ CLAIRE W. GARGALLI Claire W. Gargalli Director	/s/ IRA D. HALL Ira D. Hall Director

/s/ RAYMOND W. LEBOEUF Raymond W. LeBoeuf Director	/s/ LARRY D. MCVAY Larry D. McVay Director	/s/ WAYNE T. SMITH Wayne T. Smith Director

/s/ H. MITCHELL WATSON, JR. H. Mitchell Watson, Jr. Director	/s/ ROBERT L. WOOD Robert L. Wood Director

INDEX TO EXHIBITS

Praxair, Inc. and Subsidiaries

Exhibit No.	Description
3.01	Restated Certificate of Incorporation of Praxair, Inc. as filed with the Secretary of State of the State of Delaware on May 6, 2008 (Filed as Exhibit 3.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, Filing No. 1-11037, and incorporated herein by reference).

3.02	Amended and Restated By-Laws of Praxair, Inc. (Filed as Exhibit 3.02 to the Company’s Current Report on Form 8-K dated December 12, 2007, Filing No. 1-11037, and incorporated herein by reference).

3.03	Certificate of Designations for the 7.48% Cumulative Preferred Stock, Series A (Filed on February 13, 1997 as Exhibit 3.3 to Amendment #1 to the Company’s Registration Statement on Form S-3, Registration No. 333-18141).

3.04	Certificate of Designations for the 6.75% Cumulative Preferred Stock, Series B (Filed on February 13, 1997 as Exhibit 3.4 to Amendment #1 to the Company’s Registration Statement on Form S-3, Registration No. 333-18141).

4.01	Common Stock Certificate (Filed as Exhibit 4.01 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

4.02	Indenture, dated as of July 15, 1992, between Praxair, Inc. and U.S. Bank National Association, as the ultimate successor trustee to Bank of America, Illinois, (formerly Continental Bank, National Association (Filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated March 19, 2007, Filing No. 1-11037, and incorporated herein by reference).

4.03	Copies of the agreements relating to long-term debt which are not required to be filed as exhibits to this Annual Report on Form 10-K will be furnished to the Securities and Exchange Commission upon request.

4.04	Series A Preferred Stock Certificate (Filed on February 7, 1997 as Exhibit 4.3 to Amendment #1 to the Company’s Registration Statement on Form S-3, Registration No. 333-18141).

4.05	Series B Preferred Stock Certificate (Filed on February 7, 1997 as Exhibit 4.4 to Amendment #1 to the Company’s Registration Statement on Form S-3, Registration No. 333-18141).

*10.01	Amended and Restated 2002 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.01 to the Company’s 2003 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.01a	Amendment, dated as of October 24, 2006, to the Amended and Restated 2002 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.01a to the Company’s 2006 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.01b	Amendment, dated as of January 23, 2007, to the Amended and Restated 2002 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.01b to the Company’s 2006 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.01c	Form of Standard Option Award under the 2002 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.01c to the Company’s 2007 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.01d	Form of Transferable Option Award under the 2002 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.01d to the Company’s 2007 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

Exhibit No.	Description
*10.01e	Form of Performance Share Award under the 2002 Praxair, Inc. Long Term Incentive Plan effective for 2007-2008 (Filed as Exhibit 10.01e to the Company’s 2006 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.01f	Form of Performance Share Award under the 2002 Praxair, Inc. Long Term Incentive Plan effective for 2009 (Filed as Exhibit 10.01f to the Company’s 2008 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.02	Form of Executive Severance Compensation Agreement effective January 1, 2009 (Filed as Exhibit 10.02 to the Company’s 2008 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.03	2002 Praxair, Inc. Variable Compensation Plan amended and restated effective January 1, 2008 (Filed as Exhibit 10.03 to the Company’s 2008 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.04	Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Filed as Exhibit 10.04 to the Company’s 2003 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.04a	First Amendment, dated as of October 24, 2006, to the Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Filed as Exhibit 10.04a to the Company’s 2006 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.04b	2005 Equity Compensation Plan for Non-Employee Directors of Praxair, Inc. amended and restated effective January 26, 2010 is filed herewith.

*10.04c	Form of Option Award under the 2005 Equity Compensation Plan for Non-Employee Directors of Praxair, Inc (Filed as Exhibit 10.04a to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, Filing No. 1-11037, and incorporated herein by reference).

*10.05a	Praxair, Inc. Supplemental Retirement Income Plan A effective January 1, 2008 (Filed as Exhibit 10.05a to the Company’s 2008 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.05b	First amendment to the Praxair, Inc. Supplemental Retirement Income Plan A effective January 1, 2010 is filed herewith.

*10.05c	Praxair, Inc. Supplemental Retirement Income Plan B amended and restated effective December 31, 2007 (Filed as Exhibit 10.05b to the Company’s 2008 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference)

*10.05d	First amendment to the Praxair, Inc. Supplemental Retirement Income Plan B effective January 1, 2010 is filed herewith.

*10.05e	Praxair, Inc. Equalization Benefit Plan amended and restated effective December 31, 2007 (Filed as Exhibit 10.05c to the Company’s 2008 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.05f	First amendment to the Praxair, Inc. Equalization Benefit Plan amended and restated effective January 1, 2010 is filed herewith.

*10.06	Praxair, Inc. Director’s Fees Deferral Plan amended and restated effective January 26, 2010 is filed herewith.

*10.07	Praxair Compensation Deferral Program amended and restated as of January 1, 2005 (Filed as Exhibit 10.07 to the Company’s 2008 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

Exhibit No.	Description
10.08	Transfer Agreement dated January 1, 1989, between Union Carbide Corporation and the registrant (Filed as Exhibit 10.06 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.08a	Amendment No. 1 dated as of December 31, 1989, to the Transfer Agreement (Filed as Exhibit 10.07 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.08b	Amendment No. 2 dated as of July 2, 1990, to the Transfer Agreement (Filed as Exhibit 10.08 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.08c	Amendment No. 3 dated as of January 2, 1991, to the Transfer Agreement (Filed as Exhibit 10.09 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.09	Transfer Agreement dated January 1, 1989, between Union Carbide Corporation and Union Carbide Coatings Service Corporation (Filed as Exhibit 10.14 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.09a	Amendment No. 1 dated as of December 31, 1989, to the Transfer Agreement (Filed as Exhibit 10.15 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.09b	Amendment No. 2 dated as of July 2, 1990, to the Transfer Agreement (Filed as Exhibit 10.16 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.10	Additional Provisions Agreement dated as of June 4, 1992 (Filed as Exhibit 10.21 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.11	Amended and Restated Realignment Indemnification Agreement dated as of June 4, 1992 (Filed as Exhibit 10.23 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.12	Environmental Management, Services and Liabilities Allocation Agreement dated as of January 1, 1990 (Filed as Exhibit 10.13 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.12a	Amendment No. 1 to the Environmental Management, Services and Liabilities Allocation Agreement dated as of June 4, 1992 (Filed as Exhibit 10.22 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.13	Danbury Lease-Related Services Agreement dated as of June 4, 1992 (Filed as Exhibit 10.24 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.13a	First Amendment to Danbury Lease-Related Services Agreement (Filed as Exhibit 10.13a to the Company’s 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.14	Danbury Lease Agreements, as amended (Filed as Exhibit 10.26 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.14a	Second Amendment to Linde Data Center Lease (Danbury) (Filed as Exhibit 10.14a to the Company’s 1993 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

Exhibit No.	Description
10.14b	Fourth Amendment to Carbide Center Lease (Filed as Exhibit 10.14b to the Company’s 1993 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.14c	Third Amendment to Linde Data Center Lease (Filed as Exhibit 10.14c to the Company’s 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.14d	Fifth Amendment to Carbide Center Lease (Filed as Exhibit 10.14d to the Company’s 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.14e	Sixth Amendment to Carbide Center Lease (Filed as Exhibit 10.14e to the Company’s 2004 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.15	Employee Benefits Agreement dated as of June 4, 1992 (Filed as Exhibit 10.25 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.15a	First Amendatory Agreement to the Employee Benefits Agreement (Filed as Exhibit 10.15a to the Company’s 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.16	Tax Disaffiliation Agreement dated as of June 4, 1992 (Filed as Exhibit 10.20 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.17	$1 Billion Credit Agreement dated as of December 23, 2004 among Praxair, Inc., The Eligible Subsidiaries Referred to Therein, The Lenders Listed Therein, JP Morgan Chase Bank, N. A., as Administrative Agent, Bank of America, N. A., as Syndication Agent, and Citibank, N. A. and Credit Suisse First Boston as Co-Documentation Agents (Filed as Exhibit 10.17 to the Company’s 2004 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.17a	Amendment No. 1, dated February 15, 2006, to $1 Billion Credit Agreement, dated as of December 23, 2004 (referenced as Exhibit 10.17) (Filed as Exhibit 10.17a to the Company’s 2005 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.17b	Extension Agreement, dated October 18, 2006, to $1 Billion Credit Agreement, dated as of December 23, 2004 (Filed as Exhibit 10.17b to the Company’s 2006 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.17c	Extension Agreement to $1 Billion Credit Agreement, dated as of December 23, 2004, with Wells Fargo Bank, N.A. is filed herewith.

10.17d	Extension Agreement to $1 Billion Credit Agreement, dated as of December 23, 2004 with Bank of America, N.A. is filed herewith

10.17e	Assignment and Assumption Agreement dated December 11, 2009 related to the $1 Billion Credit Agreement, dated as of December 23, 2004, is filed herewith.

10.18	€450 Million Facility Agreement dated as of November 29, 2004 among Praxair Euroholding, S. L., an indirect wholly-owned subsidiary of the Company, as Borrower, Praxair, Inc., as Guarantor, The Lenders Party Thereto, Citigroup Global Markets, Inc., as Syndication Agent and ABN AMRO Bank N. V., as Administrative Agent and Documentation Agent (Filed as Exhibit 10.18 to the Company’s 2004 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.18a	Amendment No. 1 to €450 Million Facility Agreement (Filed as Exhibit 10.18a to the Company’s Current Report on Form 8-K dated March 1, 2005, Filing No. 1-11037, and incorporated herein by reference).

*10.19	Praxair, Inc. Plan for Determining Performance-Based Awards Under Section 162(m) (included as Appendix 4 to the Company’s definitive proxy statement for its 2006 annual meeting of shareholders filed on March 21, 2006 and incorporated herein by reference).

Exhibit No.	Description
*10.20	Service Credit Arrangement for Stephen F. Angel dated May 23, 2007 was filed as Exhibit 10.20 to the Company’s Form 8-K filed on May 24, 2007 and is incorporated herein by reference.

*10.21	2009 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, Filing No. 1-11037, and incorporated herein by reference).

*10.22	Form of Standard Option Award under the 2009 Praxair, Inc. Long Term Incentive Plan is filed herewith.

*10.23	Form of Transferable Option Award under the 2009 Praxair, Inc. Long Term Incentive Plan is filed herewith.

*10.24	Form of Restricted Stock Unit Award under the 2009 Praxair, Inc. Long Term Incentive Plan is filed herewith

*10.25	Form of Performance Share Unit Award under the 2009 Praxair, Inc. Long Term Incentive Plan is filed herewith

10.26	Terms Agreement dated March 4, 2008 between the Company and Credit Suisse Securities, and other underwriters for the issuance and sale of $500,000,000 4.625% Notes due 2015, filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated March 7, 2008, Filing No. 1-11037, and incorporated herein by reference.

10.27	Terms Agreement dated March 23, 2009 among the Company, Banc of America Securities LLC, Citigroup Global Markets, Inc., and other underwriters for the issuance and sale of $300,000,000 4.375% Notes due 2014, filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated March 26, 2009, Filing No. 1-11037, and incorporated herein by reference.

10.28	Terms Agreement dated May 20, 2009 among the Company, Citigroup Global Markets, Inc., RBS Securities Inc. as underwriters for the issuance and sale of $500,000,000 Floating Rate Notes due 2010, filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated May 26, 2009, Filing No. 1-11037, and incorporated herein by reference.

10.29	Terms Agreement dated August 10, 2009 among the Company, Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and HSBC Securities (USA) Inc., and other underwriters for the issuance and sale of $600,000,000 4.5% Notes due 2019, filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated August 13, 2009, Filing No. 1-11037, and incorporated herein by reference.

10.30	Terms Agreement dated August 27, 2009 among the Company, Citigroup Global Markets, Inc., RBS Securities Inc, and other underwriters for the issuance and sale of $400,000,000 3.25% Notes due 2015, filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated September 1, 2009, Filing No. 1-11037, and incorporated herein by reference.

10.31	Terms Agreement dated November 10, 2009 among the Company, Banc of America Securities LLC, Deutsche Bank Securities Inc., and other underwriters for the issuance and sale of $400,000,000 1.75% Notes due 2012, filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated November 16, 2009, Filing No. 1-11037, and incorporated herein by reference.

10.32	Terms Agreement dated January 11, 2010 among the Company, Citigroup Global Markets, Inc., HSBC Securities (USA) Inc., RBS Securities Inc and other underwriters for the issuance and sale of $500,000,000 2.125% Notes due 2013, filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated January 14, 2010, Filing No. 1-11037, and incorporated herein by reference.

12.01	Computation of Ratio of Earnings to Fixed Charges.

21.01	Subsidiaries of Praxair, Inc.

23.01	Consent of Independent Registered Public Accounting Firm.

Exhibit No.	Description
31.01	Rule 13a-14(a) Certification

31.02	Rule 13a-14(a) Certification

32.01	Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act).

32.02	Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act).

101	The following financial statements from Praxair, Inc’s Annual Report on Form 10-K for the year ended December 31, 2009, filed February 24, 2010, formatted in XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Equity, (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

Copies of exhibits incorporated by reference can be obtained from the SEC and are located in SEC File No. 1-11037.

*	Indicates a management contract or compensatory plan or arrangement.