Form 10-Q
period 2010-03-31
PRAXAIR INC
filed 2010-04-28
CIK 884905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

At March 31, 2010, 305,948,086 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions of dollars, except per share data)

(UNAUDITED)

	Quarter Ended March 31,
	2010	2009
SALES	$2,428	$2,123
Cost of sales, exclusive of depreciation and amortization	1,381	1,195
Selling, general and administrative	294	265
Depreciation and amortization	228	199
Research and development	18	18
Venezuela currency devaluation	27	—
Other income (expense) - net	(1)	(4)

OPERATING PROFIT	479	442
Interest expense - net	32	35

INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	447	407
Income taxes	131	114

INCOME BEFORE EQUITY INVESTMENTS	316	293
Income from equity investments	7	5

NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	323	298
Less: noncontrolling interests	(9)	(8)

NET INCOME - PRAXAIR, INC.	$314	$290

PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share	$1.02	$0.94

Diluted earnings per share	$1.01	$0.93

Cash dividends per share	$0.45	$0.40

WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	306,793	307,818
Diluted shares outstanding	311,159	311,311

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Millions of dollars)

(UNAUDITED)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$376	$45
Accounts receivable - net	1,645	1,579
Inventories	377	377
Prepaid and other current assets	224	222

TOTAL CURRENT ASSETS	2,622	2,223
Property, plant and equipment (less accumulated depreciation of $9,570 at March 31, 2010 and $9,448 at December 31, 2009)	8,998	8,990
Goodwill	2,046	2,070
Other intangible assets - net	139	142
Other long-term assets	922	892

TOTAL ASSETS	$14,727	$14,317

LIABILITIES AND EQUITY
Accounts payable	$704	$730
Short-term debt	101	227
Current portion of long-term debt	571	71
Other current liabilities	813	785

TOTAL CURRENT LIABILITIES	2,189	1,813
Long-term debt	4,732	4,757
Other long-term obligations	2,076	2,099

TOTAL LIABILITIES	8,997	8,669

Commitments and contingencies (Note 11)
Praxair, Inc. Shareholders’ Equity:
Common stock $0.01 par value, authorized - 800,000,000 shares, issued 2010 - 379,885,789 shares and 2009 - 379,415,678 shares	4	4
Additional paid-in capital	3,501	3,473
Retained earnings	7,008	6,831
Accumulated other comprehensive income (loss)	(1,198)	(1,155)
Treasury stock, at cost (2010 - 73,937,703 shares and 2009 - 72,938,074 shares)	(3,917)	(3,838)

Total Praxair, Inc. Shareholders’ Equity	5,398	5,315
Noncontrolling interests	332	333

TOTAL EQUITY	5,730	5,648

TOTAL LIABILITIES AND EQUITY	$14,727	$14,317

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of dollars)

(UNAUDITED)

	Quarter Ended March 31,
	2010	2009
OPERATIONS
Net income - Praxair, Inc.	$314	$290
Noncontrolling interests	9	8

Net income (including noncontrolling interests)	323	298
Adjustments to reconcile net income to net cash provided by operating activities:
Venezuela currency devaluation and other charges, net of payments	25	(18)
Depreciation and amortization	228	199
Deferred income taxes	46	36
Share-based compensation	10	9
Accounts receivable	(84)	94
Inventory	(2)	20
Prepaid and other current assets	(5)	11
Payables and accruals	—	(259)
Pension contributions	(8)	(8)
Other	(50)	(33)

Net cash provided by operating activities	483	349

INVESTING
Capital expenditures	(288)	(293)
Acquisitions, net of cash acquired	(4)	(2)
Divestitures and asset sales	8	5

Net cash used for investing activities	(284)	(290)

FINANCING
Short-term debt borrowings - net	(126)	4
Long-term debt borrowings	846	313
Long-term debt repayments	(364)	(246)
Issuances of common stock	22	16
Purchases of common stock	(90)	—
Cash dividends - Praxair, Inc. shareholders	(138)	(123)
Excess tax benefit on stock option exercises	5	3
Noncontrolling interest transactions and other	(5)	(3)

Net cash provided by (used for) financing activities	150	(36)

Effect of exchange rate changes on cash and cash equivalents	(18)	(1)

Change in cash and cash equivalents	331	22
Cash and cash equivalents, beginning-of-period	45	32

Cash and cash equivalents, end-of-period	$376	$54

The accompanying notes are an integral part of these financial statements.

INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Notes to Condensed Consolidated Financial Statements - Praxair, Inc. and Subsidiaries (Unaudited)

PRAXAIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Summary of Significant Accounting Policies

Presentation of Condensed Consolidated Financial Statements - In the opinion of Praxair, Inc. (Praxair) management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented and such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements of Praxair, Inc. and subsidiaries in Praxair’s 2009 Annual Report on Form 10-K. There have been no material changes to the company’s significant accounting policies during 2010.

Accounting Standards Implemented in 2010

Improving Disclosures about Fair Value Measurements - The standard added new requirements for disclosures about transfers into and out of Levels 1 and 2 and clarified existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The portion of this standard related to these items was effective for Praxair in 2010 and its adoption did not have a significant impact on the condensed consolidated financial statements. In addition, the standard added requirements for separate disclosures about the activity relating to Level 3 fair value measurements effective for Praxair on January 1, 2011. Praxair does not expect this requirement to have a significant impact on the condensed consolidated financial statements.

The following standards were effective for Praxair in 2010 and their adoption did not have a significant impact on the condensed consolidated financial statements. Refer to Note 1 to the consolidated financial statements of Praxair’s 2009 Annual Report on Form 10-K for a summary of these standards:

•	Accounting for Transfers of Financial Assets, and

•	Consolidation of Variable Interest Entities.

2. Venezuela Currency Devaluation and Other Charges

2010 First Quarter Venezuela Currency Devaluation

On January 8, 2010, Venezuela announced a devaluation of the Venezuelan bolivar and created a two tier exchange rate system. Under the new system, a 2.60 exchange rate between the bolivar and the U.S. dollar (which implies 17.3% devaluation) will apply for essential goods while an exchange rate of 4.3 (implying 50% devaluation) will apply for all remaining sectors, including Praxair’s operations. In the first quarter 2010, Praxair recorded a $27 million charge ($26 million after-tax or $ 0.08 per diluted share) due primarily to the remeasurement of the local Venezuelan balance sheet to reflect the new official 4.3 exchange rate. The company does not expect the impact of the devaluation on future results of operations to be significant.

2008 Cost Reduction Program

In the fourth quarter 2008, Praxair recorded charges relating to severance and other exit costs associated with a global cost reduction program which was initiated in response to the global economic downturn (see Note 2 to the consolidated financial statements of Praxair’s 2009 Annual Report on Form 10-K). The program required payments of $2 million and $18 million in the first quarter 2010 and 2009, respectively. At March 31, 2010, remaining payments are not significant.

3. Inventories

The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	March 31, 2010	December 31, 2009
Raw materials and supplies	$138	$137
Work in process	46	46
Finished goods	193	194

	$377	$377

4. Debt

The following is a summary of Praxair’s outstanding debt at March 31, 2010 and December 31, 2009:

(Millions of dollars)	March 31, 2010	December 31, 2009
SHORT-TERM
Commercial paper and U.S. bank borrowings	$—	$46
European borrowings	7	9
Canadian borrowings	—	1
South American borrowings	—	4
Asian borrowings	94	156
Other international borrowings	—	11

Total short-term debt	101	227

LONG-TERM
U.S. borrowings
Floating Rate Notes due 2010 (c, e)	500	500
6.375% Notes due 2012 (a, b)	508	509
1.75% Notes due 2012 (a, b)	405	399
3.95% Notes due 2013	350	350
2.125% Notes due 2013 (a, b, d)	505	—
4.375% Notes due 2014 (a)	299	299
5.25% Notes due 2014	400	400
4.625% Notes due 2015	500	500
3.25% Notes due 2015 (a, b)	404	401
5.375% Notes due 2016	400	400
5.20% Notes due 2017	325	325
4.50% Notes due 2019 (a)	597	597
Other	6	7
European borrowings	5	4
South American borrowings	58	66
Asian borrowings	35	65
Obligations under capital lease	6	6

	5,303	4,828
Less: current portion of long-term debt	(571)	(71)

Total long-term debt	4,732	4,757

Total debt	$5,404	$5,055

(a)	Amounts are net of unamortized discounts.

(b)	March 31, 2010 and December 31, 2009 include a $26 million and $12 million fair value increase, respectively, related to hedge accounting. See Note 5 for additional information.

(c)	At December 31, 2009, $500 million of floating rate notes due 2010 have been classified as long-term because of the company’s intent to refinance this debt on long-term basis and the availability of such financing under the terms of existing agreements.

(d)	On January 14, 2010, Praxair issued $500 million of 2.125% notes due 2013. The proceeds will be used to repay long-term debt, to fund share repurchases under the share repurchase program and for general corporate purposes.

(e)	During 2009, Praxair issued $500 million of floating rate notes due 2010 that bear interest at a rate of three-month LIBOR plus 0.09% (0.34% at March 31, 2010).

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

The following table is a summary of the notional amount and fair value of derivatives outstanding at March 31, 2010 and December 31, 2009 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets		Liabilities
(Millions of dollars)	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$1,083	$1,161	$2	$9	$1	$2
Anticipated net income (b)	128	128	8	8	—	—

Total	$1,211	$1,289	$10	$17	$1	$2

Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted purchases (a)	$—	$2	$—	$—	$—	$—
Interest rate contracts:
Interest rate swaps (b)	1,300	400	17	2	—	—

Total	$1,300	$402	$17	$2	$—	$—

Total Derivatives	$2,511	$1,691	$27	$19	$1	$2

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.

(b)	Assets are recorded in other long term assets.

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

Anticipated Net Income

The anticipated net income hedge contracts at March 31, 2010 and December 31, 2009 consist of foreign currency options related to anticipated net income in Brazil, Europe and Canada. Over the term of the contracts, the fair value adjustments from net-income hedging contracts are largely offset by the impacts on reported net income resulting from the currency translation process. The accounting rules pertaining to derivatives and hedging do not allow hedges of anticipated net income to be designated as hedging instruments.

Forecasted Purchases

Foreign currency contracts related to forecasted purchases consist of forward contracts entered into to manage the exposure to fluctuations in foreign-currency exchange rates on forecasted purchases of capital-related equipment and services denominated in currencies other than the functional currency of the related operating units. These forward contracts were designated and accounted for as cash flow hedges. The net impact recorded in accumulated other comprehensive income (AOCI) was less than $1 million in the first quarter of 2010 (none in 2009).

Interest Rate Contracts

Interest Rate Swaps

At March 31, 2010, Praxair had the following interest-rate swap agreements outstanding that effectively convert fixed-rate interest to variable-rate interest:

•	January 14, 2010 agreement related to the $500 million 2.125% fixed-rate notes that mature in 2013,

•	January 4, 2010 agreement related to the $400 million 1.75% fixed-rate notes that mature in 2012, and

•	September 2009 agreement related to the $400 million 3.25% fixed-rate notes that mature in 2015.

These interest rate swap agreements were designated as fair value hedges with the resulting fair value adjustments recognized in earnings along with an equally offsetting charge/benefit to earnings for the changes in the fair value of the underlying debt instruments. At March 31, 2010, $17 million was recognized as an increase in the fair value of these notes ($6 million, $6 million and $5 million, respectively).

A Praxair joint venture in China, which is accounted for as an equity investment, has interest rate swap agreements totaling $60 million notional amount. A portion of the fair value adjustment on the interest rate swaps representing Praxair’s ownership interest in the joint venture has been recorded in AOCI. The amount recognized in AOCI for the March 31, 2010 and 2009 was less than $1 million.

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

During the quarters ended March 31, 2010 and 2009, $1 million was recognized as a reduction to interest expense, respectively, and $9 million remains unrecognized at March 31, 2010 ($10 million at December 31, 2009) and is shown as an increase to long-term debt.

Treasury Rate Locks

In December 2008, Praxair entered into treasury rate lock contracts totaling $500 million notional amount to hedge the cash flow exposure attributable to the changes in the treasury rate portion of the interest rate on a forecasted debt issuance. The treasury rate locks were designated as and accounted for as cash flow hedges. In January 2009, the company settled the treasury rate locks and received a cash payment of $16 million ($10 million net of taxes) which was recorded as a gain in AOCI. On August 13, 2009, Praxair issued $600 million of 4.50% notes due August 2019, which represents the forecasted debt issuance that was originally hedged in December 2008. The gain recorded in AOCI is currently being reclassified to earnings as a decrease to interest expense over the remaining term of these notes.

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

The following table summarizes the impacts of the Company’s derivatives on the consolidated statement of income and AOCI for the quarters ended March 31, 2010 and 2009:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (a)
	Quarter Ended March 31,
(Millions of dollars)	2010	2009
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$(6)	$(20)
Other balance sheet items	—	1
Anticipated net income	—	3

Total	$(6)	$(16)

	Amount of Pre-Tax Gain (Loss) Recognized in AOCI (b)
	Quarter Ended March 31,
(Millions of dollars)	2010	2009
Derivatives Designated as Hedging Instruments
Interest rate contracts:
Treasury rate locks	$—	$10

Total	$—	$10

(a)	The gains (losses) on balance sheet items are offset by gains (losses) recorded on the underlying hedged assets and liabilities. The gains (losses) for the derivatives and the underlying hedged assets and liabilities related to debt items are recorded in the consolidated statement of income as interest expense-net. Other balance sheet items and anticipated net income gains (losses) are recorded in the consolidated statement of income as other income (expense)-net.

(b)	The gains (losses) for interest rate contracts are reclassified to earnings as interest expense-net. The amount of gains (losses) reclassified to earnings for the March 31, 2010 and 2009 was less than $1 million. Net gains (losses) of $1 million are expected to be reclassified to earnings over the next twelve months. There was no ineffectiveness.

6. Fair Value Disclosures

The fair value hierarchy prioritizes the input to valuation techniques used to measure fair value into three broad levels as follows:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2010:

	Fair Value Measurements Using
(Millions of dollars)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	—	$27	—	$27
Investments	$3	—	—	$3

Total	$3	$27	—	$30

Liabilities
Derivative liabilities	—	$1	—	$1

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

The fair values of cash and cash equivalents, short-term debt, accounts receivables-net, and accounts payable approximate carrying amounts because of the short maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. At March 31, 2010, the estimated fair value of Praxair’s long-term debt portfolio was $5,542 million versus a carrying value of $5,303 million. At December 31, 2009, the estimated fair value of Praxair’s long-term debt portfolio was $5,066 million versus a carrying value of $4,828 million. Differences from carrying amounts are attributable to interest-rate changes subsequent to when the debt was issued.

7. Earnings Per Share – Praxair, Inc. Shareholders

Basic earnings per share is computed by dividing Net Income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net Income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended March 31,
	2010	2009
Numerator (Millions of dollars)
Net Income - Praxair, Inc.	$314	$290

Denominator (Thousands of shares)
Weighted average shares outstanding	306,144	307,143
Shares earned and issuable under compensation plans	649	675

Weighted average shares used in basic earnings per share	306,793	307,818
Effect of dilutive securities
Performance-based and restricted stock awards	155	55
Employee stock options	4,211	3,438

Weighted average shares used in diluted earnings per share	311,159	311,311

Basic Earnings Per Share	$1.02	$0.94
Diluted Earnings Per Share	$1.01	$0.93

Stock options of 3,214,550 were antidilutive and therefore excluded in the computation of diluted earnings per share for the quarter ended March 31, 2010. Stock options of 3,281,020 were antidilutive and excluded in the computation for the quarter ended March 31, 2009.

8. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the quarter ended March 31, 2010 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2009	$1,297	$232	$368	$31	$142	$2,070
Purchase adjustments & other	(1)	—	—	—	1	—
Foreign currency translation	10	(6)	(24)	1	(5)	(24)

Balance, March 31, 2010	$1,306	$226	$344	$32	$138	$2,046

Impairment tests have been performed annually during the second quarter of each year since the initial adoption of the goodwill accounting standard in 2002, and no impairments were indicated. Also, there were no indicators of impairment through March 31, 2010.

Changes in the carrying amounts of other intangibles for the quarter ended March 31, 2010 were as follows:

(Millions of dollars)	Customer & License/Use Agreements	Non- compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2009	$163	$34	$24	$221
Additions	1	—	—	1
Foreign currency translation	(1)	—	—	(1)
Other	(3)	(5)	—	(8)

Balance, March 31, 2010	$160	$29	$24	$213

Less: Accumulated amortization
Balance, December 31, 2009	$(52)	$(21)	$(6)	$(79)
Amortization expense	(3)	(1)	—	(4)
Foreign currency translation	1	—	—	1
Other	3	5	—	8

Balance, March 31, 2010	$(51)	$(17)	$(6)	$(74)

Net balance at March 31, 2010	$109	$12	$18	$139

There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible asset is approximately 13 years.

Total estimated annual amortization expense is as follows:

(millions of dollars)
Remaining 2010	$14
2011	17
2012	16
2013	14
2014	13
Thereafter	65

$139

9. Share-Based Compensation

Share-based compensation of $10 million ($7 million after tax) and $9 million ($6 million after tax) was recognized during the quarters ended March 31, 2010 and 2009, respectively. The expense was primarily recorded in selling, general and administrative expenses. There was no share-based compensation cost that was capitalized. For further details regarding Praxair’s share-based compensation arrangements and prior year grants, refer to Note 15 to the consolidated financial statements of Praxair’s 2009 Annual Report on Form 10-K.

Stock Options

The weighted-average fair value of options granted during the quarter ended March 31, 2010 was $12.55 ($8.05 in 2009) based on the Black-Scholes Options-Pricing model.

The following weighted-average assumptions were used for grants in 2010 and 2009 :

	Quarter Ended March 31,
	2010	2009
Dividend yield	2.4%	2.6%
Volatility	20.8%	18.7%
Risk-free interest rate	2.5%	1.9%
Expected term years	5	5

The following table summarizes option activity under the plans as of March 31, 2010 and changes during the period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2010	18,683	$53.80
Granted	1,396	76.17
Exercised	(490)	36.87
Cancelled or Expired	(21)	46.66

Outstanding at March 31, 2010	19,568	55.83	6.2	$532

Exercisable at March 31, 2010	15,455	$51.17	5.4	$492

The aggregate intrinsic value represents the difference between the company’s closing stock price of $83.00 as of March 31, 2010 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during the quarter ended March 31, 2010 was $21 million ($14 million during the first quarter of 2009).

Cash received from option exercises under all share-based payment arrangements for the quarter ended March 31, 2010 was $18 million ($11 million during the first quarter of 2009). The cash tax benefit realized from stock option exercises totaled $5 million for the quarter ended March 31, 2010, of which $5 million in excess tax benefits was classified as financing cash flows ($4 million and $3 million, respectively during the first quarter of 2009).

As of March 31, 2010, $34 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.5 years.

Performance-Based and Restricted Stock Awards

During the quarter ended March 31, 2010, the company granted 296,535 performance-based stock units to employees which vest on the third anniversary of their grant date. The actual number of shares issued in settlement of a vested award can range from zero to 150 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three-year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s common stock on the date of the grant and the estimated performance that will be achieved. Compensation expense will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved.

During the quarter ended March 31, 2010, the company granted 190,145 restricted stock units to employees. The majority of the restricted stock units vest at the end of or ratably over a three-year service period. Compensation expense related to the restricted stock units is recognized on a straight-line basis over the vesting period.

The weighted-average fair value of performance-based stock and restricted stock units granted during the quarter ended March 31, 2010 was $70.99 and $71.12, respectively ($56.31 for both during the quarter ended March 31, 2009). This is based on the closing market price of the Company’s common stock on the grant date adjusted for dividends that will not be paid during the vesting period.

The following table summarizes non-vested performance-based and restricted stock award activity as of March 31, 2010 and changes during the period then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
Performance-Based and Restricted Stock Activity	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2010	449	$59.57	97	$49.97
Granted	296	70.99	190	71.12
Vested	(39)	83.89	—	—
Cancelled	(6)	79.62	—	—

Non-vested at March 31, 2010	700	$62.87	287	$63.97

As of March 31, 2010, based on current estimates of future performance, $38 million of unrecognized compensation cost related to performance-based awards is expected to be recognized through the first quarter of 2013 and $15 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized through the second quarter of 2014.

10. Retirement Programs

The components of net pension and postretirement benefits other than pensions (OPEB) costs for the quarters ended March 31, 2010 and 2009 are shown below:

	Quarter Ended March 31,
	Pensions		OPEB
(Millions of dollars)	2010	2009	2010	2009
Service cost	$10	$9	$2	$1
Interest cost	30	28	4	4
Expected return on plan assets	(33)	(31)	—	—
Net amortization and deferral	8	4	—	—

Net periodic benefit cost	$15	$10	$6	$5

Praxair estimates that 2010 contributions to its pension plans will be in the range of $125 million to $135 million, of which $8 million have been made through March 31, 2010. On April 12, 2010, Praxair made a cash contribution of $105 million to one of its U.S. pension plans.

The impact to Praxair’s retirement plans in the U.S. related to the Patient Protection and Affordable Care Act signed into law on March 23, 2010 was insignificant.

11. Commitments and Contingencies

Praxair is subject to various lawsuits and government investigations that arise from time to time in the ordinary course of business. These actions are based upon alleged environmental, tax, antitrust and personal injury claims, among others. Praxair has strong defenses in these cases and intends to defend itself vigorously. It is possible that the company may incur losses in connection with some of these actions in excess of accrued liabilities. Management does not anticipate that in the aggregate such losses would have a material adverse effect on the company’s consolidated financial position or liquidity; however, it is possible that the final outcomes could have a significant impact on the company’s reported results of operations in any given period (see Note 17 to the consolidated financial statements of Praxair’s 2009 Annual Report on Form 10-K).

Among such matters are:

•

Claims brought by welders alleging that exposure to manganese contained in welding fumes caused neurological injury. Praxair has never manufactured welding consumables. Such products were manufactured prior to 1985 by a predecessor company of Praxair. As of March 31, 2010, Praxair was a co-defendant with many other companies in lawsuits alleging personal injury caused by manganese contained in welding fumes. There were a total of 838 individual claimants in these cases. The cases were pending in several state and federal courts. The federal cases have been transferred to the U.S. District Court for the Northern District of Ohio for coordinated pretrial proceedings.

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

•

An investigation by Spanish prosecutors relating to income tax credits generated by certain of the company’s Spanish subsidiaries prior to 2002 totaling approximately $161 million. Praxair has recorded a full liability, including interest, for these tax positions. During March 2010, the investigation was expanded to include additional transactions subsequent to 2002. No additional liabilities have been recorded as management does not believe that an additional loss is probable or reasonably estimable at this time. These tax positions relate to interpretation of the Spanish civil tax code and are under criminal investigation, although some have previously been the subject of civil tax proceedings. The company has strong defenses and is vigorously defending against the proceedings, and, in the event of a fine, the company will vigorously defend its position and appeal any unfavorable rulings up to such levels of the Spanish judiciary as may be necessary.

•

Claims by the Brazilian taxing authorities against several of the company’s Brazilian subsidiaries relating to non-income and income tax matters. During May 2009, the Brazilian government published Law 11941/2009 instituting a new voluntary amnesty program (“Refis Program”) which allowed Brazilian companies to settle certain federal tax disputes at reduced amounts. During the 2009 third quarter, Praxair decided that it was economically beneficial to settle many of its outstanding federal tax disputes and these disputes were enrolled in the Refis Program and settled (see Note 2 to the consolidated financial statements of Praxair’s 2009 Annual Report on Form 10-K). During January 2010, the Brazilian state of Rio de Janeiro (“Rio”) published Law 5647/2010 instituting a new state amnesty program (“Rio Amnesty Program”) which allows Brazilian companies to settle certain disputes with the state of Rio at reduced amounts. Praxair decided that it was economically beneficial to settle several of its outstanding disputes with the state of Rio and will enroll such disputes in the Program prior to the April 30, 2010 deadline. The final settlements related to both the Refis Program and Rio Amnesty Program are subject to final calculation and review by the Brazilian federal and Rio state governments, respectively, and the company currently anticipates these reviews will conclude during the next year. Any differences from amounts recorded will be adjusted to income at that time.

After enrollment in the amnesty programs, at March 31, 2010 the most significant remaining claims relate to a state VAT tax matter associated with a procedural issue and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties as appropriate, is approximately $143 million. Praxair has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

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

12. Segments

Sales and operating profit by segment for the quarters ended March 31, 2010 and 2009 are shown below. For a description of Praxair’s operating segments, refer to Note 18 to the consolidated financial statements of Praxair’s 2009 Annual Report on Form 10-K.

	Quarter Ended March 31,
(Millions of dollars)	2010	2009
SALES(a)
North America	$1,238	$1,164
Europe	338	303
South America	458	353
Asia	258	180
Surface Technologies(b)	136	123

	$2,428	$2,123

OPERATING PROFIT
North America	$277	$256
Europe	67	63
South America	109	75
Asia	34	26
Surface Technologies	19	22

Segment operating profit	506	442
Venezuela currency devaluation (Note 2)	(27)	—

Total operating profit	$479	$442

(a)	Intersegment sales, primarily from North America to other segments, were not significant for the quarters ended March 31, 2010 and 2009.

(b)	On July 1, 2009, Praxair acquired Sermatech International Holdings Corp., which contributed sales of $20 million in the quarter ended March 31, 2010.

13. Equity

A summary of the changes in total equity for the quarters ended March 31, 2010 and 2009 is provided below:

(Millions of dollars)

	Quarter Ended March 31,
	2010			2009
	Praxair, Inc.			Praxair, Inc.
	Shareholders’	Noncontrolling	Total	Shareholders’	Noncontrolling	Total
Activity	Equity	Interests	Equity	Equity	Interests	Equity
Balance, beginning of period	$5,315	$333	$5,648	$4,009	$302	$4,311

Net Income	314	9	323	290	8	298
Translation Adjustments	(41)	(6)	(47)	(145)	(9)	(154)
Derivative Instruments, net of less than $1 million of taxes in 2010 and $4 million taxes in 2009	—		—	6		6
Funded Status - retirement obligations, net of $17 million taxes in 2010 and $1 million taxes in 2009	(2)		(2)	6		6

Comprehensive income	271	3	274	157	(1)	156
Dividends to noncontrolling interests		(4)	(4)		(3)	(3)
Purchases of noncontrolling interests		—	—		(1)	(1)
Additions to noncontrolling interests		—	—		5	5
Dividends to Praxair, Inc. common stock ($0.45 per share in 2010 and $0.40 per share in 2009)	(138)		(138)	(123)		(123)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	2		2	2		2
For employee savings and incentive plans	25		25	18		18
Purchases of common stock	(92)		(92)	(3)		(3)
Tax benefit from stock options	5		5	4		4
Share-based compensation	10		10	9		9

Balance, end of period	$5,398	$332	$5,730	$4,073	$302	$4,375

The components of accumulated other comprehensive income (loss) (“AOCI”) are as follows:

	March 31, 2010	December 31, 2009
Cumulative translation adjustments (CTA)	$(698)	$(651)
Derivative instruments	4	4
Pension/ OPEB funded status obligation	(504)	(502)

	(1,198)	(1,149)
Less: noncontrolling interests (CTA)	—	6

AOCI - Praxair, Inc.	$(1,198)	$(1,155)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Adjusted Amounts and Comparisons

The discussion of consolidated results and outlook in this Management’s Discussion and Analysis (MD&A) includes adjusted amounts and comparisons with adjusted amounts which exclude the impact of the Venezuela currency devaluation in 2010. Adjusted amounts are non-GAAP measures that supplement an understanding of the company’s financial information by presenting information that investors, financial analysts and management use to help evaluate the company’s performance and ongoing business trends on a comparable basis. See the “Consolidated Results” section of this MD&A for a summary of these adjusted amounts. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A.

Consolidated Results

The following table provides summary data for the quarters ended March 31, 2010 and 2009:

	Quarter Ended March 31,
(Dollar amounts in millions, except per share data)	2010	2009	Variance
Reported Amounts
Sales	$2,428	$2,123	14%
Gross margin (a)	$1,047	$928	13%
As a percent of sales	43.1%	43.7%
Selling, general and administrative	$294	$265	11%
As a percent of sales	12.1%	12.5%
Depreciation and amortization	$228	$199	15%
Venezuela currency devaluation (b)	$27	$—
Other income (expense) - net	$(1)	$(4)
Operating profit	$479	$442	8%
As a percent of sales	19.7%	20.8%
Interest expense - net	$32	$35	(9)%
Effective tax rate	29.3%	28.0%
Net income - Praxair, Inc.	$314	$290	8%
Diluted earnings per share	$1.01	$0.93	9%
Diluted shares outstanding	311,159	311,311	—%
Adjusted Amounts - 2010 (c)
Operating profit	$506	$442	14%
As a percent of sales	20.8%	20.8%
Effective tax rate	27.8%	28.0%
Net income - Praxair, Inc.	$340	$290	17%
Diluted earnings per share	$1.09	$0.93	17%

(a)	Gross margin excludes depreciation and amortization expense.

(b)	See Note 2 to the condensed consolidated financial statements.

(c)	Adjusted amounts are non-GAAP measures. 2010 adjusted amounts exclude the impact of the Venezuela currency devaluation. Variances are calculated using adjusted amounts, when appropriate. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A. Amounts reflected for 2009 represent the reported amounts.

Venezuela Currency Devaluation

On January 8, 2010, Venezuela announced a devaluation of the Venezuelan bolivar and created a two tier exchange rate system. Under the new system, a 2.60 exchange rate between the bolivar and the U.S. dollar (which implies 17.3% devaluation) will apply for essential goods while an exchange rate of 4.3 (implying 50% devaluation) will apply for all remaining sectors, including Praxair’s operations. In the first quarter 2010, Praxair recorded a $27 million charge ($26 million after-tax or $0.08 per diluted share) due primarily to the remeasurement of the local Venezuelan balance sheet to reflect the new official 4.3 exchange rate. The company does not expect the impact of the devaluation on future results of operations to be significant.

Results of Operations

As previously described, references to “adjusted” amounts refer to reported amounts adjusted to exclude the impact of special items and are non-GAAP measures. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A.

Quarter Ended March 31, 2010 vs. 2009
% Change
Sales
Volume	6%
Price/Mix/Other	—%
Cost pass-through	1%
Currency	7%

Total sales change	14%

Sales increased $305 million, or 14%, for the first quarter versus 2009. The underlying increase in sales of 6% reflects higher volumes in all geographies and across most end-markets. Chemicals, metals and electronics showed the strongest pick-up, while growth in manufacturing is lagging. The favorable impact of currency, primarily in South America, Europe, Mexico and Canada increased sales by 7%. Higher cost pass-through increased sales by $21 million, or 1%, with a negligible impact on operating profit.

Gross margin in 2010 improved $119 million, or 13%, for the first quarter versus 2009 primarily due to higher volumes and the favorable impact of currency. The gross margin percentage decreased slightly to 43.1% in 2010, which was primarily due to the impact from higher cost pass-through.

Selling, general and administrative (SG&A) expenses increased $29 million, or 11%, for the first quarter versus 2009, but decreased as a percentage of sales. The increase in SG&A expenses was primarily due to currency impacts and higher pension and benefit costs.

Depreciation and amortization expense increased $29 million, or 15%, for the first quarter versus 2009 periods. The increase was due to increased depreciation associated with project start-ups and currency effects.

Other income (expense) – net for the 2010 first quarter was a $1-million expense versus a $ 4-million expense in the first quarter of 2009.

Adjusted operating profit increased $64 million, or 14%, for the first quarter versus 2009. This increase was driven by higher sales volumes and the favorable impact of currency. As a percentage of sales, adjusted operating profit was 20.8% in 2010 and 2009.

Interest expense – net decreased $3 million, or 9%, for the first quarter versus 2009 due to lower effective interest rates and lower levels of international bank borrowings.

The adjusted effective tax rate for 2010 was 27.8%, which was relatively consistent with the respective period in 2009.

Adjusted net income – Praxair, Inc. increased $50 million, or 17%, for the first quarter versus 2009. The increase was due to higher operating profit and lower interest expense.

Adjusted diluted earnings per share (EPS) increased $0.16 per diluted share, or 17%, for the first quarter versus 2009. The underlying increase in EPS was in line with the increase in net income – Praxair, Inc.

The number of employees at March 31, 2010 was 26,010, reflecting a decrease of 154 employees from December 31, 2009.

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows:

	Quarter ended March 31,
(Dollar amounts in millions)	2010	2009	Variance
SALES
North America	$1,238	$1,164	6%
Europe	338	303	12%
South America	458	353	30%
Asia	258	180	43%
Surface Technologies	136	123	11%

	$2,428	$2,123	14%

OPERATING PROFIT
North America	$277	$256	8%
Europe	67	63	6%
South America	109	75	45%
Asia	34	26	31%
Surface Technologies	19	22	(14)%

Segment operating profit	506	442	14%
Venezuela currency devaluation (Note 2)	(27)	—

Total operating profit	$479	$442

North America

Quarter Ended March 31, 2010 vs. 2009
% Change
Sales
Volume	4%
Price/Mix/Other	(1)%
Currency	3%

Total sales change	6%

Sales increased $74 million, or 6%, for the first quarter versus 2009. The underlying increase in sales of 3% is due to higher volumes. Sales were higher to the chemicals, metals and electronics end-markets. Hydrogen volumes to refiners were higher versus the prior year. Currency appreciation, primarily in Canada and Mexico, increased sales by 3%. Higher cost pass-through increased sales by $3 million, or less than 1%, with a minimal impact on operating profit.

Operating profit increased $21 million, or 8%, versus 2009. Excluding the impact of currency, operating profit grew as a result of higher volumes and lower fixed costs due to ongoing productivity initiatives.

Europe

Quarter ended March 31, 2010 vs. 2009
% Change
Sales
Volume	7%
Price/Mix/Other	(1)%
Cost pass-through	1%
Currency	5%

Total sales change	12%

Sales increased $35 million, or 12%, for the first quarter versus 2009. Favorable currency increased sales by 5%. The underlying improvement in sales of 6% was due primarily to higher volumes in Spain and Germany and to the chemical and metals end-markets. Cost pass-through to customers increased sales by $3 million, or 1%, with a minimal impact on operating profit.

Operating profit increased $4 million, or 6% versus 2009. The underlying increase in operating profit was due to higher volumes and favorable currency impacts.

South America

Quarter ended March 31, 2010 vs. 2009
% Change
Sales
Volume	9%
Price/Mix/Other	3%
Currency	21%
Equipment	(3)%

Total sales change	30%

Sales increased $105 million, or 30%, for the first quarter versus 2009. Underlying sales increased 12% for the quarter. The increase was primarily due to higher volumes to metals and manufacturing customers and higher overall pricing. Equipment sales were lower by 3% versus the prior year due to lower sales of natural gas cylinders.

Operating profit increased $34 million, or 45%, for the first quarter versus 2009. Operating profit for the 2010 quarter included a benefit from a decision to settle certain disputes under a special amnesty program recently enacted by the State of Rio de Janeiro, which was largely offset by charges in connection with a non-core service business restructuring. Excluding the favorable impact of currency, underlying operating profit grew as a result of higher volumes and higher pricing.

Praxair does not expect the impact of the Venezuela currency devaluation on future results of operations to be significant.

Asia

Quarter ended March 31, 2010 vs. 2009
% Change
Sales
Volume	31%
Price/Mix/Other	(2)%
Cost pass-through	9%
Currency	5%

Total sales change	43%

Sales increased $78 million, or 43%, for the first quarter versus 2009. Favorable currency increased sales by 5%. Underlying sales increased 29% for the quarter due primarily to sharply higher volumes to on-site and merchant customers across the region and new plant start-ups. Cost pass-through to customers increased sales by $16 million, or 9%, for the quarter, with a minimal impact on operating profit.

Operating profit increased $8 million, or 31%, for the first quarter versus 2009. Operating profit did not grow in line with sales due to lower overall pricing and the higher mix of sales to the electronics end-market.

Surface Technologies

Quarter ended March 31, 2010 vs. 2009
% Change
Sales
Volume/Price	(9)%
Currency	4%
Acquisitions	16%

Total sales change	11%

Sales increased $13 million, or 11%, for the first quarter versus 2009. Sales increased 16% from the acquisition of Sermatech, which contributed $20 million of sales in the 2010 first quarter. Excluding the impact of favorable currency translation and acquisitions, underlying sales decreased 9% for the quarter due to lower volumes for industrial gas turbines coatings and to other industrial end-markets.

Operating profit decreased $3 million, or 14%, for the first quarter versus 2009. The decrease was principally driven by lower volumes and acquisition integration expenses.

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

To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percent of Q1 2010	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
	Consolidated	First Quarter Average		March 31,	December 31,
Currency	Sales (a)	2010	2009	2010	2009
Euro	16%	0.72	0.75	0.74	0.69
Brazil real	16%	1.80	2.32	1.78	1.74
Canada dollar	8%	1.06	1.23	1.02	1.05
Mexico peso	6%	12.90	14.18	12.48	13.03
China RMB	3%	6.83	6.84	6.83	6.83
India rupee	2%	46.43	49.12	45.13	46.68
Korea won	2%	1,161	1,373	1,134	1,170
Argentina peso	1%	3.84	3.54	3.88	3.80
Colombia peso	1%	1,946	2,410	1,922	2,044
Singapore dollar	1%	1.40	1.49	1.40	1.40
Taiwan dollar	1%	32.12	33.72	31.80	32.29
Thailand bhat	1%	33.15	35.22	32.36	33.36
Venezuela Bolivar (b)	<1%	4.30	2.15	4.30	2.15

(a)	Certain Surface technologies segment sales are included in European, Brazilian and Indian sales.

(b)	On January 8, 2010, the Venezuelan government announced a devaluation of the Venezuelan Bolivar to 4.30 (See Note 2 to the condensed consolidated financial statements).

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

	Quarter Ended March 31,
(Millions of dollars)	2010	2009
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income - Praxair, Inc.	$314	$290
Noncontrolling interests	9	8

Net income (including noncontrolling interests)	323	298

Adjustments to reconcile net income to net cash provided by operating activities:
Venezuela currency devaluation and other charges, net of payments	25	(18)
Depreciation and amortization	228	199
Accounts receivable	(84)	94
Inventory	(2)	20
Payables and accruals	—	(259)
Pension contributions	(8)	(8)
Other - net	1	23

Net cash provided by operating activities	$483	$349

INVESTING ACTIVITIES
Capital expenditures	(288)	(293)
Acquisitions, net of cash acquired	(4)	(2)
Divestitures and asset sales	8	5

Net cash used for investing activities	$(284)	$(290)

FINANCING ACTIVITIES
Debt increases (reductions) - net	356	71
Issuances (purchases) of common stock - net	(68)	16
Cash dividends - Praxair, Inc. shareholders	(138)	(123)
Excess tax benefit on stock option exercises	5	3
Noncontrolling interest transactions and other	(5)	(3)

Net cash provided by (used for) financing activities	$150	$(36)

Cash Flow from Operations

Cash provided by operations of $ 483 million for the first quarter increased $ 134 million versus 2009. The increase was primarily due to higher net income - Praxair, Inc., adjusted for the non-cash charge related to the Venezuela currency devaluation, fewer payments for the 2008 cost reduction program and working capital changes.

Praxair estimates that 2010 contributions to its pension plans will be in the range of $125 million to $135 million, of which $8 million have been made through March 31, 2010. On April 12, 2010, Praxair made a cash contribution of $105 million to one of its U.S. pension plans.

In the third quarter 2009, Praxair recorded the net impact related to a Federal tax amnesty program in Brazil (see Note 2 to the consolidated financial statements of Praxair’s 2009 Annual Report on Form 10-K). The program required a cash outlay of $34 million in the 2009 fourth quarter and is expected to require up to an additional $60 million of payments in the next twelve months depending on the timing of the Brazilian government consolidation process.

Investing

Net cash used for investing of $284 million for the first quarter decreased $6 million versus 2009. Capital expenditures of $288 million relate largely to new production plants under contract for customers in North and South America, China and India.

Financing

Cash provided by financing activities was $150 million in 2010 versus cash used of $36 million in 2009. This increase in cash provided was primarily due to higher net debt issuances in 2010 partially offset by higher net stock repurchases and dividends. Cash dividends of $138 million increased $15 million from the year ago period to $0.45 per share ($0.40 per share for 2009).

At March 31, 2010, Praxair’s total debt outstanding was $5,404 million, an increase of $349 million from December 31, 2009. On January 14, 2010, Praxair issued $500 million of 2.125% notes due 2013. The proceeds will be used to repay long-term debt, including the $500 million Floating Rate Notes due in May 2010, to fund share repurchases under the share repurchase program and for general corporate purposes. At March 31, 2010, a portion of the proceeds are held as cash equivalents awaiting the May 2010 debt repayment.

Legal Proceedings

See Note 11 to the condensed consolidated financial statements for a description of current legal proceedings.

Non-GAAP Financial Measures

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

The following are the non-GAAP measures presented in the MD&A:

	Quarter Ended March 31,
(Dollar amounts in millions, except per share data)	2010	2009
Debt-to-capital	48.5%
After-tax return on capital	13.6%	13.8%
Return on equity	25.4%	28.7%

Adjusted amounts - 2010:
Operating profit	$506	$442
As a percent of sales	20.8%	20.8%
Effective tax rate	27.8%	28.0%
Net income - Praxair, Inc.	$340	$290
Diluted earnings per share	$1.09	$0.93

Debt-to-Capital Ratio

The debt-to-capital ratio is a measure used by investors, financial analysts and management to provide a measure of financial leverage and insights into how the company is financing its operations.

	March 31,	December 31,
(Dollar amounts in millions)	2010	2009
Total debt	$5,404	$5,055

Equity
Praxair, Inc. shareholders’ equity	5,398	5,315
Noncontrolling interests	332	333

Total equity	5,730	5,648

Total capital	$11,134	$10,703

DEBT-TO-CAPITAL RATIO	48.5%	47.2%

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

	Quarter Ended March 31,
(Dollar amounts in millions)	2010	2009
Adjusted operating profit (see below)	$506	$442
Less: adjusted income taxes (see below)	(132)	(114)
Less: tax benefit on interest expense (a)	(9)	(10)
Add: equity income	7	5

Net operating profit after-tax (NOPAT)	$372	$323

Beginning capital	$10,703	$9,336
Ending capital	$11,134	$9,420
Average capital	$10,919	$9,378

ROC%	3.4%	3.4%

ROC% (annualized)	13.6%	13.8%

(a)	Tax benefit on interest expense is computed using the effective rate adjusted for non-recurring income tax benefits. The effective tax rates used was 28% for 2010 and 2009.

Return on Praxair, Inc. Shareholders’ Equity (ROE)

Return on Praxair, Inc. shareholders’ equity is a measure used by investors, financial analysts and management to evaluate operating performance from a Praxair shareholder perspective. ROE measures the net income attributable to Praxair, Inc. that the company was able to generate with the money shareholders have invested.

	Quarter Ended March 31,
(Dollar amounts in millions)	2010	2009
Adjusted net income - Praxair, Inc. (see below)	$340	$290
Beginning Praxair, Inc. shareholders’ equity	$5,315	$4,009
Ending Praxair, Inc. shareholders’ equity	$5,398	$4,073
Average Praxair, Inc. shareholders’ equity	$5,357	$4,041

ROE%	6.3%	7.2%

ROE% (annualized)	25.4%	28.7%

Adjusted Amounts

Amounts are adjusted for the impact of the 2010 Venezuela currency devaluation. The company does not believe this item is indicative of on-going business trends and, accordingly, the impact is excluded from the reported amounts so that investors can better evaluate and analyze historical and future business trends on a consistent basis.

	Quarter Ended March 31,
(Dollar amounts in millions, except per share data)	2010	2009

Adjusted Operating Profit and Margin

Reported operating profit	$479	$442
Add: Venezuela currency devaluation	27	—

Adjusted operating profit	$506	$442

Reported percent change	8%
Adjusted percent change	14%

Reported sales	$2,428	$2,123
Reported operating profit margin	19.7%	20.8%
Adjusted operating profit margin	20.8%	20.8%

Adjusted Income Taxes and Effective Tax Rate

Reported income taxes	$131	$114
Add: Venezuela currency devaluation	1	—

Adjusted income taxes	$132	$114

Reported income before income taxes and equity investments	$447	$407
Add: Venezuela currency devaluation	27	—

Adjusted income before income taxes and equity investments	$474	$407

Adjusted effective tax rate	27.8%	28.0%

Adjusted Net Income - Praxair, Inc.

Reported net income - Praxair, Inc.	$314	$290
Add: Venezuela currency devaluation	26	—

Adjusted net income - Praxair, Inc.	$340	$290

Reported percent change	8%
Adjusted percent change	17%

Adjusted Diluted Earnings Per Share

Reported diluted earnings per share	$1.01	$0.93
Add: Venezuela currency devaluation	0.08	—

Adjusted diluted earnings per share	$1.09	$0.93

Reported percent change	9%
Adjusted percent change	17%

Adjusted Full-Year 2010 Diluted Earnings Per Share Guidance

	Low End	High End
Expected full-year 2010 diluted earnings per share guidance	$4.42	$4.57
Add: Venezuela currency devaluation	0.08	0.08

Adjusted full-year 2010 diluted earnings per share guidance	$4.50	$4.65

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

Outlook

For the second quarter of 2010, diluted earnings per share are expected to be in the range of $1.10 to $1.15.

For the full year of 2010, Praxair expects sales of about $10 billion. Diluted earnings per share are expected to be in the range of $4.42 to $4.57, including the impact of the Venezuela currency devaluation in the first quarter ($26 million net after-tax charge or $0.08 per diluted share). Excluding the impact of the Venezuela currency devaluation, adjusted diluted earnings per share are expected to be in the range of $4.50 to $4.65. Full-year capital expenditures are expected to be in the area of $1.4 billion supporting the current backlog of projects under contract with customers, which will come on stream in 2010 through 2012.

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

Refer to Item 7A. to Part II of Praxair’s 2009 Annual Report on Form 10-K for discussion.

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

There have been no material changes to the risk factors disclosed in Item 1A to Part I of Praxair’s 2009 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended March 31, 2010 is provided below:

Period	Total Number of Shares Purchased (1) (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (2) (Thousands)	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Program (3) (Millions)
January 2010	404	$78.37	392	$111
February 2010	434	$74.84	433	$79
March 2010	364	$77.70	350	$51

First Quarter 2010	1,202	$76.89	1,175	$51

(1)	A portion of repurchased shares were not part of the publicly announced share repurchase program. Shares were withheld from employees to satisfy certain tax obligations in connection with the vesting of performance-based stock units and deferred compensation distributions. The 2002 Praxair, Inc. Long-Term Incentive Plan and Praxair Compensation Deferral Program both provide for the withholding of shares to satisfy tax obligations.

(2)	On July 23, 2008, the company’s board of directors approved the repurchase of an additional $1 billion of its common stock which could take place from time to time on the open market (which could include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions.

(3)	As of March 31, 2010, the Company purchased $949 million of its common stock, pursuant to the 2008 program, leaving an additional $51 million remaining authorized for purchase under the 2008 program. The 2008 program does not have any stated expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits:

12.01	Computation of Ratio of Earnings to Fixed Charges.

31.01	Rule 13a-14(a) Certification

31.02	Rule 13a-14(a) Certification

32.01	Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act).

32.02	Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act).

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema

101. CAL	XBRL Taxonomy Extension Calculation Linkbase

101. LAB	XBRL Taxonomy Extension Label Linkbase

101. PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURE

Praxair, Inc. and Subsidiaries

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAXAIR, INC.
(Registrant)

Date: April 28, 2010	By:	/s/ Matthew J. White
Matthew J. White
Vice President and Controller
(On behalf of the Registrant
and as Chief Accounting Officer)