Form 10-Q
period 2010-06-30
PRAXAIR INC
filed 2010-07-28
CIK 884905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

At June 30, 2010, 306,065,273 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions of dollars, except per share data)

(UNAUDITED)

	Quarter Ended June 30,
	2010	2009
SALES	$2,527	$2,138
Cost of sales, exclusive of depreciation and amortization	1,437	1,190
Selling, general and administrative	302	265
Depreciation and amortization	230	207
Research and development	19	18
Other income (expense) - net	8	(11)

OPERATING PROFIT	547	447
Interest expense - net	29	33

INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	518	414
Income taxes	145	109

INCOME BEFORE EQUITY INVESTMENTS	373	305
Income from equity investments	8	6

NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	381	311
Less: noncontrolling interests	(10)	(12)

NET INCOME - PRAXAIR, INC.	$371	$299

PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS

Basic earnings per share	$1.21	$0.97

Diluted earnings per share	$1.19	$0.96

Cash dividends per share	$0.45	$0.40

WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	306,826	307,957
Diluted shares outstanding	311,109	312,429

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions of dollars, except per share data)

(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
SALES	$4,955	$4,261
Cost of sales, exclusive of depreciation and amortization	2,818	2,385
Selling, general and administrative	596	530
Depreciation and amortization	458	406
Research and development	37	36
Venezuela currency devaluation	27	—
Other income (expense) - net	7	(15)

OPERATING PROFIT	1,026	889
Interest expense - net	61	68

INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	965	821
Income taxes	276	223

INCOME BEFORE EQUITY INVESTMENTS	689	598
Income from equity investments	15	11

NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	704	609
Less: noncontrolling interests	(19)	(20)

NET INCOME - PRAXAIR, INC.	$685	$589

PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS

Basic earnings per share	$2.23	$1.91

Diluted earnings per share	$2.20	$1.89

Cash dividends per share	$0.90	$0.80

WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	306,810	307,887
Diluted shares outstanding	311,251	312,021

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Millions of dollars)

(UNAUDITED)

	June 30, 2010	December 31, 2009
ASSETS

Cash and cash equivalents	$48	$45
Accounts receivable - net	1,617	1,579
Inventories	374	377
Prepaid and other current assets	236	222

TOTAL CURRENT ASSETS	2,275	2,223

Property, plant and equipment (less accumulated depreciation of $9,535 at June 30, 2010 and $9,448 at December 31, 2009)	8,932	8,990
Goodwill	2,009	2,070
Other intangible assets - net	140	142
Other long-term assets	936	892

TOTAL ASSETS	$14,292	$14,317

LIABILITIES AND EQUITY

Accounts payable	$729	$730
Short-term debt	186	227
Current portion of long-term debt	57	71
Other current liabilities	787	785

TOTAL CURRENT LIABILITIES	1,759	1,813

Long-term debt	4,783	4,757
Other long-term obligations	1,983	2,099

TOTAL LIABILITIES	8,525	8,669

Commitments and contingencies (Note 11)

Praxair, Inc. Shareholders’ Equity:
Common stock $0.01 par value, authorized - 800,000,000 shares, issued 2010 - 380,522,137 shares and 2009 - 379,415,678 shares	4	4
Additional paid-in capital	3,551	3,473
Retained earnings	7,241	6,831
Accumulated other comprehensive income (loss)	(1,383)	(1,155)
Treasury stock, at cost (2010 - 74,456,864 shares and 2009 - 72,938,074 shares)	(3,961)	(3,838)

Total Praxair, Inc. Shareholders’ Equity	5,452	5,315
Noncontrolling interests	315	333

TOTAL EQUITY	5,767	5,648

TOTAL LIABILITIES AND EQUITY	$14,292	$14,317

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of dollars)

(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
OPERATIONS
Net income - Praxair, Inc.	$685	$589
Noncontrolling interests	19	20

Net income (including noncontrolling interests)	704	609

Adjustments to reconcile net income to net cash provided by operating activities:
Venezuela currency devaluation and other charges, net of payments	24	(28)
Depreciation and amortization	458	406
Deferred income taxes	100	29
Share-based compensation	23	19
Accounts receivable	(48)	47
Inventory	3	19
Prepaid and other current assets	(18)	14
Payables and accruals	(28)	(246)
Pension contributions	(114)	(9)
Other	(85)	52

Net cash provided by operating activities	1,019	912

INVESTING
Capital expenditures	(613)	(663)
Acquisitions, net of cash acquired	(20)	(11)
Divestitures and asset sales	21	13

Net cash used for investing activities	(612)	(661)

FINANCING
Short-term debt borrowings - net	(53)	(272)
Long-term debt borrowings	1,193	833
Long-term debt repayments	(1,167)	(504)
Issuances of common stock	55	37
Purchases of common stock	(140)	(85)
Cash dividends - Praxair, Inc. shareholders	(275)	(246)
Excess tax benefit on stock option exercises	13	6
Noncontrolling interest transactions and other	(11)	(22)

Net cash used for financing activities	(385)	(253)

Effect of exchange rate changes on cash and cash equivalents	(19)	3

Change in cash and cash equivalents	3	1
Cash and cash equivalents, beginning-of-period	45	32

Cash and cash equivalents, end-of-period	$48	$33

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

Accounting Standards Implemented in 2010

Disclosures about Fair Value Measurements – The standard added new requirements for disclosures about transfers into and out of Levels 1 and 2 and clarified existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The portion of this standard related to these items was effective for Praxair in 2010 and its adoption did not have a significant impact on the condensed consolidated financial statements. In addition, the standard added requirements for separate disclosures about the activity relating to Level 3 fair value measurements effective for Praxair on January 1, 2011. Praxair does not expect this requirement to have a significant impact on the condensed consolidated financial statements.

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

Accounting Standards to Be Implemented

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses – This standard requires additional disclosures about financing receivables including rollforward schedules and other qualitative information. These disclosures will be required for Praxair beginning with the year-end 2010 financial statements. Praxair does not expect this requirement to have a significant impact on the condensed consolidated financial statements.

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

2008 Cost Reduction Program

In the fourth quarter 2008, Praxair recorded charges relating to severance and other exit costs associated with a global cost reduction program which was initiated in response to the global economic downturn (see Note 2 to the consolidated financial statements of Praxair’s 2009 Annual Report on Form 10-K). The program required cash payments of $3 million and $28 million in the six months ended June 30, 2010 and 2009, respectively. At June 30, 2010, remaining cash payments are not significant.

3. Inventories

The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	June 30, 2010	December 31, 2009

Raw materials and supplies	$138	$137
Work in process	47	46
Finished goods	189	194

Total inventories	$374	$377

4. Debt

The following is a summary of Praxair’s outstanding debt at June 30, 2010 and December 31, 2009:

(Millions of dollars)	June 30, 2010	December 31, 2009

SHORT-TERM
Commercial paper and U.S. bank borrowings	$97	$46
European borrowings	18	9
Canadian borrowings	3	1
South American borrowings	19	4
Asian borrowings	31	156
Other international borrowings	18	11

Total short-term debt	186	227

LONG-TERM
U.S. borrowings
Floating Rate Notes due 2010 (c)	—	500
6.375% Notes due 2012 (a, b)	507	509
1.75% Notes due 2012 (a, b)	409	399
3.95% Notes due 2013	350	350
2.125% Notes due 2013 (a, b, d)	515	—
4.375% Notes due 2014 (a)	299	299
5.25% Notes due 2014	400	400
4.625% Notes due 2015	500	500
3.25% Notes due 2015 (a, b)	426	401
5.375% Notes due 2016	400	400
5.20% Notes due 2017	325	325
4.50% Notes due 2019 (a)	597	597
Other	6	7

European borrowings	8	4
South American borrowings	47	66
Asian borrowings	42	65
Obligations under capital lease	9	6

	4,840	4,828
Less: current portion of long-term debt	(57)	(71)

Total long-term debt	4,783	4,757

Total debt	$5,026	$5,055

(a)	Amounts are net of unamortized discounts.
(b)	June 30, 2010 and December 31, 2009 include a $61 million and $12 million fair value increase, respectively, related to hedge accounting. See Note 5 for additional information.
(c)	At December 31, 2009, $500 million of floating rate notes due 2010 have been classified as long-term because of the company’s intent to refinance this debt on long-term basis and the availability of such financing under the terms of existing agreements.
(d)	On January 14, 2010, Praxair issued $500 million of 2.125% notes due 2013. The proceeds were used to repay long-term debt, to fund share repurchases under the share repurchase program and for general corporate purposes.

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

The following table is a summary of the notional amount and fair value of derivatives outstanding at June 30, 2010 and December 31, 2009 for consolidated subsidiaries:

			Fair Value
(Millions of dollars)	Notional Amounts		Assets		Liabilities
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009

Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$1,290	$1,161	$2	$9	$1	$2
Anticipated net income (b)	128	128	12	8	—	—

Total	$1,418	$1,289	$14	$17	$1	$2

Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted purchases (a)	$—	$2	$—	$—	$—	$—
Interest rate contracts:
Interest rate swaps (b)	1,300	400	53	2	—	—

Total	$1,300	$402	$53	$2	$—	$—

Total Derivatives	$2,718	$1,691	$67	$19	$1	$2

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.
(b)	Assets are recorded in other long term assets.

Currency Contracts

Balance Sheet Items

Foreign currency contracts related to balance sheet items consist of forward contracts entered into to manage the exposure to fluctuations in foreign-currency exchange rates on recorded balance sheet assets and liabilities denominated in currencies other than the functional currency of the related operating unit. The fair value adjustments on these contracts are largely offset by the fair value adjustments recorded on the hedged assets and liabilities.

Anticipated Net Income

The anticipated net income hedge contracts at June 30, 2010 and December 31, 2009 consist of foreign currency options related to anticipated net income in Brazil, Europe and Canada. Over the term of the contracts, the fair value adjustments from net-income hedging contracts are largely offset by the impacts on reported net income resulting from the currency translation process. The accounting rules pertaining to derivatives and hedging do not allow hedges of anticipated net income to be designated as hedging instruments.

Forecasted Purchases

Foreign currency contracts related to forecasted purchases consist of forward contracts entered into to manage the exposure to fluctuations in foreign-currency exchange rates on forecasted purchases of capital-related equipment and services denominated in currencies other than the functional currency of the related operating units. These forward contracts were designated and accounted for as cash flow hedges. The net impact recorded in accumulated other comprehensive income (AOCI) was less than $1 million during the second quarter and six months ended June 30, 2010 and 2009.

Interest Rate Contracts

Interest Rate Swaps

At June 30, 2010, Praxair had the following interest-rate swap agreements outstanding that effectively convert fixed-rate interest to variable-rate interest:

•	January 14, 2010 agreement related to the $500 million 2.125% fixed-rate notes that mature in 2013,

•	January 4, 2010 agreement related to the $400 million 1.75% fixed-rate notes that mature in 2012, and

•	September 2009 agreement related to the $400 million 3.25% fixed-rate notes that mature in 2015.

These interest rate swap agreements were designated as fair value hedges with the resulting fair value adjustments recognized in earnings along with an equally offsetting charge/benefit to earnings for the changes in the fair value of the underlying debt instruments. At June 30, 2010, $53 million was recognized as an increase in the fair value of these notes ($16 million, $10 million and $27 million, respectively).

During 2002, Praxair entered into and terminated $500 million notional amount of interest-rate swap agreements that effectively converted fixed-rate interest to variable-rate interest on the $500 million 6.375% notes that mature in April 2012. The termination resulted in a cash gain of $47 million, which Praxair recognized in earnings and was equally offset with a charge to earnings for the changes in the fair value of the underlying debt instrument. This debt increase of $47 million is being recognized in earnings as a reduction to interest expense over the remaining term of the underlying debt, or about ten years. During the quarter and six-month periods ended June 30, 2010 and 2009, $1 million and $2 million was recognized as a reduction to interest expense, respectively, and $8 million remains unrecognized at June 30, 2010 ($10 million at December 31, 2009) and is shown as an increase to long-term debt.

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

The following table summarizes the impacts of the Company’s derivatives on the consolidated statement of income and AOCI for the quarter and six-month periods ended June 30, 2010 and 2009:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (a)
(Millions of dollars)	Quarter Ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$(20)	$21	$(26)	$1
Other balance sheet items	2	2	2	3
Anticipated net income	4	(16)	4	(13)

Total	$(14)	$7	$(20)	$(9)

	Amount of Pre-Tax Gain (Loss) Recognized in AOCI (b)
(Millions of dollars)	Quarter Ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Derivatives Designated as Hedging Instruments
Interest rate contracts:
Treasury rate locks	$—	$—	$—	$10

Total	$—	$—	$—	$10

(a)	The gains (losses) on balance sheet items are largely offset by gains (losses) recorded on the underlying hedged assets and liabilities. The gains (losses) for the derivatives and the underlying hedged assets and liabilities related to debt items are recorded in the consolidated statement of income as interest expense-net. Other balance sheet items and anticipated net income gains (losses) are recorded in the consolidated statement of income as other income (expense)-net.
(b)	The gains (losses) for interest rate contracts are reclassified to earnings as interest expense-net. The amount of gains (losses) reclassified to earnings for the quarters and six months ended June 30, 2010 and 2009 was less than $1 million. Net gains (losses) of $1 million are expected to be reclassified to earnings over the next twelve months. There was no ineffectiveness.

6. Fair Value Disclosures

The fair value hierarchy prioritizes the input to valuation techniques used to measure fair value into three broad levels as follows:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2010:

	Fair Value Measurements Using
(Millions of dollars)	Level 1	Level 2	Level 3	Total

Assets
Derivative assets	$—	$67	$—	$67
Investments	2	—	—	2

Total	$2	$67	$—	$69

Liabilities
Derivative liabilities	$—	$1	$—	$1

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

The fair values of cash and cash equivalents, short-term debt, accounts receivables-net, and accounts payable approximate carrying amounts because of the short maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. At June 30, 2010, the estimated fair value of Praxair’s long-term debt portfolio was $5,189 million versus a carrying value of $4,840 million. At December 31, 2009, the estimated fair value of Praxair’s long-term debt portfolio was $5,066 million versus a carrying value of $4,828 million. Differences from carrying amounts are attributable to interest-rate changes subsequent to when the debt was issued.

7. Earnings Per Share – Praxair, Inc. Shareholders

Basic earnings per share is computed by dividing Net Income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net Income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator (Millions of dollars)
Net Income - Praxair, Inc.	$371	$299	$685	$589

Denominator (Thousands of shares)
Weighted average shares outstanding	306,179	307,269	306,162	307,205
Shares earned and issuable under compensation plans	647	688	648	682

Weighted average shares used in basic earnings per share	306,826	307,957	306,810	307,887
Effect of dilutive securities

Stock options and awards	4,283	4,472	4,441	4,134

Weighted average shares used in diluted earnings per share	311,109	312,429	311,251	312,021

Basic Earnings Per Share	$1.21	$0.97	$2.23	$1.91
Diluted Earnings Per Share	$1.19	$0.96	$2.20	$1.89

Stock options of 3,200,122 and 3,201,668 were antidilutive and therefore excluded in the computation of diluted earnings per share for the quarter and six months ended June 30, 2010, respectively. Stock options of 3,246,115 were antidilutive and excluded in the computation for the quarter and six months ended June 30, 2009.

8. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2010 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total

Balance, December 31, 2009	$1,297	$232	$368	$31	$142	$2,070
Acquisitions	1	—	3	—	—	4
Purchase adjustments & other	(3)	—	—	—	3	—
Foreign currency translation	6	(10)	(53)	1	(9)	(65)

Balance, June 30, 2010	$1,301	$222	$318	$32	$136	$2,009

Impairment tests have been performed annually during the second quarter of each year since the initial adoption of the goodwill accounting standard in 2002, and no impairments were indicated.

Changes in the carrying amounts of other intangibles for the six months ended June 30, 2010 were as follows:

(Millions of dollars)	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2009	$163	$34	$24	$221
Additions	9	1	—	10
Foreign currency translation	(5)	—	—	(5)
Other	(3)	(5)	—	(8)

Balance, June 30, 2010	$164	$30	$24	$218

Less: Accumulated amortization
Balance, December 31, 2009	$(52)	$(21)	$(6)	$(79)
Amortization expense	(7)	(3)	—	(10)
Foreign currency translation	3	—	—	3
Other	3	5	—	8

Balance, June 30, 2010	$(53)	$(19)	$(6)	$(78)

Net balance at June 30, 2010	$111	$11	$18	$140

There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible asset is approximately 13 years.

Total estimated annual amortization expense is as follows:

(millions of dollars)
Remaining 2010	$11
2011	19
2012	17
2013	15
2014	14
Thereafter	64

$140

9. Share-Based Compensation

Share-based compensation of $13 million ($9 million after tax) and $10 million ($7 million after tax) was recognized during the quarters ended June 30, 2010 and 2009, respectively. Share-based compensation of $23 million ($16 million after tax) and $19 million ($13 million after tax) was recognized for the six months ended June 30, 2010 and 2009, respectively. The expense was primarily recorded in selling, general and administrative expenses. There was no share-based compensation cost that was capitalized. For further details regarding Praxair’s share-based compensation arrangements and prior year grants, refer to Note 15 to the consolidated financial statements of Praxair’s 2009 Annual Report on Form 10-K.

Stock Options

The weighted-average fair value of options granted during the six months ended June 30, 2010 was $12.55 ($8.05 in 2009) based on the Black-Scholes Options-Pricing model.

The following weighted-average assumptions were used for grants in 2010 and 2009:

	Six Months Ended June 30,
	2010	2009
Dividend yield	2.4%	2.6%
Volatility	20.8%	18.7%
Risk-free interest rate	2.5%	1.9%
Expected term years	5	5

The following table summarizes option activity under the plans as of June 30, 2010 and changes during the six-month period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value

Outstanding at January 1, 2010	18,683	$53.80
Granted	1,397	76.17
Exercised	(1,172)	40.66
Cancelled or Expired	(36)	59.20

Outstanding at June 30, 2010	18,872	56.26	6.0	$372

Exercisable at June 30, 2010	14,772	$51.53	5.2	$361

The aggregate intrinsic value represents the difference between the company’s closing stock price of $75.99 as of June 30, 2010 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during the quarter and six months ended June 30, 2010 was $29 million and $50 million, respectively ($16 million and $30 million for the same time periods in 2009, respectively).

Cash received from option exercises under all share-based payment arrangements for the quarter and six months ended June 30, 2010 was $30 million and $48 million, respectively ($17 million and $28 million for the same time periods in 2009, respectively). The cash tax benefit realized from stock option exercises totaled $10 million and $15 million for the quarter and six months ended June 30, 2010, of which $13 million in excess tax benefits was classified as financing cash flows ($6 million for the same time periods in 2009).

As of June 30, 2010, $29 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.5 years.

Performance-Based and Restricted Stock Awards

During the six months ended June 30, 2010, the company granted performance-based stock units to employees which vest on the third anniversary of their grant date. The actual number of shares issued in settlement of a vested award can range from zero to 150 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three-year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s common stock on the date of the grant and the estimated performance that will be achieved. Compensation expense will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved.

During the six months ended June 30, 2010, the company granted restricted stock units to employees. The majority of the restricted stock units vest at the end of or ratably over a three-year service period. Compensation expense related to the restricted stock units is recognized on a straight-line basis over the vesting period.

The weighted-average fair value of performance-based stock and restricted stock units granted during the six months ended June 30, 2010 was $70.99 and $71.81, respectively ($56.31 for both during the same periods in 2009). This is based on the closing market price of Praxair’s common stock on the grant date adjusted for dividends that will not be paid during the vesting period.

The following table summarizes non-vested performance-based and restricted stock award activity as of June 30, 2010 and changes during the six-month period then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
Performance-Based and Restricted Stock Activity	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2010	449	$59.57	97	$49.97
Granted	296	70.99	207	71.81
Vested	(39)	83.89	—	—
Cancelled	(8)	76.52	(1)	65.63

Non-vested at June 30, 2010	698	$62.86	303	$64.84

As of June 30, 2010, based on current estimates of future performance, $34 million of unrecognized compensation cost related to performance-based awards is expected to be recognized through the first quarter of 2013 and $15 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized through the second quarter of 2017.

10. Retirement Programs

The components of net pension and postretirement benefits other than pensions (OPEB) costs for the quarters and six-month periods ended June 30, 2010 and 2009 are shown below:

	Quarter Ended June 30,				Six Months Ended June 30,
	Pensions		OPEB		Pensions		OPEB
(Millions of dollars)	2010	2009	2010	2009	2010	2009	2010	2009

Service cost	$10	$9	$1	$1	$20	$18	$3	$2
Interest cost	30	29	3	4	60	57	7	8
Expected return on plan assets	(37)	(32)	—	—	(70)	(63)	—	—
Net amortization and deferral	9	4	—	—	17	8	—	—

Net periodic benefit cost	$12	$10	$4	$5	$27	$20	$10	$10

Praxair estimates that 2010 contributions to its pension plans will be in the range of $125 million to $135 million, of which $114 million have been made through June 30, 2010.

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

Among such matters are:

•

Claims brought by welders alleging that exposure to manganese contained in welding fumes caused neurological injury. Praxair has never manufactured welding consumables. Such products were manufactured prior to 1985 by a predecessor company of Praxair. As of June 30, 2010, Praxair was a co-defendant with many other companies in lawsuits alleging personal injury caused by manganese contained in welding fumes. There were a total of 611 individual claimants in these cases. The cases were pending in several state and federal courts. The federal cases have been transferred to the U.S. District Court for the Northern District of Ohio for coordinated pretrial proceedings. The plaintiffs seek unspecified compensatory and, in most instances, punitive damages. In the past, Praxair has either been dismissed from the cases with no payment or has settled a few cases for nominal amounts. These claims raise numerous, individual issues that make them generally unsuited for class action status. Separately, various class actions for medical monitoring have been proposed but none have been certified. No reserves have been recorded for these cases as management does not believe that a loss from them is probable or reasonably estimable.

•

An investigation by Spanish prosecutors relating to income tax credits generated by certain of the company’s Spanish subsidiaries prior to 2002 totaling approximately $147 million. These tax positions relate to interpretation of the Spanish civil tax code and are under criminal investigation, although some have previously been the subject of civil tax proceedings. Praxair has recorded a full liability, including interest, for these tax positions. During March 2010, the investigation was expanded to include additional transactions subsequent to 2002. No additional liabilities have been recorded as management does not believe that an additional loss is probable or reasonably estimable at this time. Although it is difficult to predict the timing of events, the company believes the matter could be sent to trial in the near term, and at that time, material fines may be levied. The company believes it has strong defenses and will vigorously defend its position and appeal any unfavorable rulings up to such levels of the Spanish judiciary as may be necessary.

•

Claims by the Brazilian taxing authorities against several of the company’s Brazilian subsidiaries relating to non-income and income tax matters. During May 2009, the Brazilian government published Law 11941/2009 instituting a new voluntary amnesty program (“Refis Program”) which allowed Brazilian companies to settle certain federal tax disputes at reduced amounts. During the 2009 third quarter, Praxair decided that it was economically beneficial to settle many of its outstanding federal tax disputes and these disputes were enrolled in the Refis Program and settled (see Note 2 to the consolidated financial statements of Praxair’s 2009 Annual Report on Form 10-K). During January 2010, the Brazilian state of Rio de Janeiro (“Rio”) published Law 5647/2010 instituting a new state amnesty program (“Rio Amnesty Program”) which allows Brazilian companies to settle certain disputes with the state of Rio at reduced amounts. During the 2010 first quarter, Praxair decided that it was economically beneficial to settle several of its outstanding disputes with the state of Rio and these disputes were enrolled in the Program and settled. The final settlements related to both the Refis and Rio Amnesty Programs are subject to final calculation and review by the Brazilian federal and Rio state governments, respectively, and the company currently anticipates these reviews will conclude during the next year. Any differences from amounts recorded will be adjusted to income at that time.

After enrollment in the amnesty programs, at June 30, 2010 the most significant remaining claims relate to a state VAT tax matter associated with a procedural issue and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties as appropriate, is approximately $148 million. Praxair has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

•

In the course of its normal business operations, the company and its subsidiaries are the subject of various regulatory actions from time to time. The company’s Brazilian subsidiary and several other Brazilian industrial gas companies are the subject of a proceeding by a unit of the Brazilian Ministry of Justice for alleged anticompetitive activities during a period prior to 2004. The company believes it has strong defenses and, in the event of an administrative fine, which may be material, the company will vigorously appeal it up to such levels of the Federal Courts in Brazil as may be necessary. No reserve has been recorded for this proceeding as management does not believe that an ultimate loss is probable or reasonably estimable at this time.

12. Segments

Sales and operating profit by segment for the quarters and six-month periods ended June 30, 2010 and 2009 are shown below. For a description of Praxair’s operating segments, refer to Note 18 to the consolidated financial statements of Praxair’s 2009 Annual Report on Form 10-K.

	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2010	2009	2010	2009

SALES(a)
North America	$1,281	$1,120	$2,519	$2,284
Europe	335	306	673	609
South America	490	395	948	748
Asia	280	199	538	379
Surface Technologies(b)	141	118	277	241

	$2,527	$2,138	$4,955	$4,261

OPERATING PROFIT
North America	$294	$264	$571	$520
Europe	73	61	140	124
South America	114	70	223	145
Asia	44	33	78	59
Surface Technologies	22	19	41	41

Segment operating profit	547	447	1,053	889
Venezuela currency devaluation (Note 2)	—	—	(27)	—

Total operating profit	$547	$447	$1,026	$889

(a)	Intersegment sales, primarily from North America to other segments, were not significant for the quarters and six-month periods ended June 30, 2010 and 2009.
(b)	On July 1, 2009, Praxair acquired Sermatech International Holdings Corp., which contributed sales of $21 million and $41 million, respectively, in the quarter and six-month periods ended June 30, 2010.

13. Equity

A summary of the changes in total equity for the quarters and six months ended June 30, 2010 and 2009 is provided below:

(Millions of dollars)	Quarter Ended June 30,
	2010			2009
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance, beginning of period	$5,398	$332	$5,730	$4,073	$302	$4,375

Net Income	371	10	381	299	12	311
Translation Adjustments	(197)	(12)	(209)	452	9	461
Derivative Instruments, net of less than $1 million of taxes in 2010 and 2009	—		—	1		1
Funded Status - retirement obligations, net of $1 million taxes in 2010 and less than $1 million taxes in 2009	12		12	(8)		(8)

Comprehensive income	186	(2)	184	744	21	765
Dividends to noncontrolling interests	—	(15)	(15)	—	(13)	(13)
(Purchases) sales of noncontrolling interests (a)	(2)		(2)	(8)	(2)	(10)
Dividends to Praxair, Inc. common stock holders ($0.45 per share in 2010 and $0.40 per share in 2009)	(137)		(137)	(123)		(123)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	2		2	2		2
For employee savings and incentive plans	32		32	22		22
Purchases of common stock	(50)		(50)	(85)		(85)
Tax benefit from stock options	10		10	3		3
Share-based compensation	13		13	10		10

Balance, end of period	$5,452	$315	$5,767	$4,638	$308	$4,946

	Six Months Ended June 30,
(Millions of dollars)	2010			2009
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance, beginning of period	$5,315	$333	$5,648	$4,009	$302	$4,311

Net Income	685	19	704	589	20	609
Translation Adjustments	(238)	(18)	(256)	307	—	307
Derivative Instruments, net of less than $1 million taxes in 2010 and $3 million taxes in 2009	—		—	7		7
Funded Status - retirement obligations, net of $18 million taxes in 2010 and $1 million taxes in 2009	10		10	(2)		(2)

Comprehensive income	457	1	458	901	20	921
Dividends to noncontrolling interests	—	(19)	(19)	—	(16)	(16)
Additions to noncontrolling interests	—		—	—	5	5
(Purchases) sales of noncontrolling interests (a)	(2)		(2)	(8)	(3)	(11)
Dividends to Praxair, Inc. common stock holders ($0.90 per share in 2010 and $0.80 per share in 2009)	(275)		(275)	(246)		(246)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	4		4	4		4
For employee savings and incentive plans	57		57	40		40
Purchases of common stock	(142)		(142)	(88)		(88)
Tax benefit from stock options	15		15	7		7
Share-based compensation	23		23	19		19

Balance, end of period	$5,452	$315	$5,767	$4,638	$308	$4,946

(a)	During the 2010 and 2009 second quarters, Praxair increased its ownership in an Italian and US packaged gas subsidiary, respectively. The difference between the purchase price and the related noncontrolling interests of $2 million and $8 million, respectively, was recorded as a decrease in Praxair’s additional paid-in capital.

The components of accumulated other comprehensive income (loss) (“AOCI”) are as follows:

(Millions of dollars)	June 30, 2010	December 31, 2009

Cumulative translation adjustments (CTA)	$(907)	$(651)
Derivative instruments	4	4
Pension/ OPEB funded status obligation	(492)	(502)

	(1,395)	(1,149)
Less: noncontrolling interests (CTA)	(12)	6

AOCI - Praxair, Inc.	$(1,383)	$(1,155)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Consolidated Results

The following table provides summary data for the quarters and six-month periods ended June 30, 2010 and 2009:

	Quarter Ended June 30,			Six Months Ended June 30,
(Dollar amounts in millions, except per share data)	2010	2009	Variance	2010	2009	Variance
Reported Amounts
Sales	$2,527	$2,138	18%	$4,955	$4,261	16%
Gross margin (a)	$1,090	$948	15%	$2,137	$1,876	14%
As a percent of sales	43.1%	44.3%		43.1%	44.0%
Selling, general and administrative	$302	$265	14%	$596	$530	12%
As a percent of sales	12.0%	12.4%		12.0%	12.4%
Depreciation and amortization	$230	$207	11%	$458	$406	13%
Venezuela currency devaluation (b)	$—	$—		$27	$—
Other income (expense) - net	$8	$(11)		$7	$(15)
Operating profit	$547	$447	22%	$1,026	$889	15%
As a percent of sales	21.6%	20.9%		20.7%	20.9%
Interest expense - net	$29	$33	(12)%	$61	$68	(10)%
Effective tax rate	28.0%	26.3%		28.6%	27.2%
Net income - Praxair, Inc.	$371	$299	24%	$685	$589	16%
Diluted earnings per share	$1.19	$0.96	24%	$2.20	$1.89	16%
Diluted shares outstanding	311,109	312,429	—%	311,251	312,021	—%
Adjusted Amounts - 2010 (c)
Operating profit				$1,053	$889	18%
As a percent of sales				21.3%	20.9%
Effective tax rate				27.9%	27.2%
Net income - Praxair, Inc.				$711	$589	21%
Diluted earnings per share				$2.28	$1.89	21%

(a)	Gross margin excludes depreciation and amortization expense.
(b)	See Note 2 to the condensed consolidated financial statements.
(c)	Adjusted amounts are non-GAAP measures. 2010 adjusted amounts exclude the impact of the Venezuela currency devaluation. Variances are calculated using adjusted amounts, when appropriate. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A. Amounts reflected for 2009 represent the reported amounts.

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

	Quarter Ended June 30, 2010 vs. 2009	Six Months Ended June 30, 2010 vs. 2009
	% Change	% Change
Sales
Volume	12%	9%
Price/Mix/Other	—%	—%
Cost pass-through	1%	1%
Currency	4%	5%
Acquisitions/ divestitures	1%	1%

Total sales change	18%	16%

Sales increased $389 million, or 18%, for the second quarter and increased $694 million, or 16%, for the six months ended June 30, 2010 versus the respective 2009 periods. The underlying increase in sales of 12% and 9% for the quarter and year-to-date periods, respectively, reflects higher volumes in all geographies. Sales to the chemicals, metals and electronics end markets showed the strongest growth compared with the prior year. The favorable impact of currency, primarily in South America, Asia, Mexico and Canada increased sales by 4% and 5% for the quarter and year-to-date periods, respectively. Higher cost pass-through increased sales by $26 million, or 1%, for the quarter and $47 million, or 1%, for the year-to-date period, with a negligible impact on operating profit.

Gross margin in 2010 improved $142 million, or 15%, for the second quarter and increased $261 million, or 14%, for the six months ended June 30, 2010 versus the respective 2009 periods primarily due to higher volumes. The decrease in the gross margin percentage for both the quarter and year-to-date periods to 43.1% was primarily due to the impact from higher cost pass-through and product mix.

Selling, general and administrative (SG&A) expenses increased $37 million, or 14%, for the second quarter and increased $66 million, or 12%, for the six months ended June 30, 2010 versus the respective 2009 periods, but decreased as a percentage of sales in both periods. The increase in SG&A expenses was primarily due to currency impacts and higher pension and benefit costs.

Depreciation and amortization expense increased $23 million, or 11%, for the second quarter and increased $52 million, or 13%, for the six months ended June 30, 2010 versus the respective 2009 periods. The increase was due to depreciation associated with project start-ups and currency effects.

Other income (expense) – net was a $8-million benefit and $7-million benefit for the quarter and six months ended June 30, 2010, respectively, versus a $ 11-million expense and $15-million expense in the respective 2009 periods. The 2010 quarter and six-month periods included $5 million and $6 million of currency related net gains, respectively, primarily related to net income hedges. The 2009 quarter and six-month periods included $16 million and $15 million of currency related net losses, respectively, primarily related to net income hedges (see Note 5 to the condensed consolidated financial statements).

Reported operating profit increased $100 million, or 22%, for the second quarter versus 2009. For the six months ended June 30, 2010, adjusted operating profit increased $164 million, or 18%, versus the respective 2009 period. This increase was primarily driven by higher sales volumes.

Interest expense – net decreased $4 million, or 12%, for the second quarter and decreased $7 million, or 10%, for the six months ended June 30, 2010 versus the respective periods in 2009 due to lower effective interest rates and lower levels of international bank borrowings.

The reported effective tax rate for the second quarter 2010 was 28.0% versus 26.3% for the same period in 2009. The adjusted effective tax rate for the six months ended June 30, 2010 was 27.9% versus 27.2% for the same period in 2009. The 2009 periods include a $7 million tax benefit primarily related to tax incentives in Italy. Excluding this tax benefit, the underlying effective tax rate for the quarter and six month periods was 28.0% in 2009.

Reported net income – Praxair, Inc. increased $72 million, or 24%, for the second quarter versus 2009. For the six months ended June 30, 2010, adjusted net income – Praxair, Inc. increased $122 million, or 21%, versus the respective 2009 period. The increase was primarily due to higher operating profit and lower interest expense.

Reported diluted earnings per share (EPS) increased $0.23 per diluted share, or 24%, for the second quarter 2010 versus 2009. For the six months ended June 30, 2010, adjusted EPS increased $0.39, or 21%, versus the respective 2009 period. The underlying increase in EPS was in line with the increase in net income – Praxair, Inc.

The number of employees at June 30, 2010 was 25,877, reflecting a decrease of 287 employees from December 31, 2009.

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows:

	Quarter ended June 30,			Six Months Ended June 30,
(Dollar amounts in millions)	2010	2009	Variance	2010	2009	Variance

SALES
North America	$1,281	$1,120	14%	$2,519	$2,284	10%
Europe	335	306	9%	673	609	11%
South America	490	395	24%	948	748	27%
Asia	280	199	41%	538	379	42%
Surface Technologies	141	118	19%	277	241	15%

	$2,527	$2,138	18%	$4,955	$4,261	16%

OPERATING PROFIT
North America	$294	$264	11%	$571	$520	10%
Europe	73	61	20%	140	124	13%
South America	114	70	63%	223	145	54%
Asia	44	33	33%	78	59	32%
Surface Technologies	22	19	16%	41	41	—%

Segment operating profit	547	447	22%	1,053	889	18%
Venezuela currency devaluation (Note 2)	—	—		(27)	—

Total operating profit	$547	$447		$1,026	$889

North America

	Quarter Ended June 30, 2010 vs. 2009	Six Months Ended June 30, 2010 vs. 2009
	% Change	% Change
Sales
Volume	12%	8%
Price/Mix/Other	(1)%	(1)%
Cost pass-through	—%	—%
Currency	3%	3%

Total sales change	14%	10%

Sales increased $161 million, or 14%, for the second quarter and increased $235 million, or 10%, for the six months ended June 30, 2010 versus the respective 2009 periods. Currency appreciation, primarily in Canada and Mexico, increased sales by 3% in both the quarter and year-to-date periods. Higher cost pass-through increased sales by $1 million, or less than 1%, for the quarter and $4 million, or less than 1%, for the year-to-date period with a minimal impact on operating profit. Excluding currency and cost pass-through, sales increased 11% and 7% in the quarter and year-to-date periods primarily due to higher volumes. Sales were higher to the chemicals, metals and energy end-markets.

Operating profit increased $30 million, or 11%, for the second quarter and increased $51 million, or 10%, for the six months ended June 30, 2010 versus the respective 2009 periods. Excluding the impact of currency, operating profit grew as a result of higher volumes and lower fixed costs due to ongoing productivity initiatives and cost reductions.

Europe

	Quarter ended June 30, 2010 vs. 2009	Six Months Ended June 30, 2010 vs. 2009
	% Change	% Change
Sales
Volume	10%	9%
Price/Mix/Other	1%	—%
Cost pass-through	—%	1%
Currency	(3)%	1%
Acquisitions/Divestitures	1%	—%

Total sales change	9%	11%

Sales increased $29 million, or 9%, for the second quarter and increased $64 million, or 11%, for the six months ended June 30, 2010 versus the respective 2009 periods. Currency decreased sales by 3% and increased sales by 1% in the quarter and year-to-date periods, respectively. Higher cost pass-through increased sales by $1 million, or less than 1%, for the quarter and increased sales by $4 million, or 1%, for the year-to-date period, with a minimal impact on operating profit. The underlying improvement in sales of 11% and 9% for the quarter and year-to-date periods, respectively, was due primarily to higher on-site and merchant volumes in Germany, Italy and Spain.

Operating profit increased $12 million, or 20%, for the second quarter and increased $16 million, or 13%, for the six months ended June 30, 2010 versus the respective 2009 periods. Operating profit for the 2010 quarter and six-month periods included net income hedge gains of $4 million and $5 million, respectively. Operating profit for the 2009 quarter and six-month periods included net income hedge losses of $4 million and $2 million, respectively (see Note 5 to the condensed consolidated financial statements). The underlying increase in operating profit was due to higher volumes.

South America

	Quarter ended June 30,	Six Months Ended June 30,
	2010 vs. 2009	2010 vs. 2009
	% Change	% Change
Sales
Volume	14%	11%
Price/Mix/Other	1%	3%
Cost pass-through	1%	1%
Currency	12%	16%
Equipment	(4)%	(4)%

Total sales change	24%	27%

Sales increased $95 million, or 24%, for the second quarter and increased $200 million, or 27%, for the six months ended June 30, 2010 versus the respective 2009 periods. Currency increased sales by 12% and 16% in the quarter and year-to-date periods, respectively. Higher cost pass-through increased sales by $4 million, or 1%, for both the 2010 second quarter and year-to-date period with a minimal impact on operating profit. Equipment sales were lower by 4% for both the quarter and year-to-date periods versus the prior year due to lower sales of natural gas cylinders. Excluding currency, cost pass-through and equipment, sales increased 15% and 14% for the quarter and year-to-date periods, respectively. The increase was primarily due to higher volumes to metals, manufacturing and healthcare customers and higher overall pricing.

Operating profit increased $44 million, or 63%, for the second quarter and increased $78 million, or 54%, for the six months ended June 30, 2010 versus the respective 2009 periods. Operating profit for the 2009 quarter and six-month periods included currency related net losses of $11 million and $12 million, respectively, which primarily consisted of net income hedge losses (see Note 5 to the condensed consolidated financial statements). Excluding the favorable impact of currency, underlying operating profit grew as a result of higher volumes and higher pricing. Operating profit for the 2010 year-to-date period included a benefit from a decision to settle certain disputes under a special amnesty program enacted by the State of Rio de Janeiro, which was largely offset by charges in connection with a non-core service business restructuring.

Asia

	Quarter ended June 30, 2010 vs. 2009	Six Months Ended June 30, 2010 vs. 2009
	% Change	% Change
Sales
Volume	27%	30%
Price/Mix/Other	(1)%	(2)%
Cost pass-through	10%	9%
Currency	5%	5%

Total sales change	41%	42%

Sales increased $81 million, or 41%, for the second quarter and increased $159 million, or 42%, for the six months ended June 30, 2010 versus the respective 2009 periods. Favorable currency increased sales by 5% for both the quarter and year-to-date periods. Higher cost pass-through increased sales by $20 million, or 10%, for the 2010 second quarter, and increased sales by $36 million, or 9%, for the year-to-date period, with a minimal impact on operating profit. Excluding currency and cost pass-through, sales increased 26% and 28% for the quarter and year-to-date periods, respectively, due primarily to sharply higher volumes across the region and new plant start-ups.

Operating profit increased $11 million, or 33%, for the second quarter and increased $19 million, or 32%, for the six months ended June 30, 2010 versus the respective 2009 periods primarily as the result of higher sales volumes and currency appreciation.

Surface Technologies

	Quarter ended June 30, 2010 vs. 2009	Six Months Ended June 30, 2010 vs. 2009
	% Change	% Change
Sales
Volume/Price	2%	(4)%
Currency	(1)%	2%
Acquisitions	18%	17%

Total sales change	19%	15%

Sales increased $23 million, or 19%, for the second quarter and increased $36 million, or 15%, for the six months ended June 30, 2010 versus the respective 2009 periods. Sales for the 2010 second quarter and year-to-date period increased $21 million, or 18%, and $41 million, or 17%, respectively, from the acquisition of Sermatech. Excluding the impact of currency translation and the acquisition, sales increased 2% and decreased 4% for the quarter and year-to-date periods, respectively. Sales for the quarter increased due to higher aviation coatings volumes partially offset by weaker industrial gas turbines coatings. Sales for the year-to-date period decreased primarily due to lower volumes to the energy end-market primarily for industrial gas turbines coatings.

Operating profit increased $3 million, or 16%, for the second quarter, and was flat for the six months ended June 30, 2010 versus the respective 2009 periods. The increase for the second quarter was principally driven by lower costs due to productivity initiatives.

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

To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percent of YTD 2010 Consolidated Sales (a)	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		June 30,	December 31,
Currency		2010	2009	2010	2009
Brazil real	17%	1.80	2.19	1.80	1.74
Euro	15%	0.74	0.75	0.81	0.69
Canada dollar	8%	1.04	1.21	1.04	1.05
Mexico peso	6%	12.74	14.01	12.67	13.03
China RMB	3%	6.83	6.83	6.79	6.83
India rupee	2%	46.04	49.35	46.13	46.68
Korea won	2%	1,160	1,355	1,205	1,170
Argentina peso	1%	3.87	3.64	3.93	3.80
Colombia peso	1%	1,948	2,321	1,913	2,044
Singapore dollar	1%	1.40	1.49	1.39	1.40
Taiwan dollar	1%	31.97	33.55	31.99	32.29
Thailand bhat	1%	32.77	35.15	32.42	33.36
Venezuela Bolivar (b)	<1%	4.30	2.15	4.30	2.15

(a)	Certain Surface technologies segment sales are included in European, Brazilian and Indian sales.
(b)	On January 8, 2010, the Venezuelan government announced a devaluation of the Venezuelan Bolivar to 4.30 (See Note 2 to the condensed consolidated financial statements).

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Six Months Ended June 30,
	2010	2009

NET CASH PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
Net income - Praxair, Inc.	$685	$589
Noncontrolling interests	19	20

Net income (including noncontrolling interests)	704	609

Adjustments to reconcile net income to net cash provided by operating activities:
Venezuela currency devaluation and other charges, net of payments	24	(28)
Depreciation and amortization	458	406
Accounts receivable	(48)	47
Inventory	3	19
Payables and accruals	(28)	(246)
Pension contributions	(114)	(9)
Other - net	20	114

Net cash provided by operating activities	$1,019	$912

INVESTING ACTIVITIES
Capital expenditures	(613)	(663)
Acquisitions, net of cash acquired	(20)	(11)
Divestitures and asset sales	21	13

Net cash used for investing activities	$(612)	$(661)

FINANCING ACTIVITIES
Debt increases (reductions) - net	(27)	57
Issuances (purchases) of common stock - net	(85)	(48)
Cash dividends - Praxair, Inc. shareholders	(275)	(246)
Excess tax benefit on stock option exercises	13	6
Noncontrolling interest transactions and other	(11)	(22)

Net cash used for financing activities	$(385)	$(253)

Cash Flow from Operations

Cash provided by operations of $1,019 million for the six months ended June 30, 2010 increased $107 million versus 2009. The increase was due to higher net income – Praxair, Inc., adjusted for the non-cash charge related to the Venezuela currency devaluation. In addition, cash provided by operations benefited from fewer cash payments for the 2008 cost reduction program and working capital changes partially offset by higher pension contributions.

Praxair estimates that 2010 contributions to its pension plans will be in the range of $125 million to $135 million, of which $114 million have been made through June 30, 2010.

In the third quarter 2009, Praxair recorded the net impact related to a Federal tax amnesty program in Brazil (see Note 2 to the consolidated financial statements of Praxair’s 2009 Annual Report on Form 10-K). The program required a cash outlay of $34 million in the 2009 fourth quarter and is expected to require up to an additional $60 million of cash payments in the next twelve months depending on the timing of the Brazilian government consolidation process.

Investing

Net cash used for investing of $612 million for the six months ended June 30, 2010 decreased $49 million versus 2009. Capital expenditures of $613 million relate largely to new production plants under contract for customers in North and South America, China and India.

Financing

Cash used for financing activities was $385 million in 2010 versus $253 million in 2009. Cash dividends of $275 million increased $29 million from the year ago period to $0.90 per share ($0.80 per share for 2009). The remaining increase was primarily due to lower net debt issuances in 2010 and higher net stock repurchases.

At June 30, 2010, Praxair’s total debt outstanding was $5,026 million, a decrease of $29 million from December 31, 2009. On January 14, 2010, Praxair issued $500 million of 2.125% notes due 2013. The proceeds were used to repay long-term debt, including the $500 million of floating rate notes due in May 2010, to fund share repurchases under the share repurchase program and for general corporate purposes.

On July 28, 2010, the company announced that the company’s board of directors approved a new $1.5 billion share repurchase program authorizing the company to repurchase shares from time to time on the open market or through negotiated transactions, subject to market and business conditions.

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

The following are the non-GAAP measures presented in the MD&A:

	Quarter Ended June 30,
(Dollar amounts in millions, except per share data)	2010	2009
Debt-to-capital	46.6%
After-tax return on capital	14.7%	13.8%
Return on equity	27.4%	27.5%

	Six Months Ended June 30,
	2010	2009
Adjusted amounts:
Operating profit	$1,053	$889
As a percent of sales	21.3%	20.9%
Effective tax rate	27.9%	27.2%
Net income - Praxair, Inc.	$711	$589
Diluted earnings per share	$2.28	$1.89

Debt-to-Capital Ratio

The debt-to-capital ratio is a measure used by investors, financial analysts and management to provide a measure of financial leverage and insights into how the company is financing its operations.

	June 30,	December 31,
	2010	2009
(Dollar amounts in millions)
Total debt	$5,026	$5,055

Equity
Praxair, Inc. shareholders’ equity	5,452	5,315
Noncontrolling interests	315	333

Total equity	5,767	5,648

Total capital	$10,793	$10,703

DEBT-TO-CAPITAL RATIO	46.6%	47.2%

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

	Quarter Ended June 30,
	2010	2009
(Dollar amounts in millions)
Reported operating profit	$547	$447
Less: reported taxes	(145)	(109)
Less: tax benefit on interest expense (a)	(8)	(9)
Add: equity income	8	6

Net operating profit after-tax (NOPAT)	$402	$335

Beginning capital	$11,134	$9,420
Ending capital	$10,793	$10,053
Average capital	$10,964	$9,737

ROC%	3.7%	3.4%

ROC% (annualized)	14.7%	13.8%

(a)	Tax benefit on interest expense is computed using the effective rate adjusted for non-recurring income tax benefits. The effective tax rate used was 28% for 2010 and 2009.

Return on Praxair, Inc. Shareholders’ Equity (ROE)

Return on Praxair, Inc. shareholders’ equity is a measure used by investors, financial analysts and management to evaluate operating performance from a Praxair shareholder perspective. ROE measures the net income attributable to Praxair, Inc. that the company was able to generate with the money shareholders have invested.

	Quarter Ended June 30,
	2010	2009
(Dollar amounts in millions)
Reported net income - Praxair, Inc.	$371	$299

Beginning Praxair, Inc. shareholders’ equity	$5,398	$4,073
Ending Praxair, Inc. shareholders’ equity	$5,452	$4,638
Average Praxair, Inc. shareholders’ equity	$5,425	$4,356

ROE%	6.8%	6.9%

ROE% (annualized)	27.4%	27.5%

Adjusted Amounts

Amounts are adjusted for the impact of the 2010 Venezuela currency devaluation. The company does not believe this item is indicative of on-going business trends and, accordingly, the impact is excluded from the reported amounts so that investors can better evaluate and analyze historical and future business trends on a consistent basis.

	Six Months Ended June 30,
(Dollar amounts in millions, except per share data)	2010	2009
Adjusted Operating Profit and Margin

Reported operating profit	$1,026	$889
Add: Venezuela currency devaluation	27	—

Adjusted operating profit	$1,053	$889

Reported percent change	15%
Adjusted percent change	18%

Reported sales	$4,955	$4,261
Reported operating profit margin	20.7%	20.9%
Adjusted operating profit margin	21.3%	20.9%

Adjusted Income Taxes and Effective Tax Rate

Reported income taxes	$276	$223
Add: Venezuela currency devaluation	1	—

Adjusted income taxes	$277	$223

Reported income before income taxes and equity investments	$965	$821
Add: Venezuela currency devaluation	27	—

Adjusted income before income taxes and equity investments	$992	$821

Adjusted effective tax rate	27.9%	27.2%

Adjusted Net Income - Praxair, Inc.

Reported net income - Praxair, Inc.	$685	$589
Add: Venezuela currency devaluation	26	—

Adjusted net income - Praxair, Inc.	$711	$589

Reported percent change	16%
Adjusted percent change	21%

Adjusted Diluted Earnings Per Share

Reported diluted earnings per share	$2.20	$1.89
Add: Venezuela currency devaluation	0.08	—

Adjusted diluted earnings per share	$2.28	$1.89

Reported percent change	16%
Adjusted percent change	21%

Adjusted Full-Year 2010 Diluted Earnings Per Share Guidance

	Low End	High End

Expected full-year 2010 diluted earnings per share guidance	$4.52	$4.62
Add: Venezuela currency devaluation	0.08	0.08

Adjusted full-year 2010 diluted earnings per share guidance	$4.60	$4.70

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

Outlook

For the third quarter of 2010, diluted earnings per share are expected to be in the range of $1.15 to $1.20.

For the full year of 2010, Praxair expects sales of about $10 billion. Reported diluted earnings per share are expected to be in the range of $4.52 to $4.62, including the impact of the Venezuela currency devaluation in the first quarter ($26 million net after-tax charge or $0.08 per diluted share). Excluding the impact of the Venezuela currency devaluation, adjusted diluted earnings per share are expected to be in the range of $4.60 to $4.70. Full-year capital expenditures are expected to be about $1.4 billion supporting the current backlog of projects under contract with customers, which will come on stream in 2010 through 2012.

Praxair provides quarterly updates on operating results, material trends that may affect financial performance, and financial earnings guidance via quarterly earnings releases and investor teleconferences. These updates are available on the company’s website, www.praxair.com, but are not incorporated herein.

Forward-looking Statements

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s reasonable expectations and assumptions as of the date the statements are made but involve risks and uncertainties. These risks and uncertainties include, without limitation: the performance of stock markets generally; developments in worldwide and national economies and other international events and circumstances; changes in foreign currencies and in interest rates; the cost and availability of electric power, natural gas and other raw materials; the ability to achieve price increases to offset cost increases; catastrophic events including natural disasters, epidemics and acts of war and terrorism; the ability to attract, hire, and retain qualified personnel; the impact of changes in financial accounting standards; the impact of changes in pension plan liabilities; the impact of tax, environmental, healthcare and other legislation and government regulation in jurisdictions in which the company operates; the cost and outcomes of investigations, litigation and regulatory proceedings; continued timely development and market acceptance of new products and applications; the impact of competitive products and pricing; future financial and operating performance of major customers and industries served; and the effectiveness and speed of integrating new acquisitions into the business. These risks and uncertainties may cause actual future results or circumstances to differ materially from the projections or estimates contained in the forward-looking statements. The company assumes no obligation to update or provide revisions to any forward-looking statement in response to changing circumstances. The above listed risks and uncertainties are further described in Item 1A (Risk Factors) in this report which should be reviewed carefully. Please consider the company’s forward-looking statements in light of those risks.

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

General Economic Conditions - Weakening economic conditions in markets in which the company does business may adversely impact the company’s financial results and/or cash flows.

Praxair serves approximately 25 diverse industries across more than 40 countries, which generally leads to financial stability through various business cycles. However, a broad decline in general economic or business conditions in the industries served by its customers could adversely affect the demand for Praxair’s products and impair the ability of our customers to satisfy their obligations to the company, resulting in uncollected receivables and/or unanticipated contract terminations or project delays. Additionally, such conditions could impact the utilization of the company’s manufacturing capacity which may require the company to recognize impairment losses on tangible assets such as property, plant and equipment as well as intangible assets such as intellectual property or goodwill. In addition, many of the company’s customers are in businesses that are cyclical in nature, such as the chemicals, metals and refining industries. Downturns in these industries may adversely impact the company during these cycles.

Cost and Availability of Raw Materials and Energy - Increases in the cost of energy and raw materials and/or disruption in the supply of these materials could result in lost sales or reduced profitability.

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

International Events and Circumstances - The company’s international operations are subject to the risks of doing business abroad and international events and circumstances may adversely impact its business, financial condition or results of operations.

Praxair has substantial international operations which are subject to risks including devaluations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest, possible nationalization and/or expropriation of assets, domestic and international tax laws and compliance with governmental regulations. These events could have an adverse effect on the international operations in the future by reducing the demand for its products, decreasing the prices at which it can sell its products, reducing the U.S. dollar value of revenue from international operations or otherwise having an adverse effect on its business. In particular, due to recent government actions related to business and currency regulations, there is considerable risk associated with operations in Venezuela (see Note 2 to the condensed consolidated financial statements). At June 30, 2010, Praxair’s sales and net assets in Venezuela were less than 1% of Praxair’s consolidated amounts.

Global Financial Markets Conditions - Macroeconomic factors may impact the company’s ability to obtain financing or increase the cost of obtaining financing which may adversely impact the company’s financial results and/or cash flows.

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

Competitor Actions - The inability to effectively compete could adversely impact results of operations.

Praxair operates within a highly competitive environment worldwide. Competition is based on price, product quality, delivery, reliability, technology and service to customers. Competitors’ behavior related to these areas could potentially have significant impacts on the company’s financial results.

Governmental Regulations - The company is subject to a variety of United States and foreign government regulations. Changes in these regulations could have an adverse impact on the business, financial position and results of operations.

The company is subject to regulations in the following areas, among others:

•	Environmental protection;

•	Domestic and international tax laws and currency controls;

•	Safety;

•	Securities laws (e.g., SEC and generally accepted accounting principles in the United States);

•	Trade and import/ export restrictions;

•	Antitrust matters;

•	Global anti-bribery laws; and

•	Healthcare reimbursement regulations

Changes in these or other regulatory areas may impact the company’s profitability, may require the company to spend additional resources to comply with the regulations, or may restrict the company’s ability to compete effectively in the marketplace. Noncompliance with such laws and regulations could result in penalties or sanctions that could have an adverse impact on the company’s financial results. Environmental protection and healthcare reimbursement legislation are discussed further below.

Praxair is subject to various environmental and occupational health and safety laws and regulations, including those governing the discharge of pollutants into the air or water, the storage, handling and disposal of chemicals, hazardous substances and wastes, the remediation of contamination, the regulation of greenhouse gas emissions, and other potential climate change initiatives. Violations of these laws could result in substantial penalties, third party claims for property damage or personal injury, or sanctions. The company may also be subject to liability for the investigation and remediation of environmental contamination at properties that it owns or operates and at other properties where Praxair or its predecessors have operated or arranged for the disposal of hazardous wastes. Although management does not believe that any such liabilities will have a material adverse impact on its financial position and results of operations, management cannot provide assurance that such costs will not increase in the future or will not become material. See the section captioned “Management’s Discussion and Analysis – Environmental Matters” in Item 7 of Praxair’s 2009 Annual Report on Form 10-K.

Recent legislation in the United States, including the 2010 Patient Protection and Affordable Care Act, contain provisions that will significantly impact government reimbursement of healthcare-related products and services provided by Praxair to its customers. Many provisions are not effective for several years and regulations have either not been issued or their impact is unclear. Therefore, it is not possible to predict the impact on the company’s financial results. Praxair is continuously evaluating and monitoring the impact of this legislation, including any actions that may be appropriate.

Catastrophic Events - Catastrophic events could disrupt the operations of the company and/or its customers and suppliers and may have a significant adverse impact on the results of operations.

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

Retaining Qualified Personnel - The inability to attract and retain qualified personnel may adversely impact the company’s business.

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

Technological Advances - If the company fails to keep pace with technological advances in the industry or if new technology initiatives do not become commercially accepted, customers may not continue to buy the company’s products and results of operations could be adversely affected.

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

Litigation and Governmental Investigations - The outcomes of litigation and governmental investigations may affect the company’s financial results.

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

Tax Liabilities - Potential tax liabilities could adversely impact the company’s financial position and results of operations.

Praxair is subject to income and other taxes in both the United States and numerous foreign jurisdictions. The determination of the company’s worldwide provision for income taxes and other tax liabilities requires judgment and is based on diverse legislative and regulatory structures that exist in the various jurisdictions where the company operates. Although management believes its estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in its financial statements and may materially affect the company’s financial results for the period when such determination is made. See Notes 5 and 17 to the consolidated financial statements of Praxair’s 2009 Annual Report on Form 10-K.

Pension Liabilities - Risks related to our pension benefit plans may adversely impact our results of operations and cash flows.

Pension benefits represent significant financial obligations that will be ultimately settled in the future with employees who meet eligibility requirements. Because of the uncertainties involved in estimating the timing and amount of future payments and asset returns, significant estimates are required to calculate pension expense and liabilities related to the company’s plans. The company utilizes the services of independent actuaries, whose models are used to facilitate these calculations. Several key assumptions are used in the actuarial models to calculate pension expense and liability amounts recorded in the consolidated financial statements. In particular, significant changes in actual investment returns on pension assets, discount rates, or legislative or regulatory changes could impact future results of operations and required pension contributions. For information regarding the potential impacts regarding significant assumptions used to estimate pension expense, including discount rates and the expected long-term rates of return on plan assets. See “Critical Accounting Policies - Pension Benefits” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Praxair’s 2009 Annual Report on Form 10-K.

Operational Risks - Operational risks may adversely impact the company’s business or results of operations.

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

Acquisitions - The inability to effectively integrate acquisitions could adversely impact the company’s financial position and results of operations.

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

Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended June 30, 2010 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Program (2) (Millions)
April 2010	—	—	—	$51
May 2010	535	$78.93	535	$9
June 2010	100	$75.43	100	$2

Second Quarter 2010	635	$78.38	635	$2

(1)	On July 23, 2008, the company’s board of directors approved the repurchase of $1 billion of its common stock which could take place from time to time on the open market (which could include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions. On July 28, 2010, the company announced that the company’s board of directors approved the repurchase of an additional $1.5 billion of its common stock which may take place from time to time on the open market (which may include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions. The 2008 and 2010 programs do not have any stated expiration date.
(2)	As of June 30, 2010, the Company purchased $998 million of its common stock, pursuant to the 2008 program, leaving an additional $2 million remaining authorized for purchase under the 2008 program. On July 28, 2010, the company announced that the company’s board of directors approved the repurchase of an additional $1.5 billion of its common stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

On July 27, 2010 the Board of Directors of Praxair, Inc. appointed Mark J. Murphy Vice President and Controller of Praxair, Inc. effective August 1, 2010. Mr. Murphy will assume that position from Matthew J. White, who has been appointed Vice President and Treasurer of Praxair, Inc.

Mr. White, 37, has been Vice President and Controller of Praxair, Inc. since 2008. White joined Praxair in 2004 as Finance Director of Praxair’s largest business unit, North American Industrial Gases. From 2000 to 2004, he held various financial and accounting positions at Gentek, Inc., a diversified chemical, automotive and telecommunications holding company, including Group Controller of its Performance Products division. In 2004, Mr. White also served as Vice President of Finance at Fisher Scientific, a scientific and laboratory instruments distributor. He is a certified public accountant and a chartered financial analyst.

Mr. Murphy, 42, has been the President of Praxair Electronics since 2008. Murphy joined Praxair in 2000 as a Corporate Finance Manager and held financial positions in corporate treasury and Praxair Electronics before being named Managing Director of Electronics Components Services. In 2006, he became Director of Finance for Praxair Asia, based in Shanghai, responsible for finance, human resources and information technology. Before joining Praxair, he was a senior financial analyst for ExxonMobil.

Item 6.	Exhibits

(a)	Exhibits:

*10.01	2009 Praxair Inc. Long Term Incentive Plan, amended as of April 27, 2010 is filed herewith.

*10.02	Form of Executive Severance Compensation Agreement effective January 1, 2010 is filed herewith.

12.01	Computation of Ratio of Earnings to Fixed Charges.

31.01	Rule 13a-14(a) Certification

31.02	Rule 13a-14(a) Certification

32.01	Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act).

32.02	Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act).

101.INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Praxair, Inc. and Subsidiaries

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAXAIR, INC.
(Registrant)

Date: July 28, 2010	By:	/S/ MATTHEW J. WHITE
Matthew J. White
Vice President and Controller
(On behalf of the Registrant and as Chief Accounting Officer)