Form 10-Q
period 2010-09-30
PRAXAIR INC
filed 2010-10-27
CIK 884905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

At September 30, 2010, 306,379,680 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions of dollars, except per share data)

(UNAUDITED)

	Quarter Ended September 30,
	2010	2009
SALES	$2,538	$2,288
Cost of sales, exclusive of depreciation and amortization	1,444	1,277
Selling, general and administrative	299	284
Depreciation and amortization	227	217
Research and development	19	20
Venezuela currency devaluation and other charges	—	306
Other income (expense) - net	2	(10)

OPERATING PROFIT	551	174
Interest expense - net	29	32

INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	522	142
Income taxes	146	(187)

INCOME BEFORE EQUITY INVESTMENTS	376	329
Income from equity investments	12	7

NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	388	336
Less: noncontrolling interests	(11)	(11)

NET INCOME - PRAXAIR, INC.	$377	$325

PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS

Basic earnings per share	$1.22	$1.06

Diluted earnings per share	$1.21	$1.04

Cash dividends per share	$0.45	$0.40

WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	307,127	307,360
Diluted shares outstanding	311,608	312,182

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions of dollars, except per share data)

(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
SALES	$7,493	$6,549
Cost of sales, exclusive of depreciation and amortization	4,262	3,662
Selling, general and administrative	895	814
Depreciation and amortization	685	623
Research and development	56	56
Venezuela currency devaluation and other charges	27	306
Other income (expense) - net	9	(25)

OPERATING PROFIT	1,577	1,063
Interest expense - net	90	100

INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	1,487	963
Income taxes	422	36

INCOME BEFORE EQUITY INVESTMENTS	1,065	927
Income from equity investments	27	18

NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	1,092	945
Less: noncontrolling interests	(30)	(31)

NET INCOME - PRAXAIR, INC.	$1,062	$914

PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS

Basic earnings per share	$3.46	$2.97

Diluted earnings per share	$3.41	$2.93

Cash dividends per share	$1.35	$1.20

WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	306,915	307,712
Diluted shares outstanding	311,424	312,185

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Millions of dollars)

(UNAUDITED)

	September 30, 2010	December 31, 2009
ASSETS

Cash and cash equivalents	$71	$45
Accounts receivable - net	1,711	1,579
Inventories	403	377
Prepaid and other current assets	268	222

TOTAL CURRENT ASSETS	2,453	2,223

Property, plant and equipment (less accumulated depreciation of $9,966 at September 30, 2010 and $9,448 at December 31, 2009)	9,294	8,990
Goodwill	2,067	2,070
Other intangible assets - net	137	142
Other long-term assets	1,106	892

TOTAL ASSETS	$15,057	$14,317

LIABILITIES AND EQUITY

Accounts payable	$746	$730
Short-term debt	222	227
Current portion of long-term debt	40	71
Other current liabilities	856	785

TOTAL CURRENT LIABILITIES	1,864	1,813

Long-term debt	4,815	4,757
Other long-term obligations	2,048	2,099

TOTAL LIABILITIES	8,727	8,669

Commitments and contingencies (Note 11)

Praxair, Inc. Shareholders’ Equity:
Common stock $0.01 par value, authorized - 800,000,000 shares, issued 2010 - 382,201,069 shares and 2009 - 379,415,678 shares	4	4
Additional paid-in capital	3,659	3,473
Retained earnings	7,480	6,831
Accumulated other comprehensive income (loss)	(1,064)	(1,155)
Treasury stock, at cost (2010 - 75,821,389 shares and 2009 - 72,938,074 shares)	(4,088)	(3,838)

Total Praxair, Inc. Shareholders’ Equity	5,991	5,315
Noncontrolling interests	339	333

TOTAL EQUITY	6,330	5,648

TOTAL LIABILITIES AND EQUITY	$15,057	$14,317

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of dollars)

(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
OPERATIONS
Net income - Praxair, Inc.	$1,062	$914
Noncontrolling interests	30	31

Net income (including noncontrolling interests)	1,092	945

Adjustments to reconcile net income to net cash provided by operating activities:
Venezuela currency devaluation and other charges, net of payments	23	270
Depreciation and amortization	685	623
Deferred income taxes	111	(251)
Share-based compensation	35	30
Accounts receivable	(139)	(10)
Inventory	(27)	37
Prepaid and other current assets	(16)	20
Payables and accruals	61	(196)
Pension contributions	(117)	(123)
Other	(93)	114

Net cash provided by operating activities	1,615	1,459

INVESTING
Capital expenditures	(937)	(997)
Acquisitions, net of cash acquired	(134)	(128)
Divestitures and asset sales	44	20

Net cash used for investing activities	(1,027)	(1,105)

FINANCING
Short-term debt borrowings - net	(32)	(436)
Long-term debt borrowings	1,511	1,846
Long-term debt repayments	(1,498)	(1,275)
Issuances of common stock	134	68
Purchases of common stock	(273)	(145)
Cash dividends - Praxair, Inc. shareholders	(414)	(368)
Excess tax benefit on stock option exercises	38	14
Noncontrolling interest transactions and other	(17)	(32)

Net cash used for financing activities	(551)	(328)

Effect of exchange rate changes on cash and cash equivalents	(11)	7

Change in cash and cash equivalents	26	33
Cash and cash equivalents, beginning-of-period	45	32

Cash and cash equivalents, end-of-period	$71	$65

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

Accounting Standards Implemented in 2010

Disclosures about Fair Value Measurements – The standard added new requirements for disclosures about transfers into and out of Levels 1 and 2 and clarified existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The portion of this standard related to these items was effective for Praxair in 2010 and its adoption did not have a significant impact on the condensed consolidated financial statements. In addition, the standard added requirements for separate disclosures about the activity relating to Level 3 fair value measurements effective for Praxair on January 1, 2011. Praxair does not expect this requirement to have a significant impact on the consolidated financial statements.

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

Accounting Standards to Be Implemented

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses – This standard requires additional disclosures about financing receivables including rollforward schedules and other qualitative information. These disclosures will be required for Praxair beginning with the year-end 2010 financial statements. Praxair does not expect this requirement to have a significant impact on the consolidated financial statements.

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

2009 Brazil Tax Amnesty Program and Other Charges

In the third quarter 2009, Praxair recorded a net after-tax benefit of $7 million related primarily to a Federal tax amnesty program in Brazil (see Note 2 to the consolidated financial statements of Praxair’s 2009 Annual Report on Form 10-K). The program required a cash outlay of $34 million in the 2009 fourth quarter and is expected to require up to an additional $60 million of cash payments in the next twelve months depending on timing of the Brazilian government consolidation process.

2008 Cost Reduction Program

In the fourth quarter 2008, Praxair recorded charges relating to severance and other exit costs associated with a global cost reduction program which was initiated in response to the global economic downturn (see Note 2 to the consolidated financial statements of Praxair’s 2009 Annual Report on Form 10-K). The program required cash payments of $4 million and $34 million in the nine months ended September 30, 2010 and 2009, respectively. At September 30, 2010, remaining cash payments are not significant.

3. Inventories

The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	September 30, 2010	December 31, 2009

Raw materials and supplies	$141	$137
Work in process	53	46
Finished goods	209	194

Total inventories	$403	$377

4. Debt

The following is a summary of Praxair’s outstanding debt at September 30, 2010 and December 31, 2009:

(Millions of dollars)	September 30, 2010	December 31, 2009

SHORT-TERM
Commercial paper	$112	$28
Other bank borrowings (primarily international)	110	199

Total short-term debt	222	227

LONG-TERM
U.S. borrowings
Floating Rate Notes due 2010 (c)	—	500
6.375% Notes due 2012 (a, b)	506	509
1.75% Notes due 2012 (a, b)	415	399
3.95% Notes due 2013	350	350
2.125% Notes due 2013 (a, b, d)	526	—
4.375% Notes due 2014 (a)	299	299
5.25% Notes due 2014	400	400
4.625% Notes due 2015	500	500
3.25% Notes due 2015 (a, b)	431	401
5.375% Notes due 2016	400	400
5.20% Notes due 2017	325	325
4.50% Notes due 2019 (a)	597	597
Other	6	7

International bank borrowings	91	135
Obligations under capital lease	9	6

	4,855	4,828
Less: current portion of long-term debt	(40)	(71)

Total long-term debt	4,815	4,757

Total debt	$5,077	$5,055

(a)	Amounts are net of unamortized discounts.
(b)	September 30, 2010 and December 31, 2009 include a $81 million and $12 million fair value increase, respectively, related to hedge accounting. See Note 5 for additional information.
(c)	At December 31, 2009, $500 million of floating rate notes due 2010 have been classified as long-term because of the company’s intent to refinance this debt on long-term basis and the availability of such financing under the terms of existing agreements.
(d)	On January 14, 2010, Praxair issued $500 million of 2.125% notes due 2013. The proceeds were used to repay long-term debt, to fund share repurchases under the share repurchase program and for general corporate purposes.

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

The following table is a summary of the notional amount and fair value of derivatives outstanding at September 30, 2010 and December 31, 2009 for consolidated subsidiaries:

			Fair Value
(Millions of dollars)	Notional Amounts		Assets		Liabilities
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009

Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$1,436	$1,161	$7	$9	$3	$2
Anticipated net income (b)	137	128	11	8	—	—

Total	$1,573	$1,289	$18	$17	$3	$2

Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted purchases (a)	$—	$2	$—	$—	$—	$—
Interest rate contracts:
Interest rate swaps (b)	1,300	400	74	2	—	—

Total	$1,300	$402	$74	$2	$—	$—

Total Derivatives	$2,873	$1,691	$92	$19	$3	$2

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.
(b)	Assets are recorded in prepaid and other current assets and other long term assets.

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

Anticipated Net Income

The anticipated net income hedge contracts at September 30, 2010 and December 31, 2009 consist of foreign currency options related to anticipated net income in Brazil, Europe and Canada. Over the term of the contracts, the fair value adjustments from net-income hedging contracts are largely offset by the impacts on reported net income resulting from the currency translation process. The accounting rules pertaining to derivatives and hedging do not allow hedges of anticipated net income to be designated as hedging instruments.

Forecasted Purchases

Foreign currency contracts related to forecasted purchases consist of forward contracts entered into to manage the exposure to fluctuations in foreign-currency exchange rates on forecasted purchases of capital-related equipment and services denominated in currencies other than the functional currency of the related operating units. These forward contracts were designated and accounted for as cash flow hedges. The net impact recorded in accumulated other comprehensive income (AOCI) was less than $1 million and $1 million during the third quarter and nine months ended September 30, 2010 and 2009, respectively.

Interest Rate Contracts

Interest Rate Swaps

At September 30, 2010, Praxair had the following interest-rate swap agreements outstanding that effectively convert fixed-rate interest to variable-rate interest:

•	January 14, 2010 agreement related to the $500 million 2.125% fixed-rate notes that mature in 2013,

•	January 4, 2010 agreement related to the $400 million 1.75% fixed-rate notes that mature in 2012, and

•	September 2009 agreement related to the $400 million 3.25% fixed-rate notes that mature in 2015.

These interest rate swap agreements were designated as fair value hedges with the resulting fair value adjustments recognized in earnings along with an equally offsetting charge/benefit to earnings for the changes in the fair value of the underlying debt instruments. At September 30, 2010, $74 million was recognized as an increase in the fair value of these notes ($26 million, $16 million and $32 million, respectively).

In October 2010, Praxair terminated the interest-rate swap agreement on the $400 million 1.75% notes that mature in 2012 and received a $16 million cash payment. The previously recorded debt increase of $16 million will be recognized in earnings as a reduction to interest expense over the remaining term of the underlying debt, or about two years.

During 2002, Praxair entered into and terminated $500 million notional amount of interest-rate swap agreements that effectively converted fixed-rate interest to variable-rate interest on the $500 million 6.375% notes that mature in April 2012 and received a $47 million cash payment. The previously recorded debt increase of $47 million is being recognized in earnings as a reduction to interest expense over the remaining term of the underlying debt, or about ten years. During the quarter and nine-month periods ended September 30, 2010 and 2009, $2 million and $4 million was recognized as a reduction to interest expense, respectively, and $7 million remains unrecognized at September 30, 2010 ($10 million at December 31, 2009) and is shown as an increase to long-term debt.

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

The following table summarizes the impacts of the Company’s derivatives on the consolidated statement of income and AOCI for the quarter and nine-month periods ended September 30, 2010 and 2009:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (a)
(Millions of dollars)	Quarter Ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$12	$(1)	$(14)	$—
Other balance sheet items	2	1	4	4
Anticipated net income	(7)	(4)	(3)	(17)

Total	$7	$(4)	$(13)	$(13)

	Amount of Pre-Tax Gain (Loss) Recognized in AOCI (b)
(Millions of dollars)	Quarter Ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Derivatives Designated as Hedging Instruments
Currency contracts:
Forecasted purchases	$—	$1	$—	$1
Interest rate contracts:
Treasury rate locks	—	—	—	10

Total	$—	$1	$—	$11

(a)	The gains (losses) on balance sheet items are largely offset by gains (losses) recorded on the underlying hedged assets and liabilities. The gains (losses) for the derivatives and the underlying hedged assets and liabilities related to debt items are recorded in the consolidated statement of income as interest expense-net. Other balance sheet items and anticipated net income gains (losses) are recorded in the consolidated statement of income as other income (expense)-net.
(b)	The gains (losses) for interest rate contracts are reclassified to earnings as interest expense-net. The amount of gains (losses) reclassified to earnings for the quarters and nine months ended September 30, 2010 was less than $1 million and $1 million, respectively. The amount of gains (losses) reclassified to earnings for the quarters and nine months ended September 30, 2009 was less than $1 million. Net gains (losses) of $1 million are expected to be reclassified to earnings over the next twelve months. There was no ineffectiveness.

6. Fair Value Disclosures

The fair value hierarchy prioritizes the input to valuation techniques used to measure fair value into three broad levels as follows:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2010:

	Fair Value Measurements Using
(Millions of dollars)	Level 1	Level 2	Level 3	Total

Assets
Derivative assets	$—	$92	$—	$92
Investments	2	—	—	2

Total	$2	$92	$—	$94

Liabilities
Derivative liabilities	$—	$3	$—	$3

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

The fair values of cash and cash equivalents, short-term debt, accounts receivable-net, and accounts payable approximate carrying amounts because of the short maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. At September 30, 2010, the estimated fair value of Praxair’s long-term debt portfolio was $5,321 million versus a carrying value of $4,855 million. At December 31, 2009, the estimated fair value of Praxair’s long-term debt portfolio was $5,066 million versus a carrying value of $4,828 million. Differences from carrying amounts are attributable to interest-rate changes subsequent to when the debt was issued.

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are valued at fair value on a non-recurring basis. As part of a third quarter 2009 business restructuring in Brazil, Praxair decided to close and sell a plant that manufactured cylinders used to convert vehicles to natural gas powered vehicles. The plant had a carrying value of $ 17 million and was written-down to an estimated fair value of $3 million, resulting in a pre-tax charge to earnings of $14 million. The fair value measurements were based on internal assessments of the best information available about the local real estate and business market conditions that would be indicative of what the plant could be sold for and is considered to be a Level 3 measurement.

7. Earnings Per Share – Praxair, Inc. Shareholders

Basic earnings per share is computed by dividing Net Income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net Income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator (Millions of dollars)
Net Income - Praxair, Inc.	$377	$325	$1,062	$914

Denominator (Thousands of shares)
Weighted average shares outstanding	306,476	306,666	306,266	307,026
Shares earned and issuable under compensation plans	651	694	649	686

Weighted average shares used in basic earnings per share	307,127	307,360	306,915	307,712
Effect of dilutive securities

Stock options and awards	4,481	4,822	4,509	4,473

Weighted average shares used in diluted earnings per share	311,608	312,182	311,424	312,185

Basic Earnings Per Share	$1.22	$1.06	$3.46	$2.97
Diluted Earnings Per Share	$1.21	$1.04	$3.41	$2.93

Stock options of 14,000 and 3,136,623 were antidilutive and therefore excluded in the computation of diluted earnings per share for the quarter and nine months ended September 30, 2010, respectively. Stock options of 3,227,885 and 3,249,675 were antidilutive and excluded in the computation for the quarter and nine months ended September 30, 2009.

8. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2010 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total

Balance, December 31, 2009	$1,297	$232	$368	$31	$142	$2,070
Acquisitions	4	—	6	—	—	10
Purchase adjustments & other	(6)	—	—	—	3	(3)
Foreign currency translation	8	7	(24)	2	(3)	(10)

Balance, September 30, 2010	$1,303	$239	$350	$33	$142	$2,067

Impairment tests have been performed annually during the second quarter of each year since the initial adoption of the goodwill accounting standard in 2002, and no impairments were indicated. Also, there were no indicators of impairment through September 30, 2010.

Changes in the carrying amounts of other intangibles for the nine months ended September 30, 2010 were as follows:

(Millions of dollars)	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2009	$163	$34	$24	$221
Additions	8	2	—	10
Foreign currency translation	(1)	—	—	(1)
Other	(3)	(6)	—	(9)

Balance, September 30, 2010	$167	$30	$24	$221

Less: Accumulated amortization
Balance, December 31, 2009	$(52)	$(21)	$(6)	$(79)
Amortization expense	(10)	(4)	(1)	(15)
Foreign currency translation	1	—	—	1
Other	3	6	—	9

Balance, September 30, 2010	$(58)	$(19)	$(7)	$(84)

Net balance at September 30, 2010	$109	$11	$17	$137

There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible asset is approximately 13 years.

Total estimated annual amortization expense is as follows:

(millions of dollars)
Remaining 2010	$5
2011	19
2012	17
2013	15
2014	14
Thereafter	67

$137

9. Share-Based Compensation

Share-based compensation of $12 million ($9 million after tax) and $11 million ($8 million after tax) was recognized during the quarters ended September 30, 2010 and 2009, respectively. Share-based compensation of $35 million ($25 million after tax) and $30 million ($21 million after tax) was recognized for the nine months ended September 30, 2010 and 2009, respectively. The expense was recorded primarily in selling, general and administrative expenses. There was no share-based compensation cost that was capitalized. For further details regarding Praxair’s share-based compensation arrangements and prior year grants, refer to Note 15 to the consolidated financial statements of Praxair’s 2009 Annual Report on Form 10-K.

Stock Options

The weighted-average fair value of options granted during quarter and nine months ended September 30, 2010 was $14.65 and $12.57, respectively, based on the Black-Scholes Options-Pricing model. The weighted-average fair value of options granted during the quarter and nine months ended September 30, 2009 was $11.70 and $8.08, respectively, based on the Black-Scholes Options-Pricing model.

The following weighted-average assumptions were used for grants in 2010 and 2009 :

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Dividend yield	2.0%	2.2%	2.4%	2.6%
Volatility	22.1%	20.4%	20.8%	18.7%
Risk-free interest rate	1.5%	2.4%	2.5%	1.9%
Expected term years	5	5	5	5

The following table summarizes option activity under the plans as of September 30, 2010 and changes during the nine-month period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value

Outstanding at January 1, 2010	18,683	$53.80
Granted	1,409	76.27
Exercised	(3,022)	40.39
Cancelled or Expired	(90)	63.48

Outstanding at September 30, 2010	16,980	58.00	6.0	$548

Exercisable at September 30, 2010	12,913	$53.17	5.2	$479

The aggregate intrinsic value represents the difference between the company’s closing stock price of $90.26 as of September 30, 2010 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during the quarter and nine months ended September 30, 2010 was $86 million and $136 million, respectively ($32 million and $62 million for the same time periods in 2009, respectively).

Cash received from option exercises under all share-based payment arrangements for the quarter and nine months ended September 30, 2010 was $74 million and $122 million, respectively ($27 million and $55 million for the same time periods in 2009, respectively). The cash tax benefit realized from stock option exercises totaled $28 million and $43 million for the quarter and nine months ended September 30, 2010, of which $38 million in excess tax benefits was classified as financing cash flows ($8 million and $16 million for the same time periods in 2009).

As of September 30, 2010, $23 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.6 years.

Performance-Based and Restricted Stock Awards

During the nine months ended September 30, 2010, the company granted performance-based stock units to employees which vest on the third anniversary of their grant date. The actual number of shares issued in settlement of a vested award can range from zero to 150 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three-year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s common stock on the date of the grant and the estimated performance that will be achieved. Compensation expense will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved.

During the nine months ended September 30, 2010, the company granted restricted stock units to employees. The majority of the restricted stock units vest at the end of or ratably over a three-year service period. Compensation expense related to the restricted stock units is recognized on a straight-line basis over the vesting period.

The weighted-average fair value of performance-based stock and restricted stock units granted during the nine months ended September 30, 2010 was $70.99 and $72.09, respectively ($69.22 and $56.34 for the same periods in 2009). This is based on the closing market price of Praxair’s common stock on the grant date adjusted for dividends that will not be paid during the vesting period.

The following table summarizes non-vested performance-based and restricted stock award activity as of September 30, 2010 and changes during the nine-month period then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
Performance-Based and Restricted Stock Activity	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2010	449	$59.57	97	$49.97
Granted	296	70.99	214	72.09
Vested	(39)	83.42	—	—
Cancelled	(16)	71.12	(10)	71.06

Non-vested at September 30, 2010	690	$62.85	301	$64.97

As of September 30, 2010, based on current estimates of future performance, $30 million of unrecognized compensation cost related to performance-based awards is expected to be recognized through the first quarter of 2013 and $13 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized through the first quarter of 2017.

10. Retirement Programs

The components of net pension and postretirement benefits other than pensions (OPEB) costs for the quarters and nine-month periods ended September 30, 2010 and 2009 are shown below:

	Quarter Ended September 30,				Nine Months Ended September 30,
	Pensions		OPEB		Pensions		OPEB
(Millions of dollars)	2010	2009	2010	2009	2010	2009	2010	2009

Service cost	$10	$9	$1	$1	$30	$27	$4	$3
Interest cost	30	30	4	4	90	87	11	12
Expected return on plan assets	(35)	(35)	—	—	(105)	(98)	—	—
Net amortization and deferral	9	4	—	—	26	12	—	—

Net periodic benefit cost	$14	$8	$5	$5	$41	$28	$15	$15

Praxair estimates that 2010 contributions to its pension plans will be in the area of $125 million, of which $117 million have been made through September 30, 2010.

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

Among such matters are:

•

Claims brought by welders alleging that exposure to manganese contained in welding fumes caused neurological injury. Praxair has never manufactured welding consumables. Such products were manufactured prior to 1985 by a predecessor company of Praxair. As of September 30, 2010, Praxair was a co-defendant with many other companies in lawsuits alleging personal injury caused by manganese contained in welding fumes. There were a total of 574 individual claimants in these cases as of September 30, 2010, down from 863 and 1,791 at December 31, 2009 and 2008, respectively. The cases were pending in several state and federal courts. The federal cases have been transferred to the U.S. District Court for the Northern District of Ohio for coordinated pretrial proceedings. The plaintiffs seek unspecified compensatory and, in most instances, punitive damages. In the past, Praxair has either been dismissed from the cases with no payment or has settled a few cases for nominal amounts. These claims raise numerous, individual issues that make them generally unsuited for class action status. Separately, various class actions for medical monitoring have been proposed but none have been certified. No reserves have been recorded for these cases as management does not believe that a loss from them is probable or reasonably estimable.

•

An investigation by Spanish prosecutors relating to income tax credits generated by certain of the company’s Spanish subsidiaries prior to 2002 totaling approximately €120 million ($161 million). These tax positions relate to interpretation of the Spanish civil tax code and are under criminal investigation. All issues that have been submitted to the Supreme Court of Spain have upheld our positions. Praxair has recorded a full liability, including interest, for these tax positions. During March 2010, the investigation was expanded to include issues regarding the company’s European holding company established pursuant to the ETVE (Entidad de Tenencia de Valores Extranjeros) legislation under the Spanish tax code, which includes interest and other deductions, which include an additional €180 million ($242 million), for which no additional liability has been recorded. Management believes that all these deductions and credits are compliant with applicable laws. It is possible that, in the course of these proceedings, a settlement may occur in the near future. If we reach a settlement, any difference in the settlement amount and the amounts accrued would be adjusted to earnings at the time. If the matter goes to trial, the prosecutor could seek material penalties which could be multiples of the principal amounts. The company believes it has strong defenses and will vigorously defend its position and appeal any unfavorable rulings up to such levels of the Spanish judiciary as may be necessary.

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

After enrollment in the amnesty programs, at September 30, 2010 the most significant remaining claims relate to a state VAT tax matter associated with a procedural issue and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties as appropriate, is approximately R$274 million ($160 million). Praxair has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

•

On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines on all five companies. Originally, CADE imposed a civil fine of R$ 2.2 billion Brazilian reais (US$1.3 billion) against White Martins, the Brazil-based subsidiary of Praxair, Inc. In response to a motion for clarification, the fine was reduced to R$1.7 billion Brazilian reais (US$1 billion) due to a calculation error made by CADE. On September 2, 2010, Praxair issued a press release and filed a report on Form 8-K rejecting all claims and stating that the fine represents a gross and arbitrary disregard of Brazilian law.

Praxair strongly believes that the allegations are without merit and that the fine will be annulled during the appeal process. The company further believes that it has strong defenses and will vigorously defend against the allegations and related fine up to such levels of the Federal Courts in Brazil as may be necessary. Because appeals in Brazil historically take many years to resolve, it is very difficult to estimate when the appeal will be finally decided. Based on management judgments, after considering judgments and opinions of outside counsel, no reserve has been recorded for this proceeding as management does not believe that a loss is probable.

On October 19, 2010, White Martins filed an annulment petition (“appeal”) with the Federal Court in Brasilia seeking to have the fine against White Martins overturned. In order to suspend payment of the fine pending the completion of the appeal process, Brazilian law required that the company tender a form of guarantee in the amount of the fine as security.

12. Segments

Sales and operating profit by segment for the quarters and nine-month periods ended September 30, 2010 and 2009 are shown below. For a description of Praxair’s operating segments, refer to Note 18 to the consolidated financial statements of Praxair’s 2009 Annual Report on Form 10-K.

	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2010	2009	2010	2009

SALES(a)
North America	$1,282	$1,162	$3,801	$3,446
Europe	322	323	995	932
South America	506	436	1,454	1,184
Asia	287	232	825	611
Surface Technologies(b)	141	135	418	376

	$2,538	$2,288	$7,493	$6,549

OPERATING PROFIT
North America	$314	$263	$885	$783
Europe	59	68	199	192
South America	117	94	340	239
Asia	38	37	116	96
Surface Technologies	23	18	64	59

Segment operating profit	551	480	1,604	1,369
Venezuela currency devaluation and other charges (Note 2)	—	(306)	(27)	(306)

Total operating profit	$551	$174	$1,577	$1,063

(a)	Intersegment sales, primarily from North America to other segments, were not significant for the quarter and nine-month periods ended September 30, 2010 and 2009.
(b)	On July 1, 2009, Praxair acquired Sermatech International Holdings Corp., which contributed sales of $41 million in the first half of 2010.

13. Equity

A summary of the changes in total equity for the quarters and nine months ended September 30, 2010 and 2009 is provided below:

(Millions of dollars)	Quarter Ended September 30,
	2010			2009
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance, beginning of period	$5,452	$315	$5,767	$4,638	$308	$4,946

Net Income	377	11	388	325	11	336
Translation Adjustments	319	14	333	253	7	260
Derivative Instruments, net of less than $1 million of taxes in 2010 and $1 million taxes in 2009			—			—
Funded Status - retirement obligations, net of $7 million taxes in 2010 and $1 million taxes in 2009	—	—	—	(2)		(2)

Comprehensive income	696	25	721	576	18	594
Dividends to noncontrolling interests		(3)	(3)		(7)	(7)
(Purchases) sales of noncontrolling interests (a)		2	2			—
Additions to noncontrolling interests			—		3	3
Dividends to Praxair, Inc. common stock holders ($0.45 per share in 2010 and $0.40 per share in 2009)	(139)		(139)	(122)		(122)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	1		1	1		1
For employee savings and incentive plans	80		80	32		32
Purchases of common stock	(139)		(139)	(60)		(60)
Tax benefit from stock options	28		28	9		9
Share-based compensation	12		12	11		11

Balance, end of period	$5,991	$339	$6,330	$5,085	$322	$5,407

	Nine Months Ended September 30,
	2010			2009
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance, beginning of period	$5,315	$333	$5,648	$4,009	$302	$4,311

Net Income	1,062	30	1,092	914	31	945
Translation Adjustments	81	(4)	77	560	7	567
Derivative Instruments, net of less than $1 million taxes in 2010 and $4 million taxes in 2009			—	7		7
Funded Status - retirement obligations, net of $25 million taxes in 2010 and $2 million taxes in 2009	10		10	(4)		(4)

Comprehensive income	1,153	26	1,179	1,477	38	1,515
Dividends to noncontrolling interests		(22)	(22)	—	(23)	(23)
Additions to noncontrolling interests		2	2	(8)	(5)	(13)
(Purchases) sales of noncontrolling interests (a)	(2)		(2)		10	10
Dividends to Praxair, Inc. common stock holders ($1.35 per share in 2010 and $1.20 per share in 2009)	(414)		(414)	(368)		(368)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	5		5	5		5
For employee savings and incentive plans	137		137	72		72
Purchases of common stock	(281)		(281)	(148)		(148)
Tax benefit from stock options	43		43	16		16
Share-based compensation	35		35	30		30

Balance, end of period	$5,991	$339	$6,330	$5,085	$322	$5,407

(a)	During the 2010 and 2009 second quarters, Praxair increased its ownership in an Italian and US packaged gas subsidiary, respectively. The difference between the purchase price and the related noncontrolling interests of $2 million and $8 million, respectively, was recorded as a decrease in Praxair’s additional paid-in capital.

The components of accumulated other comprehensive income (loss) (“AOCI”) are as follows:

(Millions of dollars)	September 30, 2010	December 31, 2009

Cumulative translation adjustments (CTA)	$(574)	$(651)
Derivative instruments	4	4
Pension/ OPEB funded status obligation	(492)	(502)

	(1,062)	(1,149)
Less: noncontrolling interests (CTA)	2	6

AOCI - Praxair, Inc.	$(1,064)	$(1,155)

14. Acquisitions

In August 2010, Praxair and the members of the ROC group entered into definitive agreements for Praxair to acquire a 49% ownership interest in the ROC group’s existing industrial gases business operating in Kuwait, United Arab Emirates and Qatar. As of September 30, 2010, Praxair had acquired a 49% interest in the Kuwait and Qatar operations. The acquisition of the 49% interest in the United Arab Emirates operations is expected to close in the fourth quarter of 2010. The 49% investments in Kuwait and Qatar are accounted for as equity investments in the consolidated financial statements. In addition, during the nine months ended September 30, 2010, Praxair completed several small acquisitions, related primarily to North American packaged gas distributors. The aggregate purchase price for the acquisitions was $134 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Adjusted Amounts and Comparisons

The discussion of consolidated results and outlook in this Management’s Discussion and Analysis (MD&A) includes adjusted amounts and comparisons with adjusted amounts which exclude the impact of the Venezuela currency devaluation in 2010 and the impact of the Brazil Tax Amnesty Program and other charges in 2009. Adjusted amounts are non-GAAP measures that supplement an understanding of the company’s financial information by presenting information that investors, financial analysts and management use to help evaluate the company’s performance and ongoing business trends on a comparable basis. See the “Consolidated Results” section of this MD&A for a summary of these adjusted amounts. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A.

Consolidated Results

The following table provides summary data for the quarter and nine-month periods ended September 30, 2010 and 2009:

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in millions, except per share data)	2010	2009	Variance	2010	2009	Variance
Reported Amounts
Sales	$2,538	$2,288	11%	$7,493	$6,549	14%
Gross margin (a)	$1,094	$1,011	8%	$3,231	$2,887	12%
As a percent of sales	43.1%	44.2%		43.1%	44.1%
Selling, general and administrative	$299	$284	5%	$895	$814	10%
As a percent of sales	11.8%	12.4%		11.9%	12.4%
Depreciation and amortization	$227	$217	5%	$685	$623	10%
Venezuela currency devaluation and other charges (b)	$—	$306		$27	$306
Other income (expense) - net	$2	$(10)		$9	$(25)
Operating profit	$551	$174	217%	$1,577	$1,063	48%
As a percent of sales	21.7%	7.6%		21.0%	16.2%
Interest expense - net	$29	$32	(9)%	$90	$100	(10)%
Effective tax rate	28.0%	-131.7%		28.4%	3.7%
Income from equity investments	$12	$7	71%	$27	$18	50%
Net income - Praxair, Inc.	$377	$325	16%	$1,062	$914	16%
Diluted earnings per share	$1.21	$1.04	16%	$3.41	$2.93	16%
Diluted shares outstanding	311,608	312,182	—%	311,424	312,185	—%
Adjusted Amounts (c)
Operating profit	$551	$480	15%	$1,604	$1,369	17%
As a percent of sales	21.7%	21.0%		21.4%	20.9%
Effective tax rate	28.0%	28.1%		27.9%	27.5%
Net income - Praxair, Inc.	$377	$318	19%	$1,088	$907	20%
Diluted earnings per share	$1.21	$1.02	19%	$3.49	$2.91	20%

(a)	Gross margin excludes depreciation and amortization expense.
(b)	See Note 2 to the condensed consolidated financial statements.
(c)	Adjusted amounts are non-GAAP measures. 2010 adjusted amounts exclude the impact of the Venezuela currency devaluation. 2009 adjusted amounts exclude the impact of the Brazil Tax Amnesty Program and other charges. Variances are calculated using adjusted amounts, when appropriate. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A.

2010 Venezuela Currency Devaluation

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

2009 Brazil Tax Amnesty Program and Other Charges

In the third quarter 2009, Praxair recorded a net after-tax benefit of $7 million related primarily to a Federal tax amnesty program in Brazil (see Note 2 to the consolidated financial statements of Praxair’s 2009 Annual Report on Form 10-K). The program required a cash outlay of $34 million in the 2009 fourth quarter and is expected to require up to an additional $60 million of cash payments in the next twelve months depending on timing of the Brazilian government consolidation process.

Results of Operations

As previously described, references to “adjusted” amounts refer to reported amounts adjusted to exclude the impact of special items and are non-GAAP measures. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A.

	Quarter Ended September 30, 2010 vs. 2009	Nine Months Ended September 30, 2010 vs. 2009
	% Change	% Change
Sales
Volume	9%	9%
Price/Mix/Other	—%	—%
Cost pass-through	2%	1%
Currency	—%	3%
Acquisitions/ divestitures	—%	1%

Total sales change	11%	14%

Sales increased $250 million, or 11%, for the third quarter and increased $944 million, or 14%, for the nine months ended September 30, 2010 versus the respective 2009 periods. The underlying increase in sales of 9% for both periods reflects higher volumes in all geographies. Sales to the chemicals, metals, electronics and manufacturing end markets showed the strongest growth compared with the prior year. The favorable impact of currency, primarily in South America, Asia, Mexico and Canada increased sales by 3% for the year-to-date period. Higher cost pass-through increased sales by $48 million, or 2%, for the quarter and $95 million, or 1%, for the year-to-date period, with a negligible impact on operating profit.

Gross margin in 2010 improved $83 million, or 8%, for the third quarter and increased $344 million, or 12%, for the nine months ended September 30, 2010 versus the respective 2009 periods primarily due to higher volumes. The decrease in the gross margin percentage for both the quarter and year-to-date periods to 43.1% was due primarily to the impact of higher cost pass-through and product mix.

Selling, general and administrative (SG&A) expenses increased $15 million, or 5%, for the third quarter and increased $81 million, or 10%, for the nine months ended September 30, 2010 versus the respective 2009 periods, but decreased as a percentage of sales in both periods. The quarter increase in SG&A expenses was due primarily to higher pension, benefit costs, incentive compensation and other labor costs associated with increased business activity. The year-to-date period also included the impact of currency and an acquisition.

Depreciation and amortization expense increased $10 million, or 5%, for the third quarter and increased $62 million, or 10%, for the nine months ended September 30, 2010 versus the respective 2009 periods. The quarter increase was due to depreciation associated with project start-ups. The year-to-date period also included the impact of currency.

Other income (expense) – net for the quarter was a $2-million benefit in 2010 and a $10-million expense in 2009. The 2010 and 2009 quarters included a $5 million and $2 million loss, respectively, due to currency related items, related primarily to net income hedges. Other income (expense) – net for the nine month period was a $9-million benefit for 2010 and a $25-million expense for 2009. The 2010 and 2009 nine month periods included a $1 million gain and a $17 million loss, respectively, due to currency related items, related primarily to net income hedges (see Note 5 to the condensed consolidated financial statements).

Operating profit for the third quarter 2010 increased $71 million, or 15%, as compared to the adjusted operating profit for the same period in 2009. For the nine months ended September 30, 2010, adjusted operating profit increased $235 million, or 17%, versus the respective 2009 period. This increase was driven primarily by higher sales volumes.

Interest expense – net decreased $3 million, or 9%, for the third quarter and decreased $10 million, or 10%, for the nine months ended September 30, 2010 versus the respective periods in 2009 due to lower effective interest rates and lower levels of international bank borrowings.

The effective tax rate for the third quarter 2010 was 28.0% versus the adjusted effective tax rate of 28.1% for the same period in 2009. The adjusted effective tax rate for the nine months ended September 30, 2010 was 27.9% versus 27.5% for the same period in 2009. The 2009 nine-month period includes a $7 million tax benefit related primarily to tax incentives in Italy.

Praxair’s significant sources of equity income are in China, Italy, the Middle East, and Norway. Income from equity investments increased $5 million for the third quarter and increased $9 million for the nine months ended September 30, 2010 versus the respective 2009 periods. This increase relates primarily to higher earnings in Italy (including a tax benefit) and Norway and the acquisition of ROC in the Middle East.

Net income – Praxair, Inc. for the third quarter 2010 increased $59 million, or 19%, as compared to the adjusted net income – Praxair, Inc. for the same period in 2009. For the nine months ended September 30, 2010, adjusted net income – Praxair, Inc. increased $181 million, or 20%, versus the respective 2009 period. The increase was due primarily to higher operating profit and lower interest expense.

Diluted earnings per share (EPS) for the third quarter 2010 increased $0.19 per diluted share, or 19%, as compared to the adjusted diluted earnings per share for the same period in 2009. For the nine months ended September 30, 2010, adjusted EPS increased $0.58, or 20%, versus the respective 2009 period. The underlying increase in EPS attributable to an increase in net income – Praxair, Inc. coupled with lower outstanding shares.

The number of employees at September 30, 2010 was 26,025, reflecting a decrease of 139 employees from December 31, 2009 due to ongoing cost reduction efforts related to productivity.

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows:

	Quarter ended September 30,			Nine Months Ended September 30,
(Dollar amounts in millions)	2010	2009	Variance	2010	2009	Variance

SALES
North America	$1,282	$1,162	10%	$3,801	$3,446	10%
Europe	322	323	—%	995	932	7%
South America	506	436	16%	1,454	1,184	23%
Asia	287	232	24%	825	611	35%
Surface Technologies	141	135	4%	418	376	11%

	$2,538	$2,288	11%	$7,493	$6,549	14%

OPERATING PROFIT
North America	$314	$263	19%	$885	$783	13%
Europe	59	68	(13)%	199	192	4%
South America	117	94	24%	340	239	42%
Asia	38	37	3%	116	96	21%
Surface Technologies	23	18	28%	64	59	8%

Segment operating profit	551	480	15%	1,604	1,369	17%
Venezuela currency devaluation and other charges (Note 2)	—	(306)		(27)	(306)

Total operating profit	$551	$174		$1,577	$1,063

North America

	Quarter Ended September 30, 2010 vs. 2009	Nine Months Ended September 30, 2010 vs. 2009
	% Change	% Change
Sales
Volume	7%	7%
Price/Mix/Other	(1)%	(1)%
Cost pass-through	3%	1%
Currency	1%	3%

Total sales change	10%	10%

Sales increased $120 million, or 10%, for the third quarter and increased $355 million, or 10%, for the nine months ended September 30, 2010 versus the respective 2009 periods. Currency appreciation in Canada and Mexico increased sales by 1% in the quarter and 3% in the year-to-date period. Higher cost pass-through increased sales by $30 million, or 3%, for the quarter and $34 million, or 1%, for the year-to-date period with a minimal impact on operating profit. Excluding currency and cost pass-through, underlying sales increased 6% in both the quarter and year-to-date periods due primarily to higher volumes, driven by the manufacturing, chemicals, metals and energy end-markets.

Operating profit increased $51 million, or 19%, for the third quarter and increased $102 million, or 13%, for the nine months ended September 30, 2010 versus the respective 2009 periods. Excluding the impact of currency, operating profit grew as a result of higher volumes and lower fixed costs due to ongoing productivity initiatives and cost reductions.

Europe

	Quarter ended September 30,	Nine Months Ended September 30,
	2010 vs. 2009	2010 vs. 2009
	% Change	% Change
Sales
Volume	7%	8%
Price/Mix/Other	—%	—%
Cost pass-through	1%	1%
Currency	(10)%	(3)%
Acquisitions/Divestitures	1%	1%
Equipment	1%	—%

Total sales change	—%	7%

Sales in the quarter were comparable to prior year and increased $63 million, or 7%, for the nine months ended September 30, 2010 versus the respective 2009 period. Currency decreased sales by 10% in the quarter and 3% in the year-to-date period. Equipment sales increased 1% for the 2010 quarter versus the prior year. Higher cost pass-through increased sales by $3 million, or 1%, for the quarter and increased sales by $7 million, or 1% for the year-to-date period, with a minimal impact on operating profit. The underlying improvement in sales of 7% in the quarter and 8% in the year-to-date period was due primarily to higher on-site and merchant volumes in Germany, Italy and Spain.

Operating profit decreased $9 million, or 13%, for the third quarter and increased $7 million, or 4%, for the nine months ended September 30, 2010 versus the respective 2009 periods. Operating profit for the quarter included net income hedge losses of $4 million and $1 million in 2010 and 2009, respectively. Operating profit for the year-to-date period included a net income hedge gain of $1 million in 2010 and a net income hedge loss of $3 million in 2009 (see Note 5 to the condensed consolidated financial statements). Quarter and year-to-date operating profit reflects the negative impact of currency, higher acquisition and business development costs and product mix.

South America

	Quarter ended September 30, 2010 vs. 2009	Nine Months Ended September 30, 2010 vs. 2009
	% Change	% Change
Sales
Volume	10%	8%
Price/Mix/Other	2%	2%
Cost pass-through	—%	1%
Currency	4%	12%

Total sales change	16%	23%

Sales increased $70 million, or 16%, for the third quarter and increased $270 million, or 23%, for the nine months ended September 30, 2010 versus the respective 2009 periods. Currency increased sales by 4% in the quarter and 12% in the year-to-date period. Higher cost pass-through increased sales by $2 million, or less than 1%, for the quarter and increased sales by $6 million, or 1% for the year-to-date period, with a minimal impact on operating profit. Excluding currency and cost pass-through, sales increased 12% and 10% for the quarter and year-to-date periods, respectively. The increase was due primarily to higher volumes to metals, manufacturing and healthcare customers and higher overall pricing.

Operating profit increased $23 million, or 24%, for the third quarter and increased $101 million, or 42%, for the nine months ended September 30, 2010 versus the respective 2009 periods. Operating profit for the 2009 nine-month period included currency related net losses of $12 million, which consisted primarily of net income hedge losses (see Note 5 to the condensed consolidated financial statements). Excluding currency related impacts, underlying operating profit for the quarter and year-to-date periods grew as a result of higher volumes and higher pricing. Operating profit for the 2010 year-to-date period included a benefit from a decision to settle certain disputes under a special amnesty program enacted by the State of Rio de Janeiro, which was largely offset by charges in connection with a non-core service business restructuring.

Asia

	Quarter ended September 30,	Nine Months Ended September 30,
	2010 vs. 2009	2010 vs. 2009
	% Change	% Change
Sales
Volume	17%	25%
Price/Mix/Other	(2)%	(2)%
Cost pass-through	6%	8%
Currency	3%	4%

Total sales change	24%	35%

Sales increased $55 million, or 24%, for the third quarter and increased $214 million, or 35%, for the nine months ended September 30, 2010 versus the respective 2009 periods. Favorable currency increased sales by 3% in the quarter and 4% in the year-to-date period. Higher cost pass-through increased sales by $13 million, or 6%, for the 2010 third quarter, and increased sales by $49 million, or 8%, for the year-to-date period, with a minimal impact on operating profit. Excluding currency and cost pass-through, sales increased 15% and 23% for the quarter and year-to-date periods, respectively, due primarily to sharply higher volumes across the region and new plant start-ups.

Operating profit increased $1 million, or 3%, for the third quarter and increased $20 million, or 21%, for the nine months ended September 30, 2010 versus the respective 2009 periods. Operating profit reflects higher depreciation from new plant start-ups, higher power costs, increased business development costs and a higher volume of lower margin sales to the electronics end-market.

Surface Technologies

	Quarter ended September 30, 2010 vs. 2009	Nine Months Ended September 30, 2010 vs. 2009
	% Change	% Change
Sales
Volume/Price	8%	—%
Currency	(4)%	—%
Acquisitions	—%	11%

Total sales change	4%	11%

Sales increased $6 million, or 4%, for the third quarter and increased $42 million, or 11%, for the nine months ended September 30, 2010 versus the respective 2009 periods. Sales for the 2010 year-to-date period increased $41 million, or 11% from the acquisition of Sermatech. Excluding the impact of currency translation and the acquisition, sales increased 8% in the quarter and were comparable to prior year in the year-to-date period. Sales increased due to higher aviation coatings volumes partially offset by weaker industrial gas turbines coatings.

Operating profit increased $5 million for both periods, or 28% and 8%, for the quarter and the nine months ended September 30, 2010 versus the respective 2009 periods, respectively. The increase was principally driven by lower costs due to productivity initiatives.

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

To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percent of YTD 2010 Consolidated Sales (a)	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		September 30,	December 31,
Currency		2010	2009	2010	2009
Brazil real	17%	1.78	2.07	1.69	1.74
Euro	15%	0.76	0.73	0.74	0.69
Canada dollar	8%	1.04	1.18	1.03	1.05
Mexico peso	6%	12.76	13.72	12.52	13.03
China yuan	3%	6.81	6.83	6.71	6.83
India rupee	2%	46.23	49.08	45.08	46.68
Korea won	2%	1,171	1,317	1,140	1,170
Singapore dollar	2%	1.39	1.47	1.32	1.40
Argentina peso	1%	3.89	3.70	3.96	3.80
Colombia peso	1%	1,907	2,202	1,801	2,044
Taiwan dollar	1%	31.98	33.33	31.38	32.29
Thailand bhat	1%	32.51	34.77	30.62	33.36
Venezuela bolivar (b)	<1%	4.30	2.15	4.30	2.15

(a)	Certain Surface technologies segment sales are included in European, Brazilian and Indian sales.
(b)	On January 8, 2010, the Venezuelan government announced a devaluation of the Venezuelan Bolivar to 4.30 (See Note 2 to the condensed consolidated financial statements).

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Nine Months Ended September 30,
	2010	2009

NET CASH PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
Net income - Praxair, Inc. plus depreciation and amortization	$1,747	$1,537
Noncontrolling interests	30	31

Net income plus depreciation and amortization (including noncontrolling interests)	1,777	1,568

Adjustments to reconcile net income to net cash provided by operating activities:
Venezuela currency devaluation and other charges, net of payments	23	270
Working capital	(121)	(149)
Pension contributions	(117)	(123)
Other - net	53	(107)

Net cash provided by operating activities	$1,615	$1,459

INVESTING ACTIVITIES
Capital expenditures	(937)	(997)
Acquisitions, net of cash acquired	(134)	(128)
Divestitures and asset sales	44	20

Net cash used for investing activities	$(1,027)	$(1,105)

FINANCING ACTIVITIES
Debt increases (reductions) - net	(19)	135
Issuances (purchases) of common stock - net	(139)	(77)
Cash dividends - Praxair, Inc. shareholders	(414)	(368)
Excess tax benefit on stock option exercises	38	14
Noncontrolling interest transactions and other	(17)	(32)

Net cash used for financing activities	$(551)	$(328)

Cash Flow from Operations

Cash provided by operations of $1,615 million for the nine months ended September 30, 2010 increased $156 million versus 2009. The increase was due to higher net income – Praxair, Inc., adjusted for the non-cash charge related to the Venezuela currency devaluation and Brazil tax amnesty program and other charges. In addition, cash provided by operations benefited from fewer cash payments for the 2008 cost reduction program, working capital changes and lower pension contributions.

Praxair estimates that 2010 contributions to its pension plans will be in the area of $125 million, of which $117 million have been made through September 30, 2010.

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

Investing

Net cash used for investing of $1,027 million for the nine months ended September 30, 2010 decreased $78 million versus 2009. Capital expenditures of $937 million relate largely to new production plants under contract for customers in North and South America, China and India. Acquisitions of $134 million primarily relates to the 49% ownership interest acquired in the ROC group’s Kuwait and Qatar operations in August 2010. An additional cash outlay of $70 million is anticipated during the fourth quarter of 2010 to complete the transaction and acquire a 49% ownership interest in ROC group’s United Arab Emirates operations. The 49% investments in Kuwait and Qatar are accounted for as equity investments in the consolidated financial statements.

Financing

Cash used for financing activities was $551 million in 2010 versus $328 million in 2009. Cash dividends of $414 million increased $46 million from the year ago period to $1.35 per share ($1.20 per share for 2009). The remaining increase was due primarily to lower net debt issuances in 2010 and higher net stock repurchases.

At September 30, 2010, Praxair’s total debt outstanding was $5,077 million, an increase of $22 million from December 31, 2009. On January 14, 2010, Praxair issued $500 million of 2.125% notes due 2013. The proceeds were used to repay long-term debt, including the $500 million of floating rate notes due in May 2010, to fund share repurchases under the share repurchase program and for general corporate purposes.

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

The following are the non-GAAP measures presented in the MD&A:

	Quarter Ended September 30,
(Dollar amounts in millions, except per share data)	2010	2009
Debt-to-capital	44.5%	49.2%
After-tax return on capital	14.7%	13.6%
Return on equity	26.4%	26.2%

	Quarter Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Adjusted amounts:
Operating profit	$551	$480	$1,604	$1,369
As a percent of sales	21.7%	21.0%	21.4%	20.9%
Effective tax rate	28.0%	28.1%	27.9%	27.5%
Net income - Praxair, Inc.	$377	$318	$1,088	$907
Diluted earnings per share	$1.21	$1.02	$3.49	$2.91

Debt-to-Capital Ratio

The debt-to-capital ratio is a measure used by investors, financial analysts and management to provide a measure of financial leverage and insights into how the company is financing its operations.

	September 30, 2010	December 31, 2009
(Dollar amounts in millions)
Total debt	$5,077	$5,055

Equity
Praxair, Inc. shareholders’ equity	5,991	5,315
Noncontrolling interests	339	333

Total equity	6,330	5,648

Total capital	$11,407	$10,703

DEBT-TO-CAPITAL RATIO	44.5%	47.2%

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

	Quarter Ended September 30,
	2010	2009
(Dollar amounts in millions)
Adjusted operating profit	551	$480
Less: adjusted income taxes	(146)	(126)
Less: tax benefit on interest expense (a)	(8)	(9)
Add: equity income	12	7

Net operating profit after-tax (NOPAT)	$409	$352

Beginning capital	$10,793	$10,053
Ending capital	$11,407	$10,642
Average capital	$11,100	$10,348

ROC%	3.7%	3.4%

ROC% (annualized)	14.7%	13.6%

(a)	Tax benefit on interest expense is computed using the effective rate adjusted for non-recurring income tax benefits. The effective tax rate used was 28% for 2010 and 2009.

Return on Praxair, Inc. Shareholders’ Equity (ROE)

Return on Praxair, Inc. shareholders’ equity is a measure used by investors, financial analysts and management to evaluate operating performance from a Praxair shareholder perspective. ROE measures the net income attributable to Praxair, Inc. that the company was able to generate with the money shareholders have invested.

	Quarter Ended September 30,
	2010	2009
(Dollar amounts in millions)
Adjusted net income - Praxair, Inc.	$377	$318

Beginning Praxair, Inc. shareholders’ equity	$5,452	$4,638
Ending Praxair, Inc. shareholders’ equity	$5,991	$5,085
Average Praxair, Inc. shareholders’ equity	$5,722	$4,862

ROE%	6.6%	6.5%

ROE% (annualized)	26.4%	26.2%

Adjusted Amounts

Amounts are adjusted for the impact of the 2010 Venezuela currency devaluation and the 2009 Brazil Tax Amnesty Program. The company does not believe this item is indicative of on-going business trends and, accordingly, the impact is excluded from the reported amounts so that investors can better evaluate and analyze historical and future business trends on a consistent basis.

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in millions, except per share data)	2010	2009	2010	2009
Adjusted Operating Profit and Margin

Reported operating profit	$551	$174	$1,577	$1,063
Add: Venezuela currency devaluation and other charges	—	306	27	306

Adjusted operating profit	$551	$480	$1,604	$1,369

Reported percent change	217%		48%
Adjusted percent change	15%		17%

Reported sales	$2,538	$2,288	$7,493	$6,549
Reported operating profit margin	21.7%	7.6%	21.0%	16.2%
Adjusted operating profit margin	21.7%	21.0%	21.4%	20.9%

Adjusted Income Taxes and Effective Tax Rate

Reported income taxes	$146	$(187)	$422	$36
Add: Venezuela currency devaluation and other charges	—	313	1	313

Adjusted income taxes	$146	$126	$423	$349

Reported income before income taxes and equity investments	$522	$142	$1,487	$963
Add: Venezuela currency devaluation and other charges	—	306	27	306

Adjusted income before income taxes and equity investments	$522	$448	$1,514	$1,269

Adjusted effective tax rate	28.0%	28.1%	27.9%	27.5%

Adjusted Net Income - Praxair, Inc.

Reported net income - Praxair, Inc.	$377	$325	$1,062	$914
Add: Venezuela currency devaluation and other charges	—	(7)	26	(7)

Adjusted net income - Praxair, Inc.	$377	$318	$1,088	$907

Reported percent change	16%		16%
Adjusted percent change	19%		20%

Adjusted Diluted Earnings Per Share

Reported diluted earnings per share	$1.21	$1.04	$3.41	$2.93
Add: Venezuela currency devaluation and other charges	—	(0.02)	0.08	(0.02)

Adjusted diluted earnings per share	$1.21	$1.02	$3.49	$2.91

Reported percent change	16%		16%
Adjusted percent change	19%		20%

Adjusted Full-Year 2010 Diluted Earnings Per Share Guidance

			Low End	High End

Expected full-year 2010 diluted earnings per share guidance			$4.59	$4.64
Add: Venezuela currency devaluation and other charges			0.08	0.08

Adjusted full-year 2010 diluted earnings per share guidance			$4.67	$4.72

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

Outlook

For the fourth quarter of 2010, diluted earnings per share are expected to be in the range of $1.18 to $1.23.

For the full year of 2010, Praxair expects sales of about $10 billion. Reported diluted earnings per share are expected to be in the range of $4.59 to $4.64, including the impact of the Venezuela currency devaluation in the first quarter ($26 million net after-tax charge or $0.08 per diluted share). Excluding the impact of the Venezuela currency devaluation, adjusted diluted earnings per share are expected to be in the range of $4.67 to $4.72. Full-year capital expenditures are expected to be about $1.4 billion supporting the current backlog of projects under contract with customers, which will come on stream in 2010 through 2012.

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

Praxair has substantial international operations which are subject to risks including devaluations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest, possible nationalization and/or expropriation of assets, domestic and international tax laws and compliance with governmental regulations. These events could have an adverse effect on the international operations in the future by reducing the demand for its products, decreasing the prices at which it can sell its products, reducing the U.S. dollar value of revenue from international operations or otherwise having an adverse effect on its business. In particular, due to recent government actions related to business and currency regulations, there is considerable risk associated with operations in Venezuela (see Note 2 to the condensed consolidated financial statements). At September 30, 2010, Praxair’s sales and net assets in Venezuela were less than 1% of Praxair’s consolidated amounts.

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

During August 2010, the United States enacted legislation, Education, Jobs and Medicaid Assistance Act, that included changes to tax provisions. The Company is currently evaluating the provisions of this legislation, including any actions that may be appropriate.

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

Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended September 30, 2010 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Program (2) (Millions)
July 2010	—	—	—	$1,502
August 2010	707	$87.07	707	$1,440
September 2010	892	$87.14	892	$1,362

Third Quarter 2010	1,599	$87.11	1,599	$1,362

(1)	On July 23, 2008, the company’s board of directors approved the repurchase of $1 billion of its common stock which could take place from time to time on the open market (which could include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions. On July 28, 2010, the company announced that the company’s board of directors approved the repurchase of an additional $1.5 billion of its common stock which may take place from time to time on the open market (which may include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions. The 2008 and 2010 programs do not have any stated expiration date.
(2)	During the third quarter, the Company completed the purchase of its common stock pursuant to the 2008 program. On July 28, 2010, the company announced that the company’s board of directors approved the repurchase of an additional $1.5 billion of its common stock. As of September 30, 2010, the Company purchased $138 million of its common stock, pursuant to the 2010 program, leaving an additional $1.4 billion remaining authorized for purchase under the 2010 program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

Effective October 26, 2010, Praxair, Inc. has clarified certain of the terms of an existing minimum retirement benefit agreement with James T. Breedlove, Senior Vice President, General Counsel & Secretary of Praxair, as set forth in the letter agreement filed herewith as Exhibit 10.1 and incorporated herein by reference.

Item 6.	Exhibits

(a)	Exhibits:

*10.1	Letter of Clarification of certain pension benefits dated October 26, 2010 between Praxair, Inc. and James T. Breedlove is filed herewith.

12.01	Computation of Ratio of Earnings to Fixed Charges.

31.01	Rule 13a-14(a) Certification

31.02	Rule 13a-14(a) Certification

32.01	Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act).

32.02	Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Praxair, Inc. and Subsidiaries

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAXAIR, INC.
(Registrant)

Date: October 27, 2010	By:	/S/ MARK J. MURPHY
Mark J. Murphy
Vice President and Controller
(On behalf of the Registrant and as Chief Accounting Officer)