Form 10-K
period 2010-12-31
PRAXAIR INC
filed 2011-02-23
CIK 884905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑    Accelerated filer  ☐    Non- accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2010, was approximately $23 billion (based on the closing sale price of the stock on that date as reported on the New York Stock Exchange).

At January 31, 2011, 303,308,878 shares of common stock of Praxair, Inc. were outstanding.

Documents incorporated by reference:

Portions of the Proxy Statement of Praxair, Inc., for its 2011 Annual Meeting of Shareholders, are incorporated in Part III of this report.

PRAXAIR, INC.

ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2010

Praxair, Inc. and Subsidiaries

PART I

ITEM 1.	BUSINESS

General

Praxair, Inc. (Praxair or the company) was founded in 1907 and became an independent publicly traded company in 1992. Praxair was the first company in the United States to produce oxygen from air using a cryogenic process and continues to be a major technological innovator in the industrial gases industry.

Praxair is the largest industrial gas supplier in North and South America, is rapidly growing in Asia, and has strong, well-established businesses in Europe. Praxair’s primary products for its industrial gases business are atmospheric gases (oxygen, nitrogen, argon, rare gases) and process gases (carbon dioxide, helium, hydrogen, electronic gases, specialty gases, acetylene). The company also designs, engineers, and builds equipment that produces industrial gases for internal use and external sale. The company’s surface technologies segment, operated through Praxair Surface Technologies, Inc., supplies wear-resistant and high-temperature corrosion-resistant metallic and ceramic coatings and powders. Sales for Praxair were $10,116 million, $8,956 million, and $10,796 million for 2010, 2009, and 2008, respectively. Refer to Note 18 to the consolidated financial statements for additional information related to Praxair’s reportable segments.

Praxair serves approximately 25 industries as diverse as healthcare and petroleum refining; computer-chip manufacturing and beverage carbonation; fiber-optics and steel making; and aerospace, chemicals and water treatment. In 2010, 94% of sales were generated in four geographic segments (North America, Europe, South America and Asia) primarily from the sale of industrial gases with the balance generated from the surface technologies segment. Praxair provides a competitive advantage to its customers by continuously developing new products and applications, which allow them to improve their productivity, energy efficiency and environmental performance.

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

A substantial amount of the cylinder gases sold in the United States is distributed by independent distributors that buy merchant gases in liquid form and repackage the products in their facilities. Packaged gas distributors, including Praxair, also distribute welding equipment purchased from independent manufacturers. Over time, Praxair has acquired a number of independent industrial gases and welding products distributors at various locations in the United States and continues to sell merchant gases to other independent distributors. Between its own distribution business, joint ventures and sales to independent distributors, Praxair is represented in 48 states, the District of Columbia and Puerto Rico.

Surface Technologies

Praxair’s surface technologies segment supplies wear-resistant and high-temperature corrosion-resistant metallic and ceramic coatings and powders to the aircraft, energy, printing, textile, plastics, primary metals, petrochemical and other industries. It also manufactures a complete line of electric arc, plasma and high-velocity oxygen fuel spray equipment as well as arc and flame wire equipment used for the application of wear resistant coatings. The coatings extend wear life and are applied at Praxair’s facilities using a variety of thermal spray coatings processes. The coated parts are finished to the customer’s precise specifications before shipment.

Inventories – Praxair carries inventories of merchant and cylinder gases, hardgoods and coatings materials to supply products to its customers on a reasonable delivery schedule. On-site plants and pipeline complexes have limited inventory. Inventory obsolescence and backlogs are not material to Praxair’s business.

Customers – Praxair is not dependent upon a single customer or a few customers.

International – Praxair is a global enterprise with approximately 61% of its 2010 sales outside of the United States. It conducts industrial gases business through consolidated companies in Argentina, Bahrain, Belgium, Bolivia, Brazil, Canada, Chile, China, Colombia, Costa Rica, Dominican Republic, France, Germany, India, Italy, Japan,

South Korea, Malaysia, Mexico, the Netherlands, Paraguay, Peru, Portugal, Russia, Spain, Taiwan, Thailand, United Arab Emirates, Uruguay and Venezuela. Societa Italiana Acetilene & Derivati S.p.A. (S.I.A.D.), an Italian company accounted for as an equity company, also has established positions in Austria, Bulgaria, Croatia, the Czech Republic, Hungary, Romania, Russia and Slovenia. Yara Praxair, which is also accounted for as an equity company, has established positions in Denmark, Norway and Sweden. Refrigeration and Oxygen Company Limited (ROC), a Middle Eastern company accounted for as an equity company, has operations in the United Arab Emirates, Kuwait and Qatar. Praxair’s surface technologies segment has operations in Brazil, China, France, Germany, India, Italy, Japan, Singapore, South Korea, Spain, Switzerland, Taiwan and the United Kingdom.

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

Employees and Labor Relations – As of December 31, 2010, Praxair had 26,261 employees worldwide. Of this number, 10,183 are employed in the United States. Praxair has collective bargaining agreements with unions at numerous locations throughout the world, which expire at various dates. Praxair considers relations with its employees to be good.

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

Energy is the single largest cost item in the production and distribution of industrial gases. Most of Praxair’s energy requirements are in the form of electricity, natural gas and diesel fuel for distribution. Praxair attempts to minimize the financial impact of variability in these costs through the management of customer contracts. Large customer contracts typically have escalation and pass-through clauses to recover energy and feedstock costs. Such attempts may not successfully mitigate cost variability which could negatively impact its financial condition or results of operations. The supply of energy has not been a significant issue in the geographic areas where it conducts business. However, regional energy conditions are unpredictable and may pose future risk.

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

Praxair has substantial international operations which are subject to risks including devaluations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest, possible nationalization and/or expropriation of assets, domestic and international tax laws and compliance with governmental regulations. These events could have an adverse effect on the international operations in the future by reducing the demand for its products, decreasing the prices at which it can sell its products, reducing the U.S. dollar value of revenue from international operations or otherwise having an adverse effect on its business. In particular, due to recent government actions related to business and currency regulations, there is considerable risk associated with operations in Venezuela (see Note 2 to the consolidated financial statements). At December 31, 2010, Praxair’s sales and net assets in Venezuela were less than 1% of Praxair’s consolidated amounts.

Global Financial Markets Conditions – Macroeconomic factors may impact the company’s ability to obtain financing or increase the cost of obtaining financing which may adversely impact the company’s financial results and/or cash flows.

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

Praxair is subject to various environmental and occupational health and safety laws and regulations, including those governing the discharge of pollutants into the air or water, the storage, handling and disposal of chemicals, hazardous substances and wastes, the remediation of contamination, the regulation of greenhouse gas emissions, and other potential climate change initiatives. Violations of these laws could result in substantial penalties, third party claims for property damage or personal injury, or sanctions. The company may also be subject to liability for the investigation and remediation of environmental contamination at properties that it owns or operates and at other properties where Praxair or its predecessors have operated or arranged for the disposal of hazardous wastes. Although management does not believe that any such liabilities will have a material adverse impact on its financial position and results of operations, management cannot provide assurance that such costs will not increase in the future or will not become material. See the section captioned “Management’s Discussion and Analysis – Environmental Matters” in Item 7 of this Form 10-K.

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

Praxair is subject to income and other taxes in both the United States and numerous foreign jurisdictions. The determination of the company’s worldwide provision for income taxes and other tax liabilities requires judgment and is based on diverse legislative and regulatory structures that exist in the various jurisdictions where the company operates. Although management believes its estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in its financial statements and may materially affect the company’s financial results for the period when such determination is made. See Notes 5 and 17 to the consolidated financial statements of this Form 10-K.

Pension Liabilities – Risks related to our pension benefit plans may adversely impact our results of operations and cash flows.

Pension benefits represent significant financial obligations that will be ultimately settled in the future with employees who meet eligibility requirements. Because of the uncertainties involved in estimating the timing and amount of future payments and asset returns, significant estimates are required to calculate pension expense and liabilities related to the company’s plans. The company utilizes the services of independent actuaries, whose models are used to facilitate these calculations. Several key assumptions are used in the actuarial models to calculate pension expense and liability amounts recorded in the consolidated financial statements. In particular, significant changes in actual investment returns on pension assets, discount rates, or legislative or regulatory changes could impact future results of operations and required pension contributions. For information regarding the potential impacts regarding significant assumptions used to estimate pension expense, including discount rates and the expected long-term rates of return on plan assets. See “Critical Accounting Policies – Pension

Benefits” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

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

Information Technology Systems – The Company may be subject to information technology system failures, network disruptions and breaches in data security.

Praxair utilizes an enterprise resource planning system and other technologies for the exchange of information both within the company and in communicating with third parties. These systems are susceptible to outages due to fire, floods, power loss, telecommunications failures, viruses, break-ins and similar events, or breaches of security. The occurrence of these or other events could disrupt or damage the company’s information technology systems and inhibit the ability to access Praxair’s information systems. Management has taken steps to address these risks and concerns by implementing advanced security technologies, internal controls, network and data center resiliency and recovery processes. Despite these steps, however, a failure of the company’s information technology systems could have a material adverse impact on Praxair’s operations, reputation and financial results.

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

The following is a description of production facilities for Praxair by segment. No significant portion of these assets was leased at December 31, 2010. Generally, these facilities are fully utilized and are sufficient to meet our manufacturing needs.

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

Europe

The Europe segment has production facilities primarily in Italy, Spain, Germany, the Benelux region and France which include more than 50 cryogenic air separation plants. There are three major pipeline complexes in Europe located in Northern Spain and the Rhine and Saar regions of Germany. These pipeline complexes are primarily supplied by cryogenic air separation plants. Also located throughout Europe are specialty gas plants, packaged gas facilities and other smaller plant facilities.

South America

The South America segment operates more than 40 cryogenic air separation plants, primarily located in Brazil. Many of these plants support a major pipeline complex in Southern Brazil. Also located throughout South America are carbon dioxide plants, packaged gas facilities and other smaller plant facilities.

Asia

The Asia segment has production facilities located primarily in China, Korea, India and Thailand, approximately 35 of which are cryogenic air separation plants. Also located throughout Asia are noncryogenic air separation, carbon dioxide, hydrogen, packaged gas and other production facilities.

Surface Technologies

The surface technologies segment provides coating services and manufactures coating equipment at approximately 40 sites. The majority of these sites are located in the United States and Europe, with smaller operations in Asia and Brazil, and headquarters located in Indianapolis, Indiana.

ITEM 3.	LEGAL PROCEEDINGS

Information required by this item is incorporated herein by reference to the section captioned “Notes to Consolidated Financial Statements – 17 Commitments and Contingencies” in Item 8 of this 10-K.

Additionally, as described in Note 2 to the consolidated financial statements and in the Company’s current report on Form 8-K dated December 15, 2010, during the fourth quarter 2010 the Company’s Spanish subsidiaries settled various income tax disputes with the Spanish Government. The disputes resulted from a criminal investigation by Spanish prosecutors of certain income tax credits and other transactions relating to the years 2001 to 2005. As a result of the settlement, the Company will pay about $500 million ($481 million was paid in December 2010) which includes settlement amounts for the periods under investigation and amounts related to amended tax positions for subsequent years. Also, the settlement resulted in a $250 million charge to earnings in the fourth quarter 2010, representing payments in excess of recorded liabilities.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market for the company’s common stock is the New York Stock Exchange (NYSE). At December 31, 2010 there were 16,452 shareholders of record.

NYSE quarterly stock price and dividend information

Market Price	Trading High	Trading Low	Close	Dividend Per Share
2010
First Quarter	$83.29	$73.13	$83.00	$0.45
Second Quarter	$89.00	$73.13	$75.99	$0.45
Third Quarter	$90.99	$75.70	$90.26	$0.45
Fourth Quarter	$96.34	$88.60	$95.47	$0.45

2009
First Quarter	$70.58	$53.42	$67.29	$0.40
Second Quarter	$77.60	$64.50	$71.07	$0.40
Third Quarter	$82.24	$67.19	$81.69	$0.40
Fourth Quarter	$84.97	$76.84	$80.31	$0.40

Praxair’s annual dividend on its common stock for 2010 was $1.80 per share. On January 26, 2011, Praxair’s Board of Directors declared a dividend of $0.50 per share for the first quarter of 2011, or $2.00 per share annualized, which may be changed as Praxair’s earnings and business prospects warrant. The declaration of dividends is a business decision made by the Board of Directors based on Praxair’s earnings and financial condition and other factors the Board of Directors considers relevant.

Purchases of Equity Securities – Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the three months ended December 31, 2010 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Program (2) (Millions)
October 2010	450	$91.03	450	$1,321
November 2010	1,606	$91.78	1,606	$1,174
December 2010	1,386	$93.98	1,386	$1,044

Fourth Quarter 2010	3,442	$92.57	3,442	$1,044

(1)	On July 28, 2010, the company announced that the company’s board of directors approved the repurchase of an additional $1.5 billion of its common stock which may take place from time to time on the open market (which may include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions.

(2)	As of December 31, 2010, the company purchased $456 million of its common stock, pursuant to the 2010 program, leaving an additional $1,044 million remaining authorized for purchase under the 2010 program. The 2010 program does not have any stated expiration date.

Peer Performance Table – The graph below compares the most recent five-year cumulative returns of Praxair’s common stock with those of the Standard & Poor’s 500 Index (SPX) and the S5 Materials Index (S5MATR) which covers 30 companies, including Praxair. The figures assume an initial investment of $100 on December 31, 2005 and that all dividends have been reinvested.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY

(Dollar amounts in millions, except per share data)

Year Ended December 31,	2010 (a)	2009 (a)	2008 (a)	2007	2006
From the Income Statement
Sales	$10,116	$8,956	$10,796	$9,402	$8,324
Cost of sales, exclusive of depreciation and amortization	5,754	5,032	6,495	5,557	4,968
Selling, general and administrative	1,196	1,088	1,312	1,190	1,086
Depreciation and amortization	925	846	850	774	696
Research and development	79	74	97	98	87
Brazil tax amnesty program and other charges	85	306	194	—	—
Other income (expenses) – net	5	(35)	35	3	32

Operating profit	2,082	1,575	1,883	1,786	1,519
Interest expense – net	118	133	198	173	155

Income before income taxes and equity investments	1,964	1,442	1,685	1,613	1,364
Income taxes	768	169	465	419	355

Income before equity investments	1,196	1,273	1,220	1,194	1,009
Income from equity investments	38	24	36	26	10

Net income (including noncontrolling interests)	1,234	1,297	1,256	1,220	1,019
Noncontrolling interests	(39)	(43)	(45)	(43)	(31)

Net income – Praxair, Inc.	$1,195	$1,254	$1,211	$1,177	$988

Per Share Data – Praxair, Inc. Shareholders
Basic earnings per share	$3.90	$4.08	$3.87	$3.69	$3.05
Diluted earnings per share	$3.84	$4.01	$3.80	$3.62	$3.00
Cash dividends per share	$1.80	$1.60	$1.50	$1.20	$1.00

Weighted Average Shares Outstanding (000’s)
Basic shares outstanding	306,720	307,676	312,658	318,997	323,495
Diluted shares outstanding	311,395	312,382	318,302	324,842	329,293

Other Information and Ratios
Total assets	$15,274	$14,317	$13,054	$13,382	$11,102
Total debt	$5,557	$5,055	$5,025	$4,192	$3,167
Cash flow from operations	$1,905	$2,168	$2,038	$1,958	$1,752
Capital expenditures	$1,388	$1,352	$1,611	$1,376	$1,100
Acquisitions	$148	$131	$130	$476	$14
Return on equity (b)	26.4%	27.0%	26.8%	24.6%	23.1%
After-tax return on capital (b)	14.4%	13.8%	15.3%	15.3%	14.5%
Debt-to-capital ratio (b)	47.5%	47.2%	53.8%	43.4%	39.9%
Shares outstanding (000’s)	303,997	306,478	306,861	315,488	320,861
Number of employees	26,261	26,164	26,936	27,992	27,042

(a)	Amounts for 2010 include: (i) an income tax charge of $250 million related to a Spanish income tax settlement; (ii) a pre-tax charge of $58 million ($40 million after-tax) related to the US homecare divestiture; (iii) a net repatriation tax benefit of $35 million; and (iv) a pre-tax charge of $27 million ($26 million after-tax) related to the Venezuela currency devaluation. Amounts for 2009 include the impact of the Brazil tax amnesty program and other charges of $306 million ($7 million after-tax benefit). Amounts for 2008 include the impact of the cost reduction program and other charges of $194 million ($125 million after-tax and noncontrolling interests).

(b)	Non-GAAP measures. See the “Non-GAAP Financial Measures” section in Item 7 for definitions and reconciliation to reported amounts.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the company’s financial condition and results of operations should be read together with its consolidated financial statements and notes to the consolidated financial statements included in Item 8 of this Form 10-K.

BUSINESS OVERVIEW

Praxair is the largest industrial gases supplier in North and South America, is rapidly growing in Asia, and has strong, well-established businesses in Europe. The company’s primary products are oxygen, hydrogen, nitrogen, argon, carbon dioxide, helium, electronic gases and a wide range of specialty gases. Praxair Surface Technologies supplies high-performance coatings that protect metal parts from wear, corrosion and high heat. Praxair’s industrial gas operations are managed on a geographical basis and in 2010, 94% of sales were generated in four geographic segments (North America, Europe, South America, and Asia). The surface technologies segment generated the remaining 6% of sales.

Praxair serves approximately 25 industries as diverse as healthcare and petroleum refining; computer-chip manufacturing and beverage carbonation; fiber-optics and steel making; and aerospace, chemicals and water treatment. The diversity of end markets creates financial stability for Praxair in varied business cycles.

Praxair generates most of its revenues and earnings through the following 11 core geographies where the company has its strongest market positions and where distribution and production operations allow the company to deliver the highest level of service to its customers at the lowest cost.

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

EXECUTIVE SUMMARY – FINANCIAL RESULTS & OUTLOOK

Adjusted Amounts and Comparisons

The discussion of consolidated results and outlook in this Management’s Discussion and Analysis (MD&A) is based on adjusted amounts and comparisons with adjusted amounts. Adjusted amounts are non-GAAP measures that supplement an understanding of the company’s financial information by presenting information that investors, financial analysts and management use to help evaluate the company’s performance and ongoing business trends on a comparable basis. See the “Consolidated Results” section of this MD&A for a summary of these adjusted amounts. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A.

2010 Year in review

Praxair delivered strong financial performance in 2010. Sales were up 13% with adjusted diluted earnings per share up 19% versus 2009. Sales growth was driven by higher volumes in all geographies and major end-markets. Adjusted operating profit grew 15% by leveraging volume growth from economic recovery and new plant start-ups with continued productivity gains and cost reduction efforts. The company continued to invest in capital projects for future growth and established a presence in two growing geographies, Russia and the Middle East.

•	Sales increased 13% to $10,116 million versus $8,956 million in 2009, due primarily to strong volume growth in all geographic segments.

•

Reported operating profit of $2,082 million increased from $1,575 million in 2009. Adjusted operating profit of $2,167 increased 15% from 2009. Operating profit grew faster than sales from higher volumes and continued leverage from productivity and cost reduction programs.

•

Reported net income – Praxair, Inc. of $1,195 million and diluted earnings per share of $3.84, decreased from $1,254 million and $4.01, respectively, in 2009. Adjusted net income – Praxair, Inc. and diluted earnings per share increased 18% and 19% from 2009, respectively.

•	Cash flow from operations was $1,905 million, including the Spanish income tax settlement payment of $481 million in the fourth quarter.

•

Capital expenditures were $1,388 million, primarily for the construction of new on-site production plants under contract with customers around the world. Acquisition expenditures of $148 million were primarily related to the purchase of an equity interest in ROC, a leading industrial gas business with operations in Kuwait, Qatar and the United Arab Emirates.

2011 Outlook

•	Sales are forecasted in the area of $11 billion.

•	Reported diluted earnings per share are forecasted to be in the range of $5.25 to $5.40. This represents an increase of 11% to 14% from the 2010 adjusted diluted earnings per share.

•	Effective tax rate of about 28%.

•	Capital expenditures in the range of $1.5 to $1.8 billion.

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

CONSOLIDATED RESULTS AND OTHER INFORMATION

The following table provides selected data for 2010, 2009, and 2008:

				Variance
(Dollar amounts in millions, except per share data) Year Ended December 31,	2010	2009	2008	2010 vs. 2009	2009 vs. 2008

Reported Amounts:
Sales	$10,116	$8,956	$10,796	13%	(17)%
Gross margin (a)	$4,362	$3,924	$4,301	11%	(9)%
As a percent of sales	43.1%	43.8%	39.8%
Selling, general and administrative	$1,196	$1,088	$1,312	10%	(17)%
As a percent of sales	11.8%	12.1%	12.2%
Depreciation and amortization	$925	$846	$850	9%	—%
Brazil tax amnesty program and other charges (b)	$85	$306	$194
Other income (expenses) – net	$5	$(35)	$35
Operating profit	$2,082	$1,575	$1,883	32%	(16)%
As a percent of sales	20.6%	17.6%	17.4%
Interest expense – net	$118	$133	$198	(11)%	(33)%
Effective tax rate	39.1%	11.7%	27.6%
Net income – Praxair, Inc.	$1,195	$1,254	$1,211	(5)%	4%
Diluted earnings per share	$3.84	$4.01	$3.80	(4)%	6%
Diluted shares outstanding	311,395	312,382	318,302	—%	(2)%
Number of employees	26,261	26,164	26,936	—%	(3)%

Adjusted Amounts (c):
Operating profit	$2,167	$1,881	$2,077	15%	(9)%
As a percent of sales	21.4%	21.0%	19.2%
Effective tax rate	27.9%	27.6%	28.2%
Net income – Praxair, Inc.	$1,476	$1,247	$1,336	18%	(7)%
Diluted earnings per share	$4.74	$3.99	$4.20	19%	(5)%

(a)	Gross margin excludes depreciation and amortization expense.

(b)	See Note 2 to the consolidated financial statements.

(c)	Adjusted amounts are non-GAAP measures. Variances are calculated using adjusted amounts, where indicated. Non-GAAP adjustments are summarized below and a reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A.

The following items were recorded in the consolidated financial statements:

Year Ended December 31, 2010

(Millions of dollars)	Operating Profit (Loss)	Income Tax Provision (Benefit)	Net Income (Loss)
Spanish income tax settlement	$—	$250	$(250)
US homecare divestiture	(58)	(18)	(40)
Repatriation tax benefit	—	(35)	35
Venezuela currency devaluation	(27)	(1)	(26)

Total	$(85)	$196	$(281)

Spanish Income Tax Settlement

During the fourth quarter 2010, the Company’s Spanish subsidiaries settled various income tax disputes with the Spanish Government. As a result, Praxair recorded an income tax charge of $250 million representing the settlement amount in excess of previously recorded expenses. The settlement requires cash payments of approximately $500 million, $481 million of which was paid in the fourth quarter 2010. The remaining amounts are expected to be paid in 2011.

US Homecare Divestiture

During the fourth quarter 2010, the company announced its intent to sell the U.S. homecare portion of its North American healthcare business and recorded a pre-tax charge of $58 million ($40 million after-tax) representing an adjustment to estimated fair value. On February 2, 2011, the company announced that it had entered into a definitive agreement for sale of the U.S. homecare business to Apria Healthcare Group Inc. The sale is expected to close in the first quarter of 2011.

Repatriation Tax Benefit

Also during the fourth quarter 2010, the company recognized an income tax benefit of $35 million related to the repatriation of highly-taxed foreign earnings.

Venezuela Currency Devaluation

In the first quarter 2010, Praxair recorded a $27 million charge ($26 million after-tax) due primarily to the remeasurement of the local Venezuelan balance sheet to reflect the new official 4.3 exchange rate (representing a 50% devaluation).

Year Ended December 31, 2009

Brazil Tax Amnesty Program and Other Charges

In the third quarter 2009, Praxair recorded a pre-tax charge of $306 million (net after-tax benefit of $7 million) related primarily to a Federal tax amnesty program in Brazil. The program required a cash outlay of $34 million in the 2009 fourth quarter and is expected to require up to an additional $60 million of cash payments in the next twelve months depending on timing of the Brazilian government consolidation process.

Year Ended December 31, 2008

Cost Reduction Program and Other Charges

In 2008, Praxair recorded pre-tax charges totaling $194 million ($125 million after-tax and noncontrolling interests or $0.40 per diluted share), including $118 million related to severance and other exit costs in response to the economic downturn.

See Note 2 to the consolidated financial statements for a more detailed description of these items.

Results of Operations

As previously described, references to “adjusted” amounts refer to reported amounts adjusted to exclude the impact of non-GAAP adjustments and are non-GAAP measures. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A.

2010 Compared With 2009

	% Change from Prior Year
	2010	2009
Sales
Volume	9%	(10)%
Price/Mix/Other	—%	2%
Cost pass-through	1%	(4)%
Currency	2%	(5)%
Acquisitions/Divestitures	1%	—%

Total sales change	13%	(17)%

Sales in 2010 increased $1,160 million, or 13% versus 2009. Excluding the impacts of currency, cost pass-through and acquisitions/divestitures, sales increased primarily due to 9% volume growth. The favorable impact of currency, primarily in South America, Canada and Mexico, increased sales by 2%. Higher cost pass-through increased sales by 1%, with a negligible impact on operating profit.

Gross margin in 2010 improved $438 million, or 11%, versus 2009. The decrease in the gross margin percentage to 43.1% in 2010 versus 43.8% in 2009 was due primarily to higher cost pass-through to customers.

Selling, general and administrative (SG&A) expenses in 2010 were $1,196 million, or 11.8% of sales, versus $1,088 million, or 12.1% of sales, for 2009. The decrease in SG&A as a percentage of sales was due to realized benefits from ongoing productivity initiatives.

Depreciation and amortization expense in 2010 increased $79 million versus 2009. The increase was due to increased depreciation associated with project start-ups and currency impacts.

Other income (expenses) – net in 2010 was a $5 million benefit versus a $(35) million expense in 2009. The change in 2010 versus 2009 was primarily due to negative currency related items in 2009 and a benefit from an amnesty program in the State of Rio de Janeiro, Brazil in 2010. See Note 7 to the consolidated financial statements for a summary of the major components of Other income (expenses) – net.

Adjusted operating profit of $2,167 million in 2010 was $286 million, or 15%, higher than adjusted operating profit of $1,881 million in 2009. As a percentage of sales, adjusted operating profit improved to 21.4% in 2010 versus 21.0% in 2009. This improvement is a result of strong volume recovery in all geographies and the continued impact of productivity and cost reduction initiatives.

Interest expense – net in 2010 decreased $15 million, or 11% versus 2009 due to lower interest rates on variable rate debt during 2010 and higher capitalized interest.

The adjusted effective tax rate for 2010 was 27.9%, versus 27.6% in 2009, which was essentially unchanged.

Praxair’s significant sources of equity income are from companies based in China, Italy, the Middle East and Norway. The company’s share of net income from equity investments increased $14 million in 2010 related primarily to higher earnings in Italy (including a tax benefit), China and Norway and the acquisition of ROC in the Middle East in 2010.

At December 31, 2010, noncontrolling interests consisted primarily of noncontrolling shareholders’ investments in Asia (primarily in China and India), Europe (primarily in Italy), and North America (primarily within the U.S. packaged gas business). The $4 million decrease in noncontrolling interests in 2010 was due primarily to a tax on the distribution of earnings in India and negative currency effects.

Adjusted net income – Praxair, Inc. of $1,476 million in 2010 was $229 million, or 18%, higher than adjusted net income – Praxair, Inc. of $1,247 million in 2009. The increase was due to higher operating profit, higher income from equity investments and lower interest expense.

Adjusted diluted earnings per share (EPS) of $4.74 in 2010 increased $0.75 per diluted share, or 19%, from adjusted diluted EPS of $3.99 in 2009. The underlying increase in adjusted diluted EPS was due to higher net income – Praxair, Inc. and the lower number of diluted shares outstanding due to the impact of the company’s net repurchases of common stock during 2010.

The number of employees at December 31, 2010 was 26,261, reflecting an increase of 97 employees from December 31, 2009.

2009 compared with 2008

	% Change from Prior Year
	2009	2008
Sales
Volume	(10)%	3%
Price/Mix/Other	2%	4%
Cost pass-through	(4)%	3%
Currency	(5)%	3%
Acquisitions/Divestitures	—%	2%

Total sales change	(17)%	15%

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

Other income (expenses) – net in 2009 was a $(35) million expense versus a $35 million benefit in 2008. The change in 2009 versus 2008 was due to a decrease in partnership income and currency related items. See Note 7 to the consolidated financial statements for a summary of the major components of Other income (expenses) – net.

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

Adjusted diluted earnings per share (EPS) of $3.99 in 2009 decreased $0.21 per diluted share, or 5%, from adjusted diluted EPS of $4.20 in 2008. The underlying decrease in adjusted diluted EPS is in line with the decrease in net income – Praxair, Inc. partially offset by the impact of the company’s net repurchases of common stock during 2009.

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

Climate Change

Praxair operates in jurisdictions that have, or are developing, laws and/or regulations to reduce or mitigate the perceived adverse effects of greenhouse gas (GHG) emissions and faces a highly uncertain regulatory environment in this area. For example, the U.S. Environmental Protection Agency (EPA) has promulgated rules requiring monitoring and controlling GHG emissions and one of these rules regulates GHG emissions from light-duty vehicles and certain large manufacturing facilities, many of which are Praxair suppliers or customers. Among other impacts, such regulations are expected to raise the costs of energy, which is a significant cost for Praxair. Nevertheless, Praxair’s customer contracts routinely provide rights to recover increased electricity, natural gas, and other costs that are incurred by the company.

Praxair anticipates continued growth in its hydrogen business, as hydrogen is essential to refineries which use it to remove sulfur from transportation fuels in order to meet ambient air quality standards in the United States. Hydrogen production plants and a large number of other manufacturing and electricity-generating plants have been identified under California law as a source of carbon dioxide emissions and these plants have also become subject to recently promulgated cap-and-trade regulations in that state. Praxair believes it will be able to mitigate some potential costs through the terms of its product supply contracts; however, legislation that limits GHG emissions may impact growth in this area by increasing operating costs and/or decreasing demand.

To manage these potential business risks from potential GHG emission regulation, Praxair actively monitors current developments, evaluates the direct and indirect business risks, and takes appropriate actions. Among others, actions include: increasing relevant resources and training; consulting with vendors, insurance providers and industry experts; incorporating GHG provisions in commercial agreements; and conducting regular reviews of the business risks with management. Although there are considerable uncertainties, Praxair believes that the business risk from potential regulations can be effectively managed through its commercial contracts. Additionally, Praxair does not anticipate any material effects regarding its plant operations or business arising from potential physical risks of climate change. Also, Praxair continuously seeks opportunities to reduce its own energy use and GHG footprint.

At the same time, governmental regulation of GHG and other emissions and the growth of renewable energy alternatives may provide Praxair with business opportunities. Praxair continues to develop new applications technologies that can lower emissions, including GHG emissions, in Praxair’s processes and help customers lower energy consumption and increase product throughout. Stricter regulation of water quality in emerging economies such as China provide a growing market for a number of gases, e.g., oxygen for wastewater treatment. Renewable fuel standards in the European Union and U.S. create a market for second-generation biofuels which are users of industrial gases such as oxygen, carbon dioxide, and hydrogen.

Costs Relating to the Protection of the Environment

Environmental protection costs in 2010 included approximately $18 million in capital expenditures and $28 million of expenses. Environmental protection expenditures decreased $3 million during 2010, primarily due to new projects coming on-line. Praxair anticipates that future annual environmental protection expenditures will be similar to 2010, subject to any significant changes in existing laws and regulations. Based on historical results and current estimates, management does not believe that environmental expenditures will have a material adverse effect on the consolidated financial position, the consolidated results of operations or cash flows in any given year.

Legal Proceedings

See Note 17 to the consolidated financial statements for information concerning legal proceedings.

Retirement Benefits

Pensions

The net periodic benefit cost for the U.S. and International pension plans was $57 million in 2010, $43 million in 2009 and $54 million in 2008. Consolidated net periodic benefit cost included settlement charges of $3 million, $4 million and $17 million in 2010, 2009 and 2008, respectively.

The funded status (pension benefit obligation (PBO) less the fair value of plan assets) for the U.S. plans improved $73 million to a deficit of $354 million at December 31, 2010 from a deficit of $427 million in 2009. This improvement in 2010 from 2009 was primarily due to cash contributions of $107 million and strong pension asset investment performance in 2010, partially offset by the increased PBO due to the use of a lower discount rate. The funded status deficit for the international plans decreased by $2 million at December 31, 2010 versus 2009 as the increase in plan assets was largely offset by an increase in the PBO from lower discount rates.

Global pension contributions were $124 million in 2010, $128 million in 2009 and $20 million in 2008. Estimates of 2011 contributions are in the range $70 million to $120 million. The increase in pension contributions in 2010 and 2009 versus 2008 was primarily due to the decline in the value of pension assets as a result of the 2008 performance of the global securities markets and lower discount rates.

Praxair assumes an expected return on plan assets for 2011 in the U.S of 8.25%. In 2011, consolidated pension expense is expected to be approximately $60 million versus $57 million in 2010. The increase is due primarily to an increase in the amortization of net actuarial gains/losses. The amortization is recognized based on the amount of net actuarial gains/losses above certain thresholds and over the period of either the average remaining service lives or average remaining life expectancies of the employees or retirees.

OPEB

The net periodic benefit cost for postretirement benefits other than pensions (OPEB) was $20 million in 2010 and 2009, and $19 million in 2008. The funded status deficit decreased $38 million during 2010 due primarily to a plan change in the U.S. and benefit payments partially offset by the lower discount rates used in 2010 versus 2009.

In 2011, consolidated net periodic benefit costs for the OPEB plans is expected to be approximately $12 million compared to $20 million in 2010. The decrease is primarily due to the favorable impact of a plan amendment within the U.S. plans.

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

At December 31, 2010 and 2009, the company had recorded a total of $28 million and $36 million, respectively, representing an estimate of the retained liability for the ultimate cost of claims incurred and unpaid as of the balance sheet dates. The estimated liability is established using statistical analyses and is based upon historical experience, actuarial assumptions and professional judgment. These estimates are subject to the effects of trends in loss severity and frequency and are subject to a significant degree of inherent variability. If actual claims differ from the company’s estimates, they will be adjusted at that time and financial results could be impacted.

Praxair recognizes estimated insurance proceeds relating to damages at the time of loss only to the extent of incurred losses. Any insurance recoveries for business interruption and for property damages in excess of the net book value of the property are recognized only when realized.

SEGMENT DISCUSSION

The following summary of sales and operating profit by segment provides a basis for the discussion that follows (for additional information concerning Praxair’s segments, see Note 18 to the consolidated financial statements). Praxair evaluates the performance of its reportable segments based on operating profit, excluding the items not indicative of ongoing business trends. Accordingly, segment operating profit and the following discussion of segment results, including comparisons with prior periods, exclude the impact of: (i) the US homecare divestiture and Venezuela currency devaluation in 2010, (ii) the Brazil tax amnesty program and other charges in 2009, and (iii) the cost reduction program and other charges in 2008.

(Dollar amounts in millions) Year Ended December 31,				Variance
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Sales
North America	$5,111	$4,626	$5,939	10%	(22)%
Europe	1,334	1,283	1,502	4%	(15)%
South America	1,970	1,645	1,889	20%	(13)%
Asia	1,133	885	891	28%	(1)%
Surface Technologies	568	517	575	10%	(10)%

	$10,116	$8,956	$10,796	13%	(17)%

Operating Profit
North America	$1,196	$1,044	$1,078	15%	(3)%
Europe	267	268	365	—%	(27)%
South America	454	350	389	30%	(10)%
Asia	166	138	149	20%	(7)%
Surface Technologies	84	81	96	4%	(16)%

Segment operating profit	2,167	1,881	2,077	15%	(9)%

Brazil tax amnesty program and other charges (Note 2)	(85)	(306)	(194)

Total operating profit	$2,082	$1,575	$1,883

North America

	% Change from Prior Year
	2010	2009
Sales
Volume	8%	(13)%
Price/Mix/Other	(1)%	1%
Cost pass-through	1%	(7)%
Currency	2%	(3)%
Acquisitions/Divestitures	—%	—%

Total sales change	10%	(22)%

The North America segment includes Praxair’s industrial gases operations in the U.S., Canada and Mexico.

Sales for 2010 increased $485 million, or 10%, versus 2009. Excluding the impacts of currency and cost pass-through, sales increased 7% due largely to higher volumes. Sales to metals and chemical end-markets increased significantly from 2009. Sales to manufacturing customers also improved throughout the year as the economy continued to improve. Sales to the energy market, primarily hydrogen for refining, were higher than 2009 due to strong demand and a new plant start-up. Currency appreciation in Canada and Mexico increased sales by $108 million, or 2%. Higher cost pass-through increased sales by $44 million, or 1%, with a minimal impact on operating profit.

Operating profit for 2010 increased $152 million, or 15% versus 2009 driven by higher volumes and productivity gains.

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

Europe

	% Change from Prior Year
	2010	2009
Sales
Volume	6%	(11)%
Price/Mix/Other	1%	2%
Cost pass-through	1%	—%
Currency	(5)%	(6)%
Acquisitions/Divestitures	1%	—%

Total sales change	4%	(15)%

Praxair’s European industrial gases business is primarily in Italy, Spain, Germany, France and the Benelux region. In addition, Praxair has recently established a presence in Russia and the Middle East.

Sales for 2010 increased $51 million, or 4% versus 2009. Excluding unfavorable currency effects, sales increased 9% primarily due to 6% volume growth. Sales grew to the metals, energy and electronics end-markets. Cost pass-through to customers increased sales by $11 million, or 1%, with a minimal impact on operating profit.

Operating profit for 2010 of $267 million was comparable to 2009. Excluding the negative impact currency, underlying operating profit increased due to higher volumes.

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

South America

	% Change from Prior Year
	2010	2009
Sales
Volume	8%	(10)%
Price/Mix/Other	3%	5%
Cost pass-through	—%	1%
Currency	9%	(9)%

Total sales change	20%	(13)%

Praxair’s South American industrial gases operations are conducted by its subsidiary, White Martins Gases Industriais Ltda. (White Martins), the largest industrial gases company in Brazil. White Martins also manages Praxair’s operations in Argentina, Bolivia, Chile, Colombia, Paraguay, Peru, Uruguay and Venezuela.

Sales in 2010 increased $325 million, or 20% versus 2009. Excluding currency effects, underlying sales grew 11% due to higher sales to metals and manufacturing customers and higher pricing.

Operating profit in 2010 increased $104 million, or 30% versus 2009. Operating profit included currency related net losses of $3 million and $13 million, in 2010 and 2009, respectively which primarily pertained to net income hedges (see Note 12 to the consolidated financial statements). Excluding the impact of currency and net income hedges, underlying operating profit grew 19% as a result of higher volumes and higher pricing. Operating profit for 2010 included a benefit from a decision to settle certain disputes under a special amnesty program recently enacted by the State of Rio de Janeiro, which was largely offset by charges in connection with a non-core service business restructuring.

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

Asia

	% Change from Prior Year
	2010	2009
Sales
Volume	22%	2%
Price/Mix/Other	(1)%	(2)%
Cost pass-through	6%	2%
Currency	4%	(6)%
Equipment sale	(3)%	3%

Total sales change	28%	(1)%

The Asia segment includes Praxair’s industrial gases operations in China, India, Korea and Thailand, with smaller operations in Japan, Malaysia and Taiwan.

Sales for 2010 increased $248 million, or 28% versus 2009. Excluding currency and cost pass-through effects, and an equipment sale in the prior year, sales increased 21% versus 2009. The underlying increase was driven by strong growth in on-site and merchant gas volumes in China, India and Korea due to large plant start-ups and higher sales to the electronics, metals and manufacturing end-markets. Cost pass-through, primarily higher precious metals prices used in electronic materials, increased sales by $55 million, or 6%, with a minimal impact on operating profit.

Operating profit for 2010 increased $28 million, or 20% versus the respective 2009 periods, due primarily to higher volumes.

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

Operating profit for 2009 decreased $11 million, or 7% versus the respective 2008 periods, primarily as the result of currency depreciation.

Surface Technologies

	% Change from Prior Year
	2010	2009
Sales
Volume/Price	3%	(14)%
Currency	(1)%	(4)%
Acquisitions	8%	8%

Total sales change	10%	(10)%

Surface technologies provides high-performance coatings and thermal-spray powders and equipment in the U.S. and Europe, with smaller operations in Asia and Brazil.

Sales for 2010 increased $51 million, or 10% versus 2009. The acquisition of Sermatech in 2009 contributed 8% to year-over-year sales growth. Underlying sales increased 3% driven by higher jet engine and industrial coatings volumes.

Operating profit increased $3 million, or 4%, versus 2009 periods driven by higher volumes partially offset by the negative impact of currency, a pension settlement charge and restructuring costs.

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

To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

Currency	Percent of 2010 Consolidated Sales (a)	Statements of Income			Balance Sheets
		Average Year Ended December 31,			December 31,

		2010	2009	2008	2010	2009
Brazil real	17%	1.76	2.00	1.80	1.67	1.74
Euro	15%	0.75	0.72	0.67	0.76	0.69
Canada dollar	8%	1.04	1.15	1.04	1.00	1.05
Mexico peso	6%	12.69	13.61	10.89	12.38	13.03
China yuan	4%	6.78	6.83	6.96	6.62	6.83
India rupee	2%	45.95	48.62	42.80	45.10	46.68
Korea won	2%	1,163	1,287	1,056	1,137	1,170
Singapore dollar	2%	1.37	1.46	1.41	1.30	1.40
Argentina peso	1%	3.91	3.73	3.16	3.98	3.80
Colombia peso	1%	1,897	2,155	1,947	1,914	2,044
Taiwan dollar	1%	31.69	33.10	31.45	29.42	32.29
Thailand bhat	1%	31.92	34.44	32.54	30.12	33.36
Venezuela bolivar (b)	<1%	4.30	2.15	2.15	4.30	2.15

a)	Certain Surface technologies segment sales are included in European, Indian and Brazilian sales.

b)	Effective January 8, 2010, the Venezuelan government announced a devaluation of the Venezuelan bolivar to 4.30 (see Note 2 to the consolidated financial statements).

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

(Millions of dollars)
Year Ended December 31,	2010	2009	2008
Net Cash Provided by (Used for)

Operating Activities
Net income – Praxair, Inc. plus depreciation and amortization (a)	$2,120	$2,100	$2,061
Noncontrolling interests	39	43	45

Net income plus depreciation and amortization (including noncontrolling interests)	2,159	2,143	2,106
Adjustments to reconcile net income to net cash provided by operating activities:
Brazil tax amnesty program and other charges, net of payments (b)	80	234	149
Working capital	16	(58)	63
Spanish income tax settlement (a) (b)	(231)	—	—
Pension contributions	(124)	(128)	(20)
Other – net	5	(23)	(260)

Total provided by operating activities	$1,905	$2,168	$2,038

Investing Activities
Capital expenditures	$(1,388)	$(1,352)	$(1,611)
Acquisitions, net of cash acquired	(148)	(131)	(130)
Divestitures and asset sales	52	31	54

Total used for investing	$(1,484)	$(1,452)	$(1,687)

Financing Activities
Debt increases (reductions) – net	$490	$(62)	$987
Issuances (purchases) of common stock – net	(404)	(141)	(892)
Cash dividends – Praxair, Inc. shareholders	(551)	(491)	(468)
Excess tax benefit on stock option exercises	51	23	54
Noncontrolling interest transactions and other	(5)	(40)	(14)

Total used for financing	$(419)	$(711)	$(333)

Other Financial Data (c)
Debt-to-capital ratio	47.5%	47.2%	53.8%
After-tax return on capital	14.4%	13.8%	15.3%

(a)	The total payments related to the Spanish income tax settlement in the fourth quarter 2010 were $481 million and are shown in the consolidated statement of cash flows as follows:

Net income – Praxair, Inc. plus depreciation and amortization	$(250)
Spanish income tax settlement – payment of previously recorded expense	(231)

Net operating cash flow impact	$(481)

(b)	See Note 2 to the consolidated financial statements.

(c)	Non-GAAP measures. See the “Non-GAAP Financial Measures” section for definitions and reconciliations to reported amounts.

For the full year, cash flow from operations was $1,905 million, including the Spanish income tax settlement payment of $481 million. Capital expenditures were $1,388 million. Acquisition expenditures were $148 million, related primarily to the acquisition of an ownership interest in industrial gas businesses in the Middle East. The company paid $551 million of dividends and repurchased $404 million of stock, net of issuances. In addition, debt increased by approximately $500 million.

Cash Flows From Operations

*	Includes Spanish income tax settlement payment of $481 million.

2010 compared with 2009

Cash flow from operations decreased $263 million to $1,905 million from $2,168 million in 2009. The decrease was due primarily to the Spanish income tax settlement payment partially offset by higher net income – Praxair, Inc., and benefits from working capital changes.

2009 compared with 2008

Cash flow from operations increased $130 million to $2,168 million from $2,038 million in 2008. The increase was primarily due to higher net income – Praxair, Inc., adjusted for the non-cash portion of the Brazil tax amnesty program and other charges, and lower tax payments in 2009 partially offset by increased pension contributions and working capital changes.

Investing

2010 compared with 2009

Net cash used for investing activities of $1,484 million in 2010 increased $32 million versus 2009 primarily due to increased capital expenditures and acquisitions.

Capital expenditures in 2010 were $1,388 million, an increase of $36 million from 2009. Capital expenditures during 2010 related largely to new production plants under contract for customers in North and South America, China and India.

Acquisition expenditures in 2010 were $148 million, an increase of $17 million from 2009. 2010 included the acquisition of 49% ownership interest in the ROC group’s Kuwait and Qatar operations. An additional cash outlay of $70 million is anticipated during the first half of 2011 to complete the transaction. 2009 included the acquisition of Sermatech, a global supplier of protective coatings and advanced processes with operations in the U.S., Canada, United Kingdom, Germany and South Korea, and several small acquisitions, primarily related to North American packaged gas distributors (see Note 3 to the consolidated financial statements).

Divestitures and asset sales in 2010 totaled $52 million, an increase of $21 million from 2009.

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

The company believes that it has sufficient operating flexibility, cash reserves, and funding sources to maintain adequate amounts of liquidity to meet its business needs around the world. At December 31, 2010, the company’s credit ratings as reported by Standard & Poor’s and Moody’s were A-1 and P-1 for short-term debt, respectively, and A and A-2 for long-term debt, respectively. Additionally, the company plans to maintain its undistributed earnings of foreign subsidiaries to support foreign growth opportunities and reduce local debt.

On January 4, 2010, Praxair entered into an interest-rate swap agreement related to the $400 million 1.75% Notes due 2012 which effectively converted fixed-rate interest to floating-rate interest. In October 2010, Praxair settled this interest-rate swap agreement and received a cash payment of $16 million.

On January 14, 2010, Praxair issued $500 million of 2.125% Notes due 2013 and concurrently entered into an interest-rate swap agreement which effectively converted fixed-rate interest to floating-rate interest. In addition, during 2010, Praxair also borrowed $368 million under its $400-million revolving multi-currency credit facility in Europe. The proceeds of these borrowings were used to repay short-term debt and for general corporate purposes.

Note 11 to the consolidated financial statements includes information with respect to the company’s debt refinancing in 2010, current debt position and available credit facilities; and Note 12 includes information relating to derivative financial instruments. Such credit facilities are with major financial institutions and are non-cancellable until maturity. Therefore, the company believes the risk of the financial institutions being unable to make required loans under the credit facilities, if requested, to be low. Praxair’s major bank credit and long-term debt agreements contain standard financial covenants which the company is in compliance with at December 31, 2010 and expects to remain in compliance with for the foreseeable future. The company intends to secure a new credit facility to replace the $1,000 million Senior Unsecured credit facility that is set to expire in December 2011.

Cash used for financing activities was $419 million in 2010 compared to $711 million in 2009. This decrease was primarily due to higher net debt issuances in 2010 partially offset by higher stock repurchases net of issuances. Cash dividends of $551 million increased $60 million from the year ago period.

On July 28, 2010, the company announced that the company’s board of directors approved a new $1.5 billion share repurchase program authorizing the company to repurchase shares from time to time on the open market or through negotiated transactions, subject to market and business conditions. As of December 31, 2010, $456 million of stock repurchases had been completed under the program, leaving an additional $1,044 million remaining authorized for purchase. The Company completed the purchase of its common stock pursuant to the previously approved $1 billion 2008 share repurchase program during the third quarter of 2010. Year to date repurchases under the 2008 share repurchase program were $142 million.

At December 31, 2010, Praxair’s total debt outstanding was $5,557 million, $502 million higher than $5,055 million at December 31, 2009. The proceeds from debt issuances and credit facility borrowings during 2010 were used primarily to repay short-term debt obligations and for general corporate purposes. The December 31, 2010 debt balance includes $4,923 million in public securities and $634 million representing primarily worldwide bank borrowings. Praxair’s global effective borrowing rate was approximately 3.6% for 2010.

Other Financial Data

Praxair’s debt-to-capital ratio was 47.5% at December 31, 2010 versus 47.2% at December 31, 2009. The slight increase is attributed to higher debt levels offset by an increase in shareholders’ equity.

After-tax return on capital increased to 14.4% at December 31, 2010 versus 2009 due primarily to the increase in net operating profit after tax partially offset by an increase in average capital year over year.

See the “Non-GAAP Financial Measures” section for definitions and reconciliation of these non-GAAP measures to reported amounts.

CONTRACTUAL OBLIGATIONS

The following table sets forth Praxair’s material contract obligations and other commercial commitments as of December 31, 2010:

(Millions of dollars)	Due or expiring by December 31,
	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt obligations:
Debt and capitalized lease maturities	$32	$1,302	$899	$701	$923	$1,330	$5,187
Contractual interest	197	170	143	124	81	137	852
Operating leases	94	76	62	53	42	48	375
Retirement obligations	154	34	35	35	35	163	456
Unconditional purchase obligations	515	340	250	240	181	1,425	2,951
Construction commitments	673	244	21	—	—	—	938

Total Contractual Obligations	$1,665	$2,166	$1,410	$1,153	$1,262	$3,103	$10,759

Long-term debt and capitalized lease maturities of $ 5,187 million are more fully described in Note 11 to the consolidated financial statements and are included on the company’s balance sheet as long-term liabilities and current portion of long-term debt.

Contractual interest on long-term debt of $852 million represents interest the company is contracted to pay on outstanding long-term debt, current portion of long-term debt and capital lease obligations, calculated on a basis consistent with planned debt maturities, excluding the interest impact of interest rate swaps. At December 31, 2010, Praxair had fixed-rate debt of $3,834 million and floating-rate debt of $1,723 million. The rate assumed for floating-rate debt was the rate in effect at December 31, 2010.

Obligations under operating leases of $375 million represent non-cancelable contractual obligations primarily for manufacturing and distribution equipment and office space. See Note 4 to the consolidated financial statements for further details.

Retirement obligations of $456 million include estimates of pension plan contributions and expected future benefit payments for unfunded pension and postretirement benefits other than pensions (OPEB). Pension plan contributions are forecast through 2011 only. For purposes of the table, $120 million of contributions have been included for 2011 based on the range of $70 million to $120 million. Expected future unfunded pension and OPEB benefit payments are forecast through 2020. Contribution and unfunded benefit payment estimates are based upon current valuation assumptions. Estimates of pension contributions after 2011 and unfunded benefit payments after 2020 are not included in the table because the timing of their resolution cannot be estimated. Retirement obligations are more fully described in Note 16 to the consolidated financial statements.

Unconditional purchase obligations of $2,951 million represent contractual commitments under various long and short-term take-or-pay arrangements with suppliers. These obligations are primarily minimum-purchase commitments for helium, electricity, natural gas and feedstock used to produce atmospheric and process gases. During 2010, payments under these contracts totaled $1,016 million, including $526 million for electricity and $225 million for natural gas. A significant portion of these obligations is passed on to customers through similar take-or-pay contractual arrangements. Purchase obligations that are not passed along to customers do not represent a significant risk to Praxair.

Construction commitments of $938 million represent outstanding commitments to complete authorized construction projects as of December 31, 2010. A significant portion of Praxair’s capital spending is related to the construction of new production facilities to satisfy customer commitments which may take a year or more to complete.

Liabilities for uncertain tax positions totaling $77 million, including interest and penalties, are not included in the table because the timing of their resolution cannot be estimated. See Note 5 to the consolidated financial statements for disclosures surrounding uncertain income tax positions.

OFF-BALANCE SHEET ARRANGEMENTS

As discussed in Note 17 to the consolidated financial statements, at December 31, 2010, Praxair had entered into various guarantees and other arrangements, and had undrawn outstanding letters of credit from financial institutions. These arrangements were entered into in connection with normal business operations and they are not reasonably likely to have a material impact on Praxair’s consolidated financial condition, results of operations, or liquidity.

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

Depreciable Lives of Property, Plant and Equipment

Praxair’s net property, plant and equipment at December 31, 2010 was $9,532 million, representing 62% of the company’s consolidated total assets. Depreciation expense for the year ended December 31, 2010 was $904 million, or 11% of total operating costs. Management judgment is required in the determination of the estimated depreciable lives that are used to calculate the annual depreciation expense and accumulated depreciation.

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

Based upon the assets as of December 31, 2010, if depreciable lives of machinery and equipment, on average, were increased or decreased by one year, annual depreciation expense would be decreased by approximately $42 million or increased by approximately $47 million, respectively.

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

The weighted-average expected long-term rates of return on pension plan assets were 8.25% for U.S. plans and 8.60% for international plans for the year ended December 31, 2010 (8.25% and 9.10%, respectively, at December 31, 2009). These rates are determined annually by management based on a weighted average of current and historical market trends, historical and expected portfolio performance and the current and expected portfolio mix of investments. A 0.50% change in these expected long-term rates of return, with all other variables held constant, would change Praxair’s pension expense by approximately $8 million.

The company has consistently used a market-related value of assets rather than the fair value at the measurement date to determine annual pension expense. The market-related value recognizes investment gains or losses over a five-year period. As a result, changes in the fair value of assets from year to year are not immediately reflected in the company’s annual pension expense. Instead, annual pension expense in future periods will be impacted as deferred investment gains or losses are recognized in the market-related value of assets over the five-year period. The consolidated market-related value of assets was $1,779 million, or $128 million higher than the fair value of assets of $1,651 million at December 31, 2010. These net deferred investment losses of $128 million will be recognized in the calculation of the market-related value of assets ratably over the next four years and will impact future pension expense. Future actual investment gains or losses will impact the market-related value of assets and, therefore, will impact future annual pension expense in a similar manner.

The weighted-average discount rates for pension plan liabilities were 5.40% for U.S. plans and 7.40% for international plans at December 31, 2010 (5.90% and 7.70%, respectively, at December 31, 2009). These rates are used to calculate the present value of plan liabilities and are determined annually by management. The discount rate for the U.S. plan is established utilizing a bond matching model provided by the company’s independent actuaries. The portfolio of bonds includes only corporate bonds graded AA by Moody’s or Standard & Poor’s and matches the U.S. plan’s projected cash flows to the spot rates and calculates the single equivalent discount rate which produces the same present value. The discount rates for the remaining international plans are based on market yields for high-quality fixed income investments representing the approximate duration of the pension liabilities on the measurement date. A 0.50% increase/decrease in discount rates, with all other variables held constant, would decrease/increase Praxair’s pension expense by approximately $13 million and would impact the projected benefit obligation (PBO) by approximately $132 million.

The weighted-average expected rate of compensation increase was 3.25% for U.S. plans and 3.90% for international plans at December 31, 2010 (3.50% and 3.90%, respectively, at December 31, 2009). The estimated annual compensation increase is determined by management every year and is based on historical trends and market indices. A 0.50% change in the expected rate of compensation increase, with all other variables held constant, would change Praxair’s pension expense by approximately $6 million and would impact the PBO by approximately $19 million.

Asset Impairments

Goodwill

At December 31, 2010, the company had goodwill of $ 2,066 million, which represents the aggregate of the excess purchase price for acquired businesses over the fair value of the net assets acquired.

The company performs a goodwill impairment test annually in the second quarter or more frequently if events or circumstances indicate that an impairment loss may have been incurred, and no impairments were indicated. The company has continuously re-evaluated the likelihood of goodwill impairments in its reporting units subsequent to the second quarter test, and does not believe there is indication of impairment for any of its reporting units. At December 31, 2010, Praxair’s enterprise value was approximately $35 billion (outstanding shares multiplied by the year-end stock price plus debt, and without any control premium) while its total capital was $12 billion.

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

Income Taxes

At December 31, 2010, Praxair had deferred tax assets of $838 million (net of valuation allowances of $111 million), and deferred tax liabilities of $1,378 million. At December 31, 2010, uncertain tax positions totaled $153 million (see Notes 1 and 5 to the consolidated financial statements). Income tax expense was $768 million for the year ended December 31, 2010.

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

NON-GAAP FINANCIAL MEASURES

The company presents the following non-GAAP financial measures in the discussion of financial condition, results of operations and liquidity throughout the MD&A. These measures are intended to supplement investors’ understanding of the company’s financial information by providing information which investors, financial analysts and management use to help evaluate the company’s financial leverage, return on capital employed and operating performance. Special items which the company does not believe to be indicative of on-going business trends are excluded from these calculations so that investors can better evaluate and analyze historical and future business trends on a consistent basis. Definitions of these non-GAAP measures may not be comparable to similar definitions used by other companies and are not a substitute for similar GAAP measures.

The following are the non-GAAP measures presented in the Selected Financial Data (Item 6) or this MD&A:

(Dollar amounts in millions, except for per share data) Year ended December 31,	2010	2009	2008	2007	2006
After-tax return on capital	14.4%	13.8%	15.3%	15.3%	14.5%
Return on equity	26.4%	27.0%	26.8%	24.6%	23.1%
Debt-to-capital	47.5%	47.2%	53.8%	43.4%	39.9%

Adjusted Amounts – 2010, 2009 and 2008:
Operating profit	$2,167	$1,881	$2,077	$1,786	$1,519
As a percent of sales	21.4%	21.0%	19.2%	19.0%	18.2%
Effective tax rate	27.9%	27.6%	28.2%	26.0%	26.0%
Net income – Praxair, Inc.	$1,476	$1,247	$1,336	$1,177	$988
Diluted earnings per share	$4.74	$3.99	$4.20	$3.62	$3.00

After-tax Return on Capital (ROC)

After-tax return on capital is a measure used by investors, financial analysts and management to evaluate the return on capital employed in the business. ROC measures the after-tax operating profit that the company was able to generate with the investments made by all parties in the business (debt, noncontrolling interests and Praxair, Inc. shareholders’ equity).

(Dollar amounts in millions) Year Ended December 31,	2010	2009	2008	2007	2006
Adjusted operating profit (see below)	$2,167	$1,881	$2,077	$1,786	$1,519

Less: adjusted income taxes (see below)	(572)	(482)	(530)	(419)	(355)
Less: tax benefit on interest expense (a)	(33)	(37)	(56)	(45)	(41)
Add: income from equity investments	38	24	36	26	10

Net operating profit after-tax (NOPAT)	$1,600	$1,386	$1,527	$1,348	$1,133

Beginning capital	$10,703	$9,336	$9,655	$7,943	$7,551
First quarter ending capital	$11,134	$9,420	$10,127	$8,433	$7,740
Second quarter ending capital	$10,793	$10,053	$10,584	$8,784	$7,926
Third quarter ending capital	$11,407	$10,642	$10,142	$9,120	$7,877
Year-end ending capital	$11,702	$10,703	$9,336	$9,655	$7,943
Five-quarter average capital	$11,148	$10,031	$9,969	$8,787	$7,807

After-tax return on capital	14.4%	13.8%	15.3%	15.3%	14.5%

(a)	Tax benefit on interest expense is computed using the effective rate adjusted for non-recurring income tax benefits and charges. The effective tax rates used were as follows: 2010, 28%; 2009, 28%; 2008, 28%; 2007, 26%; and 2006, 26%.

Return on Praxair, Inc. Shareholders’ Equity (ROE)

Return on Praxair, Inc. shareholders’ equity is a measure used by investors, financial analysts and management to evaluate operating performance from a Praxair shareholder perspective. ROE measures the net income attributable to Praxair, Inc. that the company was able to generate with the money shareholders have invested.

(Dollar amounts in millions) Year Ended December 31,	2010	2009	2008	2007	2006
Adjusted net income – Praxair, Inc. (see below)	$1,476	$1,247	$1,336	$1,177	$988

Beginning Praxair, Inc. shareholders’ equity	$5,315	$4,009	$5,142	$4,554	$3,902
First quarter ending Praxair, Inc. shareholders’ equity	$5,398	$4,073	$5,209	$4,467	$4,125
Second quarter ending Praxair, Inc. shareholders’ equity	$5,452	$4,638	$5,671	$4,850	$4,269
Third quarter ending Praxair, Inc. shareholders’ equity	$5,991	$5,085	$4,891	$4,862	$4,494
Year-End ending Praxair, Inc. shareholders’ equity	$5,792	$5,315	$4,009	$5,142	$4,554
Five-quarter average Praxair, Inc. shareholders’ equity	$5,590	$4,624	$4,984	$4,775	$4,269

Return on Praxair, Inc. Shareholders’ Equity	26.4%	27.0%	26.8%	24.6%	23.1%

Debt-to-Capital Ratio

The debt-to-capital ratio is a measure used by investors, financial analysts and management to provide a measure of financial leverage and insights into how the company is financing its operations.

(Dollar amounts in millions)	2010	2009	2008	2007	2006
Year Ended December 31,
Total debt	$5,557	$5,055	$5,025	$4,192	$3,167

Equity
Praxair, Inc. shareholders’ equity	5,792	5,315	4,009	5,142	4,554
Noncontrolling interests	353	333	302	321	222

Total equity	6,145	5,648	4,311	5,463	4,776

Total capital	$11,702	$10,703	$9,336	$9,655	$7,943

Debt-to-capital ratio	47.5%	47.2%	53.8%	43.4%	39.9%

Adjusted Amounts

2010 amounts are adjusted for the impact of the: (i) Spanish income tax settlement, (ii) US homecare divestiture, (iii) repatriation tax benefit and (iv) Venezuela currency devaluation. 2009 amounts were adjusted for the Brazil tax amnesty program and other charges, and the 2008 amounts were adjusted for the impact of the cost reduction program and other charges. The company does not believe these items are indicative of on-going business trends and, accordingly, their impacts are excluded from the reported amounts so that investors can better evaluate and analyze historical and future business trends on a consistent basis. There were no special items in 2007 and 2006.

(Dollar amounts in millions, except per share data)	2010	2009	2008	2007	2006
Year Ended December 31,
Adjusted Operating Profit and Margin
Reported operating profit	$2,082	$1,575	$1,883	$1,786	$1,519
Add: US homecare divestiture	58	—	—	—	—
Add: Venezuela currency devaluation	27	—	—	—	—
Add: Brazil tax amnesty and other charges	—	306	—	—	—
Add: Cost reduction program and other charges	—	—	194	—	—

Total adjustments	85	306	194	—	—

Adjusted operating profit	$2,167	$1,881	$2,077	$1,786	$1,519

Reported percent change	32%	(16)%	5%	18%
Adjusted percent change	15%	(9)%	16%	18%
Reported sales	$10,116	$8,956	$10,796	$9,402	$8,324
Reported operating profit margin	20.6%	17.6%	17.4%	19.0%	18.2%
Adjusted operating profit margin	21.4%	21.0%	19.2%	19.0%	18.2%

Adjusted Income Taxes and Effective Tax Rate
Reported income taxes	$768	$169	$465	$419	$355
Less: Spanish income tax settlement	(250)	—	—	—	—
Add: US homecare divestiture	18	—	—	—	—
Add: Repatriation tax benefit	35	—	—	—	—
Add: Venezuela currency devaluation	1	—	—	—	—
Add: Brazil tax amnesty and other charges	—	313	—	—	—
Add: Cost reduction program and other charges	—	—	65	—	—

Total adjustments	(196)	313	65	—	—

Adjusted income taxes	$572	$482	$530	$419	$355

Reported income before income taxes and equity investments	$1,964	$1,442	$1,685	$1,613	$1,364
Add: US homecare divestiture	58	—	—	—	—
Add: Venezuela currency devaluation	27	—	—	—	—
Add: Brazil tax amnesty and other charges	—	306	—	—	—
Add: Cost reduction program and other charges	—	—	194	—	—

Total adjustments	85	306	194	—	—

Adjusted income before income taxes and equity investments	$2,049	$1,748	$1,879	$1,613	$1,364

Adjusted effective tax rate	27.9%	27.6%	28.2%	26.0%	26.0%

Adjusted Net Income – Praxair, Inc.
Reported net income – Praxair, Inc.	$1,195	$1,254	$1,211	$1,177	$988
Add: Spanish tax settlement	250	—	—	—	—
Add: US homecare divestiture	40	—	—	—	—
Less: Repatriation tax benefit	(35)	—	—	—	—
Add: Venezuela currency devaluation	26	—	—	—	—
Less: Brazil tax amnesty and other charges	—	(7)	—	—	—
Add: Cost reduction program and other charges	—	—	125	—	—

Total adjustments	281	(7)	125	—	—

Adjusted net income – Praxair, Inc.	$1,476	$1,247	$1,336	$1,177	$988

Reported percent change	(5)%	4%	3%	19%
Adjusted percent change	18%	(7)%	14%	19%

(Dollar amounts in millions, except per share data)	2010	2009	2008	2007	2006
Year Ended December 31,
Adjusted Diluted Earnings Per Share
Reported diluted earnings per share	$3.84	$4.01	$3.80	$3.62	$3.00
Add: Spanish income tax settlement	0.80	—	—	—	—
Add: US homecare divestiture	0.13	—	—	—	—
Less: Repatriation tax benefit	(0.11)	—	—	—	—
Add: Venezuela currency devaluation	0.08	—	—	—	—
Less: Brazil tax amnesty program and other charges	—	(0.02)	—	—
Add: Cost reduction program and other charges	—	—	0.40	—	—

Total adjustments	0.90	(0.02)	0.40	—	—

Adjusted diluted earnings per share	$4.74	$3.99	$4.20	$3.62	$3.00

Reported percent change	(4)%	6%	5%	21%
Adjusted percent change	19%	(5)%	16%	21%

2011 Diluted Earnings Per Share Outlook
	Low End	High End
2011 diluted EPS guidance	$5.25	$5.40
2010 adjusted diluted EPS	$4.74	$4.74
Percentage change from 2010	11%	14%

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

The following discussion presents the sensitivity of the market value, earnings and cash flows of Praxair’s financial instruments to hypothetical changes in interest and exchange rates assuming these changes occurred at December 31, 2010. The range of changes chosen for these discussions reflects Praxair’s view of changes which are reasonably possible over a one-year period. Market values represent the present values of projected future cash flows based on interest rate and exchange rate assumptions.

Interest Rate and Debt Sensitivity Analysis

At December 31, 2010, Praxair had debt totaling $5,557 million ($5,055 million at December 31, 2009). At December 31, 2010, there were two interest-rate swap agreements outstanding with notional amounts totaling $900 million that convert fixed-rate interest to variable-rate interest on the $500 million 2.125% notes due 2013 and the $400 million 3.25% notes that mature in 2015. At December 31, 2009, there was one interest-rate swap agreement outstanding that converts fixed-rate interest to variable-rate interest on the $400 million 3.25% notes that mature in 2015. When considered necessary, interest-rate swaps are entered into as hedges of underlying financial instruments to effectively change the characteristics of the interest rate without actually changing the underlying financial instrument. For fixed-rate instruments, interest-rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating-rate instruments, interest-rate changes generally do not affect the fair market value but impact future earnings and cash flows, assuming other factors are held constant.

At December 31, 2010, Praxair had fixed-rate debt of $3,834 million and floating-rate debt of $1,723 million, representing 69% and 31%, respectively, of total debt. At December 31, 2009, Praxair had fixed-rate debt of $3,793 million and floating-rate debt of $1,262 million, representing 75% and 25%, respectively, of total debt. Holding other variables constant (such as foreign exchange rates, swaps and debt levels), a one-percentage-point decrease in interest rates would increase the unrealized fair market value of the fixed-rate debt by approximately $191 million ($209 million in 2009). At December 31, 2010 and 2009, the after-tax earnings and cash flows impact for the subsequent year resulting from a one-percentage-point increase in interest rates would be approximately $12 million and $9 million, respectively, holding other variables constant.

Exchange Rate Sensitivity Analysis

Praxair’s exchange-rate exposures result primarily from its investments and ongoing operations in South America (primarily Brazil, Argentina, Colombia and Venezuela), Europe (primarily Italy, Spain and Germany), Canada, Mexico, Asia (primarily China, India, Korea and Thailand) and other business transactions such as the procurement of equipment from foreign sources. Among other techniques, Praxair utilizes foreign exchange forward contracts and options to hedge these exposures. At December 31, 2010, Praxair had $1,148 million notional amount ($1,289 million at December 31, 2009) of foreign exchange contracts of which $1,011 million ($1,161 million in 2009) were to hedge recorded balance-sheet exposures and $137 million ($128 million in 2009) were to hedge anticipated future net income. See Note 12 to the consolidated financial statements.

Holding other variables constant, if there were a 10% adverse change in foreign-currency exchange rates for the portfolio, the fair market value of foreign-currency contracts outstanding at December 31, 2010 and 2009 would decrease by approximately $3 million and $9 million, respectively, which would be largely offset by an offsetting gain or loss on the foreign-currency fluctuation of the underlying exposure being hedged.

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has completed an integrated audit of Praxair’s 2010, 2009 and 2008 consolidated financial statements and of its internal control over financial reporting as of December 31, 2010 in accordance with the standards of the Public Company Accounting Oversight Board (United States) as stated in their report.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Praxair’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (often referred to as COSO). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2010.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued their opinion on the company’s internal control over financial reporting as of December 31, 2010 as stated in their report.

/S/ STEPHEN F. ANGEL	/S/ ELIZABETH T. HIRSCH
Stephen F. Angel Chairman, President and Chief Executive Officer	Elizabeth T. Hirsch Vice President and Controller

/S/ JAMES S. SAWYER James S. Sawyer Executive Vice President and Chief Financial Officer	Danbury, Connecticut February 23, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of Praxair, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, equity and cash flows present fairly, in all material respects, the financial position of Praxair, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, and on the company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the company changed the manner in which it accounts for noncontrolling interests in 2009.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers

Stamford, Connecticut

February 23, 2011

CONSOLIDATED STATEMENTS OF INCOME

PRAXAIR, INC. AND SUBSIDIARIES

(Dollar amounts in millions, except per share data)

Year Ended December 31,	2010	2009	2008
Sales	$10,116	$8,956	$10,796
Cost of sales, exclusive of depreciation and amortization	5,754	5,032	6,495
Selling, general and administrative	1,196	1,088	1,312
Depreciation and amortization	925	846	850
Research and development	79	74	97
Brazil tax amnesty program and other charges	85	306	194
Other income (expenses) – net	5	(35)	35

Operating Profit	2,082	1,575	1,883
Interest expense – net	118	133	198

Income Before Income Taxes and Equity Investments	1,964	1,442	1,685
Income taxes	768	169	465

Income Before Equity Investments	1,196	1,273	1,220
Income from equity investments	38	24	36

Net Income (Including Noncontrolling Interests)	1,234	1,297	1,256
Less: noncontrolling interests	(39)	(43)	(45)

Net Income – Praxair, Inc.	$1,195	$1,254	$1,211

Per Share Data – Praxair, Inc. Shareholders

Basic earnings per share	$3.90	$4.08	$3.87

Diluted earnings per share	$3.84	$4.01	$3.80

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	306,720	307,676	312,658
Diluted shares outstanding	311,395	312,382	318,302

The accompanying Notes on pages 52 to 92 are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

PRAXAIR, INC. AND SUBSIDIARIES

(Dollar amounts in millions)

December 31,	2010	2009
Assets
Cash and cash equivalents	$39	$45
Accounts receivable – net	1,664	1,579
Inventories	399	377
Prepaid and other current assets	276	222

Total Current Assets	2,378	2,223
Property, plant and equipment – net	9,532	8,990
Equity investments	564	435
Goodwill	2,066	2,070
Other intangible assets – net	132	142
Other long-term assets	602	457

Total Assets	$15,274	$14,317

Liabilities and Equity
Accounts payable	$830	$730
Short-term debt	370	227
Current portion of long-term debt	32	71
Accrued taxes	90	138
Other current liabilities	788	647

Total Current Liabilities	2,110	1,813
Long-term debt	5,155	4,757
Other long-term liabilities	953	1,377
Deferred credits	911	722

Total Liabilities	9,129	8,669

Commitments and contingencies (Note 17)

Praxair, Inc. Shareholders’ Equity:
Common stock $0.01 par value, authorized – 800,000,000 shares, issued 2010 – 382,623,071 shares and 2009 – 379,415,678 shares	4	4
Additional paid-in capital	3,702	3,473
Retained earnings	7,475	6,831
Accumulated other comprehensive income (loss)	(1,018)	(1,155)
Less: Treasury stock, at cost (2010 – 78,626,501 shares and
2009 – 72,938,074 shares)	(4,371)	(3,838)

Total Praxair, Inc. Shareholders’ Equity	5,792	5,315
Noncontrolling interests	353	333

Total Equity	6,145	5,648

Total Liabilities and Equity	$15,274	$14,317

The accompanying Notes on pages 52 to 92 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

PRAXAIR, INC. AND SUBSIDIARIES

(Millions of dollars)

Year Ended December 31,	2010	2009	2008
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income – Praxair, Inc.	$1,195	$1,254	$1,211
Noncontrolling interests	39	43	45

Net income (including noncontrolling interests)	$1,234	$1,297	$1,256

Adjustments to reconcile net income to net cash provided by operating activities:
Brazil tax amnesty program and other charges, net of payments (see Note 2)	80	234	149
Depreciation and amortization	925	846	850
Deferred income taxes	133	(221)	(23)
Share-based compensation	47	39	45
Non-cash charges and other	(15)	(12)	(42)
Working capital
Accounts receivable	(114)	39	119
Inventory	(26)	58	21
Prepaid and other current assets	(7)	23	(4)
Payables and accruals	163	(178)	(73)
Spanish income tax settlement (see Note 2)	(231)	—	—
Pension contributions	(124)	(128)	(20)
Long-term assets, liabilities and other	(160)	171	(240)

Net cash provided by operating activities	1,905	2,168	2,038

Investing
Capital expenditures	(1,388)	(1,352)	(1,611)
Acquisitions, net of cash acquired	(148)	(131)	(130)
Divestitures and asset sales	52	31	54

Net cash used for investing activities	(1,484)	(1,452)	(1,687)

Financing
Short-term debt borrowings (repayments) – net	115	(455)	(45)
Long-term debt borrowings	1,890	2,246	1,723
Long-term debt repayments	(1,515)	(1,853)	(691)
Issuances of common stock	183	95	185
Purchases of common stock	(587)	(236)	(1,077)
Cash dividends – Praxair, Inc. shareholders	(551)	(491)	(468)
Excess tax benefit on stock option exercises	51	23	54
Noncontrolling interest transactions and other	(5)	(40)	(14)

Net cash used for financing activities	(419)	(711)	(333)

Effect of exchange rate changes on cash and cash equivalents	(8)	8	(3)

Change in cash and cash equivalents	(6)	13	15
Cash and cash equivalents, beginning-of-period	45	32	17

Cash and cash equivalents, end-of-period	$39	$45	$32

Supplemental Data
Income taxes paid	$757	$254	$326
Interest paid	$185	$171	$223

The accompanying Notes on pages 52 to 92 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

PRAXAIR, INC. AND SUBSIDIARIES

(Dollar amounts in millions, except per share data, shares in thousands)

	Praxair, Inc. Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Note 7)	Treasury Stock		Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Activity	Shares	Amounts				Shares	Amounts
Balance, December 31, 2007	373,145	$4	$3,074	$5,325	$(672)	57,657	$(2,589)	$5,142	$321	$5,463
Net Income				1,211				1,211	45	1,256
Translation Adjustments					(871)			(871)	(8)	(879)
Derivative Instruments, net of less than $1 million taxes					(3)			(3)		(3)
Funded Status – retirement obligations, net of $119 million taxes					(222)			(222)		(222)

Comprehensive income								115	37	152
Dividends to noncontrolling interests								—	(25)	(25)
Purchases of noncontrolling interests								—	(15)	(15)
(Additions) to/sale of noncontrolling interests								—	(16)	(16)
Dividends to Praxair, Inc common stock ($1.50 per share)				(468)				(468)		(468)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	92		7					7		7
For employee savings and incentive plans	3,789		141			(910)	52	193		193
Purchases of common stock						13,418	(1,086)	(1,086)		(1,086)
Tax benefit from stock options			61					61		61
Share-based compensation			45					45		45

Balance, December 31, 2008	377,026	$4	$3,328	$6,068	$(1,768)	70,165	$(3,623)	$4,009	$302	$4,311
Net Income				1,254				1,254	43	1,297
Translation Adjustments					651			651	6	657
Derivative Instruments, net of $3 million taxes					7			7		7
Funded Status – retirement obligations, net of $43 million taxes					(45)			(45)		(45)

Comprehensive income								1,867	49	1,916
Dividends to noncontrolling interests								—	(24)	(24)
Purchases of noncontrolling interests			(3)					(3)	(10)	(13)
(Additions) to/sale of noncontrolling interests								—	16	16
Dividends to Praxair, Inc common stock ($1.60 per share)				(491)				(491)		(491)

	Praxair, Inc. Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Note 7)	Treasury Stock		Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Activity	Shares	Amounts				Shares	Amounts
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	95		7					7		7
For employee savings and incentive plans	2,295		75			(402)	24	99		99
Purchases of common stock						3,175	(239)	(239)		(239)
Tax benefit from stock options			27					27		27
Share-based compensation			39					39		39

Balance, December 31, 2009	379,416	$4	$3,473	$6,831	$(1,155)	72,938	$(3,838)	$5,315	$333	$5,648
Net Income				1,195				1,195	39	1,234
Translation Adjustments					129			129	(5)	124
Funded Status – retirement obligations, net of $19 million taxes					8			8		8

Comprehensive income								1,332	34	1,366
Dividends to noncontrolling interests								—	(22)	(22)
Purchases of noncontrolling interests			(1)					(1)	(1)	(2)
(Additions) to/sale of noncontrolling interests									9	9
Dividends to Praxair, Inc common stock ($1.80 per share)				(551)				(551)		(551)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	83		7					7		7
For employee savings and incentive plans	3,124		120			(1,190)	67	187		187
Purchases of common stock						6,879	(600)	(600)		(600)
Tax benefit from stock options			56					56		56
Share-based compensation			47					47		47

Balance, December 31, 2010	382,623	$4	$3,702	$7,475	$(1,018)	78,627	$(4,371)	$5,792	$353	$6,145

The accompanying Notes on pages 52 to 92 are an integral part of these financial statements

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

Equity investments generally consist of 20% to 50% owned operations where the company exercises significant influence, but does not have control. Operations less than 20% owned, where the company does not exercise significant influence, are generally carried at cost. Pre-tax income from equity investments that are partnerships or limited-liability corporations (LLC) is included in other income (expenses) – net with related taxes included in Income taxes. Partnership and LLC net assets are reported as Equity investments in the balance sheet. Equity investments are reviewed for impairment whenever events or circumstances reflect that an impairment loss may have incurred.

Changes in ownership interest that result either in consolidation or deconsolidation of an investment are recorded at fair value through earnings, including the retained ownership interest, while changes that do not result in either consolidation or deconsolidation of a subsidiary are treated as equity transactions.

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

Revenue Recognition – Revenue is recognized when: a firm sales agreement exists; product is shipped or services are provided to customers; and collectability of a fixed or determinable sales price is reasonably assured. Sales returns and allowances are not a normal practice in the industry and are not significant.

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

The company recognizes the changes in the fair value associated with currency contracts as follows: hedges of debt instruments are recorded in Interest expense - net and generally offset the underlying hedged items. Hedges of other balance-sheet exposures, commodity contracts, forecasted transactions, lease obligations, firm commitments and anticipated future net income are recognized in other income (expenses) – net and generally offset the underlying hedged items. Hedges of net investments in foreign subsidiaries are recognized in the cumulative translation adjustment component of accumulated other comprehensive income (loss) on the consolidated balance sheets to offset translation gains and losses associated with the hedged net investment. See Note 13 for required fair value disclosures.

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

Under the guidance for accounting for uncertainty in income taxes, the company can recognize the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit can be recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, the company accrues interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest and penalties are classified as income tax expense in the financial statements. See Note 5 for additional income tax disclosures.

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

Recently Issued Accounting Standards

Accounting Standards Implemented in 2010

The following standards were all effective for Praxair in 2010:

•

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses – This standard requires additional disclosures about financing receivables including rollforward schedules and other qualitative information. These disclosures are effective for Praxair in 2010 financial statements and its adoption did not have a significant impact on the consolidated financial statements. See Note 7 for the required disclosures.

•

Disclosures about Fair Value Measurements – The standard added new requirements for disclosures about transfers into and out of Levels 1 and 2 and clarified existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The portion of this standard related to these items was effective for Praxair in 2010 and its adoption did not have a significant impact on the consolidated financial statements. In addition, the standard added requirements for separate disclosures about the activity relating to Level 3 fair value measurements effective for Praxair on January 1, 2011. Praxair does not expect this requirement to have a significant impact on the consolidated financial statements.

•

Accounting for Transfers of Financial Assets – This standard changes the way entities account for securitizations. The new standard was effective for Praxair on January 1, 2010 and its adoption did not have a significant impact on the consolidated financial statements.

•

Consolidation of Variable Entities – In June 2009, the FASB issued authoritative guidance which changes the way entities account for special-purpose entities. The new standard was effective for Praxair on January 1, 2010 and its adoption did not have a significant impact on the consolidated financial statements.

Accounting Standards to Be Implemented

•

Multiple – Deliverable Revenue Arrangements – In October 2009, the FASB issued new guidance for arrangements with multiple deliverables. The new guidance modifies the criteria to be used to identify the separate deliverables in a multiple-element arrrangement and establishes a hierachy to determine the selling price for each deliverable. The selling price for each deliverable should be established based on vendor-specific or other third party evidence when available, or if such objective information is not available, the Company should use its best estimate of the selling price. Expanded disclosures are also required. For Praxair, the new guidance is effective beginning January 1, 2011, at which time the Company will apply the new guidance prospectively to new or materially modified arrangements. The adoption of this guidance is not expected to have a material impact on the consolidated financial statements.

Reclassifications – Certain prior years’ amounts have been reclassified to conform to the current year’s presentation. Such reclassifications relate primarily to the presentation of noncontrolling interests in the consolidated financial statements.

NOTE 2. BRAZIL TAX AMNESTY PROGRAM AND OTHER CHARGES

2010 Spanish Income Tax Settlement and Other Charges – Net

The year ended December 31, 2010 includes the following items which are recorded in the consolidated financial statements:

(Millions of dollars)	Operating Profit (Loss)	Income Tax Provision (Benefit)	Net Income (Loss)
Spanish income tax settlement	$—	$250	$(250)
US Homecare divestiture	(58)	(18)	(40)
Repatriation tax benefit	—	(35)	35
Venezuela currency devaluation	(27)	(1)	(26)

Total	$(85)	$196	$(281)

Spanish Income Tax Settlement

During the fourth quarter 2010, the Company’s Spanish subsidiaries settled various income tax disputes with the Spanish Government. As a result, Praxair recorded an income tax charge of $250 million representing the settlement amount in excess of previously recorded expenses. The settlement requires cash payments of approximately $500 million, $481 million of which was paid in the fourth quarter 2010. The remaining amounts are expected to be paid in 2011. This matter was previously disclosed as a contingency in Note 17. Also, see Note 5 relating to income taxes.

US Homecare Divestiture

During the fourth quarter 2010, the company announced its intent to sell the U.S. homecare portion of its North American healthcare business and recorded a pre-tax charge of $58 million ($40 million after-tax) representing an adjustment to estimated fair value representing the company’s best estimate of the cash proceeds that will be realized upon eventual sale or other disposition of the net assets of the business. There was no cash impact for 2010. On February 2, 2011, the company announced that it had entered into a definitive agreement for sale of the U.S. homecare business to Apria Healthcare Group Inc. The sale is expected to close in the first quarter of 2011.

Repatriation Tax Benefit

Also during the fourth quarter 2010, the company recognized an income tax benefit of $35 million related to the repatriation of highly-taxed foreign earnings. There was no cash impact for 2010. See Note 5 for additional disclosures relating to foreign tax credit carryforwards and related valuation allowances.

Venezuela Currency Devaluation

On January 8, 2010, Venezuela announced a devaluation of the Venezuelan Bolivar and created a two tier exchange rate system. Effective January 1, 2011, the two tier rate system was eliminated and a single exchange rate of 4.3 (implying 50% devaluation) is now required for all transactions, including Praxair’s operations. In the first quarter 2010, Praxair recorded a $27 million charge ($26 million after-tax) due primarily to the remeasurement of the local Venezuelan balance sheet to reflect the new official 4.3 exchange rate. The company does not expect the impact of the devaluation on future results of operations to be significant.

Classification in the consolidated financial statements

The pre-tax impact of $85 million is shown as a separate line item on the consolidated statements of income; the income tax impact of $196 million is reflected in income taxes. In the consolidated balance sheets, asset write-downs are recorded as a reduction to the carrying value of the related assets and unpaid amounts are recorded as short-term or long-term liabilities. In the consolidated statement of cash flows, the $481 million cash payment related to the Spanish income tax settlement is shown as follows: $250 million as a charge to net income – Praxair, Inc. and $231 million in a separate line item called Spanish income tax settlement. The pre-tax impact of the other matters is shown as an adjustment to reconcile net income to net cash provided by operating activities. In Note 18, Praxair excluded these items in its management definition of segment operating profit; a reconciliation of segments operating profit to consolidated operating profit is shown within the operating profit table.

2009 Brazil Tax Amnesty Program and Other Charges

In the third quarter 2009, Praxair recorded a net after-tax benefit of $7 million related primarily to a Federal tax amnesty program in Brazil (referred to as “Refis Program”). The net benefit has been recorded in the consolidated financial statements as follows:

(Millions of dollars)	Operating Profit (Loss)	Income Tax Provision (Benefit)	Net Income (Loss)
Brazil Refis Program, NOL and other Brazilian governmental related matters	$(282)	$(329)	$47
Other charges	(24)	16	(40)

Total	$(306)	$(313)	$7

Brazil Refis Program, NOL and Other Brazilian Governmental Related Matters

On May 28, 2009, the Brazilian government published Law 11941/2009 (“Refis Program”) instituting a new voluntary amnesty program which allowed Brazilian companies to settle certain Federal tax disputes at reduced amounts. Also, the Refis Program allowed existing net operating loss carryforwards (NOLs) to be used to satisfy a portion of the settlement obligation. During the 2009 third quarter, Praxair completed an evaluation of its existing Federal tax disputes eligible for settlement under the Refis Program and determined that it was economically beneficial to settle numerous Federal tax disputes, most of which were related to non income-tax matters.

As a result of these tax settlements and certain other charges related to government receivables and a state tax matter (referred to as “Brazilian governmental related matters”), Praxair recorded pre-tax charges to operating profit of $282 million and an after-tax benefit of $47 million. The $329 million tax benefit is related to the reversal of valuation allowances on NOL deferred tax assets of $255 million (see Note 5) and current tax benefits related primarily to deductions for interest and Brazilian government related matters totaling $74 million.

The Refis Program required a cash outlay of $34 million in the 2009 fourth quarter and is expected to require up to an additional $60 million of cash payments in the next twelve months depending on timing of the Brazilian government consolidation process (See Note 17).

Other Charges

Additionally, a pre-tax charge of $24 million ($16 million after-tax) was recorded in Brazil related to a business restructuring of the natural gas cylinder business to reflect continued demand downturns primarily due to government disincentives against conversions to natural gas powered vehicles. Praxair also recorded a charge of $24 million to income taxes relating to an entity reorganization and other developments in North America and Europe.

Classification in the consolidated financial statements

The pre-tax charges of $306 million are shown as a separate line item on the consolidated statement of income and the tax benefit of $313 million is reflected in income taxes. Unpaid amounts of $60 million are recorded as short-term liabilities in the consolidated balance sheets (See Note 7). On the consolidated statement of cash flows, the pre-tax impact of the Brazil tax amnesty program and other charges, net of cash payments, is shown as an adjustment to reconcile net income to net cash provided by operating activities. In Note 18, Praxair excluded these charges in its management definition of segment operating profit; a reconciliation of segments operating profit to consolidated operating profit is shown within the operating profit table.

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

Following is a summary of the charges by reportable segment. The pension settlement charge does not relate to any individual segment.

	Cost Reduction Program
(Millions of Dollars)	Severance Costs	Costs Associated with Exit or Disposal Activities	Total Cost Reduction Program	Other Charges	Total
North America	$25	$39	$64	$—	$64
Europe	14	2	16	—	16
South America	9	10	19	59	78
Asia	1	4	5	—	5
Surface technologies	6	8	14	—	14

	55	63	118	59	177
Pension settlement charge	—	—	—	17	17

Total	$55	$63	$118	$76	$194

Cost Reduction Program

The severance costs of $55 million are for the termination of approximately 1,675 employees; 1,260 related to cost reduction initiatives spread across all segments, and 415 related to exit or disposal activities. At December 31, 2010 all actions have been substantially completed.

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

(iv)	The Asia charges of $4 million are associated with capital project restructurings, and

(v)	The surface technologies charges of $8 million relate to decisions to sell three small businesses related to the company’s surface technologies business in Europe.

All of the actions described above have been substantially completed.

Other Charges

The other charges of $76 million consist of $59 million relating primarily to the impacts of recent developments related to ongoing social tax claims in Brazil and a pension settlement charge of $17 million for net unrecognized actuarial losses related to lump sum benefit payments made from the U.S. supplemental pension plan to a number of recently retired senior managers. The most significant of the Brazil charges are for a series of cases that originated during the 1990’s relating to VAT taxes in the state of Sao Paulo. Management has decided to voluntarily take advantage of a fourth quarter government program (referred to as “PPI/ICMS”) which allows companies to settle outstanding cases for a significantly reduced amount of interest, penalties and court fees rather than continue to challenge the assessment. Other charges resulted from management’s evaluation of a fourth quarter ruling and other developments.

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

The following table summarizes the activity related to the company’s cost reduction program and other charges during 2008, 2009 and 2010:

(Millions of dollars)	Cost Reduction Program
	Severance Costs	Costs associated with Exit or Disposal Activities	Total Cost Reduction Program	Other Charges	Total

Cost reduction program and other charges	$55	$63	$118	$76	$194
Less: Cash payments	(15)	—	(15)	(30)	(45)
Less: Non-cash asset write-offs	—	(55)	(55)	(40)	(95)
Foreign currency translation & other	2	(1)	1	—	1

Balance, December 31, 2008	$42	$7	$49	$6	$55
Less: Cash payments	(33)	(3)	(36)	(2)	(38)
Foreign currency translation & other	(1)	(3)	(4)	(4)	(8)

Balance, December 31, 2009	$8	$1	$9	$—	$9
Less: Cash payments	(4)	(1)	(5)	—	(5)
Foreign currency translation & other	(1)	—	(1)	—	(1)

Balance, December 31, 2010	$3	$—	$3	$—	$3

3. ACQUISITIONS

The results of operations of these businesses have been included in Praxair’s consolidated statements of income since their respective dates of acquisition.

In August 2010, Praxair and the members of the ROC group entered into definitive agreements for Praxair to acquire a 49% ownership interest in the ROC group’s existing industrial gases business operating in Kuwait, United Arab Emirates and Qatar. As of December 31, 2010, Praxair had acquired a 49% interest in the Kuwait and Qatar operations and included in the Europe segment. The acquisition of the 49% interest in the United Arab Emirates operations is expected to close in the first half of 2011. The 49% investments in Kuwait and Qatar are accounted for as equity investments in the consolidated financial statements. In addition, during the twelve months ended December 31, 2010, Praxair completed several small acquisitions, related primarily to North American packaged gas distributors. The aggregate purchase price for the acquisitions was $148 million.

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

Other acquisitions in 2010, 2009 and 2008 were not significant.

NOTE 4. LEASES

In the normal course of its business, Praxair enters into various leases as the lessee, primarily involving manufacturing and distribution equipment and office space. Total lease and rental expenses under operating leases were $111 million in 2010, $110 million in 2009 and $111 million in 2008. Capital leases are not significant and are included in property, plant and equipment – net. Related obligations are included in debt.

At December 31, 2010, minimum payments due under operating leases are as follows:

(Millions of dollars)
2011	$94
2012	76
2013	62
2014	53
2015	42
Thereafter	48

$375

The present value of these future lease payments under operating leases is approximately $317 million.

Praxair’s leases where it is the lessor are not significant.

NOTE 5. INCOME TAXES

Pre-tax income applicable to U.S. and foreign operations is as follows:

(Millions of dollars) Year Ended December 31,	2010	2009	2008

United States	$643	$577	$532
Foreign	1,321	865	1,153

Total income before income taxes	$1,964	$1,442	$1,685

The following is an analysis of the provision for income taxes:

(Millions of dollars) Year Ended December 31,	2010	2009	2008

Current tax expense
U.S. federal	$133	$108	$197
State and local	18	9	12
Foreign (a)	484	273	279

	635	390	488

Deferred tax expense
U.S. federal	70	68	(26)
State and local	(1)	9	(3)
Foreign (b)	64	(298)	6

	133	(221)	(23)

Total income taxes	$768	$169	$465

(a)	2010 includes Spain tax settlement of $250 million. See Note 2.

(b)	2010 includes $35 million repatriation tax benefit and 2009 includes ($255) million of NOL valuation allowance adjustments in Brazil. See Note 2.

An analysis of the difference between the provision for income taxes and the amount computed by applying the U.S. statutory income tax rate to pre-tax income follows:

(Dollar amounts in millions) Year Ended December 31,	2010		2009		2008
U.S. statutory income tax rate	$688	35.0%	$505	35.0%	$590	35.0%
State and local taxes – net of federal benefit	11	0.6%	12	0.8%	5	0.3%
U.S. tax credits and deductions (a)	(18)	(0.9)%	(10)	(0.7)%	(10)	(0.6)%
Foreign tax rate differentials (b)	(128)	(6.5)%	(135)	(9.3)%	(118)	(7.0)%
Brazil tax amnesty program and other charges (c)	—	—	(205)	(14.2)%	—	—
Spain tax settlement (d)	250	12.7%	—	—	—	—
Repatriation tax benefit (d)	(35)	(1.8)%	—	—	—	—
Other – net	—	—	2	0.1%	(2)	(0.1)%

Provision for income taxes	$768	39.1%	$169	11.7%	$465	27.6%

(a)	U.S. tax credits and deductions relate to research and experimentation tax credits, and manufacturing deductions.

(b)	Includes foreign tax rate differentials and various tax incentives primarily in Europe, Asia and South America. Other tax rate changes were not significant.

(c)	Relates to tax benefit associated with tax amnesty program and related valuation allowance adjustments in Brazil, and a charge related to entity reorganizations and other developments in North America and Europe. See Note 2.

(d)	Relates to the income tax settlement in Spain and the tax benefit related to the repatriation of foreign earnings. See Note 2.

Net deferred tax liabilities included in the consolidated balance sheet are comprised of the following:

(Millions of dollars) December 31,	2010	2009

Deferred tax liabilities
Fixed assets	$1,038	$921
Exchange gains	134	122
Goodwill	78	71
Other	128	84

	$1,378	$1,198

Deferred tax assets
Carryforwards	$379	$310
Benefit plans and related (a)	343	370
Exchange losses	10	8
Inventory	23	20
Accruals and other	194	159

	$949	$867
Less: Valuation allowances (b)	(111)	(37)

	$838	$830

Net deferred tax liabilities	$540	$368

Recorded in the consolidated balance sheets as:
Current deferred tax assets, net (Note 7)	$155	$133
Long-term deferred tax liabilities, net (Note 7)	695	501

	$540	$368

(a)	Includes deferred taxes of $263 million and $282 million in 2010 and 2009, respectively, related to pension/ OPEB funded status.

(b)	Summary of valuation allowances relating to deferred tax assets follows (millions of dollars):

	2010	2009	2008
Balance, January 1,	$(37)	$(245)	$(341)
Income tax (charge) benefit:
Brazil	(1)	255	—
U.S.	(66)	—	—
Other	(3)	5	—
Translation adjustments	—	(59)	67
Other, including write-offs	(4)	7	29

Balance, December 31,	$(111)	$(37)	$(245)

Praxair evaluates deferred tax assets quarterly to ensure that estimated future taxable income will be sufficient in character (e.g., capital gain versus ordinary income treatment), amount and timing to result in their recovery. After considering the positive and negative evidence, a valuation allowance is established when management determines that it is more likely than not (i.e., greater than 50% likelihood) that a deferred tax asset will not be realized to reduce the assets to their realizable value. Considerable judgment is required in establishing deferred tax valuation allowances. At December 31, 2010, Praxair had $379 million of deferred tax assets relating to net operating losses (“NOLs”) and tax credits and $111 million of valuation allowances. These deferred tax assets include $176 million relating to NOLs in Brazil (primarily one subsidiary) which never expire and have no valuation allowances and $107 million relating to U.S. foreign tax credits which expire in 2020 and have a $66 million valuation allowance. The utilization of the U.S. foreign tax credits is dependent on many factors including U.S. interest expense, future U.S. investment, foreign sales and earnings growth, foreign currency exchange rates, and acquisitions and dispositions. Management’s assessment and judgment are highly dependent on these variables and any significant changes to any one of them can significantly impact the amount of foreign tax credit utilization over the ten year carryforward period.

The remaining $96 million of NOLs and other carryforwards ($67 million in U.S. and $29 million foreign) which expire through 2030 have valuation allowances totaling $45 million. The remaining valuation allowances relate to certain foreign and U.S. state NOLs and are required because management has determined, based on financial projections and available tax strategies, that it is unlikely that the NOLs will be utilized before they expire. If events or circumstances change, valuation allowances are adjusted at that time resulting in an income tax benefit or charge.

The 2009 changes in deferred tax asset valuation allowances are primarily related to the 2009 Brazil tax amnesty program referred to as “Refis Program” (see Note 2). Prior to the 2009 Refis Program, based on income projections and available tax strategies, management had consistently determined that is unlikely that any of the Brazil NOLs would be utilized in the foreseeable future and, accordingly, had recorded full valuation allowances relating to such NOL carryforwards ($211 million at December 31, 2008). During 2009, the Refis Program allowed the company’s Brazilian subsidiaries to use NOLs to satisfy a portion of the Refis settlement obligation and, accordingly, $173 million of existing deferred tax assets were realized. Additionally, due to future impacts of the Refis Program, income projections now indicate that it is more likely than not (i.e., greater than 50% likelihood) that the remaining deferred tax assets related to Brazil NOLs will be realized in the foreseeable future. Accordingly, $82 million of remaining valuation allowances relating to Brazil NOLs were adjusted.

A provision has not been made for additional U.S. Federal or foreign taxes at December 31, 2010 on $5.9 billion of undistributed earnings of foreign subsidiaries because Praxair intends to reinvest these funds indefinitely to support foreign growth opportunities. It is not practicable to estimate the unrecognized deferred tax liability on these undistributed earnings. These earnings could become subject to additional tax if they are remitted as dividends, loaned to Praxair, or upon sale of the subsidiary’s stock.

Uncertain Tax Positions

Unrecognized income tax benefits represent income tax positions taken on income tax returns but not yet recognized in the consolidated financial statements. The company has unrecognized income tax benefits totaling $153 million and $372 million as of December 31, 2010 and December 31, 2009, respectively. Of these amounts, the company has recorded $60 million and $249 million of liabilities related to uncertain tax positions as of December 31, 2010, and 2009, respectively which are primarily recorded as other long-term liabilities in the consolidated balance sheets (see Note 7). If recognized, essentially all of the unrecognized tax benefits and related interest and penalties would be recorded as a benefit to income tax expense on the consolidated statement of income.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Millions of dollars)	2010	2009	2008
Unrecognized income tax benefits, January 1	$372	$312	$289
Additions for tax positions of prior years	2	13	33
Reductions for tax positions of prior years	(12)	(40)	(11)
Additions for current year tax positions (a)	14	105	30
Reductions for settlements with taxing authorities (b)	(206)	(9)	(11)
Reductions as a result of a lapse of an applicable statute of limitations	(8)	(22)	(2)
Foreign currency translation	(9)	13	(16)

Unrecognized income tax benefits, December 31	$153	$372	$312

(a)	Additions in 2009 are primarily related to uncertain tax positions associated with the Brazil Tax Amnesty Program.
(b)	Settlements are uncertain tax positions that were effectively settled with the taxing authorities, including positions where the company has agreed to amend its tax returns to eliminate the uncertainty. 2010 settlement amount primarily relates to the Spain tax settlement. See Note 2 .

Expenses for interest and penalties on tax reserves of $11 million, $18 million and $21 million were recognized for the years ended December 31, 2010, 2009 and 2008, respectively and were classified as income tax expense in the consolidated statement of income. In 2009, $13 million of interest was incurred related to income tax matters settled under the Brazil Tax Amnesty Program. The company had $17 million and $77 million of accrued interest and penalties as of December 31, 2010 and December 31, 2009, respectively which were recorded in other long-term liabilities in the consolidated balance sheets (see Note 7).

As of December 31, 2010, the company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major Tax Jurisdictions	Open Years
North America
United States	2007 through 2010
Canada	2000 through 2010
Mexico	2005 through 2010

Europe
Germany	2004 through 2010
Italy	2006 through 2010
Spain	2006 through 2010

South America
Brazil	1998 through 2010

Asia
China	2010
India	2004 through 2010
Korea	2004 through 2010
Thailand	2004 through 2010

The company is currently under audit in a number of tax jurisdictions including the United States, Canada and Mexico. As a result, it is reasonably possible that some of these audits will conclude or reach the stage where a change in unrecognized income tax benefits may occur within the next twelve months. At that time, the Company will record any adjustment to income tax expense as required. At this time, quantification of the estimated range of adjustment cannot be made. During 2010, the Company’s Spanish subsidiaries settled various income tax disputes with the Spanish government related to prior years and recorded changes to its uncertain tax positions, resulting in an income tax charge of $250 million, which includes $121 million of penalty, interest and tax surcharges (see Note 2). During 2009 and 2008, the Company settled a number of audits including the 2005 and 2006 tax years in the United States resulting in an immaterial adjustment to the consolidated financial statements.

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

NOTE 6. EARNING PER SHARE – PRAXAIR, INC. SHAREHOLDERS

Basic earnings per share is computed by dividing Net Income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net Income - Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	2010	2009	2008
Numerator (Millions of dollars)
Net income – Praxair, Inc.	$1,195	$1,254	$1,211

Denominator (Thousands of shares)
Weighted average shares outstanding	306,069	306,987	311,890
Shares earned and issuable under compensation plans	651	689	768

Weighted average shares used in basic earnings per share	306,720	307,676	312,658
Effect of dilutive securities
Stock options and awards	4,675	4,706	5,644

Weighted average shares used in diluted earnings per share	311,395	312,382	318,302

Basic Earnings Per Common Share	$3.90	$4.08	$3.87
Diluted Earnings Per Common Share	$3.84	$4.01	$3.80

Stock options of 14,540, 3,229,220 and 3,294,720 were antidilutive and therefore excluded in the computation of diluted earnings per share for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 7. SUPPLEMENTAL INFORMATION

Income Statement

(Millions of dollars)
Year Ended December 31,	2010	2009	2008
Selling, General and Administrative
Selling	$531	$501	$628
General and Administrative	665	587	684

	$1,196	$1,088	$1,312

Depreciation and Amortization
Depreciation	$904	$828	$827
Amortization of other intangibles (Note 10)	21	18	23

	$925	$846	$850

Other Income (Expenses) – Net
Currency related net gains (losses)	$(1)	$(16)	$23
Partnership income	1	1	21
Severance expense	(12)	(14)	(13)
Gain (loss) on business divestitures – net	—	1	2
Pension settlements (Note 16)	(3)	(4)	—
State of Rio amnesty program	19	—	—
Other – net	1	(3)	2

	$5	$(35)	$35

Interest Expense – Net
Interest incurred on debt	$187	$193	$247
Interest capitalized	(62)	(55)	(44)
Amortization of swap termination costs (Note 12)	(7)	(5)	(5)

	$118	$133	$198

Balance Sheet

(Millions of dollars)	2010	2009
December 31,
Accounts Receivable
Trade	$1,712	$1,628
Other	123	109

	1,835	1,737
Less: allowance for doubtful accounts (a)	(171)	(158)

	$1,664	$1,579

Inventories (b)
Raw materials and supplies	$139	$137
Work in process	49	46
Finished goods	211	194

	$399	$376

Prepaid and Other Current Assets
Deferred income taxes (Note 5)	$155	$133
Prepaid	51	41
Other	70	48

	$276	$222

Other Long-term Assets
Pension assets (Note 16)	$49	$59
Insurance contracts (c )	69	84
Long-term receivables, net (d)	51	64
Deposits	69	57
Investments carried at cost	12	11
Deferred charges	190	83
Other	162	99

	$602	$457

Accrued Taxes
Tax liabilities for uncertain tax positions (Note 5)	$2	$5
Other accrued taxes	88	133

	$90	$138

Other Current Liabilities
Accrued expenses	$269	$227
Payrolls	185	121
Brazil tax amnesty program and other charges (Note 2)	63	69
Pension and postretirement (Note 16)	34	32
Interest payable	42	42
Employee benefit accrual	22	22
Severance	16	16
Insurance reserves	6	8
Other	151	110

	$788	$647

(Millions of dollars)	2010	2009
December 31,
Other Long-term Liabilities
Pension and postretirement (Note 16)	$688	$812
Tax liabilities for uncertain tax positions (Note 5)	58	244
Interest and penalties for uncertain tax positions (Note 5)	17	77
Insurance reserves	22	28
Other	168	216

	$953	$1,377

Deferred Credits
Deferred income taxes (Note 5)	$695	$501
Other	216	221

	$911	$722

Accumulated Other Comprehensive Income (Loss)
Cumulative translation adjustment
North America (e)	$(114)	$(195)
South America (e)	(391)	(494)
Europe	(76)	18
Asia	24	(25)
Surface technologies	29	39

	(528)	(657)
Derivatives – net of taxes	4	4
Pension/ OPEB funded status obligation (net of $263 million and $282 million taxes in 2010 and 2009, respectively) (Note 16)	(494)	(502)

	$(1,018)	$(1,155)

(a)	Provisions to the allowance for doubtful accounts were $82 million, $90 million, and $72 million in 2010, 2009, and 2008, respectively. The remaining allowance activity in each period related primarily to write-offs of uncollectible amounts, net of recoveries and currency movements.

(b)	Approximately 6% of total inventories were valued using the LIFO method at December 31, 2010 and 2009. If inventories had been valued at current costs, they would have been approximately $12 million and $16 million higher than reported at December 31, 2010 and 2009.

(c)	Consists primarily of insurance contracts and other investments to be utilized for non-qualified pension and OPEB obligations (see Note 16).

(d)	Financing receivables is not normal practice for the company. The balance in both periods relates primarily to government receivables in Brazil with payments greater than one year and other long term notes receivable from customers, the majority of which are fully reserved. Collectibility is reviewed regularly by customer and uncollectible amounts are written-off as appropriate. The balances at December 31, 2010 and 2009 are net of credit allowances of $77 million and $86 million, respectively.

(e)	North America consists of currency translation adjustments in Mexico while South America relates primarily to Brazil and Argentina.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT – NET

Significant classes of property, plant and equipment are as follows:

(Millions of dollars) December 31,	2010	2009
Machinery and equipment	$16,656	$15,583
Buildings	1,000	972
Construction in progress and other	1,696	1,567
Land and land improvements	322	316

	19,674	18,438
Less: accumulated depreciation	(10,142)	(9,448)

	$9,532	$8,990

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

NOTE 9. GOODWILL

Changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2008	$1,272	$165	$357	$30	$85	$1,909
Acquisitions (Note 3)	4	—	—	—	60	64
Purchase adjustments & other	(3)	—	4	—	(5)	(4)
Foreign currency translation	24	67	7	1	2	101

Balance, December 31, 2009	$1,297	$232	$368	$31	$142	$2,070
Acquisitions (Note 3)	4	—	6	—	—	10
Purchase adjustments & other *	(12)	2	—	—	3	(7)
Foreign currency translation	14	12	(31)	2	(4)	(7)

Balance, December 31, 2010	$1,303	$246	$343	$33	$141	$2,066

*	North America includes the impact of the U.S. homecare divestiture.

Impairment tests have been performed annually during the second quarter of each year since the initial adoption of the goodwill accounting standard in 2002, and no impairments were indicated. Also, there were no indicators of impairment through December 31, 2010.

NOTE 10. OTHER INTANGIBLE ASSETS

The following is a summary of Praxair’s other intangible assets at December 31, 2010 and 2009:

(Millions of dollars) For the year ended December 31, 2010	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total

Cost:
Balance, December 31, 2009	$163	$34	$24	$221
Additions (primarily acquisitions)	8	3	—	11
Foreign currency translation	(1)	—	—	(1)
Other *	(4)	(9)	—	(13)

Balance, December 31, 2010	166	28	24	218

Less: accumulated amortization:
Balance, December 31, 2009	(52)	(21)	(6)	(79)
Amortization expense	(15)	(5)	(1)	(21)
Foreign currency translation	1	—	—	1
Other *	3	10	—	13

Balance, December 31, 2010	(63)	(16)	(7)	(86)

Net balance at December 31, 2010	$103	$12	$17	$132

(Millions of dollars) For the year ended December 31, 2009	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2008	$141	$37	$10	$188
Additions (primarily acquisitions)	22	1	14	37
Foreign currency translation	2	1	—	3
Other *	(2)	(5)	—	(7)

Balance, December 31, 2009	163	34	24	221

Less: accumulated amortization:
Balance, December 31, 2008	(40)	(21)	(6)	(67)
Amortization expense	(13)	(5)	—	(18)
Foreign currency translation	(1)	—	—	(1)
Other *	2	5	—	7

Balance, December 31, 2009	(52)	(21)	(6)	(79)

Net balance at December 31, 2009	$111	$13	$18	$142

*	Other primarily relates to the write-off of fully amortized assets.

There are no expected residual values related to these intangible assets. Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $21 million, $18 million and $23 million, respectively. The remaining weighted-average amortization period for intangible assets is approximately 13 years.

Total estimated annual amortization expense is as follows:

(Millions of dollars)
2011	$19
2012	17
2013	15
2014	14
2015	14
Thereafter	53

$132

NOTE 11. DEBT

The following is a summary of Praxair’s outstanding debt at December 31, 2010 and 2009:

(Millions of dollars)	2010	2009
Short-term
Commercial paper and U.S. bank borrowings	$207	$46
Other bank borrowings (primarily international)	163	181

Total short-term debt	370	227

Long-term
U.S. borrowings
Floating Rate Notes due 2010 (c, d)	—	500
6.375% Notes due 2012 (a, b)	505	509
1.75% Notes due 2012 (a, b, d)	411	399
3.95% Notes due 2013	350	350
2.125% Notes due 2013 (a, b, e)	516	—
4.375% Notes due 2014 (a, d)	299	299
5.25% Notes due 2014	400	400
4.625% Notes due 2015	500	500
3.25% Notes due 2015 (a, b, d)	421	401
5.375% Notes due 2016	400	400
5.20% Notes due 2017	325	325
4.50% Notes due 2019 (a, d)	597	597
Other	6	7

International bank borrowings	448	135
Obligations under capital lease	9	6

	5,187	4,828
Less: current portion of long-term debt	(32)	(71)

Total long-term debt	5,155	4,757

Total debt	$5,557	$5,055

(a)	Amounts are net of unamortized discounts.

(b)	December 31, 2010 and 2009 include a $55 million and $12 million fair value increase, respectively, related to fair value hedge accounting. See Note 12 for additional information.

(c)	At December 31, 2009, $500 million floating rates due 2010 have been classified as long-term because of the company’s intent to refinance this debt on long-term basis and the availability of such financing under the terms of existing agreements.

(d)	During 2009, Praxair issued the following notes totaling $2,200 million: $500 million of floating rate notes due 2010 that bear interest at a rate of three-month LIBOR plus 0.09% (0.35% at December 31, 2009); $400 million of 1.75% notes due 2012; $300 million of 4.375% notes due 2014; $400 million of 3.25% notes due 2015; and, $600 million of 4.50% notes due 2019. The proceeds of all issuances were used to repay short-term debt and for general corporate purposes.

(e)	On January 14, 2010, Praxair issued $500 million of 2.125% notes due 2013. The proceeds were used to repay long-term debt, to fund share repurchases under the share repurchase program and for general corporate purposes.

Credit Facilities

At December 31, 2010, the company has the following major credit facilities available for future borrowing:

Millions of dollars	Total Facility	Borrowings Outstanding	Available for Borrowing	Expires
Senior Unsecured	$1,000	$0	$1,000	December 2011
Multi-currency	$600	$368	$232	November 2012

	$1,600	$368	$1,232

The company has a $1-billion senior unsecured credit facility with a syndicate of banks that expires in December 2011. No borrowings were outstanding under this credit agreement at December 31, 2010 or 2009. Associated fees were not significant in each of the past three years. The company is currently in the process of securing a new credit facility to replace the $1,000 million Senior Unsecured credit facility that is set to expire in December 2011.

The company has a $400-million revolving multi-currency credit facility in Europe and a $200-million revolving credit facility in Canada with a syndicate of international banks that expire in November 2012. At December 31, 2010, $368 million was outstanding against the facility in Europe and there was no balance outstanding against the facility in Canada. At December 31, 2009, there was no balance outstanding against these facilities. The company has the ability to draw against each facility in one of four currencies in amounts not to exceed the then U.S. dollar equivalent of $400 million and $200 million, respectively.

Each of the outstanding credit facilities are with major financial institutions and are non-cancellable until maturity.

Covenants

Praxair’s major bank credit and long-term debt agreements contain various covenants which may, among other things, restrict the ability of Praxair to merge with another entity, incur or guarantee debt, sell or transfer certain assets, create liens against assets, enter into sale and leaseback agreements, or pay dividends and make other distributions beyond certain limits. These agreements also require Praxair to not exceed a maximum 65% leverage ratio defined in the agreements as the ratio of consolidated total debt to the sum of consolidated total debt plus consolidated shareholders’ equity of the company. For purposes of the leverage ratio calculation, consolidated shareholders’ equity excludes changes in the cumulative foreign currency translation adjustments after September 30, 2004. At December 31, 2010, the actual leverage ratio was 52% and the company is in compliance with all debt covenants. Also, there are no material adverse change clauses or other subjective conditions that would restrict the company’s ability to borrow under the agreements.

Other Debt Information

As of December 31, 2010 and 2009, the weighted-average interest rate of short-term borrowings outstanding was 1.5% and 3.2%, respectively.

Expected maturities on long-term debt are as follows:

(Millions of dollars)
2011	$32
2012	1,302
2013	899
2014	701
2015	923
Thereafter	1,330

$5,187

At December 31, 2010, $93 million of Praxair’s assets (principally international fixed assets) were pledged as collateral for $15 million of long-term debt, including the current portion of long-term debt.

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

The following table is a summary of the notional amount and fair value of derivatives outstanding at December 31, 2010 and 2009 for consolidated subsidiaries:

(Millions of dollars)			Fair Value
	Notional Amounts		Assets		Liabilities
December 31,	2010	2009	2010	2009	2010	2009
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$1,011	$1,161	$2	$9	$2	$2
Anticipated net income (b)	137	128	10	8	—	—

Total	$1,148	$1,289	$12	$17	$2	$2

Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted purchases (a)	$—	$2	$—	$—	$—	$—
Interest rate contracts:
Interest rate swaps (b)	900	400	39	2	—	—

Total	$900	$402	$39	$2	$—	$—

Total Derivatives	$2,048	$1,691	$51	$19	$2	$2

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.

(b)	Assets are recorded in other long term assets.

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

Anticipated Net Income

The anticipated net income hedge contracts at December 31, 2010 and 2009 consist of foreign currency options related to anticipated net income in Brazil, Europe and Canada. Over the term of the contracts, the fair value adjustments from net-income hedging contracts are largely offset by the impacts on reported net income resulting from the currency translation process. The accounting rules pertaining to derivatives and hedging do not allow hedges of anticipated net income to be designated as hedging instruments.

Forecasted Purchases

Foreign currency contracts related to forecasted purchases consist of forward contracts entered into to manage the exposure to fluctuations in foreign-currency exchange rates on forecasted purchases of capital-related equipment and services denominated in currencies other than the functional currency of the related operating units. These forward contracts were designated and accounted for as cash flow hedges. The net gains/losses recorded in accumulated other comprehensive income (AOCI) was less than $1 million in 2010 and 2009.

Interest Rate Contracts

Interest Rate Swaps

At December 31, 2010, Praxair had the following interest-rate swap agreements outstanding that effectively convert fixed-rate interest to variable-rate interest:

•	January 14, 2010 agreement related to the $500 million 2.125% fixed-rate notes that mature in 2013,

•	September 2009 agreement related to the $400 million 3.25% fixed-rate notes that mature in 2015.

These interest rate swap agreements were designated as fair value hedges with the resulting fair value adjustments recognized in earnings along with an equally offsetting charge/benefit to earnings for the changes in the fair value of the underlying debt instruments. At December 31, 2010, $39 million was recognized as an increase in the fair value of these notes ($16 million and $23 million, respectively).

In October 2010, Praxair terminated the interest-rate swap agreements, which were originally entered into on January 4, 2010, on the $400 million 1.75% notes that mature in 2012 and received a $16 million cash payment, including interest receivable of $3 million. The previously recorded debt increase of $13 million will be recognized in earnings as a reduction to interest expense over the remaining term of the underlying debt, or about two years. During 2010, $2 million was recognized as a reduction to interest expense and $11 million remains unrecognized at December 31, 2010 and is shown as an increase to long-term debt. The cash received relating to the $13 million debt increase is shown in the Noncontrolling interest transactions and other in the financing section in the 2010 consolidated statement of cash flows.

During 2002, Praxair entered into and terminated $500 million notional amount of interest-rate swap agreements that effectively converted fixed-rate interest to variable-rate interest on the $500 million 6.375% notes that mature in April 2012 and received a $47 million cash payment. The previously recorded debt increase of $47 million is being recognized in earnings as a reduction to interest expense over the remaining term of the underlying debt, or about ten years. During 2010 and 2009, $5 million was recognized as a reduction to interest expense in each year and $5 million remains unrecognized at December 31, 2010 ($10 million at December 31, 2009) and is shown as an increase to long-term debt.

Treasury Rate Locks

In December 2008, Praxair entered into treasury rate lock contracts totaling $500 million notional amount to hedge the cash flow exposure attributable to the changes in the treasury rate portion of the interest rate on a forecasted debt issuance. The treasury rate locks were designated as and accounted for as cash flow hedges. In January 2009, the company settled the treasury rate locks and received a cash payment of $16 million ($10 million net of taxes) which was recorded as a gain in AOCI. On August 13, 2009, Praxair issued $600 million of 4.50% notes due August 2019, which represents the forecasted debt issuance that was originally hedged in December 2008. The gain in AOCI will be reclassified to earnings as a decrease to interest expense over the remaining term of these notes.

In February 2008, Praxair entered into a treasury rate lock to hedge the cash flow exposure attributable to the $500 million of 4.625% notes issued on March 7, 2008. The treasury rate lock was accounted for as a cash flow hedge with the resulting fair value adjustments recorded in AOCI. The treasury rate lock was settled at a loss of $7 million ($4 million net of taxes) which was recorded in AOCI and is currently being reclassified to earnings as an increase to interest expense over the remaining term of these notes.

The following table summarizes the impacts of the Company’s derivatives on the consolidated statements of income and AOCI for 2010 and 2009:

(Millions of dollars) December 31,	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (a)
	2010	2009
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items:
Debt-related	$(10)	$21
Other balance sheet items	5	6
Anticipated net income	(4)	(17)

Total	$(9)	$10

(Millions of dollars) December 31,	Amount of Pre-Tax Gain (Loss) Recognized in AOCI (b)
	2010	2009
Derivatives Designated as Hedging Instruments
Interest rate contracts:
Treasury rate locks	$—	$10

Total	$—	$10

(a)	The gains (losses) on balance sheet items are offset by gains (losses) recorded on the underlying hedged assets and liabilities. The gains (losses) for the derivatives and the underlying hedged assets and liabilities related to debt items are recorded in the consolidated statements of income as interest expense-net. Other balance sheet items and anticipated net income gains (losses) are recorded in the consolidated statements of income as other income (expenses)-net.

(b)	The gains (losses) for interest rate contracts are reclassified to earnings as interest expense-net. The amount of gains (losses) reclassified to earnings for 2010 and 2009 was $1 million and less than $1 million, respectively. Net gains (losses) of $1 million are expected to be reclassified to earnings over the next twelve months. There was no ineffectiveness.

NOTE 13. FAIR VALUE DISCLOSURES

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2010 and 2009:

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	2010	2009	2010	2009	2010	2009
Assets
Derivative assets	—	—	$51	$19	—	—
Investments	$2	$3	—	—	—	—

Total	$2	$3	$51	$19	—	—

Liabilities
Derivative liabilities	—	—	$2	$2	—	—

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

The fair value of cash and cash equivalents, short-term debt, accounts receivables-net, and accounts payable approximate carrying value because of the short-term maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. At December 31, 2010, the estimated fair value of Praxair’s long-term debt portfolio was $5,498 million versus a carrying value of $5,187 million. At December 31, 2009, the estimated fair value of Praxair’s long-term debt portfolio was $5,066 million versus a carrying value of $4,828 million. These differences are attributable to interest-rate changes subsequent to when the debt was issued.

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are valued at fair value on a non-recurring basis.

During the fourth quarter 2010, Praxair decided to sell the U.S. homecare portion of its North American healthcare business. Accordingly, the net assets of the business were written-down to fair value representing the Company’s best estimate of the cash proceeds that will be realized upon eventual sale or other disposition of the net assets of the business. This resulted in a pre-tax charge to earnings of $58 million (see Note 2). The estimated fair value is not significant to the Company’s consolidated financial position.

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

The above fair value measurements were based on internal assessments of the best information available about the local real estate and business market conditions that would be indicative of what the assets could be sold for and are considered to be Level 3 measurements.

NOTE 14. PRAXAIR, INC. SHAREHOLDERS’ EQUITY

At December 31, 2010 and 2009, there were 800,000,000 shares of common stock authorized (par value $0.01 per share) of which 382,623,071 shares were issued and 303,996,570 were outstanding at December 31, 2010 (379,415,678 shares were issued and 306,477,604 were outstanding at December 31, 2009).

At December 31, 2010 and 2009, there were 25,000,000 shares of preferred stock (par value $0.01 per share) authorized, of which no shares were issued and outstanding. Praxair’s board of directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

During 2010 and 2009, Praxair increased its ownership in an Italian and U.S. packaged gas subsidiary, respectively. The difference between the purchase price and the related noncontrolling interests of $1 million and $3 million, respectively, was recorded as a decrease in Praxair’s additional paid-in capital.

NOTE 15. SHARE-BASED COMPENSATION

Share-based compensation expense totaling $47 million, $39 million, and $45 million was recognized in 2010, 2009 and 2008, respectively. The related income tax benefit recognized was $14 million, $12 million and $13 million in 2010, 2009 and 2008, respectively. The share-based compensation expense was primarily recorded in selling, general and administrative expenses and no share-based compensation expense was capitalized.

Beginning in 2009, the company changed the composition of its long-term incentives awarded to employees. The company increased the amount of restricted and performance-based stock and decreased the amount of stock options granted to employees.

Summary of Plans

Effective April 28, 2009, the board of directors and shareholders of the company adopted the 2009 Praxair, Inc. Long-Term Incentive Plan (the 2009 Plan), which replaced the 2002 Praxair, Inc. Long-Term Incentive Plan (the 2002 Plan). Equity awards will no longer be granted under the 2002 Plan. The 2009 Plan provides for similar equity awards and limitations as the 2002 Plan. The 2009 Plan provides for the granting of stock options and stock appreciation rights, restricted stock and restricted stock units, performance-based stock units and other equity awards. Under the 2009 Plan, the initial aggregate number of shares available for option and other equity grants is 12,000,000 shares, of which up to 4,000,000 shares may be granted as either restricted stock, restricted stock units or performance-based stock units. The 2009 Plan also provides calendar year per-participant limits on grants of stock options and stock appreciation rights, restricted stock and restricted stock units, and performance-based stock units. As of December 31, 2010, 10,151,925 shares remained available for equity grants under this Plan. Both officer and non-officer employees are eligible for awards under the 2009 Plan.

In 2005, the board of directors and shareholders of the company adopted the 2005 Equity Compensation Plan for Non-Employee Directors of Praxair, Inc. (the 2005 Plan) which replaced the 1995 Stock Option Plan for Non-Employee Directors. Under the 2005 Plan, the aggregate number of shares available for option and other equity grants is limited to a total of 500,000 shares. As of December 31, 2010, 290,359 shares remained available for equity grants under the 2005 Plan. All non-employee directors of the company are eligible for grants under the 2005 Plan.

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

The weighted-average fair value of options granted during 2010 was $12.57 ($8.08 in 2009 and $11.54 in 2008) based on the Black-Scholes Options-Pricing model. The following weighted-average assumptions were used for grants in 2010, 2009 and 2008:

Year Ended December 31,	2010	2009	2008
Dividend yield	2.4%	2.6%	1.8%
Volatility	20.8%	18.7%	13.9%
Risk-free interest rate	2.5%	1.9%	3.0%
Expected term years	5	5	5

The following table summarizes option activity under the plans for 2010 (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

Activity	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2010	18,683	$53.80
Granted	1,409	76.27
Exercised	(4,016)	41.72
Cancelled or expired	(181)	68.14

Outstanding at December 31, 2010	15,895	$58.68	5.8	$585

Exercisable at December 31, 2010	11,912	$53.76	5.0	$497

The aggregate intrinsic value represents the difference between the company’s closing stock price of $95.47 as of December 31, 2010 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during 2010 was $182 million ($99 million and $210 million for 2009 and 2008, respectively).

Cash received from option exercises under all share-based payment arrangements for 2010 was $168 million. The cash tax benefit realized from stock option exercises totaled $56 million for 2010, of which $51 million in excess tax benefits was classified as financing cash flows.

As of December 31, 2010, $18 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.4 years.

Performance-Based and Restricted Stock Awards

In 2010, the company granted performance-based stock awards under the 2009 Plans to senior level executives with a target payout of 296,535 shares that vest principally based on the third anniversary of their date of grant. The actual number of shares issued in settlement of a vested award can range from zero to 150 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three-year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s common stock on the date of the grant and the estimated performance that will be achieved. Compensation expense will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved.

There were 216,795 restricted stock units granted to employees during 2010. In addition, the company had previously granted restricted stock to certain key employees that vest after a designated service period ranging from two to ten years. The restricted stock earns quarterly dividends that also vest after the designated service period and are payable in additional shares. Compensation expense related to the restricted stock units and restricted stock is recognized on a straight-line basis over the vesting period.

The weighted-average fair value of performance-based stock units granted during 2010 was $70.99 ($56.46 in 2009 and $83.89 in 2008). The weighted-average fair value of restricted stock units granted during 2010 was $72.24 ($56.75 in 2009 and none granted in 2008). This is based on the closing market price of the company’s common stock on the grant date adjusted for dividends that will not be paid during the vesting period.

The following table summarizes non-vested performance-based and restricted stock award activity as of December 31, 2010 and changes during the period then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
Performance-Based and Restricted Stock Activity	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2010	449	$59.57	97	$49.97
Granted	297	70.99	217	72.24
Vested	(40)	83.42	(2)	66.94
Cancelled	(32)	68.06	(12)	70.25

Non-vested at December 31, 2010	674	$62.80	300	$65.14

As of December 31, 2010, based on current estimates of future performance, $28 million of unrecognized compensation cost related to performance-based awards is expected to be recognized through the first quarter of 2013 and $12 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized on a straight-line basis through the first quarter of 2017.

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

In the United States, Praxair participates in nine multi-employer defined benefit pension plans (MEP) pursuant to the terms of collective bargaining agreements covering approximately 200 union-represented employees. In connection with such agreements, the Company is required to make periodic contributions to the MEPs in accordance with the terms of the respective collective bargaining agreements. Praxair’s contributions to these plans were $1 million in 2010, 2009 and 2008 (the cost is not included in the tables that follow). If Praxair determined it was probable that it would withdraw from a MEP, the Company would record a liability for its portion of the MEP’s unfunded pension obligations, as calculated at that time. Historically, such withdrawal payments have not been significant.

Defined Contribution Plans

Praxair’s U.S. packaged gases business has a defined contribution plan. Company contributions to this plan are calculated as a percentage of salary based on age plus service. Praxair’s U.S. healthcare business sponsors a defined contribution plan which provides for a matching contribution as well as a company contribution that is not dependent on employee contributions. In both plans, U.S. employees may contribute up to 40% of their compensation, subject to the maximum allowable by IRS regulations. Certain international subsidiaries of the company also sponsor defined contribution plans where contributions are determined under various formulas. The cost for these defined contribution plans was $17 million in 2010, $15 million in 2009, and $16 million in 2008 (the cost is not included in the tables that follow).

U.S. employees other than those in the packaged gases and healthcare businesses are eligible to participate in the Praxair defined contribution savings plan. Employees may contribute up to 40% of their compensation, subject to the maximum allowable by IRS regulations. Company contributions to this plan are calculated on a graduated scale based on employee contributions to the plan. The cost for this plan was $15 million in 2010, 2009 and 2008 (the cost is not included in the tables that follow).

Each of these three U.S. defined contribution plans includes a non-leveraged employee stock ownership plan (ESOP) which covers all employees participating in these plans. The collective number of shares of Praxair common stock in the three ESOPs totaled 4,093,189 at December 31, 2010.

Postretirement Benefits Other Than Pensions (OPEB)

Praxair provides health care and life insurance benefits to certain eligible retired employees. These benefits are provided through various insurance companies and healthcare providers. Praxair is also obligated to make payments for a portion of postretirement benefits related to retirees of Praxair’s former parent. Additionally, as part of the CBI acquisition in 1996, Praxair assumed responsibility for healthcare and life insurance benefit obligations for CBI’s retired employees. All postretirement healthcare programs have cost caps that limit the company’s exposure to future cost increases. In addition, as part of the retirement elections made for July 1, 2002, eligible employees were given the choice of maintaining coverage in the current retiree medical design (as may be amended from time to time), or to move to a design whereby coverage would be provided, but with no Praxair subsidy whatsoever. Also, all new employees hired after April 30, 2002 into a business adopting these plans will not receive a company subsidy. Praxair does not currently fund its postretirement benefits obligations. Praxair’s retiree plans may be changed or terminated by Praxair at any time for any reason with no liability to current or future retirees.

Praxair uses a measurement date of December 31 for its pension and other post-retirement benefit plans.

Pension and Postretirement Benefit Costs

The components of net pension and postretirement benefits other than pensions (OPEB) costs for 2010, 2009 and 2008 are shown below:

(Millions of dollars) Year Ended December 31,	Pensions			OPEB
	2010	2009	2008	2010	2009	2008
Service cost	$41	$39	$41	$6	$6	$6
Interest cost	122	120	107	16	16	15
Expected return on plan assets	(142)	(137)	(127)	—	—	—
Net amortization and deferral	33	17	16	(2)	(2)	(2)

Net periodic benefit cost before pension settlement charge	$54	$39	$37	$20	$20	$19
Pension settlement charge	3	4	17	—	—	—

Net periodic benefit cost	$57	$43	$54	$20	$20	$19

Funded Status

The changes in benefit obligation and plan assets for Praxair’s pension and OPEB programs, including reconciliation of the funded status of the plans to amounts recorded in the consolidated balance sheet, as of December 31, 2010 and 2009 are shown below:

(Millions of dollars) Year Ended December 31,	Pensions
	2010		2009		OPEB
	U.S.	INTL	U.S.	INTL	2010	2009
Change in Benefit Obligation (PBO)
Benefit obligation January 1	$1,385	$560	$1,253	$431	$263	$229
Service cost	28	13	26	13	6	6
Interest cost	80	42	79	41	16	16
Participant contributions	—	—	—	—	8	8
Plan amendment	—	—	—	—	(26)	—
Actuarial loss (gain)	82	16	97	61	(18)	25
Benefits paid	(74)	(44)	(71)	(47)	(27)	(29)
Acquisition/ divestiture	—	—	1	—	—	—
Foreign currency translation	—	10	—	61	3	8

Benefit obligation, December 31	$1,501	$597	$1,385	$560	$225	$263

Accumulated benefit obligation (ABO)	$1,428	$565	$1,310	$524

Change in Plan Assets
Fair value of plan assets, January 1	$958	$465	$734	$378	$—	$—
Actual return on plan assets	145	45	170	49	—	—
Company contributions	107	17	113	15	—	—
Benefits paid from plan assets	(63)	(36)	(59)	(39)	—	—
Foreign currency translation	—	13	—	62	—	—

Fair value of plan assets, December 31	$1,147	$504	$958	$465	$—	$—

Funded Status, End of Year	$(354)	$(93)	$(427)	$(95)	$(225)	$(263)

Recorded in the Balance Sheet
Other long-term assets	$—	$49	$—	$59	$—	$—
Other current liabilities	(9)	(5)	(6)	(6)	(19)	(20)
Other long-term liabilities	(345)	(137)	(421)	(148)	(206)	(243)

Net amount recognized, December 31	$(354)	$(93)	$(427)	$(95)	$(225)	$(263)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actuarial loss (gain)	$624	$128	$616	$119	$(8)	$10
Prior service cost (credit)	(2)	34	(2)	35	(19)	6
Deferred tax benefit	(237)	(37)	(234)	(35)	11	(13)

Amount recognized in accumulated other comprehensive income (loss) (Note 7)	$385	$125	$380	$119	$(16)	$3

The changes in plan assets and benefit obligations recognized in other comprehensive income in 2010 and 2009 are as follows:

(Millions of dollars)	Pensions		OPEB
	2010	2009	2010	2009
Current year net actuarial loss (gain) *	$48	$68	$(19)	$25
Amortization of net actuarial loss	(31)	(15)	—	—
Plan amendment	—	—	(26)	—
Amortization of prior service costs	(2)	(2)	2	2
Foreign currency translation and other	1	11	—	(1)

Total recognized in other comprehensive income	$16	$62	$(43)	$26

*	The pension net actuarial loss in 2010 and 2009 relates primarily to lower discount rates. The OPEB net actuarial gain in 2010 relates to a plan change in the United States partially offset by lower discount rates, and the 2009 net actuarial loss relates to lower discount rates.

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during 2011 are as follows:

(Millions of dollars)	Pension	OPEB
Net actuarial loss (gain)	$40	$—
Prior service cost (credit)	2	(6)

	$42	$(6)

The following table provides information for pension plans where the accumulated benefit obligation exceeds the fair value of the plan assets:

(Millions of dollars) Year Ended December 31,	Pensions
	2010		2009
	U.S.	INTL	U.S.	INTL
Obligation in Excess of Plan Assets
Projected benefit obligation (PBO)	$1,501	$380	$1,385	$385
Accumulated benefit obligation (ABO)	$1,428	$370	$1,310	$368
Fair value of plan assets	$1,147	$243	$958	$232

Assumptions

The assumptions used to determine the benefit obligations are as of the respective balance sheet date and the assumptions used to determine the net benefit cost are at the previous year-end, as shown below:

	Pensions				OPEB
	U.S.		INTL
	2010	2009	2010	2009	2010	2009
Weighted average assumptions used to determine benefit obligations at December 31,
Discount rate	5.40%	5.90%	7.40%	7.70%	6.40%	6.60%
Rate of increase in compensation levels	3.25%	3.50%	3.90%	3.90%	N/A	N/A
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	5.90%	6.50%	7.70%	8.20%	6.60%	6.95%
Rate of increase in compensation levels	3.50%	3.25%	3.90%	4.00%	N/A	N/A
Expected long-term rate of return on plan assets *	8.25%	8.25%	8.60%	9.10%	N/A	N/A

*	For 2011, the expected long-term rate of return on plan assets will be 8.25% for the U.S. plans. Expected weighted average returns for international plans will vary. These rates are determined annually by management based on a weighted average of current and historical market trends, historical and expected portfolio performance and the current and expected portfolio mix of investments.

	OPEB
Assumed healthcare cost trend rates	2010	2009
Healthcare cost trend assumed	7.50%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2016	2016

These healthcare-cost trend rate assumptions have an impact on the amounts reported. However, cost caps limit the impact on the net OPEB benefit cost in the U.S. To illustrate the effect, a one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage Point
(Millions of dollars)	Increase	Decrease
Effect on the total of service and interest cost components of net OPEB benefit cost	$1	$(1)
Effect on OPEB benefit obligation	$6	$(4)

Pension Plan Assets

The investments of the U.S. pension plan are managed to meet the future expected benefit liabilities of the plan over the long term by investing in diversified portfolios consistent with prudent diversification and historical and expected capital market returns. When Praxair became an independent, publicly traded company in 1992, its former parent retained all liabilities for its term-vested and retired employees. Praxair’s plan received assets and retained pension liabilities for its own active employee base. Therefore, the liabilities under the Praxair U.S. pension plan mature at a later date compared to pension funds of other similar companies. Investment strategies are reviewed by the Finance and Pension Committee of the company’s Board of Directors and investment performance is tracked against appropriate benchmarks. There are no concentrations of risk as it relates to the assets within the plans.

The international pension plans are managed individually based on diversified investment portfolios, with different target asset allocations that vary for each plan.

Praxair’s U.S. and international pension plans’ weighted-average asset allocations at December 31, 2010 and 2009, and the target asset allocation range for 2010, by major asset category are as follows:

	U.S.			INTL
Asset Category	Target	2010	2009	Target		2010	2009
Equity securities	60%-80%	65%	66%	30	%-50%	37%	39%
Fixed income securities	20%-40%	35%	34%	40	%-60%	56%	53%
Other	—	—	—	0	%-10%	7%	8%

The following table summarizes pension assets measured at fair value by asset category at December 31, 2010 (see Note 13 for definition of the levels):

	Fair Value Measurements Using
(Millions of dollars)	Level 1	Level 2	Level 3 *	Total
Cash and cash equivalents	$6	$—	$—	$6
Equity securities:
U.S. equities	385	—	—	385
International equities	73	—	—	73
Mutual funds	302	—	—	302
Pooled funds	—	172	—	172
Fixed income securities:
U.S. government bonds	31	—	—	31
International government bonds	169	—	—	169
Mutual funds	214	—	—	214
Corporate bonds	—	151	—	151
Pooled funds	—	111	—	111
Other:
Insurance contracts	—	—	33	33
Private equity	—	—	4	4

Fair value of plan assets, December 31, 2010	$1,180	$434	$37	$1,651

*	The following table summarizes changes in fair value of the pension plan assets classified as level 3 for the period ended December 31, 2010:

(Millions of dollars)	Private Equity	Insurance Contracts	Total
Balance, beginning of year	$3	$37	$40
Gains or losses for the period	1	1	2
Net settlements	—	(5)	(5)

Balance, end of year	$4	$33	$37

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

Contributions

Pension contributions were $124 million in 2010, $128 million in 2009 and $20 million in 2008. Estimates of 2011 contributions are in the range $70 million to $120 million.

Estimated Future Benefit Payments

The following table presents estimated future benefit payments, net of participant contributions:

(Millions of dollars)	Pensions
Year Ended December 31,	U.S.	INTL	OPEB
2011	79	34	19
2012	83	34	19
2013	87	36	19
2014	93	36	19
2015	96	37	19
2016 – 2020	543	200	89

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

However, it is possible that the company may incur losses in connection with some of these actions in excess of accrued liabilities. Management does not anticipate that in the aggregate such losses would have a material adverse effect on the company’s consolidated financial position or liquidity; however, it is possible that the final outcomes could have a significant impact on the company’s reported results of operations in any given period.

Among such matters are:

•

Claims by the Brazilian taxing authorities against several of the company’s Brazilian subsidiaries relating to non-income and income tax matters. During May 2009, the Brazilian government published Law 11941/2009 instituting a new voluntary amnesty program (“Refis Program”) which allowed Brazilian companies to settle certain federal tax disputes at reduced amounts. During the 2009 third quarter, Praxair decided that it was economically beneficial to settle many of its outstanding federal tax disputes and these disputes were enrolled in the Refis Program and settled (see Note 2). During January 2010, the Brazilian state of Rio de Janeiro (“Rio”) published Law 5647/2010 instituting a new state amnesty program (“Rio Amnesty Program”) which allows Brazilian companies to settle certain disputes with the state of Rio at reduced amounts. During the 2010 first quarter, Praxair decided that it was economically beneficial to settle several of its outstanding disputes with the state of Rio and these disputes were enrolled in the Program and settled. The final settlements related to both the Refis and Rio Amnesty Programs are subject to final calculation and review by the Brazilian federal and Rio state governments, respectively, and the company currently anticipates these reviews will conclude during the next year. Any differences from amounts recorded will be adjusted to income at that time.

After enrollment in the amnesty programs, at December 31, 2010 the most significant remaining claims relate to a state VAT tax matter associated with a procedural issue and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $173 million. Praxair has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

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

On October 19, 2010, White Martins filed an annulment petition (“appeal”) with the Federal Court in Brasilia seeking to have the fine against White Martins overturned. In order to suspend payment of the fine pending the completion of the appeal process, Brazilian law required that the company tender a guarantee in the amount of the fine as security. Currently, 50% of the guarantee is satisfied by letters of credit with a financial institution and 50% of the guarantee is satisfied by equity of a Brazilian subsidiary.

•

Claims brought by welders alleging that exposure to manganese contained in welding fumes caused neurological injury. Praxair has never manufactured welding consumables. Such products were manufactured prior to 1985 by a predecessor company of Praxair. As of December 31, 2010, Praxair was a co-defendant with many other companies in lawsuits alleging personal injury caused by manganese contained in welding fumes. There were a total of 542 individual claimants in these cases, a significant decline since 2005. The cases were pending in several state and federal courts. The federal cases have been transferred to the U.S. District Court for the Northern District of Ohio for coordinated pretrial proceedings. The plaintiffs seek unspecified compensatory and, in most instances, punitive damages. In the past, Praxair has either been dismissed from the cases with no payment or has settled a few cases for nominal amounts. These claims raise numerous, individual issues that make them generally unsuited for class action status. Separately, various class actions for medical monitoring have been proposed but none have been certified. No reserves have been recorded for these cases as management does not believe that a loss from them is probable or reasonably estimable.

The following table sets forth Praxair’s material commitments and contractual obligations as of December 31, 2010, excluding leases, tax liabilities for uncertain tax positions, other post retirement and pension obligations which are summarized elsewhere in the financial statements (see Notes 4, 5, 11, and 16):

(Millions of dollars) Expiring through December 31,	Unconditional Purchase Obligations	Construction Commitments	Guarantees and Other
2011	$515	$673	$173
2012	340	244	—
2013	250	21	—
2014	240	—	—
2015	181	—	6
Thereafter	1,425	—	11

	$2,951	$938	$190

Unconditional purchase obligations of $2,951 million represent contractual commitments under various long- and short-term, take-or-pay arrangements with suppliers and are not included on Praxair’s balance sheet. These obligations are primarily minimum purchase commitments for helium, electricity, natural gas and feedstock used to produce atmospheric and process gases. During 2010, payments under these contracts totaled $1,016 million, including $526 million for electricity and $225 million for natural gas. A significant portion of these obligations is passed on to customers through similar take-or-pay contractual arrangements. Purchase obligations which are not passed along to customers do not represent a significant risk to Praxair.

Construction commitments of $938 million represent outstanding commitments to complete authorized construction projects as of December 31, 2010. A significant portion of Praxair’s capital spending is related to the construction of new production facilities to satisfy customer commitments which may take a year or more to complete.

Guarantees and other of $190 million include $70 million related to Praxair’s contingent obligations under guarantees of certain debt of unconsolidated affiliates, $92 million related to put option agreements with certain affiliated companies and $28 million of various guarantees relating to outstanding receivables and repurchase agreements. Unconsolidated equity investees had total debt of approximately $477 million at December 31, 2010, which was non-recourse to Praxair with the exception of the guaranteed portions described above. The put option agreements are primarily related to majority-owned packaged gas subsidiaries in the United States and give the minority shareholders the right to require Praxair to purchase their shares at a predefined price calculation. Praxair has no significant financing arrangements with closely-held related parties.

At December 31, 2010, Praxair had undrawn outstanding letters of credit, bank guarantees and surety bonds valued at approximately $1,734 million from financial institutions, including $520 million relating to the CADE anti-trust litigation in Brazil. These related primarily to customer contract performance guarantees (including plant construction in connection with certain on-site contracts), self-insurance claims and other commercial and governmental requirements, including foreign litigation matters.

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

Praxair evaluates the performance of its reportable segments based primarily on operating profit, excluding inter-company royalties and special items. Accordingly, for 2010, segment operating profit excludes the impact of the US Homecare divestiture and Venezuela currency devaluation totaling $85 million. Also, for 2009 segment operating profit excludes the impact of Brazil tax amnesty program and other charges of $306 million, and for 2008 excludes cost reduction and other charges of $194 million (see Note 2). Sales are determined based on the country in which the legal subsidiary is domiciled. Corporate and globally managed expenses, and research and development costs relating to Praxair’s global industrial gases business, are allocated to operating segments based on sales.

The table below presents information about reportable segments for the years ended December 31, 2010, 2009 and 2008.

(Millions of dollars)	2010	2009	2008
Sales (a)
North America	$5,111	$4,626	$5,939
Europe	1,334	1,283	1,502
South America	1,970	1,645	1,889
Asia	1,133	885	891
Surface Technologies	568	517	575

	$10,116	$8,956	$10,796

Operating Profit
North America	$1,196	$1,044	$1,078
Europe	267	268	365
South America	454	350	389
Asia	166	138	149
Surface Technologies	84	81	96

Segment operating profit	2,167	1,881	2,077
Brazil tax amnesty program and other charges (Note 2)	(85)	(306)	(194)

Total operating profit	$2,082	$1,575	$1,883

Total Assets (b)
North America	$7,154	$6,902	$6,637
Europe	2,364	2,312	2,270
South America	3,234	2,854	2,150
Asia	1,863	1,595	1,451
Surface Technologies	659	654	546

	$15,274	$14,317	$13,054

Depreciation and Amortization
North America	$467	$441	$440
Europe	124	124	129
South America	174	144	151
Asia	118	100	95
Surface Technologies	42	37	35

	$925	$846	$850

Capital Expenditures and Acquisitions
North America (Note 3)	$636	$759	$920
Europe (Note 3)	282	145	194
South America	306	222	307
Asia	275	211	269
Surface Technologies (Note 3)	37	146	51

	$1,536	$1,483	$1,741

Sales by Major Country
United States	$3,973	$3,649	$4,713
Brazil	1,639	1,327	1,579
Other – foreign	4,504	3,980	4,504

	$10,116	$8,956	$10,796

Long-lived Assets by Major Country (c)
United States	$3,446	$3,360	$3,145
Brazil	1,620	1,432	1,047
Other – foreign	4,466	4,198	3,730

	$9,532	$8,990	$7,922

(a)	Sales reflect external sales only. Intersegment Sales, primarily from North America to other segments, were not significant.

(b)	Includes equity investments as of December 31 as follows:

(Millions of dollars)	2010	2009	2008
North America	$52	$57	$63
Europe	400	300	286
Asia	112	78	67

	$564	$435	$416

(c)	Long-lived assets include property, plant and equipment – net.

NOTE 19. QUARTERLY DATA (UNAUDITED)

(Dollar amounts in millions, except per share data)

2010	1Q (a)	2Q	3Q	4Q (a)	YEAR (a)
Sales	$2,428	$2,527	$2,538	$2,623	$10,116
Cost of sales, exclusive of depreciation and amortization	$1,381	$1,437	$1,444	$1,492	$5,754
Depreciation and amortization	$228	$230	$227	$240	$925
Operating profit	$479	$547	$551	$505	$2,082
Net income – Praxair, Inc.	$314	$371	$377	$133	$1,195

Basic Per Share Data
Net income	$1.02	$1.21	$1.22	$0.43	$3.90
Weighted average shares (000’s)	306,793	306,826	307,127	306,133	306,720

Diluted Per Share Data
Net income	$1.01	$1.19	$1.21	$0.43	$3.84
Weighted average shares (000’s)	311,159	311,109	311,608	310,733	311,395

2009	1Q	2Q	3Q (b)	4Q	YEAR (b)
Sales	$2,123	$2,138	$2,288	$2,407	$8,956
Cost of sales, exclusive of depreciation and amortization	$1,195	$1,190	$1,277	$1,370	$5,032
Depreciation and amortization	$199	$207	$217	$223	$846
Operating profit	$442	$447	$174	$512	$1,575
Net income – Praxair, Inc.	$290	$299	$325	$340	$1,254

Basic Per Share Data
Net income	$0.94	$0.97	$1.06	$1.11	$4.08
Weighted average shares (000’s)	307,818	307,957	307,360	307,569	307,676

Diluted Per Share Data
Net income	$0.93	$0.96	$1.04	$1.09	$4.01
Weighted average shares (000’s)	311,311	312,429	312,182	312,624	312,382

(a)	2010 includes the impact of the following benefits/(charges) (see Note 2):

(Millions of dollars)	Operating Profit/ (Loss)	Net Income/ (Loss)
Venezuela currency devaluation – Q1	$(27)	$(26)
Spanish income tax settlement – Q4	—	(250)
U.S. homecare divestiture – Q4	(58)	(40)
Repatriation tax benefit – Q4	—	35

Year 2010	$(85)	$(281)

(b)   The third quarter and full year 2009 includes the impact of the Brazil tax amnesty program and other charges of $306 million (net after-tax benefit of $7 million).

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

Management’s Report on Internal Control Over Financial Reporting

Praxair’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, Praxair conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (often referred to as COSO). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2010.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued their opinion on the company’s internal control over financial reporting as of December 31, 2010 as stated in their report in Item 8.

Changes in Internal Control over Financial Reporting

There were no changes in Praxair’s internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, Praxair’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this item is incorporated herein by reference to the sections captioned “The Board of Directors”, “Executive Officers” and “Corporate Governance And Board Practices-Section 16(a) Beneficial Ownership Reporting Compliance” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2011.

Identification of the Audit Committee

Praxair has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The members of that Audit Committee are Raymond W. LeBoeuf, Chairman, Claire W. Gargalli, Ira D. Hall and Larry D. McVay.

Audit Committee Financial Expert

The Praxair Board of Directors has determined that each of, Raymond W. LeBoeuf and Ira D. Hall is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act and is independent within the meaning of the independence standards adopted by the Board of Directors and those of the New York Stock Exchange.

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

Information required by this item is incorporated herein by reference to the sections captioned “Executive Compensation” and “Director Compensation” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans Information – The table below provides information as of December 31, 2010 about company stock that may be issued upon the exercise of options, warrants and rights granted to employees or members of Praxair’s Board of Directors under present and former equity compensation plans, including plans approved by shareholders and one plan which has not been approved by shareholders, the 1996 Praxair, Inc. Performance Incentive Plan (the 1996 Plan). The equity compensation plan not approved by shareholders was terminated in March 2001 and directors and officers of the company were not eligible to participate in that plan. Shareholder approval of that plan was not required under applicable NYSE rules. The 1996 Plan provided for granting nonqualified or incentive stock options, stock grants, performance awards and other stock related incentives for key employees. The exercise price under the 1996 Plan was equal to the closing price of Praxair’s common stock on the date of grant. Options that were granted under this plan became exercisable after one or more years after the date of grant and the option term was no more than ten years.

EQUITY COMPENSATION PLANS TABLE

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	16,666,722	(1)	$59.41	10,442,284
Equity compensation plans not approved by shareholders	202,470		$22.12	—

Total	16,869,192		$58.96	10,442,284

(1)	This amount includes 300,201 restricted shares and 673,945 performance shares. Up to an additional 336,973 performance shares could be issued if performance goals are achieved at the maximum specified targets. See Note 15 to the consolidated financial statements.

Certain information required by this item regarding the beneficial ownership of the Company’s common stock is incorporated herein by reference to the section captioned “Share Ownership” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference to the sections captioned “Corporate Governance And Board Practices – Review, Approval or Ratification of Transactions with Related Persons,” “Corporate Governance And Board Practices – Certain Relationships and Transactions,” and “Corporate Governance And Board Practices – Director Independence” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2011.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated herein by reference to the section captioned “The Independent Auditor” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2011.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	The company’s 2010 Consolidated Financial Statements and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules – All financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits – The exhibits filed as part of this Annual Report on Form 10-K are listed in the accompanying index.

SIGNATURES

Praxair, Inc. and Subsidiaries

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAXAIR, INC.
(Registrant)
Date: February 23, 2011	By:	/s/ ELIZABETH T. HIRSCH
Elizabeth T. Hirsch Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 23, 2011.

/s/ STEPHEN F. ANGEL	/s/ JAMES S. SAWYER	/s/ NANCE K. DICCIANI
Stephen F. Angel Chairman, President, Chief Executive Officer and Director	James S. Sawyer Executive Vice President and Chief Financial Officer	Nance K. Dicciani Director

/s/ EDWARD G. GALANTE	/s/ CLAIRE W. GARGALLI	/s/ IRA D. HALL
Edward G. Galante Director	Claire W. Gargalli Director	Ira D. Hall Director

/s/ RAYMOND W. LEBOEUF	/s/ LARRY D. MCVAY	/s/ WAYNE T. SMITH
Raymond W. LeBoeuf Director	Larry D. McVay Director	Wayne T. Smith Director

/s/ OSCAR DE PAULA BERNARDES	/s/ ROBERT L. WOOD
Oscar de Paula Bernardes Director	Robert L. Wood Director

INDEX TO EXHIBITS

Praxair, Inc. and Subsidiaries

Exhibit No.	Description

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

*10.02a

Form of Executive Severance Compensation Agreement effective January 1, 2010_ (Filed as Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Filing No. 1-11037, and incorporated herein by reference).

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

*10.04b

2005 Equity Compensation Plan for Non-Employee Directors of Praxair, Inc. amended and restated effective January 26, 2010 (Filed as Exhibit 10.04b to the Company’s 2009 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

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

*10.05a

Praxair, Inc. Supplemental Retirement Income Plan A effective January 1, 2008 (Filed as

Exhibit 10.05a to the Company’s 2008 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.05b

First amendment to the Praxair, Inc. Supplemental Retirement Income Plan A effective January 1, 2010 (Filed as Exhibit 10.05b to the Company’s 2009 Annual Report on Form 10-K, Filing

No. 1-11037, and incorporated herein by reference).

*10.05c

Praxair, Inc. Supplemental Retirement Income Plan B amended and restated effective December 31, 2007 (Filed as Exhibit 10.05b to the Company’s 2008 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.05d

First amendment to the Praxair, Inc. Supplemental Retirement Income Plan B effective January 1, 2010 (Filed as Exhibit 10.05d to the Company’s 2009 Annual Report on Form 10-K, Filing

No. 1-11037, and incorporated herein by reference).

*10.05e

Praxair, Inc. Equalization Benefit Plan amended and restated effective December 31, 2007 (Filed as Exhibit 10.05c to the Company’s 2008 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.05f

First amendment to the Praxair, Inc. Equalization Benefit Plan amended and restated effective January 1, 2010 (Filed as Exhibit 10.05f to the Company’s 2009 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

Exhibit No.	Description

*10.06

Praxair, Inc. Director’s Fees Deferral Plan amended and restated effective January 26, 2010

(Filed as Exhibit 10.06 to the Company’s 2009 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

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

Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.17c	Extension Agreement to $1 Billion Credit Agreement, dated as of December 23, 2004, with Wells Fargo Bank, N.A. (Filed as Exhibit 10.17c to the Company’s 2009 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.17d	Extension Agreement to $1 Billion Credit Agreement, dated as of December 23, 2004 with Bank of America, N.A. (Filed as Exhibit 10.17d to the Company’s 2009 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.17e	Assignment and Assumption Agreement dated December 11, 2009 related to the $1 Billion Credit Agreement, dated as of December 23, 2004,(Filed as Exhibit 10.17e to the Company’s 2009 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

Exhibit No.	Description

10.18	€450 Million Facility Agreement dated as of November 29, 2004 among Praxair Euroholding, S. L., an indirect wholly-owned subsidiary of the Company, as Borrower, Praxair, Inc., as Guarantor, The Lenders Party Thereto, Citigroup Global Markets, Inc., as Syndication Agent and ABN AMRO Bank N. V., as Administrative Agent and Documentation Agent (Filed as Exhibit 10.18 to the Company’s 2004 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.18a	Amendment No. 1 to €450 Million Facility Agreement (Filed as Exhibit 10.18a to the Company’s Current Report on Form 8-K dated March 1, 2005, Filing No. 1-11037, and incorporated herein by reference).

*10.19	Praxair, Inc. Plan for Determining Performance-Based Awards Under Section 162(m) (included as Appendix 4 to the Company’s definitive proxy statement for its 2006 annual meeting of shareholders filed on March 21, 2006 and incorporated herein by reference).

*10.20	Service Credit Arrangement for Stephen F. Angel dated May 23, 2007 was filed as Exhibit 10.20 to the Company’s Form 8-K filed on May 24, 2007 and is incorporated herein by reference.

*10.21	2009 Praxair, Inc. Long Term Incentive Plan as amended on April 27, 2010 and January 25, 2011 is filed herewith.

*10.22	Form of Standard Option Award under the 2009 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.22 to the Company’s 2009 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.23	Form of Transferable Option Award under the 2009 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.23 to the Company’s 2009 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.24	Form of Restricted Stock Unit Award under the 2009 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.24 to the Company’s 2009 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.25	Form of Performance Share Unit Award under the 2009 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.25 to the Company’s 2009 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.26	Letter of Clarification of Certain Pension Benefits dated October 26, 2010 between the Company and James T. Breedlove (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, Filing No. 1-11037, and incorporated herein by reference).

10.27	Terms Agreement dated March 23, 2009 among the Company, Banc of America Securities LLC, Citigroup Global Markets, Inc., and other underwriters for the issuance and sale of $300,000,000 4.375% Notes due 2014, filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated March 26, 2009, Filing No. 1-11037, and incorporated herein by reference.

10.28	Terms Agreement dated May 20, 2009 among the Company, Citigroup Global Markets, Inc., RBS Securities Inc. as underwriters for the issuance and sale of $500,000,000 Floating Rate Notes due 2010, filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated May 26, 2009, Filing No. 1-11037, and incorporated herein by reference.

10.29	Terms Agreement dated August 10, 2009 among the Company, Banc of America Securities LLC, Credit Suisse Securities (USA) LLC and HSBC Securities (USA) Inc., and other underwriters for the issuance and sale of $600,000,000 4.5% Notes due 2019, filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated August 13, 2009, Filing No. 1-11037, and incorporated herein by reference.

Exhibit No.	Description

10.30	Terms Agreement dated August 27, 2009 among the Company, Citigroup Global Markets, Inc., RBS Securities Inc, and other underwriters for the issuance and sale of $400,000,000 3.25% Notes due 2015, filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated September 1, 2009, Filing No. 1-11037, and incorporated herein by reference.

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