Form 10-Q
period 2011-03-31
PRAXAIR INC
filed 2011-04-27
CIK 884905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

At March 31, 2011, 303,381,463 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions of dollars, except per share data)

(UNAUDITED)

	Quarter Ended March 31,
	2011	2010
SALES	$2,702	$2,428
Cost of sales, exclusive of depreciation and amortization	1,536	1,381
Selling, general and administrative	308	294
Depreciation and amortization	244	228
Research and development	22	18
Venezuela currency devaluation	—	27
Other income (expense) - net	(1)	(1)

OPERATING PROFIT	591	479
Interest expense - net	35	32

INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	556	447
Income taxes	156	131

INCOME BEFORE EQUITY INVESTMENTS	400	316
Income from equity investments	9	7

NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	409	323
Less: noncontrolling interests	(11)	(9)

NET INCOME - PRAXAIR, INC.	$398	$314

PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS

Basic earnings per share	$1.31	$1.02

Diluted earnings per share	$1.29	$1.01

Cash dividends per share	$0.50	$0.45

WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	304,071	306,793
Diluted shares outstanding	308,595	311,159

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Millions of dollars)

(UNAUDITED)

	March 31, 2011	December 31, 2010
ASSETS

Cash and cash equivalents	$86	$39
Accounts receivable - net	1,834	1,664
Inventories	416	399
Prepaid and other current assets	262	276

TOTAL CURRENT ASSETS	2,598	2,378

Property, plant and equipment (less accumulated depreciation of $10,536 at March 31, 2011 and $10,142 at December 31, 2010)	9,784	9,532
Goodwill	2,106	2,066
Other intangible assets - net	129	132
Other long-term assets	1,217	1,166

TOTAL ASSETS	$15,834	$15,274

LIABILITIES AND EQUITY

Accounts payable	$777	$830
Short-term debt	326	370
Current portion of long-term debt	31	32
Other current liabilities	787	878

TOTAL CURRENT LIABILITIES	1,921	2,110

Long-term debt	5,481	5,155
Other long-term liabilities	1,895	1,864

TOTAL LIABILITIES	9,297	9,129

Commitments and contingencies (Note 11)

Praxair, Inc. Shareholders’ Equity:
Common stock $0.01 par value, authorized - 800,000,000 shares, issued 2011 - 382,681,219 shares and 2010 - 382,623,071 shares	4	4
Additional paid-in capital	3,729	3,702
Retained earnings	7,721	7,475
Accumulated other comprehensive income (loss)	(794)	(1,018)
Treasury stock, at cost (2011 - 79,299,755 shares and 2010 - 78,626,501 shares)	(4,495)	(4,371)

Total Praxair, Inc. Shareholders’ Equity	6,165	5,792
Noncontrolling interests	372	353

TOTAL EQUITY	6,537	6,145

TOTAL LIABILITIES AND EQUITY	$15,834	$15,274

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of dollars)

(UNAUDITED)

	Quarter Ended March 31,
	2011	2010
OPERATIONS
Net income - Praxair, Inc.	$398	$314
Noncontrolling interests	11	9

Net income (including noncontrolling interests)	409	323

Adjustments to reconcile net income to net cash provided by operating activities:
Venezuela currency devaluation, net of payments	—	25
Depreciation and amortization	244	228
Deferred income taxes	34	46
Share-based compensation	14	10
Accounts receivable	(178)	(84)
Inventory	(17)	(2)
Prepaid and other current assets	(4)	(5)
Payables and accruals	(143)	—
Pension contributions	(8)	(8)
Long-term assets, liabilities and other	8	(50)

Net cash provided by operating activities	359	483

INVESTING
Capital expenditures	(334)	(288)
Acquisitions, net of cash acquired	—	(4)
Divestitures and asset sales	30	8

Net cash used for investing activities	(304)	(284)

FINANCING
Short-term debt borrowings (repayments) - net	(46)	(126)
Long-term debt borrowings	506	846
Long-term debt repayments	(197)	(364)
Issuances of common stock	77	22
Purchases of common stock	(215)	(90)
Cash dividends - Praxair, Inc. shareholders	(152)	(138)
Excess tax benefit on stock option exercises	18	5
Noncontrolling interest transactions and other	(1)	(5)

Net cash ( used for) provided by financing activities	(10)	150

Effect of exchange rate changes on cash and cash equivalents	2	(18)

Change in cash and cash equivalents	47	331
Cash and cash equivalents, beginning-of-period	39	45

Cash and cash equivalents, end-of-period	$86	$376

The accompanying notes are an integral part of these financial statements.

INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Notes to Condensed Consolidated Financial Statements - Praxair, Inc. and Subsidiaries (Unaudited)

PRAXAIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Summary of Significant Accounting Policies

Presentation of Condensed Consolidated Financial Statements - In the opinion of Praxair, Inc. (Praxair) management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented and such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements of Praxair, Inc. and subsidiaries in Praxair’s 2010 Annual Report on Form 10-K. There have been no material changes to the company’s significant accounting policies during 2011.

Accounting Standards Implemented in 2011

The following standards were effective for Praxair in 2011 and their adoption did not have a significant impact on the condensed consolidated financial statements. Refer to Note 1 to the consolidated financial statements of Praxair’s 2010 Annual Report on Form 10-K for a summary of these standards:

•	Disclosures about Fair Value Measurements, and

•	Multiple-Deliverable Revenue Arrangements

2. Venezuela Currency Devaluation

On January 8, 2010, Venezuela announced a devaluation of the Venezuelan Bolivar and created a two tier exchange rate system. Effective January 1, 2011, the two tier system was eliminated and a single exchange rate of 4.3 (implying a 50% devaluation) is now required for all transactions including Praxair’s operations. In the first quarter 2010, Praxair recorded a $27 million charge ($26 million after-tax or $ 0.08 per diluted share) due primarily to the remeasurement of the local Venezuelan balance sheet to reflect the new official 4.3 exchange rate.

3. Supplemental Information

Inventories

The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	March 31, 2011	December 31, 2010
Inventories
Raw materials and supplies	$153	$139
Work in process	51	49
Finished goods	212	211

Total inventories	$416	$399

Financing receivables

Financing receivables is not a normal practice for the company. The balance in both periods relates primarily to government receivables in Brazil and other long-term notes receivable from customers, the majority of which are fully reserved. Collectability is reviewed regularly and uncollectible amounts are written-off as appropriate. The net financing receivables balances at March 31, 2011 and December 31, 2010 are $46 million and $51 million, respectively, and are included within the other long-term assets line of the Condensed Consolidated Balance Sheets. The balances at March 31, 2011 and December 31, 2010 are net of credit allowances of $84 million and $77 million, respectively. The fluctuation within this account was due primarily to foreign currency movements.

4. Debt

The following is a summary of Praxair’s outstanding debt at March 31, 2011 and December 31, 2010:

(Millions of dollars)	March 31, 2011	December 31, 2010

SHORT-TERM
Commercial paper and U.S. bank borrowings	$120	$207
Other bank borrowings (primarily international)	206	163

Total short-term debt	326	370

LONG-TERM
U.S. borrowings
6.375% Notes due 2012 (a, b)	504	505
1.75% Notes due 2012 (a, b)	409	411
3.95% Notes due 2013	350	350
2.125% Notes due 2013(a, b)	515	516
4.375% Notes due 2014(a)	299	299
5.25% Notes due 2014	400	400
4.625% Notes due 2015	500	500
3.25% Notes due 2015(a, b)	415	421
5.375% Notes due 2016	400	400
5.20% Notes due 2017	325	325
4.50% Notes due 2019(a)	597	597
4.05% Notes due 2021(a, c)	498	—
Other	6	6

International bank borrowings	285	448
Obligations under capital lease	9	9

	5,512	5,187
Less: current portion of long-term debt	(31)	(32)

Total long-term debt	5,481	5,155

Total debt	$5,838	$5,557

(a)	Amounts are net of unamortized discounts.
(b)	March 31, 2011 and December 31, 2010 include a $45 million and $55 million fair value increase, respectively, related to hedge accounting. See Note 5 for additional information.
(c)	On March 4, 2011, Praxair issued $500 million of 4.05% notes due 2021. The proceeds were used to reduce short-term debt, to fund share repurchases under the 2010 share repurchase program and for general corporate purposes.

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

When a derivative is executed and hedge accounting is appropriate, it is designated as either a fair-value hedge or a cash-flow hedge. Currently, Praxair designates all interest-rate and treasury rate lock as hedges for accounting purposes; however, currency contracts are generally not designated as hedges for accounting purposes unless they are related to forecasted transactions. Whether designated as hedges for accounting purposes or not, all derivatives are linked to an appropriate underlying exposure. On an ongoing basis, the company assesses the hedge effectiveness of all derivatives designated as hedges for accounting purposes to determine if they continue to be highly effective in offsetting changes in fair values or cash flows of the underlying hedged items. If it is determined that the hedge is not highly effective, then hedge accounting will be discontinued prospectively.

Counterparties to Praxair’s derivatives are major banking institutions with credit ratings of investment grade or better and no collateral is required, and there are no significant risk concentrations. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.

The following table is a summary of the notional amount and fair value of derivatives outstanding at March 31, 2011 and December 31, 2010 for consolidated subsidiaries:

			Fair Value
(Millions of dollars)	Notional Amounts		Assets		Liabilities
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010

Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$1,226	$1,011	$—	$2	$—	$2
Anticipated net income (b)	137	137	6	10	—	—

Total	$1,363	$1,148	$6	$12	$—	$2
Derivatives Designated as Hedging Instruments:
Interest rate swaps (b)	$900	$900	$31	$39	$—	—

Total Derivatives	$2,263	$2,048	$37	$51	$—	$2

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.
(b)	Assets are recorded in other long term assets.

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

Anticipated Net Income

The anticipated net income hedge contracts at March 31, 2011 and December 31, 2010 consist of foreign currency options related to anticipated net income in Brazil, Europe and Canada. Over the term of the contracts, the fair value adjustments from net-income hedging contracts are largely offset by the impacts on reported net income resulting from the currency translation process. The accounting rules pertaining to derivatives and hedging do not allow hedges of anticipated net income to be designated as hedging instruments.

Interest Rate Contracts

Interest Rate Swaps

At March 31, 2011, Praxair had the following interest-rate swap agreements outstanding that effectively convert fixed-rate interest to variable-rate interest:

•	January 14, 2010 agreement related to the $500 million 2.125% fixed-rate notes that mature in 2013, and

•	September 2009 agreement related to the $400 million 3.25% fixed-rate notes that mature in 2015.

These interest rate swap agreements were designated as fair value hedges with the resulting fair value adjustments recognized in earnings along with an equally offsetting charge/benefit to earnings for the changes in the fair value of the underlying debt instruments. At March 31, 2011, $31 million was recognized as an increase in the fair value of these notes ($15 million and $16 million, respectively).

In October 2010, Praxair terminated the interest-rate swap agreements, which were originally entered into on January 4, 2010, on the $400 million 1.75% notes that mature in 2012 and received a $16 million cash payment, including interest receivable of $3 million. The previously recorded debt increase of $13 million will be recognized in earnings as a reduction to interest expense over the remaining term of the underlying debt, or about two years. During 2011, $1 million was recognized as a reduction to interest expense and $10 million remains unrecognized at March 31, 2011 ($11 million at December 31, 2010) and is shown as an increase to long-term debt.

During 2002, Praxair entered into and terminated $500 million notional amount of interest-rate swap agreements that effectively converted fixed-rate interest to variable-rate interest on the $500 million 6.375% notes that mature in April 2012 and received a $47 million cash payment. The previously recorded debt increase of $47 million is being recognized in earnings as a reduction to interest expense over the remaining term of the underlying debt, or about ten years. During the quarters ended March 31, 2011 and 2010, $1 million was recognized as a reduction to interest expense, respectively, and $4 million remains unrecognized at March 31, 2011 ($5 million at December 31, 2010) and is shown as an increase to long-term debt.

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

The gains (losses) for treasury rate lock contracts are reclassified to earnings as interest expense-net. The amount of gains (losses) reclassified to earnings for the quarters ended March 31, 2011 and 2010 was less than $1 million, respectively. Net gains (losses) of $1 million are expected to be reclassified to earnings over the next twelve months. There was no ineffectiveness.

The following table summarizes the impacts of the Company’s derivatives on the consolidated statement of income for the quarters ended March 31, 2011 and 2010:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (a)
(Millions of dollars)	Quarter Ended March 31,
	2011	2010

Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$(6)	$(6)
Other balance sheet items	3	—
Anticipated net income	(4)	—

Total	$(7)	$(6)

(a)	The gains (losses) on balance sheet items are largely offset by gains (losses) recorded on the underlying hedged assets and liabilities. The gains (losses) for the derivatives and the underlying hedged assets and liabilities related to debt items are recorded in the consolidated statement of income as interest expense-net. Other balance sheet items and anticipated net income gains (losses) are recorded in the consolidated statement of income as other income (expense)-net.

There was no pre-tax gain (loss) recognized in AOCI for the quarters ended March 31, 2011 and 2010.

6. Fair Value Disclosures

The fair value hierarchy prioritizes the input to valuation techniques used to measure fair value into three broad levels as follows:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis at March 31, 2011:

	Fair Value Measurements Using
(Millions of dollars)	Level 1	Level 2	Level 3	Total

Assets
Derivative assets	$—	$37	$—	$37
Investments	2	—	—	2

Total	$2	$37	$—	$39

Liabilities
Derivative liabilities	$—	$—	$—	$—

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

The fair values of cash and cash equivalents, short-term debt, accounts receivable-net, and accounts payable approximate carrying amounts because of the short maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. At March 31, 2011, the estimated fair value of Praxair’s long-term debt portfolio was $5,812 million versus a carrying value of $5,512 million. At December 31, 2010, the estimated fair value of Praxair’s long-term debt portfolio was $5,498 million versus a carrying value of $5,187 million. Differences from carrying amounts are attributable to interest-rate changes subsequent to when the debt was issued.

Assets measure at Fair Value on a Non-Recurring Basis

Certain assets are valued at fair value on a non-recurring basis.

During the fourth quarter 2010, Praxair decided to sell the U.S. homecare portion of its North American healthcare business. Accordingly, the net assets of the business were written-down to fair value representing the Company’s best estimate of the cash proceeds that will be realized upon eventual sale or other disposition of the net assets of the business. This resulted in a pre-tax charge to earnings of $58 million during the fourth quarter 2010. The estimated fair value was not significant to the Company’s consolidated financial position. On February 2, 2011, the company announced that it had entered into a definitive agreement for sale of the U.S. homecare business to Apria Healthcare Group Inc. The sale was finalized on March 4, 2011.

7. Earnings Per Share – Praxair, Inc. Shareholders

Basic earnings per share is computed by dividing Net Income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net Income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended March 31,
	2011	2010
Numerator (Millions of dollars)
Net Income - Praxair, Inc.	$398	$314

Denominator (Thousands of shares)
Weighted average shares outstanding	303,449	306,144
Shares earned and issuable under compensation plans	622	649

Weighted average shares used in basic earnings per share	304,071	306,793
Effect of dilutive securities
Stock options and awards	4,524	4,366

Weighted average shares used in diluted earnings per share	308,595	311,159

Basic Earnings Per Share	$1.31	$1.02
Diluted Earnings Per Share	$1.29	$1.01

Stock options of 1,630,690 and 3,214,550 were antidilutive and therefore excluded in the computation of diluted earnings per share for the quarters ended March 31, 2011 and 2010, respectively.

8. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2011 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2010	$1,303	$246	$343	$33	$141	$2,066
Acquisitions	—	—	—	—	—	—
Purchase adjustments & other	(2)	—	—	—	—	(2)
Foreign currency translation	8	6	23	—	5	42

Balance, March 31, 2011	$1,309	$252	$366	$33	$146	$2,106

Impairment tests have been performed annually during the second quarter of each year since the initial adoption of the goodwill accounting standard in 2002, and no impairments were indicated. Also, there were no indicators of impairment through March 31, 2011.

Changes in the carrying amounts of other intangibles for the quarter ended March 31, 2011 were as follows:

(Millions of dollars)	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2010	$166	$28	$24	$218
Additions	—	—	—	—
Foreign currency translation	4	—	—	4
Other	—	(2)	—	(2)

Balance, March 31, 2011	$170	$26	$24	$220

Less: Accumulated amortization
Balance, December 31, 2010	$(63)	$(16)	$(7)	$(86)
Amortization expense	(4)	(1)	—	(5)
Foreign currency translation	(2)	—	—	(2)
Other	—	2	—	2

Balance, March 31, 2011	$(69)	$(15)	$(7)	$(91)

Net balance at March 31, 2011	$101	$11	$17	$129

There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible asset is approximately 13 years.

Total estimated annual amortization expense is as follows:

(millions of dollars)
Remaining 2011	$14
2012	18
2013	16
2014	14
2015	14
Thereafter	53

$129

9. Share-Based Compensation

Share-based compensation of $14 million ($10 million after tax) and $10 million ($7 million after tax) was recognized during the quarters ended March 31, 2011 and 2010, respectively. The expense was recorded primarily in selling, general and administrative expenses. There was no share-based compensation cost that was capitalized. For further details regarding Praxair’s share-based compensation arrangements and prior year grants, refer to Note 15 to the consolidated financial statements of Praxair’s 2010 Annual Report on Form 10-K.

Stock Options

The weighted-average fair value of options granted during quarter ended March 31, 2011 was $17.70 ($12.55 in 2010) based on the Black-Scholes Options-Pricing model.

The following weighted-average assumptions were used for grants in 2011 and 2010 :

	Quarter Ended March 31,
	2011	2010
Dividend yield	2.0%	2.4%
Volatility	22.3%	20.8%
Risk-free interest rate	2.2%	2.5%
Expected term years	5	5

The following table summarizes option activity under the plans as of March 31, 2011 and changes during the period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2011	15,895	$58.68
Granted	1,655	97.82
Exercised	(1,467)	50.02
Cancelled or Expired	(335)	81.87

Outstanding at March 31, 2011	15,748	63.08	6.1	$607

Exercisable at March 31, 2011	12,517	$57.70	5.3	$550

The aggregate intrinsic value represents the difference between the company’s closing stock price of $101.60 as of March 31, 2011 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during the quarter ended March 31, 2011 was $69 million ($21 million during the first quarter of 2010).

Cash received from option exercises under all share-based payment arrangements for the quarter ended March 31, 2011 was $73 million ($18 million during the first quarter of 2010). The cash tax benefit realized from stock option exercises totaled $24 million for the quarter ended March 31, 2011, of which $18 million in excess tax benefits was classified as financing cash flows ($5 million and $5 million for the same time periods in 2010).

As of March 31, 2011, $41 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.3 years.

Performance-Based and Restricted Stock Awards

During the quarter ended March 31, 2011, the company granted performance-based stock units to employees which vest on the third anniversary of their grant date. The actual number of shares issued in settlement of a vested award can range from zero to 150 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three-year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s common stock on the date of the grant and the estimated performance that will be achieved. Compensation expense will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved.

During the quarter ended March 31, 2011, the company granted restricted stock units to employees. The majority of the restricted stock units vest at the end of or ratably over a three-year service period. Compensation expense related to the restricted stock units is recognized on a straight-line basis over the vesting period.

The weighted-average fair value of performance-based stock and restricted stock units granted during the quarter ended March 31, 2011 was $92.06 and $91.55, respectively ($70.99 and $71.12 for the same periods in 2010). This is based on the closing market price of Praxair’s common stock on the grant date adjusted for dividends that will not be paid during the vesting period.

The following table summarizes non-vested performance-based and restricted stock award activity as of March 31, 2011 and changes during the period then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
Performance-Based and Restricted Stock Activity	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2011	674	$62.80	300	$65.14
Granted	307	92.06	104	91.55
Vested	—	—	(30)	70.55
Cancelled	(11)	70.91	(2)	69.83

Non-vested at March 31, 2011	970	$71.75	372	$72.29

As of March 31, 2011, based on current estimates of future performance, $50 million of unrecognized compensation cost related to performance-based awards is expected to be recognized through the first quarter of 2013 and $19 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized through the first quarter of 2017.

10. Retirement Programs

The components of net pension and postretirement benefits other than pensions (OPEB) costs for the quarters ended March 31, 2011 and 2010 are shown below:

	Quarter Ended March 31,
	Pensions		OPEB
(Millions of dollars)	2011	2010	2011	2010
Service cost	$11	$10	$1	$2
Interest cost	31	30	4	4
Expected return on plan assets	(38)	(33)	—	—
Net amortization and deferral	11	8	(2)	—

Net periodic benefit cost	$15	$15	$3	$6

Praxair estimates that 2011 contributions to its pension plans will be in the range of $95 to $105 million, of which $8 million have been made through March 31, 2011. On April 6, 2011, Praxair made a cash contribution of $75 million to one of its U.S. pension plans.

11. Commitments and Contingencies

Praxair is subject to various lawsuits and government investigations that arise from time to time in the ordinary course of business. These actions are based upon alleged environmental, tax, antitrust and personal injury claims, among others. Praxair has strong defenses in these cases and intends to defend itself vigorously. It is possible that the company may incur losses in connection with some of these actions in excess of accrued liabilities. Management does not anticipate that in the aggregate such losses would have a material adverse effect on the company’s consolidated financial position or liquidity; however, it is possible that the final outcomes could have a significant impact on the company’s reported results of operations in any given period (see Note 17 to the consolidated financial statements of Praxair’s 2010 Annual Report on Form 10-K).

Among such matters are:

•

Claims by the Brazilian taxing authorities against several of the company’s Brazilian subsidiaries relating to non-income and income tax matters. During May 2009, the Brazilian government published Law 11941/2009 instituting a new voluntary amnesty program (“Refis Program”) which allowed Brazilian companies to settle certain federal tax disputes at reduced amounts. During the 2009 third quarter, Praxair decided that it was economically beneficial to settle many of its outstanding federal tax disputes and these disputes were enrolled in the Refis Program and settled (see Note 2 to the consolidated financial statements of Praxair’s 2010 Annual Report on Form 10-K). During January 2010, the Brazilian state of Rio de Janeiro (“Rio”) published Law 5647/2010 instituting a new state amnesty program (“Rio Amnesty Program”) which allows Brazilian companies to settle certain disputes with the state of Rio at reduced amounts. During the 2010 first quarter, Praxair decided that it was economically beneficial to settle several of its outstanding disputes with the state of Rio and these disputes were enrolled in the Program and settled. The final settlements related to both the Refis and Rio Amnesty Programs are subject to final calculation and review by the Brazilian federal and Rio state governments, respectively, and the company currently anticipates these reviews will conclude during the next year. Any differences from amounts recorded will be adjusted to income at that time.

After enrollment in the amnesty programs, at March 31, 2011 the most significant remaining claims relate to a state VAT tax matter associated with a procedural issue and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties as appropriate, is approximately $185 million. Praxair has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

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

•

Claims brought by welders alleging that exposure to manganese contained in welding fumes caused neurological injury. Praxair has never manufactured welding consumables. Such products were manufactured prior to 1985 by a predecessor company of Praxair. As of December 31, 2010, Praxair was a co-defendant with many other companies in lawsuits alleging personal injury caused by manganese contained in welding fumes. There were a total of 349 individual claimants in these cases, a significant decline since 2005. The cases were pending in several state and federal courts. The federal cases have been transferred to the U.S. District Court for the Northern District of Ohio for coordinated pretrial proceedings. The plaintiffs seek unspecified compensatory and, in most instances, punitive damages. In the past, Praxair has either been dismissed from the cases with no payment or has settled a few cases for nominal amounts. These claims raise numerous, individual issues that make them generally unsuited for class action status. Separately, various class actions for medical monitoring have been proposed but none have been certified. No reserves have been recorded for these cases as management does not believe that a loss from them is probable or reasonably estimable.

12. Segments

Sales and operating profit by segment for the quarters ended March 31, 2011 and 2010 are shown below. For a description of Praxair’s operating segments, refer to Note 18 to the consolidated financial statements of Praxair’s 2010 Annual Report on Form 10-K.

	Quarter Ended March 31,
(Millions of dollars)	2011	2010

SALES(a)
North America	$1,334	$1,238
Europe	343	338
South America	558	458
Asia	310	258
Surface Technologies	157	136

	$2,702	$2,428

OPERATING PROFIT
North America	$322	$277
Europe	65	67
South America	133	109
Asia	46	34
Surface Technologies	25	19

Segment operating profit	591	506
Venezuela currency devaluation (Note 2)	—	(27)

Total operating profit	$591	$479

(a)	Intersegment sales, primarily from North America to other segments, were not significant for the quarters ended March 31, 2011 and 2010.

13. Equity

A summary of the changes in total equity for the quarters ended March 31, 2011 and 2010 is provided below:

(Millions of dollars)	Quarter Ended March 31,
	2011			2010
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance, beginning of period	$5,792	$353	$6,145	$5,315	$333	$5,648

Net Income	398	11	409	314	9	323
Translation Adjustments	220	10	230	(41)	(6)	(47)
Derivative Instruments, net of less than $1 million taxes in 2011 and net of less than $1 million of taxes in 2010	1		1			—
Funded Status - retirement obligations, net of $1 million taxes in 2011 and $17 million taxes in 2010	3	—	3	(2)		(2)

Comprehensive income	622	21	643	271	3	274
Dividends to noncontrolling interests		(3)	(3)		(4)	(4)
(Purchases) sales of noncontrolling interests (a)		(1)	(1)		—	—
Additions to noncontrolling interests		2	2		—	—
Dividends to Praxair, Inc. common stock holders ($0.50 per share in 2011 and $0.45 per share in 2010)	(152)		(152)	(138)		(138)
Issuances of common stock:			—
For the dividend reinvestment and stock purchase plan	2		2	2		2
For employee savings and incentive plans	77		77	25		25
Purchases of common stock	(210)		(210)	(92)		(92)
Tax benefit from stock options	20		20	5		5
Share-based compensation	14		14	10		10

Balance, end of period	$6,165	$372	$6,537	$5,398	$332	$5,730

(a)	During the 2011 first quarter, Praxair increased its ownership in an Indian subsidiary.

The components of accumulated other comprehensive income (loss) (“AOCI”) are as follows:

(Millions of dollars)	March 31, 2011	December 31, 2010
Cumulative translation adjustments (CTA)	$(297)	$(527)
Derivative instruments	5	4
Pension/ OPEB funded status obligation	(491)	(494)

	(783)	(1,017)
Less: noncontrolling interests (CTA)	11	1

AOCI - Praxair, Inc.	$(794)	$(1,018)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Consolidated Results

The following table provides summary data for the quarters ended March 31, 2011 and 2010:

	Quarter Ended March 31,
(Dollar amounts in millions, except per share data)	2011	2010	Variance
Reported Amounts
Sales	$2,702	$2,428	11%
Gross margin (a)	$1,166	$1,047	11%
As a percent of sales	43.2%	43.1%
Selling, general and administrative	$308	$294	5%
As a percent of sales	11.4%	12.1%
Depreciation and amortization	$244	$228	7%
Venezuela currency devaluation (b)	$—	$27
Other income (expense) - net	$(1)	$(1)
Operating profit	$591	$479	23%
As a percent of sales	21.9%	19.7%
Interest expense - net	$35	$32	9%
Effective tax rate	28.1%	29.3%
Net income - Praxair, Inc.	$398	$314	27%
Diluted earnings per share	$1.29	$1.01	28%
Diluted shares outstanding	308,595	311,159	—%
Adjusted Amounts for 2010 (c)
Operating profit	$591	$506	17%
As a percent of sales	21.9%	20.8%
Effective tax rate	28.1%	27.8%
Net income - Praxair, Inc.	$398	$340	17%
Diluted earnings per share	$1.29	$1.09	18%

(a)	Gross margin excludes depreciation and amortization expense.
(b)	See Note 2 to the condensed consolidated financial statements.
(c)	Adjusted amounts are non-GAAP measures. 2010 adjusted amounts exclude the impact of the Venezuela currency devaluation. Variances are calculated using adjusted amounts, when appropriate. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A. Certain 2011 amounts are included for reference purposes.

2010 Venezuela Currency Devaluation

On January 8, 2010, Venezuela announced a devaluation of the Venezuelan Bolivar and created a two tier exchange rate system. Effective January 1, 2011, the two tier system was eliminated and a single exchange rate of 4.3 (implying a 50% devaluation) is now required for all transactions including Praxair’s operations. In the first quarter 2010, Praxair recorded a $27 million charge ($26 million after-tax or $ 0.08 per diluted share) due primarily to the remeasurement of the local Venezuelan balance sheet to reflect the new official 4.3 exchange rate.

Results of Operations

As previously described, references to “adjusted” amounts refer to reported amounts adjusted to exclude the impact of special items and are non-GAAP measures. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A.

Quarter Ended March 31, 2011 vs. 2010
% Change
Sales
Volume	8%
Price/Mix/Other	1%
Cost pass-through	—%
Currency	2%
Acquisitions/ divestitures	—%

Total sales change	11%

Sales increased $274 million, or 11%, for the first quarter versus 2010. The underlying increase in sales of 9% reflects higher volumes in all geographies coupled with the impact of higher overall pricing. Sales to the chemicals, metals, electronics and manufacturing end markets showed the strongest growth compared with the prior year. Currency effects added 2% to sales in the quarter.

Gross margin in 2011 improved $119 million, or 11%, for the first quarter versus 2010 primarily due to higher volumes and price. The gross margin percentage increased slightly to 43.2% in 2011, due to higher price.

Selling, general and administrative (SG&A) expenses increased $14 million, or 5%, for the first quarter versus 2010, but decreased as a percentage of sales. The increase in SG&A expenses was due primarily to benefit costs, currency, incentive compensation and other labor costs associated with increased business activity.

Depreciation and amortization expense increased $16 million, or 7%, for the first quarter versus 2010 periods. The increase was due to depreciation associated with new project start-ups and currency impacts.

Other income (expense) – net for the 2011 first quarter was a $1-million expense, consistent with the first quarter of 2010.

Operating profit increased $85 million, or 17%, for the first quarter 2011 versus adjusted operating profit for the same period in 2010. This increase was driven primarily by higher sales volumes, price and lower costs due to ongoing productivity initiatives and cost reductions.

Interest expense – net increased $3 million, or 9%, for the first quarter versus 2010 primarily due to higher debt levels.

The effective tax rate for the first quarter 2011 was 28.1% consistent with the adjusted effective tax rate for the same period in 2010.

Praxair’s significant sources of equity income are in China, Italy, the Middle East, and Norway. Income from equity investments increased $2 million as compared to the same period in 2010. This increase relates primarily to higher earnings in Italy and Norway and the acquisition of ROC in the Middle East.

Net income – Praxair, Inc. for the first quarter 2011 increased $58 million, or 17%, as compared to the adjusted net income – Praxair, Inc. for the same period in 2010. The increase was due primarily to higher operating profit partially offset by higher interest and income taxes.

Diluted earnings per share (EPS) for the first quarter 2011 increased $0.20 per diluted share, or 18%, as compared to the adjusted diluted earnings per share for the same period in 2010. The underlying increase in EPS is attributable to an increase in net income – Praxair, Inc. coupled with a lower number of diluted shares outstanding due to the impact of the company’s net repurchases of common stock since 2010.

The number of employees at March 31, 2011 was 25,482, reflecting a decrease of 779 employees from December 31, 2010 primarily due to the U.S. homecare divestiture completed on March 4, 2011.

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows:

	Quarter ended March 31,
(Dollar amounts in millions)	2011	2010	Variance

SALES
North America	$1,334	$1,238	8%
Europe	343	338	1%
South America	558	458	22%
Asia	310	258	20%
Surface Technologies	157	136	15%

	$2,702	$2,428	11%

OPERATING PROFIT
North America	$322	$277	16%
Europe	65	67	(3)%
South America	133	109	22%
Asia	46	34	35%
Surface Technologies	25	19	32%

Segment operating profit	591	506	17%
Venezuela currency devaluation (Note 2)	—	(27)

Total operating profit	$591	$479

North America

Quarter Ended March 31, 2011 vs. 2010
% Change

Sales
Volume	6%
Price/Mix/Other	1%
Currency	2%
Acquisitions/divestitures	(1)%

Total sales change	8%

Sales increased $96 million, or 8%, in the first quarter versus 2010 primarily due to 6% volume growth as merchant liquid and packaged gases volumes both showed strong growth. Underlying sales, including price, increased 7% due to the strengthening manufacturing, chemicals, metals and energy end-markets. Currency appreciation in Canada and Mexico increased sales by 2%. The U.S. homecare divestiture decreased sales by 1% versus the prior-year quarter.

Operating profit increased $45 million, or 16%, versus 2010. Operating profit grew as a result of higher volumes, price and benefits from ongoing productivity initiatives and cost reductions.

Europe

	Quarter ended March 31, 2011 vs. 2010
	% Change

Sales
Volume	3%
Cost pass-through	1%
Currency	(3	) %

Total sales change	1%

Sales increased $5 million, or 1%, for the first quarter versus 2010. Excluding currency effects, sales increased 4% primarily due to 3% volume growth. Growth was due primarily to higher on-site and merchant volumes in Germany, Italy and Spain.

Operating profit decreased $2 million, or 3%, for the first quarter versus 2010 due to product mix and currency effects, including a net income hedge loss of $2 million (see Note 5 to the condensed consolidated financial statements).

South America

Quarter ended March 31, 2011 vs. 2010
% Change

Sales
Volume	10%
Price/Mix/Other	4%
Cost pass-through	1%
Currency	7%

Total sales change	22%

Sales increased $100 million, or 22%, for the first quarter versus 2010. Currency appreciation increased sales by 7%. Underlying sales, excluding currency and cost pass-through, grew 14% versus the prior-year quarter. This increase was due to strong volume growth and higher overall pricing to metals, manufacturing and healthcare customers. Onsite, merchant and packaged gases in Brazil all grew versus prior-year.

Operating profit increased $24 million, or 22%, for the first quarter versus 2010. Underlying operating profit grew primarily due to higher volumes and higher pricing. Operating profit for the prior-year quarter included a benefit from a decision to settle certain disputes under a special amnesty program enacted by the State of Rio de Janeiro, which was largely offset by charges in connection with a non-core service business restructuring.

Asia

Quarter ended March 31, 2011 vs. 2010
% Change
Sales
Volume	14%
Price/Mix/Other	1%
Cost pass-through	2%
Currency	3%

Total sales change	20%

Sales increased $52 million, or 20%, for the first quarter versus 2010 largely due to 14% volume growth. Onsite and merchant volumes in China, India and Korea grew from stronger demand for metals, electronics and chemical customers and new plant start-ups. Higher cost pass-through and currency effects increased sales by 5%.

Operating profit increased $12 million, or 35%, for the first quarter versus 2010. Operating profit increased faster than sales due to the effect of higher volumes, price and lower costs due to ongoing productivity initiatives and cost reductions.

Surface Technologies

Quarter ended March 31, 2011 vs. 2010
% Change
Sales
Volume/Price	14%
Cost pass-through	1%

Total sales change	15%

Sales increased $21 million, or 15%, for the first quarter versus 2010. Underlying sales increased 14% for the quarter due to higher aviation and industrial coatings volumes.

Operating profit increased $6 million, or 32%, for the first quarter versus 2010. The increase was principally driven by higher volumes.

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

To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percent of YTD 2011 Consolidated Sales (a)	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		First Quarter Average		March 31, 2011	December 31, 2010
Currency		2011	2010
Brazil real	18%	1.67	1.80	1.63	1.67
Euro	15%	0.74	0.72	0.72	0.76
Canada dollar	9%	0.99	1.06	0.98	1.00
Mexico peso	6%	12.18	12.90	11.97	12.38
China yuan	4%	6.60	6.83	6.56	6.62
India rupee	2%	45.36	46.43	44.73	45.10
Korea won	2%	1,127	1,161	1,109	1,137
Singapore dollar	1%	1.28	1.40	1.26	1.30
Argentina peso	1%	4.01	3.84	4.05	3.98
Colombia peso	1%	1,877	1,946	1,871	1,914
Taiwan dollar	1%	29.37	32.12	29.49	29.42
Thailand bhat	1%	30.57	33.15	30.32	30.12
Venezuela bolivar	<1%	4.30	4.30	4.30	4.30
Japan yen	<1%	82.31	90.49	82.17	92.65

(a)	Certain Surface technologies segment sales are included in European, Brazilian and Indian sales.

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Quarter Ended March 31,
	2011	2010

NET CASH PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
Net income - Praxair, Inc. plus depreciation and amortization	$642	$542
Noncontrolling interests	11	9

Net income plus depreciation and amortization (including noncontrolling interests)	653	551

Adjustments to reconcile net income to net cash provided by operating activities:
Venezuela currency devaluation, net of payments	—	25
Working capital	(342)	(91)
Pension contributions	(8)	(8)
Long-term assets, liabilities and other	56	6

Net cash provided by operating activities	$359	$483

INVESTING ACTIVITIES
Capital expenditures	(334)	(288)
Acquisitions, net of cash acquired	—	(4)
Divestitures and asset sales	30	8

Net cash used for investing activities	$(304)	$(284)

FINANCING ACTIVITIES
Debt increases (reductions) - net	263	356
Issuances (purchases) of common stock - net	(138)	(68)
Cash dividends - Praxair, Inc. shareholders	(152)	(138)
Excess tax benefit on stock option exercises	18	5
Noncontrolling interest transactions and other	(1)	(5)

Net cash (used for) provided by financing activities	$(10)	$150

Cash Flow from Operations

Cash provided by operations of $359 million for first quarter decreased $124 million versus 2010. The decrease was primarily due to working capital changes, which were partially offset by increased net income – Praxair, Inc. plus depreciation and amortization during the current quarter. The working capital changes were primarily due to increased accounts receivable that support higher sales levels and higher incentive compensation payments related to the strong 2010 earnings levels.

Praxair estimates that 2011 contributions to its pension plans will be in the range of $95 to $105 million, of which $8 million have been made through March 31, 2011. On April 6, 2011, Praxair made a cash contribution of $75 million to one of its U.S. pension plans.

In the third quarter 2009, Praxair recorded the net impact related to a Federal tax amnesty program in Brazil (see Note 2 to the consolidated financial statements of Praxair’s 2010 Annual Report on Form 10-K). The program required a cash outlay of $34 million in the 2009 fourth quarter and is expected to require up to an additional $60 million of cash payments in the next twelve months depending on the timing of the Brazilian government consolidation process.

Investing

Net cash used for investing of $304 million for the first quarter increased $20 million versus 2010. Capital expenditures of $334 million relate largely to new production plants under contract for customers in North and South America, China and India.

Divestitures and asset sales of $30 million increased $22 million versus 2010 primarily due to the sale of the U.S. homecare business which closed on March 4, 2011.

A cash outlay of approximately $70 million is anticipated during the second quarter of 2011 to complete the ROC acquisition.

Financing

Cash used for financing activities was $10 million in 2011 versus cash provided by of $150 million in 2010.

In 2011, net debt increases of $263 million were more than offset by $138 million of net common stock repurchases and $152 million of cash dividends. Net common stock repurchases of $138 million increased $70 million versus 2010. Cash dividends of $152 million increased $14 million from the year ago period to $0.50 per share ($0.45 per share for 2010).

In 2010, net cash provided by financing of $150 million was primarily due to net debt increases of $356 million, partially offset by $68 million of net common stock repurchases and $138 million of cash dividends.

At March 31, 2011, Praxair’s total debt outstanding was $5,838 million, an increase of $281 million from December 31, 2010. On March 4, 2011, Praxair issued $500 million of 4.05% notes due 2021. The proceeds were used to reduce short-term debt, fund share repurchases under the share repurchase program and for general corporate purposes.

The company intends to secure a new credit facility to replace the $1,000 million Senior Unsecured credit facility that is set to expire in December 2011.

Legal Proceedings

See Note 11 to the condensed consolidated financial statements for a description of current legal proceedings.

Non-GAAP Financial Measures

The following non-GAAP measures are intended to supplement investors’ understanding of the company’s financial information by providing measures which investors, financial analysts and management use to help evaluate the company’s financial leverage, return on net assets employed and operating performance. Special items which the company does not believe to be indicative of on-going business trends are excluded from these calculations so that investors can better evaluate and analyze historical and future business trends on a consistent basis. Definitions of these non-GAAP measures may not be comparable to similar definitions used by other companies and are not a substitute for similar GAAP measures.

The following are the non-GAAP measures presented in the MD&A:

	Quarter Ended March 31,
(Dollar amounts in millions, except per share data)	2011	2010
Debt-to-capital	47.2%	48.5%
After-tax return on capital	14.4%	13.6%
Return on equity	26.6%	25.4%
Adjusted EBITDA	$844	$741
Debt-to-adjusted EBITDA	1.7	1.8

	Quarter Ended March 31,
	2011	2010 (a)
Adjusted amounts for 2010:
Operating profit	$591	$506
As a percent of sales	21.9%	20.8%
Effective tax rate	28.1%	27.8%
Net income - Praxair, Inc.	$398	$340
Diluted earnings per share	$1.29	$1.09

Debt-to-Capital Ratio

The debt-to-capital ratio is a measure used by investors, financial analysts and management to provide a measure of financial leverage and insights into how the company is financing its operations.

	March 31, 2011	December 31, 2010
(Dollar amounts in millions)
Total debt	$5,838	$5,557

Equity
Praxair, Inc. shareholders’ equity	6,165	5,792
Noncontrolling interests	372	353

Total equity	6,537	6,145

Total capital	$12,375	$11,702

DEBT-TO-CAPITAL RATIO	47.2%	47.5%

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

	Quarter Ended March 31,
(Dollar amounts in millions)	2011	2010
Operating profit (a)	591	$506
Less: income taxes (a)	(156)	(132)
Less: tax benefit on interest expense*	(10)	(9)
Add: equity income	9	7

Net operating profit after-tax (NOPAT)	$434	$372

Beginning capital	$11,702	$10,703
Ending capital	$12,375	$11,134
Average capital	$12,039	$10,919

ROC%	3.6%	3.4%

ROC% (annualized)	14.4%	13.6%

*	Tax benefit on interest expense is computed using the effective rate adjusted for non-recurring income tax benefits. The effective tax rate used was 28% for 2011 and 2010.

Return on Praxair, Inc. Shareholders’ Equity (ROE)

Return on Praxair, Inc. shareholders’ equity is a measure used by investors, financial analysts and management to evaluate operating performance from a Praxair shareholder perspective. ROE measures the net income attributable to Praxair, Inc. that the company was able to generate with the money shareholders have invested.

	Quarter Ended March 31,
(Dollar amounts in millions)	2011	2010
Net income - Praxair, Inc. (a)	$398	$340
Beginning Praxair, Inc. shareholders’ equity	$5,792	$5,315
Ending Praxair, Inc. shareholders’ equity	$6,165	$5,398
Average Praxair, Inc. shareholders’ equity	$5,979	$5,357
ROE%	6.7%	6.3%
ROE% (annualized)	26.6%	25.4%

Adjusted EBITDA and Debt-to-Adjusted EBITDA Ratio

These measures are used by investors, financial analysts and management to assess a company’s ability to meet its financial obligations.

	Quarter Ended March 31,
	2011	2010
(Dollar amounts in millions)
Net Income - Praxair, Inc. (a)	$398	$340
Add: noncontrolling interests	11	9
Add: interest expense - net	35	32
Add: income taxes (a)	156	132
Add: depreciation and amortization	244	228

Adjusted EBITDA	$844	$741

Beginning total debt	$5,557	$5,055
Ending total debt	$5,838	$5,404
Average total debt	$5,698	$5,230
DEBT-TO-ADJUSTED EBITDA RATIO	6.8	7.1
DEBT-TO-ADJUSTED EBITDA RATIO (annualized)	1.7	1.8

(a) Adjusted Amounts

2010 amounts are adjusted for the impact of the Venezuela currency devaluation. The company does not believe this item is indicative of on-going business trends and, accordingly, the impact is excluded from the reported amounts so that investors can better evaluate and analyze historical and future business trends on a consistent basis. Certain 2011 amounts are included for reference purposes.

	Quarter Ended March 31,
(Dollar amounts in millions, except per share data)	2011	2010
Adjusted Operating Profit and Margin

Reported operating profit	$591	$479
Add: Venezuela currency devaluation	—	27

Adjusted operating profit	$591	$506

Reported percent change	23%
Adjusted percent change	17%
Reported sales	$2,702	$2,428

Reported operating profit margin	21.9%	19.7%
Adjusted operating profit margin	21.9%	20.8%

Adjusted Income Taxes and Effective Tax Rate

Reported income taxes	$156	$131
Add: Venezuela currency devaluation	—	1

Adjusted income taxes	$156	$132

Reported income before income taxes and equity investments	$556	$447
Add: Venezuela currency devaluation	—	27

Adjusted income before income taxes and equity investments	$556	$474
Adjusted effective tax rate	28.1%	27.8%

Adjusted Net Income - Praxair, Inc.

Reported net income - Praxair, Inc.	$398	$314
Add: Venezuela currency devaluation	—	26

Adjusted net income - Praxair, Inc.	$398	$340

Reported percent change	27%
Adjusted percent change	17%

Adjusted Diluted Earnings Per Share

Reported diluted earnings per share	$1.29	$1.01
Add: Venezuela currency devaluation	—	0.08

Adjusted diluted earnings per share	$1.29	$1.09

Reported percent change	28%
Adjusted percent change	18%

New Accounting Standards

Refer to Note 1 of the condensed consolidated financial statements for information regarding new accounting standards.

Outlook

For the second quarter of 2011, diluted earnings per share are expected to be in the range of $1.33 to $1.38.

For the full year of 2011, Praxair expects sales of about $11 billion. Reported diluted earnings per share are expected to be in the range of $5.35 to $5.45. Full-year capital expenditures are expected to be in the range of $1.6-1.8 billion supporting the current backlog of projects under contract with customers, which will come on stream in 2011 through 2012.

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

Refer to Item 7A. to Part II of Praxair’s 2010 Annual Report on Form 10-K for discussion.

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

Praxair has substantial international operations which are subject to risks including devaluations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest, possible nationalization and/or expropriation of assets, domestic and international tax laws and compliance with governmental regulations. These events could have an adverse effect on the international operations in the future by reducing the demand for its products, decreasing the prices at which it can sell its products, reducing the U.S. dollar value of revenue from international operations or otherwise having an adverse effect on its business. In particular, due to recent government actions related to business and currency regulations, there is considerable risk associated with operations in Venezuela (see Note 2 to the condensed consolidated financial statements). At March 31, 2011, Praxair’s sales and net assets in Venezuela were less than 1% of Praxair’s consolidated amounts.

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

Praxair is subject to income and other taxes in both the United States and numerous foreign jurisdictions. The determination of the company’s worldwide provision for income taxes and other tax liabilities requires judgment and is based on diverse legislative and regulatory structures that exist in the various jurisdictions where the company operates. Although management believes its estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in its financial statements and may materially affect the company’s financial results for the period when such determination is made. See Notes 5 and 17 to the consolidated financial statements of Praxair’s 2010 Annual Report on Form 10-K.

Pension Liabilities - Risks related to our pension benefit plans may adversely impact our results of operations and cash flows.

Pension benefits represent significant financial obligations that will be ultimately settled in the future with employees who meet eligibility requirements. Because of the uncertainties involved in estimating the timing and amount of future payments and asset returns, significant estimates are required to calculate pension expense and liabilities related to the company’s plans. The company utilizes the services of independent actuaries, whose models are used to facilitate these calculations. Several key assumptions are used in the actuarial models to calculate pension expense and liability amounts recorded in the consolidated financial statements. In particular, significant changes in actual investment returns on pension assets, discount rates, or legislative or regulatory changes could impact future results of operations and required pension contributions. For information regarding the potential impacts regarding significant assumptions used to estimate pension expense, including discount rates and the expected long-term rates of return on plan assets. See “Critical Accounting Policies - Pension Benefits” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Praxair’s 2010 Annual Report on Form 10-K.

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

Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended March 31, 2011 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Program (2) (Millions)
January 2011	964	$92.64	964	$955
February 2011	607	$96.79	607	$896
March 2011	621	$97.66	621	$835

First Quarter 2011	2,192	$95.21	2,192	$835

(1)	On July 28, 2010, the company announced that the company’s board of directors approved the repurchase of an additional $1.5 billion of its common stock which may take place from time to time on the open market (which may include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions.

(2)	As of March 31, 2011, the company purchased $665 million of its common stock, pursuant to the 2010 program, leaving an additional $835 million remaining authorized under the 2010 program. The 2010 program does not have any stated expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits:

12.01	Computation of Ratio of Earnings to Fixed Charges.

31.01	Rule 13a-14(a) Certification

31.02	Rule 13a-14(a) Certification

32.01	Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act).

32.02	Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Praxair, Inc. and Subsidiaries

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAXAIR, INC.
(Registrant)

Date: April 27, 2011	By:	/s/ Elizabeth T. Hirsch
Elizabeth T. Hirsch
Vice President and Controller
(On behalf of the Registrant and as Chief Accounting Officer)