Form 10-Q
period 2011-06-30
PRAXAIR INC
filed 2011-07-27
CIK 884905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

At June 30, 2011, 302,158,434 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions of dollars, except per share data)

(UNAUDITED)

	Quarter Ended June 30,
	2011	2010
SALES	$2,858	$2,527
Cost of sales, exclusive of depreciation and amortization	1,640	1,437
Selling, general and administrative	309	302
Depreciation and amortization	254	230
Research and development	23	19
Other income (expense) - net	(5)	8

OPERATING PROFIT	627	547
Interest expense - net	36	29

INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	591	518
Income taxes	163	145

INCOME BEFORE EQUITY INVESTMENTS	428	373
Income from equity investments	11	8

NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	439	381
Less: noncontrolling interests	(14)	(10)

NET INCOME - PRAXAIR, INC.	$425	$371

PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS

Basic earnings per share	$1.40	$1.21

Diluted earnings per share	$1.38	$1.19

Cash dividends per share	$0.50	$0.45

WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	303,709	306,826
Diluted shares outstanding	308,253	311,109

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions of dollars, except per share data)

(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
SALES	$5,560	$4,955
Cost of sales, exclusive of depreciation and amortization	3,176	2,818
Selling, general and administrative	617	596
Depreciation and amortization	498	458
Research and development	45	37
Venezuela currency devaluation	—	27
Other income (expense) - net	(6)	7

OPERATING PROFIT	1,218	1,026
Interest expense - net	71	61

INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	1,147	965
Income taxes	319	276

INCOME BEFORE EQUITY INVESTMENTS	828	689
Income from equity investments	20	15

NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	848	704
Less: noncontrolling interests	(25)	(19)

NET INCOME - PRAXAIR, INC.	$823	$685

PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS

Basic earnings per share	$2.71	$2.23

Diluted earnings per share	$2.67	$2.20

Cash dividends per share	$1.00	$0.90

WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	303,890	306,810
Diluted shares outstanding	308,460	311,251

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Millions of dollars)

(UNAUDITED)

	June 30, 2011	December 31, 2010
ASSETS

Cash and cash equivalents	$80	$39
Accounts receivable - net	1,925	1,664
Inventories	450	399
Prepaid and other current assets	303	276

TOTAL CURRENT ASSETS	2,758	2,378

Property, plant and equipment (less accumulated depreciation of $10,720 at June 30, 2011 and $10,142 at December 31, 2010)	10,079	9,532
Goodwill	2,130	2,066
Other intangible assets - net	127	132
Other long-term assets	1,316	1,166

TOTAL ASSETS	$16,410	$15,274

LIABILITIES AND EQUITY

Accounts payable	$885	$830
Short-term debt	403	370
Current portion of long-term debt	31	32
Other current liabilities	677	878

TOTAL CURRENT LIABILITIES	1,996	2,110

Long-term debt	5,685	5,155
Other long-term liabilities	1,959	1,864

TOTAL LIABILITIES	9,640	9,129

Commitments and contingencies (Note 11)

Praxair, Inc. Shareholders’ Equity:
Common stock $0.01 par value, authorized - 800,000,000 shares, issued 2011 - 382,737,469 shares and 2010 - 382,623,071 shares	4	4
Additional paid-in capital	3,760	3,702
Retained earnings	7,997	7,475
Accumulated other comprehensive income (loss)	(675)	(1,018)
Treasury stock, at cost (2011 - 80,579,035 shares and 2010 - 78,626,501 shares)	(4,686)	(4,371)

Total Praxair, Inc. Shareholders’ Equity	6,400	5,792
Noncontrolling interests	370	353

TOTAL EQUITY	6,770	6,145

TOTAL LIABILITIES AND EQUITY	$16,410	$15,274

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of dollars)

(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
OPERATIONS
Net income - Praxair, Inc.	$823	$685
Noncontrolling interests	25	19

Net income (including noncontrolling interests)	848	704

Adjustments to reconcile net income to net cash provided by operating activities:
Venezuela currency devaluation, net of payments	—	24
Depreciation and amortization	498	458
Deferred income taxes	82	100
Share-based compensation	30	23
Accounts receivable	(267)	(48)
Inventory	(50)	3
Prepaid and other current assets	(32)	(18)
Payables and accruals	(153)	(28)
Pension contributions	(85)	(114)
Long-term assets, liabilities and other	61	(85)

Net cash provided by operating activities	932	1,019

INVESTING
Capital expenditures	(767)	(613)
Acquisitions, net of cash acquired	(80)	(20)
Divestitures and asset sales	37	21

Net cash used for investing activities	(810)	(612)

FINANCING
Short-term debt borrowings (repayments) - net	26	(53)
Long-term debt borrowings	699	1,193
Long-term debt repayments	(204)	(1,167)
Issuances of common stock	142	55
Purchases of common stock	(485)	(140)
Cash dividends - Praxair, Inc. shareholders	(303)	(275)
Excess tax benefit on stock option exercises	41	13
Noncontrolling interest transactions and other	(1)	(11)

Net cash ( used for) provided by financing activities	(85)	(385)

Effect of exchange rate changes on cash and cash equivalents	4	(19)

Change in cash and cash equivalents	41	3
Cash and cash equivalents, beginning-of-period	39	45

Cash and cash equivalents, end-of-period	$80	$48

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

Accounting Standards to be Implemented

•

Expanded Disclosures for Fair Value Measurements – In May 2011, the FASB issued additional guidance expanding the disclosures for Fair Value Measurements, particularly Level 3 inputs. For fair value measurements categorized in Level 3 of the fair value hierarchy, required disclosures include: (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation processes in place, and (3) a narrative description of the sensitivity of the fair value changes in unobservable inputs and interrelationships between those inputs. These disclosures will be required for Praxair beginning with the year-end 2011 financial statements. Praxair does not expect this requirement to have a significant impact on the condensed consolidated financial statements.

•

Other Comprehensive Income – In June 2011, the FASB issued a standard regarding the presentation of other comprehensive income (“OCI”). The main provisions of this standard eliminate the option of presenting other comprehensive income in the statement of changes in equity, and provide that an entity report items of other comprehensive income in either one of two presentations:

•	A single statement that must present the components of net income, other comprehensive income and total comprehensive income.

•

A two-statement approach, whereby an entity must present the components of net income in the first statement, which is immediately followed by a separate financial statement that presents the components of other comprehensive income and total comprehensive income.

Under either method, adjustments must be displayed on the face of the financial statements for items that are reclassified from OCI to net income. The standard does not affect the calculation or reported earnings per share and, for Praxair, will be applied retrospectively beginning with the first quarter 2012 condensed consolidated financial statements. Praxair plans to adopt the two-statement approach in the first quarter 2012.

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

3. Supplemental Information

Inventories

The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	June 30, 2011	December 31, 2010
Inventories
Raw materials and supplies	$156	$139
Work in process	58	49
Finished goods	236	211

Total inventories	$450	$399

Financing receivables

Financing receivables is not a normal practice for the company. The net financing receivables balances at June 30, 2011 and December 31, 2010 are $47 million and $51 million, respectively, and are included within the other long-term assets of the condensed consolidated balance sheets. The balances at June 30, 2011 and December 31, 2010 are net of credit allowances of $93 million and $77 million, respectively. The balance in both periods relates primarily to government receivables in Brazil and other long-term notes receivable from customers, the majority of which are fully reserved. Collectability is reviewed regularly and uncollectible amounts are written-off as appropriate. The fluctuation within this account was due primarily to foreign currency movements.

4. Debt

The following is a summary of Praxair’s outstanding debt at June 30, 2011 and December 31, 2010:

(Millions of dollars)	June 30, 2011	December 31, 2010

SHORT-TERM
Commercial paper and U.S. bank borrowings	$218	$207
Other bank borrowings (primarily international)	185	163

Total short-term debt	403	370

LONG-TERM
U.S. borrowings
6.375% Notes due 2012 (a, b, d)	503	505
1.75% Notes due 2012 (a, b)	408	411
3.95% Notes due 2013	350	350
2.125% Notes due 2013(a, b)	517	516
4.375% Notes due 2014(a)	299	299
5.25% Notes due 2014	400	400
4.625% Notes due 2015	500	500
3.25% Notes due 2015(a, b)	427	421
5.375% Notes due 2016	400	400
5.20% Notes due 2017	325	325
4.50% Notes due 2019(a)	597	597
4.05% Notes due 2021(a, c)	498	—
Other	5	6
International bank borrowings	478	448
Obligations under capital leases	9	9

	5,716	5,187
Less: current portion of long-term debt	(31)	(32)

Total long-term debt	5,685	5,155

Total debt	$6,119	$5,557

(a)	Amounts are net of unamortized discounts.
(b)	June 30, 2011 and December 31, 2010 include a $56 million and $55 million fair value increase, respectively, related to hedge accounting. See Note 5 for additional information.
(c)	On March 4, 2011, Praxair issued $500 million of 4.05% notes due 2021. The proceeds were used to reduce short-term debt, to fund share repurchases under the 2010 share repurchase program and for general corporate purposes.
(d)	Classified as long-term because of the Company’s intent to refinance this debt on a long-term basis and the availability of such financing under the company’s $1.75 –billion senior unsecured credit facility with a syndicate of banks entered into on July 26, 2011 which expires in 2016. The covenants contained in the new credit facility are similar to those under Praxair’s previous facility. See Note 12 to the consolidated financial statements of Praxair’s 2010 Annual Report on Form 10-K.

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

When a derivative is executed and hedge accounting is appropriate, it is designated as either a fair-value hedge or a cash-flow hedge. Currently, Praxair designates all interest-rate and treasury rate locks as hedges for accounting purposes; however, currency contracts are generally not designated as hedges for accounting purposes unless they are related to forecasted transactions. Whether designated as hedges for accounting purposes or not, all derivatives are linked to an appropriate underlying exposure. On an ongoing basis, the company assesses the hedge effectiveness of all derivatives designated as hedges for accounting purposes to determine if they continue to be highly effective in offsetting changes in fair values or cash flows of the underlying hedged items. If it is determined that the hedge is not highly effective, then hedge accounting will be discontinued prospectively.

Counterparties to Praxair’s derivatives are major banking institutions with credit ratings of investment grade or better and no collateral is required, and there are no significant risk concentrations. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.

The following table is a summary of the notional amount and fair value of derivatives outstanding at June 30, 2011 and December 31, 2010:

			Fair Value
(Millions of dollars)	Notional Amounts		Assets		Liabilities
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010

Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$1,342	$1,011	$2	$2	$1	$2
Anticipated net income (b)	137	137	4	10	—	—

Total	$1,479	$1,148	$6	$12	$1	$2
Derivatives Designated as Hedging Instruments:
Interest rate swaps (b)	400	900	28	39	—	—

Total Derivatives	$1,879	$2,048	$34	$51	$1	$2

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.
(b)	Assets are recorded in other long term assets.

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

Anticipated Net Income

The anticipated net income hedge contracts at June 30, 2011 and December 31, 2010 consist of foreign currency options related to anticipated net income in Brazil, Europe and Canada. Over the term of the contracts, the fair value adjustments from net-income hedging contracts are largely offset by the impacts on reported net income resulting from the currency translation process. The accounting rules pertaining to derivatives and hedging do not allow hedges of anticipated net income to be designated as hedging instruments.

Interest Rate Contracts

Interest Rate Swaps

At June 30, 2011, Praxair had an interest-rate swap agreement outstanding related to the $400 million 3.25% fixed-rate notes that mature in 2015 outstanding which effectively convert fixed-rate interest to variable-rate interest. This interest rate swap agreement was designated as a fair value hedge with the resulting fair value adjustments recognized in earnings along with an equally offsetting charge/benefit to earnings for the changes in the fair value of the underlying debt instrument. At June 30, 2011, $28 million was recognized as a long-term asset for the fair value of the swap agreement with an offsetting increase in the fair value of these notes ($23 million at December 31, 2010).

In June 2011, Praxair terminated $500 million notional amount of interest-rate swap agreements, on the $500 million 2.125% notes that mature in 2013 and received an $18 million cash payment, representing the gain on the swap agreements at that time. The gain will be effectively recognized in earnings as a reduction to interest expense over the remaining term of the underlying debt. During the quarter and six month periods ended June 30, 2011, $1 million was recognized as a reduction to interest expense, respectively, and $17 million remains unrecognized at June 30, 2011 and is shown as an increase to long-term debt. The cash received relating to the $18 million debt increase is shown in the Noncontrolling interest transactions and other in the financing section in the 2011 condensed consolidated statement of cash flows.

In October 2010, Praxair terminated $400 million notional amount of interest-rate swap agreements, on the $400 million 1.75% notes that mature in 2012 and received a $13 million cash payment representing the gain on the swap agreements at that time. The gain is effectively being recognized in earnings as a reduction to interest expense over the remaining term of the underlying debt. During the quarter and six month periods ended June 30, 2011 , $2 million and $3 million was recognized as a reduction to interest expense, respectively and $8 million remains unrecognized at June 30, 2011 ($11 million at December 31, 2010) and is shown as an increase to long-term debt.

During 2002, Praxair terminated $500 million notional amount of interest-rate swap agreements that effectively converted fixed-rate interest to variable-rate interest on the $500 million 6.375% notes that mature in April 2012 and received a $47 million cash payment representing the gain on the swap agreements at that time. The gain is effectively being recognized in earnings as a reduction to interest expense over the remaining term of the underlying debt. During the quarters and six month periods ended June 30, 2011 and 2010, $1 million and $2 million was recognized as a reduction to interest expense, respectively, and $3 million remains unrecognized at June 30, 2011 ($5 million at December 31, 2010) and is shown as an increase to long-term debt.

Treasury Rate Locks

In December 2008, Praxair entered into treasury rate lock contracts totaling $500 million notional amount to hedge the cash flow exposure attributable to the changes in the treasury rate portion of the interest rate on a forecasted debt issuance. The treasury rate locks were designated as and accounted for as cash flow hedges. In January 2009, the company settled the treasury rate locks and received a cash payment of $16 million ($10 million net of taxes) which was recorded as a gain in Accumulated other comprehensive income (“AOCI”). On August 13, 2009, Praxair issued $600 million of 4.50% notes due August 2019, which represents the forecasted debt issuance that was originally hedged in December 2008. The gain recorded in AOCI is currently being reclassified to earnings as a decrease to interest expense over the remaining term of these notes.

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

The gains (losses) for treasury rate lock contracts are reclassified to earnings as interest expense-net. The amount of gains (losses) reclassified to earnings for the quarters and six month ended June 30, 2011 and 2010 was less than $1 million, respectively. Net gains (losses) of $1 million are expected to be reclassified to earnings over the next twelve months. There was no ineffectiveness.

The following table summarizes the impacts of the Company’s derivatives on the consolidated statement of income for the quarters and six months ended June 30, 2011 and 2010:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (a)
(Millions of dollars)	Quarter Ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$—	$(20)	$(6)	$(26)
Other balance sheet items	3	2	5	2
Anticipated net income	(2)	4	(5)	4

Total	$1	$(14)	$(6)	$(20)

(a)	The gains (losses) on balance sheet items are largely offset by gains (losses) recorded on the underlying hedged assets and liabilities. The gains (losses) for the derivatives and the underlying hedged assets and liabilities related to debt items are recorded in the consolidated statement of income as interest expense-net. Other balance sheet items and anticipated net income gains (losses) are recorded in the consolidated statement of income as other income (expense)-net.

There was no pre-tax gain (loss) recognized in AOCI for the quarters ended June 30, 2011 and 2010.

6. Fair Value Disclosures

The fair value hierarchy prioritizes the input to valuation techniques used to measure fair value into three broad levels as follows:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis at June 30, 2011:

	Fair Value Measurements Using
(Millions of dollars)	Level 1	Level 2	Level 3	Total

Assets
Derivative assets	$—	$34	$—	$34
Investments	2	—	—	2

Total	$2	$34	$—	$36

Liabilities
Derivative liabilities	$—	$1	$—	$1

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

The fair values of cash and cash equivalents, short-term debt, accounts receivable-net, and accounts payable approximate carrying amounts because of the short maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. At June 30, 2011, the estimated fair value of Praxair’s long-term debt portfolio was $6,079 million versus a carrying value of $5,716 million. At December 31, 2010, the estimated fair value of Praxair’s long-term debt portfolio was $5,498 million versus a carrying value of $5,187 million. Differences from carrying amounts are attributable to interest-rate changes subsequent to when the debt was issued.

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

7. Earnings Per Share – Praxair, Inc. Shareholders

Basic earnings per share is computed by dividing Net Income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net Income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator (Millions of dollars)
Net Income - Praxair, Inc.	$425	$371	$823	$685

Denominator (Thousands of shares)
Weighted average shares outstanding	303,081	306,179	303,265	306,162
Shares earned and issuable under compensation plans	628	647	625	648

Weighted average shares used in basic earnings per share	303,709	306,826	303,890	306,810
Effect of dilutive securities
Stock options and awards	4,544	4,283	4,570	4,441

Weighted average shares used in diluted earnings per share	308,253	311,109	308,460	311,251

Basic Earnings Per Share	$1.40	$1.21	$2.71	$2.23
Diluted Earnings Per Share	$1.38	$1.19	$2.67	$2.20

There were no antidilutive shares for the quarter and six months ended June 30, 2011. Stock options of 3,200,122 and 3,201,668 were antidilutive and therefore excluded in the computation of diluted earnings per share for the quarter and six months ended June 30, 2010.

8. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2011 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2010	$1,303	$246	$343	$33	$141	$2,066
Acquisitions	6	1	—	—	—	7
Purchase adjustments & other	(3)	—	—	—	—	(3)
Foreign currency translation	7	19	28	—	6	60

Balance, June 30, 2011	$1,313	$266	$371	$33	$147	$2,130

Impairment tests have been performed annually during the second quarter of each year since the initial adoption of the goodwill accounting standard in 2002, and no impairments were indicated. Also, there were no indicators of impairment through June 30, 2011.

Changes in the carrying amounts of other intangibles for the six months ended June 30, 2011 were as follows:

(Millions of dollars)	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2010	$166	$28	$24	$218
Additions	1	1	—	2
Foreign currency translation	5	—	—	5
Other	—	(2)	—	(2)

Balance, June 30, 2011	$172	$27	$24	$223

Less: Accumulated amortization
Balance, December 31, 2010	$(63)	$(16)	$(7)	$(86)
Amortization expense	(7)	(2)	(1)	(10)
Foreign currency translation	(2)	—	—	(2)
Other	—	2	—	2

Balance, June 30, 2011	$(72)	$(16)	$(8)	$(96)

Net balance at June 30, 2011	$100	$11	$16	$127

There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible asset is approximately 13 years.

Total estimated annual amortization expense is as follows:

(Millions of dollars)
Remaining 2011	$10
2012	18
2013	17
2014	15
2015	15
Thereafter	52

$127

9. Share-Based Compensation

Share-based compensation of $16 million ($11 million after tax) and $13 million ($9 million after tax) was recognized during the quarters ended June 30, 2011 and 2010, respectively. Share-based compensation of $30 million ($21 million after tax) and $23 million ($16 million after tax) was recognized for the six months ended ended June 30, 2011 and 2010, respectively. The expense was recorded primarily in selling, general and administrative expenses. There was no share-based compensation cost that was capitalized. For further details regarding Praxair’s share-based compensation arrangements and prior year grants, refer to Note 15 to the consolidated financial statements of Praxair’s 2010 Annual Report on Form 10-K.

Stock Options

The weighted-average fair value of options granted during six months ended June 30, 2011 was $17.70 ($12.55 in 2010) based on the Black-Scholes Options-Pricing model.

The following weighted-average assumptions were used for grants in 2011 and 2010 :

	Six Months Ended June 30,
	2011	2010
Dividend yield	2.0%	2.4%
Volatility	22.3%	20.8%
Risk-free interest rate	2.2%	2.5%
Expected term years	5	5

The following table summarizes option activity under the plans as of June 30, 2011 and changes during the six-month period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2011	15,895	$58.68
Granted	1,655	97.82
Exercised	(2,792)	48.16
Cancelled or Expired	(349)	82.27

Outstanding at June 30, 2011	14,409	64.62	6.1	$631

Exercisable at June 30, 2011	11,193	$59.08	5.2	$552

The aggregate intrinsic value represents the difference between the company’s closing stock price of $108.39 as of June 30, 2011 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during the quarter and six months ended June 30, 2011 was $78 million and $147 million, respectively ($29 million and $50 million during the same time periods in 2010, respectively).

Cash received from option exercises under all share-based payment arrangements for the quarter and six months ended June 30, 2011 was $61 million and $134 million ($30 million and $48 million for the same time periods in 2010, respectively). The cash tax benefit realized from stock option exercises totaled $28 million and $52 million for the quarter and six months ended June 30, 2011, of which $41 million in excess tax benefits was classified as financing cash flows for the six months ended June 30, 2011 ($10 million and $15 million tax benefit for the same time periods in 2010 of which $13 million represented excess tax benefit for the six months ended June 30, 2010).

As of June 30, 2011, $34 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.1 years.

Performance-Based and Restricted Stock Awards

During the six months ended June 30, 2011, the company granted performance-based stock units to employees which vest on the third anniversary of their grant date. The actual number of shares issued in settlement of a vested award can range from zero to 150 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three-year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s common stock on the date of the grant and the estimated performance that will be achieved. Compensation expense will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved.

During the six months ended June 30, 2011, the company also granted restricted stock units to employees. The majority of the restricted stock units vest at the end of or ratably over a three-year service period. Compensation expense related to the restricted stock units is recognized on a straight-line basis over the vesting period.

The weighted-average fair value of performance-based stock and restricted stock units granted during the six months ended June 30, 2011 was $92.06 and $92.19, respectively ($70.99 and $71.81 for the same periods in 2010). This is based on the closing market price of Praxair’s common stock on the grant date adjusted for dividends that will not be paid during the vesting period.

The following table summarizes non-vested performance-based and restricted stock award activity as of June 30, 2011 and changes during the period then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
Performance-Based and Restricted Stock Activity	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2011	674	$62.80	300	$65.14
Granted	307	92.06	106	92.19
Vested	—	—	(57)	59.82
Cancelled	(13)	74.64	(6)	70.54

Non-vested at June 30, 2011	968	$71.71	343	$75.21

As of June 30, 2011, based on current estimates of future performance, $42 million of unrecognized compensation cost related to performance-based awards is expected to be recognized through the first quarter of 2013 and $16 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized through the first quarter of 2017.

10. Retirement Programs

The components of net pension and postretirement benefits other than pensions (OPEB) costs for the quarters and six-month periods ended June 30, 2011 and 2010 are shown below:

	Quarter Ended June 30,				Six Months Ended June 30,
	Pensions		OPEB		Pensions		OPEB
(Millions of dollars)	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$11	$10	$1	$1	$22	$20	$2	$3
Interest cost	32	30	4	3	63	60	8	7
Expected return on plan assets	(38)	(37)	—	—	(76)	(70)	—	—
Net amortization and deferral	12	9	(2)	—	23	17	(4)	—

Net periodic benefit cost	$17	$12	$3	$4	$32	$27	$6	$10

Praxair estimates that 2011 contributions to its pension plans will be in the area of $100 million, of which $85 million have been made through June 30, 2011.

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

During May 2009, the Brazilian government published Law 11941/2009 instituting a new voluntary amnesty program (“Refis Program”) which allowed Brazilian companies to settle certain federal tax disputes at reduced amounts. During the 2009 third quarter, Praxair decided to settle many of its outstanding federal tax disputes and these disputes were enrolled in the Refis Program (see Note 2 to the consolidated financial statements of Praxair’s 2010 Annual Report on Form 10-K). The final settlement related to the Refis Program is subject to final calculation and review by the Brazilian federal government and the company currently anticipates the review will conclude during the next year. Any differences from amounts recorded will be adjusted to income at that time. Also, during the second quarter 2011, the Rio state government completed its review of the calculations related to disputes enrolled under a 2010 Rio Amnesty Program resulting in no significant adjustments.

At June 30, 2011 the most significant other claims relate to a state VAT tax matter associated with a procedural issue and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties as appropriate, is approximately $200 million. Praxair has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

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

•

Claims brought by welders alleging that exposure to manganese contained in welding fumes caused neurological injury. Praxair has never manufactured welding consumables. Such products were manufactured prior to 1985 by a predecessor company of Praxair. As of December 31, 2010, Praxair was a co-defendant with many other companies in lawsuits alleging personal injury caused by manganese contained in welding fumes. There were a total of 291 individual claimants in these cases, a significant decline since 2005. The cases were pending in several state and federal courts. The federal cases have been transferred to the U.S. District Court for the Northern District of Ohio for coordinated pretrial proceedings. The plaintiffs seek unspecified compensatory and, in most instances, punitive damages. In the past, Praxair has either been dismissed from the cases with no payment or has settled a few cases for nominal amounts. These claims raise numerous, individual issues that make them generally unsuited for class action status. Separately, various class actions for medical monitoring have been proposed but none have been certified. No reserves have been recorded for these cases as management does not believe that a loss from them is probable or reasonably estimable.

12. Segments

Sales and operating profit by segment for the quarters and six-month periods ended June 30, 2011 and 2010 are shown below. For a description of Praxair’s operating segments, refer to Note 18 to the consolidated financial statements of Praxair’s 2010 Annual Report on Form 10-K.

	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2011	2010	2011	2010

SALES(a)
North America	$1,371	$1,281	$2,705	$2,519
Europe	367	335	710	673
South America	611	490	1,169	948
Asia	341	280	651	538
Surface Technologies	168	141	325	277

	$2,858	$2,527	$5,560	$4,955

OPERATING PROFIT
North America	$336	$294	$658	$571
Europe	69	73	134	140
South America	139	114	272	223
Asia	56	44	102	78
Surface Technologies	27	22	52	41

Segment operating profit	627	547	1,218	1,053
Venezuela currency devaluation (Note 2)	—	—	—	(27)

Total operating profit	$627	$547	$1,218	$1,026

(a)	Intersegment sales, primarily from North America to other segments, were not significant for the quarters ended June 30, 2011 and 2010.

13. Equity

A summary of the changes in total equity for the quarters and six months ended June 30, 2011 and 2010 is provided below:

(Millions of dollars)	Quarter Ended June 30,
	2011			2010
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance, beginning of period	$6,165	$372	$6,537	$5,398	$332	$5,730

Net Income	425	14	439	371	10	381
Translation Adjustments	128	5	133	(197)	(12)	(209)
Derivative Instruments, net of less than $1 million of taxes in 2011 and 2010.	(1)		(1)			—
Funded Status - retirement obligations, net of $3 million taxes in 2011 and $17 million taxes in 2010	(8)	—	(8)	12		12

Comprehensive income (loss)	544	19	563	186	(2)	184
Dividends and other reductions to noncontrolling interests		(19)	(19)		(15)	(15)
Additions (Reductions) to noncontrolling interests (a)		(2)	(2)	(2)	—	(2)
Dividends to Praxair, Inc. common stock holders ($0.50 per share in 2011 and $0.45 per share in 2010)	(151)		(151)	(137)		(137)
Issuances of common stock:			—
For the dividend reinvestment and stock purchase plan	2		2	2		2
For employee savings and incentive plans	67		67	32		32
Purchases of common stock	(268)		(268)	(50)		(50)
Tax benefit from stock options	25		25	10		10
Share-based compensation	16		16	13		13

Balance, end of period	$6,400	$370	$6,770	$5,452	$315	$5,767

	Six Months Ended June 30,
	2011			2010
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance, beginning of period	$5,792	$353	$6,145	$5,315	$333	$5,648

Net Income	823	25	848	685	19	704
Translation Adjustments	348	15	363	(238)	(18)	(256)
Funded Status - retirement obligations, net of $4 million taxes in 2011 and $18 million taxes in 2010	(5)		(5)	10		10

Comprehensive income	1,166	40	1,206	457	1	458
Dividends and other reductions to noncontrolling interests		(22)	(22)	—	(19)	(19)
Additions (Reductions) to noncontrolling interests (a)		(1)	(1)	(2)	—	(2)
Dividends to Praxair, Inc. common stock holders ($1.00 per share in 2011 and $0.90 per share in 2010)	(303)		(303)	(275)		(275)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	4		4	4		4
For employee savings and incentive plans	144		144	57		57
Purchases of common stock	(478)		(478)	(142)		(142)
Tax benefit from stock options	45		45	15		15
Share-based compensation	30		30	23		23

Balance, end of period	$6,400	$370	$6,770	$5,452	$315	$5,767

(a)	Praxair increased (decreased) its ownership in certain consolidated subsidiaries. The difference between the purchase price and the related noncontrolling interests was recorded as a decrease in Praxair’s additional paid-in capital.

The components of accumulated other comprehensive income (loss) (“AOCI”) are as follows:

(Millions of dollars)	June 30, 2011	December 31, 2010
Cumulative translation adjustments (CTA)	$(164)	$(527)
Derivative instruments	4	4
Pension/ OPEB funded status obligation	(499)	(494)

	(659)	(1,017)
Less: noncontrolling interests (CTA)	16	1

AOCI - Praxair, Inc.	$(675)	$(1,018)

14. Acquisitions

On June 15, 2011, Praxair completed the acquisition of a 49% ownership interest in the ROC Group’s industrial gases business operating in the United Arab Emirates. This investment is being accounted for as an equity investment in the consolidated financial statements. In addition, during the six months ended June 30, 2011, Praxair completed several small acquisitions, related primarily to North American packaged gas distributors. The aggregate purchase price for acquisitions was $80 million for the six months ended June 30, 2011.

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

Consolidated Results

The following table provides summary data for the quarters ended June 30, 2011 and 2010:

	Quarter Ended June 30,			Six Months Ended June 30,
(Dollar amounts in millions, except per share data)	2011	2010	Variance	2011	2010	Variance
Reported Amounts
Sales	$2,858	$2,527	13%	$5,560	$4,955	12%
Gross margin (a)	$1,218	$1,090	12%	$2,384	$2,137	12%
As a percent of sales	42.6%	43.1%		42.9%	43.1%
Selling, general and administrative	$309	$302	2%	$617	$596	4%
As a percent of sales	10.8%	12.0%		11.1%	12.0%
Depreciation and amortization	$254	$230	10%	$498	$458	9%
Venezuela currency devaluation (b)	$—	$—		$—	$27
Other income (expense) - net	$(5)	$8		$(6)	$7
Operating profit	$627	$547	15%	$1,218	$1,026	19%
As a percent of sales	21.9%	21.6%		21.9%	20.7%
Interest expense - net	$36	$29	24%	$71	$61	16%
Effective tax rate	27.6%	28.0%		27.8%	28.6%
Net income - Praxair, Inc.	$425	$371	15%	$823	$685	20%
Diluted earnings per share	$1.38	$1.19	16%	$2.67	$2.20	21%
Diluted shares outstanding	308,253	311,109	(1)%	308,460	311,251	(1)%
Adjusted Amounts for 2010 (c)
Operating profit				$1,218	$1,053	16%
As a percent of sales				21.9%	21.3%
Effective tax rate				27.8%	27.9%
Net income - Praxair, Inc.				$823	$711	16%
Diluted earnings per share				$2.67	$2.28	17%

(a)	Gross margin excludes depreciation and amortization expense.
(b)	See Note 2 to the condensed consolidated financial statements.
(c)	Adjusted amounts are non-GAAP measures. Adjusted amounts for the six months ended June 30, 2010 exclude the impact of the Venezuela currency devaluation. Variances are calculated using adjusted amounts, when appropriate. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A. Certain 2011 amounts are included for reference purposes.

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

	Quarter Ended June 30, 2011 vs. 2010		Six Months Ended June 30, 2011 vs. 2010
	% Change		% Change
Sales
Volume	5%		6%
Price/Mix/Other	2%		2%
Cost pass-through	2%		1%
Currency	5%		4%
Acquisitions/(divestitures)	(1	) %	(1	) %

Total sales change	13%		12%

Sales increased $331 million, or 13%, for the second quarter and increased $605 million, or 12%, for the six months ended June 30, 2011 versus the respective 2010 periods. The underlying increase in sales of 7% and 8% for the quarter and year-to-date periods, respectively, reflects strong volume growth compared to the prior year in South America and Asia and moderate growth in North America as well as higher overall pricing. Sales to the chemicals, metals, electronics and manufacturing end markets showed the strongest growth compared with the prior year. Currency effects added 5% and 4% to sales in the quarter and year-to-date periods, respectively.

Gross margin in 2011 improved $128 million, or 12%, for the second quarter and increased $247 million, or 12%, for the six months ended June 30, 2011 versus the respective 2010 periods primarily due to higher volumes and higher overall pricing. The decrease in the gross margin percentage for the quarter and year-to-date periods to 42.6% and 42.9%, respectively, was primarily due to the impact of higher cost pass-through and product mix.

Selling, general and administrative (SG&A) expenses increased $7 million, or 2%, for the second quarter and increased $21 million, or 4%, for the six months ended June 30, 2011 versus the respective 2010 periods, but decreased as a percentage of sales in both periods. The increase in SG&A expenses was primarily due to benefit costs, currency, incentive compensation and other labor costs associated with increased business activity. These increases were partially offset by the impact of the U.S. homecare divestiture which was completed on March 4, 2011.

Depreciation and amortization expense increased $24 million, or 10%, for the second quarter and increased $40 million, or 9%, for the six months ended June 30, 2011 versus the respective 2010 periods. The increase was due to project start-ups and currency effects.

Other income (expense) – net was a $5 million expense and $6 million expense for the quarter and six months ended June 30, 2011, respectively, versus a $8 million benefit and $7 million benefit in the respective 2010 periods. The 2011 quarter and six-month periods included $1 million and $2 million of currency-related net losses, respectively, primarily related to net income hedges. The 2010 quarter and six-month periods included $5 million and $6 million of currency related net gains, respectively, primarily related to net income hedges (see Note 5 to the condensed consolidated financial statements). In addition, the 2011 periods included higher severance expense.

Operating profit increased $80 million, or 15%, for the second quarter versus 2010. For the six months ended June 30, 2011, operating profit of $1,218 million increased $192 million, or 19%, versus the respective 2010 adjusted amount. This increase was primarily driven by higher sales volumes and the impact of higher overall pricing.

Interest expense – net increased $7 million, or 24%, for the second quarter and increased $10 million, or 16%, for the six months ended June 30, 2011 versus the respective periods in 2010 due to higher debt levels and a long-term debt issuance which refinanced lower rate debt.

The reported effective tax rate for the second quarter 2011 was 27.6% versus 28.0% for the same period in 2010. The effective tax rate for the six months ended June 30, 2011 was 27.8% versus the adjusted effective tax rate of 27.9% for the same period in 2010. The effective tax rate for the full year is expected to be 28.0%.

Praxair’s significant sources of equity income are in China, Italy, the Middle East, and Norway. Income from equity investments increased $3 million in the second quarter and increased $5 million for the six months ended June 30, 2011 versus the respective 2010 periods. This increase relates primarily to higher earnings from our affiliates and the acquisition of ROC in the Middle East.

Net income – Praxair, Inc. increased $54 million, or 15%, for the second quarter versus 2010. For the six months ended June 30, 2011, net income – Praxair, Inc. of $823 million increased $138 million, or 20%, versus the respective 2010 adjusted amount. The increase was primarily due to higher operating profit.

Diluted earnings per share (EPS) was $1.38 per diluted share for the second quarter 2011 versus $1.19 for the second quarter 2010. For the six months ended June 30, 2011, EPS was $2.67 versus adjusted EPS of $2.28 for the respective 2010 period. Higher EPS is attributable to higher net income – Praxair, Inc coupled with a lower number of diluted shares outstanding due to the impact of the company’s net repurchases of common stock since 2010.

The number of employees at June 30, 2011 was 25,678, reflecting a decrease of 583 employees from December 31, 2010 primarily due to the U.S. homecare divestiture completed on March 4, 2011.

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows:

	Quarter ended June 30,			Six Months Ended June 30,
(Dollar amounts in millions)	2011	2010	Variance	2011	2010	Variance

SALES
North America	$1,371	$1,281	7%	$2,705	$2,519	7%
Europe	367	335	10%	710	673	5%
South America	611	490	25%	1,169	948	23%
Asia	341	280	22%	651	538	21%
Surface Technologies	168	141	19%	325	277	17%

	$2,858	$2,527	13%	$5,560	$4,955	12%

OPERATING PROFIT
North America	$336	$294	14%	$658	$571	15%
Europe	69	73	(5)%	134	140	(4)%
South America	139	114	22%	272	223	22%
Asia	56	44	27%	102	78	31%
Surface Technologies	27	22	23%	52	41	27%

Segment operating profit	627	547	15%	1,218	1,053	16%
Venezuela currency devaluation (Note 2)	—	—		—	(27)

Total operating profit	$627	$547		$1,218	$1,026

North America

	Quarter Ended June 30, 2011 vs. 2010		Six Months Ended June 30, 2011 vs. 2010
	% Change		% Change
Sales
Volume	4%		5%
Price/Mix/Other	3%		1%
Cost pass-through	1%		1%
Currency	2%		2%
Acquisitions/divestitures	(3	) %	(2	) %

Total sales change	7%		7%

Sales increased $90 million, or 7%, for the second quarter and increased $186 million, or 7%, for the six months ended June 30, 2011 versus the respective 2010 periods. Underlying sales increased 7% and 6% for the quarter and year-to-date periods, respectively, primarily due to higher volumes and overall pricing. Sales were highest to the manufacturing, chemicals and metals. Sales decreased 3% and 2% for the quarter and the year-to-date periods, respectively, due primarily to the divestiture of the U.S. Homecare business which was offset by favorable currency and cost pass-through.

Operating profit increased $42 million, or 14%, for the second quarter and increased $87 million, or 15%, for the six months ended June 30, 2011 versus the respective 2010 periods. Operating profit grew as a result of higher volumes, overall pricing increases and productivity which more than offset cost increases.

Europe

	Quarter ended June 30, 2011 vs. 2010	Six Months Ended June 30, 2011 vs. 2010
	% Change	% Change
Sales
Volume	—%	2%
Price/Mix/Other	1%	—%
Currency	9%	3%

Total sales change	10%	5%

Sales increased $32 million, or 10%, for the second quarter and increased $37 million, or 5%, for the six months ended June 30, 2011 versus the respective 2010 periods. The increase for the second quarter 2011 period was due to favorable currency effects and the year-to-date period was due to higher volumes and favorable currency effects. 2011 second quarter volumes were comparable to the prior-year period, as higher volumes in Germany were offset by lower packaged gas volumes in Southern Europe.

Operating profit decreased $4 million, or 5%, for the second quarter and decreased $6 million, or 4%, for the six months ended June 30, 2011 versus the respective 2010 periods primarily due to lower gross margin percentage due to geographic and product mix and modest restructure costs.

South America

	Quarter ended June 30, 2011 vs. 2010	Six Months Ended June 30, 2011 vs. 2010
	% Change	% Change
Sales
Volume	7%	8%
Price/Mix/Other	5%	5%
Cost pass-through	2%	1%
Currency	11%	9%

Total sales change	25%	23%

Sales increased $121 million, or 25%, for the second quarter and increased $221 million, or 23%, for the six months ended June 30, 2011 versus the respective 2010 periods. Currency appreciation increased sales by 11% and 9% in the quarter and year-to-date periods, respectively. Underlying sales increased 12% and 13% for the quarter and year-to-date periods, respectively, primarily due to higher volumes to metals, manufacturing and food and beverage customers, new plant start-ups and higher overall pricing. Higher cost pass-through increased sales by $10 million, or 2%, for the 2011 second quarter, and increased sales by $13 million, or 1%, for the year-to-date period with a minimal impact on operating profit.

Operating profit increased $25 million, or 22%, for the second quarter and increased $49 million, or 22%, for the six months ended June 30, 2011 versus the respective 2010 periods. Underlying operating profit grew primarily due to higher volumes and higher pricing. Operating profit for the 2010 year-to-date period included a benefit from a decision to settle certain disputes under a special amnesty program enacted by the State of Rio de Janeiro, which was largely offset by charges in connection with a non-core service business restructuring.

Asia

	Quarter ended June 30, 2011 vs. 2010	Six Months Ended June 30, 2011 vs. 2010
	% Change	% Change
Sales
Volume	12%	13%
Price/Mix/Other	2%	2%
Cost pass-through	4%	3%
Currency	4%	3%

Total sales change	22%	21%

Sales increased $61 million, or 22%, for the second quarter and increased $113 million, or 21%, for the six months ended June 30, 2011 versus the respective 2010 periods primarily due to strong volume growth in China, India and Korea including new plant start-ups. Currency appreciation increased sales by 4% and 3% in the quarter and year-to-date periods, respectively. Higher cost pass-through increased sales by $12 million, or 4%, for the 2011 second quarter, and increased sales by $18 million, or 3%, for the year-to-date period, with a minimal impact on operating profit.

Operating profit increased $12 million, or 27%, for the second quarter and increased $24 million, or 31%, for the six months ended June 30, 2011 versus the respective 2010 periods primarily due to the effect of higher volumes, price and ongoing productivity initiatives.

Surface Technologies

	Quarter ended June 30, 2011 vs. 2010	Six Months Ended June 30, 2011 vs. 2010
	% Change	% Change
Sales
Volume/Price	12%	13%
Cost pass-through	1%	1%
Currency	6%	3%

Total sales change	19%	17%

Sales increased $27 million, or 19%, for the second quarter and increased $48 million, or 17%, for the six months ended June 30, 2011 versus the respective 2010 periods. Excluding the impact of currency translation, sales increased 12% and 13% for the quarter and year-to-date periods, respectively, due to higher aviation and industrial coatings volumes.

Operating profit increased $5 million, or 23%, for the second quarter, and increased $11 million, or 27%, for the six months ended June 30, 2011 versus the respective 2010 periods. The increase was principally driven by higher volumes.

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

To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

Currency	Percent of YTD 2011 Consolidated Sales (a)	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet

		Year-To-Date Average		June 30, 2011	December 31, 2010
		2011	2010
Brazil real	18%	1.63	1.80	1.56	1.67
Euro	15%	0.72	0.74	0.70	0.76
Canada dollar	8%	0.98	1.04	0.99	1.00
Mexico peso	6%	11.95	12.74	11.91	12.38
China yuan	4%	6.56	6.83	6.47	6.62
India rupee	2%	45.10	46.04	45.03	45.10
Korea won	2%	1,106	1,160	1,080	1,137
Singapore dollar	1%	1.26	1.40	1.24	1.30
Argentina peso	1%	4.05	3.87	4.11	3.98
Colombia peso	1%	1,836	1,948	1,772	1,914
Taiwan dollar	1%	29.21	31.97	28.91	29.42
Thailand bhat	1%	30.40	32.77	30.92	30.12
Venezuela bolivar	<1%	4.30	4.30	4.30	4.30
Japan yen	<1%	82.13	90.0	80.85	92.65

(a)	Surface technologies segment sales are included within their respective regions as applicable.

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Six Months Ended June 30,
	2011	2010

NET CASH PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
Net income - Praxair, Inc. plus depreciation and amortization	$1,321	$1,143
Noncontrolling interests	25	19

Net income plus depreciation and amortization (including noncontrolling interests)	1,346	1,162

Adjustments to reconcile net income to net cash provided by operating activities:
Venezuela currency devaluation, net of payments	—	24
Working capital	(470)	(73)
Pension contributions	(85)	(114)
Long-term assets, liabilities and other	141	20

Net cash provided by operating activities	$932	$1,019

INVESTING ACTIVITIES
Capital expenditures	(767)	(613)
Acquisitions, net of cash acquired	(80)	(20)
Divestitures and asset sales	37	21

Net cash used for investing activities	$(810)	$(612)

FINANCING ACTIVITIES
Debt increases (reductions) - net	521	(27)
Issuances (purchases) of common stock - net	(343)	(85)
Cash dividends - Praxair, Inc. shareholders	(303)	(275)
Excess tax benefit on stock option exercises	41	13
Noncontrolling interest transactions and other	(1)	(11)

Net cash (used for) provided by financing activities	$(85)	$(385)

Cash Flow from Operations

Cash provided by operations of $932 million for the six months ended June 30, 2011 decreased $87 million versus 2010. The decrease was primarily due to higher net income – Praxair Inc. plus depreciation and amortization and lower pension contributions which were more than offset by higher working capital requirements. The working capital changes were primarily due to higher accounts receivable, inventory and accounts payable associated with higher sales levels, coupled with the effects of higher incentive compensation and tax payments related to the higher earnings levels.

Praxair estimates that 2011 contributions to its pension plans will be in the area of $100 million, of which $85 million have been made through June 30, 2011.

Investing

Net cash used for investing of $810 million for the six months ended June 30, 2011 increased $198 million versus 2010 primarily due to capital expenditures of $767 million relate largely to new production plants under contract for customers. Acquisitions of $80 million primarily relates to the 49% ownership interest acquired in ROC group’s

United Arab Emirates operations in June 2011. Divestitures and asset sales of $37 million include the U.S. homecare business sale which closed on March 4, 2011.

Financing

Cash used for financing activities was $85 million in 2011 versus $385 million in 2010.

In 2011, net debt increases of $521 million were more than offset by $343 million of net common stock repurchases and $303 million of cash dividends. At June 30, 2011, Praxair’s total debt outstanding was $6,119 million, an increase of $562 million from December 31, 2010. On March 4, 2011, Praxair issued $500 million of 4.05% notes due 2021. The proceeds were used to reduce short-term debt, fund share repurchases under the share repurchase program and for general corporate purposes.

Net common stock repurchases of $343 million increased $258 million versus 2010. Cash dividends of $303 million increased $28 million from the year ago period to $0.50 per share ($0.45 per share for 2010).

In 2010, net cash used for financing of $385 million was primarily due to $85 million of net common stock repurchases and $275 million of cash dividends.

On July 26, 2011, the company entered into a $1.75 billion senior unsecured credit facility with a syndicate of banks which expires in 2016. This facility replaces the company’s $1.0 billion senior unsecured credit facility which was set to expire in December 2011. The covenants contained in the new credit facility are similar to those under Praxair’s previous facility. See Note 12 to the consolidated financial statements of Praxair’s 2010 Annual Report on Form 10-K.

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

The following are the non-GAAP measures presented in the MD&A:

	Quarter Ended June 30,
(Dollar amounts in millions, except per share data)	2011	2010
Debt-to-capital	47.5%	47.5%*
After-tax return on capital	14.7%	14.7%
Return on equity	27.1%	27.4%

*	As of December 31, 2010

	Six Months Ended June 30,
	2011	2010
Adjusted amounts:
Operating profit	$1,218	$1,053
As a percent of sales	21.9%	21.3%
Effective tax rate	27.8%	27.9%
Net income - Praxair, Inc.	$823	$711
Diluted earnings per share	$2.67	$2.28

Debt-to-Capital Ratio

The debt-to-capital ratio is a measure used by investors, financial analysts and management to provide a measure of financial leverage and insights into how the company is financing its operations.

	June 30,	December 31,
	2011	2010
(Dollar amounts in millions)
Total debt	$6,119	$5,557

Equity
Praxair, Inc. shareholders’ equity	6,400	5,792
Noncontrolling interests	370	353

Total equity	6,770	6,145

Total capital	$12,889	$11,702

DEBT-TO-CAPITAL RATIO	47.5%	47.5%

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

	Quarter Ended June 30,
	2011	2010
(Dollar amounts in millions)
Operating profit	627	$547
Less: income taxes	(163)	(145)
Less: tax benefit on interest expense*	(10)	(8)
Add: equity income	11	8

Net operating profit after-tax (NOPAT)	$465	$402

Beginning capital	$12,375	$11,134
Ending capital	$12,889	$10,793
Average capital	$12,632	$10,964
ROC%	3.7%	3.7%
ROC% (annualized)	14.7%	14.7%

*	Tax benefit on interest expense is computed using the effective rate adjusted for non-recurring income tax benefits. The effective tax rate used was 28% for 2011 and 2010.

Return on Praxair, Inc. Shareholders’ Equity (ROE)

Return on Praxair, Inc. shareholders’ equity is a measure used by investors, financial analysts and management to evaluate operating performance from a Praxair shareholder perspective. ROE measures the net income attributable to Praxair, Inc. that the company was able to generate with the money shareholders have invested.

	Quarter Ended June 30,
(Dollar amounts in millions)	2011	2010
Net income - Praxair, Inc.	$425	$371
Beginning Praxair, Inc. shareholders’ equity	$6,165	$5,398
Ending Praxair, Inc. shareholders’ equity	$6,400	$5,452
Average Praxair, Inc. shareholders’ equity	$6,283	$5,425
ROE%	6.8%	6.8%
ROE% (annualized)	27.1%	27.4%

EBITDA and Debt-to-EBITDA Ratio

These measures are used by investors, financial analysts and management to assess a company’s ability to meet its financial obligations.

	Quarter Ended June 30,
(Dollar amounts in millions)	2011	2010
Net Income - Praxair, Inc.	$425	$371
Add: noncontrolling interests	14	10
Add: interest expense - net	36	29
Add: income taxes	163	145
Add: depreciation and amortization	254	230

EBITDA	$892	$785

Beginning total debt	$5,838	$5,404
Ending total debt	$6,119	$5,026
Average total debt	$5,979	$5,215
DEBT-TO-EBITDA RATIO	6.7	6.6
DEBT-TO-EBITDA RATIO (annualized)	1.7	1.7

Adjusted Amounts

Adjusted amounts for the six month period ended June 30, 2010 exclude the impact of the Venezuela currency devaluation. The company does not believe this item is indicative of on-going business trends and, accordingly, the impact is excluded from the reported amounts so that investors can better evaluate and analyze historical and future business trends on a consistent basis. Certain 2011 amounts are included for reference purposes.

	Six Months Ended June 30,
(Dollar amounts in millions, except per share data)	2011	2010
Adjusted Operating Profit and Margin

Reported operating profit	$1,218	$1,026
Add: Venezuela currency devaluation	—	27

Adjusted operating profit	$1,218	$1,053

Reported percent change	19%
Adjusted percent change	16%
Reported sales	$5,560	$4,955

Reported operating profit margin	21.9%	20.7%
Adjusted operating profit margin	21.9%	21.3%

Adjusted Income Taxes and Effective Tax Rate

Reported income taxes	$319	$276
Add: Venezuela currency devaluation	—	1

Adjusted income taxes	$319	$277

Reported income before income taxes and equity investments	$1,147	$965
Add: Venezuela currency devaluation	—	27

Adjusted income before income taxes and equity investments	$1,147	$992
Adjusted effective tax rate	27.8%	27.9%

Adjusted Net Income - Praxair, Inc.

Reported net income - Praxair, Inc.	$823	$685
Add: Venezuela currency devaluation	—	26

Adjusted net income - Praxair, Inc.	$823	$711

Reported percent change	20%
Adjusted percent change	16%

Adjusted Diluted Earnings Per Share

Reported diluted earnings per share	$2.67	$2.20
Add: Venezuela currency devaluation	—	0.08

Adjusted diluted earnings per share	$2.67	$2.28

Reported percent change	21%
Adjusted percent change	17%

New Accounting Standards

Refer to Note 1 of the condensed consolidated financial statements for information regarding new accounting standards.

Outlook

For the third quarter of 2011, diluted earnings per share are expected to be in the range of $1.35 to $1.40.

For the full year of 2011, Praxair expects sales of about $11.2 billion. Reported diluted earnings per share are expected to be in the range of $5.40 to $5.50. Full-year capital expenditures are expected to be about $1.8 billion supporting the current backlog of projects under contract with customers, which will come on stream in 2011 through 2014.

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

Praxair has substantial international operations which are subject to risks including devaluations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest, possible nationalization and/or expropriation of assets, domestic and international tax laws and compliance with governmental regulations. These events could have an adverse effect on the international operations in the future by reducing the demand for its products, decreasing the prices at which it can sell its products, reducing the U.S. dollar value of revenue from international operations or otherwise having an adverse effect on its business. In particular, due to recent government actions related to business and currency regulations, there is considerable risk associated with operations in Venezuela (see Note 2 to the condensed consolidated financial statements). At June 30, 2011, Praxair’s sales and net assets in Venezuela were less than 1% of Praxair’s consolidated amounts.

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

Although management does not believe that any such liabilities will have a material adverse impact on its financial position and results of operations, management cannot provide assurance that such costs will not increase in the future or will not become material. See the section captioned “Management’s Discussion and Analysis – Environmental Matters” in Item 7 of Praxair’s 2010 Annual Report on Form 10-K.

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

Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended June 30, 2011 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Program (2) (Millions)
April 2011	—	$0.00	—	$835
May 2011	1,757	$104.00	1,757	$653
June 2011	839	$101.09	839	$568

Second Quarter 2011	2,596	$103.06	2,596	$568

(1)	As of June 30, 2011, the company purchased $932 million of its common stock, pursuant to the 2010 program, leaving an additional $568 million remaining authorized under the 2010 program. The 2010 program does not have any stated expiration date.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

On July 26, 2011, the company entered into a senior unsecured credit facility with a syndicate of banks including Bank of America, N.A., Citibank, N.A. and HSBC Bank USA, N.A. as lenders. This new credit facility replaced the $1.0 billion credit agreement dated as of December 23, 2004, as amended, among the company and a syndicate of banks that included JP Morgan Chase Bank, Citibank, N.A. and Credit Suisse First Boston as lenders, which terminated on July 26, 2011. The maximum borrowing capacity of this new credit facility is $1.75 billion (or $2.0 billion if the option to increase the maximum borrowing capacity under the credit facility is exercised), and the financial covenants are similar to those under the prior $1.0 billion credit agreement.

Item 6.	Exhibits

(a)	Exhibits:

10.01	Credit Agreement dated as of July 26, 2011 among Praxair, Inc., the eligible subsidiaries referred to therein, the lenders listed therein, Bank of America, N.A., as administrative agent, and Citibank, N.A. and HSBC Bank USA, N.A., as syndication agents.

12.01	Computation of Ratio of Earnings to Fixed Charges.

31.01	Rule 13a-14(a) Certification

31.02	Rule 13a-14(a) Certification

32.01	Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act).

32.02	Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Praxair, Inc. and Subsidiaries

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAXAIR, INC.
(Registrant)

Date: July 27, 2011	By:	/s/ Elizabeth T. Hirsch
Elizabeth T. Hirsch
Vice President and Controller
(On behalf of the Registrant and as Chief Accounting Officer)