Form 10-Q
period 2011-09-30
PRAXAIR INC
filed 2011-10-26
CIK 884905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

At September 30, 2011, 299,759,531 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions of dollars, except per share data)

(UNAUDITED)

	Quarter Ended September 30,
	2011	2010
SALES	$2,896	$2,538
Cost of sales, exclusive of depreciation and amortization	1,684	1,444
Selling, general and administrative	307	299
Depreciation and amortization	256	227
Research and development	22	19
Other income (expense) — net	5	2

OPERATING PROFIT	632	551
Interest expense — net	36	29

INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	596	522
Income taxes	166	146

INCOME BEFORE EQUITY INVESTMENTS	430	376
Income from equity investments	13	12

NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	443	388
Less: noncontrolling interests	(14)	(11)

NET INCOME — PRAXAIR, INC.	$429	$377

PER SHARE DATA — PRAXAIR, INC. SHAREHOLDERS

Basic earnings per share	$1.42	$1.22

Diluted earnings per share	$1.40	$1.21

Cash dividends per share	$0.50	$0.45

WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	301,594	307,127
Diluted shares outstanding	305,623	311,608

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions of dollars, except per share data)

(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
SALES	$8,456	$7,493
Cost of sales, exclusive of depreciation and amortization	4,860	4,262
Selling, general and administrative	924	895
Depreciation and amortization	754	685
Research and development	67	56
Venezuela currency devaluation	—	27
Other income (expense) — net	(1)	9

OPERATING PROFIT	1,850	1,577
Interest expense — net	107	90

INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	1,743	1,487
Income taxes	485	422

INCOME BEFORE EQUITY INVESTMENTS	1,258	1,065
Income from equity investments	33	27

NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	1,291	1,092
Less: noncontrolling interests	(39)	(30)

NET INCOME — PRAXAIR, INC.	$1,252	$1,062

PER SHARE DATA — PRAXAIR, INC. SHAREHOLDERS

Basic earnings per share	$4.13	$3.46

Diluted earnings per share	$4.07	$3.41

Cash dividends per share	$1.50	$1.35

WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	303,125	306,915
Diluted shares outstanding	307,581	311,424

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Millions of dollars)

(UNAUDITED)

	September 30, 2011	December 31, 2010
ASSETS

Cash and cash equivalents	$125	$39
Accounts receivable — net	1,860	1,664
Inventories	445	399
Prepaid and other current assets	274	276

TOTAL CURRENT ASSETS	2,704	2,378
Property, plant and equipment (less accumulated depreciation of $10,486 in 2011 and $10,142 in 2010)	9,754	9,532
Goodwill	2,043	2,066
Other intangible assets — net	132	132
Other long-term assets	1,269	1,166

TOTAL ASSETS	$15,902	$15,274

LIABILITIES AND EQUITY

Accounts payable	$855	$830
Short-term debt	477	370
Current portion of long-term debt	24	32
Other current liabilities	813	878

TOTAL CURRENT LIABILITIES	2,169	2,110

Long-term debt	5,809	5,155
Other long-term liabilities	1,803	1,864

TOTAL LIABILITIES	9,781	9,129

Commitments and contingencies (Note 11)

Praxair, Inc. Shareholders’ Equity:
Common stock $0.01 par value, authorized — 800,000,000 shares, issued 2011 — 382,801,010 shares and 2010 — 382,623,071 shares	4	4
Additional paid-in capital	3,786	3,702
Retained earnings	8,275	7,475
Accumulated other comprehensive income (loss)	(1,372)	(1,018)
Treasury stock, at cost (2011 — 83,041,479 shares and 2010 — 78,626,501 shares)	(4,940)	(4,371)

Total Praxair, Inc. Shareholders’ Equity	5,753	5,792
Noncontrolling interests	368	353

TOTAL EQUITY	6,121	6,145

TOTAL LIABILITIES AND EQUITY	$15,902	$15,274

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of dollars)

(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
OPERATIONS
Net income — Praxair, Inc.	$1,252	$1,062
Noncontrolling interests	39	30

Net income (including noncontrolling interests)	1,291	1,092

Adjustments to reconcile net income to net cash provided by operating activities:
Venezuela currency devaluation, net of payments	—	23
Depreciation and amortization	754	685
Deferred income taxes	33	111
Share-based compensation	46	35
Accounts receivable	(202)	(139)
Inventory	(43)	(27)
Prepaid and other current assets	(5)	(16)
Payables and accruals	(48)	61
Pension contributions	(87)	(117)
Long-term assets, liabilities and other	(75)	(93)

Net cash provided by operating activities	1,664	1,615

INVESTING
Capital expenditures	(1,225)	(937)
Acquisitions, net of cash acquired	(99)	(134)
Divestitures and asset sales	40	44

Net cash used for investing activities	(1,284)	(1,027)

FINANCING
Short-term debt borrowings (repayments) — net	101	(32)
Long-term debt borrowings	1,199	1,511
Long-term debt repayments	(575)	(1,498)
Issuances of common stock	164	134
Purchases of common stock	(758)	(273)
Cash dividends — Praxair, Inc. shareholders	(453)	(414)
Excess tax benefit on stock option exercises	47	38
Noncontrolling interest transactions and other	(4)	(17)

Net cash ( used for) provided by financing activities	(279)	(551)

Effect of exchange rate changes on cash and cash equivalents	(15)	(11)

Change in cash and cash equivalents	86	26
Cash and cash equivalents, beginning-of-period	39	45

Cash and cash equivalents, end-of-period	$125	$71

The accompanying notes are an integral part of these financial statements.

INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Notes to Condensed Consolidated Financial Statements — Praxair, Inc. and Subsidiaries (Unaudited)

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

Accounting Standards to be Implemented

•

Expanded Disclosures for Multiemployer Pension Plans — In September 2011, the FASB issued amended guidance expanding the disclosures for Multiemployer Pension Plans. The new disclosures are intended to provide users with additional information regarding the commitments and risks involved with participating in these plans. These disclosures will be included in Praxair’s 2011 full-year financial statements. Praxair does not expect the new disclosures to have a significant impact on the consolidated financial statements.

•

Testing for Goodwill Impairment — In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. This guidance provides companies with the option to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance will be effective for Praxair beginning with the first quarter 2012. Praxair does not expect this requirement to have any impact on the consolidated financial statements.

•

Other Comprehensive Income — In June 2011, the FASB issued a revised standard regarding the presentation of other comprehensive income (“OCI”). The main provisions of this standard eliminate the option of presenting other comprehensive income in the statement of changes in equity, and provide that an entity report items of other comprehensive income in either one of two presentations:

¡	A single statement that must present the components of net income, other comprehensive income and total comprehensive income.

¡

A two-statement approach, whereby an entity must present the components of net income in the first statement, which is immediately followed by a separate financial statement that presents the components of other comprehensive income and total comprehensive income.

Under either method, adjustments must be displayed on the face of the financial statements for items that are reclassified from OCI to net income. The standard does not affect earnings per share and will be applied retrospectively beginning with the first quarter 2012. At that time, Praxair plans to adopt the two-statement approach.

•

Expanded Disclosures for Fair Value Measurements — In May 2011, the FASB issued additional guidance expanding the disclosures for Fair Value Measurements, particularly Level 3 inputs. For fair value measurements categorized in Level

3 of the fair value hierarchy, required disclosures include: (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation processes in place, and (3) a narrative description of the sensitivity of the fair value changes in unobservable inputs and interrelationships between those inputs. These disclosures will be required for Praxair beginning with the first quarter 2012. Praxair does not expect this requirement to have a significant impact on the condensed consolidated financial statements.

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

3. Supplemental Information

Inventories

The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	September 30, 2011	December 31, 2010
Inventories
Raw materials and supplies	$154	$139
Work in process	62	49
Finished goods	229	211

Total inventories	$445	$399

Financing receivables

The financing of receivables is not a normal practice for the company. The net financing receivables balances at September 30, 2011 and December 31, 2010 are $44 million and $51 million, respectively, and are included within the other long-term assets of the condensed consolidated balance sheets. The balances at September 30, 2011 and December 31, 2010 are net of credit allowances of $81 million and $77 million, respectively. The balance in both periods relates primarily to government receivables in Brazil and other long-term notes receivable from customers, the majority of which are fully reserved. Collectability is reviewed regularly and uncollectible amounts are written-off as appropriate. The fluctuation within this account was due primarily to foreign currency movements.

4. Debt

The following is a summary of Praxair’s outstanding debt at September 30, 2011 and December 31, 2010:

(Millions of dollars)	September 30, 2011	December 31, 2010

SHORT-TERM
Commercial paper and U.S. bank borrowings	$230	$207
Other bank borrowings (primarily international)	247	163

Total short-term debt	477	370

LONG-TERM
U.S. borrowings
6.375% Notes due 2012(a, b, d)	502	505
1.75% Notes due 2012(a, b)	406	411
3.95% Notes due 2013	350	350
2.125% Notes due 2013(a, b)	515	516
4.375% Notes due 2014(a)	299	299
5.25% Notes due 2014	400	400
4.625% Notes due 2015	500	500
3.25% Notes due 2015(a, b)	433	421
5.375% Notes due 2016	400	400
5.20% Notes due 2017	325	325
4.50% Notes due 2019(a)	597	597
3.00% Notes due 2021(a, c)	496	—
4.05% Notes due 2021(a, c)	498	—
Other	6	6

International bank borrowings	98	448
Obligations under capital leases	8	9

	5,833	5,187
Less: current portion of long-term debt	(24)	(32)

Total long-term debt	5,809	5,155

Total debt	$6,310	$5,557

(a)	Amounts are net of unamortized discounts.

(b)	September 30, 2011 and December 31, 2010 include a $57 million and $55 million fair value increase, respectively, related to hedge accounting. See Note 5 for additional information.

(c)	For the nine months ended September 30, 2011, Praxair issued the following notes totaling $1 billion: $500 million of 3.00% notes due 2021 and $500 million of 4.05% notes due 2021. The proceeds of both issuances were used to reduce short-term debt, to fund share repurchases under the 2010 share repurchase program and for general corporate purposes.

(d)	Classified as long-term because of the Company’s intent to refinance this debt on a long-term basis and the availability of such financing under the company’s $1.75 billion senior unsecured credit facility with a syndicate of banks entered into on July 26, 2011 which expires in 2016. The covenants contained in the new credit facility are similar to those under Praxair’s previous facility. See Note 12 to the consolidated financial statements of Praxair’s 2010 Annual Report on Form 10-K.

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

When a derivative is executed and hedge accounting is appropriate, it is designated as either a fair-value hedge or a cash-flow hedge. Currently, Praxair designates all interest-rate and treasury-rate locks as hedges for accounting purposes; however, currency contracts are generally not designated as hedges for accounting purposes unless they are related to forecasted transactions. Whether designated as hedges for accounting purposes or not, all derivatives are linked to an appropriate underlying exposure. On an ongoing basis, the company assesses the hedge effectiveness of all derivatives designated as hedges for accounting purposes to determine if they continue to be highly effective in offsetting changes in fair values or cash flows of the underlying hedged items. If it is determined that the hedge is not highly effective, then hedge accounting will be discontinued prospectively.

Counterparties to Praxair’s derivatives are major banking institutions with credit ratings of investment grade or better and no collateral is required, and there are no significant risk concentrations. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.

The following table is a summary of the notional amount and fair value of derivatives outstanding at September 30, 2011 and December 31, 2010:

			Fair Value
(Millions of dollars)	Notional Amounts		Assets		Liabilities
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items(a)	$1,794	$1,011	$5	$2	$2	$2
Anticipated net income(b)	137	137	11	10	—	—

Total	$1,931	$1,148	$16	$12	$2	$2
Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted purchases(a)	$40	$—	$—	$—	$1	$—
Interest rate contracts:
Interest rate swaps(b)	400	900	34	39	—	—

Total	$440	$900	$34	$39	$1	$—

Total Derivatives	$2,371	$2,048	$50	$51	$3	$2

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.

(b)	Assets are recorded in other current and long term assets.

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

Anticipated Net Income

The anticipated net income hedge contracts at September 30, 2011 and December 31, 2010 consist of foreign currency options related to anticipated net income in Brazil, Europe and Canada. Over the term of the contracts, the fair value adjustments from net-income hedging contracts are largely offset by the impacts on reported net income resulting from the currency translation process. The accounting rules pertaining to derivatives and hedging do not allow hedges of anticipated net income to be designated as hedging instruments.

Forecasted Purchases

Foreign currency contracts related to forecasted purchases consist of forward contracts entered into to manage the exposure to fluctuations in foreign-currency exchange rates on forecasted purchases of capital-related equipment and services denominated in currencies other than the functional currency of the related operating units. These forward contracts were designated and accounted for as cash flow hedges. The net loss recorded in accumulated other comprehensive income (AOCI) was $1 million during the third quarter and nine months ended September 30, 2011 and was less than $1 million during the third quarter and nine months ended September 30, 2010.

Interest Rate Contracts

Interest Rate Swaps

At September 30, 2011, Praxair had an interest-rate swap agreement outstanding related to the $400 million 3.25% fixed-rate notes that mature in 2015 outstanding which effectively convert fixed-rate interest to variable-rate interest. This interest rate swap agreement was designated as a fair value hedge with the resulting fair value adjustments recognized in earnings along with an equally offsetting charge/benefit to earnings for the changes in the fair value of the underlying debt instrument. At September 30, 2011, $34 million was recognized as a long-term asset for the fair value of the swap agreement with an offsetting increase in the fair value of these notes ($23 million at December 31, 2010).

In June 2011, Praxair terminated $500 million notional amount of interest-rate swap agreements, on the $500 million 2.125% notes that mature in 2013 and received an $18 million cash payment, representing the gain on the swap agreements at that time. The gain will be effectively recognized in earnings as a reduction to interest expense over the remaining term of the underlying debt. During the quarter and nine month periods ended September 30, 2011, $2 million and $3 million was recognized as a reduction to interest expense, respectively, and $15 million remains unrecognized at September 30, 2011 and is shown as an increase to long-term debt. The cash received relating to the $18 million debt increase is shown in the Noncontrolling interest transactions and other in the financing section in the 2011 condensed consolidated statement of cash flows.

In October 2010, Praxair terminated $400 million notional amount of interest-rate swap agreements, on the $400 million 1.75% notes that mature in 2012 and received a $13 million cash payment, representing the gain on the swap agreements at that time. The gain is effectively being recognized in earnings as a reduction to interest expense over the remaining term of the underlying debt. During the quarter and nine month periods ended September 30, 2011 , $2 million and $5 million was recognized as a reduction to interest expense, respectively and $6 million remains unrecognized at September 30, 2011 ($11 million at December 31, 2010) and is shown as an increase to long-term debt.

During 2002, Praxair terminated $500 million notional amount of interest-rate swap agreements that effectively converted fixed-rate interest to variable-rate interest on the $500 million 6.375% notes that mature in April 2012 and received a $47 million cash payment, representing the gain on the swap agreements at that time. The gain is effectively being recognized in earnings as a reduction to interest expense over the remaining term of the underlying debt. During the quarters and nine month periods ended September 30, 2011 and 2010, $1 million and $3 million was recognized as a reduction to interest expense, respectively, and $2 million remains unrecognized at September 30, 2011 ($5 million at December 31, 2010) and is shown as an increase to long-term debt.

Treasury Rate Locks

In August 2011, Praxair entered into treasury rate lock contracts totaling $500 million notional amount to hedge the cash flow exposure attributable to the changes in the treasury rate portion of the interest rate on a forecasted debt issuance. The treasury rate locks were designated as and accounted for as cash flow hedges. The treasury rate lock was settled at a loss of $11 million ($7 million net of taxes) which was recorded in Accumulated other comprehensive income (“AOCI”) and is currently being reclassified to earnings as an increase to interest expense over the remaining term of the underlying debt. On September 6, 2011, Praxair issued $500 million of 3.00% notes due September, 2021 which represents the forecasted debt issuance that was originally hedged.

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

The following table summarizes the impacts of the Company’s derivatives on the consolidated statement of income and AOCI for the quarters and nine months ended September 30, 2011 and 2010:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings(a)
(Millions of dollars)	Quarter Ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$(10)	$12	$(16)	$(14)
Other balance sheet items	(9)	2	(4)	4
Anticipated net income	6	(7)	1	(3)

Total	$(13)	$7	$(19)	$(13)

	Amount of Pre-Tax Gain (Loss) Recognized in AOCI(b)
(Millions of dollars)	Quarter Ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Derivatives Designated as Hedging Instruments
Currency contracts:
Forecasted purchases	$(1)	$—	$(1)	$—
Interest rate contracts:
Treasury rate locks	(11)	—	(11)	—

Total	$(12)	$—	$(12)	$—

(a)	The gains (losses) on balance sheet items are largely offset by gains (losses) recorded on the underlying hedged assets and liabilities. The gains (losses) for the derivatives and the underlying hedged assets and liabilities related to debt items are recorded in the consolidated statement of income as interest expense-net. Other balance sheet items and anticipated net income gains (losses) are recorded in the consolidated statement of income as other income (expense)-net.

(b)	The gains (losses) for treasury rate locks are reclassified to earnings as interest expense — net over the respective terms of the underlying debt instruments. The amount of gains (losses) reclassified to interest expense — net for the quarter and nine months ended September 30, 2011 was less than $1 million. The amount of gains (losses) reclassified to interest expense — net for the quarter and nine months ended September 30, 2010 was less than $1 million and $1 million, respectively. Net gains (losses) of less than $1 million are expected to be reclassified to earnings over the next twelve months. There was no ineffectiveness. Foreign currency contracts related to forecasted purchases are still outstanding at September 30, 2011 and will be reclassified to depreciation expense over the useful life of the underlying property, plant and equipment.

6. Fair Value Disclosures

The fair value hierarchy prioritizes the input to valuation techniques used to measure fair value into three broad levels as follows:

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis at September 30, 2011:

	Fair Value Measurements Using
(Millions of dollars)	Level 1	Level 2	Level 3	Total
Assets
Derivative assets	$—	$50	$—	$50
Investments	1	—	—	1

Total	$1	$50	$—	$51

Liabilities
Derivative liabilities	$—	$3	$—	$3

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

The fair values of cash and cash equivalents, short-term debt, accounts receivable-net, and accounts payable approximate carrying amounts because of the short maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. At September 30, 2011, the estimated fair value of Praxair’s long-term debt portfolio was $6,259 million versus a carrying value of $5,833 million. At December 31, 2010, the estimated fair value of Praxair’s long-term debt portfolio was $5,498 million versus a carrying value of $5,187 million. Differences from carrying amounts are attributable to interest-rate changes subsequent to when the debt was issued.

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

7. Earnings Per Share — Praxair, Inc. Shareholders

Basic earnings per share is computed by dividing Net Income — Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net Income — Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator (Millions of dollars)
Net Income — Praxair, Inc.	$429	$377	$1,252	$1,062

Denominator (Thousands of shares)
Weighted average shares outstanding	300,966	306,476	302,499	306,266
Shares earned and issuable under compensation plans	628	651	626	649

Weighted average shares used in basic earnings per share	301,594	307,127	303,125	306,915
Effect of dilutive securities
Stock options and awards	4,029	4,481	4,456	4,509

Weighted average shares used in diluted earnings per share	305,623	311,608	307,581	311,424

Basic Earnings Per Share	$1.42	$1.22	$4.13	$3.46
Diluted Earnings Per Share	$1.40	$1.21	$4.07	$3.41

There were no antidilutive shares for the quarter and nine months ended September 30, 2011. Stock options of 14,000 and 3,136,623 were antidilutive and therefore excluded in the computation of diluted earnings per share for the quarter and nine months ended September 30, 2010, respectively.

8. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2011 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2010	$1,303	$246	$343	$33	$141	$2,066
Acquisitions	17	—	—	—	—	17
Purchase adjustments & other	(2)	—	—	(9)	—	(11)
Foreign currency translation	(12)	(28)	10	—	1	(29)

Balance, September 30, 2011	$1,306	$218	$353	$24	$142	$2,043

Impairment tests have been performed annually during the second quarter of each year since the initial adoption of the goodwill accounting standard in 2002, and no impairments were indicated. Also, there were no indicators of impairment through September 30, 2011.

Changes in the carrying amounts of other intangibles for the nine months ended September 30, 2011 were as follows:

(Millions of dollars)	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2010	$166	$28	$24	$218
Additions	3	3	—	6
Foreign currency translation	—	—	—	—
Other	9	(2)	—	7

Balance, September 30, 2011	$178	$29	$24	$231

Less: Accumulated amortization
Balance, December 31, 2010	$(63)	$(16)	$(7)	$(86)
Amortization expense	(11)	(3)	(1)	(15)
Foreign currency translation	—	—	—	—
Other	—	2	—	2

Balance, September 30, 2011	$(74)	$(17)	$(8)	$(99)

Net balance at September 30, 2011	$104	$12	$16	$132

There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible asset is approximately 12 years.

Total estimated annual amortization expense is as follows:

(Millions of dollars)
Remaining 2011	$6
2012	19
2013	18
2014	16
2015	15
Thereafter	58

$132

9. Share-Based Compensation

Share-based compensation of $16 million ($11 million after tax) and $12 million ($9 million after tax) was recognized during the quarters ended September 30, 2011 and 2010, respectively. Share-based compensation of $46 million ($32 million after tax) and $35 million ($25 million after tax) was recognized for the nine months ended September 30, 2011 and 2010, respectively. The expense was recorded primarily in selling, general and administrative expenses. There was no share-based compensation cost that was capitalized. For further details regarding Praxair’s share-based compensation arrangements and prior year grants, refer to Note 15 to the consolidated financial statements of Praxair’s 2010 Annual Report on Form 10-K.

Stock Options

The weighted-average fair value of options granted during nine months ended September 30, 2011 was $17.70 ($12.57 in 2010) based on the Black-Scholes Options-Pricing model.

The following weighted-average assumptions were used for grants in 2011 and 2010 :

	00000	00000
	Nine Months Ended September 30,
	2011	2010
Dividend yield	2.0%	2.4%
Volatility	22.3%	20.8%
Risk-free interest rate	2.2%	2.5%
Expected term years	5	5

The following table summarizes option activity under the plans as of September 30, 2011 and changes during the nine-month period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2011	15,895	$58.68
Granted	1,655	97.82
Exercised	(3,123)	48.67
Cancelled or Expired	(369)	82.86

Outstanding at September 30, 2011	14,058	64.85	5.8	$402

Exercisable at September 30, 2011	10,872	$59.28	5.0	$372

The aggregate intrinsic value represents the difference between the company’s closing stock price of $93.48 as of September 30, 2011 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during the quarter and nine months ended September 30, 2011 was $18 million and $165 million, respectively ($86 million and $136 million during the same time periods in 2010, respectively).

Cash received from option exercises under all share-based payment arrangements for the quarter and nine months ended September 30, 2011 was $18 million and $152 million ($74 million and $122 million for the same time periods in 2010, respectively). The cash tax benefit realized from stock option exercises totaled $5 million and $57 million for the quarter and nine months ended September 30, 2011, of which $47 million in excess tax benefits was classified as financing cash flows for the nine months ended September 30, 2011 ($28 million and $43 million tax benefit for the same time periods in 2010 of which $38 million represented excess tax benefit for the nine months ended September 30, 2010).

As of September 30, 2011, $29 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1 year.

Performance-Based and Restricted Stock Awards

During the nine months ended September 30, 2011, the company granted performance-based stock units to employees which vest on the third anniversary of their grant date. The actual number of shares issued in settlement of a vested award can range from zero to 150 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three-year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s common stock on the date of the grant and the estimated performance that will be achieved. Compensation expense will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved.

During the nine months ended September 30, 2011, the company also granted restricted stock units to employees. The majority of the restricted stock units vest at the end of or ratably over a three-year service period. Compensation expense related to the restricted stock units is recognized on a straight-line basis over the vesting period.

The weighted-average fair value of performance-based stock and restricted stock units granted during the nine months ended September 30, 2011 was $92.06 and $92.34, respectively ($70.99 and $72.09 for the same periods in 2010). This is based on the closing market price of Praxair’s common stock on the grant date adjusted for dividends that will not be paid during the vesting period.

The following table summarizes non-vested performance-based and restricted stock award activity as of September 30, 2011 and changes during the nine months then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
Performance-Based and Restricted Stock Activity	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2011	674	$62.80	300	$65.14
Granted	307	92.06	111	92.39
Vested	—	—	(59)	59.97
Cancelled	(17)	77.02	(9)	72.37

Non-vested at September 30, 2011	964	$71.61	343	$75.40

As of September 30, 2011, based on current estimates of future performance, $35 million of unrecognized compensation cost related to performance-based awards is expected to be recognized through the first quarter of 2013 and $14 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized through the first quarter of 2017.

10. Retirement Programs

The components of net pension and postretirement benefits other than pensions (OPEB) costs for the quarters and nine-month periods ended September 30, 2011 and 2010 are shown below:

	Quarter Ended September 30,				Nine Months Ended September 30,
	Pensions		OPEB		Pensions		OPEB
(Millions of dollars)	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$11	$10	$1	$1	$33	$30	$3	$4
Interest cost	31	30	4	4	94	90	12	11
Expected return on plan assets	(38)	(35)	—	—	(114)	(105)	—	—
Net amortization and deferral	12	9	(2)	—	35	26	(6)	—

Net periodic benefit cost	$16	$14	$3	$5	$48	$41	$9	$15

Praxair estimates that 2011 contributions to its pension plans will be in the area of $100 million, of which $87 million have been made through September 30, 2011.

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

At September 30, 2011, the most significant other claims relate to a state VAT tax matter associated with a procedural issue and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties as appropriate, is approximately $182 million. Praxair has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

•

On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines on all five companies. Originally, CADE imposed a civil fine of R$2.2 billion Brazilian reais (US$1.3 billion) against White Martins, the Brazil-based subsidiary of Praxair, Inc. In response to a motion for clarification, the fine was reduced to R$1.7 billion Brazilian reais (US$1 billion) due to a calculation error made by CADE. On September 2, 2010, Praxair issued a press release and filed a report on Form 8-K rejecting all claims and stating that the fine represents a gross and arbitrary disregard of Brazilian law.

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

•

Claims brought by welders alleging that exposure to manganese contained in welding fumes caused neurological injury. Praxair has never manufactured welding consumables. Such products were manufactured prior to 1985 by a predecessor company of Praxair. As of December 31, 2010, Praxair was a co-defendant with many other companies in lawsuits alleging personal injury caused by manganese contained in welding fumes. There were a total of 255 individual claimants in these cases, a significant decline since 2005. The cases were pending in several state and federal courts. The federal cases have been transferred to the U.S. District Court for the Northern District of Ohio for coordinated pretrial proceedings. The plaintiffs seek unspecified compensatory and, in most instances, punitive damages. In the past, Praxair has either been dismissed from the cases with no payment or has settled a few cases for nominal amounts. These claims raise numerous, individual issues that make them generally unsuited for class action status. Separately, various class actions for medical monitoring have been proposed but none have been certified. No reserves have been recorded for these cases as management does not believe that a loss from them is probable or reasonably estimable.

12. Segments

Sales and operating profit by segment for the quarters and nine-month periods ended September 30, 2011 and 2010 are shown below. For a description of Praxair’s operating segments, refer to Note 18 to the consolidated financial statements of Praxair’s 2010 Annual Report on Form 10-K.

	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2011	2010	2011	2010

SALES(a)
North America	$1,427	$1,282	$4,132	$3,801
Europe	358	322	1,068	995
South America	607	506	1,776	1,454
Asia	341	287	992	825
Surface Technologies	163	141	488	418

	$2,896	$2,538	$8,456	$7,493

OPERATING PROFIT
North America	$350	$314	$1,008	$885
Europe	65	59	199	199
South America	140	117	412	340
Asia	51	38	153	116
Surface Technologies	26	23	78	64

Segment operating profit	632	551	1,850	1,604
Venezuela currency devaluation (Note 2)	—	—	—	(27)

Total operating profit	$632	$551	$1,850	$1,577

(a)	Intersegment sales, primarily from North America to other segments, were not significant for the periods ended September 30, 2011 and 2010.

13. Equity

A summary of the changes in total equity for the quarter and nine months ended September 30, 2011 and 2010 is provided below:

(Millions of dollars)	Quarter Ended September 30,
	2011			2010
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$6,400	$370	$6,770	$5,452	$315	$5,767
Net Income	429	14	443	377	11	388
Translation Adjustments	(706)	(12)	(718)	319	14	333

Derivative Instruments, net of $4 million taxes in 2011 and less than $1 million of taxes in 2010	(8)		(8)			—
Funded Status — retirement obligations, net of $5 million taxes in 2011 and $7 million taxes in 2010	7	—	7	—	—	—

Comprehensive income (loss)	(278)	2	(276)	696	25	721
Dividends and other capital reductions to noncontrolling interests		(4)	(4)		(3)	(3)
Additions (Reductions) to noncontrolling interests(a)		—	—	—	2	2
Dividends to Praxair, Inc. common stock holders ($0.50 per share in 2011 and $0.45 per share in 2010)	(150)		(150)	(139)		(139)

Issuances of common stock:			—
For the dividend reinvestment and stock purchase plan	2		2	1		1
For employee savings and incentive plans	23		23	80		80
Purchases of common stock	(275)		(275)	(139)		(139)
Tax benefit from stock options	15		15	28		28
Share-based compensation	16		16	12		12

Balance, end of period	$5,753	$368	$6,121	$5,991	$339	$6,330

	Nine Months Ended September 30,
	2011			2010
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$5,792	$353	$6,145	$5,315	$333	$5,648
Net Income	1,252	39	1,291	1,062	30	1,092
Translation Adjustments	(358)	3	(355)	81	(4)	77

Derivative Instruments, net of $4 million taxes in 2011 and $1 million taxes in 2010	(8)		(8)	—		—

Funded Status — retirement obligations, net of $1 million taxes in 2011 and $25 million taxes in 2010	12		12	10		10

Comprehensive income	898	42	940	1,153	26	1,179
Dividends and other capital reductions to noncontrolling interests		(26)	(26)	—	(22)	(22)
Additions (reductions) to noncontrolling interests(a)		(1)	(1)	(2)	2	—
Dividends to Praxair, Inc. common stock holders ($1.50 per share in 2011 and $1.35 per share in 2010)	(453)		(453)	(414)		(414)

Issuances of common stock:
For the dividend reinvestment and stock purchase plan	6		6	5		5
For employee savings and incentive plans	167		167	137		137
Purchases of common stock	(753)		(753)	(281)		(281)
Tax benefit from stock options	50		50	43		43
Share-based compensation	46		46	35		35

Balance, end of period	$5,753	$368	$6,121	$5,991	$339	$6,330

(a)	Praxair increased (decreased) its ownership in certain consolidated subsidiaries. The difference between the purchase price and the related noncontrolling interests was recorded as a decrease in Praxair’s additional paid-in-capital.

The components of accumulated other comprehensive income (loss) (“AOCI”) are as follows:

(Millions of dollars)	September 30, 2011	December 31, 2010
Cumulative translation adjustments (CTA)	$(882)	$(527)
Derivative instruments	(4)	4
Pension/ OPEB funded status obligation	(482)	(494)

	(1,368)	(1,017)
Less: noncontrolling interests (CTA)	4	1

AOCI — Praxair, Inc.	$(1,372)	$(1,018)

14. Acquisitions

On June 15, 2011, Praxair completed the acquisition of a 49% ownership interest in the ROC Group’s industrial gases business operating in the United Arab Emirates. In August 2010, Praxair had previously acquired a 49% ownership interest in the ROC Group’s industrial gases businesses operating in Kuwait and Qatar. These investments are accounted for as equity investments in Praxair’s consolidated financial statements. Additionally, in both years Praxair completed several small acquisitions related primarily to North American packaged gas distributors. The aggregate purchase price for acquisitions was $99 million and $134 million during the nine months ended September 30, 2011 and 2010 respectively.

15. Subsequent Event

On October 5, 2011, Praxair and Yara International ASA of Norway signed an agreement whereby Praxair increased its ownership in the Yara Praxair AS industrial gases joint venture from 50% to 66%. The Yara Praxair joint venture, formed in late 2007, comprises Yara International’s industrial gases businesses located in Norway, Denmark and Sweden and had sales of approximately $173 million in 2010. The original 50% ownership interest in the joint venture has been accounted for by Praxair as an equity method investment. As a result of the acquisition of a controlling interest in the joint venture, Praxair will consolidate the Yara Praxair joint venture within the European segment beginning in the fourth quarter of 2011. Additionally, in accordance with U. S. accounting rules, Praxair is required to fair value the entire Yara Praxair joint venture, including its original 50% ownership interest in Yara Praxair. Accordingly, Praxair will record a gain during the fourth quarter of 2011 for the amount that the fair value of its original 50% ownership interest exceeds its equity investment book value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Adjusted Amounts and Comparisons

The discussion of consolidated results and outlook in this Management’s Discussion and Analysis (MD&A) as it relates to the nine month periods is based on adjusted amounts for 2010 and comparisons with such amounts. The adjusted amounts for 2010 are non-GAAP measures that supplement an understanding of the company’s financial information by presenting information that investors, financial analysts and management use to help evaluate the company’s performance and ongoing business trends on a comparable basis. See the “Consolidated Results” section of this MD&A for a summary of these adjusted amounts. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A.

Consolidated Results

The following table provides summary data for the quarters and nine months ended September 30, 2011 and 2010:

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in millions, except per share data)	2011	2010	Variance	2011	2010	Variance
Reported Amounts
Sales	$2,896	$2,538	14%	$8,456	$7,493	13%
Gross margin(a)	$1,212	$1,094	11%	$3,596	$3,231	11%
As a percent of sales	41.9%	43.1%		42.5%	43.1%
Selling, general and administrative	$307	$299	3%	$924	$895	3%
As a percent of sales	10.6%	11.8%		10.9%	11.9%
Depreciation and amortization	$256	$227	13%	$754	$685	10%
Venezuela currency devaluation(b)	$—	$—		$—	$27
Other income (expense) — net	$5	$2		$(1)	$9
Operating profit	$632	$551	15%	$1,850	$1,577	17%
As a percent of sales	21.8%	21.7%		21.9%	21.0%
Interest expense — net	$36	$29	24%	$107	$90	19%
Effective tax rate	27.9%	28.0%		27.8%	28.4%
Income from equity investments	$13	$12	8%	$33	$27	22%
Noncontrolling interests	$(14)	$(11)	27%	$(39)	$(30)	30%
Net income — Praxair, Inc.	$429	$377	14%	$1,252	$1,062	18%
Diluted earnings per share	$1.40	$1.21	16%	$4.07	$3.41	19%
Diluted shares outstanding	305,623	311,608	(2)%	307,581	311,424	(1)%
Adjusted Amounts for 2010(c)
Operating profit				$1,850	$1,604	15%
As a percent of sales				21.9%	21.4%
Effective tax rate				27.8%	27.9%
Net income — Praxair, Inc.				$1,252	$1,088	15%
Diluted earnings per share				$4.07	$3.49	17%

(a)	Gross margin excludes depreciation and amortization expense.

(b)	See Note 2 to the condensed consolidated financial statements.

(c)	Adjusted amounts for 2010 are non-GAAP measures and are presented to facilitate comparisons with 2011, which are not adjusted. Adjusted amounts for the nine months ended September 30, 2010 exclude the impact of the Venezuela currency devaluation. Variances are calculated using adjusted amounts, when appropriate. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A.

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

	Quarter Ended September 30, 2011 vs. 2010	Nine Months Ended September 30, 2011 vs. 2010
Sales	% Change	% Change
Volume	6%	6%
Price/Mix/Other	3%	3%
Cost pass-through	1%	1%
Currency	5%	4%
Acquisitions/(divestitures)	(1)%	(1)%

Total sales change	14%	13%

Sales increased $358 million, or 14%, for the third quarter and increased $963 million, or 13%, for the nine months ended September 30, 2011 versus the respective 2010 periods. The underlying increase in sales of 9% for the quarter and year-to-date periods, reflects strong volume growth compared to the prior year in North America, South America and Asia and higher overall pricing. In the third quarter, sales to the chemicals, metals, energy and manufacturing end markets showed the strongest growth compared with the prior year. Currency effects added 5% and 4% to sales in the quarter and year-to-date periods, respectively.

Gross margin in 2011 improved $118 million, or 11%, for the third quarter and increased $365 million, or 11%, for the nine months ended September 30, 2011 versus the respective 2010 periods primarily due to higher volumes and higher overall pricing. The decrease in the gross margin percentage for the quarter and year-to-date periods to 41.9% and 42.5%, respectively, was primarily due to the impact of higher cost pass-through and product mix.

Selling, general and administrative (SG&A) expenses increased $8 million, or 3%, for the third quarter and increased $ 29 million, or 3%, for the nine months ended September 30, 2011 versus the respective 2010 periods, but decreased as a percentage of sales in both periods. The increase in SG&A expenses was primarily due to benefit costs, incentive compensation and other labor costs associated with increased business activity, and currency effects. These increases were partially offset by the impact of the U.S. homecare divestiture which was completed on March 4, 2011.

Depreciation and amortization expense increased $29 million, or 13%, for the third quarter and increased $69 million, or 10%, for the nine months ended September 30, 2011 versus the respective 2010 periods. The increase was due to project start-ups and currency effects.

Other income (expense) — net was a benefit of $5 million and $2 million for the quarters ended September 30, 2011 and 2010, respectively. Other income (expense) — net was a $1 million expense and a $9 million benefit for the nine-months ended September 30, 2011 and 2010, respectively. The 2011 quarter and nine-month periods included $8 million and $6 million benefit of currency-related net gains, respectively, primarily related to net income hedges.

The 2010 quarter and nine-month periods included $5 million loss and $1 million gain, respectively, due to currency related items, primarily related to net income hedges (see Note 5 to the condensed consolidated financial statements). In addition, the 2011 periods included higher severance expense and the 2010 nine month period included a gain related to the State of Rio amnesty program.

Operating profit increased $81 million, or 15%, for the third quarter versus 2010. For the nine months ended September 30, 2011, operating profit of $1,850 million increased $273 million, or 17%, versus the respective 2010 adjusted amount. These increases were primarily driven by higher sales volumes and the impact of higher overall pricing.

Interest expense — net increased $7 million, or 24%, for the third quarter and increased $17 million, or 19%, for the nine months ended September 30, 2011 versus the respective periods in 2010 due to higher debt levels, increased international borrowing rates, and long-term fixed rate debt issuances which refinanced lower floating rate debt.

The reported effective tax rate for the third quarter 2011 was 27.9% versus 28.0% for the same period in 2010. The effective tax rate for the nine months ended September 30, 2011 was 27.8% versus the adjusted effective tax rate of 27.9% for the same period in 2010. The effective tax rate for the full year is expected to be approximately 28.0%.

Praxair’s significant sources of equity income are in China, Italy, the Middle East, and Scandinavia. Income from equity investments increased $1 million in the third quarter and increased $6 million for the nine months ended September 30, 2011 versus the respective 2010 periods. This increase relates primarily to higher earnings from our affiliates and the acquisition of ROC Group in the Middle East.

At September 30, 2011, noncontrolling interests consisted primarily of noncontrolling shareholders’ investments in Asia (primarily China and India), Europe (primarily in Italy), and North America (primarily within the U.S. packaged gas business). The increase of $3 million, or 27% for the quarter, and $9 million, or 30%, for the nine months ended September 30, 2011 was due to higher income in these businesses.

Net income — Praxair, Inc. increased $52 million, or 14%, for the third quarter versus 2010. For the nine months ended September 30, 2011, net income — Praxair, Inc. of $1,252 million increased $190 million, or 18%, versus the respective 2010 adjusted amount. The increases were primarily due to higher operating profit, which was partially offset by higher interest and tax expense.

Diluted earnings per share (EPS) was $1.40 per diluted share for the third quarter 2011 versus $1.21 for the third quarter 2010. For the nine months ended September 30, 2011, EPS was $4.07 versus adjusted EPS of $3.49 for the respective 2010 period. Higher EPS is attributable to higher net income — Praxair, Inc. coupled with a lower number of diluted shares outstanding due to the impact of the company’s net repurchases of common stock since 2010.

The number of employees at September 30, 2011 was 25,793 reflecting a decrease of 468 employees from December 31, 2010 primarily due to the U.S. homecare divestiture completed on March 4, 2011.

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows:

	Quarter ended September 30,			Nine Months Ended September 30,
(Dollar amounts in millions)	2011	2010	Variance	2011	2010	Variance
SALES
North America	$1,427	$1,282	11%	$4,132	$3,801	9%
Europe	358	322	11%	1,068	995	7%
South America	607	506	20%	1,776	1,454	22%
Asia	341	287	19%	992	825	20%
Surface Technologies	163	141	16%	488	418	17%

	$2,896	$2,538	14%	$8,456	$7,493	13%

OPERATING PROFIT
North America	$350	$314	11%	$1,008	$885	14%
Europe	65	59	10%	199	199	0%
South America	140	117	20%	412	340	21%
Asia	51	38	34%	153	116	32%
Surface Technologies	26	23	13%	78	64	22%

Segment operating profit	632	551	15%	1,850	1,604	15%
Venezuela currency devaluation (Note 2)	—	—		—	(27)

Total operating profit	$632	$551		$1,850	$1,577

North America

	Quarter Ended September 30, 2011 vs. 2010	Nine Months Ended September 30, 2011 vs. 2010
	% Change	% Change
Sales
Volume	7%	6%
Price/Mix/Other	3%	2%
Cost pass-through	2%	1%
Currency	2%	2%
Acquisitions/divestitures	(3)%	(2)%

Total sales change	11%	9%

Sales increased $145 million, or 11%, for the third quarter and increased $331 million, or 9%, for the nine months ended September 30, 2011 versus the respective 2010 periods. Underlying sales increased 10% and 8% for the quarter and year-to-date periods, respectively, primarily due to higher volumes and overall pricing. Sales growth primarily came from manufacturing, energy, chemicals and metals customers. Sales decreased 3% and 2% for the quarter and the year-to-date periods, respectively, due primarily to the divestiture of the U.S. Homecare business which was offset by favorable currency and cost pass-through.

Operating profit increased $36 million, or 11%, for the third quarter and increased $123 million, or 14%, for the nine months ended September 30, 2011 versus the respective 2010 periods. Operating profit grew as a result of higher volumes, higher pricing increases and productivity.

Europe

	Quarter ended September 30, 2011 vs. 2010	Nine Months Ended September 30, 2011 vs. 2010
	% Change	% Change
Sales
Volume	(3)%	—%
Price/Mix/Other	—%	—%
Cost pass-through	1%	1%
Currency	13%	6%

Total sales change	11%	7%

Sales increased $36 million, or 11%, for the third quarter and increased $73 million, or 7%, for the nine months ended September 30, 2011 versus the respective 2010 periods. The increase for the third quarter and year-to-date periods was due to favorable currency effects. 2011 third quarter volumes decreased 3% for the quarter. On a year-to-date basis volumes were comparable to the 2010 period.

Operating profit increased $6 million, or 10%, for the third quarter and remained unchanged for the nine months ended September 30, 2011 versus the respective 2010 periods. Operating profit for the third quarter increased primarily due to currency effects including a net income hedge gain of $2 million in 2011 and a net income hedge loss of $4 million in 2010 (see Note 5 to the condensed consolidated financial statements).

South America

	Quarter ended September 30, 2011 vs. 2010	Nine Months Ended September 30, 2011 vs. 2010
	% Change	% Change
Sales
Volume	8%	8%
Price/Mix/Other	5%	5%
Cost pass-through	1%	1%
Currency	6%	8%

Total sales change	20%	22%

Sales increased $101 million, or 20%, for the third quarter and increased $322 million, or 22%, for the nine months ended September 30, 2011 versus the respective 2010 periods. Currency appreciation increased sales by 6% and 8% in the quarter and year-to-date periods, respectively. Underlying sales increased 13% for the quarter and year-to-date periods, primarily due to higher sales to the metals and manufacturing end markets, new plant start-ups and higher overall pricing. Higher cost pass-through increased sales by $6 million, or 1%, for the 2011 third quarter, and increased sales by $19 million, or 1%, for the year-to-date period with a minimal impact on operating profit.

Operating profit increased $23 million, or 20%, for the third quarter and increased $72 million, or 21%, for the nine months ended September 30, 2011 versus the respective 2010 periods. Operating profit grew primarily due to higher volumes and higher pricing. Operating profit for the quarter included a net income hedge gain of $3 million in 2011 and a net income hedge loss of $2 million in 2010. Operating profit for the year-to-date period included a net income hedge gain of $1 million in 2011 and a net income hedge loss of $2 million in 2010 (see Note 5 to the condensed consolidated financial statements). Operating profit for the 2010 year-to-date period included a benefit from a decision to settle certain disputes under a special amnesty program enacted by the State of Rio de Janeiro, which was largely offset by charges in connection with a non-core service business restructuring.

Asia

	Quarter ended September 30, 2011 vs. 2010	Nine Months Ended September 30, 2011 vs. 2010
	% Change	% Change
Sales
Volume	12%	12%
Price/Mix/Other	1%	1%
Cost pass-through	1%	3%
Currency	5%	4%

Total sales change	19%	20%

Sales increased $54 million, or 19%, for the third quarter and increased $167 million, or 20%, for the nine months ended September 30, 2011 versus the respective 2010 periods primarily due to strong volume growth in China and India including new plant start-ups. Currency appreciation increased sales by 5% and 4% in the quarter and year-to-date periods, respectively. Higher cost pass-through increased sales by $3 million, or 1%, for the 2011 third quarter, and increased sales by $21 million, or 3%, for the year-to-date period, with a minimal impact on operating profit.

Operating profit increased $13 million, or 34% for the third quarter and increased $37 million, or 32%, for the nine months ended September 30, 2011 versus the respective 2010 periods primarily due to strong volume growth and higher price.

Surface Technologies

	Quarter ended September 30, 2011 vs. 2010	Nine Months Ended September 30, 2011 vs. 2010
	% Change	% Change
Sales
Volume/Price	8%	12%
Cost pass-through	2%	1%
Currency	6%	4%

Total sales change	16%	17%

Sales increased $22 million, or 16%, for the third quarter and increased $70 million, or 17%, for the nine months ended September 30, 2011 versus the respective 2010 periods. Underlying sales increased 8% and 12% for the quarter and year-to-date periods, respectively, due to higher energy and industrial coatings volumes.

Operating profit increased $3 million, or 13% for the third quarter, and increased $14 million, or 22%, for the nine months ended September 30, 2011 versus the respective 2010 periods. The increase was principally driven by higher volumes.

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

To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percent of YTD 2011 Consolidated Sales(a)	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet

		Year-To-Date Average		September 30,	December 31,
Currency		2011	2010	2011	2010
Brazil real	18%	1.63	1.78	1.85	1.67
Euro	14%	0.71	0.76	0.74	0.76
Canada dollar	8%	0.98	1.04	1.02	1.00
Mexico peso	6%	11.95	12.76	13.37	12.38
China yuan	4%	6.52	6.81	6.36	6.62
India rupee	2%	45.10	46.23	49.23	45.10
Korea won	2%	1,094	1,171	1,173	1,137
Singapore dollar	2%	1.25	1.39	1.28	1.30
Argentina peso	1%	4.09	3.89	4.21	3.98
Colombia peso	1%	1,822	1,907	1,929	1,914
Taiwan dollar	1%	29.10	31.98	30.41	29.42
Thailand bhat	1%	30.33	32.51	30.96	30.12
Venezuela bolivar	<1%	4.30	4.30	4.30	4.30
Japan yen	<1%	80.93	89.99	76.50	92.65

(a)	Surface technologies segment sales are included within their respective regions as applicable.

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Nine Months Ended September 30,
	2011	2010
NET CASH PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
Net income — Praxair, Inc. plus depreciation and amortization	$2,006	$1,747
Noncontrolling interests	39	30

Net income plus depreciation and amortization (including noncontrolling interests)	2,045	1,777
Adjustments to reconcile net income to net cash provided by operating activities:
Venezuela currency devaluation, net of payments	—	23
Working capital	(293)	(105)
Pension contributions	(87)	(117)
Long-term assets, liabilities and other	(1)	37

Net cash provided by operating activities	$1,664	$1,615

INVESTING ACTIVITIES
Capital expenditures	(1,225)	(937)
Acquisitions, net of cash acquired	(99)	(134)
Divestitures and asset sales	40	44

Net cash used for investing activities	$(1,284)	$(1,027)

FINANCING ACTIVITIES
Debt increases (reductions) — net	725	(19)
Issuances (purchases) of common stock — net	(594)	(139)
Cash dividends — Praxair, Inc. shareholders	(453)	(414)
Excess tax benefit on stock option exercises	47	38
Noncontrolling interest transactions and other	(4)	(17)

Net cash (used for) provided by financing activities	$(279)	$(551)

Cash Flow from Operations

Cash provided by operations of $1,664 million for the nine months ended September 30, 2011 increased $49 million versus 2010. The increase was primarily due to higher net income – Praxair Inc. plus depreciation and amortization and lower pension contributions which were partially offset by higher working capital requirements. Higher accounts receivable and inventory were associated with higher sales levels. Accounts payable and accrual decreases were related to higher incentive compensation and tax payments related to the higher earnings levels.

Praxair estimates that 2011 contributions to its pension plans will be in the area of $100 million, of which $87 million have been made through September 30, 2011.

Investing

Net cash used for investing of $1,284 million for the nine months ended September 30, 2011 increased $257 million versus 2010 primarily due to the $288 million increase in capital expenditures related largely to new production plants under contract for customers. Acquisitions of $99 million primarily relates to the acquisition of a 49% ownership interest in ROC group’s United Arab Emirates operations in June 2011 as well as several small acquisitions, related primarily to North American packaged gas distributors. Divestitures and asset sales of $40 million include the U.S. homecare business sale which closed on March 4, 2011.

Financing

Cash used for financing activities was $279 million in 2011 versus $551 million in 2010.

In 2011, net debt increased to $725 million to support net common stock repurchases and cash dividends.

At September 30, 2011, Praxair’s total debt outstanding was $6,310 million, an increase of $753 million from December 31, 2010. On September 6, 2011, Praxair issued $500 million of 3.00% notes, and on March 4, 2011, Praxair issued $500 million of 4.05% notes. Both notes are due in 2021, and the proceeds were used to reduce short-term debt, fund share repurchases and for general corporate purposes.

Net common stock repurchases of $594 million increased $455 million versus 2010. Cash dividends of $453 million increased $39 million from the year ago period to $1.50 per share ($1.35 per share for 2010).

In 2010, net cash used for financing of $551 million was primarily due to $414 million of cash dividends and $139 million of net common stock repurchases.

On July 26, 2011, the company entered into a $1.75 billion senior unsecured credit facility with a syndicate of banks which expires in 2016. This facility replaces the company’s $1.0 billion senior unsecured credit facility which was set to expire in December 2011. The covenants contained in the new credit facility are similar to those under Praxair’s previous facility. In addition, the company cancelled its $200 million revolving credit facility in Canada on August 24, 2011. See Note 12 to the consolidated financial statements of Praxair’s 2010 Annual Report on Form 10-K.

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

The following are the non-GAAP measures presented in the MD&A:

	Quarter Ended September 30,
(Dollar amounts in millions, except per share data)	2011	2010
Debt-to-capital	50.8%	47.5%*
After-tax return on capital	14.8%	14.7%
Return on equity	28.3%	26.4%

* As of December 31, 2010

	Nine Months Ended September 30,
	2011	2010
Adjusted amounts:
Operating profit	$1,850	$1,604
As a percent of sales	21.9%	21.4%
Effective tax rate	27.8%	27.9%
Net income — Praxair, Inc.	$1,252	$1,088
Diluted earnings per share	$4.07	$3.49

Debt-to-Capital Ratio

The debt-to-capital ratio is a measure used by investors, financial analysts and management to provide a measure of financial leverage and insights into how the company is financing its operations.

	September 30, 2011	December 31, 2010
(Dollar amounts in millions)
Total debt	$6,310	$5,557

Equity
Praxair, Inc. shareholders’ equity	5,753	5,792
Noncontrolling interests	368	353

Total equity	6,121	6,145

Total capital	$12,431	$11,702

DEBT-TO-CAPITAL RATIO	50.8%	47.5%

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

	Quarter Ended September 30,
	2011	2010
(Dollar amounts in millions)
Operating profit	632	$551
Less: income taxes	(166)	(146)
Less: tax benefit on interest expense*	(10)	(8)
Add: equity income	13	12

Net operating profit after-tax (NOPAT)	$469	$409

Beginning capital	$12,889	$10,793
Ending capital	$12,431	$11,407
Average capital	$12,660	$11,100

ROC%	3.7%	3.7%

ROC% (annualized)	14.8%	14.7%

*	Tax benefit on interest expense is computed using the effective rate adjusted for non-recurring income tax benefits. The effective tax rate used was 28% for 2011 and 2010.

Return on Praxair, Inc. Shareholders’ Equity (ROE)

Return on Praxair, Inc. shareholders’ equity is a measure used by investors, financial analysts and management to evaluate operating performance from a Praxair shareholder perspective. ROE measures the net income attributable to Praxair, Inc. that the company was able to generate with the money shareholders have invested.

	Quarter Ended September 30,
	2011	2010
(Dollar amounts in millions)
Net income — Praxair, Inc.	$429	$377

Beginning Praxair, Inc. shareholders’ equity	$6,400	$5,452
Ending Praxair, Inc. shareholders’ equity	$5,753	$5,991
Average Praxair, Inc. shareholders’ equity	$6,077	$5,722

ROE%	7.1%	6.6%

ROE% (annualized)	28.3%	26.4%

EBITDA and Debt-to-EBITDA Ratio

These measures are used by investors, financial analysts and management to assess a company’s ability to meet its financial obligations.

	Quarter Ended September 30,
	2011	2010
(Dollar amounts in millions)
Net Income — Praxair, Inc.	$429	$377
Add: noncontrolling interests	14	11
Add: interest expense — net	36	29
Add: income taxes	166	146
Add: depreciation and amortization	256	227

EBITDA	$901	$790

Beginning total debt	$6,119	$5,026
Ending total debt	$6,310	$5,077
Average total debt	$6,215	$5,052

DEBT-TO-EBITDA RATIO	6.9	6.4

DEBT-TO-EBITDA RATIO (annualized)	1.7	1.6

Adjusted Amounts

Adjusted amounts for the nine month period ended September 30, 2010 exclude the impact of the Venezuela currency devaluation. The company does not believe this item is indicative of on-going business trends and, accordingly, the impact is excluded from the reported amounts so that investors can better evaluate and analyze historical and future business trends on a consistent basis. Certain 2011 amounts are included for reference purposes.

	Nine Months Ended September 30,
(Dollar amounts in millions, except per share data)	2011	2010
Adjusted Operating Profit and Margin
Reported operating profit	$1,850	$1,577
Add: Venezuela currency devaluation	—	27

Adjusted operating profit	$1,850	$1,604

Reported percent change	17%
Adjusted percent change	15%

Reported sales	$8,456	$7,493
Reported operating profit margin	21.9%	21.0%
Adjusted operating profit margin	21.9%	21.4%

Adjusted Income Taxes and Effective Tax Rate

Reported income taxes	$485	$422
Add: Venezuela currency devaluation	—	1

Adjusted income taxes	$485	$423

Reported income before income taxes and equity investments	$1,743	$1,487
Add: Venezuela currency devaluation	—	27

Adjusted income before income taxes and equity investments	$1,743	$1,514

Adjusted effective tax rate	27.8%	27.9%

Adjusted Net Income — Praxair, Inc.

Reported net income — Praxair, Inc.	$1,252	$1,062
Add: Venezuela currency devaluation	—	26

Adjusted net income — Praxair, Inc.	$1,252	$1,088

Reported percent change	18%
Adjusted percent change	15%

Adjusted Diluted Earnings Per Share

Reported diluted earnings per share	$4.07	$3.41
Add: Venezuela currency devaluation	—	0.08

Adjusted diluted earnings per share	$4.07	$3.49

Reported percent change	19%
Adjusted percent change	17%

New Accounting Standards

Refer to Note 1 of the condensed consolidated financial statements for information regarding new accounting standards.

Outlook

For the fourth quarter of 2011, diluted earnings per share are expected to be in the range of $1.33 to $1.38. This guidance anticipates a headwind from weaker overseas currencies of about 5 cents relative to the third quarter of 2011.

For the full year of 2011, Praxair expects sales of about $11.2 billion. Reported diluted earnings per share are expected to be in the range of $5.40 to $5.45. Excluding the fourth quarter currency headwinds, this guidance remains at the upper end of prior guidance. Full-year capital expenditures are expected to be about $1.8 billion supporting the current backlog of projects under contract with customers, which will come on stream in 2011 through 2014.

Both the quarter and year-to-date diluted earnings per share guidance exclude the gain on the Yara Praxair acquisition and any potential restructuring costs.

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

General Economic Conditions — Weakening economic conditions in markets in which the company does business may adversely impact the company’s financial results and/or cash flows.

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

Cost and Availability of Raw Materials and Energy — Increases in the cost of energy and raw materials and/or disruption in the supply of these materials could result in lost sales or reduced profitability.

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

International Events and Circumstances — The company’s international operations are subject to the risks of doing business abroad and international events and circumstances may adversely impact its business, financial condition or results of operations.

Praxair has substantial international operations which are subject to risks including devaluations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest, possible nationalization and/or expropriation of assets, domestic and international tax laws and compliance with governmental regulations. These events could have an adverse effect on the international operations in the future by reducing the demand for its products, decreasing the prices at which it can sell its products, reducing the U.S. dollar value of revenue from international operations or otherwise having an adverse effect on its business. In particular, due to recent government actions related to business and currency regulations, there is considerable risk associated with operations in Venezuela (see Note 2 to the condensed consolidated financial statements). At September 30, 2011, Praxair’s sales and net assets in Venezuela were less than 1% of Praxair’s consolidated amounts.

Global Financial Markets Conditions — Macroeconomic factors may impact the company’s ability to obtain financing or increase the cost of obtaining financing which may adversely impact the company’s financial results and/or cash flows.

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

Competitor Actions — The inability to effectively compete could adversely impact results of operations.

Praxair operates within a highly competitive environment worldwide. Competition is based on price, product quality, delivery, reliability, technology and service to customers. Competitors’ behavior related to these areas could potentially have significant impacts on the company’s financial results.

Governmental Regulations — The company is subject to a variety of United States and foreign government regulations. Changes in these regulations could have an adverse impact on the business, financial position and results of operations.

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

Although management does not believe that any such liabilities will have a material adverse impact on its financial position and results of operations, management cannot provide assurance that such costs will not increase in the future or will not become material. See the section captioned “Management’s Discussion and Analysis — Environmental Matters” in Item 7 of Praxair’s 2010 Annual Report on Form 10-K.

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

Catastrophic Events — Catastrophic events could disrupt the operations of the company and/or its customers and suppliers and may have a significant adverse impact on the results of operations.

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

Retaining Qualified Personnel — The inability to attract and retain qualified personnel may adversely impact the company’s business.

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

Technological Advances — If the company fails to keep pace with technological advances in the industry or if new technology initiatives do not become commercially accepted, customers may not continue to buy the company’s products and results of operations could be adversely affected.

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

Litigation and Governmental Investigations — The outcomes of litigation and governmental investigations may affect the company’s financial results.

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

Tax Liabilities — Potential tax liabilities could adversely impact the company’s financial position and results of operations.

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

Pension Liabilities — Risks related to our pension benefit plans may adversely impact our results of operations and cash flows.

Pension benefits represent significant financial obligations that will be ultimately settled in the future with employees who meet eligibility requirements. Because of the uncertainties involved in estimating the timing and amount of future payments and asset returns, significant estimates are required to calculate pension expense and liabilities related to the company’s plans. The company utilizes the services of independent actuaries, whose models are used to facilitate these calculations. Several key assumptions are used in the actuarial models to calculate pension expense and liability amounts recorded in the consolidated financial statements. In particular, significant changes in actual investment returns on pension assets, discount rates, or legislative or regulatory changes could impact future results of operations and required pension contributions. For information regarding the potential impacts regarding significant assumptions used to estimate pension expense, including discount rates and the expected long-term rates of return on plan assets. See “Critical Accounting Policies — Pension Benefits” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Praxair’s 2010 Annual Report on Form 10-K.

Operational Risks — Operational risks may adversely impact the company’s business or results of operations.

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

Information Technology Systems — The Company may be subject to information technology system failures, network disruptions and breaches in data security.

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

Acquisitions — The inability to effectively integrate acquisitions could adversely impact the company’s financial position and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities — Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended September 30, 2011 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program(1) (Thousands)	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Program(2) (Millions)
July 2011	452	$105.65	452	$520
August 2011	1,832	$96.36	1,832	$343
September 2011	514	$96.56	514	$294

Third Quarter 2011	2,798	$97.90	2,798	$294

(1)	As of September 30, 2011, the company purchased $1,206 million of its common stock, pursuant to the 2010 program, leaving an additional $294 million remaining authorized under the 2010 program. The 2010 program does not have any stated expiration date.

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

PRAXAIR, INC.

(Registrant)

Date: October 26, 2011	By: /s/ Elizabeth T. Hirsch

Elizabeth T. Hirsch
Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)