Form 10-K
period 2011-12-31
PRAXAIR INC
filed 2012-02-29
CIK 884905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer  ☑    Accelerated filer  ☐    Non- accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2011, was approximately $33 billion (based on the closing sale price of the stock on that date as reported on the New York Stock Exchange).

At January 31, 2012, 298,410,216 shares of common stock of Praxair, Inc. were outstanding.

Documents incorporated by reference:

Portions of the Proxy Statement of Praxair, Inc., for its 2012 Annual Meeting of Shareholders, are incorporated in Part III of this report.

PRAXAIR, INC.

ANNUAL REPORT ON FORM 10-K

For the fiscal year ended December 31, 2011

Praxair, Inc. and Subsidiaries

PART I

ITEM 1.	BUSINESS

General

Praxair, Inc. (Praxair or the company) was founded in 1907 and became an independent publicly traded company in 1992. Praxair was the first company in the United States to produce oxygen from air using a cryogenic process and continues to be a major technological innovator in the industrial gases industry.

Praxair is the largest industrial gas supplier in North and South America, is rapidly growing in Asia, and has strong, well-established businesses in Europe. Praxair’s primary products in its industrial gases business are atmospheric gases (oxygen, nitrogen, argon, rare gases) and process gases (carbon dioxide, helium, hydrogen, electronic gases, specialty gases, acetylene). The company also designs, engineers, and builds equipment that produces industrial gases for internal use and external sale. The company’s surface technologies segment, operated through Praxair Surface Technologies, Inc., supplies wear-resistant and high-temperature corrosion-resistant metallic and ceramic coatings and powders. Praxair’s sales were $11,252 million, $10,116 million, and $8,956 million for 2011, 2010, and 2009, respectively. Refer to Note 18 to the consolidated financial statements for additional information related to Praxair’s reportable segments.

Praxair serves approximately 25 industries as diverse as healthcare and petroleum refining; computer-chip manufacturing and beverage carbonation; fiber-optics and steel making; and aerospace, chemicals and water treatment. In 2011, 94% of sales were generated in four geographic segments (North America, Europe, South America and Asia) primarily from the sale of industrial gases, with the balance generated from the surface technologies segment. Praxair provides a competitive advantage to its customers by continuously developing new products and applications, which allow them to improve their productivity, energy efficiency and environmental performance.

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

Process gases, including carbon dioxide, hydrogen, carbon monoxide, helium, specialty gases and acetylene are produced by methods other than air separation. Most carbon dioxide is purchased from by-product sources, including chemical plants, refineries and industrial processes and is recovered from carbon dioxide wells. Carbon dioxide is processed in Praxair’s plants to produce commercial and food-grade carbon dioxide. Hydrogen and carbon monoxide are produced by either steam methane reforming of natural gas or by purifying by-product sources obtained from the chemical and petrochemical industries. Most of the helium sold by Praxair is sourced from certain helium-rich natural gas streams in the United States, with additional supplies being acquired from outside the United States. Acetylene is typically produced from calcium carbide and water or purchased as a chemical by-product.

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

Surface Technologies

Praxair’s surface technologies segment supplies wear-resistant and high-temperature corrosion-resistant metallic and ceramic coatings and powders to the aircraft, energy, printing, textile, plastics, primary metals, petrochemical and other industries. It also manufactures a complete line of electric arc, plasma and high-velocity oxygen fuel spray equipment as well as arc and flame wire equipment used for the application of wear-resistant coatings. The coatings extend wear life and are applied at Praxair’s facilities using a variety of thermal spray coatings processes. The coated parts are finished to the customer’s precise specifications before shipment.

Inventories – Praxair carries inventories of merchant and cylinder gases, hardgoods and coatings materials to supply products to its customers on a reasonable delivery schedule. On-site plants and pipeline complexes have limited inventory. Inventory obsolescence is not material to Praxair’s business.

Customers – Praxair is not dependent upon a single customer or a few customers.

International – Praxair is a global enterprise with approximately 63% of its 2011 sales outside of the United States. It conducts industrial gases business through consolidated companies in Argentina, Bahrain, Belgium, Bolivia, Brazil, Canada, Chile, China, Colombia, Costa Rica, Denmark, Dominican Republic, France, Germany, India, Italy, Japan, South Korea, Malaysia, Mexico, the Netherlands, Norway, Paraguay, Peru, Portugal, Puerto Rico, Russia, Saudi Arabia, Spain, Sweden, Taiwan, Thailand, United Arab Emirates, Uruguay and Venezuela. Societa Italiana Acetilene & Derivati S.p.A. (S.I.A.D.), an Italian company accounted for as an equity company, also has established positions in Austria, Bosnia, Bulgaria, Croatia, the Czech Republic, Hungary, Romania, Russia, Serbia, Slovakia, Slovenia and Ukraine. Refrigeration and Oxygen Company Limited (ROC), a Middle Eastern company accounted for as an equity company, has operations in the United Arab Emirates, Kuwait and Qatar. Praxair’s surface technologies segment has operations in Brazil, Canada, China, France, Germany, India, Italy, Japan, Singapore, South Korea, Switzerland and the United Kingdom.

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

The supply of energy has not been a significant issue in the geographic areas where the company conducts business. However, energy availability and price is unpredictable and may pose unforeseen future risks.

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

Employees and Labor Relations – As of December 31, 2011, Praxair had 26,184 employees worldwide. Of this number, 9,197 are employed in the United States. Praxair has collective bargaining agreements with unions at numerous locations throughout the world, which expire at various dates. Praxair considers relations with its employees to be good.

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

Executive Officers – The following Executive Officers have been elected by the Board of Directors and serve at the pleasure of the Board. It is expected that the Board will elect officers annually following each annual meeting of shareholders.

Stephen F. Angel, 56, is Chairman and Chief Executive Officer of Praxair, Inc. since 2007. Before this, Mr. Angel served as President & Chief Operating Officer from March to December 2006, and as Executive Vice President from 2001 to March 2006. Prior to joining Praxair in 2001, Mr. Angel was General Manager for the General Electric Company Industrial Systems Power Equipment business from 1999 to 2001, and was General Manager, Marketing and Sales, for General Electric’s Transportation Systems business from 1996 to 1999. Mr. Angel is a director of PPG Industries, Inc., a member of the Board of the U.S.-China Business Council, a member of the U.S.-Brazil CEO Forum, a member of The Business Council, and a member of the Board of the Business Roundtable.

James T. Breedlove, 64, is Senior Vice President, General Counsel and Secretary of Praxair, Inc. and served as Vice President, General Counsel and Secretary from 2004 to 2006. Prior to joining Praxair in 2004, Mr. Breedlove was Senior Vice President and General Counsel at GE Equipment Services from 2002, and from 1992 to 2002 he served as a Senior Vice President of a division of General Electric Capital Corp.

Domingos H. G. Bulus, 50, is a Senior Vice President of Praxair, Inc. overseeing Praxair’s businesses in South America, and served as a Vice President from 2003 to 2011. He is also President of White Martins Gases Industriais Ltda. (“White Martins”), Praxair’s Brazilian subsidiary, since 2003. He served as President of Praxair Asia from 2001 to 2003. Mr. Bulus also served as Executive Director of the Andean Treaty region for White Martins from 1996 to 2001.

Elizabeth T. Hirsch, 58, is Vice President and Controller of Praxair, Inc. since December 2010. Prior to becoming Controller, she served as Praxair’s Director of Investor Relations since 2002 and as Vice President of Investor

Relations since October 2010. She joined Praxair in 1995 as Director of Corporate Finance and later served as Assistant Treasurer. Previously, she had fifteen years of experience in corporate banking, primarily at Manufacturers Hanover Trust Company.

Ricardo S. Malfitano, 53, is an Executive Vice President of Praxair, Inc. who is retiring from Praxair effective March 1, 2012 and has overseen Praxair’s South America and Asia regions, and the electronics businesses, global hydrogen business, global supply systems, global operations excellence, safety and environmental compliance and global sustainability. Mr. Malfitano served as a Senior Vice President of Praxair from 2003 to 2006 and was President of White Martins, and President, Praxair South America from 2001 to 2003. He served as President, North American Industrial Gases and President of Praxair Canada from 1998 to 2001.

Eduardo F. Menezes, 48, was promoted to Executive Vice President from Senior Vice President effective March 1, 2012. He oversees Praxair’s North American Industrial Gases and Mexico businesses and Praxair Distribution, Inc. (the packaged gases business). From 2010 to March 2011, he was a Vice President of Praxair with responsibility for the North American Industrial Gases business. From 2007 to 2010, he was President of Praxair Europe. He served as Managing Director of Praxair’s business in Mexico from 2004 to 2007, as Vice President and General Manager for Praxair Distribution, Inc. from 2003 to 2004 and as Vice President, U.S. West Region, for North American Industrial Gases, from 2000 to 2003.

Sally A. Savoia, 56, is Vice President, Human Resources of Praxair since 2002. She joined Praxair in 1981, holding positions in marketing, operations and quality before being named business manager, merchant gases, North America, in 1989. In 1993, she was named associate director, Investor Relations, and the following year became director of Praxair’s worldwide re-engineering and quality programs. She was named vice president and general manager, Helium and Rare gases, in 1996 and became vice president, Healthcare, in 1998.

James S. Sawyer, 55, has been Chief Financial Officer of Praxair since 2000 and was named Executive Vice President and Chief Financial Officer in 2006. He was Vice President and Treasurer from 1994 until 2000. He joined Praxair in 1985 and held various financial roles including Finance Director for Europe between 1989 and 1992 and Assistant Treasurer from 1992 through 1994.

Scott E. Telesz, 44, was promoted to Executive Vice President from Senior Vice President, effective March 1, 2012. He is responsible for Praxair’s business in Asia, Europe/Russia, the Middle East, Praxair Surface Technologies, Strategic Planning, and the Company’s Global Procurement and Materials Management group. Before joining Praxair in 2010, he was a Vice President from 2007 to 2010 of SABIC Innovative Plastics, a major division of Riyadh-based Saudi Basic Industries Corporation, a global manufacturer of chemicals, fertilizers, plastics and metals. From 1998 to 2007, he held a variety of general management positions with General Electric, and from 1989 to 1998, Mr. Telesz held several positions, including Engagement Manager in the United States and Australia, with McKinsey & Company.

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

Praxair serves approximately 25 diverse industries across more than 50 countries, which generally leads to financial stability through various business cycles. However, a broad decline in general economic or business conditions in the industries served by its customers could adversely affect the demand for Praxair’s products and impair the ability of our customers to satisfy their obligations to the company, resulting in uncollected receivables and/or unanticipated contract terminations or project delays. In addition, many of the company’s customers are in businesses that are cyclical in nature, such as the chemicals, electronics, metals and refining industries. Downturns in these industries may adversely impact the company during these cycles. Additionally, such conditions could impact the utilization of the company’s manufacturing capacity which may require the company to recognize impairment losses on tangible assets such as property, plant and equipment as well as intangible assets such as intellectual property or goodwill.

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

Praxair has substantial international operations which are subject to risks including devaluations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest, possible nationalization and/or expropriation of assets, domestic and international tax laws and compliance with governmental regulations. These events could have an adverse effect on the international operations in the future by reducing the demand for its products, decreasing the prices at which it can sell its products, reducing the U.S. dollar value of revenue from international operations or otherwise having an adverse effect on its business. In particular, due to government actions related to business and currency regulations, there is considerable risk associated with operations in Venezuela (see Note 2 to the consolidated financial statements). At December 31, 2011, Praxair’s sales and net assets in Venezuela were less than 1% of Praxair’s consolidated amounts.

Global Financial Markets Conditions – Macroeconomic factors may impact the company’s ability to obtain financing or increase the cost of obtaining financing which may adversely impact the company’s financial results and/or cash flows.

Volatility and disruption in the U.S. and global credit and equity markets, from time to time, could make it more difficult for Praxair to obtain financing for its operations and/or could increase the cost of obtaining financing. In addition, the company’s borrowing costs can be affected by short and long-term debt ratings assigned by independent rating agencies which are based, in significant part, on the company’s performance as measured by certain criteria such as interest coverage and leverage ratios. A decrease in these debt ratings could increase the cost of borrowing or make it more difficult to obtain financing. While the impact of volatility in the global credit markets cannot be predicted with certainty, the company believes that it has sufficient operating flexibility, cash reserves, and funding sources to maintain adequate amounts of liquidity to meet its business needs around the world.

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

Praxair’s research and development is directed toward developing new and improved methods for the production and distribution of industrial gases and the development of new markets and applications for the use of these gases. This results in the frequent introduction of new industrial gas applications and the development of new advanced air separation process technologies. The company also conducts research and development for its surface technologies to improve the quality and durability of coatings and the use of specialty powders for new applications and industries. As a result of these efforts, the company develops new and proprietary technologies and employs necessary measures to protect such technologies within the global geographies in which the company operates. These technologies help Praxair to create a competitive advantage and to provide a platform for the company to grow its business at greater percentages than the rate of industrial production growth in such geographies. If Praxair’s research and development activities do not keep pace with competitors or if it does not create new technologies that benefit customers, future results of operations could be adversely affected.

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

Due to the nature of Praxair’s industrial gas products, it is generally uneconomical to transport them distances greater than a few hundred miles from the production facility. As a result, Praxair operates a significant number of production facilities spread globally throughout a number of geographic regions.

The following is a description of production facilities for Praxair by segment. No significant portion of these assets was leased at December 31, 2011. Generally, these facilities are fully utilized and are sufficient to meet our manufacturing needs.

North America

The North America segment operates production facilities in the U.S., Canada and Mexico, approximately 245 of which are cryogenic air separation plants, hydrogen plants and carbon dioxide plants. There are five major pipeline complexes in North America located in Northern Indiana, Houston, along the Gulf Coast of Texas, Detroit and Louisiana. Also located throughout North America are packaged gas facilities, specialty gas plants, helium plants and other smaller plant facilities.

Europe

The Europe segment has production facilities primarily in Italy, Spain, Germany, the Benelux region, France and Scandinavia which include more than 55 cryogenic air separation plants. There are three major pipeline complexes in Europe located in Northern Spain and the Rhine and Saar regions of Germany. These pipeline complexes are primarily supplied by cryogenic air separation plants. Also located throughout Europe are specialty gas plants, packaged gas facilities and other smaller plant facilities.

South America

The South America segment operates more than 45 cryogenic air separation plants, primarily located in Brazil. Many of these plants support a major pipeline complex in Southern Brazil. Also located throughout South America are carbon dioxide plants, packaged gas facilities and other smaller plant facilities.

Asia

The Asia segment has production facilities located primarily in China, Korea, India and Thailand, approximately 40 of which are cryogenic air separation plants. Also located throughout Asia are noncryogenic air separation, carbon dioxide, hydrogen, packaged gas and other production facilities.

Surface Technologies

The surface technologies segment provides coating services and manufactures coating equipment at approximately 40 sites. The majority of these sites are located in the United States and Europe, with smaller operations in Asia, Brazil, India and headquarters located in Indianapolis, Indiana.

ITEM 3.	LEGAL PROCEEDINGS

Information required by this item is incorporated herein by reference to the section captioned “Notes to Consolidated Financial Statements – 17 Commitments and Contingencies” in Item 8 of this 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The principal market for the company’s common stock is the New York Stock Exchange (NYSE). At December 31, 2011 there were 15,463 shareholders of record.

NYSE quarterly stock price and dividend information

Market Price	Trading High	Trading Low	Close	Dividend Per Share
2011
First Quarter	$102.19	$90.04	$101.60	$0.50
Second Quarter	$108.51	$99.55	$108.39	$0.50
Third Quarter	$111.74	$88.64	$93.48	$0.50
Fourth Quarter	$107.81	$89.78	$106.90	$0.50

2010
First Quarter	$83.29	$73.13	$83.00	$0.45
Second Quarter	$89.00	$73.13	$75.99	$0.45
Third Quarter	$90.99	$75.70	$90.26	$0.45
Fourth Quarter	$96.34	$88.60	$95.47	$0.45

Praxair’s annual dividend on its common stock for 2011 was $2.00 per share. On January 24, 2012, Praxair’s Board of Directors declared a dividend of $0.55 per share for the first quarter of 2012, or $2.20 per share annualized, which may be changed as Praxair’s earnings and business prospects warrant. The declaration of dividends is a business decision made by the Board of Directors based on Praxair’s earnings and financial condition and other factors the Board of Directors considers relevant.

Purchases of Equity Securities – Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the three months ended December 31, 2011 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Program (2) (Millions)
October 2011	593	$101.78	593	$233
November 2011	1,013	$98.63	1,013	$134
December 2011	188	$103.33	188	$114

Fourth Quarter 2011	1,794	$100.16	1,794	$114

(1)	As of December 31, 2011, the company had purchased $1,386 million of its common stock, pursuant to the 2010 program, leaving an additional $114 million remaining authorized under the 2010 program. The 2010 program does not have any stated expiration date.

(2)	On January 24, 2012, the company’s board of directors approved the repurchase of an additional $1.5 billion of its common stock (2012 program) which could take place from time to time on the open market (which could include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions. The 2012 program does not have any stated expiration date.

Peer Performance Table – The graph below compares the most recent five-year cumulative returns of Praxair’s common stock with those of the Standard & Poor’s 500 Index (SPX) and the S5 Materials Index (S5MATR) which covers 30 companies, including Praxair. The figures assume an initial investment of $100 on December 31, 2006 and that all dividends have been reinvested.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL SUMMARY

(Dollar amounts in millions, except per share data)

Year Ended December 31,	2011 (a)	2010 (a)	2009 (a)	2008 (a)	2007
From the Income Statement
Sales	$11,252	$10,116	$8,956	$10,796	$9,402
Cost of sales, exclusive of depreciation and amortization	6,458	5,754	5,032	6,495	5,557
Selling, general and administrative	1,239	1,196	1,088	1,312	1,190
Depreciation and amortization	1,003	925	846	850	774
Research and development	90	79	74	97	98
Cost reduction program and other charges – net	1	85	306	194	—
Other income (expenses) – net	7	5	(35)	35	3

Operating profit	2,468	2,082	1,575	1,883	1,786
Interest expense – net	145	118	133	198	173

Income before income taxes and equity investments	2,323	1,964	1,442	1,685	1,613
Income taxes	641	768	169	465	419

Income before equity investments	1,682	1,196	1,273	1,220	1,194
Income from equity investments	40	38	24	36	26

Net income (including noncontrolling interests)	1,722	1,234	1,297	1,256	1,220
Noncontrolling interests	(50)	(39)	(43)	(45)	(43)

Net income – Praxair, Inc.	$1,672	$1,195	$1,254	$1,211	$1,177

Per Share Data – Praxair, Inc. Shareholders
Basic earnings per share	$5.53	$3.90	$4.08	$3.87	$3.69
Diluted earnings per share	$5.45	$3.84	$4.01	$3.80	$3.62
Cash dividends per share	$2.00	$1.80	$1.60	$1.50	$1.20

Weighted Average Shares Outstanding (000’s)
Basic shares outstanding	302,237	306,720	307,676	312,658	318,997
Diluted shares outstanding	306,722	311,395	312,382	318,302	324,842

Other Information and Ratios
Total assets	$16,356	$15,274	$14,317	$13,054	$13,382
Total debt	$6,562	$5,557	$5,055	$5,025	$4,192
Cash flow from operations	$2,455	$1,905	$2,168	$2,038	$1,958
Capital expenditures	$1,797	$1,388	$1,352	$1,611	$1,376
Acquisitions	$294	$148	$131	$130	$476
Return on equity (b)	28.2%	26.4%	27.0%	26.8%	24.6%
After-tax return on capital (b)	14.7%	14.4%	13.8%	15.3%	15.3%
Debt-to-capital ratio (b)	52.2%	47.5%	47.2%	53.8%	43.4%
Shares outstanding (000’s)	298,530	303,997	306,478	306,861	315,488
Number of employees	26,184	26,261	26,164	26,936	27,992

(a)	Amounts for 2011 include: (i) a pre-tax net gain on acquisition of $39 million ($37 million net income – Praxair, Inc.); and (ii) a pretax charge of $40 million ($31 million net income – Praxair, Inc.) relating to the 2011 cost reduction program. Amounts for 2010 include: (i) an income tax charge of $250 million related to a Spanish income tax settlement; (ii) a pre-tax charge of $58 million ($40 million after-tax) related to the US homecare divestiture; (iii) a net repatriation tax benefit of $35 million; and (iv) a pre-tax charge of $27 million ($26 million after-tax) related to the Venezuela currency devaluation. Amounts for 2009 include the impact of the Brazil tax amnesty program and other charges of $306 million ($7 million after-tax benefit). Amounts for 2008 include the impact of the cost reduction program and other charges of $194 million ($125 million after-tax and noncontrolling interests).

(b)	Non-GAAP measures. See the “Non-GAAP Financial Measures” section in Item 7 for definitions and reconciliation to reported amounts.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the company’s financial condition and results of operations should be read together with its consolidated financial statements and notes to the consolidated financial statements included in Item 8 of this Form 10-K.

BUSINESS OVERVIEW

Praxair is the largest industrial gases supplier in North and South America, is rapidly growing in Asia, and has strong, well-established businesses in Europe. The company’s primary products are oxygen, hydrogen, nitrogen, argon, carbon dioxide, helium, electronic gases and a wide range of specialty gases. Praxair Surface Technologies supplies high-performance coatings that protect metal parts from wear, corrosion and high heat. Praxair’s industrial gas operations are managed on a geographical basis and in 2011, 94% of sales were generated in four geographic segments (North America, Europe, South America, and Asia). The surface technologies segment generated the remaining 6% of sales.

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

2011 Year in review

Praxair delivered strong financial performance in 2011. Sales were up 11% with adjusted diluted earnings per share up 15% versus 2010. Sales growth was driven by strong volume growth in North America, Asia and South America and higher pricing. Adjusted operating profit grew 14% by leveraging volume growth and new plant start-ups with continued price, productivity gains and cost reduction efforts. The company continued to invest in capital projects for future growth and has established a presence in two growing geographies, Russia and the Middle East.

•	Sales increased 11% to $11,252 million versus $10,116 million in 2010, due primarily to strong volume growth in most geographic segments.

•

Reported operating profit of $2,468 million increased from $2,082 million in 2010. Adjusted operating profit of $2,469 increased 14% from 2010. Operating profit grew faster than sales from higher pricing and continued leverage from productivity and cost reduction programs.

•

Reported net income – Praxair, Inc. of $1,672 million and diluted earnings per share of $5.45, increased from $1,195 million and $3.84, respectively, in 2010. Adjusted net income – Praxair, Inc. and diluted earnings per share increased 13% and 15% from 2010, respectively.

•	Cash flow from operations was a record $2,455 million.

•

Capital expenditures were $1,797 million, primarily for the construction of new on-site production plants under contract with customers around the world. Acquisition expenditures of $294 million were primarily related to several packaged gas acquisitions in the United States, the acquisition of increased ownership of Yara Praxair Holding AS (Yara Praxair) in Scandinavia and the investment in a 49% interest in the ROC group’s industrial gas operations in the United Arab Emirates. This supplements similar investments made in 2010 in the ROC Group’s operations in Kuwait and Qatar.

2012 Outlook

•	Sales are forecasted in the area of $11.7 to $12 billion.

•	Diluted earnings per share are forecasted to be in the range of $5.70 to $5.90. This represents an increase of 5% to 9% from the 2011 adjusted diluted earnings per share.

•	Effective tax rate of about 28%.

•	Capital expenditures in the range of $2.1 to $2.4 billion.

The above guidance should be read in conjunction with the section entitled “Forward-Looking Statements.”

Praxair provides quarterly updates on operating results, material trends that may affect financial performance, and financial earnings guidance via earnings releases and investor teleconferences. These materials are available on the company’s website, www.praxair.com/investors but are not incorporated herein.

CONSOLIDATED RESULTS AND OTHER INFORMATION

The following table provides selected data for 2011, 2010, and 2009:

				Variance
(Dollar amounts in millions, except per share data) Year Ended December 31,	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Reported Amounts:
Sales	$11,252	$10,116	$8,956	11%	13%
Gross margin (a)	$4,794	$4,362	$3,924	10%	11%
As a percent of sales	42.6%	43.1%	43.8%
Selling, general and administrative	$1,239	$1,196	$1,088	4%	10%
As a percent of sales	11.0%	11.8%	12.1%
Depreciation and amortization	$1,003	$925	$846	8%	9%
Cost reduction program and other charges – net (b)	$1	$85	$306
Other income (expenses) – net	$7	$5	$(35)
Operating profit	$2,468	$2,082	$1,575	19%	32%
As a percent of sales	21.9%	20.6%	17.6%
Interest expense – net	$145	$118	$133	23%	(11)%
Effective tax rate	27.6%	39.1%	11.7%
Income from equity investments	$40	$38	$24	5%	58%
Noncontrolling interests	$(50)	$(39)	$(43)	28%	(9)%
Net income – Praxair, Inc.	$1,672	$1,195	$1,254	40%	(5)%
Diluted earnings per share	$5.45	$3.84	$4.01	42%	(4)%
Diluted shares outstanding	306,722	311,395	312,382	(2)%	—%
Number of employees	26,184	26,261	26,164

Adjusted Amounts (c):
Operating profit	$2,469	$2,167	$1,881	14%	15%
As a percent of sales	21.9%	21.4%	21.0%
Effective tax rate	27.8%	27.9%	27.6%
Net income – Praxair, Inc.	$1,666	$1,476	$1,247	13%	18%
Diluted earnings per share	$5.43	$4.74	$3.99	15%	19%

(a)	Gross margin excludes depreciation and amortization expense.

(b)	See Note 2 to the consolidated financial statements.

(c)	Adjusted amounts are non-GAAP measures. Variances are calculated using adjusted amounts, where indicated. Non-GAAP adjustments are summarized below and a reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A.

The following items were recorded in the consolidated financial statements and were excluded for adjusted amounts. See Note 2 to the consolidated financial statements for a more detailed description of these items.

Year Ended December 31, 2011

(Millions of dollars)	Operating Profit (Loss)	Income Tax Provision (Benefit)	Noncontrolling Interest	Net Income (Loss)
Net gain on acquisition	$39	$3	$(1)	$37
Cost reduction program	(40)	(9)	—	(31)

Total	$(1)	$(6)	$(1)	$6

Gain on Acquisition

During the fourth quarter 2011 Praxair increased its ownership in its Yara Praxair Holding AS (“Yara Praxair”) joint venture in Scandinavia from 50% to 66% and consolidated the company. Previously, Praxair accounted for its 50% ownership interest in the joint venture as an equity method investment. In accordance with U. S. accounting rules, upon consolidation Praxair was required to fair value the entire Yara Praxair joint venture, including its original 50% ownership interest. Accordingly, Praxair recorded a net gain of $39 million ($37 million net income – Praxair, Inc.) during the fourth quarter of 2011 primarily for the amount that the fair value of its original 50% ownership interest exceeded the equity investment book value.

Cost Reduction Program

In the fourth quarter 2011, Praxair recorded pre-tax charges totaling $40 million ($31 million net income – Praxair, Inc.), relating to severance and business restructuring actions primarily in Europe within the industrial gases and surface technologies businesses. The cost reduction program was initiated primarily in response to the continuing economic downturn in Europe.

Year Ended December 31, 2010

(Millions of dollars)	Operating Profit (Loss)	Income Tax Provision (Benefit)	Net Income (Loss)
Spanish income tax settlement	$—	$250	$(250)
US homecare divestiture	(58)	(18)	(40)
Repatriation tax benefit	—	(35)	35
Venezuela currency devaluation	(27)	(1)	(26)

Total	$(85)	$196	$(281)

Spanish Income Tax Settlement

During the fourth quarter 2010, the Company’s Spanish subsidiaries settled various income tax disputes with the Spanish Government. As a result, Praxair recorded an income tax charge of $250 million representing the settlement amount in excess of previously recorded expenses. The settlement requires cash payments of approximately $500 million, $481 million of which was paid in the fourth quarter 2010, and the remaining amounts were paid in 2011.

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

Year Ended December 31, 2009

Brazil Tax Amnesty Program and Other Charges

In the third quarter 2009, Praxair recorded a pre-tax charge of $306 million (net after-tax benefit of $7 million) related primarily to a Federal tax amnesty program in Brazil. The program required a cash outlay of $34 million in the 2009 fourth quarter and is expected to require up to an additional $31 million of cash payments in the next twelve months depending on timing of the Brazilian government consolidation process.

Results of Operations

As previously described, references to “adjusted” amounts refer to reported amounts adjusted to exclude the impact of non-GAAP adjustments and are non-GAAP measures. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A.

2011 Compared With 2010

	% Change from Prior Year
	2011	2010
Sales
Volume	6%	9%
Price/Mix/Other	2%	—%
Cost pass-through	1%	1%
Currency	3%	2%
Acquisitions/Divestitures	(1)%	1%

Total sales change	11%	13%

Sales in 2011 increased $1,136 million, or 11% versus 2010, primarily due to 8% organic growth from 6% higher volume and 2% higher price. The favorable impact of currency, primarily in South America, Canada and Mexico, increased sales by 3%.

Gross margin in 2011 increased $432 million, or 10%, versus 2010. The modest decrease in the gross margin percentage to 42.6% in 2011 versus 43.1% in 2010 was due primarily to higher power cost pass-through to customers.

Selling, general and administrative (SG&A) expenses in 2011 were $1,239 million, or 11% of sales, versus $1,196 million, or 11.8% of sales, for 2010. The increase in SG&A expenses was primarily due to benefit costs, incentive compensation and other labor costs associated with increased business activity and currency effects. These increases were partially offset by the impact of the US Homecare divestiture which was completed in March 2011, resulting in lower expense as a percentage of sales.

Depreciation and amortization expense in 2011 increased $78 million versus 2010. The increase was due to increased depreciation associated with project start-ups and currency effects.

Other income (expenses) – net in 2011 was a $7 million benefit versus a $5 million benefit in 2010. The change in 2011 versus 2010 was primarily due to higher partnership income and positive currency related items in 2011. See Note 7 to the consolidated financial statements for a summary of the major components of Other income (expenses) – net.

Adjusted operating profit of $2,469 million in 2011 was $302 million, or 14%, higher than adjusted operating profit of $2,167 million in 2010. As a percentage of sales, adjusted operating profit improved to 21.9% in 2011 versus 21.4% in 2010. This improvement is a result of a higher volumes and price, and productivity gains.

Interest expense – net in 2011 increased $27 million, or 23% versus 2010 primarily due to higher debt levels.

The adjusted effective tax rate for 2011 was 27.8%, versus 27.9% in 2010, which was essentially unchanged.

Praxair’s significant sources of equity income are from companies based in China, Italy, and the Middle East. The company’s share of net income from equity investments increased $2 million in 2011 related primarily to higher earnings from our affiliates and the investment in the ROC Group in the Middle East.

At December 31, 2011, noncontrolling interests consisted primarily of noncontrolling shareholders’ investments in Asia (primarily in China and India), Europe (primarily in Italy and Scandinavia), and North America (primarily within the U.S. packaged gas business). The $11 million increase in noncontrolling interests in 2011 was due primarily to higher earnings from these business affiliates.

Adjusted net income – Praxair, Inc. of $1,666 million in 2011 was $190 million, or 13% higher than adjusted net income – Praxair, Inc. of $1,476 million in 2010. The increase was due to higher operating profit and increased income from equity investments. Adjusted net income grew less than operating profit primarily due to higher interest expense.

Adjusted diluted earnings per share (EPS) of $5.43 in 2011 increased $0.69 per diluted share, or 15%, from adjusted diluted EPS of $4.74 in 2010. The increase in adjusted diluted EPS was primarily due to higher net income – Praxair, Inc. and benefited from the 2% decrease in the number of diluted shares outstanding as a result of the impact of the company’s net repurchases of common stock during 2011.

The number of employees at December 31, 2011 was 26,184, reflecting a decrease of 77 employees from December 31, 2010. This decrease includes the US Homecare divestiture in March 2011, partially offset by acquisitions and additions in growing businesses.

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

Praxair’s significant sources of equity income are from companies based in China, Italy, the Middle East and Scandinavia. The company’s share of net income from equity investments increased $14 million in 2010 related primarily to higher earnings in Italy (including a tax benefit), China and Norway and the acquisition of ROC in the Middle East in 2010.

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

Climate Change

Praxair operates in jurisdictions that have, or are developing, laws and/or regulations to reduce or mitigate the perceived adverse effects of greenhouse gas (GHG) emissions and faces a highly uncertain regulatory environment in this area. For example, the U.S. Environmental Protection Agency (EPA) has promulgated rules requiring monitoring and controlling GHG emissions and one of these rules regulates GHG emissions from light-duty vehicles and certain large manufacturing facilities, many of which are Praxair suppliers or customers. In addition to these developments in the United States, there has been regulation of GHGs in the European Union under the Emissions Trading System, which have wide implications for our customers and impact certain operations of Praxair in Europe. There are also requirements for mandatory reporting in Quebec, Canada, which apply to certain Praxair operations and will be used in developing cap-and-trade regulations on GHG emissions, which are expected to impact certain Praxair facilities. Among other impacts, such regulations are expected to raise the costs of energy, which is a significant cost for Praxair. Nevertheless, Praxair’s customer contracts routinely provide rights to recover increased electricity, natural gas, and other costs that are incurred by the company.

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

Costs Relating to the Protection of the Environment

Environmental protection costs in 2011 included approximately $23 million in capital expenditures and $28 million of expenses. Praxair anticipates that future annual environmental protection expenditures will be similar to 2011, subject to any significant changes in existing laws and regulations. Based on historical results and current estimates, management does not believe that environmental expenditures will have a material adverse effect on the consolidated financial position, the consolidated results of operations or cash flows in any given year.

Legal Proceedings

See Note 17 to the consolidated financial statements for information concerning legal proceedings.

Retirement Benefits

Pensions

The net periodic benefit cost for the U.S. and International pension plans was $66 million in 2011, $57 million in 2010 and $43 million in 2009. Consolidated net periodic benefit cost included settlement charges of $6 million, $3 million and $4 million in 2011, 2010 and 2009, respectively.

The funded status (pension benefit obligation (PBO) less the fair value of plan assets) for the U.S. plans was a deficit of $583 million as December 31, 2011 versus a deficit of $354 million at December 31, 2010. This increased deficit was due to lower discount rates and lower investment performance in 2011, partially offset by the contributions of $75 million.

Global pension contributions were $94 million in 2011, $124 million in 2010 and $128 million in 2009. Estimates for total 2012 contributions are in the area of $120 million. A $100 million contribution was made in January 2012 to the primary U.S. pension plan.

Praxair assumes an expected return on plan assets for 2012 in the U.S of 8.25%, which is consistent with the long-term expected return on its investment portfolio. Excluding the impact of settlements, 2012 consolidated pension expense is expected to be approximately $90 million versus $60 million in 2011. The increase is due primarily to an increase in the amortization of net actuarial gains/losses, partially attributable to lower discount rates. The amortization is recognized based on the amount of net actuarial gains/losses above certain thresholds and over the period of either the average remaining service lives or average remaining life expectancies of the retirees.

OPEB

The net periodic benefit cost for postretirement benefits other than pensions (OPEB) was $12 million in 2011, $20 million in 2010, and 2009. The decrease is primarily due to the favorable impact of a plan amendment within the U.S. plans. The funded status deficit increased $1 million during 2011 due primarily to benefit payments and the impact of foreign currencies.

In 2012, consolidated net periodic benefit costs for the OPEB plans is expected to be approximately $10 million compared to $12 million in 2011.

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

At December 31, 2011 and 2010, the company had recorded a total of $27 million and $28 million, respectively, representing an estimate of the retained liability for the ultimate cost of claims incurred and unpaid as of the balance sheet dates. The estimated liability is established using statistical analyses and is based upon historical experience, actuarial assumptions and professional judgment. These estimates are subject to the effects of trends in loss severity and frequency and are subject to a significant degree of inherent variability. If actual claims differ from the company’s estimates, they will be adjusted at that time and financial results could be impacted.

Praxair recognizes estimated insurance proceeds relating to damages at the time of loss only to the extent of incurred losses. Any insurance recoveries for business interruption and for property damages in excess of the net book value of the property are recognized only when realized.

SEGMENT DISCUSSION

The following summary of sales and operating profit by segment provides a basis for the discussion that follows (for additional information concerning Praxair’s segments, see Note 18 to the consolidated financial statements). Praxair evaluates the performance of its reportable segments based on operating profit, excluding the items not indicative of ongoing business trends. Accordingly, segment operating profit and the following discussion of segment results, including comparisons with prior periods, exclude the impact of: (i) The net gain on acquisition and cost reduction program in 2011, (ii) the US homecare divestiture and Venezuela currency devaluation in 2010, and (iii) the Brazil tax amnesty program and other charges in 2009.

(Dollar amounts in millions) Year Ended December 31,				Variance
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Sales
North America	$5,531	$5,111	$4,626	8%	10%
Europe	1,448	1,334	1,283	9%	4%
South America	2,308	1,970	1,645	17%	20%
Asia	1,317	1,133	885	16%	28%
Surface Technologies	648	568	517	14%	10%

	$11,252	$10,116	$8,956	11%	13%

Operating Profit
North America	$1,372	$1,196	$1,044	15%	15%
Europe	260	267	268	(3)%	—%
South America	530	454	350	17%	30%
Asia	205	166	138	23%	20%
Surface Technologies	102	84	81	21%	4%

Segment operating profit	2,469	2,167	1,881	14%	15%
Cost reduction program and other charges (Note 2)	(1)	(85)	(306)

Total operating profit	$2,468	$2,082	$1,575

North America

	% Change from Prior Year
	2011	2010
Sales
Volume	6%	8%
Price/Mix/Other	2%	(1)%
Cost pass-through	1%	1%
Currency	1%	2%
Acquisitions/Divestitures	(2)%	—%

Total sales change	8%	10%

The North America segment includes Praxair’s industrial gases operations in the U.S., Canada and Mexico.

Sales for 2011 increased $420 million, or 8%, versus 2010, due to higher volumes and higher price. Sales to metals, chemical and manufacturing end-markets increased significantly from 2010. Sales to the energy market, primarily hydrogen for refining, were higher than 2011 due to strong demand and a new plant start-up. Currency appreciation in Canada and Mexico increased sales by $60 million, or 1%. Higher cost pass-through increased sales by $38 million, with a minimal impact on operating profit. Sales were reduced by 2% as a result of the divestiture of the US Homecare business.

Operating profit for 2011 increased $176 million, or 15% versus 2010 driven primarily by higher volumes and productivity gains. The operating margin increased to 24.8% from 23.4% in 2010 due to higher volumes, price, productivity and the divestiture of the US Homecare business.

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

Operating profit for 2010 increased $152 million, or 15% versus 2009 driven by higher volumes and productivity gains.

Europe

	% Change from Prior Year
	2011	2010
Sales
Volume	—%	6%
Price/Mix/Other	—%	1%
Cost pass-through	—%	1%
Currency	5%	(5)%
Acquisitions/Divestitures	4%	1%

Total sales change	9%	4%

Praxair’s European industrial gases business is primarily in Italy, Spain, Germany, France, Scandinavia and the Benelux region. In addition, Praxair has recently established a presence in Russia.

Sales for 2011 increased $114 million, or 9% versus 2010. Excluding favorable currency effects, sales increased 4% primarily due to the acquisition of a majority interest in Yara Praxair in the fourth quarter of 2011 (See Note 3). Underlying sales growth in Germany and Italy was offset by lower sales in Spain versus prior year. Cost pass-through to customers increased sales by $6 million, with a minimal impact on operating profit.

Operating profit for 2011 of $260 million was comparable to 2010. The positive contribution to operating profit from the Yara Praxair acquisition and currency was offset by cost inflation and the negative impact on sales from product mix.

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

South America

	% Change from Prior Year
	2011	2010
Sales
Volume	6%	8%
Price/Mix/Other	5%	3%
Cost pass-through	1%	—%
Currency	5%	9%

Total sales change	17%	20%

Praxair’s South American industrial gases operations are conducted by its subsidiary, White Martins Gases Industriais Ltda. (White Martins), the largest industrial gases company in Brazil. White Martins also manages Praxair’s operations in Argentina, Bolivia, Chile, Colombia, Paraguay, Peru, Uruguay and Venezuela.

Sales in 2011 increased $338 million, or 17% versus 2010. Excluding the impact of currency and cost pass-through, underlying sales grew 11% from higher volumes, including new plant start-ups, and higher pricing. Sales grew to metals, electronics and manufacturing customers.

Operating profit in 2011 increased $76 million, or 17% versus 2010. Operating profit grew in line with sales growth primarily as a result of higher volumes, price, and productivity. Operating profit also included a gain from an asset sale largely offset by asset write-downs.

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

Asia

	% Change from Prior Year
	2011	2010
Sales
Volume	10%	22%
Price/Mix/Other	1%	(1)%
Cost pass-through	2%	6%
Currency	3%	4%
Equipment sale	—%	(3)%

Total sales change	16%	28%

The Asia segment includes Praxair’s industrial gases operations in China, India, Korea and Thailand, with smaller operations in Japan, Malaysia, Taiwan and the Middle East.

Sales for 2011 increased $80 million, or 16% versus 2010 primarily due to 10% volume growth and 1% higher prices. Currency and cost pass-through increased sales by 5%. Volume growth was driven by strong growth in on-site and merchant gas volumes in China, India and Korea and includes new plant start-ups. Sales grew to the electronics, metals, chemicals and manufacturing end-markets.

Operating profit for 2011 increased $39 million, or 23% versus the respective 2010 periods, due primarily to higher volumes, price and productivity.

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

Operating profit for 2010 increased $28 million, or 20% versus the respective 2009 periods, due primarily to higher volumes.

Surface Technologies

	% Change from Prior Year
	2011	2010
Sales
Volume/Price	9%	3%
Currency	4%	(1)%
Cost pass-through	1%	—%
Acquisitions	—%	8%

Total sales change	14%	10%

Surface technologies provides high-performance coatings and thermal-spray powders and equipment in the U.S. and Europe, with smaller operations in Asia and Brazil.

Sales for 2011 increased $80 million, or 14% versus 2010. Underlying sales increased 9% driven by increased jet engine coatings and coatings to both the energy as well as industrial markets.

Operating profit increased $18 million, or 21%, versus 2010 periods driven by higher volumes and pricing.

Sales for 2010 increased $51 million, or 10% versus 2009. The acquisition of Sermatech in 2009 contributed 8% to year-over-year sales growth. Underlying sales increased 3% driven by higher jet engine and industrial coatings volumes, and higher coatings to the energy market.

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

To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percent of 2011 Consolidated Sales (a)	Statements of Income			Balance Sheets
		Average Year Ended December 31,			December 31,
Currency		2011	2010	2009	2011	2010
Brazil real	18%	1.67	1.76	2.00	1.88	1.67
Euro	14%	0.72	0.75	0.72	0.77	0.76
Canada dollar	8%	0.99	1.04	1.15	1.02	1.00
Mexico peso	6%	12.32	12.69	13.61	13.95	12.38
China yuan	4%	6.48	6.78	6.83	6.31	6.62
India rupee	2%	46.28	45.95	48.62	52.96	45.10
Korea won	2%	1,107	1,163	1,287	1,157	1,137
Singapore dollar	1%	1.26	1.37	1.46	1.30	1.30
Argentina peso	1%	4.13	3.91	3.73	4.30	3.98
Colombia peso	1%	1,846	1,897	2,155	1,943	1,914
Taiwan dollar	1%	29.40	31.69	33.10	30.30	29.42
Thailand bhat	1%	30.50	31.92	34.44	31.54	30.12
Venezuela bolivar (b)	<1%	4.30	4.30	2.15	4.30	4.30

a)	Certain Surface technologies segment sales are included in European, Indian and Brazilian sales.

b)	Effective January 8, 2010, the Venezuelan government announced a devaluation of the Venezuelan bolivar to 4.30 (see Note 2 to the consolidated financial statements).

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

(Millions of dollars) Year Ended December 31,	2011	2010 (a)	2009
Net Cash Provided by (Used for)

Operating Activities
Net income – Praxair, Inc. plus depreciation and amortization	$2,675	$2,120	$2,100
Noncontrolling interests	50	39	43

Net income plus depreciation and amortization (including noncontrolling interests)	2,725	2,159	2,143
Adjustments to reconcile net income to net cash provided by operating activities:
Cost reduction program and other charges – net, net of payments (b)	(5)	80	234
Working capital	(87)	16	(58)
Spanish income tax settlement (b)	—	(231)	—
Pension contributions	(94)	(124)	(128)
Other – net	(84)	5	(23)

Total provided by operating activities	$2,455	1,905	$2,168

Investing Activities
Capital expenditures	$(1,797)	$(1,388)	$(1,352)
Acquisitions, net of cash acquired	(294)	(148)	(131)
Divestitures and asset sales	86	52	31

Total used for investing	$(2,005)	$(1,484)	$(1,452)

Financing Activities
Debt increases (reductions) – net	$914	$490	($62)
Issuances (purchases) of common stock – net	(742)	(404)	(141)
Cash dividends – Praxair, Inc. shareholders	(602)	(551)	(491)
Excess tax benefit on stock option exercises	53	51	23
Noncontrolling interest transactions and other	(3)	(5)	(40)

Total used for financing	$(380)	$(419)	$(711)

Other Financial Data (c)
Debt-to-capital ratio	52.2%	47.5%	47.2%
After-tax return on capital	14.7%	14.4%	13.8%

(a)	The total payments related to the Spanish income tax settlement in the fourth quarter 2010 were $481 million and are shown in the consolidated statement of cash flows as follows:

Net income – Praxair, Inc. plus depreciation and amortization	$(250)
Spanish income tax settlement – payment of previously recorded expense	(231)

Net operating cash flow impact	$(481)

(b)	See Note 2 to the consolidated financial statements.

(c)	Non-GAAP measures. See the “Non-GAAP Financial Measures” section for definitions and reconciliations to reported amounts.

For the 2011 full year, cash flow from operations was a record $2,455 million, capital expenditures were $1,797 million, and acquisition expenditures were $294 million. The company paid $602 million of dividends and repurchased $742 million of stock, net of issuances. In addition, debt increased by approximately $900 million.

Cash Flows From Operations

*	Includes Spanish income tax settlement payment of $481 million.

2011 compared with 2010

Cash flow from operations increased $550 million to $2,455 million from $1,905 million in 2010. The increase was due primarily to higher net income before depreciation and amortization and other non-cash charges in 2011 versus 2010 partially offset by higher working capital investments and other payments to support growth. Cash flow from operations in 2010 included the impact of the Spanish income tax settlement.

2010 compared with 2009

Cash flow from operations decreased $263 million to $1,905 million from $2,168 million in 2009. The decrease was due primarily to the Spanish income tax settlement payment partially offset by higher net income – Praxair, Inc., and benefits from working capital changes.

Investing

2011 compared with 2010

Net cash used for investing activities of $2,005 million increased $521 million versus 2010 primarily due to increased capital expenditures and acquisitions.

Capital expenditures in 2011 were $1,797 million, an increase of $409 million from 2010. Capital expenditures during 2011 related largely to new production plants under contract for customers in North and South America, and Asia.

Acquisition expenditures in 2011 were $294 million. 2011 included the acquisition of a controlling interest in Yara Praxair, several packaged gas distributors in the United States, and a 49% ownership in ROC Group’s industrial gases business operating in the United Arab Emirates. 2010 included the acquisition of 49% ownership interest in the ROC group’s Kuwait and Qatar operations (see Note 3 to the consolidated financial statements).

Divestitures and asset sales in 2011 totaled $86 million, which includes proceeds from the US Homecare business sale that closed in March 2011.

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

The company believes that it has sufficient operating flexibility, cash reserves, and funding sources to maintain adequate amounts of liquidity to meet its business needs around the world. At December 31, 2011, the company’s credit ratings as reported by Standard & Poor’s and Moody’s were A-1 and P-1 for short-term debt, respectively, and A and A-2 for long-term debt, respectively. Additionally, the company plans to maintain its undistributed earnings of foreign subsidiaries to support foreign growth opportunities and reduce local debt.

In March 2011, Praxair issued $500 million of 4.05% notes, and on September 6, 2011, Praxair issued $500 million of 3.00% notes. Both notes are due in 2021, and the proceeds were used to reduce short-term debt, fund share repurchases and for general corporate purposes.

In July 2011, the company entered into a $1.75 billion senior unsecured credit facility with a syndicate of banks which expires in 2016. This facility replaces the company’s $1.0 billion senior unsecured credit facility which was set to expire in December 2011. The covenants contained in the new credit facility are similar to those under Praxair’s previous facility. In addition, the company cancelled its $200 million revolving credit facility in Canada in August 2011.

Note 11 to the consolidated financial statements includes information with respect to the company’s debt refinancing in 2011, current debt position, debt covenants and available credit facilities; and Note 12 includes information relating to derivative financial instruments. Such credit facilities are with major financial institutions and are non-cancellable until maturity. Therefore, the company believes the risk of the financial institutions being unable to make required loans under the credit facilities, if requested, to be low. Praxair’s major bank credit and long-term debt agreements contain standard financial covenants which the company is in compliance with at December 31, 2011 and expects to remain in compliance with for the foreseeable future.

Cash used for financing activities was $380 million in 2011 compared to $419 million in 2010. This decrease was primarily due to higher net debt issuances in 2011 partially offset by higher stock repurchases net of issuances, and dividends. Cash dividends of $602 million increased $51 million from the year ago period.

At December 31, 2011, Praxair’s total debt outstanding was $6,562 million, $1,005 million higher than $5,557 million at December 31, 2010 due to current year debt issuances. The proceeds from debt issuances and credit facility borrowings during 2011 were used primarily to reduce short-term debt, fund share repurchases and for general corporate purposes. The December 31, 2011 debt balance includes $5,872 million in public securities and $690 million representing primarily worldwide bank borrowings. Praxair’s global effective borrowing rate was approximately 3.7% for 2011.

On February 6, 2012, Praxair issued $600 million of 2.45% notes due 2022. The proceeds will be used to reduce short-term debt, to fund share repurchases under the share repurchase program and for general corporate purposes.

Other Financial Data

Praxair’s debt-to-capital ratio was 52.2% at December 31, 2011 versus 47.5% at December 31, 2010. The modest increase is attributed to higher debt levels and lower shareholders’ equity. The higher debt levels are discussed in the preceding section and shareholders’ equity decreased because of currency and pension/OPEB funded status adjustments to accumulated other comprehensive income. (See Note 7 to the consolidated financial statements.)

After-tax return on capital increased to 14.7% at December 31, 2011 versus 2010 due primarily to the increase in net operating profit after tax partially offset by an increase in average capital year over year.

See the “Non-GAAP Financial Measures” section for definitions and reconciliation of these non-GAAP measures to reported amounts.

CONTRACTUAL OBLIGATIONS

The following table sets forth Praxair’s material contract obligations and other commercial commitments as of December 31, 2011:

(Millions of dollars)	Due or expiring by December 31,
	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt obligations:
Debt and capitalized lease maturities	$387	$902	$766	$935	$1,311	$1,924	$6,225
Contractual interest	207	180	161	116	98	230	992
Operating leases	98	86	72	59	51	62	428
Retirement obligations	160	38	38	36	35	170	477
Unconditional purchase obligations	566	434	384	333	327	942	2,986
Construction commitments	1,226	296	—	—	—	—	1,522

Total Contractual Obligations	$2,644	$1,936	$1,421	$1,479	$1,822	$3,328	$12,630

Long-term debt and capitalized lease maturities of $6,225 million are more fully described in Note 11 to the consolidated financial statements and are included on the company’s balance sheet as long-term liabilities and current portion of long-term debt.

Contractual interest on long-term debt of $992 million represents interest the company is contracted to pay on outstanding long-term debt, current portion of long-term debt and capital lease obligations, calculated on a basis consistent with planned debt maturities, excluding the interest impact of interest rate swaps. At December 31, 2011, Praxair had fixed-rate debt of $5,366 million and floating-rate debt of $1,196 million. The rate assumed for floating-rate debt was the rate in effect at December 31, 2011.

Obligations under operating leases of $428 million represent non-cancelable contractual obligations primarily for manufacturing and distribution equipment and office space. See Note 4 to the consolidated financial statements for further details.

Retirement obligations of $477 million include estimates of pension plan contributions and expected future benefit payments for unfunded pension and postretirement benefits other than pensions (OPEB). Pension plan contributions are forecast through 2012 only. For purposes of the table, $120 million of contributions have been included for 2012. Expected future unfunded pension and OPEB benefit payments are forecast through 2021. Contribution and unfunded benefit payment estimates are based upon current valuation assumptions. Estimates of pension contributions after 2012 and unfunded benefit payments after 2021 are not included in the table because the timing of their resolution cannot be estimated. Retirement obligations are more fully described in Note 16 to the consolidated financial statements.

Unconditional purchase obligations of $ 2,986 million represent contractual commitments under various long and short-term take-or-pay arrangements with suppliers. These obligations are primarily minimum-purchase commitments for helium, electricity, natural gas and feedstock used to produce atmospheric and process gases. During 2011, payments under these contracts totaled $1,162 million, including $677 million for electricity and $237 million for natural gas. A significant portion of these obligations is passed on to customers through similar take-or-pay or other contractual arrangements. Purchase obligations that are not passed along to customers through such contractual arrangements are subject to market conditions, but do not represent a material risk to Praxair.

Construction commitments of $1,522 million represent outstanding commitments to complete authorized construction projects as of December 31, 2011. A significant portion of Praxair’s capital spending is related to the construction of new production facilities to satisfy customer commitments which may take a year or more to complete.

Liabilities for uncertain tax positions totaling $99 million, including interest and penalties, are not included in the table because the timing of their resolution cannot be estimated. See Note 5 to the consolidated financial statements for disclosures surrounding uncertain income tax positions.

OFF-BALANCE SHEET ARRANGEMENTS

As discussed in Note 17 to the consolidated financial statements, at December 31, 2011, Praxair had entered into various guarantees and other arrangements, and had undrawn outstanding letters of credit from financial institutions. These arrangements were entered into in connection with normal business operations and they are not reasonably likely to have a material impact on Praxair’s consolidated financial condition, results of operations, or liquidity.

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

Depreciable Lives of Property, Plant and Equipment

Praxair’s net property, plant and equipment at December 31, 2011 was $10,131 million, representing 62% of the company’s consolidated total assets. Depreciation expense for the year ended December 31, 2011 was $982 million, or 11% of total operating costs. Management judgment is required in the determination of the estimated depreciable lives that are used to calculate the annual depreciation expense and accumulated depreciation.

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

Based upon the assets as of December 31, 2011, if depreciable lives of machinery and equipment, on average, were increased or decreased by one year, annual depreciation expense would be decreased by approximately $49 million or increased by approximately $55 million, respectively.

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

The weighted-average expected long-term rates of return on pension plan assets were 8.25% for U.S. plans and 8.60% for international plans for the year ended December 31, 2011 and 2010. These rates are determined annually by management based on a weighted average of current and historical market trends, historical and expected portfolio performance and the current and expected portfolio mix of investments. A 0.50% change in these expected long-term rates of return, with all other variables held constant, would change Praxair’s pension expense by approximately $9 million.

The company has consistently used a market-related value of assets rather than the fair value at the measurement date to determine annual pension expense. The market-related value recognizes investment gains or losses over a five-year period. As a result, changes in the fair value of assets from year to year are not immediately reflected in the company’s annual pension expense. Instead, annual pension expense in future periods will be impacted as deferred investment gains or losses are recognized in the market-related value of assets over the five-year period. The consolidated market-related value of assets was $1,797 million, or $155 million higher than the fair value of assets of $1,642 million at December 31, 2011. These net deferred investment losses of $155 million will be recognized in the calculation of the market-related value of assets ratably over the next four years and will impact future pension expense. Future actual investment gains or losses will impact the market-related value of assets and, therefore, will impact future annual pension expense in a similar manner.

The weighted-average discount rates for pension plan liabilities were 4.70% for U.S. plans and 7.00% for international plans at December 31, 2011 (5.40% and 7.40%, respectively, at December 31, 2010). These rates are used to calculate the present value of plan liabilities and are determined annually by management. The discount rate for the U.S. plans is established utilizing a cash flow matching model provided by the company’s independent actuaries. The model includes a portfolio of corporate bonds graded Aa or better by at least half of the ratings agencies and matches the U.S. plan’s projected cash flows to the calculated spot rates and develops the single equivalent discount rate which produces the same present value. The discount rates for the remaining international plans are based on market yields for high-quality fixed income investments representing the approximate duration of the pension liabilities on the measurement date. A 0.50% increase/decrease in discount rates, with all other variables held constant, would decrease/increase Praxair’s pension expense by approximately $10 million and would impact the projected benefit obligation (PBO) by approximately $143 million.

The weighted-average expected rate of compensation increase was 3.25% for U.S. plans and 3.90% for international plans at December 31, 2011 and 2010. The estimated annual compensation increase is determined by management every year and is based on historical trends and market indices. A 0.50% change in the expected rate of compensation increase, with all other variables held constant, would change Praxair’s pension expense by approximately $5 million and would impact the PBO by approximately $28 million.

Asset Impairments

Goodwill

At December 31, 2011, the company had goodwill of $ 2,372 million, which represents the aggregate of the excess purchase price for acquired businesses over the fair value of the net assets acquired.

The company performs a goodwill impairment test annually in the second quarter or more frequently if events or circumstances indicate that an impairment loss may have been incurred, and no impairments were indicated. The company has continuously re-evaluated the likelihood of goodwill impairments in its reporting units subsequent to the second quarter test, and does not believe there is indication of impairment for any of its reporting units. At December 31, 2011, Praxair’s enterprise value was approximately $38 billion (outstanding shares multiplied by the year-end stock price plus debt, and without any control premium) while its total capital was $13 billion.

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

Income Taxes

At December 31, 2011, Praxair had deferred tax assets of $903 million (net of valuation allowances of $107 million), and deferred tax liabilities of $1,284 million. At December 31, 2011, uncertain tax positions totaled $163 million (see Notes 1 and 5 to the consolidated financial statements). Income tax expense was $641 million for the year ended December 31, 2011, or about 28% of pre-tax income.

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

The following are the non-GAAP measures presented in the Selected Financial Data (Item 6) or this MD&A:

(Dollar amounts in millions, except for per share data) Year ended December 31,	2011	2010	2009	2008	2007
After-tax return on capital (ROC)	14.7%	14.4%	13.8%	15.3%	15.3%
Return on equity (ROE)	28.2%	26.4%	27.0%	26.8%	24.6%
Debt-to-capital	52.2%	47.5%	47.2%	53.8%	43.4%

Adjusted Amounts:
Operating profit	$2,469	$2,167	$1,881	$2,077	$1,786
As a percent of sales	21.9%	21.4%	21.0%	19.2%	19.0%
Effective tax rate	27.8%	27.9%	27.6%	28.2%	26.0%
Noncontrolling interests	$51	$39	$43	$45	$43
Net income – Praxair, Inc.	$1,666	$1,476	$1,247	$1,336	$1,177
Diluted earnings per share	$5.43	$4.74	$3.99	$4.20	$3.62

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

(Dollar amounts in millions) Year Ended December 31,	2011	2010	2009	2008	2007
Adjusted operating profit (see below)	$2,469	$2,167	$1,881	$2,077	$1,786

Less: adjusted income taxes (see below)	(647)	(572)	(482)	(530)	(419)
Less: tax benefit on interest expense (a)	(41)	(33)	(37)	(56)	(45)
Add: income from equity investments	40	38	24	36	26

Net operating profit after-tax (NOPAT)	$1,821	$1,600	$1,386	$1,527	$1,348

Beginning capital	$11,702	$10,703	$9,336	$9,655	$7,943
First quarter ending capital	$12,375	$11,134	$9,420	$10,127	$8,433
Second quarter ending capital	$12,889	$10,793	$10,053	$10,584	$8,784
Third quarter ending capital	$12,430	$11,407	$10,642	$10,142	$9,120
Year-end ending capital	$12,579	$11,702	$10,703	$9,336	$9,655
Five-quarter average capital	$12,395	$11,148	$10,031	$9,969	$8,787

After-tax return on capital	14.7%	14.4%	13.8%	15.3%	15.3%

(a)	Tax benefit on interest expense is computed using the effective rate adjusted for non-recurring income tax benefits and charges. The effective tax rates used were as follows: 2011, 28%, 2010, 28%, 2009, 28%, 2008, 28%, and 2007, 26%.

Return on Praxair, Inc. Shareholders’ Equity (ROE)

Return on Praxair, Inc. shareholders’ equity is a measure used by investors, financial analysts and management to evaluate operating performance from a Praxair shareholder perspective. ROE measures the net income attributable to Praxair, Inc. that the company was able to generate with the money shareholders have invested.

(Dollar amounts in millions) Year Ended December 31,	2011	2010	2009	2008	2007
Adjusted net income – Praxair, Inc. (see below)	$1,666	$1,476	$1,247	$1,336	$1,177

Beginning Praxair, Inc. shareholders’ equity	$5,792	$5,315	$4,009	$5,142	$4,554
First quarter ending Praxair, Inc. shareholders’ equity	$6,165	$5,398	$4,073	$5,209	$4,467
Second quarter ending Praxair, Inc. shareholders’ equity	$6,400	$5,452	$4,638	$5,671	$4,850
Third quarter ending Praxair, Inc. shareholders’ equity	$5,753	$5,991	$5,085	$4,891	$4,862
Year-End ending Praxair, Inc. shareholders’ equity	$5,488	$5,792	$5,315	$4,009	$5,142
Five-quarter average Praxair, Inc. shareholders’ equity	$5,920	$5,590	$4,624	$4,984	$4,775

Return on Praxair, Inc. Shareholders’ Equity	28.2%	26.4%	27.0%	26.8%	24.6%

Debt-to-Capital Ratio

The debt-to-capital ratio is a measure used by investors, financial analysts and management to provide a measure of financial leverage and insights into how the company is financing its operations.

(Dollar amounts in millions)	2011	2010	2009	2008	2007
Year Ended December 31,
Total debt	$6,562	$5,557	$5,055	$5,025	$4,192

Equity and redeemable noncontrolling interests
Redeemable noncontrolling interests	220	—	—	—	—
Praxair, Inc. shareholders’ equity	5,488	5,792	5,315	4,009	5,142
Noncontrolling interests	309	353	333	302	321

Total equity and redeemable noncontrolling interests	6,017	6,145	5,648	4,311	5,463

Total capital	$12,579	$11,702	$10,703	$9,336	$9,655

Debt-to-capital ratio	52.2%	47.5%	47.2%	53.8%	43.4%

Adjusted Amounts

2011 amounts are adjusted for the impact of a net gain on acquisition and the cost reduction program. 2010 amounts are adjusted for the impact of the: (i) Spanish income tax settlement, (ii) US homecare divestiture, (iii) repatriation tax benefit and (iv) Venezuela currency devaluation. 2009 amounts were adjusted for the Brazil tax amnesty program and other charges, and the 2008 amounts were adjusted for the impact of the cost reduction program and other charges. The company does not believe these items are indicative of on-going business trends and, accordingly, their impacts are excluded from the reported amounts so that investors can better evaluate and analyze historical and future business trends on a consistent basis. There were no special items in 2007.

(Dollar amounts in millions, except per share data)	2011	2010	2009	2008	2007
Year Ended December 31,
Adjusted Operating Profit and Margin
Reported operating profit	$2,468	$2,082	$1,575	$1,883	$1,786
Less: Net gain on acquisition	(39)	—	—	—	—
Add: Cost reduction program	40	—	—	194	—
Add: US homecare divestiture	—	58	—	—	—
Add: Venezuela currency devaluation	—	27	—	—	—
Add: Brazil tax amnesty and other charges	—	—	306	—	—

Total adjustments	1	85	306	194	—

Adjusted operating profit	$2,469	$2,167	$1,881	$2,077	$1,786

Reported percent change	19%	32%	(16)%	5%
Adjusted percent change	14%	15%	(9)%	16%
Reported sales	$11,252	$10,116	$8,956	$10,796	$9,402
Reported operating profit margin	21.9%	20.6%	17.6%	17.4%	19.0%
Adjusted operating profit margin	21.9%	21.4%	21.0%	19.2%	19.0%

Adjusted Income Taxes and Effective Tax Rate
Reported income taxes	$641	$768	$169	$465	$419
Less: Spanish income tax settlement	—	(250)	—	—	—
Less: Net gain on acquisition	(3)	—	—	—	—
Add: US homecare divestiture	—	18	—	—	—
Add: Repatriation tax benefit	—	35	—	—	—
Add: Venezuela currency devaluation	—	1	—	—	—
Add: Brazil tax amnesty and other charges	—	—	313	—	—
Add: Cost reduction program	9	—	—	65	—

Total adjustments	6	(196)	313	65	—

Adjusted income taxes	$647	$572	$482	$530	$419

Reported income before income taxes and equity investments	$2,323	$1,964	$1,442	$1,685	$1,613
Less: Net gain on acquisition	(39)	—	—	—	—
Add: US homecare divestiture	—	58	—	—	—
Add: Venezuela currency devaluation	—	27	—	—	—
Add: Brazil tax amnesty and other charges	—	—	306	—	—
Add: Cost reduction program	40	—	—	194	—

Total adjustments	1	85	306	194	—

Adjusted income before income taxes and equity investments	$2,324	$2,049	$1,748	$1,879	$1,613

Adjusted effective tax rate	27.8%	27.9%	27.6%	28.2%	26.0%

Adjusted Noncontrolling Interests
Reported noncontrolling interests	$50	$39	$43	$45	$43
Add: Net gain on acquisition	1	—	—	—	—

Adjusted noncontrolling interests	51	39	43	45	43

Adjusted Net Income – Praxair, Inc.
Reported net income – Praxair, Inc.	$1,672	$1,195	$1,254	$1,211	$1,177
Less: Net gain on acquisition	(37)
Add: Spanish tax settlement	—	250	—	—	—
Add: US homecare divestiture	—	40	—	—	—
Less: Repatriation tax benefit	—	(35)	—	—	—
Add: Venezuela currency devaluation	—	26	—	—	—
Less: Brazil tax amnesty and other charges	—	—	(7)	—	—
Add: Cost reduction program	31	—	—	125	—

Total adjustments	(6)	281	(7)	125	—

Adjusted net income – Praxair, Inc.	$1,666	$1,476	$1,247	$1,336	$1,177

Reported percent change	40%	(5)%	4%	3%
Adjusted percent change	13%	18%	(7)%	14%

(Dollar amounts in millions, except per share data)	2011	2010	2009	2008	2007
Year Ended December 31,
Adjusted Diluted Earnings Per Share
Reported diluted earnings per share	$5.45	$3.84	$4.01	$3.80	$3.62
Less: Net gain on acquisition	(0.12)	—	—	—	—
Add: Spanish income tax settlement	—	0.80	—	—	—
Add: US homecare divestiture	—	0.13	—	—	—
Less: Repatriation tax benefit	—	(0.11)	—	—	—
Add: Venezuela currency devaluation	—	0.08	—	—	—
Less: Brazil tax amnesty program and other charges	—	—	(0.02)	—
Add: Cost reduction program	0.10	—	—	0.40	—

Total adjustments	(0.02)	0.90	(0.02)	0.40	—

Adjusted diluted earnings per share	$5.43	$4.74	$3.99	$4.20	$3.62

Reported percent change	42%	(4)%	6%	5%
Adjusted percent change	15%	19%	(5)%	16%

2012 Diluted Earnings Per Share Outlook
	Low End	High End
2012 diluted EPS outlook	$5.70	$5.90
2011 adjusted diluted EPS (see above)	$5.43	$5.43
Percentage change from 2010	5%	9%

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

The following discussion presents the sensitivity of the market value, earnings and cash flows of Praxair’s financial instruments to hypothetical changes in interest and exchange rates assuming these changes occurred at December 31, 2011. The range of changes chosen for these discussions reflects Praxair’s view of changes which are reasonably possible over a one-year period. Market values represent the present values of projected future cash flows based on interest rate and exchange rate assumptions.

Interest Rate and Debt Sensitivity Analysis

At December 31, 2011, Praxair had debt totaling $6,562 million ($5,557 million at December 31, 2010). At December 31, 2011, there was one interest-rate swap agreement outstanding with notional amounts totaling $400 million that convert fixed-rate interest to variable-rate interest on the $400 million 3.25% notes that mature in 2015. At December 31, 2010, there were two interest-rate swap agreements outstanding with notional amounts totaling $900 million that convert fixed-rate interest to variable-rate interest on the $500 million 2.125% notes due 2013 and the $400 million 3.25% notes that mature in 2015. When considered necessary, interest-rate swaps are entered into as hedges of underlying financial instruments to effectively change the characteristics of the interest rate without actually changing the underlying financial instrument.

For fixed-rate instruments, interest-rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating-rate instruments, interest-rate changes generally do not affect the fair market value but impact future earnings and cash flows, assuming other factors are held constant.

At December 31, 2011, Praxair had fixed-rate debt of $5,366 million and floating-rate debt of $1,196 million, representing 82% and 18%, respectively, of total debt. At December 31, 2010, Praxair had fixed-rate debt of $3,834 million and floating-rate debt of $1,723 million, representing 69% and 31%, respectively, of total debt. Praxair increased its percentage of fixed rate debt instruments, as a percentage of total debt in 2011, to take advantage of historically low fixed interest rate debt. Holding other variables constant (such as foreign exchange rates, swaps and debt levels), a one-percentage-point decrease in interest rates would increase the unrealized fair market value of the fixed-rate debt by approximately $244 million ($191 million in 2010). At December 31, 2011 and 2010, the after-tax earnings and cash flows impact for the subsequent year resulting from a one-percentage-point increase in interest rates would be approximately $8 million and $12 million, respectively, holding other variables constant.

Exchange Rate Sensitivity Analysis

Praxair’s exchange-rate exposures result primarily from its investments and ongoing operations in South America (primarily Brazil, Argentina, Colombia and Venezuela), Europe (primarily Germany, Italy, Scandinavia and Spain), Canada, Mexico, Asia (primarily China, India, Korea and Thailand) and other business transactions such as the procurement of equipment from foreign sources. From time to time, Praxair utilizes foreign exchange forward contracts to hedge these exposures. At December 31, 2011, Praxair had $1,541 million notional amount ($1,148 million at December 31, 2010) of foreign exchange contracts all of which were to hedge recorded balance sheet exposures. Of the notional amount of foreign exchange forward contracts outstanding at December 31, 2010 $1,011 million were to hedge balance sheet exposures, and $137 million were to hedge anticipated future net income. See Note 12 to the consolidated financial statements.

Holding other variables constant, if there were a 10% adverse change in foreign-currency exchange rates for the portfolio, the fair market value of foreign-currency contracts outstanding at December 31, 2011 and 2010 would decrease by approximately $22 million and $3 million, respectively, which would be largely offset by an offsetting gain or loss on the foreign-currency fluctuation of the underlying exposure being hedged.

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has completed an integrated audit of Praxair’s 2011, 2010 and 2009 consolidated financial statements and of its internal control over financial reporting as of December 31, 2011 in accordance with the standards of the Public Company Accounting Oversight Board (United States) as stated in their report.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Praxair’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (often referred to as COSO). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2011.

Praxair’s evaluation of internal control over financial reporting as of December 31, 2011 did not include the internal control over financial reporting related to Texas Welders Supply Company, Yara Praxair Holding AS, and American Gas Group because they was acquired by Praxair in purchase business combinations consummated during 2011. Total assets and sales for these acquisitions represent 3% and 0.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011 (See Note 3).

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued their opinion on the company’s internal control over financial reporting as of December 31, 2011 as stated in their report.

/s/ STEPHEN F. ANGEL Stephen F. Angel Chairman, President and Chief Executive Officer	/s/ ELIZABETH T. HIRSCH Elizabeth T. Hirsch Vice President and Controller

/s/ JAMES S. SAWYER James S. Sawyer Executive Vice President and Chief Financial Officer	Danbury, Connecticut February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders of Praxair, Inc:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, equity and cash flows present fairly, in all material respects, the financial position of Praxair, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, and on the company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Texas Welders Supply Company, Yara Praxair Holding AS, and American Gas Group from its assessment of internal control over financial reporting as of December 31, 2011 because these businesses were acquired by the Company in purchase business combinations during 2011. We have also excluded Texas Welders Supply Company, Yara Praxair Holding AS, and American Gas Group from our audit of internal control over financial reporting. Texas Welders Supply Company and American Gas Group are wholly owned subsidiaries, and Yara Praxair Holding AS is a 66% owned subsidiary of the Company. The aggregate total assets and total sales of these 3 entities represent 3% and 0.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers

Stamford, Connecticut

February 29, 2012

CONSOLIDATED STATEMENTS OF INCOME

PRAXAIR, INC. AND SUBSIDIARIES

(Dollar amounts in millions, except per share data)

Year Ended December 31,	2011	2010	2009
Sales	$11,252	$10,116	$8,956
Cost of sales, exclusive of depreciation and amortization	6,458	5,754	5,032
Selling, general and administrative	1,239	1,196	1,088
Depreciation and amortization	1,003	925	846
Research and development	90	79	74
Cost reduction program and other charges – net	1	85	306
Other income (expenses) – net	7	5	(35)

Operating Profit	2,468	2,082	1,575
Interest expense – net	145	118	133

Income Before Income Taxes and Equity Investments	2,323	1,964	1,442
Income taxes	641	768	169

Income Before Equity Investments	1,682	1,196	1,273
Income from equity investments	40	38	24

Net Income (Including Noncontrolling Interests)	1,722	1,234	1,297
Less: noncontrolling interests	(50)	(39)	(43)

Net Income – Praxair, Inc.	$1,672	$1,195	$1,254

Per Share Data – Praxair, Inc. Shareholders

Basic earnings per share	$5.53	$3.90	$4.08

Diluted earnings per share	$5.45	$3.84	$4.01

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	302,237	306,720	307,676
Diluted shares outstanding	306,722	311,395	312,382

The accompanying Notes on pages 54 to 96 are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS

PRAXAIR, INC. AND SUBSIDIARIES

(Dollar amounts in millions)

December 31,	2011	2010
Assets
Cash and cash equivalents	$90	$39
Accounts receivable – net	1,795	1,664
Inventories	456	399
Prepaid and other current assets	266	276

Total Current Assets	2,607	2,378
Property, plant and equipment – net	10,131	9,532
Equity investments	523	564
Goodwill	2,372	2,066
Other intangible assets – net	167	132
Other long-term assets	556	602

Total Assets	$16,356	$15,274

Liabilities and Equity
Accounts payable	$896	$830
Short-term debt	337	370
Current portion of long-term debt	387	32
Accrued taxes	145	90
Other current liabilities	770	788

Total Current Liabilities	2,535	2,110
Long-term debt	5,838	5,155
Other long-term liabilities	1,228	953
Deferred credits	738	911

Total Liabilities	10,339	9,129

Commitments and contingencies (Note 17)
Redeemable noncontrolling interests (Note 14)	220	—

Praxair, Inc. Shareholders’ Equity:
Common stock $0.01 par value, authorized – 800,000,000 shares, issued 2011 – 382,854,272 shares and 2010 – 382,623,071 shares	4	4
Additional paid-in capital	3,809	3,702
Retained earnings	8,510	7,475
Accumulated other comprehensive income (loss) (Note 7)	(1,746)	(1,018)
Less: Treasury stock, at cost (2011 – 84,324,255 shares and 2010 – 78,626,501 shares)	(5,089)	(4,371)

Total Praxair, Inc. Shareholders’ Equity	5,488	5,792
Noncontrolling interests	309	353

Total Equity	5,797	6,145

Total Liabilities and Equity	$16,356	$15,274

The accompanying Notes on pages 54 to 96 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

PRAXAIR, INC. AND SUBSIDIARIES

(Millions of dollars)

Year Ended December 31,	2011	2010	2009
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income – Praxair, Inc.	$1,672	$1,195	$1,254
Noncontrolling interests	50	39	43

Net income (including noncontrolling interests)	$1,722	$1,234	$1,297

Adjustments to reconcile net income to net cash provided by operating activities:
Cost reduction program and other charges-net, net of payments (Note 2)	(5)	80	234
Depreciation and amortization	1,003	925	846
Deferred income taxes	(3)	133	(221)
Share-based compensation	62	47	39
Non-cash charges and other	(71)	(15)	(12)
Working capital
Accounts receivable	(108)	(114)	39
Inventory	(31)	(26)	58
Prepaid and other current assets	8	(7)	23
Payables and accruals	44	163	(178)
Spanish income tax settlement (Note 2)	—	(231)	—
Pension contributions	(94)	(124)	(128)
Long-term assets, liabilities and other	(72)	(160)	171

Net cash provided by operating activities	2,455	1,905	2,168

Investing
Capital expenditures	(1,797)	(1,388)	(1,352)
Acquisitions, net of cash acquired	(294)	(148)	(131)
Divestitures and asset sales	86	52	31

Net cash used for investing activities	(2,005)	(1,484)	(1,452)

Financing
Short-term debt borrowings (repayments) – net	(47)	115	(455)
Long-term debt borrowings	1,541	1,890	2,246
Long-term debt repayments	(580)	(1,515)	(1,853)
Issuances of common stock	195	183	95
Purchases of common stock	(937)	(587)	(236)
Cash dividends – Praxair, Inc. shareholders	(602)	(551)	(491)
Excess tax benefit on stock option exercises	53	51	23
Noncontrolling interest transactions and other	(3)	(5)	(40)

Net cash used for financing activities	(380)	(419)	(711)

Effect of exchange rate changes on cash and cash equivalents	(19)	(8)	8

Change in cash and cash equivalents	51	(6)	13
Cash and cash equivalents, beginning-of-period	39	45	32

Cash and cash equivalents, end-of-period	$90	$39	$45

Supplemental Data
Income taxes paid	$515	$757	$254
Interest paid	$219	$185	$171

The accompanying Notes on pages 54 to 96 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF EQUITY

PRAXAIR, INC. AND SUBSIDIARIES

(Dollar amounts in millions, except per share data, shares in thousands)

	Praxair, Inc. Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Note 7)	Treasury Stock		Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Activity	Shares	Amounts				Shares	Amounts
Balance, December 31, 2008	377,026	$4	$3,328	$6,068	$(1,768)	70,165	$(3,623)	$4,009	$302	$4,311
Net Income				1,254				1,254	43	1,297
Translation Adjustments					651			651	6	657
Derivative Instruments, net of $3 million taxes					7			7		7
Funded Status – retirement obligations, net of $43 million taxes					(45)			(45)		(45)

Comprehensive income								1,867	49	1,916
Dividends to noncontrolling interests								—	(24)	(24)
Additions (Reductions) to noncontrolling interests			(3)					(3)	6	3
Dividends to Praxair, Inc common stock ($1.60 per share)				(491)				(491)		(491)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	95		7					7		7
For employee savings and incentive plans	2,295		75			(402)	24	99		99
Purchases of common stock						3,175	(239)	(239)		(239)
Tax benefit from stock options			27					27		27
Share-based compensation			39					39		39

Balance, December 31, 2009	379,416	$4	$3,473	$6,831	$(1,155)	72,938	$(3,838)	$5,315	$333	$5,648
Net Income				1,195				1,195	39	1,234
Translation Adjustments					129			129	(5)	124
Funded Status – retirement obligations, net of $19 million taxes					8			8		8

Comprehensive income								1,332	34	1,366
Dividends to noncontrolling interests								—	(22)	(22)
Additions (Reductions) to noncontrolling interests			(1)					(1)	8	7
Dividends to Praxair, Inc common stock ($1.80 per share)				(551)				(551)		(551)

	Praxair, Inc. Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Note 7)	Treasury Stock		Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Activity	Shares	Amounts				Shares	Amounts
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	83		7					7		7
For employee savings and incentive plans	3,124		120			(1,190)	67	187		187
Purchases of common stock						6,879	(600)	(600)		(600)
Tax benefit from stock options			56					56		56
Share-based compensation			47					47		47

Balance, December 31, 2010	382,623	$4	$3,702	$7,475	$(1,018)	78,627	$(4,371)	$5,792	$353	$6,145
Net Income				1,672				1,672	48	1,720
Translation Adjustments					(529)			(529)	(5)	(534)
Derivative Instruments, net of $6 million taxes					(9)			(9)		(9)
Funded Status – retirement obligations, net of $115 million taxes					(190)			(190)		(190)

Comprehensive income								944	43	987
Dividends and other capital reductions to noncontrolling interests								—	(26)	(26)
Additions (Reductions) to noncontrolling interests								—	4	4
Reclassification to redeemable noncontrolling interests (Note 14)									(65)	(65)
Redemption value adjustment to redeemable noncontrolling interests (Note 14)				(35)				(35)		(35)
Dividends to Praxair, Inc common stock ($2.00 per share)				(602)				(602)		(602)
Issuances of common stock:								—
For the dividend reinvestment and stock purchase plan	71		7					7		7
For employee savings and incentive plans	160		(17)			(3,682)	215	198		198
Purchases of common stock						9,379	(933)	(933)		(933)
Tax benefit from stock options			55					55		55
Share-based compensation			62					62		62

Balance, December 31, 2011	382,854	$4	$3,809	$8,510	$(1,746)	84,324	$(5,089)	$5,488	$309	$5,797

The accompanying Notes on pages 54 to 96 are an integral part of these financial statements

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

Equity investments generally consist of 20% to 50% owned operations where the company exercises significant influence, but does not have control. Equity income from equity investments in corporations is reported on an after-tax basis. Pre-tax income from equity investments that are partnerships or limited-liability corporations (LLC) is included in other income (expenses) – net with related taxes included in Income taxes. Equity investments are reviewed for impairment whenever events or circumstances reflect that an impairment loss may have incurred. Operations less than 20% owned, where the company does not exercise significant influence, are generally carried at cost.

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

See Note 12 for additional information relating to financial instruments.

Goodwill – Acquisitions are accounted for using the acquisition method which requires allocation of the purchase price to assets acquired and liabilities assumed based on estimated fair values. Any excess of the purchase price over the fair value of the assets and liabilities acquired is recorded as goodwill. Allocations of the purchase price are based on preliminary estimates and assumptions at the date of acquisition and are subject to revision based on final information received, including appraisals and other analyses which support underlying estimates.

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

See Note 5 for additional information relating to income taxes.

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

Recently Issued Accounting Standards

Accounting Standards Implemented in 2011

The following standards were all effective for Praxair in 2011:

•

Multiple – Deliverable Revenue Arrangements – In October 2009, the FASB issued new guidance for arrangements with multiple deliverables. The new guidance modifies the criteria to be used to identify the separate deliverables in a multiple-element arrangement and establishes a hierarchy to determine the selling price for each deliverable. The selling price for each deliverable should be established based on vendor-specific or other third party evidence when available, or if such objective information is not available, the Company should use its best estimate of the selling price. Expanded disclosures are also required. This standard was effective for Praxair beginning January 1, 2011. The adoption of this guidance did not have a significant impact on the consolidated financial statements.

•

Expanded Disclosures for Multiemployer Pension Plans – In September 2011, the FASB issued amended guidance expanding the disclosures for Multiemployer Pension Plans. The new disclosures are intended to provide users with additional information regarding the commitments and risks involved with participating in these plans. These disclosures are effective for Praxair in 2011 financial statements and its adoption did not have a significant impact on the consolidated financial statements. See Note 16 for the required disclosures.

Accounting Standards to Be Implemented

•

Offsetting Assets and Liabilities – In December 2011, the FASB issued updated disclosure requirements related to a company’s right or requirement to offset balance sheet items and the related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of setoff, amounts offset, and the related net exposure. This guidance will be effective for Praxair beginning with the first quarter 2013. Praxair does not expect this requirement to have any impact on the consolidated financial statements.

•

Testing for Goodwill Impairment – In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. This guidance provides companies with the option to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This guidance will be effective for Praxair beginning with the first quarter 2012. Praxair does not expect this requirement to have any impact on the consolidated financial statements.

•

Other Comprehensive Income – In June 2011, the FASB issued (and subsequently amended in December 2011) a revised standard regarding the presentation of other comprehensive income (“OCI”). The main provisions of this standard eliminate the option of presenting other comprehensive income in the statement of changes in equity, and provide that an entity report items of other comprehensive income in either one of two presentations:

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

Reclassifications – Certain prior years’ amounts have been reclassified to conform to the current year’s presentation. Such reclassifications relate primarily to the presentation of noncontrolling interests in the consolidated financial statements (see Note 14).

NOTE 2. COST REDUCTION PROGRAM AND OTHER CHARGES – NET

2011 Gain on Acquisition and Cost Reduction Program – net

The year ended December 31, 2011 includes the following items which are recorded as a separate line item in the consolidated financial statements:

(Millions of dollars)	Operating Profit (Loss)	Income Tax Provision (Benefit)	Noncontrolling Interests	Net Income (Loss) - Praxair, Inc.
Net gain on acquisition	$39	$3	$(1)	$37
Cost Reduction Program	(40)	(9)	—	(31)

Total	$(1)	$(6)	$(1)	$6

Gain on Acquisition

As discussed in Note 3, during the fourth quarter 2011 Praxair increased its ownership in its Yara Praxair Holding AS (“Yara Praxair”) joint venture in Scandinavia from 50% to 66% and consolidated the company. Previously, Praxair accounted for its 50% ownership interest in the joint venture as an equity method investment. In accordance with U. S. accounting rules, upon consolidation Praxair was required to fair value the entire Yara Praxair joint venture, including its original 50% ownership interest. Accordingly, Praxair recorded a net pre-tax gain of $39 million ($37 million net income – Praxair, Inc.) during the fourth quarter of 2011 primarily for the amount that the fair value of its original 50% ownership interest exceeded the equity investment book value.

Cost Reduction Program

In the fourth quarter 2011, Praxair recorded pre-tax charges totaling $40 million ($31 million after-tax), relating to severance and business restructuring actions primarily in Europe within the industrial gases and surface technologies businesses. The cost reduction program was initiated primarily in response to the continuing economic downturn in Europe.

The following is a summary of the charges by reportable segment.

(Millions of dollars)	Severance Costs	Costs Associated with Exit or Disposal Activities	Total Cost Reduction Program
North America	$1	$—	$1
Europe	20	1	21
South America	4	—	4
Surface Technologies	8	6	14

Total	$33	$7	$40

The severance costs of $33 million are for the termination of approximately 290 employees, primarily in Europe, South America and Surface technologies, of which approximately half have been terminated as of December 31, 2011. The remaining employees are expected to be terminated in the next twelve months. These costs include $6 million of pension settlement charges, primarily related to the closure of the surface technologies business in Switzerland.

The costs associated with exit or disposal activities of $7 million include asset write-downs and other costs primarily associated with a decision to close the company’s surface technologies facility in Switzerland, and to consolidate operations in the United Kingdom.

Classification in the consolidated financial statements

The net $1 million of operating profit from the pre-tax gain, offset by the cost reduction program is shown as a separate line item on the consolidated statement of income and the tax benefit of $6 million is reflected in income taxes. In the balance sheets, asset write-offs are recorded as a reduction to the carrying value of the related assets and unpaid amounts are recorded as short-term liabilities (See Note 7). As of December 31, 2011, there is a short-term liability of approximately $23 million related to the 2011 cost reduction program which is anticipated to be paid during the next 12-month period. On the consolidated statement of cash flows, the pre-tax impact of the gain on acquisition and cost reduction program, net of cash payments, is shown as an adjustment to reconcile net income to net cash provided by operating activities. In Note 18, Praxair excluded these items in its management definition of segment operating profit; a reconciliation of segments operating profit to consolidated operating profit is shown within the operating profit table.

2010 Spanish Income Tax Settlement and Other Charges – Net

The year ended December 31, 2010 includes the following items which are recorded in the consolidated financial statements:

(Millions of dollars)	Operating Profit (Loss)	Income Tax Provision (Benefit)	Net Income (Loss)
Spanish income tax settlement	$—	$250	$(250)
U.S. Homecare divestiture	(58)	(18)	(40)
Repatriation tax benefit	—	(35)	35
Venezuela currency devaluation	(27)	(1)	(26)

Total	$(85)	$196	$(281)

Spanish Income Tax Settlement

During the fourth quarter 2010, the Company’s Spanish subsidiaries settled various income tax disputes with the Spanish Government. As a result, Praxair recorded an income tax charge of $250 million representing the settlement amount in excess of previously recorded expenses. The settlement requires cash payments of approximately $500 million, $481 million of which was paid in the fourth quarter 2010. The remaining amounts were paid out during 2011 and are included within payables and accruals in the Consolidated Statement of Cash Flows. This matter was previously disclosed as a contingency in Note 17. Also, see Note 5 relating to income taxes.

U.S. Homecare Divestiture

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

Venezuela Currency Devaluation

In January 2010, Venezuela announced a devaluation of the Venezuelan Bolivar and created a two tier exchange rate system. Effective January 1, 2011, the two tier rate system was eliminated and a single exchange rate of 4.3 (implying 50% devaluation) is now required for all transactions, including Praxair’s operations. In the first quarter 2010, Praxair recorded a $27 million charge ($26 million after-tax) due primarily to the remeasurement of the local Venezuelan balance sheet to reflect the new official 4.3 exchange rate. The company does not expect the impact of the devaluation on future results of operations to be significant.

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

Brazil Refis Program, NOL and Other Brazilian Governmental Related Matters

In May 2009, the Brazilian government published Law 11941/2009 (“Refis Program”) instituting a new voluntary amnesty program which allowed Brazilian companies to settle certain Federal tax disputes at reduced amounts. Also, the Refis Program allowed existing net operating loss carryforwards (NOLs) to be used to satisfy a portion of the settlement obligation. During the 2009 third quarter, Praxair completed an evaluation of its existing Federal tax disputes eligible for settlement under the Refis Program and determined that it was economically beneficial to settle numerous Federal tax disputes, most of which were related to non income-tax matters.

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

The Refis Program required cash outlays of $34 million in 2009, and $25 million in 2011, and is expected to require up to an additional $31 million of cash payments in the next twelve months depending on timing of the Brazilian government consolidation process (See Note 17).

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

Classification in the consolidated financial statements

The pre-tax charges of $306 million are shown as a separate line item on the consolidated statement of income and the tax benefit of $313 million is reflected in income taxes. Unpaid amounts of $31 million are recorded as short-term liabilities in the consolidated balance sheets (See Note 7). On the consolidated statement of cash flows, the pre-tax impact of the Brazil tax amnesty program and other charges, net of cash payments, is shown as an adjustment to reconcile net income to net cash provided by operating activities. In Note 18, Praxair excluded these charges in its management definition of segment operating profit; a reconciliation of segments operating profit to consolidated operating profit is shown within the operating profit table.

NOTE 3. ACQUISITIONS

The results of operations of these businesses have been included in Praxair’s consolidated statements of income since their respective dates of acquisition.

2011 Acquisitions

In December 2011, Praxair acquired Texas Welders Supply Company, the largest independent gas and welding products distributor in the greater Houston, Texas area. This acquisition will increase Praxair’s packaged gas presence in what is considered one of top five welding markets in the U.S.

In October 2011, Praxair increased its ownership in its Yara Praxair industrial gases joint venture with Yara International ASA of Norway from 50% to 66%. The Yara Praxair joint venture, formed in late 2007, comprises Yara International’s former industrial gases businesses located in Norway, Denmark and Sweden. Through the third quarter 2011, Praxair accounted for its 50% ownership interest in the joint venture as an equity method investment. As a result of the acquisition of a controlling interest, Praxair consolidated Yara Praxair within the European segment beginning in the fourth quarter of 2011 (including $50 million of sales). In accordance with U.S. accounting rules, Praxair was also required to fair value its original 50% ownership interest in Yara Praxair which resulted in a $39 million net gain (see Note 2).

On June 15, 2011, Praxair completed the acquisition of a 49% ownership interest in the ROC Group’s industrial gases business operating in the United Arab Emirates (also see 2010 acquisitions below). This investment is accounted for as an equity investment in Praxair’s consolidated financial statements.

Also, during the twelve months ended December 31, 2011, Praxair completed several smaller acquisitions, related primarily to North American packaged gas distributors, including American Gas Group, primarily located in Toledo, Ohio and National Alloy and Equipment, in Houston, Texas.

The aggregate net cash paid for these acquisitions was $294 million and resulted in the recognition of $396 million of goodwill. The goodwill includes the consolidation of Yara Praxair, while the cash paid only relates to Praxair’s ownership increase.

2010 Acquisitions

In August 2010, Praxair acquired a 49% ownership interest in the ROC Group’s industrial gases businesses operating in Kuwait and Qatar. These investments are accounted for as equity investments in Praxair’s consolidated financial statements (also see 2011 acquisitions above). Additionally, during the twelve months ended December 31, 2010, Praxair completed several small acquisitions, related primarily to North American packaged gas distributors. The aggregate purchase price for the acquisitions was $148 million, and resulted in recognition of $10 million of goodwill.

2009 Acquisitions

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

NOTE 4. LEASES

In the normal course of its business, Praxair enters into various leases as the lessee, primarily involving manufacturing and distribution equipment and office space. Total lease and rental expenses under operating leases were $115 million in 2011, $111 million in 2010 and $110 million in 2009. Capital leases are not significant and are included in property, plant and equipment – net. Related obligations are included in debt.

At December 31, 2011, minimum payments due under operating leases are as follows:

(Millions of dollars)
2012	$98
2013	86
2014	72
2015	59
2016	51
Thereafter	62

$428

The present value of these future lease payments under operating leases is approximately $382 million.

Praxair’s leases where it is the lessor are not significant.

NOTE 5. INCOME TAXES

Pre-tax income applicable to U.S. and foreign operations is as follows:

(Millions of dollars) Year Ended December 31,	2011	2010	2009
United States	$762	$643	$577
Foreign	1,561	1,321	865

Total income before income taxes	$2,323	$1,964	$1,442

The following is an analysis of the provision for income taxes:

(Millions of dollars) Year Ended December 31,	2011	2010	2009
Current tax expense
U.S. federal	$273	$133	$108
State and local	30	18	9
Foreign (a)	341	484	273

	644	635	390

Deferred tax expense
U.S. federal	(47)	70	68
State and local	3	(1)	9
Foreign (b)	41	64	(298)

	(3)	133	(221)

Total income taxes	$641	$768	$169

(a)	2010 includes Spain tax settlement of $250 million. See Note 2.

(b)	2010 includes $35 million repatriation tax benefit and 2009 includes ($255) million of NOL valuation allowance adjustments in Brazil. See Note 2.

An analysis of the difference between the provision for income taxes and the amount computed by applying the U.S. statutory income tax rate to pre-tax income follows:

(Dollar amounts in millions) Year Ended December 31,	2011		2010		2009
U.S. statutory income tax rate	$813	35.0%	$688	35.0%	$505	35.0%
State and local taxes – net of federal benefit	21	0.9%	11	0.6%	12	0.8%
U.S. tax credits and deductions (a)	(21)	-0.9%	(18)	-0.9%	(10)	-0.7%
Foreign tax rate differentials (b)	(164)	-7.0%	(128)	-6.5%	(135)	-9.3%
Brazil tax amnesty program and other charges (c)	—	—	—	—	(205)	-14.2%
Spain tax settlement (d)	—	—	250	12.7%	—	—
Repatriation tax benefit (d)	—	—	(35)	-1.8%	—	—
Other – net	(8)	-0.4%	—	—	2	0.1%

Provision for income taxes	$641	27.6%	$768	39.1%	$169	11.7%

(a)	U.S. tax credits and deductions relate to research and experimentation tax credits, and manufacturing deductions.

(b)	Includes foreign tax rate differentials and various tax incentives primarily in Europe, Asia and South America. Other tax rate changes were not significant.

(c)	Relates to tax benefit associated with tax amnesty program and related valuation allowance adjustments in Brazil, and a charge related to entity reorganizations and other developments in North America and Europe. See Note 2.

(d)	Relates to the income tax settlement in Spain and the tax benefit related to the repatriation of foreign earnings. See Note 2.

Net deferred tax liabilities included in the consolidated balance sheet are comprised of the following:

(Millions of dollars) December 31,	2011	2010
Deferred tax liabilities
Fixed assets	$972	$1,038
Exchange gains	104	134
Goodwill	89	78
Other	119	128

	$1,284	$1,378

Deferred tax assets
Carryforwards	$329	$379
Benefit plans and related (a)	451	343
Exchange losses	3	10
Inventory	21	23
Accruals and other (b)	206	194

	$1,010	$949
Less: Valuation allowances (c)	(107)	(111)

	$903	$838

Net deferred tax liabilities	$381	$540

Recorded in the consolidated balance sheets as:
Current deferred tax assets, net (Note 7)	$142	$155
Long-term deferred tax liabilities, net (Note 7)	523	695

	$381	$540

(a)	Includes deferred taxes of $378 million and $263 million in 2011 and 2010, respectively, related to pension/ OPEB funded status (Note 16).

(b)	Includes $93 million and $71 million in 2011 and 2010, respectively, related to research and development costs.

(c)	Summary of valuation allowances relating to deferred tax assets follows (millions of dollars):

	2011	2010	2009
Balance, January 1,	$(111)	$(37)	$(245)
Income tax (charge) benefit:
Brazil	—	(1)	255
U.S.	6	(66)	—
Other	(4)	(3)	5
Translation adjustments	1	—	(59)
Other, including write-offs	1	(4)	7

Balance, December 31,	$(107)	$(111)	$(37)

Praxair evaluates deferred tax assets quarterly to ensure that estimated future taxable income will be sufficient in character (e.g., capital gain versus ordinary income treatment), amount and timing to result in their recovery. After considering the positive and negative evidence, a valuation allowance is established to reduce the assets to their realizable value when management determines that it is more likely than not (i.e., greater than 50% likelihood) that a deferred tax asset will not be realized. Considerable judgment is required in establishing deferred tax valuation allowances. At December 31, 2011, Praxair had $329 million of deferred tax assets relating to net operating losses (“NOLs”) and tax credits and $107 million of valuation allowances. These deferred tax assets include $140 million relating to NOLs in Brazil (primarily one subsidiary) which never expire and have no valuation allowances and $93 million relating to U.S. foreign tax credits which expire in 2020 and have a $66 million valuation allowance. The utilization of the U.S. foreign tax credits is dependent on many factors including U.S. interest expense, future U.S. investment, foreign sales and earnings growth, foreign currency exchange rates, and acquisitions and dispositions. Management’s assessment and judgment are highly dependent on these variables and any significant changes to any one of them can substantially impact the amount of foreign tax credit utilization over the ten year carryforward period.

The remaining $96 million of NOLs and other carryforwards ($57 million in U.S. and $39 million foreign) which expire through 2031 have valuation allowances totaling $41 million. The remaining valuation allowances relate to certain foreign and U.S. state NOLs and are required because management has determined, based on financial projections and available tax strategies, that it is unlikely that the NOLs will be utilized before they expire. If events or circumstances change, valuation allowances are adjusted at that time resulting in an income tax benefit or charge.

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

A provision has not been made for additional U.S. federal or foreign taxes at December 31, 2011 on $7.2 billion of undistributed earnings of foreign subsidiaries because Praxair intends to reinvest these funds indefinitely to support foreign growth opportunities. It is not practicable to estimate the unrecognized deferred tax liability on these undistributed earnings. These earnings could become subject to additional tax if they are remitted as dividends, loaned to Praxair in the U.S., or upon sale of the subsidiary’s stock.

Uncertain Tax Positions

Unrecognized income tax benefits represent income tax positions taken on income tax returns but not yet recognized in the consolidated financial statements. The company has unrecognized income tax benefits totaling $163 million and $153 million as of December 31, 2011 and December 31, 2010, respectively. If recognized, essentially all of the unrecognized tax benefits and related interest and penalties would be recorded as a benefit to income tax expense on the consolidated statement of income.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Millions of dollars)	2011	2010	2009
Unrecognized income tax benefits, January 1	$153	$372	$312
Additions for tax positions of prior years	24	2	13
Reductions for tax positions of prior years	(1)	(12)	(40)
Additions for current year tax positions (a)	2	14	105
Reductions for settlements with taxing authorities (b)	(2)	(206)	(9)
Reductions as a result of a lapse of an applicable statute of limitations	(1)	(8)	(22)
Foreign currency translation	(12)	(9)	13

Unrecognized income tax benefits, December 31	$163	$153	$372

(a)	Additions in 2009 are primarily related to uncertain tax positions associated with the Brazil Tax Amnesty Program.

(b)	Settlements are uncertain tax positions that were effectively settled with the taxing authorities, including positions where the company has agreed to amend its tax returns to eliminate the uncertainty. 2010 settlement amount primarily relates to the Spain tax settlement. See Note 2.

Expenses for interest and penalties on tax reserves of $4 million, $11 million and $18 million were recognized for the years ended December 31, 2011, 2010 and 2009, respectively and were classified as income tax expense in the consolidated statement of income. In 2009, $13 million of interest was incurred related to income tax matters settled under the Brazil Tax Amnesty Program. The company had $18 million and $17 million of accrued interest and penalties as of December 31, 2011 and December 31, 2010, respectively which were recorded in other long-term liabilities in the consolidated balance sheets (see Note 7).

As of December 31, 2011, the company remained subject to the examination in the following major tax jurisdictions for the tax years as indicated below:

Major tax jurisdictions	Open Years
North America
United States	2007 through 2011
Canada	2000 through 2011
Mexico	2006 through 2011

Europe
Germany	2008 through 2011
Italy	2007 through 2011
Spain	2004 through 2011

South America
Brazil	1998 through 2011

Asia
China	2011
India	2005 through 2011
Korea	2005 through 2011
Thailand	2005 through 2011

The company is currently under audit in a number of tax jurisdictions including the United States and Canada. As a result, it is reasonably possible that some of these audits will conclude or reach the stage where a change in unrecognized income tax benefits may occur within the next twelve months. At that time, the Company will record any adjustment to income tax expense as required. In addition to the above, in 2011 the Company requested a pre-filing agreement (“PFA”) with the U.S. Internal Revenue Service related to a loss of a liquidated subsidiary. The PFA should be settled during 2012 and any positive income tax benefit resulting from the PFA will be recorded at that time. At this time, quantification of the estimated range of any adjustments that may result from these matters cannot be made.

During 2010, the company’s Spanish subsidiaries settled various income tax disputes with the Spanish government related to prior years and recorded changes to its uncertain tax positions, resulting in an income tax charge of $250 million, which includes $121 million of penalty, interest and tax surcharges (see Note 2). During 2010 and 2009, the Company settled a number of audits including the 2005 and 2006 tax years in the United States resulting in an immaterial adjustment to the consolidated financial statements.

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

NOTE 6. EARNING PER SHARE – PRAXAIR, INC. SHAREHOLDERS

Basic earnings per share is computed by dividing Net Income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net Income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	2011	2010	2009
Numerator (Millions of dollars)
Net income – Praxair, Inc.	$1,672	$1,195	$1,254

Denominator (Thousands of shares)
Weighted average shares outstanding	301,611	306,069	306,987
Shares earned and issuable under compensation plans	626	651	689

Weighted average shares used in basic earnings per share	302,237	306,720	307,676
Effect of dilutive securities
Stock options and awards	4,485	4,675	4,706

Weighted average shares used in diluted earnings per share	306,722	311,395	312,382

Basic Earnings Per Common Share	$5.53	$3.90	$4.08
Diluted Earnings Per Common Share	$5.45	$3.84	$4.01

There were no antidilutive shares for the year ended December 31, 2011. Stock options of 14,540 and 3,229,220 were antidilutive and therefore excluded in the computation of diluted earnings per share for the years ended 2010 and 2009, respectively.

NOTE 7. SUPPLEMENTAL INFORMATION

Income Statement

(Millions of dollars) Year Ended December 31,	2011	2010	2009
Selling, General and Administrative
Selling	$563	$531	$501
General and Administrative	676	665	587

	$1,239	$1,196	$1,088

Depreciation and Amortization
Depreciation	$982	$904	$828
Amortization of other intangibles (Note 10)	21	21	18

	$1,003	$925	$846

Other Income (Expenses) – Net
Currency related net gains (losses)	$7	$(1)	$(16)
Partnership income	9	1	1
Severance expense	(17)	(12)	(14)
Business divestitures and asset gains (losses) – net	17	—	1
Pension settlements (Note 16)	—	(3)	(4)
State of Rio amnesty program	—	19	—
Other – net	(9)	1	(3)

	$7	$5	$(35)

Interest Expense – Net
Interest incurred on debt	$222	$187	$193
Interest capitalized	(62)	(62)	(55)
Amortization of swap termination costs (Note 12)	(15)	(7)	(5)

	$145	$118	$133

Balance Sheet

(Millions of dollars) December 31,	2011	2010
Accounts Receivable
Trade	$1,750	$1,712
Other	140	123

	1,890	1,835
Less: allowance for doubtful accounts (a)	(95)	(171)

	$1,795	$1,664

Inventories (b)
Raw materials and supplies	$153	$139
Work in process	58	49
Finished goods	245	211

	$456	$399

Prepaid and Other Current Assets
Deferred income taxes (Note 5)	$142	$155
Prepaid	73	51
Other	51	70

	$266	$276

Other Long-term Assets
Pension assets (Note 16)	$14	$49
Insurance contracts (c)	71	69
Long-term receivables, net (d)	53	51
Deposits	62	69
Investments carried at cost	9	12
Deferred charges	171	190
Other	176	162

	$556	$602

Accrued Taxes
Tax liabilities for uncertain tax positions	$5	$2
Other accrued taxes	140	88

	$145	$90

Other Current Liabilities
Accrued expenses	$258	$269
Payrolls	196	185
Brazil tax amnesty program and other charges (Note 2)	31	63
Cost reduction program and other charges (Note 2)	23	—
Pension and postretirement (Note 16)	38	34
Interest payable	53	42
Employee benefit accrual	20	22
Severance	12	16
Insurance reserves	6	6
Other	133	151

	$770	$788

(Millions of dollars) December 31,	2011	2010
Other Long-term Liabilities
Pension and postretirement (Note 16)	$905	$688
Tax liabilities for uncertain tax positions	76	58
Interest and penalties for uncertain tax positions (Note 5)	18	17
Insurance reserves	21	22
Other	208	168

	$1,228	$953

Deferred Credits
Deferred income taxes (Note 5)	$523	$695
Other	$215	216

	$738	$911

Accumulated Other Comprehensive Income (Loss)
Cumulative translation adjustment
North America (e)	$(277)	$(114)
South America (e)	$(666)	(391)
Europe	(124)	(76)
Asia	(17)	24
Surface technologies	27	29

	(1,057)	(528)
Derivatives – net of taxes	(5)	4
Pension/ OPEB funded status obligation (net of $378 million and
$263 million taxes in 2011 and 2010, respectively) (Note 16)	(684)	(494)

	$(1,746)	$(1,018)

(a)	Provisions to the allowance for doubtful accounts were $57 million, $82 million, and $90 million in 2011, 2010, and 2009, respectively. In 2011, the allowance for doubtful accounts reflects a decrease of $85 million as a result of the U.S. Homecare divestiture that was finalized on March 4, 2011 (see Note 2). The remaining allowance activity in each period related primarily to write-offs of uncollectible amounts, net of recoveries and currency movements.

(b)	Approximately 5% and 6% of total inventories were valued using the LIFO method at December 31, 2011 and 2010, respectively. If inventories had been valued at current costs, they would have been approximately $11 million and $12 million higher than reported at December 31, 2011 and 2010.

(c)	Consists primarily of insurance contracts and other investments to be utilized for non-qualified pension and OPEB obligations (see Note 16).

(d)	Financing receivables is not normal practice for the company. The balances at December 31, 2011 and 2010 are net of credit allowances of $64 million and $77 million, respectively. The balance in both periods relates primarily to government receivables in Brazil and other long-term notes receivable from customers, the majority of which are fully reserved. Collectibility is reviewed regularly and uncollectible amounts are written-off as appropriate. The fluctuation within this account was due primarily to foreign currency movements.

(e)	North America consists of currency translation adjustments in Canada and Mexico while South America relates primarily to Brazil and Argentina.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT – NET

Significant classes of property, plant and equipment are as follows:

(Millions of dollars) December 31,	2011	2010
Machinery and equipment	$17,365	$16,656
Buildings	1,048	1,000
Construction in progress and other	1,891	1,696
Land and land improvements	324	322

	20,628	19,674
Less: accumulated depreciation	(10,497)	(10,142)

	$10,131	$9,532

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

NOTE 9. GOODWILL

Changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2009	$1,297	$232	$368	$31	$142	$2,070
Acquisitions (Note 3)	4	—	6	—	—	10
Purchase adjustments & other *	(12)	2	—	—	3	(7)
Foreign currency translation	14	12	(31)	2	(4)	(7)

Balance, December 31, 2010	$1,303	$246	$343	$33	$141	$2,066
Acquisitions (Note 3)	93	—	303	—	—	396
Purchase adjustments & other	(4)	—	—	(8)	—	(12)
Foreign currency translation	(17)	(31)	(28)	(1)	(1)	(78)

Balance, December 31, 2011	$1,375	$215	$618	$24	$140	$2,372

*	North America includes the impact of the U.S. homecare divestiture.

Impairment tests have been performed annually during the second quarter of each year since the initial adoption of the goodwill accounting standard in 2002, and no impairments were indicated. Also, there were no indicators of impairment through December 31, 2011.

NOTE 10. OTHER INTANGIBLE ASSETS

The following is a summary of Praxair’s other intangible assets at December 31, 2011 and 2010:

(Millions of dollars) For the year ended December 31, 2011	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2010	$166	$28	$24	$218
Additions (primarily acquisitions)	50	10	1	61
Foreign currency translation	(5)	—	—	(5)
Other *	(3)	(1)	2	(2)

Balance, December 31, 2011	208	37	27	272

Less: accumulated amortization:
Balance, December 31, 2010	(63)	(16)	(7)	(86)
Amortization expense	(15)	(5)	(1)	(21)
Foreign currency translation	2	—	—	2
Other *	1	1	(2)	—

Balance, December 31, 2011	(75)	(20)	(10)	(105)

Net balance at December 31, 2011	$133	$17	$17	$167

(Millions of dollars) For the year ended December 31, 2010	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2009	$163	$34	$24	$221
Additions (primarily acquisitions)	8	3	—	11
Foreign currency translation	(1)	—	—	(1)
Other *	(4)	(9)	—	(13)

Balance, December 31, 2010	166	28	24	218

Less: accumulated amortization:
Balance, December 31, 2009	(52)	(21)	(6)	(79)
Amortization expense	(15)	(5)	(1)	(21)
Foreign currency translation	1	—	—	1
Other *	3	10	—	13

Balance, December 31, 2010	(63)	(16)	(7)	(86)

Net balance at December 31, 2010	$103	$12	$17	$132

*	Other primarily relates to the write-off of fully amortized assets.

There are no expected residual values related to these intangible assets. Amortization expense for the years ended December 31, 2011 and 2010 was $21 million, and for 2009 was $18 million. The remaining weighted-average amortization period for intangible assets is approximately 12 years.

Total estimated annual amortization expense is as follows:

(Millions of dollars)
2012	$24
2013	22
2014	21
2015	19
2016	14
Thereafter	67

$167

NOTE 11. DEBT

The following is a summary of Praxair’s outstanding debt at December 31, 2011 and 2010:

(Millions of dollars)	2011	2010
Short-term
Commercial paper and U.S. bank borrowings	$159	$207
Other bank borrowings (primarily international)	178	163

Total short-term debt	337	370

Long-term
U.S. borrowings
6.375% Notes due 2012 (a, b, d)	501	505
1.75% Notes due 2012 (a, b, d)	405	411
3.95% Notes due 2013	350	350
2.125% Notes due 2013(a, b)	513	516
4.375% Notes due 2014 (a)	299	299
5.25% Notes due 2014	400	400
4.625% Notes due 2015	500	500
3.25% Notes due 2015 (a, b)	434	421
5.375% Notes due 2016	400	400
5.20% Notes due 2017	325	325
4.50% Notes due 2019 (a)	597	597
3.00% Notes due 2021 (a,c)	498	—
4.05% Notes due 2021 (a,c)	496	—
Other	6	6

International bank borrowings	490	448
Obligations under capital lease	11	9

	6,225	5,187
Less: current portion of long-term debt	(387)	(32)

Total long-term debt	5,838	5,155

Total debt	$6,562	$5,557

(a)	Amounts are net of unamortized discounts.

(b)	December 31, 2011 and 2010 include a $54 million and $55 million fair value increase, respectively, related to fair value hedge accounting. See Note 12 for additional information.

(c)	During 2011, Praxair issued the following notes totaling $1 billion: $500 million of 3.00% notes due 2021 and $500 million of 4.05% notes due 2021. The proceeds of both issuances were used to reduce short-term debt, to fund share repurchases under the 2010 share repurchase program and for general corporate purposes.

(d)	Classified as long-term because of the Company’s intent to refinance this debt on a long-term basis and the availability of such financing under the company’s $1.75 billion senior unsecured credit facility with a syndicate of banks entered into on July 26, 2011 which expires in 2016.

On February 6, 2012, Praxair issued $600 million of 2.45% notes due 2022. The proceeds will be used to reduce short-term debt, to fund share repurchases under the share repurchase program and for general corporate purposes.

Credit Facilities

At December 31, 2011, the company has the following major credit facilities available for future borrowing:

Millions of dollars	Total Facility	Borrowings Outstanding	Available for Borrowing	Expires
Senior Unsecured	$1,750	$0	$1,750	July 2016
Multi-currency	$400	$363	$37	November 2012

	$2,150	$363	$1,787

In July 2011, the company entered into a $1.75-billion senior unsecured credit facility with a syndicate of banks. This facility replaced the company’s $1.0-billion senior unsecured credit facility which was set to expire in December 2011. No borrowings were outstanding under these credit agreements at December 31, 2011 or 2010. Associated fees were not significant in each of the past three years.

The company has a $400-million revolving multi-currency credit facility in Europe with a syndicate of international banks that expires in November 2012. At December 31, 2011 and 2010, $363 million and $368 million were outstanding against the facility in Europe, respectively. The company has the ability to draw against this facility in one of four currencies in amounts not to exceed the then U.S. dollar equivalent of $400 million.

The company cancelled its $200-million revolving credit facility in Canada in August 2011. There was no balance outstanding against this facility at December 31, 2010.

Each of the outstanding credit facilities are with major financial institutions and are non-cancellable by the issuing financial institution until maturity.

Covenants

Praxair’s $1.75-billion senior unsecured credit facility and long-term debt agreements contain various covenants which may, among other things, restrict the ability of Praxair to merge with another entity, incur or guarantee debt, sell or transfer certain assets, create liens against assets, enter into sale and leaseback agreements, or pay dividends and make other distributions beyond certain limits. These agreements also require Praxair to not exceed a maximum 70% leverage ratio defined in the agreements as the ratio of consolidated total debt to the sum of consolidated total debt plus consolidated shareholders’ equity of the company. For purposes of the leverage ratio calculation, consolidated shareholders’ equity excludes changes in the cumulative foreign currency translation adjustments after June 30, 2011. At December 31, 2011, the actual leverage ratio was 51% and the company is in compliance with all financial covenants. Also, there are no material adverse change clauses or other subjective conditions that would restrict the company’s ability to borrow under the agreement.

Praxair’s $400-million revolving multi-currency credit facility contains various covenants which are similar to the $1.75-billion senior unsecured credit facility except that the leverage ratio cannot exceed 65%. For purposes of the leverage ratio calculation, consolidated shareholders’ equity excludes changes in the cumulative foreign currency translation adjustments after September 30, 2004. At December 31, 2011, the actual leverage ratio was 55% and the company is in compliance with all financial covenants. Also, there are no material adverse change clauses or other subjective conditions that would restrict the company’s ability to borrow under the agreement.

Other Debt Information

As of December 31, 2011 and 2010, the weighted-average interest rate of short-term borrowings outstanding was 2.4% and 1.5%, respectively.

Expected maturities on long-term debt are as follows:

(Millions of dollars)
2012	$387
2013	902
2014	766
2015	935
2016	1,311	*
Thereafter	1,924

	$6,225

*	The $906 million of fixed-rate debt due in 2012 has been reflected in 2016 maturities due to the company’s ability and intent to refinance this debt on a long-term basis.

As of December 31 2011, $50 million of Praxair’s assets (principally international fixed assets) were pledged as collateral for $26 million of long-term debt, including the current portion of long-term debt.

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

The following table is a summary of the notional amount and fair value of derivatives outstanding at December 31, 2011 and 2010 for consolidated subsidiaries:

			Fair Value
(Millions of dollars)	Notional Amounts		Assets		Liabilities
December 31,	2011	2010	2011	2010	2011	2010
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$1,541	$1,011	$2	$2	$2	$2
Anticipated net income (b)	—	137	—	10	—	—

Total	$1,541	$1,148	$2	$12	$2	$2

Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted purchases (a)	$59	$—	$—	$—	$2	$—
Interest rate contracts:
Interest rate swaps (b)	400	900	35	39	—	—

Total	$459	$900	$35	$39	$2	$—

Total Derivatives	$2,000	$2,048	$37	$51	$4	$2

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.

(b)	Assets are recorded in other long term assets.

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

Anticipated Net Income

During 2011 and 2010, Praxair hedged anticipated net income through foreign currency option contracts related to anticipated net income in Brazil, Europe and Canada. Over the term of the contracts, the fair value adjustments from net-income hedging contracts are largely offset by the impacts on reported net income resulting from the currency translation process. In January 2012, Praxair entered into three forward currency contracts to hedge anticipated net income in these regions. The accounting rules pertaining to derivatives and hedging do not allow hedges of anticipated net income to be designated as hedging instruments.

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

Interest Rate Contracts

Outstanding Interest Rate Swaps

At December 31, 2011, Praxair had an interest-rate swap agreement outstanding related to the $400 million 3.25% fixed-rate notes that mature in 2015 which effectively convert fixed-rate interest to variable-rate interest. This swap agreement was designated as a fair value hedge with the resulting fair value adjustments recognized in earnings along with an equally offsetting charge / benefit to earnings for the changes in the fair value of the underlying debt instrument. At December 31, 2011, $35 million was recognized as an increase in the fair value of this note ($23 million at December 31, 2010).

Terminated Interest Rate Swaps

The following table summarizes information related to terminated interest rate swap contracts:

			Amount of Gain Recognized in Earnings (a)		Unrecognized Gain (a) December 31,
(Millions of Dollars)	Year Terminated	Original Gain	2011	2010	2011	2010
Interest Rate Swaps
Underlying debt instrument (b):
$500 million 2.125% fixed-rate notes that mature in 2013 (c)	2011	$18	$5	$—	$13	$—
$400 million 1.75% fixed-rate notes that mature in 2012	2010	13	6	2	5	11
$500 million 6.375% fixed-rate notes that mature in 2012	2002	47	4	5	1	5

Total		$78	$15	$7	$19	$16

(a)	The unrecognized gain for terminated interest rate swaps is shown as an increase to long-term debt and will be recognized on a straight line basis to interest expense—net over the term of the underlying debt agreements. Upon settlement of the underlying interest rate contract, the cash received is reflected within the Noncontrolling interest transactions and other in the financing section of the consolidated statement of cash flows.

(b)	The notional amounts of the interest rate contracts are equal to the underlying debt instruments.

(c)	At December 31, 2010, the swap was outstanding and $16 million fair value was shown as an incease to long-term debt.

Terminated Treasury Rate Locks

The following table summarizes the unrecognized gains (losses) related to terminated treasury rate lock contracts:

			Unrecognized Gain / (Loss) (a)
(Millions of Dollars)	Year Terminated	Original Gain / (Loss)	December 31, 2011	December 31, 2010
Treasury Rate Locks
Underlying debt instrument:
$500 million 3.000% fixed-rate notes that mature in 2021 (b)	2011	$(11)	$(11)	$—
$600 million 4.50% fixed-rate notes that mature in 2019 (b)	2009	16	12	14
$500 million 4.625% fixed-rate notes that mature in 2015 (b)	2008	(7)	(3)	(4)

Total – pre-tax			$(2)	$10
Less: income taxes			1	(4)

After- tax amounts			$(1)	$6

(a)	The unrecognized gains / (losses) for the treasury rate locks are shown in accumulated other comprehensive income and will be recognized on a straight line basis to interest expense – net over the term of the underlying debt agreements. Upon settlement of the treasury rate lock contracts, the cash received or paid is reflected within Noncontrolling interest transactions and other in the financing section of the consolidated statement of cash flows. Refer to the table below summarizing the impact of the company’s consolidated statements of income and AOCI for current period gain (loss) recognition.

(b)	The notional amount of the treasury rate lock contracts are equal to the underlying debt instrument with the exception of the treasury rate lock contract entered into to hedge the $600 million 4.50% fixed-rate notes that mature in 2019. The notional amount of this contract was $500 million.

The following table summarizes the impacts of the Company’s derivatives on the consolidated statements of income and AOCI for 2011 and 2010:

(Millions of dollars)	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (a)
December 31,	2011	2010
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items:
Debt-related	$(25)	$(10)
Other balance sheet items	(3)	5
Anticipated net income	(1)	(4)

Total	$(29)	$(9)

(millions of dollars)	Amount of Gain (Loss) Recognized in AOCI (b)		Amount of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Income (c)		Net Change in AOCI
December 31,	2011	2010	2011	2010	2011	2010
Derivatives Designated as Hedging Instruments
Currency contracts:
Forecasted purchases (b)	$(4)	$—	$—	$—	$(4)	$—
Interest rate contracts:
Treasury rate locks (b)	(11)	—	—	1	(11)	1

Total – Pre tax	$(15)	$—	$—	$1	$(15)	$1
Less: income Taxes	6	—	—	(1)	6	(1)

After tax amounts	$(9)	$—	$—	$—	$(9)	$—

(a)	The gains (losses) on balance sheet items are offset by gains (losses) recorded on the underlying hedged assets and liabilities. The gains (losses) for the derivatives and the underlying hedged assets and liabilities related to debt items are recorded in the consolidated statements of income as interest expense-net. Other balance sheet items and anticipated net income gains (losses) are recorded in the consolidated statements of income as other income (expenses)-net.

(b)	The gains (losses) on forecasted purchase and treasury rate locks are recorded as a component of AOCI within derivative instruments in the consolidated statements of equity. There was no ineffectiveness for these instruments during 2011 or 2010.

(c)	The gains (losses) on forecasted purchases are reclassified to the depreciation and amortization expense on a straight-line basis consistent with the useful life of the underlying asset. The gains (losses) for interest rate contracts are reclassified to earnings as interest expense –net on a straight-line basis over the remaining maturity of the underlying debt. Net gains (losses) of $1 million are expected to be reclassified to earning during 2012.

NOTE 13. FAIR VALUE DISCLOSURES

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010:

	Fair Value Measurements Using
(Millions of dollars)	Level 1		Level 2		Level 3
	2011	2010	2011	2010	2011	2010
Assets
Derivative assets	—	—	$37	$51	—	—
Investments	—	$2	—	—	—	—

Total	—	$2	$37	$51	—	—

Liabilities
Derivative liabilities	—	—	$4	$2	—	—

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

The fair value of cash and cash equivalents, short-term debt, accounts receivables-net, and accounts payable approximate carrying value because of the short-term maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. At December 31, 2011, the estimated fair value of Praxair’s long-term debt portfolio was $6,692 million versus a carrying value of $6,225 million. At December 31, 2010, the estimated fair value of Praxair’s long-term debt portfolio was $5,498 million versus a carrying value of $5,187 million. These differences are attributable to interest-rate changes subsequent to when the debt was issued.

Assets Measured at Fair Value on a Non-Recurring Basis

Certain assets are valued at fair value on a non-recurring basis.

During the fourth quarter 2010, Praxair decided to sell the U.S. homecare portion of its North American healthcare business. Accordingly, the net assets of the business were written-down to fair value representing the Company’s best estimate of the cash proceeds that will be realized upon eventual sale or other disposition of the net assets of the business. This resulted in a pre-tax charge to earnings of $58 million during the fourth quarter 2010 (see Note 2). The estimated fair value was not significant to the Company’s consolidated financial position. In February 2011, the company announced that it had entered into a definitive agreement for sale of the U.S. homecare business to Apria Healthcare Group Inc. The sale was finalized in March 2011.

The above fair value measurements were based on internal assessments of the best information available about the local real estate and business market conditions that would be indicative of what the assets could be sold for and are considered to be Level 3 measurements.

NOTE 14. EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS

Praxair, Inc. Shareholders’ Equity

At December 31, 2011 and 2010, there were 800,000,000 shares of common stock authorized (par value $0.01 per share) of which 382,854,272 shares were issued and 298,530,017 were outstanding at December 31, 2011 (382,623,071 shares were issued and 303,996,570 were outstanding at December 31, 2010).

At December 31, 2011 and 2010, there were 25,000,000 shares of preferred stock (par value $0.01 per share) authorized, of which no shares were issued and outstanding. Praxair’s board of directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

Redeemable Noncontrolling Interests

Noncontrolling interests with redemption features, such as put/sell options, that are not solely within the Company’s control (“redeemable noncontrolling interests”) are reported separately in the consolidated balance sheets at the greater of carrying value or redemption value. For redeemable noncontrolling interests that are not yet exercisable, Praxair calculates the redemption value by accreting the carrying value to the redemption value over the period until exercisable. If the redemption value is greater than the carrying value, any increase is adjusted directly to retained earnings and does not impact net income.

During October 2011, Praxair acquired a controlling interest in Yara Praxair, a joint venture in Scandinavia that was previously accounted for as an equity investment (see Note 3). As part of the transaction, the noncontrolling shareholder obtained the right to sell its shares to Praxair starting in 2015 for a period of 4 years at a formula price. Praxair also obtained the right to purchase the shares held by the noncontrolling shareholder starting in 2017 for a period of 2 years, also at a formula price. Accordingly, the noncontrolling interests related to Yara Praxair have been recorded in the consolidated balance sheets as redeemable noncontrolling interests. Additionally, previously existing noncontrolling interests totaling $65 million were also reclassified to conform to the current year presentation.

The following is a summary of redeemable noncontrolling interests for the year ended December 31, 2011:

(Millions of dollars)
Balance, January 1, 2011	$—
Reclassifications from noncontrolling interests (as of October 1, 2011)	65
Yara Praxair transaction	119
Net income	2
Redemption value adjustment/accretion	35
Foreign currency translation and other	(1)

Balance, December 31, 2011	$220

NOTE 15. SHARE-BASED COMPENSATION

Share-based compensation expense totaling $62 million, $47 million, and $39 million was recognized in 2011, 2010 and 2009, respectively. The related income tax benefit recognized was $19 million, $14 million and $12 million in 2011, 2010 and 2009, respectively. The share-based compensation expense was primarily recorded in selling, general and administrative expenses and no share-based compensation expense was capitalized.

Beginning in 2009, the company changed the composition of its long-term incentives awarded to employees. The company increased the amount of restricted and performance-based stock and decreased the amount of stock options granted to employees.

Summary of Plans

Effective April 28, 2009, the board of directors and shareholders of the company adopted the 2009 Praxair, Inc. Long-Term Incentive Plan (the 2009 Plan), which replaced the 2002 Praxair, Inc. Long-Term Incentive Plan (the 2002 Plan). Equity awards are no longer granted under the 2002 Plan. The 2009 Plan provides for similar equity awards and limitations as the 2002 Plan. The 2009 Plan provides for the granting of stock options and stock appreciation rights, restricted stock and restricted stock units, performance-based stock units and other equity awards. Under the 2009 Plan, the initial aggregate number of shares available for option and other equity grants is 12,000,000 shares, of which up to 4,000,000 shares may be granted as either restricted stock, restricted stock units or performance-based stock units. The 2009 Plan also provides calendar year per-participant limits on grants of stock options and stock appreciation rights, restricted stock and restricted stock units, and performance-based stock units. As of December 31, 2011, 8,155,701 shares remained available for equity grants under this Plan. Both officer and non-officer employees are eligible for awards under the 2009 Plan.

In 2005, the board of directors and shareholders of the company adopted the 2005 Equity Compensation Plan for Non-Employee Directors of Praxair, Inc. (the 2005 Plan) which replaced the 1995 Stock Option Plan for Non-Employee Directors. Under the 2005 Plan, the aggregate number of shares available for option and other equity grants is limited to a total of 500,000 shares. As of December 31, 2011, 295,192 shares remained available for equity grants under the 2005 Plan. All non-employee directors of the company are eligible for grants under the 2005 Plan.

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

The weighted-average fair value of options granted during 2011 was $17.70 per option ($12.57 in 2010 and $8.08 in 2009) based on the Black-Scholes Options-Pricing model. The following weighted-average assumptions were used for grants in 2011, 2010 and 2009:

Year Ended December 31,	2011	2010	2009
Dividend yield	2.0%	2.4%	2.6%
Volatility	22.3%	20.8%	18.7%
Risk-free interest rate	2.2%	2.5%	1.9%
Expected term years	5	5	5

The following table summarizes option activity under the plans for 2011 (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

Activity	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2011	15,895	$58.68
Granted	1,655	97.82
Exercised	(3,629)	49.20
Cancelled or expired	(381)	82.93

Outstanding at December 31, 2011	13,540	$65.30	5.7	$563

Exercisable at December 31, 2011	10,361	$59.61	4.8	$490

The aggregate intrinsic value represents the difference between the company’s closing stock price of $106.90 as of December 31, 2011 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during 2011 was $191 million ($182 million and $99 million for 2010 and 2009, respectively).

Cash received from option exercises under all share-based payment arrangements for 2011 was $179 million. The cash tax benefit realized from stock option exercises totaled $55 million for 2011, of which $53 million in excess tax benefits was classified as financing cash flows.

As of December 31, 2011, $23 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.0 year.

Performance-Based and Restricted Stock Awards

In 2011, the company granted performance-based stock awards under the 2009 Plans to senior level executives with a target payout of 306,206 shares that vest principally based on the third anniversary of their date of grant. The actual number of shares issued in settlement of a vested award can range from zero to 150 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three-year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s common stock on the date of the grant and the estimated performance that will be achieved. Compensation expense will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved.

There were 110,719 restricted stock units granted to employees during 2011. In addition, the company had previously granted restricted stock to certain key employees that vest after a designated service period ranging from two to ten years. The restricted stock earns quarterly dividends that also vest after the designated service period and are payable in additional shares. Compensation expense related to the restricted stock units and restricted stock is recognized on a straight-line basis over the vesting period.

The weighted-average fair value of performance-based stock units granted during 2011 was $92.06 per unit ($70.99 in 2010 and $56.46 in 2009). The weighted-average fair value of restricted stock units granted during 2011 was $92.39 per unit ($72.24 in 2010 and $56.75 in 2009). This is based on the closing market price of the company’s common stock on the grant date adjusted for dividends that will not be paid during the vesting period.

The following table summarizes non-vested performance-based and restricted stock award activity as of December 31, 2011 and changes during the period then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
Performance-Based and Restricted Stock Activity	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2011	674	$62.80	300	$65.14
Granted	306	92.06	111	92.39
Vested	—	—	(61)	60.08
Cancelled	(18)	78.27	(10)	72.41

Non-vested at December 31, 2011	962	$71.58	340	$75.51

As of December 31, 2011, based on current estimates of future performance, $30 million of unrecognized compensation cost related to performance-based awards is expected to be recognized through the first quarter of 2013 and $12 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized on a straight-line basis through the first quarter of 2017.

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

Multi-employer Pension Plans

In the United States Praxair participates in seven multi-employer defined benefit pension plans (MEP) pursuant to the terms of collective bargaining agreements covering approximately 200 union-represented employees. The collective bargaining agreements expire on different dates through 2015. In connection with such agreements, the Company is required to make periodic contributions to the MEPs in accordance with the terms of the respective collective bargaining agreements. Praxair’s participation in these plans is not significant either at the plan level or in the aggregate. Praxair’s contributions to these plans were $1 million in 2011, 2010 and 2009 (the cost is not included in the tables that follow). For all MEPs Praxair’s contributions were significantly less than 1% of the total contributions to each plan for 2010 and 2009. Total 2011 contributions were not yet available from the MEPs.

Praxair has obtained the most recently available Pension Protection Act (PPA) zone status letters from the Trustees of the MEPs. The PPA classifies MEPs as either Red, Yellow or Green zone plans. Among other factors, plans in the Red zone are generally less than 65 percent funded; plans in the Yellow zone are generally 65 to 80 percent funded; and plans in the Green zone are generally at least 80 percent funded. According to the most current data available, three of the MEPs that the Company participates are in a Red zone status; one is in a Yellow zone status; and three are in a Green zone status. As of December 31, 2011, the four Red and Yellow Zone plans have pending or have implemented financial improvement or rehabilitation plans. Praxair does not currently anticipate significant future obligations due to the funding status of these plans. If Praxair determined it was probable that it would withdraw from an MEP, the Company would record a liability for its portion of the MEP’s unfunded pension obligations, as calculated at that time. Historically, such withdrawal payments have not been significant.

Defined Contribution Plans

Praxair’s U.S. packaged gases business has a defined contribution plan. Company contributions to this plan are calculated as a percentage of salary based on age plus service. U.S. employees may contribute up to 40% of their compensation, subject to the maximum allowable by IRS regulations. Certain international subsidiaries of the company also sponsor defined contribution plans where contributions are determined under various formulas. The cost for these defined contribution plans was $17 million in 2011 and 2010, and $15 million in 2009 (the cost is not included in the tables that follow).

U.S. employees other than those in the packaged gases business are eligible to participate in the Praxair defined contribution savings plan. Employees may contribute up to 40% of their compensation, subject to the maximum allowable by IRS regulations. Company contributions to this plan are calculated on a graduated scale based on employee contributions to the plan. The cost for this plan was $17 million in 2011 and $15 million in 2010 and 2009 (the cost is not included in the tables that follow).

Each of these two U.S. defined contribution plans includes a non-leveraged employee stock ownership plan (ESOP) which covers all employees participating in these plans. The collective number of shares of Praxair common stock in the two ESOPs totaled 3,821,031 at December 31, 2011.

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

Praxair uses a measurement date of December 31 for its pension and other post-retirement benefit plans.

Pension and Postretirement Benefit Costs

The components of net pension and postretirement benefits other than pensions (OPEB) costs for 2011, 2010 and 2009 are shown below:

(Millions of dollars) Year Ended December 31,	Pensions			OPEB
	2011	2010	2009	2011	2010	2009
Service cost	$44	$41	$39	$4	$6	$6
Interest cost	120	122	120	14	16	16
Expected return on plan assets	(147)	(142)	(137)	—	—	—
Net amortization and deferral	43	33	17	(6)	(2)	(2)

Net periodic benefit cost before pension	$60	$54	$39	$12	$20	$20
settlement charge
Pension settlement charge	6	3	4	—	—	—

Net periodic benefit cost	$66	$57	$43	$12	$20	$20

Funded Status

The changes in benefit obligation and plan assets for Praxair’s pension and OPEB programs, including reconciliation of the funded status of the plans to amounts recorded in the consolidated balance sheet, as of December 31, 2011 And 2010 are shown below:

(Millions of dollars) Year Ended December 31,	Pensions
	2011		2010		OPEB
	U.S.	INTL	U.S.	INTL	2011	2010
Change in Benefit Obligation (PBO)
Benefit obligation January 1	$1,501	$597	$1,385	$560	$225	$263
Service cost	31	13	28	13	4	6
Interest cost	80	40	80	42	14	16
Participant contributions	—	—	—	—	8	8
Plan amendment	—	(2)	—	—	(3)	(26)
Actuarial loss (gain)	183	28	82	16	11	(18)
Benefits paid	(74)	(53)	(74)	(44)	(28)	(27)
Acquisition/ divestiture	—	29	—	—	—	—
Foreign currency translation	—	(28)	—	10	(5)	3

Benefit obligation, December 31	$1,721	$624	$1,501	$597	$226	$225

Accumulated benefit obligation (ABO)	$1,625	$590	$1,428	$565

Change in Plan Assets
Fair value of plan assets, January 1	$1,147	$504	$958	$465	$—	$—
Actual return on plan assets	(18)	30	145	45	—	—
Company contributions	75	19	107	17	—	—
Benefits paid from plan assets	(66)	(46)	(63)	(36)	—	—
Acquisition/ divestiture	—	19	—	—	—	—
Foreign currency translation	—	(22)	—	13	—	—

Fair value of plan assets, December 31	$1,138	$504	$1,147	$504	$—	$—

Funded Status, End of Year	$(583)	$(120)	$(354)	$(93)	$(226)	$(225)

Recorded in the Balance Sheet
Other long-term assets	$—	$14	$—	$49	$—	$—
Other current liabilities	(14)	(5)	(9)	(5)	(19)	(19)
Other long-term liabilities	(569)	(129)	(345)	(137)	(207)	(206)

Net amount recognized, December 31	$(583)	$(120)	$(354)	$(93)	$(226)	$(225)

Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actuarial loss (gain)	$891	$159	$624	$128	$3	$(8)
Prior service cost (credit)	(2)	27	(2)	34	(16)	(19)
Deferred tax benefit (Note 5)	(339)	(45)	(237)	(37)	6	11

Amount recognized in accumulated other comprehensive income (loss) (Note 7)	$550	$141	$385	$125	$(7)	$(16)

The changes in plan assets and benefit obligations recognized in other comprehensive income in 2011 and 2010 are as follows:

	Pensions		OPEB
(Millions of dollars)	2011	2010	2011	2010
Current year net actuarial loss (gain)*	$348	$48	$11	$(19)
Amortization of net actuarial loss	(42)	(31)	1	—
Plan amendment	(2)	—	(3)	(26)
Amortization of prior service costs	(1)	(2)	6	2
Pension Settlements	(6)	(3)	—	—
Foreign currency translation and other	(6)	4	(1)	—

Total recognized in other comprehensive income	$291	$16	$14	$(43)

*	The pension net actuarial loss in 2011 and 2010 relates primarily to lower discount rates. The OPEB net actuarial loss in 2011 relates primarily to lower discount rates, and the 2010 net actuarial gain relates to a plan change in the United States partially offset by lower discount rates.

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during 2012 are as follows:

(Millions of dollars)	Pension	OPEB
Net actuarial loss (gain)	$68	$(1)
Prior service cost (credit)	2	(6)

	$70	$(7)

The following table provides information for pension plans where the accumulated benefit obligation exceeds the fair value of the plan assets:

(Millions of dollars) Year Ended December 31,	Pensions
	2011		2010
	U.S.	INTL	U.S.	INTL
Obligation in Excess of Plan Assets
Projected benefit obligation (PBO)	$1,721	$345	$1,501	$380
Accumulated benefit obligation (ABO)	$1,625	$338	$1,428	$370
Fair value of plan assets	$1,138	$215	$1,147	$243

Assumptions

The assumptions used to determine the benefit obligations are as of the respective balance sheet date and the assumptions used to determine the net benefit cost are at the previous year-end, as shown below:

	Pensions
	U.S.		INTL		OPEB
	2011	2010	2011	2010	2011	2010
Weighted average assumptions used to determine benefit obligations at December 31,
Discount rate	4.70%	5.40%	7.00%	7.40%	5.70%	6.40%
Rate of increase in compensation levels	3.25%	3.25%	3.90%	3.90%	N/A	N/A
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	5.40%	5.90%	7.40%	7.70%	6.40%	6.60%
Rate of increase in compensation levels	3.25%	3.50%	3.90%	3.90%	N/A	N/A
Expected long-term rate of return on plan assets *	8.25%	8.25%	8.60%	8.60%	N/A	N/A

*	For 2012, the expected long-term rate of return on plan assets will be 8.25% for the U.S. plans. Expected weighted average returns for international plans will vary. These rates are determined annually by management based on a weighted average of current and historical market trends, historical and expected portfolio performance and the current and expected portfolio mix of investments.

	OPEB
Assumed healthcare cost trend rates	2011	2010
Healthcare cost trend assumed	9.00%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2016

These healthcare-cost trend rate assumptions have an impact on the amounts reported. However, cost caps limit the impact on the net OPEB benefit cost in the U.S. To illustrate the effect, a one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage Point
(Millions of dollars)	Increase	Decrease
Effect on the total of service and interest cost components of net OPEB benefit cost	$1	$(1)
Effect on OPEB benefit obligation	$5	$(4)

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

Praxair’s U.S. and international pension plans’ weighted-average asset allocations at December 31, 2011 and 2010, and the target asset allocation range for 2011, by major asset category are as follows:

	U.S.			INTL
Asset Category	Target	2011	2010	Target		2011	2010
Equity Securities	60%-80%	63%	65%	30	%-50%	36%	37%
Fixed income securities	20%-40%	37%	35%	40	%-60%	54%	56%
Other	—	—	—	0	%-10%	10%	7%

The following table summarizes pension assets measured at fair value by asset category at December 31, 2011 and 2010 (see Note 13 for definition of the levels):

	Fair Value Measurements Using
	Level 1		Level 2		Level 3 *		Total
(Millions of dollars)	2011	2010	2011	2010	2011	2010	2011	2010
Cash and cash equivalents	$2	$6	$—	$—	$—	$—	$2	$6
Equity securities:
U.S. equities	330	385	—	—	—	—	330	385
International equities	63	73	—	—	—	—	63	73
Mutual funds	278	302	—	—	—	—	278	302
Pooled funds	—	—	224	172	—	—	224	172
Fixed income securities:
U.S. government bonds	54	31	—	—	—	—	54	31
International government bonds	159	169	—	—	—	—	159	169
Mutual funds	245	214	—	—	—	—	245	214
Corporate bonds	—	—	152	151	—	—	152	151
Pooled funds	—	—	86	111	—	—	86	111
Other:
Insurance contracts	—	—	—	—	49	33	49	33
Private equity	—	—	—	—	—	4	—	4

Fair value of plan assets, December 31,	$1,131	$1,180	$462	$434	$49	$37	$1,642	$1,651

*	The following table summarizes changes in fair value of the pension plan assets classified as level 3 for the periods ended December 31, 2011 and 2010:

(Millions of dollars)	Insurance Contracts	Private Equity	Total
Balance, December 31, 2009	$37	$3	$40
Gain or losses for the period	1	1	2
Net settlements	(5)	—	(5)

Balance, December 31, 2010	33	4	37
Gain or losses for the period	6	—	6
Acquisitions	19	—	19
Net settlements	(9)	(4)	(13)

Balance, December 31, 2011	$49	$—	$49

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

Contributions

Pension contributions were $94 million in 2011, $124 million in 2010 and $128 million in 2009. Estimates of 2012 contributions are in the range of $120 million. A $100 million contribution was made in January 2012 to the primary U.S. pension plan.

Estimated Future Benefit Payments

The following table presents estimated future benefit payments, net of participants contributions:

(Millions of dollars)	Pensions
Year Ended December 31,	U.S.	INTL	OPEB
2012	89	36	20
2013	90	36	19
2014	94	37	19
2015	98	37	19
2016	102	38	18
2017 – 2021	580	206	82

The impact to Praxair’s retirement plans in the U.S. related to the Patient Protection and Affordable Care Act signed into law on March 23, 2010 was insignificant.

NOTE 17. COMMITMENTS AND CONTINGENCIES

The company accrues non income-tax liabilities for contingencies when management believes that a loss is probable and the amounts can be reasonably estimated, while contingent gains are recognized only when realized. In the event any losses are sustained in excess of accruals, they will be charged against income at that time. Attorney fees are recorded as incurred. Commitments represent obligations, such as those for future purchases of goods or services, that are not yet recorded on the company’s balance sheet as liabilities. The company records liabilities for commitments when incurred (i.e., when the goods or services are received).

Contingent Liabilities

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

During May 2009, the Brazilian government published Law 11941/2009 instituting a new voluntary amnesty program (“Refis Program”) which allowed Brazilian companies to settle certain federal tax disputes at reduced amounts. During the 2009 third quarter, Praxair decided that it was economically beneficial to settle many of its outstanding federal tax disputes and these disputes were enrolled in the Refis Program and settled (see Note 2). The final settlement related to the Refis Program is subject to final calculation and review by the Brazilian federal government and, although the timing is very difficult to estimate, the company currently anticipates this review will conclude during the next year. Any differences from amounts recorded will be adjusted to income at that time.

After enrollment in the amnesty programs, at December 31, 2011 the most significant remaining claims relate to state VAT tax matters associated with procedural issues and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $194 million. Praxair has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

•

On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines on all five companies. Originally, CADE imposed a civil fine of R$2.2 billion Brazilian reais (US$1.2 billion) against White Martins, the Brazil-based subsidiary of Praxair, Inc. In response to a motion for clarification, the fine was reduced to R$1.7 billion Brazilian reais (US$900 million) due to a calculation error made by CADE. On September 2, 2010, Praxair issued a press release and filed a report on Form 8-K rejecting all claims and stating that the fine represents a gross and arbitrary disregard of Brazilian law.

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

•

From 2003 to 2011, Praxair and several other co-defendants were the subject of welding fume litigation in which thousands of welders alleged personal injury caused by manganese contained in welding fumes. As a result of a vigorous defense, as of December 31, 2011, Praxair was defending only 245 individual claims, a 98% decline in claimants since 2005. In January 2012, Praxair and the other co-defendants in this litigation entered into a Resolution Agreement (“Agreement”) that will, subject to certain conditions, resolve all remaining cases against Praxair. Accordingly, in the 2011 fourth quarter, Praxair recorded an amount less than $1 million as a liability for its estimated payment obligation under the Agreement.

Contingent Asset

Praxair’s Brazilian-based subsidiary, White Martins, has a long-standing claim against a Brazilian power company, Bandeirante Energia SA, related to electricity tariffs billed to White Martins during the period 1986 through 2011. This matter has been in litigation in the Brazilian courts since 2001. Over this time, White Martins has been successful in the litigation and, in 2011 the courts released a R$55 million (US$ 29 million) cash deposit to White Martins, subject to completion of an appeal process. Praxair will not recognize any gain related to this release until the appeal process has been concluded. Although it is not possible to predict the timing of resolution of this matter, it is possible that it could be resolved, or partially resolved, in the near future.

Commitments and Contractual Obligations

The following table sets forth Praxair’s material commitments and contractual obligations as of December 31, 2011, excluding leases, tax liabilities for uncertain tax positions, long-term debt, other post retirement and pension obligations which are summarized elsewhere in the financial statements (see Notes 4, 7, 11, and 16):

(Millions of dollars) Expiring through December 31,	Unconditional Purchase Obligations	Construction Commitments	Guarantees and Other
2012	$566	$1,226	$76
2013	434	296	—
2014	384	—	—
2015	333	—	9
2016	327	—	—
Thereafter	942	—	10

	$2,986	$1,522	$95

Unconditional purchase obligations of $ 2,986 million represent contractual commitments under various long- and short-term, take-or-pay arrangements with suppliers and are not included on Praxair’s balance sheet. These obligations are primarily minimum purchase commitments for helium, electricity, natural gas and feedstock used to produce atmospheric and process gases. During 2011, payments under these contracts totaled $1,162 million, including $677 million for electricity and $237 million for natural gas. A significant portion of these obligations is passed on to customers through similar take-or-pay or other contractual arrangements. Purchase obligations which are not passed along to customers through such contractual arrangements are subject to market conditions, but do not represent a material risk to Praxair.

Construction commitments of $1,522 million represent outstanding commitments to complete authorized construction projects as of December 31, 2011. A significant portion of Praxair’s capital spending is related to the construction of new production facilities to satisfy customer commitments which may take a year or more to complete.

Guarantees and other of $95 million include $79 million related to Praxair’s contingent obligations under guarantees of certain debt of unconsolidated affiliates and $16 million of various guarantees relating to outstanding receivables and repurchase agreements. Unconsolidated equity investees had total debt of approximately $397 million at December 31, 2011, which was non-recourse to Praxair with the exception of the guaranteed portions described above. Praxair has no significant financing arrangements with closely-held related parties.

At December 31, 2011, Praxair had undrawn outstanding letters of credit, bank guarantees and surety bonds valued at approximately $1,730 million from financial institutions, including $601 million relating to the CADE anti-trust litigation in Brazil. These related primarily to customer contract performance guarantees (including plant construction in connection with certain on-site contracts), self-insurance claims and other commercial and governmental requirements, including foreign litigation matters.

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

Praxair evaluates the performance of its reportable segments based primarily on operating profit, excluding inter-company royalties and special items. Accordingly, for 2011, segment operating profit excludes $1 million net loss associated with the acquisition and cost reduction program; 2010 excludes the impact of the U.S. Homecare divestiture and Venezuela currency devaluation totaling $85 million; 2009 excludes the impact of Brazil tax amnesty program and other charges of $306 million (see Note 2). Sales are determined based on the country in which the legal subsidiary is domiciled. Corporate and globally managed expenses, and research and development costs relating to Praxair’s global industrial gases business, are allocated to operating segments based on sales.

The table below presents information about reportable segments for the years ended December 31, 2011, 2010 and 2009.

(Millions of dollars)	2011	2010	2009
Sales (a)
North America	$5,531	$5,111	$4,626
Europe	1,448	1,334	1,283
South America	2,308	1,970	1,645
Asia	1,317	1,133	885
Surface Technologies	648	568	517

	$11,252	$10,116	$8,956

Operating Profit
North America	$1,372	$1,196	$1,044
Europe	260	267	268
South America	530	454	350
Asia	205	166	138
Surface Technologies	102	84	81

Segment operating profit	2,469	2,167	1,881
Cost reduction program and other charges (Note 2)	(1)	(85)	(306)

Total operating profit	$2,468	$2,082	$1,575

Total Assets (b)
North America	$7,402	$7,154	$6,902
Europe	2,728	2,262	2,312
South America	3,194	3,234	2,854
Asia	2,366	1,965	1,595
Surface Technologies	666	659	654

	$16,356	$15,274	$14,317

Depreciation and Amortization
North America	$495	$467	$441
Europe	141	124	124
South America	197	174	144
Asia	126	118	100
Surface Technologies	44	42	37

	$1,003	$925	$846

Capital Expenditures and Acquisitions
North America (Note 3)	$880	$636	$759
Europe (Note 3)	339	282	145
South America	396	306	222
Asia	431	275	211
Surface Technologies (Note 3)	45	37	146

	$2,091	$1,536	$1,483

Sales by Major Country
United States	$4,206	$3,973	$3,649
Brazil	1,931	1,639	1,327
Other – foreign	5,115	4,504	3,980

	$11,252	$10,116	$8,956

Long-lived Assets by Major Country(c)
United States	$3,646	$3,446	$3,360
Brazil	1,584	1,620	1,432
Other – foreign	4,901	4,466	4,198

	$10,131	$9,532	$8,990

(a)	Sales reflect external sales only. Intersegment Sales, primarily from North America to other segments, were not significant.

(b)	Includes equity investments as of December 31 as follows:

(Millions of dollars)	2011	2010	2009
North America	$49	$52	$57
Europe *	183	298	300
Asia *	291	214	78

	$523	$564	$435

*	The 2011 decrease for Europe relates to the consolidation of Yara Praxair effective October 2011. The 2011 and 2010 increases for Asia relate to investments in the ROC Group (see Note 3).

(c)	Long-lived assets include property, plant and equipment – net.

NOTE 19. QUARTERLY DATA (UNAUDITED)

(Dollar amounts in millions, except per share data)

2011	1Q	2Q	3Q	4Q (a)	YEAR (a)
Sales	$2,702	$2,858	$2,896	$2,796	$11,252
Cost of sales, exclusive of depreciation and amortization	$1,536	$1,640	$1,684	$1,598	$6,458
Depreciation and amortization	$244	$254	$256	$249	$1,003
Operating profit	$591	$627	$632	$618	$2,468
Net income – Praxair, Inc.	$398	$425	$429	$420	$1,672

Basic Per Share Data
Net income	$1.31	$1.40	$1.42	$1.40	$5.53
Weighted average shares (000’s)	304,071	303,709	301,594	299,575	302,237

Diluted Per Share Data
Net income	$1.29	$1.38	$1.40	$1.38	$5.45
Weighted average shares (000’s)	308,595	308,253	305,623	303,700	306,722

2010	1Q (a)	2Q	3Q	4Q (a)	YEAR (a)
Sales	$2,428	$2,527	$2,538	$2,623	$10,116
Cost of sales, exclusive of depreciation and amortization	$1,381	$1,437	$1,444	$1,492	$5,754
Depreciation and amortization	$228	$230	$227	$240	$925
Operating profit	$479	$547	$551	$505	$2,082
Net income – Praxair, Inc.	$314	$371	$377	$133	$1,195

Basic Per Share Data
Net income	$1.02	$1.21	$1.22	$0.43	$3.90
Weighted average shares (000’s)	306,793	306,826	307,127	306,133	306,720

Diluted Per Share Data
Net income	$1.01	$1.19	$1.21	$0.43	$3.84
Weighted average shares (000’s)	311,159	311,109	311,608	310,733	311,395

(a)	2011 and 2010 include the impact of the following benefits/(charges) (see Note 2):

(Millions of dollars)	Operating Profit/ (Loss)	Net Income/ (Loss)
Net gain on acquisition – Q4	$39	$37
Cost reduction program – Q4	(40)	(31)

Year 2011	$(1)	$6
Venezuela currency devaluation – Q1	$(27)	$(26)
Spanish income tax settlement – Q4	—	(250)
U.S. homecare divestiture – Q4	(58)	(40)
Repatriation tax benefit – Q4	—	35

Year 2010	$(85)	$(281)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Praxair’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, Praxair conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (often referred to as COSO). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2011.

Praxair’s evaluation of internal control over financial reporting as of December 31, 2011 did not include the internal control over financial reporting related to Texas Welders Supply Company, Yara Praxair Holding AS, and American Gas Group because they were acquired by Praxair in business purchase combinations consummated during 2011. Total assets and sales for these acquisitions represent 3% and 0.5%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011 (See Note 3 to the consolidated financial statements in Item 8).

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued their opinion on the company’s internal control over financial reporting as of December 31, 2011 as stated in their report in Item 8.

Changes in Internal Control over Financial Reporting

There were no changes in Praxair’s internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, Praxair’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information required by this item is incorporated herein by reference to the sections captioned “The Board of Directors”, “Executive Officers” and “Corporate Governance And Board Practices-Section 16(a) Beneficial Ownership Reporting Compliance” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2012.

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

Information required by this item is incorporated herein by reference to the sections captioned “Executive Compensation” and “Director Compensation” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plans Information – The table below provides information as of December 31, 2011 about company stock that may be issued upon the exercise of options, warrants and rights granted to employees or members of Praxair’s Board of Directors under present and former equity compensation plans, including plans approved by shareholders and one plan which has not been approved by shareholders, the 1996 Praxair, Inc. Performance Incentive Plan (the 1996 Plan). The equity compensation plan not approved by shareholders was terminated in March 2001 and directors and officers of the company were not eligible to participate in that plan. Shareholder approval of that plan was not required under applicable NYSE rules. The 1996 Plan provided for granting nonqualified or incentive stock options, stock grants, performance awards and other stock related incentives for key employees. The exercise price under the 1996 Plan was equal to the closing price of Praxair’s common stock on the date of grant. Options that were granted under this plan became exercisable after one or more years after the date of grant and the option term was no more than ten years.

EQUITY COMPENSATION PLANS TABLE

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	14,840,162	(1)	$59.58	8,450,893
Equity compensation plans not approved by shareholders	—		—	—

Total	14,840,162		$59.58	8,450,893

(1)	This amount includes 339,259 restricted shares and 961,736 performance shares. Up to an additional 480,868 performance shares could be issued if performance goals are achieved at the maximum specified targets. See Note 15 to the consolidated financial statements.

Certain information required by this item regarding the beneficial ownership of the Company’s common stock is incorporated herein by reference to the section captioned “Share Ownership” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated herein by reference to the sections captioned “Corporate Governance And Board Practices – Review, Approval or Ratification of Transactions with Related Persons,” “Corporate Governance And Board Practices – Certain Relationships and Transactions,” and “Corporate Governance And Board Practices – Director Independence” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated herein by reference to the section captioned “The Independent Auditor” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2012.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	The company’s 2011 Consolidated Financial Statements and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules – All financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits – The exhibits filed as part of this Annual Report on Form 10-K are listed in the accompanying index.

SIGNATURES

Praxair, Inc. and Subsidiaries

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAXAIR, INC.
(Registrant)
Date: February 29, 2012	By:	/s/ ELIZABETH T. HIRSCH
Elizabeth T. Hirsch Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 29, 2012.

/s/ STEPHEN F. ANGEL	/s/ JAMES S. SAWYER	/s/ NANCE K. DICCIANI
Stephen F. Angel Chairman, President, Chief Executive Officer and Director	James S. Sawyer Executive Vice President and Chief Financial Officer	Nance K. Dicciani Director

/s/ EDWARD G. GALANTE Edward G. Galante Director	/s/ CLAIRE W. GARGALLI Claire W. Gargalli Director	/s/ IRA D. HALL Ira D. Hall Director

/s/ RAYMOND W. LEBOEUF Raymond W. LeBoeuf Director	/s/ LARRY D. MCVAY Larry D. McVay Director	/s/ WAYNE T. SMITH Wayne T. Smith Director

/s/ OSCAR DE PAULA BERNARDES Oscar de Paula Bernardes Director	/s/ ROBERT L. WOOD Robert L. Wood Director

INDEX TO EXHIBITS

Praxair, Inc. and Subsidiaries

Exhibit No.	Description

3.01	Restated Certificate of Incorporation of Praxair, Inc. as filed with the Secretary of State of the State of Delaware on May 6, 2008 (Filed as Exhibit 3.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, Filing No. 1-11037, and incorporated herein by reference).

3.02	Amended and Restated By-Laws of Praxair, Inc. (Filed as Exhibit 3.02 to the Company’s Current Report on Form 8-K dated December 12, 2007, Filing No. 1-11037, and incorporated herein by reference).

3.03	Certificate of Designations for the 7.48% Cumulative Preferred Stock, Series A (Filed on February 13, 1997 as Exhibit 3.3 to Amendment #1 to the Company’s Registration Statement on Form S-3, Registration No. 333-18141).

3.04	Certificate of Designations for the 6.75% Cumulative Preferred Stock, Series B (Filed on February 13, 1997 as Exhibit 3.4 to Amendment #1 to the Company’s Registration Statement on Form S-3, Registration No. 333-18141).

4.01	Common Stock Certificate (Filed as Exhibit 4.01 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

4.02	Indenture, dated as of July 15, 1992, between Praxair, Inc. and U.S. Bank National Association, as the ultimate successor trustee to Bank of America, Illinois, (formerly Continental Bank, National Association (Filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated March 19, 2007, Filing No. 1-11037, and incorporated herein by reference).

4.03	Copies of the agreements relating to long-term debt which are not required to be filed as exhibits to this Annual Report on Form 10-K will be furnished to the Securities and Exchange Commission upon request.

4.04	Series A Preferred Stock Certificate (Filed on February 7, 1997 as Exhibit 4.3 to Amendment #1 to the Company’s Registration Statement on Form S-3, Registration No. 333-18141).

4.05	Series B Preferred Stock Certificate (Filed on February 7, 1997 as Exhibit 4.4 to Amendment #1 to the Company’s Registration Statement on Form S-3, Registration No. 333-18141).

*10.01	Amended and Restated 2002 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.01 to the Company’s 2003 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.01a	Amendment, dated as of October 24, 2006, to the Amended and Restated 2002 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.01a to the Company’s 2006 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.01b	Amendment, dated as of January 23, 2007, to the Amended and Restated 2002 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.01b to the Company’s 2006 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.01c	Form of Standard Option Award under the 2002 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.01c to the Company’s 2007 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.01d	Form of Transferable Option Award under the 2002 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.01d to the Company’s 2007 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

Exhibit No.	Description

*10.01e	Form of Performance Share Award under the 2002 Praxair, Inc. Long Term Incentive Plan effective for 2007-2008 (Filed as Exhibit 10.01e to the Company’s 2006 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.01f	Form of Performance Share Award under the 2002 Praxair, Inc. Long Term Incentive Plan effective for 2009 (Filed as Exhibit 10.01f to the Company’s 2008 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.02	Form of Executive Severance Compensation Agreement effective January 1, 2009 (Filed as Exhibit 10.02 to the Company’s 2008 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.02a	Form of Executive Severance Compensation Agreement effective January 1, 2010_ (Filed as Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Filing No. 1-11037, and incorporated herein by reference).

*10.03	2002 Praxair, Inc. Variable Compensation Plan amended and restated effective January 1, 2008 (Filed as Exhibit 10.03 to the Company’s 2008 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.04	Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Filed as Exhibit 10.04 to the Company’s 2003 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.04a	First Amendment, dated as of October 24, 2006, to the Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Filed as Exhibit 10.04a to the Company’s 2006 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.04b	2005 Equity Compensation Plan for Non-Employee Directors of Praxair, Inc. amended and restated effective January 26, 2010 (Filed as Exhibit 10.04b to the Company’s 2009 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.04c	Form of Option Award under the 2005 Equity Compensation Plan for Non-Employee Directors of Praxair, Inc (Filed as Exhibit 10.04a to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, Filing No. 1-11037, and incorporated herein by reference).

*10.05a	Praxair, Inc. Supplemental Retirement Income Plan A effective January 1, 2008 (Filed as Exhibit 10.05a to the Company’s 2008 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.05b	First amendment to the Praxair, Inc. Supplemental Retirement Income Plan A effective January 1, 2010 (Filed as Exhibit 10.05b to the Company’s 2009 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.05c	Praxair, Inc. Supplemental Retirement Income Plan B amended and restated effective December 31, 2007 (Filed as Exhibit 10.05b to the Company’s 2008 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.05d	First amendment to the Praxair, Inc. Supplemental Retirement Income Plan B effective January 1, 2010 (Filed as Exhibit 10.05d to the Company’s 2009 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.05e	Praxair, Inc. Equalization Benefit Plan amended and restated effective December 31, 2007 (Filed as Exhibit 10.05c to the Company’s 2008 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.05f	First amendment to the Praxair, Inc. Equalization Benefit Plan amended and restated effective January 1, 2010 (Filed as Exhibit 10.05f to the Company’s 2009 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

Exhibit No.	Description

*10.06	Praxair, Inc. Director’s Fees Deferral Plan amended and restated effective January 26, 2010 (Filed as Exhibit 10.06 to the Company’s 2009 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.07	Praxair Compensation Deferral Program amended and restated as of January 1, 2005 (Filed as Exhibit 10.07 to the Company’s 2008 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.08	Transfer Agreement dated January 1, 1989, between Union Carbide Corporation and the registrant (Filed as Exhibit 10.06 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.08a	Amendment No. 1 dated as of December 31, 1989, to the Transfer Agreement (Filed as Exhibit 10.07 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.08b	Amendment No. 2 dated as of July 2, 1990, to the Transfer Agreement (Filed as Exhibit 10.08 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.08c	Amendment No. 3 dated as of January 2, 1991, to the Transfer Agreement (Filed as Exhibit 10.09 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.09	Transfer Agreement dated January 1, 1989, between Union Carbide Corporation and Union Carbide Coatings Service Corporation (Filed as Exhibit 10.14 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.09a	Amendment No. 1 dated as of December 31, 1989, to the Transfer Agreement (Filed as Exhibit 10.15 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.09b	Amendment No. 2 dated as of July 2, 1990, to the Transfer Agreement (Filed as Exhibit 10.16 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.10	Additional Provisions Agreement dated as of June 4, 1992 (Filed as Exhibit 10.21 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.11	Amended and Restated Realignment Indemnification Agreement dated as of June 4, 1992 (Filed as Exhibit 10.23 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.12	Environmental Management, Services and Liabilities Allocation Agreement dated as of January 1, 1990 (Filed as Exhibit 10.13 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.12a	Amendment No. 1 to the Environmental Management, Services and Liabilities Allocation Agreement dated as of June 4, 1992 (Filed as Exhibit 10.22 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.13	Danbury Lease-Related Services Agreement dated as of June 4, 1992 (Filed as Exhibit 10.24 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.13a	First Amendment to Danbury Lease-Related Services Agreement (Filed as Exhibit 10.13a to the Company’s 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

Exhibit No.	Description

10.14	Danbury Lease Agreements, as amended (Filed as Exhibit 10.26 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.14a	Second Amendment to Linde Data Center Lease (Danbury) (Filed as Exhibit 10.14a to the Company’s 1993 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.14b	Fourth Amendment to Carbide Center Lease (Filed as Exhibit 10.14b to the Company’s 1993 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.14c	Third Amendment to Linde Data Center Lease (Filed as Exhibit 10.14c to the Company’s 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.14d	Fifth Amendment to Carbide Center Lease (Filed as Exhibit 10.14d to the Company’s 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.14e	Sixth Amendment to Carbide Center Lease (Filed as Exhibit 10.14e to the Company’s 2004 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.15	Employee Benefits Agreement dated as of June 4, 1992 (Filed as Exhibit 10.25 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.15a	First Amendatory Agreement to the Employee Benefits Agreement (Filed as Exhibit 10.15a to the Company’s 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.16	Tax Disaffiliation Agreement dated as of June 4, 1992 (Filed as Exhibit 10.20 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.17	$1.75 Billion Credit Agreement dated as of July 26, 2011 among Praxair, Inc. and the Eligible Subsidiaries Referred to therein, the Lenders Listed therein, and Bank of America, N.A., as Administrative Agent, Citibank, N.A. and HSBC Bank USA, N.A., as Syndication Agents, (Filed as Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, Filing No. 1-11037, and incorporated herein by reference).

10.18	€450 Million Facility Agreement dated as of November 29, 2004 among Praxair Euroholding, S. L., an indirect wholly-owned subsidiary of the Company, as Borrower, Praxair, Inc., as Guarantor, The Lenders Party Thereto, Citigroup Global Markets, Inc., as Syndication Agent and ABN AMRO Bank N. V., as Administrative Agent and Documentation Agent (Filed as Exhibit 10.18 to the Company’s 2004 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.18a	Amendment No. 1 to €450 Million Facility Agreement (Filed as Exhibit 10.18a to the Company’s Current Report on Form 8-K dated March 1, 2005, Filing No. 1-11037, and incorporated herein by reference).

*10.19	Praxair, Inc. Plan for Determining Performance-Based Awards Under Section 162(m) (included as Appendix 3 to the Company’s definitive proxy statement for its 2011 annual meeting of shareholders filed on March 16, 2011 and incorporated herein by reference).

*10.20	Service Credit Arrangement for Stephen F. Angel dated May 23, 2007 was filed as Exhibit 10.20 to the Company’s Form 8-K filed on May 24, 2007 and is incorporated herein by reference.

*10.21	2009 Praxair, Inc. Long Term Incentive Plan as amended on April 27, 2010 and January 25, 2011 was filed as Exhibit 10.21 to the Company’s 2010 Annual Report on Form 10-K Filing No. 1-11037, and incorporated herein by reference.

*10.22	Form of Standard Option Award under the 2009 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.22 to the Company’s 2009 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

Exhibit No.	Description

*10.23	Form of Transferable Option Award under the 2009 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.23 to the Company’s 2009 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.24	Form of Restricted Stock Unit Award under the 2009 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.24 to the Company’s 2009 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.25	Form of Performance Share Unit Award under the 2009 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.25 to the Company’s 2009 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.26	Letter of Clarification of Certain Pension Benefits dated October 26, 2010 between the Company and James T. Breedlove (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, Filing No. 1-11037, and incorporated herein by reference).

10.27	Form of Standard Underwriting Agreement Provisions was filed as Exhibit 1.1 to the Company’s Form S-3 filed on November 9, 2009, and is incorporated herein by reference.

10.28	Terms Agreement dated January 11, 2010 among the Company, Citigroup Global Markets, Inc., HSBC Securities (USA) Inc., RBS Securities Inc and other underwriters for the issuance and sale of $500,000,000 2.125% Notes due 2013, filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated January 14, 2010, Filing No. 1-11037, and incorporated herein by reference.

10.29	Terms Agreement dated March 1, 2011 among the Company, Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and HSBC Securities (USA) Inc. as representatives of the underwriters named therein for the issuance and sale of $500,000,000 4.05% Notes due 2021, was filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated March 4, 2011, Filing No. 1-11037, and incorporated herein by reference.

10.30	Terms Agreement dated August 31, 2011 among Credit Suisse Securities (USA) LLC, RBS Securities Inc., Mitsubishi UFJ Securities (USA), Inc. and Wells Fargo Securities, LLC as representatives of the underwriters named therein for the issuance and sale of $500,000,000 3.000% Notes due 2021, was filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated September 6, 2011, Filing No. 1-11037, and incorporated herein by reference.

10.31	Terms Agreement dated February 1, 2012 among the Company, Citigroup Global Markets Inc., HSBC Securities (USA) Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the underwriters named therein for the issuance and sale of $600,000,000 2.450% Notes due 2022, was filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated February 6, 2012, Filing No. 1-11037, and incorporated herein by reference.

12.01	Computation of Ratio of Earnings to Fixed Charges.

21.01	Subsidiaries of Praxair, Inc.

23.01	Consent of Independent Registered Public Accounting Firm.

31.01	Rule 13a-14(a) Certification

31.02	Rule 13a-14(a) Certification

32.01	Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act).

Exhibit No.	Description

32.02	Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act).

101.INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

Copies of exhibits incorporated by reference can be obtained from the SEC and are located in SEC File No. 1-11037.

*	Indicates a management contract or compensatory plan or arrangement.