Form 10-Q
period 2012-03-31
PRAXAIR INC
filed 2012-04-25
CIK 884905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

At March 31, 2012, 298,689,341 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions of dollars, except per share data)

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
SALES	$2,840	$2,702
Cost of sales, exclusive of depreciation and amortization	1,616	1,536
Selling, general and administrative	335	308
Depreciation and amortization	252	244
Research and development	24	22
Other income (expense) - net	14	(1)

OPERATING PROFIT	627	591
Interest expense - net	37	35

INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	590	556
Income taxes	165	156

INCOME BEFORE EQUITY INVESTMENTS	425	400
Income from equity investments	7	9

NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	432	409
Less: noncontrolling interests	(13)	(11)

NET INCOME - PRAXAIR, INC.	$419	$398

PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS

Basic earnings per share	$1.40	$1.31

Diluted earnings per share	$1.38	$1.29

Cash dividends per share	$0.55	$0.50

WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	299,077	304,071
Diluted shares outstanding	302,876	308,595

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Millions of dollars)

(UNAUDITED)

	Quarter Ended March 31,
	2012	2011

NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$432	$409

OTHER COMPREHENSIVE INCOME (Net of Tax)
Translation adjustments (Note 12)	272	230
Derivative instruments (Note 4)	1	1
Funded status - retirement obligations (Note 9)	7	3

COMPREHENSIVE INCOME (INCLUDING NONCONTROLLING INTERESTS)	712	643
Less: noncontrolling interests	(19)	(21)

COMPREHENSIVE INCOME - PRAXAIR, INC.	$693	$622

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in millions)

(UNAUDITED)

	March 31, 2012	December 31, 2011

ASSETS

Cash and cash equivalents	$107	$90
Accounts receivable - net	1,934	1,795
Inventories	482	456
Prepaid and other current assets	239	266

TOTAL CURRENT ASSETS	2,762	2,607
Property, plant and equipment (less accumulated depreciation of $10,855 in 2012 and $10,497 in 2011)	10,523	10,131
Goodwill	2,413	2,372
Other intangible assets - net	165	167
Other long-term assets	1,124	1,079

TOTAL ASSETS	$16,987	$16,356

LIABILITIES AND EQUITY

Accounts payable	$919	$896
Short-term debt	256	337
Current portion of long-term debt	180	387
Other current liabilities	799	915

TOTAL CURRENT LIABILITIES	2,154	2,535

Long-term debt	6,420	5,838
Other long-term liabilities	1,914	1,966

TOTAL LIABILITIES	10,488	10,339

Commitments and contingencies (Note 10)
Redeemable noncontrolling interests (Note 12)	232	220

Praxair, Inc. Shareholders’ Equity:
Common stock $0.01 par value, authorized - 800,000,000 shares, issued 2012 - 382,911,932 shares and 2011 - 382,854,272 shares	4	4
Additional paid-in capital	3,808	3,809
Retained earnings	8,762	8,510
Accumulated other comprehensive income (loss)	(1,472)	(1,746)
Treasury stock, at cost (2012 - 84,222,591 shares and 2011 - 84,324,255 shares)	(5,162)	(5,089)

Total Praxair, Inc. Shareholders’ Equity	5,940	5,488
Noncontrolling interests	327	309

TOTAL EQUITY	6,267	5,797

TOTAL LIABILITIES AND EQUITY	$16,987	$16,356

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of dollars)

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

OPERATIONS
Net income - Praxair, Inc.	$419	$398
Noncontrolling interests	13	11

Net income (including noncontrolling interests)	432	409

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	252	244
Deferred income taxes	69	34
Share-based compensation	17	14
Accounts receivable	(143)	(178)
Inventory	(31)	(17)
Prepaid and other current assets	4	(4)
Payables and accruals	(95)	(143)
Pension contributions	(106)	(8)
Long-term assets, liabilities and other	3	8

Net cash provided by operating activities	402	359

INVESTING
Capital expenditures	(483)	(334)
Acquisitions, net of cash acquired	(12)	—
Divestitures and asset sales	64	30

Net cash used for investing activities	(431)	(304)

FINANCING
Short-term debt borrowings (repayments) - net	(88)	(46)
Long-term debt borrowings	596	506
Long-term debt repayments	(230)	(197)
Issuances of common stock	73	77
Purchases of common stock	(175)	(215)
Cash dividends - Praxair, Inc. shareholders	(164)	(152)
Excess tax benefit on share-based compensation	32	18
Noncontrolling interest transactions and other	—	(1)

Net cash (used for) provided by financing activities	44	(10)

Effect of exchange rate changes on cash and cash equivalents	2	2

Change in cash and cash equivalents	17	47
Cash and cash equivalents, beginning-of-period	90	39

Cash and cash equivalents, end-of-period	$107	$86

The accompanying notes are an integral part of these financial statements.

INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Notes to Condensed Consolidated Financial Statements - Praxair, Inc. and Subsidiaries (Unaudited)

PRAXAIR, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Summary of Significant Accounting Policies

Presentation of Condensed Consolidated Financial Statements - In the opinion of Praxair, Inc. (Praxair) management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented and such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements of Praxair, Inc. and subsidiaries in Praxair’s 2011 Annual Report on Form 10-K. There have been no material changes to the company’s significant accounting policies during 2012.

Accounting Standards Implemented in 2012

The following standards were effective for Praxair in 2012 and their adoption did not have a significant impact on the condensed consolidated financial statements:

•

Testing for Goodwill Impairment - In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. This guidance provides companies with the option to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. Praxair will apply the updated guidance during its next annual goodwill review in the second quarter of 2012.

•

Other Comprehensive Income - In June 2011, the FASB issued (and subsequently amended in December 2011) a revised standard regarding the presentation of other comprehensive income. Praxair has elected a two-statement approach. Refer to the Condensed Consolidated Statements of Comprehensive Income following the Consolidated Statements of Income.

•

Expanded Disclosures for Fair Value Measurements - In May 2011, the FASB issued additional guidance expanding the disclosures for Fair Value Measurements, particularly Level 3 inputs. Refer to Note 5 for the additional guidance, as applicable.

Accounting Standards to be Implemented

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

2. Supplemental Information

Inventories

The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	March 31, 2012	December 31, 2011

Inventories
Raw materials and supplies	$168	$153
Work in process	70	58
Finished goods	244	245

Total inventories	$482	$456

Financing receivables

The financing of receivables is not a normal practice for the company. The net financing receivables balances at March 31, 2012 and December 31, 2011 are $56 million and $53 million, respectively, and are included within the other long-term assets of the condensed consolidated balance sheets. The balances at both March 31, 2012 and December 31, 2011 are net of reserves of $64 million. The balance in both periods relates primarily to government receivables in Brazil and other long-term notes receivable from customers, the majority of which are fully reserved. Collectability is reviewed regularly and uncollectible amounts are written-off as appropriate. The fluctuation within this account was due primarily to foreign currency movements.

3. Debt

The following is a summary of Praxair’s outstanding debt at March 31, 2012 and December 31, 2011:

(Millions of dollars)	March 31, 2012	December 31, 2011

SHORT-TERM
Commercial paper and U.S. bank borrowings	$180	$159
Other bank borrowings (primarily international)	76	178

Total short-term debt	256	337

LONG-TERM
U.S. borrowings
6.375% Notes due 2012 (b, d, e)	500	501
1.75% Notes due 2012 (a, b, d)	403	405
3.95% Notes due 2013	350	350
2.125% Notes due 2013(a, b)	511	513
4.375% Notes due 2014(a)	299	299
5.25% Notes due 2014	400	400
4.625% Notes due 2015	500	500
3.25% Notes due 2015(a, b)	430	434
5.375% Notes due 2016	400	400
5.20% Notes due 2017	325	325
4.50% Notes due 2019(a)	597	597
3.00% Notes due 2021(a)	498	498
4.05% Notes due 2021(a)	496	496
2.45% Notes due 2022(a, c)	598	—
Other	6	6

International bank borrowings	276	490
Obligations under capital leases	11	11

	6,600	6,225
Less: current portion of long-term debt	(180)	(387)

Total long-term debt	6,420	5,838

Total debt	$6,856	$6,562

(a)	Amounts are net of unamortized discounts.
(b)	March 31, 2012 and December 31, 2011 include a $45 million and $54 million fair value increase, respectively, related to hedge accounting. See Note 4 for additional information.
(c)	In February 2012, Praxair issued $600 million of 2.45% notes due 2022. The proceeds were used for general corporate purposes.
(d)	Classified as long-term because of the Company’s intent to refinance this debt on a long-term basis and the availability of such financing under the terms of existing agreement.
(e)	In April 2012, Praxair repaid $500 million of 6.375% notes that were due and increased other borrowings.

4. Financial Instruments

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

The following table is a summary of the notional amount and fair value of derivatives outstanding at March 31, 2012 and December 31, 2011:

			Fair Value
	Notional Amounts		Assets		Liabilities
(Millions of dollars)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011

Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$1,873	$1,541	$1	$2	$1	$2
Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted purchases (a)	$35	$59	$—	$—	$—	$2
Interest rate contracts:
Interest rate swaps (b)	400	400	31	35	—	—

Total	$435	$459	$31	$35	$—	$2

Total Derivatives	$2,308	$2,000	$32	$37	$1	$4

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.
(b)	Assets are recorded in long term assets.

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

Anticipated Net Income

Historically Praxair has entered into anticipated net income hedge contracts consisting of foreign currency options and forwards related primarily to anticipated net income in Brazil, Europe and Canada. Although such derivatives were outstanding during the respective quarters, there were no anticipated net income hedges outstanding as of March 31, 2012 and December 31, 2011. Over the term of the contracts, the fair value adjustments from net-income hedging contracts are largely offset by the impacts on reported net income resulting from the currency translation process. The accounting rules pertaining to derivatives and hedging do not allow hedges of anticipated net income to be designated as hedging instruments.

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

Interest Rate Contracts

Outstanding Interest Rate Swaps

At March 31, 2012, Praxair had an interest-rate swap agreement outstanding related to the $400 million 3.25% fixed-rate notes that mature in 2015 which effectively convert fixed-rate interest to variable-rate interest. This swap agreement was designated as a fair value hedge with the resulting fair value adjustments recognized in earnings along with an equally offsetting charge / benefit to earnings for the changes in the fair value of the underlying debt instrument. At March 31, 2012, $31 million was recognized as an increase in the fair value of this note ($35 million at December 31, 2011).

Terminated Interest Rate Swaps

The following table summarizes information related to terminated interest rate swap contracts:

			Amount of Gain Recognized in Earnings (a)		Unrecognized Gain (a)
(Millions of Dollars)	Year Terminated	Original Gain	March 31, 2012	March 31, 2011	March 31, 2012	December 31, 2011

Interest Rate Swaps
Underlying debt instrument (b):
$500 million 2.125% fixed-rate notes that mature in 2013	2011	$18	$2	$—	$11	$13

$400 million 1.75% fixed-rate notes that mature in 2012	2010	13	2	1	3	5

$500 million 6.375% fixed-rate notes that mature in 2012	2002	47	1	1	—	1

Total		$78	$5	$2	$14	$19

(a)	The unrecognized gain for terminated interest rate swaps is shown as an increase to long-term debt and will be recognized on a straight line basis to interest expense - net over the term of the underlying debt agreements. Upon settlement of the underlying interest rate contract, the cash received is reflected within the Noncontrolling interest transactions and other in the financing section of the consolidated statement of cash flows.
(b)	The notional amounts of the interest rate contracts are equal to the underlying debt instruments.

Terminated Treasury Rate Locks

The following table summarizes the unrecognized gains (losses) related to terminated treasury rate lock contracts:

	Year Terminated	Original Gain / (Loss)	Unrecognized Gain / (Loss) (a)
(Millions of Dollars)			March 31, 2012	December 31, 2011

Treasury Rate Locks
Underlying debt instrument:

$500 million 3.000% fixed-rate notes that mature in 2021 (b)	2011	$(11)	$(11)	$(11)

$600 million 4.50% fixed-rate notes that mature in 2019 (b)	2009	16	12	12

$500 million 4.625% fixed-rate notes that mature in 2015 (b)	2008	(7)	(3)	(3)

Total - pre-tax			$(2)	$(2)
Less: income taxes			1	1

After- tax amounts			$(1)	$(1)

(a)	The unrecognized gains / (losses) for the treasury rate locks are shown in accumulated other comprehensive income (“AOCI”) and will be recognized on a straight line basis to interest expense – net over the term of the underlying debt agreements. Upon settlement of the treasury rate lock contracts, the cash received or paid is reflected within the noncontrolling interest transactions and other in the financing section of the consolidated statement of cash flows. Refer to the table below summarizing the impact of the company’s consolidated statements of income and AOCI for current period gain (loss) recognition.
(b)	The notional amount of the treasury rate lock contracts are equal to the underlying debt instrument with the exception of the treasury rate lock contract entered into to hedge the $600 million 4.50% fixed-rate notes that mature in 2019. The notional amount of this contract was $500 million.

The following table summarizes the impacts of the company’s derivatives on the condensed consolidated statements of income and AOCI:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (a)
(Millions of dollars)	Quarter Ended March 31,
	2012	2011
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$37	$(6)
Other balance sheet items	(2)	3
Anticipated net income	(4)	(4)

Total	$31	$(7)

	Amount of Gain (Loss) Recognized in AOCI (b)		Amount of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Income (c)		Net Change in AOCI
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
(millions of dollars)

Derivatives Designated as Hedging Instruments

Currency contracts:

Forecasted purchases (b)	$2	$—	$—	$—	$2	$—
Less: income taxes	(1)	—	—	—	(1)	—

Total - Net of Taxes	$1	$—	$—	$—	$1	$—

(a)	The gains (losses) on balance sheet items are offset by gains (losses) recorded on the underlying hedged assets and liabilities. The gains (losses) for the derivatives and the underlying hedged assets and liabilities related to debt items are recorded in the consolidated statements of income as interest expense-net. Other balance sheet items and anticipated net income gains (losses) are recorded in the consolidated statements of income as other income (expenses)-net.
(b)	The gains (losses) on forecasted purchase and treasury rate locks are recorded as a component of AOCI within derivative instruments in the consolidated statements of equity. There was no ineffectiveness for these instruments during 2012 or 2011.
(c)	The gains (losses) on forecasted purchases are reclassified to the depreciation and amortization expense on a straight-line basis consistent with the useful life of the underlying asset. The gains (losses) for interest rate contracts are reclassified to earnings as interest expense –net on a straight-line basis over the remaining maturity of the underlying debt. Net gains (losses) of $1 million are expected to be reclassified to earning during the next twelve months.

5. Fair Value Disclosures

The fair value hierarchy prioritizes the input to valuation techniques used to measure fair value into three broad levels as follows:

Level 1	–	quoted prices in active markets for identical assets or liabilities

Level 2	–	quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3	–	inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Assets
Derivative assets	—	—	$32	$37	—	—

Liabilities
Derivative liabilities	—	—	$1	$4	—	—

The fair values of the derivative assets and liabilities are based on market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third-party pricing services, brokers and market transactions.

The fair values of cash and cash equivalents, short-term debt, accounts receivable-net, and accounts payable approximate carrying amounts because of the short maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues, which is deemed a level 2 measurement. At March 31, 2012, the estimated fair value of Praxair’s long-term debt portfolio was $7,025 million versus a carrying value of $6,600 million. At December 31, 2011, the estimated fair value of Praxair’s long-term debt portfolio was $6,692 million versus a carrying value of $6,225 million. Differences from carrying amounts are attributable to interest-rate changes subsequent to when the debt was issued.

Assets measured at Fair Value on a Non-Recurring Basis

Certain assets are valued at fair value on a non-recurring basis. As a result of various business restructuring actions during the current quarter, the company reduced the value of certain assets in Brazil, Colombia and Chile to estimated fair value which resulted in a $21 million pre-tax charge to other income (expense) – net in the South America segment.

6. Earnings Per Share – Praxair, Inc. Shareholders

Basic earnings per share is computed by dividing Net Income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended March 31,
	2012	2011
Numerator (Millions of dollars)
Net income - Praxair, Inc.	$419	$398

Denominator (Thousands of shares)
Weighted average shares outstanding	298,512	303,449
Shares earned and issuable under compensation plans	565	622

Weighted average shares used in basic earnings per share	299,077	304,071
Effect of dilutive securities
Stock options and awards	3,799	4,524

Weighted average shares used in diluted earnings per share	302,876	308,595

Basic Earnings Per Share	$1.40	$1.31
Diluted Earnings Per Share	$1.38	$1.29

Stock options of 1,626,080 and 1,630,690 were antidilutive and therefore excluded in the computation of diluted earnings per share for the quarters ended March 31, 2012 and 2011, respectively.

7. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2012 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total

Balance, December 31, 2011	$1,375	$215	$618	$24	$140	$2,372
Acquisitions	—	—	1	—	—	1
Purchase adjustments & other	(5)	—	—	—	—	(5)
Foreign currency translation	14	7	21	1	2	45

Balance, March 31, 2012	$1,384	$222	$640	$25	$142	$2,413

Impairment tests have been performed annually during the second quarter of each year since the initial adoption of the goodwill accounting standard in 2002, and no impairments were indicated. We determined that the fair value of each of our reporting units is substantially in excess of its carrying value and, there were no indicators of impairment through March 31, 2012.

Changes in the carrying amounts of other intangibles for the three months ended March 31, 2012 were as follows:

(Millions of dollars)	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total

Cost:
Balance, December 31, 2011	$208	$37	$27	$272
Additions	3	—	—	3
Foreign currency translation	4	—	1	5
Other	3	(4)	(3)	(4)

Balance, March 31, 2012	$218	$33	$25	$276

Less: Accumulated amortization
Balance, December 31, 2011	$(75)	$(20)	$(10)	$(105)
Amortization expense	(4)	(2)	—	(6)
Foreign currency translation	(3)	—	—	(3)
Other	(1)	4	—	3

Balance, March 31, 2012	$(83)	$(18)	$(10)	$(111)

Net balance at March 31, 2012	$135	$15	$15	$165

There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible asset is approximately 12 years.

Total estimated annual amortization expense is as follows:

(Millions of dollars)

Remaining 2012	$18
2013	22
2014	20
2015	20
2016	18
Thereafter	67

$165

8. Share-Based Compensation

Share-based compensation of $17 million ($11 million after tax) and $14 million ($10 million after tax) was recognized during the quarters ended March 31, 2012 and 2011, respectively. The expense was recorded primarily in selling, general and administrative expenses. There was no share-based compensation cost that was capitalized. For further details regarding Praxair’s share-based compensation arrangements and prior year grants, refer to Note 15 to the consolidated financial statements of Praxair’s 2011 Annual Report on Form 10-K.

Stock Options

The weighted-average fair value of options granted during three months ended March 31, 2012 was $17.46 ($17.70 in 2011) based on the Black-Scholes Options-Pricing model. The decrease in grant date fair value year-over-year is attributable to the impact of lower interest rates partially offset by increases in Praxair’s stock price.

The following weighted-average assumptions were used for grants in 2012 and 2011 :

	Quarter Ended March 31,
	2012	2011
Dividend yield	2.0%	2.0%
Volatility	22.5%	22.3%
Risk-free interest rate	0.86%	2.2%
Expected term years	5	5

The following table summarizes option activity under the plans as of March 31, 2012 and changes during the three months period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value

Outstanding at January 1, 2012	13,540	$65.30
Granted	1,635	109.67
Exercised	(1,294)	53.00
Cancelled or Expired	(11)	99.26

Outstanding at March 31, 2012	13,870	71.65	6.0	$596

Exercisable at March 31, 2012	10,722	$63.06	5.1	$553

The aggregate intrinsic value represents the difference between the company’s closing stock price of $114.64 as of March 31, 2012 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during the quarter was $74 million ($69 million during the same time period in 2011).

Cash received from option exercises under all share-based payment arrangements for the quarter was $69 million ($73 million for the same time period in 2011). The cash tax benefit realized from share-based compensation totaled $46 million, of which $32 million in excess tax benefits was classified as financing cash flows for the three months ended March 31, 2012 ($24 million and $18 million for the same period in 2011).

As of March 31, 2012, $44 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.2 years.

Performance-Based and Restricted Stock Awards

During the three months ended March 31, 2012, the company granted performance-based stock units to employees which vest on the third anniversary of their grant date. The actual number of shares issued in settlement of a vested award can range from zero to 150 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three-year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s common stock on the date of the grant and the estimated performance that will be achieved. Compensation expense will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved.

The majority of the restricted stock units vest at the end of or ratably over a three-year service period. Compensation expense related to the restricted stock units is recognized on a straight-line basis over the vesting period.

The weighted-average fair value of performance-based stock units granted during the quarter ended March 31, 2012 was $103.16 ($92.06 for the same periods in 2011). This is based on the closing market price of Praxair’s common stock on the grant date adjusted for dividends that will not be paid during the vesting period.

The following table summarizes non-vested performance-based and restricted stock award activity as of March 31, 2012 and changes during the three months then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value

Non-vested at January 1, 2012	962	$71.58	340	$75.51
Granted (a)	401	103.16	—	—
Vested	(507)	56.30	(87)	61.20
Cancelled	(2)	89.37	(7)	75.82

Non-vested at March 31, 2012	854	$88.86	246	$80.61

(a)	Performance-based stock unit grants during 2012 include 120 thousand shares relating to the actual payout of the 2009 PSU grants. The original grant date fair value of these shares was $56.02, the cost of which was expensed in prior periods.

As of March 31, 2012, based on current estimates of future performance, $51 million of unrecognized compensation cost related to performance-based awards is expected to be recognized through the first quarter of 2015 and $10 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized through the first quarter of 2017.

In April 2012 the company granted 89 thousand restricted stock units to employees at a weighted average grant date fair value of $108.54.

9. Retirement Programs

The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarters ended March 31, 2012 and 2011 are shown below:

	Quarter Ended March 31,
	Pensions		OPEB
(Millions of dollars)	2012	2011	2012	2011

Service cost	$13	$11	$1	$1
Interest cost	31	31	3	4
Expected return on plan assets	(39)	(38)	—	—
Net amortization and deferral	17	11	(1)	(2)

Net periodic benefit cost	$22	$15	$3	$3

Praxair estimates that 2012 contributions to its pension plans will be in the area of $120 million, of which $106 million have been made through March 31, 2012.

In 2011 a number of senior managers retired. These retirees are covered by the U.S. supplemental pension plan which provides for a lump sum benefit payment option. Under certain circumstances, such lump sum payments must be accounted for as a settlement of the related pension obligation, but only when paid. As a result, Praxair anticipates that it will record a pension settlement expense of approximately $7 million in the third quarter 2012 when the payments are made to the retirees.

10. Commitments and Contingencies

Praxair is subject to various lawsuits and government investigations that arise from time to time in the ordinary course of business. These actions are based upon alleged environmental, tax, antitrust and personal injury claims, among others. Praxair has strong defenses in these cases and intends to defend itself vigorously. It is possible that the company may incur losses in connection with some of these actions in excess of accrued liabilities. Management does not anticipate that in the aggregate such losses would have a material adverse effect on the company’s consolidated financial position or liquidity; however, it is possible that the final outcomes could have a significant impact on the company’s reported results of operations in any given period (see Note 17 to the consolidated financial statements of Praxair’s 2011 Annual Report on Form 10-K).

Among such matters are:

•	Claims by the Brazilian taxing authorities against several of the company’s Brazilian subsidiaries relating to non-income and income tax matters.

During May 2009, the Brazilian government published Law 11941/2009 instituting a new voluntary amnesty program (“Refis Program”) which allowed Brazilian companies to settle certain federal tax disputes at reduced amounts. During the 2009 third quarter, Praxair decided that it was economically beneficial to settle many of its outstanding federal tax disputes and these disputes were enrolled in the Refis Program and settled (see Note 2 of Praxair’s 2011 Annual Report on Form 10-K). The final settlement related to the Refis Program is subject to final calculation and review by the Brazilian federal government and, although the timing is very difficult to estimate, the company currently anticipates this review will conclude during the next year. Any differences from amounts recorded will be adjusted to income at that time.

After enrollment in the amnesty programs, at March 31, 2012 the most significant remaining claims relate to state VAT tax matters associated with procedural issues and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $205 million. Praxair has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

•

On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines on all five companies. Originally, CADE imposed a civil fine of R$2.2 billion Brazilian reais (US$1.2 billion) against White Martins, the Brazil-based subsidiary of Praxair, Inc. In response to a motion for clarification, the fine was reduced to R$1.7 billion Brazilian reais (US$935 million) due to a calculation error made by CADE. On September 2, 2010, Praxair issued a press release and filed a report on Form 8-K rejecting all claims and stating that the fine represents a gross and arbitrary disregard of Brazilian law.

On October 19, 2010, White Martins filed an annulment petition (“appeal”) with the Federal Court in Brasilia seeking to have the fine against White Martins entirely overturned. In order to suspend payment of the fine pending the completion of the appeal process, Brazilian law required that the company tender a form of guarantee in the amount of the fine as security. Currently, 50% of the guarantee is satisfied by letters of credit with a financial institution and 50% of the guarantee is satisfied by equity of a Brazilian subsidiary.

Praxair strongly believes that the allegations are without merit and that the fine will be entirely overturned during the appeal process. The company further believes that it has strong defenses and will vigorously defend against the allegations and related fine up to such levels of the Federal Courts in Brazil as may be necessary. Because appeals in Brazil historically take many years to resolve, it is very difficult to estimate when the appeal will be finally decided. Based on management judgments, after considering judgments and opinions of outside counsel, no reserve has been recorded for this proceeding as management does not believe that a loss is probable.

•

From 2003 to 2012, Praxair and several other co-defendants were the subject of welding fume litigation in which thousands of welders alleged personal injury caused by manganese contained in welding fumes. In January 2012, Praxair and the other co-defendants in this litigation entered into a Resolution Agreement (“Agreement”) that will, subject to certain conditions, resolve all remaining cases against Praxair. Accordingly, in the 2011 fourth quarter, Praxair recorded an amount less than $1 million as a liability for its estimated payment obligation under the Agreement.

Contingent Asset-Resolution

Praxair’s Brazilian-based subsidiary, White Martins, had a long-standing claim against a Brazilian power company, Bandeirante Energia SA, which had been successfully litigated, and in 2011 the courts released a cash deposit to White Martins, subject to completion of an appeal process. During the first quarter of 2012, White Martins was notified that the appeal process was favorably concluded, and accordingly, recognized a $24 million gain to other income (expense), net of legal fees and another litigation matter.

11. Segments

Sales and operating profit by segment for the quarters ended March 31, 2012 and 2011 are shown below. For a description of Praxair’s operating segments, refer to Note 18 to the consolidated financial statements of Praxair’s 2011 Annual Report on Form 10-K.

	Quarter Ended March 31,
(Millions of dollars)	2012	2011 (b)

SALES(a)
North America	$1,398	$1,325
Europe	377	345
South America	562	558
Asia	334	317
Surface Technologies	169	157

	$2,840	$2,702

OPERATING PROFIT
North America	$361	$312
Europe	68	68
South America	115	133
Asia	57	53
Surface Technologies	26	25

Total operating profit	$627	$591

(a)	Intersegment sales, primarily from North America to other segments, were not significant for the periods ended March 31, 2012 and 2011.
(b)	During the 2012 first quarter, Praxair changed the measurement of its segment sales and operating profit to be based on the country in which the customer is domiciled instead of where the company’s selling subsidiary is domiciled. The company believes these changes better represent the sales and profitability by geographic segment. These changes primarily relate to helium and specialty gas sales and result in slightly higher sales and operating profit in the Europe and Asia segment with offsetting declines in the North America segment. Prior period amounts have been reclassified to conform to the current year presentation.

12. Equity and Redeemable Noncontrolling Interests

Equity

A summary of the changes in total equity for the quarters ended March 31, 2012 and 2011 is provided below:

(Millions of dollars)
	Quarter Ended March 31,
	2012			2011
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance, beginning of period	$5,488	$309	$5,797	$5,792	$353	$6,145
Net Income (b)	419	8	427	398	11	409
Translation Adjustments	266	6	272	220	10	230

Derivative Instruments, net of $1 million taxes in 2012 and net of less than $1 million 2011	1		1	1		1

Funded Status - retirement obligations, net of $4 million in 2012 and $1 million taxes in 2011	7	—	7	3	—	3

Comprehensive income (loss)	693	14	707	622	21	643
Dividends and other capital changes to noncontrolling interests		4	4		(3)	(3)
Additions (Reductions) to noncontrolling interests (a)		—	—		1	1
Redemption value adjustment to redeemable noncontrolling interests	(4)		(4)

Dividends to Praxair, Inc. common stock holders ($0.55 per share in 2012 and $0.50 per share in 2011)	(164)		(164)	(152)		(152)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	3		3	2		2
For employee savings and incentive plans	58		58	77		77
Purchases of common stock	(182)		(182)	(210)		(210)
Tax benefit from share-based compensation	31		31	20		20
Share-based compensation	17		17	14		14

Balance, end of period	$5,940	$327	$6,267	$6,165	$372	$6,537

(a)	Praxair increased (decreased) its ownership in certain consolidated subsidiaries. The difference between the purchase price and the related noncontrolling interests was recorded as a decrease in Praxair’s additional paid-in-capital.
(b)	In 2012, Net income for noncontrolling interests excludes Net income related to redeemable noncontrolling interests of $5 million, which is not part of total equity (see below). There were no redeemable noncontrolling interests recorded at March 31, 2011.

The components of AOCI are as follows:

(Millions of dollars)	March 31, 2012	December 31, 2011

Cumulative translation adjustments (CTA)	$(785)	$(1,057)
Derivative instruments	(4)	(5)
Funded status - retirement obligations	(677)	(684)

	(1,466)	(1,746)
Less: noncontrolling interests (CTA)	6	—

AOCI - Praxair, Inc.	$(1,472)	$(1,746)

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

The following is a summary of redeemable noncontrolling interests for the quarter ended March 31, 2012:

(Millions of dollars)
Balance, December 31, 2011	$220
Net income	5
Distributions to noncontrolling interest	(2)
Redemption value adjustment/accretion	4
Foreign currency translation and other	5

Balance, March 31, 2012	$232

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results

Praxair’s first-quarter results reflect growth in sales, operating profit, net income and diluted earnings per share (EPS). Reported sales increased 5%, operating profit 6%, and EPS 7%. Underlying growth was mitigated by 2% due to negative currency impacts, as foreign currencies weakened against the US Dollar from the prior-year quarter. Sales grew 8% ex-currency and excluding the impact of lower cost pass-through, primarily due to lower natural gas prices. Underlying sales growth came from new plant start-ups and higher volumes in all geographic segments except Europe, and by higher overall pricing. Acquisitions contributed 2% growth. Underlying sales growth was strongest in North America, driven by strong sales to metals, energy and manufacturing markets. Sales growth continued in South America and Asia from new projects and new applications for industrial gases. In Europe, sales were higher than the prior year due to the increased ownership and consolidation of an industrial gas business in Scandinavia. Excluding this acquisition and negative currency effects, sales in Europe were below prior year due to the weak economic environment, particularly in Southern Europe. Operating profit grew 6% from the prior-year quarter. Higher volumes, higher overall pricing, productivity gains and an increase in other income contributed to the growth in operating profit. By end market, overall sales growth was strongest to energy, metals and manufacturing customers, with lower sales to the electronics market.

The following table provides summary data for the quarters ended March 31, 2012 and 2011:

	Quarter Ended March 31,
(Dollar amounts in millions, except per share data)	2012	2011	Variance
Reported Amounts
Sales	$2,840	$2,702	5%
Cost of sales, exclusive of depreciation and amortization	$1,616	$1,536	5%
Gross margin	$1,224	$1,166	5%
As a percent of sales	43.1%	43.2%
Selling, general and administrative	$335	$308	9%
As a percent of sales	11.8%	11.4%
Depreciation and amortization	$252	$244	3%
Other income (expense) - net	$14	$(1)
Operating profit	$627	$591	6%
As a percent of sales	22.1%	21.9%
Interest expense - net	$37	$35	6%
Effective tax rate	28.0%	28.1%
Income from equity investments	$7	$9	(22)%
Noncontrolling interests	$(13)	$(11)	18%
Net income - Praxair, Inc.	$419	$398	5%
Diluted earnings per share	$1.38	$1.29	7%
Diluted shares outstanding	302,876	308,595	(2)%

The change in consolidated sales and operating profit compared to the prior year is attributable to the following:

	Quarter Ended March 31, 2012 vs. 2011
	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume	4%	7%
Price	2%	10%
Cost pass-through	(1)%	—%
Currency	(2)%	(3)%
Acquisitions/divestitures	2%	2%
Other	—%	(10)%

	5%	6%

The following tables provide sales by end-market and distribution method for the quarters ended:

	March 31,
	% of Sales		% Change Organic Sales*
	2012	2011
Sales by End Markets
Manufacturing	25%	24%	7%
Metals	18%	18%	8%
Energy	11%	11%	17%
Chemicals	10%	10%	3%
Electronics	8%	9%	(6)%
Healthcare	8%	9%	5%
Food & Beverage	6%	6%	3%
Aerospace	3%	3%	9%
Other	11%	10%	5%

	100%	100%

*	Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	March 31,
	% of Sales
	2012	2011
Sales by Distribution Method
On- Site	24%	25%
Packaged Gas	29%	28%
Merchant	31%	31%
Other	16%	16%

	100%	100%

Sales increased $138 million, or 5%, for the first quarter versus 2011. Sales grew 6% from higher volumes and higher overall pricing. Volume growth of 4% reflects higher volumes versus the prior year in all major geographies except Europe. Higher overall pricing increased sales by 2%. Acquisitions increased sales by 2%, primarily due to the increased ownership and consolidation of an industrial gas business in Scandinavia. Weakening foreign currencies relative to the US Dollar reduced sales by 2% as compared to the prior-year quarter, and lower cost pass-through due to low natural gas prices reduced sales by 1%. By customer end-market, organic sales growth to energy, metals, and manufacturing customers was strongest compared with the prior year. A further discussion of sales by segment is included in the segment discussion that follows.

Gross margin in 2012 increased $58 million, or 5%, in line with the sales increase primarily due to higher volumes and price. The gross margin as a percentage of sales was in line with the prior year. Excluding the effect of lower cost pass-through on sales, the gross margin percentage was modestly below the prior-year quarter.

Selling, general and administrative (SG&A) expenses increased $27 million, or 9%, versus the 2011 quarter. The increase was due primarily to increased pension and other benefit costs, incentive compensation and other labor costs associated with increased business activity.

Depreciation and amortization expense increased $8 million, or 3%, for the first quarter versus the 2011 quarter. Excluding currency impacts, depreciation and amortization increased 5% due to new project start-ups and other asset purchases supporting sales growth.

Other income (expense) – net for the 2012 first quarter included, among other items, gains from litigation settlements in South America and a land sale in Korea, partially offset by business restructuring costs in South America.

Operating profit increased $36 million, or 6%, for the first quarter 2012 versus the same period in 2011 and the operating margin was in-line with the prior year. A discussion of operating profit by segment is included in the segment discussion that follows.

Interest expense – net increased $2 million or 6%, for the first quarter versus 2011 primarily due to higher debt levels, incurred primarily to fund capital project expenditures and share repurchases.

The effective tax rate for the first quarter 2012 was 28.0%, consistent with the effective tax rate for the same period in 2011.

Praxair’s significant sources of equity income are in China, Italy and the Middle East. Income from equity investments decreased $2 million as compared to the same period in 2011. This decrease relates to the acquisition of a controlling interest in an industrial gas business in Scandinavia in October 2011, which required consolidation. This decrease was partially offset by higher earnings from affiliates in Italy, the Middle East, and China.

At March 31, 2012, noncontrolling interests consisted primarily of noncontrolling shareholders’ investments in Asia (primarily in China and India), Europe (primarily in Italy and Scandinavia), and North America (primarily within the U.S. packaged gas business). The $2 million increase in noncontrolling interests in the first quarter of 2012 was due to higher earnings of these entities and the consolidation of the Scandinavian industrial gas business.

Net income – Praxair, Inc. for the first quarter 2012 increased $21 million, or 5%, as compared to the net income – Praxair, Inc. for the same period in 2011. The increase was due primarily to higher operating profit partially offset by higher interest and income taxes.

EPS for the first quarter 2012 increased $0.09 per diluted share, or 7%, as compared to 2011. The increase in EPS is attributable to an increase in net income – Praxair, Inc. coupled with a lower number of diluted shares outstanding due to the impact of the company’s net repurchases of common stock.

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows.

	Quarter ended March 31,
(Dollar amounts in millions)	2012	2011 (a)	Variance

SALES
North America	$1,398	$1,325	6%
Europe	377	345	9%
South America	562	558	1%
Asia	334	317	5%
Surface Technologies	169	157	8%

	$2,840	$2,702

OPERATING PROFIT
North America	$361	$312	16%
Europe	68	68	—%
South America	115	133	(14)%
Asia	57	53	8%
Surface Technologies	26	25	4%

Total operating profit	$627	$591

a)	During the 2012 first quarter, Praxair changed the measurement of its segment sales and operating profit. Prior period amounts have been reclassified to conform to the current year classification (See Note 11). These reclassified amounts are reflected in the segment tables below.

North America

	Quarter Ended March 31,
	2012	2011	Variance

Sales	$1,398	$1,325	6%
Cost of sales, exclusive of depreciation and amortization	742	715

Gross margin	656	610
Operating expenses	171	176
Depreciation and amortization	124	122

Operating profit	$361	$312	16%

Margin %	25.8%	23.5%

	2012 vs. 2011
	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume	7%	15%
Price	3%	10%
Cost pass-through	(3)%	—%
Currency	(1)%	(2)%
Acquisitions/divestitures	—%	2%
Other	—%	(9)%

	6%	16%

The following tables provide sales by end-market and distribution method for the quarters ended:

	March 31,
	% of Sales		% Change Organic Sales
	2012	2011
Sales by End Markets
Manufacturing	31%	28%	11%
Metals	14%	14%	10%
Energy	16%	17%	20%
Chemicals	11%	11%	2%
Electronics	5%	6%	(3)%
Healthcare	7%	10%	—%
Food & Beverage	5%	5%	4%
Other	11%	9%	11%

	100%	100%

	March 31,
	% of Sales
	2012	2011
Sales by Distribution Method
On- Site	27%	28%
Packaged Gas	34%	32%
Merchant	32%	32%
Other	7%	8%

	100%	100%

Segment sales increased $73 million, or 6%, in the first quarter versus 2011 driven by 10% growth from higher volumes and pricing. The negative effects of currency and cost pass-through, primarily lower natural gas prices which are contractually passed on to customers, reduced sales by 4%. Volume growth of 7% came from higher packaged gases, on-site and merchant liquid volumes. Overall volumes were above the prior year in the US, Canada, and Mexico. Year-over-year organic sales growth was strongest to the energy, manufacturing and metals end-markets.

Operating profit increased $49 million, or 16%, versus 2011. Higher volumes and higher pricing drove the increase and more than offset inflationary cost increases and the negative impact of currency translation. The divestiture of the US Homecare business contributed 2% to operating profit by reducing net operating expenses. Depreciation increased $2 million as a result of new plant start-ups. The increase in the operating margin to 25.8% in 2012 was primarily driven by higher volumes and pricing, productivity gains and the divestiture of the US Homecare business.

Europe

	Quarter Ended March 31,
	2012	2011	Variance %

Sales	$377	$345	9%
Cost of sales, exclusive of depreciation and amortization	213	199

Gross margin	164	146
Operating expenses	58	45
Depreciation and amortization	38	33

Operating profit	$68	$68	—%

Margin %	18.0%	19.7%

	2012 vs. 2011
	% Change	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume	(2)%	(8)%
Price	1%	3%
Currency	(3)%	(3)%
Acquisitions/divestitures	13%	8%

	9%	—%

The following tables provide sales by end-market and distribution method for the quarters ended:

	March 31,
	% of Sales		% Change
	2012	2011	Organic Sales
Sales by End Markets
Manufacturing	23%	22%	(3)%
Metals	16%	18%	(6)%
Energy	3%	3%	(6)%
Chemicals	17%	18%	(1)%
Electronics	7%	8%	(20)%
Healthcare	12%	12%	9%
Food & Beverage	9%	7%	(7)%
Other	13%	12%	10%

	100%	100%

March 31,
	% of Sales
	2012	2011
Sales by Distribution Method
On- Site	20%	21%
Packaged Gas	42%	41%
Merchant	34%	31%
Other	4%	7%

	100%	100%

Segment sales increased $32 million, or 9%, for the first quarter versus 2011. The increase was due to the acquisition of an increased ownership interest in Yara Praxair Holding AS (Yara Praxair) in October 2011 which required consolidation. This was partially offset by a 3% negative impact from currency as the Euro devalued versus the U.S. Dollar. Excluding these items, underlying sales decreased from lower overall volumes, partially offset by higher pricing. Volumes in Spain, Italy, and Western Europe were below prior year primarily attributable to packaged gases, where customer demand was weaker due to lower industrial economic activity. Higher volumes in Germany versus prior year partially offset this impact. Pricing was slightly higher across the region due to pricing initiatives taken to offset cost increases.

Operating profit of $68 million was comparable to the prior year. Excluding the favorable impact of the Yara Praxair acquisition and the negative currency impact, underlying operating profit decreased 5% versus the 2011 period. Lower volumes decreased operating profit by 8%, partially offset by higher pricing. Operating margins were below the prior-year period. Excluding the impact of currency, depreciation increased $6 million, due primarily to the acquisition of Yara Praxair and the start up of a plant in Germany.

South America

	Quarter Ended March 31,
	2012	2011	Variance

Sales	$562	$558	1%
Cost of sales, exclusive of depreciation and amortization	326	310

Gross margin	236	248
Operating expenses	73	68
Depreciation and amortization	48	47

Operating profit	$115	$133	(14)%

Margin %	20.5%	23.8%

	2012 vs. 2011
	% Change	% Change
	Sales	Operating Profit

Factors Contributing to Changes
Volume	2%	(1)%
Price	3%	14%
Cost pass-through	1%	—%
Currency	(5)%	(6)%
Other	—%	(21)%

	1%	(14)%

The following tables provide sales by end-market and distribution method for the quarters ended:

	March 31
	% of Sales		% Change Organic Sales
	2012	2011
Sales by End Markets
Manufacturing	23%	24%	2%
Metals	27%	27%	11%
Energy	4%	4%	4%
Chemicals	6%	6%	1%
Healthcare	14%	14%	14%
Food & Beverage	11%	12%	10%
Other	15%	13%	(8)%

	100%	100%

	March 31
	% of Sales
	2012	2011
Sales by Distribution Method
On- Site	20%	21%
Packaged Gas	25%	25%
Merchant	38%	39%
Other	17%	15%

	100%	100%

Segment sales increased 1% in the 2012 quarter versus 2011. Underlying sales grew 5% from higher volumes and higher pricing. This growth was offset by negative currency impacts, primarily the weakening of the Brazilian Real against the US Dollar, which reduced sales by 5%. Higher volumes increased sales by 2% and were driven by new on -site production facilities. Volumes to merchant and packaged gas customers were below prior year largely attributable to the lower industrial production rates in Brazil. Higher pricing increased sales by 3% and helped offset cost increases. The cost pass-through impact of 1% relates to the contractual pass through of power costs primarily to on-site customers, with no impact on operating profit. By end-market, year-over-year sales increased to metals, healthcare and food and beverage customers and were relatively flat to manufacturing customers.

Operating profit decreased in the 2012 quarter versus 2011. Currency reduced operating profit by 6%. Excluding currency effects operating profit was 8% below the prior year. Higher pricing increased operating profit which partially offset cost increases primarily related to power, distribution and cost inflation. A lower mix of higher margin merchant liquid volumes contributed to a lower gross margin and reduced operating profit by 1%. Other operating expenses were slightly above prior year. Operating profit for the current quarter included a benefit from litigation settlements, which was largely offset by charges in connection with business restructurings in Brazil, Chile and Colombia.

Asia

	Quarter Ended March 31,
	2012	2011	Variance

Sales	$334	$317	5%
Cost of sales, exclusive of depreciation and amortization	225	209

Gross margin	109	108
Operating expenses	21	24
Depreciation and amortization	31	31

Operating profit	$57	$53	8%

Margin %	17.1%	16.7%

	2012 vs. 2011
	% Change	% Change
	Sales	Operating Profit

Factors Contributing to Changes
Volume	5%	2%
Price	(1)%	(4)%
Cost pass-through	2%	—%
Currency	(1)%	—%
Other	—%	10%

	5%	8%

The following tables provide sales by end-market and distribution method for the quarters ended:

	March 31,
	% of Sales		% Change Organic Sales
	2012	2011
Sales by End Markets
Manufacturing	12%	13%	(3)%
Metals	25%	22%	19%
Chemicals	11%	10%	14%
Electronics	38%	40%	(5)%
Other	14%	15%	4%

	100%	100%

	March 31,
	% of Sales
	2012	2011
Sales by Distribution Method
On- Site	40%	38%
Packaged Gas	13%	15%
Merchant	30%	31%
Other	17%	16%

	100%	100%

Segment sales increased 5% in the 2012 quarter versus 2011 primarily due to volume growth. Volume growth of 5% came primarily from new plant start-ups in China and India which resulted in higher on-site and merchant volumes. Overall volume growth was mitigated by sales to electronics customers which were 5% lower than the prior year, due to lower demand from semiconductor, flat panel display, and solar customers. Lower pricing, primarily to the electronics end-market, reduced sales by 1% from the prior year. By end-market, sales increased to metals and chemicals customers, and decreased to electronics customers. Cost pass-through impact of 2% relates to the contractual pass through of higher precious metals and power costs, with minimal impact on operating profit.

Operating profit grew 8% from the prior-year quarter. Lower price, primarily to electronics customers, decreased operating profit by 4%. Higher volumes contributed 2% to operating profit due to unfavorable product mix from lower sales of higher margin products. Operating profit included a gain from the sale of land to the Korean government in an eminent domain proceeding. This gain was partially offset by inflationary cost increases. Praxair Korea anticipates that it will have an additional gain in 2012 related to the eminent domain proceeding depending on the outcome and timing of continuing government proceedings.

Surface Technologies

	Quarter Ended March 31,
	2012	2011	Variance

Sales	$169	$157	8%
Cost of sales, exclusive of depreciation and amortization	110	103

Gross margin	59	54
Operating expenses	22	18
Depreciation and amortization	11	11

Operating profit	$26	$25	4%

Margin %	15.4%	15.9%

	2012 vs. 2011
	% Change	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume/Price	8%	14%
Cost pass-through	1%	—%
Currency	(1)%	(1)%
Other	—%	(9)%

	8%	4%

The following table provide sales by end-market for the quarters ended:

	March 31,
	% of Sales		% Change Organic Sales
	2012	2011
Sales by End Markets
Manufacturing	14%	15%	5%
Metals	8%	10%	(15)%
Energy	28%	25%	18%
Aerospace	34%	32%	15%
Other	16%	18%	(3)%

	100%	100%

Segment sales increased 8% in the 2012 quarter versus 2011 from higher volumes and pricing. Sales growth came from increased aerospace coatings and increased coatings for energy markets, particularly coatings for parts used in the oil and gas market. Cost pass-through impact of 1% relates to the pass through of precious metal costs, used to make powders used in thermal spray coatings, with no impact on operating profit. Currency decreased sales by 1% due to the weakening of the Euro versus the U.S. Dollar.

Operating profit increased 4% in the 2012 quarter versus 2011. Higher coatings volumes and leverage from improved pricing increased operating profit. These benefits were partially offset by cost increases primarily relating to employee wages and benefit cost, incentive plans expense and general cost inflation.

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

To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percent of YTD 2012 Consolidated Sales (a)	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		March 31,	December 31,
Currency		2012	2011	2012	2011
Brazil real	17%	1.77	1.67	1.82	1.88
Euro	14%	0.76	0.74	0.75	0.77
Canada dollar	9%	1.01	0.99	1.00	1.02
Mexico peso	6%	13.27	12.18	12.77	13.95
China yuan	4%	6.31	6.60	6.29	6.31
Korea won	3%	1,136	1,127	1,137	1,157
India rupee	2%	50.59	45.36	51.28	52.96
Singapore dollar	2%	1.27	1.28	1.26	1.30
Argentina peso	1%	4.34	4.01	4.38	4.30
Colombia peso	1%	1,798	1,877	1,729	1,943
Taiwan dollar	1%	29.88	29.37	29.55	30.30
Thailand bhat	1%	31.02	30.57	30.75	31.54
Venezuela bolivar	<1%	4.30	4.30	4.30	4.30

a)	Certain Surface technologies segment sales are included in European, Indian and Brazilian sales.

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Three Months Ended March 31,
	2012	2011

NET CASH PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
Net income - Praxair, Inc. plus depreciation and amortization	$671	$642
Noncontrolling interests	13	11

Net income plus depreciation and amortization (including noncontrolling interests)	684	653
Adjustments to reconcile net income to net cash provided by operating activities:
Working capital	(265)	(342)
Pension contributions	(106)	(8)
Long-term assets, liabilities and other	89	56

Net cash provided by operating activities	$402	$359

INVESTING ACTIVITIES
Capital expenditures	(483)	(334)
Acquisitions, net of cash acquired	(12)	—
Divestitures and asset sales	64	30

Net cash used for investing activities	$(431)	$(304)

FINANCING ACTIVITIES
Debt increases (reductions) - net	278	263
Issuances (purchases) of common stock - net	(102)	(138)
Cash dividends - Praxair, Inc. shareholders	(164)	(152)
Excess tax benefit on share-based compensation	32	18
Noncontrolling interest transactions and other	—	(1)

Net cash (used for) provided by financing activities	$44	$(10)

Cash Flow from Operations

Cash provided by operations of $402 million for the three months ended March 31, 2012 increased $43 million versus 2011. The increase was primarily due to higher net income – Praxair Inc. plus lower working capital requirements partially offset by a $98 million increase in pension contributions year over year.

Praxair estimates that total 2012 contributions to its pension plans will be in the area of $120 million, of which $106 million have been made through March 31, 2012.

Investing

Net cash used for investing of $431 million for the three months ended March 31, 2012 increased $127 million versus 2011 primarily due to the $149 million increase in capital expenditures related largely to new production plants under contract for customers. Acquisitions of $12 million primarily relate to the acquisition of an industrial gas distributor in Russia and a small packaged gas distributor in North America. Divestitures and asset sales of $64 million include the sale of an electronics business and a land sale in Korea.

Financing

Cash provided by financing activities was $44 million in 2012 versus a use of $10 million in 2011.

In 2012, net debt increases of $278 million funded $102 million of net common stock repurchases and $164 million of cash dividends. Cash dividends of $164 million increased $12 million from the year ago period to $0.55 per share ($0.50 per share for 2011).

At March 31, 2012, Praxair’s total debt outstanding was $6,856 million, an increase of $294 million from December 31, 2011. On February 6, 2012, Praxair issued $600 million of 2.45% notes due 2022. The proceeds were used to reduce short-term debt, fund share repurchases and for general corporate purposes.

In April 2012, Praxair repaid $500 million of 6.375% notes that were due and increased other borrowings.

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

The following are the non-GAAP measures presented in the MD&A:

	Quarter Ended March 31,
(Dollar amounts in millions, except per share data)	2012	2011
Debt-to-capital	51.3%	52.2%*
After-tax return on capital	14.2%	14.4%
Return on equity	29.4%	26.6%

*	As of December 31, 2011

Debt-to-Capital Ratio

The debt-to-capital ratio is a measure used by investors, financial analysts and management to provide a measure of financial leverage and insights into how the company is financing its operations.

	March 31, 2012	December 31, 2011
(Dollar amounts in millions)
Total debt	6,856	6,562

Equity and redeemable noncontrolling interests
Redeemable noncontrolling interests	232	220
Praxair, Inc. shareholders’ equity	5,940	5,488
Noncontrolling interests	327	309

Total equity and redeemable noncontrolling interests	6,499	6,017

Total capital	13,355	12,579

DEBT-TO-CAPITAL RATIO	51.3%	52.2%

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

	Quarter Ended March 31,
	2012	2011
(Dollar amounts in millions)
Operating profit	627	591
Less: income taxes	(165)	(156)
Less: tax benefit on interest expense*	(10)	(10)
Add: equity income	7	9

Net operating profit after-tax (NOPAT)	$459	$434

Beginning capital	$12,579	$11,702
Ending capital	$13,355	$12,375
Average capital	$12,967	$12,039

ROC%	3.5%	3.6%
ROC% (annualized)	14.2%	14.4%

*	Tax benefit on interest expense is computed using the effective rate. The effective tax rate used was 28% for 2012 and 2011.

Return on Praxair, Inc. Shareholders’ Equity (ROE)

Return on Praxair, Inc. shareholders’ equity is a measure used by investors, financial analysts and management to evaluate operating performance from a Praxair shareholder perspective. ROE measures the net income attributable to Praxair, Inc. that the company was able to generate with the money shareholders have invested.

	Quarter Ended March 31,
	2012	2011
(Dollar amounts in millions)
Net income - Praxair, Inc.	$419	$398

Beginning Praxair, Inc. shareholders’ equity	$5,488	$5,792
Ending Praxair, Inc. shareholders’ equity	$5,940	$6,165
Average Praxair, Inc. shareholders’ equity	$5,714	$5,979

ROE%	7.3%	6.7%

ROE% (annualized)	29.4%	26.6%

EBITDA and Debt-to-EBITDA Ratio

These measures are used by investors, financial analysts and management to assess a company’s ability to meet its financial obligations.

	Quarter Ended March 31,
	2012	2011
(Dollar amounts in millions)
Net income - Praxair, Inc.	$419	$398

Add: noncontrolling interests	13	11
Add: interest expense - net	37	35
Add: income taxes	165	156
Add: depreciation and amortization	252	244

EBITDA	$886	$844

Beginning total debt	$6,562	$5,557
Ending total debt	$6,856	$5,838
Average total debt	$6,709	$5,698

DEBT-TO-EBITDA RATIO	7.6	6.8

DEBT-TO-EBITDA RATIO (annualized)	1.9	1.7

New Accounting Standards

Refer to Note 1 of the condensed consolidated financial statements for information regarding new accounting standards.

Outlook

For the second quarter of 2012, diluted earnings per share are expected to be in the range of $1.40 to $1.45.

For the full year of 2012, Praxair expects sales in the range of $11.6 to $11.9 billion. Reported diluted earnings per share are expected to be in the range of $5.75 to $5.90. As of March 31, 2012, full-year capital expenditures are expected to be in the range of $2.1 to $2.4 billion. The effective tax rate is forecasted to remain at about 28%.

At March 31, 2012 Praxair’s backlog of large plants under construction was $2.7 billion. This represents the total estimated capital cost of large plants under construction. The company’s core business is to build, own, and operate industrial gas plants in order to supply atmospheric and process gases to customers. As such, Praxair believes that its backlog is an indicator of future sales growth.

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

Refer to Item 7A. to Part II of Praxair’s 2011 Annual Report on Form 10-K for discussion.

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

Praxair has substantial international operations which are subject to risks including devaluations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest, possible nationalization and/or expropriation of assets, domestic and international tax laws and compliance with governmental regulations. These events could have an adverse effect on the international operations in the future by reducing the demand for its products, decreasing the prices at which it can sell its products, reducing the U.S. dollar value of revenue from international operations or otherwise having an adverse effect on its business. In particular, due to government actions related to business and currency regulations, there is considerable risk associated with operations in Venezuela. At March 31, 2012, Praxair’s sales and net assets in Venezuela were less than 1% of Praxair’s consolidated amounts.

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

Praxair is subject to various environmental and occupational health and safety laws and regulations, including those governing the discharge of pollutants into the air or water, the storage, handling and disposal of chemicals, hazardous substances and wastes, the remediation of contamination, the regulation of greenhouse gas emissions, and other potential climate change initiatives. Violations of these laws could result in substantial penalties, third party claims for property damage or personal injury, or sanctions. The company may also be subject to liability for the investigation and remediation of environmental contamination at properties that it owns or operates and at other properties where Praxair or its predecessors have operated or arranged for the disposal of hazardous wastes. Although management does not believe that any such liabilities will have a material adverse impact on its financial position and results of operations, management cannot provide assurance that such costs will not increase in the future or will not become material. See the section captioned “Management’s Discussion and Analysis – Environmental Matters” in Item 7 of Praxair’s 2011 Annual Report on Form 10-K.

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

Praxair is subject to income and other taxes in both the United States and numerous foreign jurisdictions. The determination of the company’s worldwide provision for income taxes and other tax liabilities requires judgment and is based on diverse legislative and regulatory structures that exist in the various jurisdictions where the company operates. Although management believes its estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in its financial statements and may materially affect the company’s financial results for the period when such determination is made. See Notes 5 and 17 to the consolidated financial statements of Praxair’s 2011 Annual Report on Form 10-K.

Pension Liabilities - Risks related to our pension benefit plans may adversely impact our results of operations and cash flows.

Pension benefits represent significant financial obligations that will be ultimately settled in the future with employees who meet eligibility requirements. Because of the uncertainties involved in estimating the timing and amount of future payments and asset returns, significant estimates are required to calculate pension expense and liabilities related to the company’s plans. The company utilizes the services of independent actuaries, whose models are used to facilitate these calculations. Several key assumptions are used in the actuarial models to calculate pension expense and liability amounts recorded in the consolidated financial statements. In particular, significant changes in actual investment returns on pension assets, discount rates, or legislative or regulatory changes could impact future results of operations and required pension contributions. For information regarding the potential impacts regarding significant assumptions used to estimate pension expense, including discount rates and the expected long-term rates of return on plan assets. See “Critical Accounting Policies - Pension Benefits” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Praxair’s 2011 Annual Report on Form 10-K.

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

Information Technology Systems - The Company may be subject to information technology system failures, network disruptions and breaches in data security.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended)of its common stock during the quarter ended March 31, 2012 is provided below:

	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Program (2) (Millions)
Period
January 2012	501	$107.58	501	$1,450
February 2012	613	$108.16	613	$1,494
March 2012	535	$110.58	535	$1,435

First Quarter 2012	1,649	$108.77	1,649	$1,435

(1)	During the quarter ended March 31, 2012, the Company repurchased shares of its common stocks pursuant to the following two stock repurchase programs previously approved by the Board of Directors: (a) a $1.5 billion repurchase program announced on July 28, 2010 (2010 program), and (b) a $1.5 billion repurchase program announced on January 24, 2012 (2012 program). Repurchases could take place under both of these programs from time to time on the open market (which could include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions. The 2010 and 2012 programs do not have any stated expiration date.
(2)	During the first quarter, the Company completed the purchase of its common stock pursuant to the 2010 program and purchased $65 million of its common stock pursuant to the 2012 program, leaving an additional $1,435 million remaining authorized under the 2012 program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On April 24, 2012, the Board of Directors of the Company approved amendments to the Praxair, Inc. Variable Compensation Plan (the “Plan”) so that the Plan would not terminate on its stated termination date (being the date of the 2012 Annual Meeting of Shareholders) but would instead continue in effect unless terminated by the Board of Directors. The Plan, filed as Exhibit 10.01 to this Form 10-Q, provides the general parameters pursuant to which the Compensation Committee of the Board of Directors sets variable compensation goals and determines variable compensation payouts for executives and other eligible participants of the Company.

Item 6. Exhibits

(a)	Exhibits:

*10.01	Praxair, Inc. Variable Compensation Plan Amended and Restated as of April 24, 2012 is filed here within

12.01	Computation of Ratio of Earnings to Fixed Charges.

31.01	Rule 13a-14(a) Certification

31.02	Rule 13a-14(a) Certification

32.01	Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act).

32.02	Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act).

101.INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Praxair, Inc. and Subsidiaries

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAXAIR, INC.

(Registrant)

Date: April 25, 2012	By: /s/ Elizabeth T. Hirsch

Elizabeth T. Hirsch
Vice President and Controller
(On behalf of the Registrant
and as Chief Accounting Officer)