Form 10-Q
period 2012-06-30
PRAXAIR INC
filed 2012-07-25
CIK 884905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

At June 30, 2012, 298,171,508 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions of dollars, except per share data)

(UNAUDITED)

	Quarter Ended June 30,
	2012	2011
SALES	$2,811	$2,858
Cost of sales, exclusive of depreciation and amortization	1,602	1,640
Selling, general and administrative	310	309
Depreciation and amortization	247	254
Research and development	25	23
Other income (expense) - net	9	(5)

OPERATING PROFIT	636	627
Interest expense - net	33	36

INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	603	591
Income taxes	169	163

INCOME BEFORE EQUITY INVESTMENTS	434	428
Income from equity investments	10	11

NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	444	439
Less: noncontrolling interests	(15)	(14)

NET INCOME - PRAXAIR, INC.	$429	$425

PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS

Basic earnings per share	$1.43	$1.40

Diluted earnings per share	$1.42	$1.38

Cash dividends per share	$0.55	$0.50

WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	298,885	303,709
Diluted shares outstanding	302,492	308,253

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions of dollars, except per share data)

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
SALES	$5,651	$5,560
Cost of sales, exclusive of depreciation and amortization	3,218	3,176
Selling, general and administrative	645	617
Depreciation and amortization	499	498
Research and development	49	45
Other income (expense) - net	23	(6)

OPERATING PROFIT	1,263	1,218
Interest expense - net	70	71

INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	1,193	1,147
Income taxes	334	319

INCOME BEFORE EQUITY INVESTMENTS	859	828
Income from equity investments	17	20

NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	876	848
Less: noncontrolling interests	(28)	(25)

NET INCOME - PRAXAIR, INC.	$848	$823

PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS

Basic earnings per share	$2.84	$2.71

Diluted earnings per share	$2.80	$2.67

Cash dividends per share	$1.10	$1.00

WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	298,981	303,890
Diluted shares outstanding	302,657	308,460

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Millions of dollars)

(UNAUDITED)

	Quarter Ended June 30,
	2012	2011

NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$444	$439

OTHER COMPREHENSIVE INCOME (LOSS) (Net of Tax)
Translation adjustments (Note 12)	(548)	133
Derivative instruments (Note 4)	4	(1)
Funded status - retirement obligations (Note 9)	9	(8)

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	(91)	563
Less: noncontrolling interests	—	(19)

COMPREHENSIVE INCOME (LOSS) - PRAXAIR, INC.	$(91)	$544

	Six Months Ended June 30,
	2012	2011

NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$876	$848

OTHER COMPREHENSIVE INCOME (LOSS) (Net of Tax)
Translation adjustments (Note 12)	(276)	363
Derivative instruments (Note 4)	5	—
Funded status - retirement obligations (Note 9)	16	(5)

COMPREHENSIVE INCOME (INCLUDING NONCONTROLLING INTERESTS)	621	1,206
Less: noncontrolling interests	(19)	(40)

COMPREHENSIVE INCOME - PRAXAIR, INC.	$602	$1,166

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in millions)

(UNAUDITED)

	June 30, 2012	December 31, 2011

ASSETS

Cash and cash equivalents	$104	$90
Accounts receivable - net	1,843	1,795
Inventories	469	456
Prepaid and other current assets	236	266

TOTAL CURRENT ASSETS	2,652	2,607
Property, plant and equipment (less accumulated depreciation of $10,719 in 2012 and $10,497 in 2011)	10,466	10,131
Goodwill	2,353	2,372
Other intangible assets - net	152	167
Other long-term assets	1,065	1,079

TOTAL ASSETS	$16,688	$16,356

LIABILITIES AND EQUITY

Accounts payable	$896	$896
Short-term debt	125	337
Current portion of long-term debt	909	387
Other current liabilities	798	915

TOTAL CURRENT LIABILITIES	2,728	2,535

Long-term debt	5,961	5,838
Other long-term liabilities	1,873	1,966

TOTAL LIABILITIES	10,562	10,339

Commitments and contingencies (Note 10)
Redeemable noncontrolling interests (Note 12)	232	220

Praxair, Inc. Shareholders’ Equity:
Common stock $0.01 par value, authorized - 800,000,000 shares, issued 2012 - 382,968,729 shares and 2011 - 382,854,272 shares	4	4
Additional paid-in capital	3,835	3,809
Retained earnings	9,024	8,510
Accumulated other comprehensive income (loss)	(1,992)	(1,746)
Treasury stock, at cost (2012 - 84,797,221 shares and 2011 - 84,324,255 shares)	(5,256)	(5,089)

Total Praxair, Inc. Shareholders’ Equity	5,615	5,488
Noncontrolling interests	279	309

TOTAL EQUITY	5,894	5,797

TOTAL LIABILITIES AND EQUITY	$16,688	$16,356

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of dollars)

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011

OPERATIONS
Net income - Praxair, Inc.	$848	$823
Noncontrolling interests	28	25

Net income (including noncontrolling interests)	876	848

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	499	498
Deferred income taxes	83	82
Share-based compensation	35	30
Accounts receivable	(47)	(267)
Inventory	(14)	(50)
Prepaid and other current assets	3	(32)
Payables and accruals	(118)	(153)
Pension contributions	(109)	(85)
Long-term assets, liabilities and other	(81)	61

Net cash provided by operating activities	1,127	932

INVESTING
Capital expenditures	(1,047)	(767)
Acquisitions, net of cash acquired	(51)	(80)
Divestitures and asset sales	71	37

Net cash used for investing activities	(1,027)	(810)

FINANCING
Short-term debt borrowings (repayments) - net	(218)	26
Long-term debt borrowings	1,400	699
Long-term debt repayments	(730)	(204)
Issuances of common stock	107	142
Purchases of common stock	(313)	(485)
Cash dividends - Praxair, Inc. shareholders	(328)	(303)
Excess tax benefit on share-based compensation	44	41
Noncontrolling interest transactions and other	(41)	(1)

Net cash (used for) provided by financing activities	(79)	(85)

Effect of exchange rate changes on cash and cash equivalents	(7)	4

Change in cash and cash equivalents	14	41
Cash and cash equivalents, beginning-of-period	90	39

Cash and cash equivalents, end-of-period	$104	$80

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

Accounting Standards Implemented in 2012

The following standards were effective for Praxair in 2012 and their adoption did not have a significant impact on the condensed consolidated financial statements:

•

Testing for Goodwill Impairment - In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. This guidance provides companies with the option to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform a quantitative two-step goodwill impairment test. Praxair applied the updated guidance during its annual goodwill review performed in the second quarter of 2012. Refer to Note 7.

•

Other Comprehensive Income - In June 2011, the FASB issued (and subsequently amended in December 2011) a revised standard regarding the presentation of other comprehensive income. Praxair has elected a two-statement approach. Refer to the Condensed Consolidated Statements of Comprehensive Income (Loss) following the Consolidated Statements of Income.

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

2. Supplemental Information

Inventories

The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	June 30, 2012	December 31, 2011
Inventories
Raw materials and supplies	$158	$153
Work in process	65	58
Finished goods	246	245

Total inventories	$469	$456

Long-term receivables

Long-term receivables are not material and are largely reserved. Such long-term receivables are included within other long-term assets in the condensed consolidated balance sheets and totaled $45 million and $53 million at June 30, 2012 and December 31, 2011, respectively, net of reserves of $44 million and $64 million, respectively. The amounts in both periods relate primarily to government receivables in Brazil and other long-term notes receivable from customers. Collectability is reviewed regularly and uncollectible amounts are written-off as appropriate. The reduction in the balances during 2012 was due primarily to the collection of a portion of the government receivables, foreign currency movements and the write-off of a long-term note receivable which was fully reserved.

3. Debt

The following is a summary of Praxair’s outstanding debt at June 30, 2012 and December 31, 2011:

(Millions of dollars)	June 30, 2012	December 31, 2011

SHORT-TERM
Commercial paper and U.S. bank borrowings	$8	$159
Other bank borrowings (primarily international)	117	178

Total short-term debt	125	337

LONG-TERM
U.S. borrowings
Commercial paper(d)	575	—
6.375% Notes due 2012 (e)	—	501
1.75% Notes due 2012 (a, b, d)	402	405
3.95% Notes due 2013 (d)	350	350
2.125% Notes due 2013(a, b)	508	513
4.375% Notes due 2014(a)	299	299
5.25% Notes due 2014	400	400
4.625% Notes due 2015	500	500
3.25% Notes due 2015(a, b)	434	434
5.375% Notes due 2016	400	400
5.20% Notes due 2017	325	325
4.50% Notes due 2019(a)	597	597
3.00% Notes due 2021(a)	498	498
4.05% Notes due 2021(a)	496	496
2.45% Notes due 2022(a, c)	598	—
Other	5	6

International bank borrowings	472	490
Obligations under capital leases	11	11

	6,870	6,225
Less: current portion of long-term debt	(909)	(387)

Total long-term debt	5,961	5,838

Total debt	$6,995	$6,562

(a)	Amounts are net of unamortized discounts.
(b)	June 30, 2012 and December 31, 2011 include a $44 million and $54 million fair value increase, respectively, related to hedge accounting. See Note 4 for additional information.
(c)	In February 2012, Praxair issued $600 million of 2.45% notes due 2022. The proceeds were used for general corporate purposes.
(d)	Classified as long-term because of the Company’s intent to refinance this debt on a long-term basis and the availability of such financing under the terms of an existing long-term agreement.
(e)	In April 2012, Praxair repaid $500 million of 6.375% notes that became due.

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

The following table is a summary of the notional amount and fair value of derivatives outstanding at June 30, 2012 and December 31, 2011:

			Fair Value
	Notional Amounts		Assets		Liabilities
(Millions of dollars)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011

Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$1,541	$1,541	$1	$2	$2	$2

Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted purchases (a)	$25	$59	$—	$—	$1	$2
Interest rate contracts:
Interest rate swaps (b)	400	400	34	35	—	—
Treasury rate lock (a)	500	—	7	—	—	—

Total	$925	$459	$41	$35	$1	$2

Total Derivatives	$2,466	$2,000	$42	$37	$3	$4

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.
(b)	Assets are recorded in long term assets.

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

Anticipated Net Income

Historically Praxair has entered into anticipated net income hedge contracts consisting of foreign currency options and forwards related primarily to anticipated net income in Brazil, Europe and Canada. Although there were no anticipated net income hedges outstanding as of June 30, 2012 and December 31, 2011, such derivatives were outstanding during the six month periods ended June 30, 2012 and 2011. Over the term of the contracts, the fair value adjustments from net-income hedging contracts are largely offset by the impacts on reported net income resulting from currency translation. The accounting rules pertaining to derivatives and hedging do not allow hedges of anticipated net income to be designated as hedging instruments.

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

Interest Rate Contracts

Outstanding Interest Rate Swaps

At June 30, 2012, Praxair had an interest-rate swap agreement outstanding related to the $400 million 3.25% fixed-rate notes that mature in 2015 which effectively convert fixed-rate interest to variable-rate interest. This swap agreement was designated as a fair value hedge with the resulting fair value adjustments recognized in earnings along with an equally offsetting charge / benefit to earnings for the changes in the fair value of the underlying debt instrument. At June 30, 2012, $34 million was recognized as an increase in the fair value of this note ($35 million at December 31, 2011).

Terminated Interest Rate Swaps

The following table summarizes information related to terminated interest rate swap contracts:

	Year Terminated	Original Gain	Amount of Gain Recognized in Earnings (a)		Amount of Gain Recognized in Earnings (a)		Unrecognized Gain (a)
			Quarter Ended		Six Months Ended		June 30, 2012	December 31, 2011
(Millions of Dollars)			June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Interest Rate Swaps
Underlying debt instrument (b):
$500 million 2.125% fixed-rate notes that mature in 2013	2011	$18	$3	$1	$5	$1	$8	$13

$400 million 1.75% fixed-rate notes that mature in 2012	2010	13	1	2	3	3	2	5

$500 million 6.375% fixed-rate notes that matured in 2012	2002	47	—	1	1	2	—	1

Total		$78	$4	$4	$9	$6	$10	$19

(a)	The unrecognized gain for terminated interest rate swaps is shown as an increase to long-term debt and will be recognized on a straight line basis to interest expense - net over the term of the underlying debt agreements. Upon settlement of the underlying interest rate contract, the cash received is reflected within the Noncontrolling interest transactions and other in the financing section of the consolidated statement of cash flows.
(b)	The notional amounts of the interest rate contracts are equal to the underlying debt instruments.

Treasury Rate Locks

The following table summarizes the unrecognized gains (losses) related to treasury rate lock contracts:

	Year Terminated	Original Gain / (Loss)	Unrecognized Gain / (Loss) (a)
(Millions of Dollars)			June 30, 2012	December 31, 2011

Outstanding Treasury Rate Locks (b)			$7	$—

Terminated Treasury Rate Locks
Underlying debt instrument:

$500 million 3.000% fixed-rate notes that mature in 2021 (c)	2011	$(11)	(10)	(11)

$600 million 4.50% fixed-rate notes that mature in 2019 (c)	2009	16	12	12

$500 million 4.625% fixed-rate notes that mature in 2015 (c)	2008	(7)	(3)	(3)

Total - pre-tax			$6	$(2)
Less: income taxes			(3)	1

After- tax amounts			$3	$(1)

(a)	The unrecognized gains / (losses) for the treasury rate locks are shown in accumulated other comprehensive income (“AOCI”) and upon termination will be recognized on a straight line basis to interest expense – net over the term of the underlying debt agreements. Upon settlement of the treasury rate lock contracts, the cash received or paid is reflected within the noncontrolling interest transactions and other in the financing section of the consolidated statement of cash flows. Refer to the table below summarizing the impact on the company’s consolidated statements of income and AOCI for current period gain (loss) recognition.
(b)	In June 2012 Praxair entered into a treasury rate lock contract with a notional amount of $500 million, maturing in December 2012 and covering a period of 10 years from settlement. Praxair entered into this contract in order to hedge the interest rate risk associated with the first $500 million of forecasted long-term debt issuance planned for the second half of 2012. This issuance is deemed probable and the treasury rate lock has been deemed highly effective.
(c)	The notional amount of the treasury rate lock contracts are equal to the underlying debt instrument with the exception of the treasury rate lock contract entered into to hedge the $600 million 4.50% fixed-rate notes that mature in 2019. The notional amount of this contract was $500 million.

The following table summarizes the impacts of the company’s derivatives on the condensed consolidated statements of income and AOCI:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (a)
	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2012	2011	2012	2011
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$(19)	$—	$18	$(6)
Other balance sheet items	(3)	3	(5)	5
Anticipated net income	—	(2)	(4)	(5)

Total	$(22)	$1	$9	$(6)

	Quarter Ended
	Amount of Gain (Loss) Recognized in AOCI (b)		Amount of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Income (c)		Net Change in AOCI
(Millions of dollars)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Derivatives Designated as Hedging Instruments

Currency contracts:

Forecasted purchases (b)	$(2)	$—	$—	$—	$(2)	$—
Interest rate contracts:
Treasury rate locks (b)	7	—	—	—	7	—

Total - pre tax	$5	$—	$—	$—	$5	$—
Less: income taxes	(1)	—	—	—	(1)	—

Total - Net of Taxes	$4	$—	$—	$—	$4	$—

	Six Months Ended
	Amount of Gain (Loss) Recognized in AOCI (b)		Amount of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Income (c)		Net Change in AOCI
(Millions of dollars)	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Derivatives Designated as Hedging Instruments
Interest rate contracts:
Treasury rate locks (b)	7	—	—	—	7	—

Less: income taxes	(2)	—	—	—	(2)	—

Total - Net of Taxes	$5	$—	$—	$—	$5	$—

(a)	The gains (losses) on balance sheet items are offset by gains (losses) recorded on the underlying hedged assets and liabilities. The gains (losses) for the derivatives and the underlying hedged assets and liabilities related to debt items are recorded in the consolidated statements of income as interest expense-net. Other balance sheet items and anticipated net income gains (losses) are recorded in the consolidated statements of income as other income (expenses)-net.
(b)	The gains (losses) on forecasted purchases and treasury rate locks are recorded as a component of AOCI within derivative instruments in the consolidated statements of equity. There was no ineffectiveness for these instruments during 2012 or 2011.
(c)	The gains (losses) on forecasted purchases are reclassified to the depreciation and amortization expense on a straight-line basis consistent with the useful life of the underlying asset. The gains (losses) for interest rate contracts are reclassified to earnings as interest expense –net on a straight-line basis over the remaining maturity of the underlying debt. Net gains (losses) of $1 million are expected to be reclassified to earnings during the next twelve months.

5. Fair Value Disclosures

The fair value hierarchy prioritizes the input to valuation techniques used to measure fair value into three broad levels as follows:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Assets
Derivative assets	—	—	$42	$37	—	—

Liabilities
Derivative liabilities	—	—	$3	$4	—	—

The fair values of the derivative assets and liabilities are based on market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third-party pricing services, brokers and market transactions.

The fair values of cash and cash equivalents, short-term debt, accounts receivable-net, and accounts payable approximate carrying amounts because of the short maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for similar issues, which is deemed a level 2 measurement. At June 30, 2012, the estimated fair value of Praxair’s long-term debt portfolio was $7,324 million versus a carrying value of $6,870 million. At December 31, 2011, the estimated fair value of Praxair’s long-term debt portfolio was $6,692 million versus a carrying value of $6,225 million. Differences from carrying amounts are attributable to interest-rate changes subsequent to when the debt was issued.

Assets measured at Fair Value on a Non-Recurring Basis

Certain assets are valued at fair value on a non-recurring basis. During the first quarter 2012, the company reduced the value of certain assets in Brazil, Colombia and Chile to estimated fair value which resulted in a $21 million pre-tax charge to other income (expense) – net in the South America segment.

6. Earnings Per Share – Praxair, Inc. Shareholders

Basic earnings per share is computed by dividing Net Income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator (Millions of dollars)
Net income - Praxair, Inc.	$429	$425	$848	$823

Denominator (Thousands of shares)
Weighted average shares outstanding	298,316	303,081	298,414	303,265
Shares earned and issuable under compensation plans	569	628	567	625

Weighted average shares used in basic earnings per share	298,885	303,709	298,981	303,890
Effect of dilutive securities
Stock options and awards	3,607	4,544	3,676	4,570

Weighted average shares used in diluted earnings per share	302,492	308,253	302,657	308,460

Basic Earnings Per Share	$1.43	$1.40	$2.84	$2.71
Diluted Earnings Per Share	$1.42	$1.38	$2.80	$2.67

There were no antidilutive shares for the quarter ended June 30, 2012. Stock options of 1,611,500 were antidilutive and therefore excluded in the computation of diluted earnings per share for the six months ended June 30, 2012. There were no antidilutive shares for the quarter and six months ended June 30, 2011.

7. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2012 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total

Balance, December 31, 2011	$1,375	$215	$618	$24	$140	$2,372
Acquisitions	9	—	1	—	—	10
Purchase adjustments & other	6	—	—	—	—	6
Foreign currency translation	—	(18)	(15)	—	(2)	(35)

Balance, June 30, 2012	$1,390	$197	$604	$24	$138	$2,353

Praxair has performed its goodwill impairment tests annually during the second quarter of each year, and historically has determined that the fair value of each of its reporting units was substantially in excess of its carrying value. For the 2012 test completed this quarter, Praxair applied the FASB’s updated accounting guidance (refer to Note 1) which allows the Company to first assess qualitative factors to determine the extent of additional quantitative analysis, if any, that may be required to test goodwill for impairment. Based on the qualitative assessments performed, Praxair concluded that it was more likely than not that the fair value of each reporting unit substantially exceeded its carrying value and therefore, further quantitative analysis was not required. As a result, no impairment was recorded.

Changes in the carrying amounts of other intangibles for the six months ended June 30, 2012 were as follows:

(Millions of dollars)	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total

Cost:
Balance, December 31, 2011	$208	$37	$27	$272
Additions	13	2	—	15
Foreign currency translation	(1)	—	—	(1)
Other	(16)	(5)	(6)	(27)

Balance, June 30, 2012	$204	$34	$21	$259

Less: Accumulated amortization
Balance, December 31, 2011	$(75)	$(20)	$(10)	$(105)
Amortization expense	(5)	(4)	(1)	(10)
Foreign currency translation	(1)	—	—	(1)
Other	1	5	3	9

Balance, June 30, 2012	$(80)	$(19)	$(8)	$(107)

Net balance at June 30, 2012	$124	$15	$13	$152

There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible asset is approximately 12 years.

Total estimated annual amortization expense is as follows:

(Millions of dollars)

Remaining 2012	$12
2013	21
2014	19
2015	18
2016	17
Thereafter	65

$152

8. Share-Based Compensation

Share-based compensation of $18 million ($13 million after-tax) and $16 million ($11 million after-tax) was recognized during the quarters ended June 30, 2012 and 2011, respectively. Share-based compensation of $35 million ($24 million after-tax) and $30 million ($21 million after-tax) was recognized for the six months ended June 30, 2012 and 2011, respectively. The expense was recorded primarily in selling, general and administrative expenses. There was no share-based compensation cost that was capitalized. For further details regarding Praxair’s share-based compensation arrangements and prior year grants, refer to Note 15 to the consolidated financial statements of Praxair’s 2011 Annual Report on Form 10-K.

Stock Options

The weighted-average fair value of options granted during six months ended June 30, 2012 was $17.43 ($17.70 in 2011) based on the Black-Scholes Options-Pricing model. The decrease in grant date fair value year-over-year is attributable to the impact of lower interest rates partially offset by increases in Praxair’s stock price.

The following weighted-average assumptions were used for grants in 2012 and 2011 :

	Six Months Ended June 30,
	2012	2011
Dividend yield	2.0%	2.0%
Volatility	22.5%	22.3%
Risk-free interest rate	0.86%	2.2%
Expected term years	5	5

The following table summarizes option activity under the plans as of June 30, 2012 and changes during the six months period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value

Outstanding at January 1, 2012	13,540	$65.30
Granted	1,650	109.64
Exercised	(1,893)	51.61
Cancelled or Expired	(41)	99.75

Outstanding at June 30, 2012	13,256	72.67	6.1	$478

Exercisable at June 30, 2012	10,129	$63.94	5.1	$454

The aggregate intrinsic value represents the difference between the company’s closing stock price of $108.73 as of June 30, 2012 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during the quarter and six months ended June 30, 2012 was $40 million and $114 million, respectively ($78 million and $147 million during the same time periods in 2011, respectively).

Cash received from option exercises under all share-based payment arrangements for the quarter and six months ended June 30, 2012 was $29 million and $98 million ($61 million and $134 million for the same time periods in 2011, respectively). The cash tax benefit realized from share-based compensation totaled $15 million and $61 million for the quarter and six months ended June 30, 2012, of which $44 million in excess tax benefits was classified as financing cash flows for the six months ended June 30, 2012 ($28 million and $52 million tax benefit for the same periods 2011 of which $41 million represented excess tax benefit for the six months ended June 30, 2011).

As of June 30, 2012, $38 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.1 years.

Performance-Based and Restricted Stock Awards

During the six months ended June 30, 2012, the company granted performance-based stock units to employees which vest on the third anniversary of their grant date. The actual number of shares issued in settlement of a vested award can range from zero to 150 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three-year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s common stock on the date of the grant and the estimated performance that will be achieved. Compensation expense will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved.

During the six months ended June 30, 2012, the company also granted restricted stock units to employees. The majority of the restricted stock units vest at the end of or ratably over a three-year service period. Compensation expense related to the restricted stock units is recognized on a straight-line basis over the vesting period.

The weighted-average fair value of performance-based stock and restricted stock units granted during the six months ended June 30, 2012 was $103.13 and $108.60, respectively ($92.06 and $92.19 for the same periods in 2011). This is based on the closing market price of Praxair’s common stock on the grant date adjusted for dividends that will not be paid during the vesting period.

The following table summarizes non-vested performance-based and restricted stock award activity as of June 30, 2012 and changes during the six months then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value

Non-vested at January 1, 2012	962	$71.58	340	$75.51
Granted (a)	403	103.13	89	108.60
Vested	(508)	56.41	(95)	62.87
Cancelled	(10)	87.84	(9)	80.01

Non-vested at June 30, 2012	847	$88.90	325	$88.27

(a)	Performance-based stock unit grants during 2012 include 120 thousand shares relating to the actual payout of the 2009 PSU grants. The original grant date fair value of these shares was $56.02, the cost of which was expensed in prior periods.

As of June 30, 2012, based on current estimates of future performance, $44 million of unrecognized compensation cost related to performance-based awards is expected to be recognized through the first quarter of 2015 and $17 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized through the first quarter of 2017.

9. Retirement Programs

The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarters and six-months ended June 30, 2012 and 2011 are shown below:

	Quarter Ended June 30,				Six Months Ended June 30,
	Pensions		OPEB		Pensions		OPEB
(Millions of dollars)	2012	2011	2012	2011	2012	2011	2012	2011

Service cost	$12	$11	$1	$1	$25	$22	$2	$2
Interest cost	30	32	3	4	61	63	6	8
Expected return on plan assets	(39)	(38)	—	—	(78)	(76)	—	—
Net amortization and deferral	17	12	(2)	(2)	34	23	(3)	(4)

Net periodic benefit cost	$20	$17	$2	$3	$42	$32	$5	$6

Praxair estimates that 2012 contributions to its pension plans will be in the area of $120 million, of which $109 million have been made through June 30, 2012.

In 2011 a number of senior managers retired. These retirees are covered by the U.S. supplemental pension plan which provides for a lump sum benefit payment option. Under certain circumstances, such lump sum payments must be accounted for as a settlement of the related pension obligation, but only when paid. As a result, Praxair expects to record a pension settlement expense of approximately $9 million in the third quarter 2012 when the payments are made to the retirees.

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

During May 2009, the Brazilian government published Law 11941/2009 instituting a new voluntary amnesty program (“Refis Program”) which allowed Brazilian companies to settle certain federal tax disputes at reduced amounts. During the 2009 third quarter, Praxair decided that it was economically beneficial to settle many of its outstanding federal tax disputes and these disputes were enrolled in the Refis Program and settled (see Note 2 of Praxair’s 2011 Annual Report on Form 10-K). The final settlement related to the Refis Program is subject to final calculation and review by the Brazilian federal government and, although the timing is very difficult to estimate, it is possible that this review could be concluded during the next year. Any differences from amounts recorded will be adjusted to income at that time.

After enrollment in the amnesty programs, at June 30, 2012 the most significant remaining claims relate to state VAT tax matters associated with procedural issues and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $190 million. Praxair has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

•

On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines on all five companies. Originally, CADE imposed a civil fine of R$2.2 billion Brazilian reais (US$1.1 billion) against White Martins, the Brazil-based subsidiary of Praxair, Inc. In response to a motion for clarification, the fine was reduced to R$1.7 billion Brazilian reais (US$840 million) due to a calculation error made by CADE. On September 2, 2010, Praxair issued a press release and filed a report on Form 8-K rejecting all claims and stating that the fine represents a gross and arbitrary disregard of Brazilian law.

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

•

From 2003 to 2012, Praxair and several other co-defendants were the subject of welding fume litigation in which thousands of welders alleged personal injury caused by manganese contained in welding fumes. In January 2012, Praxair and the other co-defendants in this litigation entered into a Resolution Agreement (“Agreement”) that resolved all remaining cases against Praxair in exchange for Praxair’s payment of less than $1 million.

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

11. Segments

Sales and operating profit by segment for the quarters and six-month periods ended June 30, 2012 and 2011 are shown below. For a description of Praxair’s operating segments, refer to Note 18 to the consolidated financial statements of Praxair’s 2011 Annual Report on Form 10-K.

	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2012	2011 (b)	2012	2011 (b)

SALES(a)
North America	$1,393	$1,361	$2,791	$2,686
Europe	382	370	759	715
South America	520	611	1,082	1,169
Asia	348	348	682	665
Surface Technologies	168	168	337	325

	$2,811	$2,858	$5,651	$5,560

OPERATING PROFIT
North America	$363	$326	$724	$638
Europe	68	72	136	140
South America	110	139	225	272
Asia	68	63	125	116
Surface Technologies	27	27	53	52

Total operating profit	$636	$627	$1,263	$1,218

(a)	Intersegment sales, primarily from North America to other segments, were not significant for the quarters and six months ended June 30, 2012 and 2011.
(b)	During the 2012 first quarter, Praxair changed the measurement of its segment sales and operating profit to be based on the country in which the customer is domiciled instead of where the company’s selling subsidiary is domiciled. The company believes these changes better represent the sales and profitability by geographic segment. These changes primarily relate to helium and specialty gas sales and result in slightly higher sales and operating profit in the Europe and Asia segments with offsetting declines in the North America segment. Prior period amounts have been reclassified to conform to the current year presentation.

12. Equity and Redeemable Noncontrolling Interests

Equity

A summary of the changes in total equity for the quarters and six months ended June 30, 2012 and 2011 is provided below:

(Millions of dollars)
	Quarter Ended June 30,
	2012			2011
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance, beginning of period	$5,940	$327	$6,267	$6,165	$372	$6,537
Net Income (b)	429	10	439	425	14	439
Translation Adjustments	(533)	(15)	(548)	128	5	133

Derivative Instruments, net of $1 million taxes in 2012 and net of less than $1 million 2011	4	—	4	(1)	—	(1)

Funded Status - retirement obligations, net of $3 million in 2012 and 2011	9	—	9	(8)	—	(8)

Comprehensive income (loss)	(91)	(5)	(96)	544	19	563
Dividends and other capital reductions to noncontrolling interests	—	(43)	(43)	—	(19)	(19)
Additions (Reductions) to noncontrolling interests (a)	—	—	—	—	(2)	(2)
Redemption value adjustment to redeemable noncontrolling interests	(2)	—	(2)	—	—	—

Dividends to Praxair, Inc. common stock holders ($0.55 per share in 2012 and $0.50 per share in 2011)	(164)	—	(164)	(151)	—	(151)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	—	—	—	2	—	2
For employee savings and incentive plans	30	—	30	67	—	67
Purchases of common stock	(131)	—	(131)	(268)	—	(268)
Tax benefit from share-based compensation	15	—	15	25	—	25
Share-based compensation	18	—	18	16	—	16

Balance, end of period	$5,615	$279	$5,894	$6,400	$370	$6,770

	Six Months Ended June 30,
	2012			2011
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance, beginning of period	$5,488	$309	$5,797	$5,792	$353	$6,145
Net Income (b)	848	18	866	823	25	848
Translation Adjustments	(267)	(9)	(276)	348	15	363

Derivative Instruments, net of $2 million taxes in 2012	5	—	5	—	—	—

Funded Status - retirement obligations, net of $7 million taxes in 2012 and $4 million taxes in 2011	16	—	16	(5)	—	(5)

Comprehensive income	602	9	611	1,166	40	1,206
Dividends and other capital reductions to noncontrolling interests	—	(39)	(39)	—	(22)	(22)
Additions (reductions) to noncontrolling interests (a)	—	—	—	—	(1)	(1)
Redemption value adjustment to redeemable noncontrolling interests	(6)	—	(6)	—	—	—

Dividends to Praxair, Inc. common stock holders ($1.10 per share in 2012 and $1.00 per share in 2011)	(328)	—	(328)	(303)	—	(303)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	3	—	3	4	—	4
For employee savings and incentive plans	88	—	88	144	—	144
Purchases of common stock	(313)	—	(313)	(478)	—	(478)
Tax benefit from stock options	46	—	46	45	—	45
Share-based compensation	35	—	35	30	—	30

Balance, end of period	$5,615	$279	$5,894	$6,400	$370	$6,770

(a)	Praxair increased (decreased) its ownership in certain consolidated subsidiaries. The difference between the purchase price and the related noncontrolling interests was recorded as a decrease in Praxair’s additional paid-in-capital.
(b)	In 2012, Net income for noncontrolling interests excludes Net income related to redeemable noncontrolling interests of $5 million and $10 million for the quarter and six months ended June 30, 2012, respectively, which is not part of total equity (see below).There were no redeemable noncontrolling interests recorded at June 30, 2011.

The components of AOCI are as follows:

	June 30,	December 31,
(Millions of dollars)	2012	2011

Cumulative translation adjustments (CTA)	$(1,333)	$(1,057)
Derivative instruments	—	(5)
Funded status - retirement obligations	(668)	(684)

	(2,001)	(1,746)
Less: noncontrolling interests (CTA)	(9)	—

AOCI - Praxair, Inc.	$(1,992)	$(1,746)

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

The following is a summary of redeemable noncontrolling interests for the six months ended June 30, 2012:

(Millions of dollars)
Balance, December 31, 2011	$220
Net income	10
Distributions to noncontrolling interest	(4)
Redemption value adjustment/accretion	6

Balance, June 30, 2012	$232

13. Income Taxes

In June 2012, the Company settled its 2007 and 2008 U.S. income tax audit with the Internal Revenue Service. The settlement was not significant to the consolidated financial statements.

In 2011, the Company requested a pre-filing agreement (“PFA”) with the U.S. Internal Revenue Service related to a loss of a liquidated subsidiary. The PFA may be settled during the third quarter of 2012, and if resolved favorably, could result in a benefit to income tax expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results

For the second quarter, Praxair’s reported sales were 2% below the prior-year quarter. Volume growth and higher prices were more than offset by the negative effects of foreign currency translation due to the strengthening of the US dollar against most foreign currencies, and lower cost pass-through, primarily lower natural gas prices. These two factors reduced sales in the quarter by 8% as compared to the prior year. Excluding these effects, sales grew 6% in the quarter from higher volumes, prices, and acquisitions. Underlying sales grew in all geographic segments except Europe. Sales growth was strongest in North America, coming from solid demand from the energy, metals, and manufacturing markets. Sales in Asia reflect new plant start-ups for chemicals and metals customers. Sales in Europe and South America as compared to the prior-year quarter reflect significant currency headwinds and lower volumes due to softer demand resulting from overall weak macro-economic conditions. New project development activity continues to be robust in North America, South America, and Asia. Reported operating profit grew 1% from the prior-year quarter. Excluding currency effects operating profit grew 9%, higher than the underlying increase in sales. Higher overall volumes, higher pricing, productivity gains, and an increase in other income contributed to the growth in operating profit. By end market, overall sales growth was strongest to the energy, metals and manufacturing markets.

The following table provides summary data for the quarters and six months ended June 30, 2012 and 2011:

	Quarter Ended June 30,			Six Months Ended June 30,
(Dollar amounts in millions, except per share data)	2012	2011	Variance	2012	2011	Variance
Reported Amounts
Sales	$2,811	$2,858	(2)%	$5,651	$5,560	2%
Cost of sales, exclusive of depreciation and amortization	$1,602	$1,640	(2)%	$3,218	$3,176	1%
Gross margin	$1,209	$1,218	(1)%	$2,433	$2,384	2%
As a percent of sales	43.0%	42.6%		43.1%	42.9%
Selling, general and administrative	$310	$309	—%	$645	$617	5%
As a percent of sales	11.0%	10.8%		11.4%	11.1%
Depreciation and amortization	$247	$254	(3)%	$499	$498	—%
Other income (expense) - net	$9	$(5)		$23	$(6)
Operating profit	$636	$627	1%	$1,263	$1,218	4%
As a percent of sales	22.6%	21.9%		22.4%	21.9%
Interest expense - net	$33	$36	(8)%	$70	$71	(1)%
Effective tax rate	28.0%	27.6%		28.0%	27.8%
Income from equity investments	$10	$11	(9)%	$17	$20	(15)%
Noncontrolling interests	$(15)	$(14)	7%	$(28)	$(25)	12%
Net income - Praxair, Inc.	$429	$425	1%	$848	$823	3%
Diluted earnings per share	$1.42	$1.38	3%	$2.80	$2.67	5%
Diluted shares outstanding	302,492	308,253	(2)%	302,657	308,460	(2)%

The change in consolidated sales and operating profit compared to the prior year is attributable to the following:

	Quarter Ended June 30, 2012 vs. 2011		Six Months Ended June 30, 2012 vs. 2011
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	2%	2%	3%	5%
Price	2%	6%	2%	7%
Cost pass-through	(2)%	—%	(1)%	—%
Currency	(6)%	(8)%	(4)%	(6)%
Acquisitions/divestitures	2%	1%	2%	2%
Other	—%	—%	—%	(4)%

	(2)%	1%	2%	4%

The following tables provide sales by end-market and distribution method:

	Quarter Ended June 30,			Six Months Ended June 30,
	% of Sales		% Change	% of Sales		% Change
	2012	2011	Organic Sales*	2012	2011	Organic Sales*
Sales by End Markets
Manufacturing	26%	24%	7%	25%	24%	7%
Metals	18%	18%	3%	18%	18%	6%
Energy	11%	11%	18%	11%	11%	17%
Chemicals	10%	10%	(2)%	10%	10%	—%
Electronics	8%	9%	(6)%	8%	9%	(7)%
Healthcare	8%	8%	5%	8%	9%	5%
Food & Beverage	6%	6%	(2)%	6%	6%	1%
Aerospace	3%	3%	11%	3%	3%	10%
Other	10%	11%	(6)%	11%	10%	(1)%

	100%	100%		100%	100%

*	Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2012	2011	2012	2011
Sales by Distribution Method
On- Site	25%	25%	25%	25%
Packaged Gas	29%	27%	29%	28%
Merchant	31%	31%	31%	31%
Other	15%	17%	15%	16%

	100%	100%	100%	100%

Sales declined $47 million, or 2%, for the second quarter and increased $91 million, or 2%, for the six months ended June 30, 2012 versus the respective 2011 periods. For both the quarter and year-to-date periods, sales increased due to higher volumes and higher overall pricing. Volume growth was 2% in the quarter and 3% in the year-to-date period, attributable primarily to growth in North America and Asia, including new plant start-ups. Higher overall pricing increased sales by 2% in both the quarter and six month period. Acquisitions increased sales by 2% for both the quarter and six month periods, primarily due to the consolidation of an industrial gas business in Scandinavia in the fourth quarter of 2011. Weaker foreign currencies relative to the US Dollar reduced sales by 6% and 4% for the quarter and year-to-date periods, respectively, as compared to the same periods in 2011, and lower cost pass-through due to lower natural gas prices reduced sales by 2% in the quarter and 1% for the six month period. By customer end-market, organic sales growth to energy, metals, and manufacturing customers was strongest compared with the prior year. A further discussion of sales by segment is included in the segment discussion that follows.

Gross margin in 2012 decreased $9 million, or 1%, in the second quarter and increased $49 million, or 2%, for the six months ended June 30, 2012 versus the respective 2011 periods. For the quarter, the decrease was a result of negative currency effects which more than offset the increased margin from higher volumes and pricing. The increase for the year-to-date period came primarily from higher volumes and price, partially offset by negative currency effects. Gross margin as a percentage of sales for the second quarter and year-to-date periods increased modestly versus the prior year. Excluding the effect of lower cost pass-through on sales, the gross margin percentage was modestly below the prior-year for the quarter and six months.

Selling, general and administrative (SG&A) expenses increased $1 million for the second quarter and $28 million, or 5%, for the six months ended June 30, 2012 versus the respective 2011 periods. The increase was due primarily to increased pension and other benefit costs, incentive compensation and acquisitions, partially offset by negative currency effects.

Depreciation and amortization expense decreased $7 million, or 3%, for the second quarter and increased $1 million for the six months ended June 30, 2012 versus the respective 2011 periods. Excluding currency impacts, depreciation and amortization increased in both periods due to new project start-ups and acquisitions.

Other income (expense) – net was a $9 million and $23 million benefit for the quarter and six months ended June 30, 2012, respectively versus a $5 million expense and $6 million expense in the respective 2011 periods. The quarter and six month period included, among other items, a gain on a land sale in Korea and other asset sales, partially offset by severance and other charges. The year-to-date period also included a gain from litigation settlements in South America, partially offset by business restructuring costs in South America. The 2011 quarter and six-month periods included $1 million and $2 million of currency-related net losses, respectively, primarily related to net income hedges.

Operating profit increased $9 million, or 1%, for the second quarter and increased $45 million, or 4%, for the six months ended June 30, 2012 versus the respective 2011 periods. For the quarter, operating profit increased 9% excluding currency effects. Operating margin increased slightly from the prior year periods. A discussion of operating profit by segment is included in the segment discussion that follows.

Interest expense – net decreased $3 million, or 8%, for the second quarter and $1 million, or 1%, for the six months ended June 30, 2012 versus the respective periods in 2011 despite higher debt levels due to lower interest rates.

The effective tax rate for the second quarter 2012 was 28.0% versus 27.6% for the same period in 2011. The effective tax rate for the six months ended June 30, 2012 was 28.0% versus 27.8% for the same period in 2011.

Praxair’s significant sources of equity income are in China, Italy and the Middle East. Income from equity investments decreased $1 million in the second quarter and decreased $3 million for the six months ended June 30, 2012 versus the respective 2011 periods. This decrease relates to the acquisition of a controlling interest in an industrial gas business in Scandinavia in October 2011, which required consolidation. This decrease was partially offset by higher earnings from affiliates in Italy, the Middle East, and China.

At June 30, 2012, noncontrolling interests consisted primarily of noncontrolling shareholders’ investments in Asia (primarily in China and India), Europe (primarily in Italy and Scandinavia), and North America (primarily within the U.S. packaged gas business). Noncontrolling interests increased $1 million for the second quarter and increased $3 million for the six months ended June 30, 2012 versus the respective periods in 2011 due to higher earnings of these entities and the consolidation of the Scandinavian industrial gas business.

Net income – Praxair, Inc. increased $4 million, or 1%, for the second quarter and increased $25 million, or 3%, for the six months ended June 30, 2012 versus the respective periods in 2011. The increase was due primarily to higher operating profit and lower interest expense, partially offset by higher income taxes.

EPS increased $0.04 per diluted share, or 3%, for the second quarter and increased $0.13 per diluted share, or 5%, for the six months ended June 30, 2012 versus the respective periods in 2011. The increase in EPS is attributable to an increase in net income – Praxair, Inc. coupled with a lower number of diluted shares outstanding due to the impact of the company’s net repurchases of common stock.

Comprehensive income for the 2012 quarter includes a negative currency translation adjustment of $548 million reflecting the impact of translating foreign subsidiary balance sheets to US Dollars using exchange rates at June 30, 2012. The impact is negative because the US Dollar strengthened significantly against almost all foreign currencies during the quarter, primarily the Brazilian Real and Euro. For the six months, the currency translation adjustment impact was a negative $276 million.

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows.

	Quarter ended June 30,			Six Months Ended June 30,
(Dollar amounts in millions)	2012	2011 (a)	Variance	2012	2011 (a)	Variance

SALES
North America	$1,393	$1,361	2%	$2,791	$2,686	4%
Europe	382	370	3%	759	715	6%
South America	520	611	(15)%	1,082	1,169	(7)%
Asia	348	348	—%	682	665	3%
Surface Technologies	168	168	—%	337	325	4%

	$2,811	$2,858		$5,651	$5,560

OPERATING PROFIT
North America	$363	$326	11%	$724	$638	13%
Europe	68	72	(6)%	136	140	(3)%
South America	110	139	(21)%	225	272	(17)%
Asia	68	63	8%	125	116	8%
Surface Technologies	27	27	—%	53	52	2%

Total operating profit	$636	$627		$1,263	$1,218

a)	During the 2012 first quarter, Praxair changed the measurement of its segment sales and operating profit. Prior period amounts have been reclassified to conform to the current year classification (See Note 11). These reclassified amounts are reflected in the segment tables below.

North America

	Quarter Ended June 30,			Six Months Ended June 30,
	2012	2011	Variance	2012	2011	Variance

Sales	$1,393	$1,361	2%	$2,791	$2,686	4%
Cost of sales, exclusive of depreciation and amortization	742	748		1,483	1,463

Gross margin	651	613		1,308	1,223
Operating expenses	167	162		338	338
Depreciation and amortization	121	125		246	247

Operating profit	$363	$326	11%	$724	$638	13%

Margin %	26.1%	24.0%		25.9%	23.8%

	2012 vs. 2011		2012 vs. 2011
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	4%	6%	6%	10%
Price	2%	8%	2%	9%
Cost pass-through	(4)%	—%	(3)%	—%
Currency	(2)%	(3)%	(2)%	(2)%
Acquisitions/divestitures	2%	—%	1%	1%
Other	—%	—%	—%	(5)%

	2%	11%	4	13

The following tables provide sales by end-market and distribution method:

	Quarter Ended June 30,			Six Months Ended June 30,
	% of Sales		% Change	% of Sales		% Change
	2012	2011	Organic Sales	2012	2011	Organic Sales
Sales by End Markets
Manufacturing	33%	29%	12%	32%	28%	12%
Metals	14%	14%	3%	14%	14%	6%
Energy	16%	16%	21%	16%	16%	21%
Chemicals	10%	11%	(6)%	11%	11%	(2)%
Electronics	5%	6%	(9)%	5%	6%	(7)%
Healthcare	7%	8%	(2)%	7%	9%	(1)%
Food & Beverage	5%	5%	(4)%	5%	5%	—%
Other	10%	11%	(1)%	10%	11%	5%

	100%	100%		100%	100%

	Quarter Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2012	2011	2012	2011
Sales by Distribution Method
On- Site	27%	28%	27%	28%
Packaged Gas	34%	31%	34%	32%
Merchant	32%	32%	32%	32%
Other	7%	9%	7%	8%

	100%	100%	100%	100%

Segment sales growth in the quarter and six month periods came from higher volumes and higher pricing, partially offset by negative currency effects and lower cost pass-through, primarily lower natural gas prices passed through to hydrogen customers. In the quarter, sales grew $32 million, or 8%, excluding currency and cost pass-through. Volumes increased 4% and pricing increased 2%. Acquisitions of packaged gas distributors increased sales by 2%. The effects of currency and cost pass-through reduced sales by 6%. For the six month period, sales increased $105 million, or 9%, excluding currency and cost pass-through. Volumes, pricing and acquisitions increased sales by 6%, 2% and 1%, respectively, and were partially offset by the effects of currency and cost pass-through which reduced sales by 5%.

Operating profit increased $37 million, or 11%, for the second quarter and increased $86 million, or 13%, for the six months ended June 30, 2012 versus the respective 2011 periods. Higher volumes, pricing and productivity savings drove the increase and more than offset inflationary cost increases and the negative impact of currency translation. The operating margin rose to 26.0% for the quarter and year-to-date periods. Lower cost pass-through which reduces sales with minimal impact on operating profit benefited operating margin by 1% in both the quarter and year-to-date periods.

Europe

	Quarter Ended June 30,			Six Months Ended June 30,
	2012	2011	Variance %	2012	2011	Variance %

Sales	$382	$370	3%	$759	$715	6%
Cost of sales, exclusive of depreciation and amortization	217	213		430	412

Gross margin	165	157		329	303
Operating expenses	60	51		118	96
Depreciation and amortization	37	34		75	67

Operating profit	$68	$72	(6)%	$136	$140	(3)%

Margin %	17.8%	19.5%		17.9%	19.6%

	2012 vs. 2011		2012 vs. 2011
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	(2)%	(9)%	(2)%	(8)%
Price	2%	4%	1%	3%
Cost pass-through	(1)%	—%	—	—
Currency	(9)%	(8)%	(6)%	(6)%
Acquisitions/divestitures	13%	10%	13%	9%
Other	—%	(3)%	—%	(1)%

	3%	(6)%	6%	(3)%

The following tables provide sales by end-market and distribution method:

	Quarter Ended June 30,			Six Months Ended June 30,
	% of Sales		% Change Organic Sales	% of Sales		% Change Organic Sales
	2012	2011		2012	2011
Sales by End Markets
Manufacturing	23%	21%	(3)%	23%	22%	(3)%
Metals	17%	18%	—%	17%	18%	(3)%
Energy	3%	3%	(15)%	3%	3%	(10)%
Chemicals	17%	18%	3%	17%	18%	1%
Electronics	7%	8%	(15)%	7%	8%	(19)%
Healthcare	10%	12%	(9)%	11%	12%	—%
Food & Beverage	9%	7%	—%	9%	7%	(4)%
Other	14%	13%	9%	13%	12%	9%

	100%	100%		100%	100%

	Quarter Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2012	2011	2012	2011
Sales by Distribution Method
On- Site	19%	21%	20%	21%
Packaged Gas	43%	41%	42%	41%
Merchant	33%	31%	33%	31%
Other	5%	7%	5%	7%

	100%	100%	100%	100%

Segment sales increased $12 million, or 3%, for the second quarter and increased $44 million, or 6%, for the six months ended June 30, 2012 versus the respective 2011 periods. The increase was due to the acquisition of an increased ownership interest in Yara Praxair Holding AS (Yara Praxair) in October 2011 which required consolidation. In the quarter underlying sales were comparable to the prior year, as 2% higher pricing offset lower volume. Volumes in Spain and Italy were below prior year quarter primarily attributable to packaged gases, where customer demand was weaker due to lower industrial economic activity. Negative currency impacts, primarily the weaker Euro, reduced sales by 9%. For the six-month period underlying sales were comparable to the prior year as improved pricing partially offset lower volume. Volumes in Spain and Italy were below the prior year comparable period primarily due to packaged gases, where customer demand was weaker due to lower industrial economic activity.

Operating profit decreased by $4 million, or 6%, for the second quarter and $4 million, or 3% for the six months ended June 30, 2012 versus the respective 2011 periods. Excluding the Yara Praxair acquisition and the negative currency impact, underlying operating profit decreased primarily driven by lower volumes. Volumes decreased operating profit by 9% for the second quarter and 8% for the six month period, partially offset by higher pricing. Operating margins were below the prior-year period. Excluding the impact of currency, depreciation increased $5 million and $11 million for the quarter and six-months period ended June 30, 2012, respectively, due primarily to the acquisition of Yara Praxair and the start up of a plant in Germany.

South America

	Quarter Ended June 30,			Six Months Ended June 30,
	2012	2011	Variance	2012	2011	Variance

Sales	$520	$611	(15)%	$1,082	$1,169	(7)%
Cost of sales, exclusive of depreciation and amortization	300	340		627	650

Gross margin	220	271		455	519
Operating expenses	64	80		136	148
Depreciation and amortization	46	52		94	99

Operating profit	$110	$139	(21)%	$225	$272	(17)%

Margin %	21.2%	22.7%		20.8%	23.3%

	2012 vs. 2011		2012 vs. 2011
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit

Factors Contributing to Changes
Volume	(1)%	—%	—%	—%
Price	2%	7%	2%	11%
Cost pass-through	—%	—%	1%	—%
Currency	(16)%	(21)%	(10)%	(14)%
Other	—%	(7)%	—%	(14)%

	(15)%	(21)%	(7)%	(17)%

The following tables provide sales by end-market and distribution method:

	Quarter Ended June 30,			Six Months Ended June 30,
	% of Sales		% Change Organic Sales	% of Sales		% Change Organic Sales
	2012	2011		2012	2011
Sales by End Markets
Manufacturing	22%	23%	(2)%	23%	23%	—%
Metals	29%	28%	5%	28%	27%	7%
Energy	5%	4%	9%	4%	4%	6%
Chemicals	5%	6%	(3)%	5%	6%	—%
Healthcare	17%	14%	19%	16%	14%	16%
Food & Beverage	11%	11%	(2)%	12%	11%	4%
Other	11%	14%	(21)%	12%	15%	(15)%

	100%	100%		100%	100%

	Quarter Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2012	2011	2012	2011
Sales by Distribution Method
On- Site	22%	21%	21%	21%
Packaged Gas	24%	25%	24%	25%
Merchant	37%	37%	37%	38%
Other	17%	17%	18%	16%

	100%	100%	100%	100%

Sales decreased $91 million, or 15%, in the second quarter and $87 million, or 7%, for the six-months ended June 30, 2012 versus the respective 2011 periods. Underlying sales grew 1% for the quarter and 2% for the six-months, primarily due to improved pricing in both periods partially offset by lower volumes versus 2011. Negative currency impacts, primarily the weakening of the Brazilian Real against the US Dollar, reduced sales by 16% in the quarter and 10% for the six months versus 2011. Higher volumes from new on-site production facilities were more than offset by lower volumes to merchant and packaged gas customers largely attributable to the lower industrial production rates in Brazil. By end-market, year-over-year sales increased to metals, healthcare and energy customers, and were lower to manufacturing customers.

Operating profit decreased in the 2012 periods versus 2011, primarily due to currency translation impacts which reduced operating profit by 21% in the quarter and 14% for the six-months versus the respective 2011 periods. Excluding currency effects, operating profit in the quarter was comparable to the prior year, and decreased 3% for the six-months versus 2011. Higher pricing in the 2012 periods increased operating profit and largely offset cost increases primarily related to power, distribution and cost inflation. A lower mix of higher margin packaged gas and merchant liquid volumes contributed to a lower gross margin and lower operating profit. Other operating expenses were below prior year amounts due primarily to currency impacts. Additionally, the current quarter included a charge related to cost reduction actions. Depreciation and amortization includes increased costs related to the start up of new on-site production facilities but was more than offset by the impacts of currency translation. The six-month period also included a first quarter benefit from litigation settlements, which was largely offset by charges in connection with business restructurings in Brazil, Chile and Colombia.

Asia

	Quarter Ended June 30,			Six Months Ended June 30,
	2012	2011	Variance	2012	2011	Variance

Sales	$348	$348	—%	$682	$665	3%
Cost of sales, exclusive of depreciation and amortization	233	229		458	438

Gross margin	115	119		224	227
Operating expenses	15	24		36	48
Depreciation and amortization	32	32		63	63

Operating profit	$68	$63	8%	$125	$116	8%

Margin %	19.5%	18.1%		18.3%	17.4%

	2012 vs. 2011		2012 vs. 2011
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit

Factors Contributing to Changes
Volume	3%	(2)%	4%	—%
Price	(1)%	(6)%	(1)%	(5)%
Cost pass-through	1%	—%	2%	—%
Currency	(3)%	(3)%	(2)%	(2)%
Other	—%	19%	—%	15%

	—%	8%	3%	8%

The following tables provide sales by end-market and distribution method:

	Quarter Ended June 30,			Six Months Ended June 30,
	% of Sales		% Change Organic Sales	% of Sales		% Change Organic Sales
	2012	2011		2012	2011
Sales by End Markets
Manufacturing	12%	13%	—%	12%	13%	(1)%
Metals	24%	23%	14%	25%	22%	17%
Chemicals	10%	10%	5%	11%	10%	8%
Electronics	38%	40%	(3)%	38%	40%	(5)%
Other	16%	14%	4%	14%	15%	3%

	100%	100%		100%	100%

	Quarter Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2012	2011	2012	2011
Sales by Distribution Method
On- Site	40%	38%	40%	38%
Packaged Gas	13%	14%	13%	14%
Merchant	30%	31%	30%	31%
Other	17%	17%	17%	17%

	100%	100%	100%	100%

Segment sales are comparable to prior year for the second quarter and increased $17 million, or 3%, for the six-months ended June 30, 2012 versus the respective 2011 periods. Volume growth increased sales 3% for the second quarter and 4% for the six-month periods primarily from higher on-site sales from new plant start-ups in China and India. Overall volume growth was mitigated by lower demand from the electronics end-market including semiconductor, flat panel display, and solar customers. Lower merchant pricing, primarily due to the electronics end-market, reduced sales by 1% for both the quarter and six-month period as compared to the prior year. Negative currency impacts, primarily the weakening of the Indian Rupee against the US Dollar, reduced sales by 3% in the quarter and 2% for the six months versus 2011. By end-market, sales increased to metals and chemicals customers, and decreased to electronics customers for both periods. Cost pass-through increased sales by 1% for the quarter and 2% for the six-month period and relates to the contractual pass through of precious metals and power costs fluctuations, with minimal impact on operating profit.

Operating profit grew $5 million, or 8%, for the second quarter and $9 million, or 8%, for six months ended June 30, 2012 versus the respective 2011 periods. Higher volumes resulted in a 2% decrease in operating profit, for the second quarter, primarily due to unfavorable mix. Lower price decreased operating profit by 6% and 5% in the quarter and six-month period, respectively. Operating profit included a gain on a land sale in Korea for both the quarter and six-months ended June 30, 2012. This gain was partially offset by inflationary cost increases.

Surface Technologies

	Quarter Ended June 30,			Six Months Ended June 30,
	2012	2011	Variance	2012	2011	Variance

Sales	$168	$168	—%	$337	$325	4%
Cost of sales, exclusive of depreciation and amortization	110	110		220	213

Gross margin	58	58		117	112
Operating expenses	20	20		42	38
Depreciation and amortization	11	11		22	22

Operating profit	$27	$27	—%	$53	$52	2%

Margin %	16.1%	16.1%		15.7%	16.0%

	2012 vs. 2011		2012 vs. 2011
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume/Price	4%	13%	5%	14%
Cost pass-through	—%	—%	1%	—%
Currency	(4)%	(4)%	(2)%	(3)%
Other	—%	(9)%	—%	(9)%

	—%	—%	4%	2%

The following table provide sales by end-market:

	Quarter Ended June 30, 2012			Six Months Ended June 30, 2012
	% of Sales		% Change Organic Sales	% of Sales		% Change Organic Sales
	2012	2011		2012	2011
Sales by End Markets
Manufacturing	13%	13%	5%	14%	14%	9%
Metals	7%	11%	(33)%	7%	10%	(21)%
Energy	28%	23%	27%	28%	24%	23%
Aerospace	34%	32%	12%	34%	31%	14%
Other	18%	21%	(11)%	17%	21%	(12)%

	100%	100%		100%	100%

Segment sales for the quarter were comparable to prior year and increased $12 million, or 4%, for the six months ended June 30, 2012 versus 2011. Underlying sales increased 4% and 5% driven by higher volumes and pricing. Sales increase came from higher aerospace coatings, and increased coatings for energy markets, primarily oil and gas. Cost pass-through impact of 1% for year-to-date relates to the pass through of metal costs, used to make powders used in thermal spray coatings, with no impact on operating profit. Currency translation negatively impacted sales by 4% and 2% for the quarter and six month periods, due primarily to the weakening of the Euro versus the U.S. Dollar.

Operating profit remained unchanged for the quarter and increased 2% for the six months ended June 30, 2012 versus the respective 2011 periods. Higher volumes and leverage from improved pricing increased operating profit. These benefits were offset in the quarter and largely offset for the six months by currency translation impacts and cost increases, primarily relating to employee wages and benefit costs, incentive plans expense and general cost inflation.

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

To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percent of YTD 2012 Consolidated Sales (a)	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		June 30,	December 31,
Currency		2012	2011	2012	2011
Brazil real	16%	1.86	1.63	2.02	1.88
Euro	14%	0.76	0.72	0.80	0.77
Canada dollar	9%	1.00	0.98	1.03	1.02
Mexico peso	6%	13.26	11.95	13.82	13.95
China yuan	4%	6.30	6.56	6.32	6.31
Korea won	3%	1,144	1,106	1,157	1,157
India rupee	2%	51.83	45.10	57.22	52.96
Singapore dollar	2%	1.27	1.26	1.28	1.30
Argentina peso	1%	4.40	4.05	4.53	4.30
Colombia peso	1%	1,792	1,836	1,785	1,943
Taiwan dollar	1%	29.70	29.21	29.90	30.30
Thailand bhat	1%	31.04	30.40	31.85	31.54
Venezuela bolivar	<1%	4.30	4.30	4.30	4.30

a)	Certain Surface technologies segment sales are included in European, Indian and Brazilian sales.

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Six Months Ended June 30,
	2012	2011

NET CASH PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
Net income - Praxair, Inc. plus depreciation and amortization	$1,347	$1,321
Noncontrolling interests	28	25

Net income plus depreciation and amortization (including noncontrolling interests)	1,375	1,346
Adjustments to reconcile net income to net cash provided by operating activities:
Working capital	(179)	(470)
Pension contributions	(109)	(85)
Long-term assets, liabilities and other	40	141

Net cash provided by operating activities	$1,127	$932

INVESTING ACTIVITIES
Capital expenditures	(1,047)	(767)
Acquisitions, net of cash acquired	(51)	(80)
Divestitures and asset sales	71	37

Net cash used for investing activities	$(1,027)	$(810)

FINANCING ACTIVITIES
Debt increases (reductions) - net	452	521
Issuances (purchases) of common stock - net	(206)	(343)
Cash dividends - Praxair, Inc. shareholders	(328)	(303)
Excess tax benefit on share-based compensation	44	41
Noncontrolling interest transactions and other	(41)	(1)

Net cash (used for) provided by financing activities	$(79)	$(85)

Cash Flow from Operations

Cash provided by operations of $1,127 million for the six months ended June 30, 2012 increased $195 million versus 2011. The increase was primarily due to higher net income – Praxair, Inc. plus lower working capital requirements, partially offset by a $24 million increase in pension contributions.

Praxair estimates that total 2012 contributions to its pension plans will be in the area of $120 million, of which $109 million have been made through June 30, 2012.

In July the Surface Transportation Extension Act of 2012 was passed in the United States that could impact companies’ pension funding requirements and pension expense. Praxair does not expect it to have a significant impact on future pension contributions or pension expense.

Investing

Net cash used for investing of $1,027 million for the six months ended June 30, 2012 increased $217 million versus 2011 primarily due to the $280 million increase in capital expenditures related largely to new production plants under contract for customers. Acquisitions of $51 million primarily relate to the acquisition of multiple packaged gas distributors in North America. Divestitures and asset sales of $71 million include the sale of an electronics business in the United States and a land sale in Korea.

Financing

Cash used by financing activities was $79 million in 2012 versus $85 million in 2011.

In 2012, net debt increases of $452 million contributed to the funding of $206 million of net common stock repurchases and $328 million of cash dividends. Cash dividends increased $25 million from the year ago period to $1.10 per share ($1.00 per share for 2011).

At June 30, 2012, Praxair’s total debt outstanding was $6,995 million, an increase of $433 million from December 31, 2011. In February 2012, Praxair issued $600 million of 2.45% notes due 2022, and in April 2012, Praxair repaid $500 million of 6.375% notes that became due.

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

The following are the non-GAAP measures presented in the MD&A:

	Quarter Ended June 30,
(Dollar amounts in millions, except per share data)	2012	2011
Debt-to-capital	53.3%	52.2%*
After-tax return on capital	14.2%	14.7%
Return on equity	29.7%	27.1%
EBITDA	$893	$892
Debt-to-EBITDA	1.9	1.7

*	As of December 31, 2011

Debt-to-Capital Ratio

The debt-to-capital ratio is a measure used by investors, financial analysts and management to provide a measure of financial leverage and insights into how the company is financing its operations.

	June 30, 2012	December 31, 2011
(Dollar amounts in millions)
Total debt	6,995	6,562

Equity and redeemable noncontrolling interests
Redeemable noncontrolling interests	232	220
Praxair, Inc. shareholders’ equity	5,615	5,488
Noncontrolling interests	279	309

Total equity and redeemable noncontrolling interests	6,126	6,017

Total capital	13,121	12,579

DEBT-TO-CAPITAL RATIO	53.3%	52.2%

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

	Quarter Ended June 30,
	2012	2011
(Dollar amounts in millions)
Operating profit	636	627
Less: income taxes	(169)	(163)
Less: tax benefit on interest expense*	(9)	(10)
Add: equity income	10	11

Net operating profit after-tax (NOPAT)	$468	$465

Beginning capital	$13,355	$12,375
Ending capital	$13,121	$12,889
Average capital	$13,238	$12,632

ROC%	3.5%	3.7%
ROC% (annualized)	14.2%	14.7%

*	Tax benefit on interest expense is computed using the effective rate. The effective tax rate used was 28% for 2012 and 2011.

Return on Praxair, Inc. Shareholders’ Equity (ROE)

Return on Praxair, Inc. shareholders’ equity is a measure used by investors, financial analysts and management to evaluate operating performance from a Praxair shareholder perspective. ROE measures the net income attributable to Praxair, Inc. that the company was able to generate with the money shareholders have invested.

	Quarter Ended June 30,
	2012	2011
(Dollar amounts in millions)
Net income - Praxair, Inc.	$429	$425

Beginning Praxair, Inc. shareholders’ equity	$5,940	$6,165
Ending Praxair, Inc. shareholders’ equity	$5,615	$6,400
Average Praxair, Inc. shareholders’ equity	$5,778	$6,283

ROE%	7.4%	6.8%

ROE% (annualized)	29.7%	27.1%

EBITDA and Debt-to-EBITDA Ratio

These measures are used by investors, financial analysts and management to assess a company’s ability to meet its financial obligations.

	Quarter Ended June 30,
	2012	2011
(Dollar amounts in millions)
Net Income - Praxair, Inc.	$429	$425

Add: noncontrolling interests	15	14
Add: interest expense - net	33	36
Add: income taxes	169	163
Add: depreciation and amortization	247	254

EBITDA	$893	$892

Beginning total debt	$6,856	$5,838
Ending total debt	$6,995	$6,119
Average total debt	$6,926	$5,979

DEBT-TO-EBITDA RATIO	7.8	6.7

DEBT-TO-EBITDA RATIO (annualized)	1.9	1.7

New Accounting Standards

Refer to Note 1 of the condensed consolidated financial statements for information regarding new accounting standards.

Outlook

Diluted earnings per share for the third quarter of 2012 are expected to be in the range of $1.35 to $1.40, and for the full year 2012 are expected to be in the range of $5.60 to $5.70. This guidance excludes the impact of potential restructuring and pension settlement costs and assumes an effective tax rate of about 28%. For the full year of 2012, Praxair expects sales in the range of $11.2 to $11.5 billion. As of June 30, 2012, full-year capital expenditures are expected to be in the range of $2.1 to $2.4 billion.

At June 30, 2012 Praxair’s backlog of large plants under construction was $2.5 billion. This represents the total estimated capital cost of large plants under construction. The company’s core business is to build, own, and operate industrial gas plants in order to supply atmospheric and process gases to customers. As such, Praxair believes that its backlog is an indicator of future sales growth.

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

Praxair has substantial international operations which are subject to risks including devaluations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest, possible nationalization and/or expropriation of assets, domestic and international tax laws and compliance with governmental regulations. These events could have an adverse effect on the international operations in the future by reducing the demand for its products, decreasing the prices at which it can sell its products, reducing the U.S. dollar value of revenue from international operations or otherwise having an adverse effect on its business. In particular, due to government actions related to business and currency regulations, there is considerable risk associated with operations in Venezuela. At June 30, 2012, Praxair’s sales and net assets in Venezuela were less than 1% of Praxair’s consolidated amounts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended June 30, 2012 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Program (2) (Millions)
April 2012	622	$112.64	622	$1,365
May 2012	409	$111.79	409	$1,319
June 2012	149	$104.18	149	$1,304

Second Quarter 2012	1,180	$111.28	1,180	$1,304

(1)	On January 24, 2012, the company’s board of directors approved the repurchase of an additional $1.5 billion of its common stock (2012 program) which could take place from time to time on the open market (which could include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions. The 2012 program does not have any stated expiration date.
(2)	As of June 30, 2012, the Company purchased $196 million of its common stock pursuant to the 2012 program, leaving an additional $1,304 million remaining authorized under the 2012 program. The 2012 program does not have any stated expiration date.

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

PRAXAIR, INC.

(Registrant)

Date: July 25, 2012	By: /s/ Elizabeth T. Hirsch

Elizabeth T. Hirsch
Vice President and Controller
(On behalf of the Registrant
and as Chief Accounting Officer)