Form 10-Q
period 2012-09-30
PRAXAIR INC
filed 2012-10-24
CIK 884905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

At September 30, 2012, 297,126,439 shares of common stock ($0.01 par value) of the Registrant were outstanding.

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Income - Praxair, Inc. and Subsidiaries Quarters Ended September 30, 2012 and 2011 (Unaudited)	1

	Consolidated Statements of Income - Praxair, Inc. and Subsidiaries Nine Months Ended September 30, 2012 and 2011 (Unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income (Loss) - Praxair, Inc. and Subsidiaries Quarters Ended September 30, 2012 and 2011 (Unaudited)	3

	Condensed Consolidated Statements of Comprehensive Income (Loss) - Praxair, Inc. and Subsidiaries Nine Months Ended September 30, 2012 and 2011 (Unaudited)	3

	Condensed Consolidated Balance Sheets - Praxair, Inc. and Subsidiaries September 30, 2012 and December 31, 2011 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows - Praxair, Inc. and Subsidiaries Nine Months Ended September 30, 2012 and 2011 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements - Praxair, Inc. and Subsidiaries (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	53

Item 4.	Controls and Procedures	53

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	54

Item 1A.	Risk Factors	54

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3.	Defaults Upon Senior Securities	59

Item 4.	Mine Safety Disclosures	59

Item 5.	Other Information	59

Item 6.	Exhibits	59

Signature		60

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions of dollars, except per share data)

(UNAUDITED)

	Quarter Ended September 30,
	2012	2011
SALES	$2,774	$2,896
Cost of sales, exclusive of depreciation and amortization	1,595	1,684
Selling, general and administrative	306	307
Depreciation and amortization	248	256
Research and development	24	22
Cost reduction program and other charges	65	—
Other income (expense) - net	22	5

OPERATING PROFIT	558	632
Interest expense - net	36	36

INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	522	596
Income taxes	90	166

INCOME BEFORE EQUITY INVESTMENTS	432	430
Income from equity investments	8	13

NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	440	443
Less: noncontrolling interests	(10)	(14)

NET INCOME - PRAXAIR, INC.	$430	$429

PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS

Basic earnings per share	$1.44	$1.42

Diluted earnings per share	$1.43	$1.40

Cash dividends per share	$0.55	$0.50

WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	298,416	301,594
Diluted shares outstanding	301,731	305,623

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions of dollars, except per share data)

(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
SALES	$8,425	$8,456
Cost of sales, exclusive of depreciation and amortization	4,813	4,860
Selling, general and administrative	951	924
Depreciation and amortization	747	754
Research and development	73	67
Cost reduction program and other charges	65	—
Other income (expense) - net	45	(1)

OPERATING PROFIT	1,821	1,850
Interest expense - net	106	107

INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	1,715	1,743
Income taxes	424	485

INCOME BEFORE EQUITY INVESTMENTS	1,291	1,258
Income from equity investments	25	33

NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	1,316	1,291
Less: noncontrolling interests	(38)	(39)

NET INCOME - PRAXAIR, INC.	$1,278	$1,252

PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS

Basic earnings per share	$4.28	$4.13

Diluted earnings per share	$4.23	$4.07

Cash dividends per share	$1.65	$1.50

WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	298,793	303,125
Diluted shares outstanding	302,352	307,581

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Millions of dollars)

(UNAUDITED)

	Quarter Ended September 30,
	2012	2011

NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$440	$443

OTHER COMPREHENSIVE INCOME (LOSS) (Net of Tax)
Translation adjustments (Note 13)	245	(718)
Derivative instruments (Note 5)	(5)	(8)
Funded status - retirement obligations (Note 10)	6	7

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	686	(276)
Less: noncontrolling interests	(17)	(2)

COMPREHENSIVE INCOME (LOSS) - PRAXAIR, INC.	$669	$(278)

	Nine Months Ended September 30,
	2012	2011

NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$1,316	$1,291

OTHER COMPREHENSIVE INCOME (LOSS) (Net of Tax)
Translation adjustments (Note 13)	(31)	(355)
Derivative instruments (Note 5)	—	(8)
Funded status - retirement obligations (Note 10)	22	12

COMPREHENSIVE INCOME (INCLUDING NONCONTROLLING INTERESTS)	1,307	940
Less: noncontrolling interests	(36)	(42)

COMPREHENSIVE INCOME - PRAXAIR, INC.	$1,271	$898

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in millions)

(UNAUDITED)

	September 30, 2012	December 31, 2011

ASSETS

Cash and cash equivalents	$108	$90
Accounts receivable - net	1,901	1,795
Inventories	483	456
Prepaid and other current assets	361	266

TOTAL CURRENT ASSETS	2,853	2,607
Property, plant and equipment (less accumulated depreciation of $11,056 in 2012 and $10,497 in 2011)	11,074	10,131
Goodwill	2,381	2,372
Other intangible assets - net	146	167
Other long-term assets	1,185	1,079

TOTAL ASSETS	$17,639	$16,356

LIABILITIES AND EQUITY
Accounts payable	$919	$896
Short-term debt	587	337
Current portion of long-term debt	160	387
Other current liabilities	882	915

TOTAL CURRENT LIABILITIES	2,548	2,535

Long-term debt	6,389	5,838
Other long-term liabilities	2,113	1,966

TOTAL LIABILITIES	11,050	10,339

Commitments and contingencies (Note 11)
Redeemable noncontrolling interests (Note 13)	243	220

Praxair, Inc. Shareholders’ Equity:
Common stock $0.01 par value, authorized - 800,000,000 shares, issued 2012 - 383,022,847 shares and 2011 - 382,854,272 shares	4	4
Additional paid-in capital	3,862	3,809
Retained earnings	9,285	8,510
Accumulated other comprehensive income (loss)	(1,753)	(1,746)
Treasury stock, at cost (2012 - 85,896,408 shares and 2011 - 84,324,255 shares)	(5,383)	(5,089)

Total Praxair, Inc. Shareholders’ Equity	6,015	5,488
Noncontrolling interests	331	309

TOTAL EQUITY	6,346	5,797

TOTAL LIABILITIES AND EQUITY	$17,639	$16,356

The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions of dollars)

(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011

OPERATIONS
Net income - Praxair, Inc.	$1,278	$1,252
Noncontrolling interests	38	39

Net income (including noncontrolling interests)	1,316	1,291

Adjustments to reconcile net income to net cash provided by operating activities:
Cost reduction program, net of payments	52	—
Depreciation and amortization	747	754
Deferred income taxes	202	33
Share-based compensation	52	46
Accounts receivable	(107)	(202)
Inventory	(30)	(43)
Prepaid and other current assets	(106)	(5)
Payables and accruals	(75)	(48)
Pension contributions	(112)	(87)
Long-term assets, liabilities and other	(66)	(75)

Net cash provided by operating activities	1,873	1,664

INVESTING
Capital expenditures	(1,594)	(1,225)
Acquisitions, net of cash acquired	(109)	(99)
Divestitures and asset sales	77	40

Net cash used for investing activities	(1,626)	(1,284)

FINANCING
Short-term debt borrowings (repayments) - net	243	101
Long-term debt borrowings	1,416	1,199
Long-term debt repayments	(1,076)	(575)
Issuances of common stock	126	164
Purchases of common stock	(438)	(758)
Cash dividends - Praxair, Inc. shareholders	(492)	(453)
Excess tax benefit on share-based compensation	50	47
Noncontrolling interest transactions and other	(55)	(4)

Net cash (used for) provided by financing activities	(226)	(279)

Effect of exchange rate changes on cash and cash equivalents	(3)	(15)

Change in cash and cash equivalents	18	86
Cash and cash equivalents, beginning-of-period	90	39

Cash and cash equivalents, end-of-period	$108	$125

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

Accounting Standards Implemented in 2012

The following standards were effective for Praxair in 2012 and their adoption did not have a significant impact on the condensed consolidated financial statements:

•

Testing for Goodwill Impairment - In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. This guidance provides companies with the option to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform a quantitative two-step goodwill impairment test. Praxair applied the updated guidance during its annual goodwill review performed in the second quarter of 2012. Refer to Note 8.

•

Other Comprehensive Income - In June 2011, the FASB issued (and subsequently amended in December 2011) a revised standard regarding the presentation of other comprehensive income. Praxair has elected a two-statement approach. Refer to the Condensed Consolidated Statements of Comprehensive Income (Loss) following the Consolidated Statements of Income.

•

Expanded Disclosures for Fair Value Measurements - In May 2011, the FASB issued additional guidance expanding the disclosures for Fair Value Measurements, particularly Level 3 inputs. Refer to Note 6 for the additional guidance, as applicable.

•

Testing Indefinite-Lived Intangible Assets for Impairment - In July 2012, the FASB issued updated guidance on the testing of indefinite-lived intangible assets for impairment. This guidance provides companies with the option to apply a qualitative approach to determine if it is more-likely-than-not that the asset might be impaired and whether it is necessary to perform a quantitative test. Early adoption is permitted and did not have an impact on Praxair’s consolidated financial statements.

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

2. Cost Reduction Program and Other Charges - Net

The quarter and nine months ended September 30, 2012 include the following items which are recorded in the condensed consolidated financial statements:

(Millions of dollars)	Operating Loss	Income Tax Benefit	Noncontrolling Interests	Net Income (Loss) – Praxair, Inc.
Cost reduction program	($56)	($16)	($2)	($38)
Pension settlement charge	(9)	(3)	—	(6)
Income tax benefit	—	(55)	—	55

Total	($65)	($74)	($2)	$11

Cost Reduction Program

In the third quarter of 2012, Praxair recorded pre-tax charges totaling $56 million ($38 million after-tax and noncontrolling interest), relating to severance and business restructuring actions primarily in Europe within the industrial gases and surface technologies businesses. The cost reduction program was initiated primarily in response to the continuing economic downturn in Europe.

The following is a summary of the charges by reportable segment:

(Millions of dollars)	Severance Costs	Costs Associated with Exit or Disposal Activities	Total Cost Reduction Program
North America	$1	$—	$1
Europe	28	8	36
South America	1	—	1
Asia	2	—	2
Surface Technologies	11	5	16

Total	$43	$13	$56

The severance costs of $43 million are for the termination of approximately 410 employees, primarily in Europe (industrial gases and surface technologies) of which approximately 65 have been terminated as of September 30, 2012. The remaining employees are expected to be terminated in the next twelve months. These actions reflect the continued business slow-down in Europe and result from a decision to eliminate and/or restructure operations and product lines.

The costs associated with exit or disposal activities of $13 million include asset write-downs and other costs associated with a decision to eliminate and/or restructure operations and product lines. In Europe the costs primarily relate to the elimination and consolidation of operations in Spain. In Surface Technologies, the costs relate to the consolidation/rationalization of operations and product lines, primarily in Germany and Italy.

The following table summarizes the activities related to the third quarter 2012:

(Millions of dollars)	Severance Costs	Costs Associated with Exit or Disposal Activities	Total Cost Reduction Program
Cost reduction program	$43	$13	$56
Less: Cash payments	(4)	—	(4)
Less: Non-cash asset write-offs	—	(9)	(9)
Foreign currency translation	1	—	1

Balance, September 30, 2012	$40	$4	$44

Pension Settlement Charge

During 2011, a number of senior managers retired. These retirees are covered by the U.S. supplemental pension plan which provides for a lump sum benefit payment option. Under certain circumstances, such lump sum payments must be accounted for as a settlement of the related pension obligation, but only when paid. Accordingly, Praxair recorded a settlement charge related to net unrecognized actuarial losses of $9 million ($6 million after-tax) in July 2012 when cash payments were made.

Income Tax Benefit

In 2011 Praxair requested a pre-filing agreement (“PFA”) with the U.S. Internal Revenue Service (“IRS”) related to a loss on a liquidated subsidiary resulting from the divestiture of the U.S. Homecare Business. During the third quarter of 2012, the IRS approved the PFA resulting in a net income tax benefit of $55 million.

Classification in the consolidated financial statements

The $65 million of operating loss from the cost reduction program and pension settlement is shown as a separate line item on the consolidated statements of income. The $74 million tax benefit resulting from the pre-filing agreement, cost reduction program and pension settlement charge is reflected in income taxes. In the balance sheets, asset write-offs are recorded as a reduction to the carrying value of the related assets and unpaid amounts are recorded as short-term liabilities. As of September 30, 2012, there is a short-term liability of $44 million which is anticipated to be paid during the next 12-month period. On the consolidated statement of cash flows, the pre-tax loss from the cost reduction program, net of cash payments, is shown as an adjustment to reconcile net income to net cash provided by operating activities. In Note 12, Praxair excluded these items in its management definition of segment operating profit; a reconciliation of segments operating profit to consolidated operating profit is shown within the operating profit table.

3. Supplemental Information

Inventories

The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	September 30, 2012	December 31, 2011
Inventories
Raw materials and supplies	$165	$153
Work in process	63	58
Finished goods	255	245

Total inventories	$483	$456

Long-term receivables

Long-term receivables are not material and are largely reserved. Such long-term receivables are included within other long-term assets in the condensed consolidated balance sheets and totaled $47 million and $53 million at September 30, 2012 and December 31, 2011, respectively, net of reserves of $44 million and $64 million, respectively. The amounts in both periods relate primarily to government receivables in Brazil and other long-term notes receivable from customers. Collectability is reviewed regularly and uncollectible amounts are written-off as appropriate. The reduction in the balances during 2012 was due primarily to the collection of a portion of the government receivables, foreign currency movements and the write-off of a long-term note receivable which was fully reserved.

4. Debt

The following is a summary of Praxair’s outstanding debt at September 30, 2012 and December 31, 2011:

(Millions of dollars)	September 30, 2012	December 31, 2011

SHORT-TERM
Commercial paper and U.S. bank borrowings	$466	$159
Other bank borrowings (primarily international)	121	178

Total short-term debt	587	337

LONG-TERM
U.S. borrowings
Commercial paper		—
6.375% Notes due 2012 (e)	—	501
1.75% Notes due 2012 (a, b, d)	401	405
3.95% Notes due 2013 (d)	350	350
2.125% Notes due 2013(a, b, d)	506	513
4.375% Notes due 2014(a)	299	299
5.25% Notes due 2014	400	400
4.625% Notes due 2015	500	500
3.25% Notes due 2015(a, b)	431	434
5.375% Notes due 2016	400	400
5.20% Notes due 2017	325	325
4.50% Notes due 2019(a)	598	597
3.00% Notes due 2021(a)	498	498
4.05% Notes due 2021(a)	496	496
2.45% Notes due 2022(a, c)	598	—
2.20% Notes due 2022(a, c)	499	—
Other	5	6

International bank borrowings	233	490
Obligations under capital leases	10	11

	6,549	6,225
Less: current portion of long-term debt	(160)	(387)

Total long-term debt	6,389	5,838

Total debt	$7,136	$6,562

(a)	Amounts are net of unamortized discounts.
(b)	September 30, 2012 and December 31, 2011 include a $39 million and $54 million fair value increase, respectively, related to hedge accounting. See Note 5 for additional information.
(c)	For the nine months ended September 30, 2012, Praxair issued the following notes totaling $1.1 billion: $600 million of 2.45% notes due 2022 and $500 million of 2.20% notes due 2022. The proceeds of both issuances were used for general corporate purposes.
(d)	Classified as long-term because of the Company’s intent to refinance this debt on a long-term basis and the availability of such financing under the terms of an existing long-term agreement.
(e)	In April 2012, Praxair repaid $500 million of 6.375% notes that became due.

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

The following table is a summary of the notional amount and fair value of derivatives outstanding at September 30, 2012 and December 31, 2011:

			Fair Value
	Notional Amounts		Assets		Liabilities
(Millions of dollars)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011

Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$1,902	$1,541	$—	$2	$4	$2

Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted purchases (a)	$16	$59	$—	$—	$—	$2
Interest rate contracts:
Interest rate swaps (b)	400	400	32	35	—	—

Total	$416	$459	$32	$35	$—	$2

Total Derivatives	$2,318	$2,000	$32	$37	$4	$4

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.
(b)	Assets are recorded in long term assets.

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

Anticipated Net Income

Historically Praxair has entered into anticipated net income hedge contracts consisting of foreign currency options and forwards related primarily to anticipated net income in Brazil, Europe and Canada. Although there were no anticipated net income hedges outstanding as of September 30, 2012 and December 31, 2011, such derivatives were outstanding during the nine month periods ended September 30, 2012 and 2011. Over the term of the contracts, the fair value adjustments from net-income hedging contracts are largely offset by the impacts on reported net income resulting from currency translation. The accounting rules pertaining to derivatives and hedging do not allow hedges of anticipated net income to be designated as hedging instruments.

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

Interest Rate Contracts

Outstanding Interest Rate Swaps

At September 30, 2012, Praxair had an interest-rate swap agreement outstanding related to the $400 million 3.25% fixed-rate notes that mature in 2015 which effectively convert fixed-rate interest to variable-rate interest. This swap agreement was designated as a fair value hedge with the resulting fair value adjustments recognized in earnings along with an equally offsetting charge / benefit to earnings for the changes in the fair value of the underlying debt instrument. At September 30, 2012, $32 million was recognized as an increase in the fair value of this note ($35 million at December 31, 2011).

Terminated Interest Rate Swaps

The following table summarizes information related to terminated interest rate swap contracts:

	Year Terminated	Original Gain	Amount of Gain Recognized in Earnings (a)		Amount of Gain Recognized in Earnings (a)		Unrecognized Gain (a)
			Quarter Ended		Nine Months Ended		September 30, 2012	December 31, 2011
(Millions of Dollars)			September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Interest Rate Swaps

Underlying debt instrument (b):
$500 million 2.125% fixed-rate notes that mature in 2013	2011	$18	$2	$1	$7	$1	$6	$13

$400 million 1.75% fixed-rate notes that mature in 2012	2010	13	1	2	4	3	1	5

$500 million 6.375% fixed-rate notes that matured in 2012	2002	47	—	1	1	2	—	1

Total		$78	$3	$4	$12	$6	$7	$19

(a)	The unrecognized gain for terminated interest rate swaps is shown as an increase to long-term debt and will be recognized on a straight line basis to interest expense - net over the term of the underlying debt agreements. Upon settlement of the underlying interest rate contract, the cash received is reflected within the Noncontrolling interest transactions and other in the financing section of the consolidated statement of cash flows.
(b)	The notional amounts of the interest rate contracts are equal to the underlying debt instruments.

Terminated Treasury Rate Locks

The following table summarizes the unrecognized gains (losses) related to terminated treasury rate lock contracts:

	Year Terminated	Original Gain / (Loss)	Unrecognized Gain / (Loss) (a)
(Millions of Dollars)			September 30, 2012	December 31, 2011

Treasury Rate Locks
Underlying debt instrument:
$500 million 2.20% fixed-rate notes that mature in 2022 (b)	2012	$(2)	(2)	—

$500 million 3.00% fixed-rate notes that mature in 2021 (b)	2011	$(11)	(10)	(11)

$600 million 4.50% fixed-rate notes that mature in 2019 (b)	2009	16	11	12

$500 million 4.625% fixed-rate notes that mature in 2015 (b)	2008	(7)	(2)	(3)

Total - pre-tax			$(3)	$(2)
Less: income taxes			1	1

After- tax amounts			$(2)	$(1)

(a)	The unrecognized gains / (losses) for the treasury rate locks are shown in accumulated other comprehensive income (“AOCI”) and are being recognized on a straight line basis to interest expense – net over the term of the underlying debt agreements. The cash received or paid was reflected within the noncontrolling interest transactions and other in the financing section of the consolidated statement of cash flows. Refer to the table below summarizing the impact on the company’s consolidated statements of income and AOCI for current period gain (loss) recognition.
(b)	The notional amount of the treasury rate lock contracts are equal to the underlying debt instrument with the exception of the treasury rate lock contract entered into to hedge the $600 million 4.50% fixed-rate notes that mature in 2019. The notional amount of this contract was $500 million.

The following table summarizes the impacts of the company’s derivatives on the condensed consolidated statements of income and AOCI:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (a)
	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2012	2011	2012	2011
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$29	$(10)	$47	$(16)
Other balance sheet items	—	(9)	(5)	(4)
Anticipated net income	—	6	(4)	1

Total	$29	$(13)	$38	$(19)

	Quarter Ended
	Amount of Gain (Loss) Recognized in AOCI (b)		Amount of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Income (c)		Net Change in AOCI
(Millions of dollars)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Derivatives Designated as Hedging Instruments

Currency contracts:

Forecasted purchases (b)	$1	$(1)	$—	$—	$1	$(1)
Interest rate contracts:
Treasury rate locks (b)	(8)	(11)	—	—	(8)	(11)

Total - pre tax	$(7)	$(12)	$—	$—	$(7)	$(12)
Less: income taxes	2	4	—	—	2	4

Total - Net of Taxes	$(5)	$(8)	$—	$—	$(5)	$(8)

	Nine Months Ended
	Amount of Gain (Loss) Recognized in AOCI (b)		Amount of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Income (c)		Net Change in AOCI
(Millions of dollars)	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Derivatives Designated as Hedging Instruments

Currency contracts:

Forecasted purchases (b)	$1	$(1)	$—	$—	$1	$(1)
Interest rate contracts:
Treasury rate locks (b)	(1)	(11)	—	—	(1)	(11)

Total - pre tax	$—	$(12)	$—	$—	$—	$(12)
Less: income taxes	—	4	—	—	—	4

Total - Net of Taxes	$—	$(8)	$—	$—	$—	$(8)

(a)	The gains (losses) on balance sheet items are offset by gains (losses) recorded on the underlying hedged assets and liabilities. The gains (losses) for the derivatives and the underlying hedged assets and liabilities related to debt items are recorded in the consolidated statements of income as interest expense-net. Other balance sheet items and anticipated net income gains (losses) are recorded in the consolidated statements of income as other income (expenses)-net.
(b)	The gains (losses) on forecasted purchases and treasury rate locks are recorded as a component of AOCI within derivative instruments in the consolidated statements of equity. There was no ineffectiveness for these instruments during 2012 or 2011.
(c)	The gains (losses) on forecasted purchases are reclassified to the depreciation and amortization expense on a straight-line basis consistent with the useful life of the underlying asset. The gains (losses) for interest rate contracts are reclassified to earnings as interest expense –net on a straight-line basis over the remaining maturity of the underlying debt. Net gains (losses) of $1 million are expected to be reclassified to earnings during the next twelve months.

6. Fair Value Disclosures

The fair value hierarchy prioritizes the input to valuation techniques used to measure fair value into three broad levels as follows:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes assets and liabilities measured at fair value on a recurring basis:

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Assets
Derivatives	—	—	$32	$37	—	—

Liabilities
Derivatives	—	—	$4	$4	—	—

The fair values of the derivative assets and liabilities are based on market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third-party pricing services, brokers and market transactions.

The fair values of cash and cash equivalents, short-term debt, accounts receivable-net, and accounts payable approximate carrying amounts because of the short maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for similar issues, which is deemed a level 2 measurement. At September 30, 2012, the estimated fair value of Praxair’s long-term debt portfolio was $7,019 million versus a carrying value of $6,549 million. At December 31, 2011, the estimated fair value of Praxair’s long-term debt portfolio was $6,692 million versus a carrying value of $6,225 million. Differences from carrying amounts are attributable to interest-rate changes subsequent to when the debt was issued.

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

7. Earnings Per Share – Praxair, Inc. Shareholders

Basic earnings per share is computed by dividing Net Income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator (Millions of dollars)
Net income - Praxair, Inc.	$430	$429	$1,278	$1,252

Denominator (Thousands of shares)
Weighted average shares outstanding	297,843	300,966	298,224	302,499
Shares earned and issuable under compensation plans	573	628	569	626

Weighted average shares used in basic earnings per share	298,416	301,594	298,793	303,125
Effect of dilutive securities
Stock options and awards	3,315	4,029	3,559	4,456

Weighted average shares used in diluted earnings per share	301,731	305,623	302,352	307,581

Basic Earnings Per Share	$1.44	$1.42	$4.28	$4.13
Diluted Earnings Per Share	$1.43	$1.40	$4.23	$4.07

Stock options of 1,601,765 and 1,594,165 were antidilutive and therefore excluded in the computation of diluted earnings per share for the quarter and nine months ended September 30, 2012. There were no antidilutive shares for the quarter and nine months ended September 30, 2011.

8. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2012 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total

Balance, December 31, 2011	$1,375	$215	$618	$24	$140	$2,372
Acquisitions	12	—	1	—	—	13
Purchase adjustments & other	(9)	—	—	—	—	(9)
Foreign currency translation	15	(19)	8	—	1	5

Balance, September 30, 2012	$1,393	$196	$627	$24	$141	$2,381

Praxair has performed its goodwill impairment tests annually during the second quarter of each year, and historically has determined that the fair value of each of its reporting units was substantially in excess of its carrying value. For the 2012 test completed during the second quarter, Praxair applied the FASB’s updated accounting guidance (refer to Note 1) which allows the Company to first assess qualitative factors to determine the extent of additional quantitative analysis, if any, that may be required to test goodwill for impairment. Based on the qualitative assessments performed, Praxair concluded that it was more likely than not that the fair value of each reporting unit substantially exceeded its carrying value and therefore, further quantitative analysis was not required. As a result, no impairment was recorded. There were no indicators of impairment through September 30, 2012.

Changes in the carrying amounts of other intangibles for the nine months ended September 30, 2012 were as follows:

(Millions of dollars)	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total

Cost:
Balance, December 31, 2011	$208	$37	$27	$272
Additions	14	2	—	16
Foreign currency translation	2	—	1	3
Other	(22)	(5)	(6)	(33)

Balance, September 30, 2012	$202	$34	$22	$258

Less: Accumulated amortization
Balance, December 31, 2011	$(75)	$(20)	$(10)	$(105)
Amortization expense	(10)	(4)	(1)	(15)
Foreign currency translation	(1)	—	—	(1)
Other	3	5	1	9

Balance, September 30, 2012	$(83)	$(19)	$(10)	$(112)

Net balance at September 30, 2012	$119	$15	$12	$146

There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 12 years.

Total estimated annual amortization expense is as follows:

(Millions of dollars)

Remaining 2012	$6
2013	21
2014	19
2015	18
2016	17
Thereafter	65

$146

9. Share-Based Compensation

Share-based compensation of $17 million ($12 million after-tax) and $16 million ($11 million after-tax) was recognized during the quarters ended September 30, 2012 and 2011, respectively. Share-based compensation of $52 million ($36 million after-tax) and $46 million ($32 million after-tax) was recognized for the nine months ended September 30, 2012 and 2011, respectively. The expense was recorded primarily in selling, general and administrative expenses. There was no share-based compensation cost that was capitalized. For further details regarding Praxair’s share-based compensation arrangements and prior year grants, refer to Note 15 to the consolidated financial statements of Praxair’s 2011 Annual Report on Form 10-K.

Stock Options

The weighted-average fair value of options granted during nine months ended September 30, 2012 was $17.43 ($17.70 in 2011) based on the Black-Scholes Options-Pricing model. The decrease in grant date fair value year-over-year is attributable to the impact of lower interest rates partially offset by increases in Praxair’s stock price.

The following weighted-average assumptions were used for grants in 2012 and 2011 :

	Nine Months Ended September 30,
	2012	2011
Dividend yield	2.0%	2.0%
Volatility	22.5%	22.3%
Risk-free interest rate	0.86%	2.2%
Expected term years	5	5

The following table summarizes option activity under the plans as of September 30, 2012 and changes during the nine months period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value

Outstanding at January 1, 2012	13,540	$65.30
Granted	1,650	109.64
Exercised	(2,174)	51.92
Cancelled or Expired	(63)	101.78

Outstanding at September 30, 2012	12,953	73.02	5.7	$400

Exercisable at September 30, 2012	9,855	$64.23	4.8	$391

The aggregate intrinsic value represents the difference between the company’s closing stock price of $103.88 as of September 30, 2012 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during the quarter and nine months ended September 30, 2012 was $15 million and $129 million, respectively ($18 million and $165 million during the same time periods in 2011, respectively).

Cash received from option exercises under all share-based payment arrangements for the quarter and nine months ended September 30, 2012 was $15 million and $113 million ($18 million and $152 million for the same time periods in 2011, respectively). The cash tax benefit realized from share-based compensation totaled $7 million and $68 million for the quarter and nine months ended September 30, 2012, of which $50 million in excess tax benefits was classified as financing cash flows for the nine months ended September 30, 2012 ($5 million and $57 million tax benefit for the same periods 2011 of which $47 million represented excess tax benefit for the nine months ended September 30, 2011).

As of September 30, 2012, $32 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1 year.

Performance-Based and Restricted Stock Awards

During the nine months ended September 30, 2012, the company granted performance-based stock units to employees which vest on the third anniversary of their grant date. The actual number of shares issued in settlement of a vested award can range from zero to 150 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three-year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s common stock on the date of the grant and the estimated performance that will be achieved. Compensation expense will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved.

During the nine months ended September 30, 2012, the company also granted restricted stock units to employees. The majority of the restricted stock units vest at the end of or ratably over a three-year service period. Compensation expense related to the restricted stock units is recognized on a straight-line basis over the vesting period.

The weighted-average fair value of performance-based stock and restricted stock units granted during the nine months ended September 30, 2012 was $103.13 and $103.81, respectively ($92.06 and $92.34 for the same period in 2011). This is based on the closing market price of Praxair’s common stock on the grant date adjusted for dividends that will not be paid during the vesting period.

The following table summarizes non-vested performance-based and restricted stock award activity as of September 30, 2012 and changes during the nine months then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value

Non-vested at January 1, 2012	962	$71.58	340	$75.51
Granted (a)	403	103.13	110	103.81
Vested	(508)	56.41	(99)	63.27
Cancelled	(15)	90.37	(12)	83.83

Non-vested at September 30, 2012	842	$88.87	339	$88.12

(a)	Performance-based stock unit grants during 2012 include 120 thousand shares relating to the actual payout of the 2009 PSU grants. The original grant date fair value of these shares was $56.02, the cost of which was expensed in prior periods.

As of September 30, 2012, based on current estimates of future performance, $36 million of unrecognized compensation cost related to performance-based awards is expected to be recognized through the first quarter of 2015 and $16 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized primarily through the second quarter of 2017.

10. Retirement Programs

The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarters and nine-months ended September 30, 2012 and 2011 are shown below:

	Quarter Ended September 30,				Nine Months Ended September 30,
	Pensions		OPEB		Pensions		OPEB
(Millions of dollars)	2012	2011	2012	2011	2012	2011	2012	2011

Service cost	$12	$11	$1	$1	$37	$33	$3	$3
Interest cost	30	31	3	4	91	94	9	12
Expected return on plan assets	(38)	(38)	—	—	(116)	(114)	—	—
Net amortization and deferral	17	12	(2)	(2)	51	35	(5)	(6)

Net periodic benefit cost before pension settlement charge	21	16	2	3	63	48	7	9
Pension settlement charge (Note 2)	9	—	—	—	9	—	—	—

Net periodic benefit cost	$30	$16	$2	$3	$72	$48	$7	$9

Praxair estimates that 2012 contributions to its pension plans will be in the area of $120 million, of which $112 million have been made through September 30, 2012.

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

After enrollment in the amnesty programs, at September 30, 2012 the most significant remaining claims relate to state VAT tax matters associated with procedural issues and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $195 million. Praxair has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

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

12. Segments

Sales and operating profit by segment for the quarters and nine-month periods ended September 30, 2012 and 2011 are shown below. For a description of Praxair’s operating segments, refer to Note 18 to the consolidated financial statements of Praxair’s 2011 Annual Report on Form 10-K.

	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2012	2011 (b)	2012	2011 (b)

SALES(a)
North America	$1,391	$1,416	$4,182	$4,102
Europe	352	361	1,111	1,076
South America	516	607	1,598	1,776
Asia	358	349	1,040	1,014
Surface Technologies	157	163	494	488

	$2,774	$2,896	$8,425	$8,456

OPERATING PROFIT
North America	$374	$340	$1,098	$978
Europe	60	68	196	208
South America	112	140	337	412
Asia	52	58	177	174
Surface Technologies	25	26	78	78

Segment operating profit	623	632	1,886	1,850
Cost reduction program and other charges (Note 2)	(65)	—	(65)	—

Total operating profit	$558	$632	$1,821	$1,850

(a)	Intersegment sales, primarily from North America to other segments, were not significant for the quarters and nine months ended September 30, 2012 and 2011.
(b)	During the 2012 first quarter, Praxair changed the measurement of its segment sales and operating profit to be based on the country in which the customer is domiciled instead of where the company’s selling subsidiary is domiciled. The company believes these changes better represent the sales and profitability by geographic segment. These changes primarily relate to helium and specialty gas sales and result in slightly higher sales and operating profit in the Europe and Asia segments with offsetting declines in the North America segment. Prior period amounts have been reclassified to conform to the current year presentation.

13. Equity and Redeemable Noncontrolling Interests

Equity

A summary of the changes in total equity for the quarters and nine months ended September 30, 2012 and 2011 is provided below:

(Millions of dollars)
	Quarter Ended September 30,
	2012			2011
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance, beginning of period	$5,615	$279	$5,894	$6,400	$370	$6,770
Net income (b)	430	5	435	429	14	443
Translation adjustments	238	7	245	(706)	(12)	(718)

Derivative instruments, net of $2 million taxes in 2012 and $4 million taxes 2011	(5)	—	(5)	(8)	—	(8)

Funded status - retirement obligations, net of $4 million in 2012 and $5 million taxes in 2011	6	—	6	7	—	7
Noncontrolling interests:
Additions (reductions) (a)	—	45	45	—	—	—
Dividends and other capital reductions	—	(5)	(5)	—	(4)	(4)
Redemption value adjustments	(5)	—	(5)	—	—	—

Dividends to Praxair, Inc. common stock holders ($0.55 per share in 2012 and $0.50 per share in 2011)	(164)	—	(164)	(150)	—	(150)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	3	—	3	2	—	2
For employee savings and incentive plans	20	—	20	23	—	23
Purchases of common stock	(146)	—	(146)	(275)	—	(275)
Tax benefit from share-based compensation	6	—	6	15	—	15
Share-based compensation	17	—	17	16	—	16

Balance, end of period	$6,015	$331	$6,346	$5,753	$368	$6,121

	Nine Months Ended September 30,
	2012			2011
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity

Balance, beginning of period	$5,488	$309	$5,797	$5,792	$353	$6,145
Net income (b)	1,278	23	1,301	1,252	39	1,291
Translation adjustments	(29)	(2)	(31)	(358)	3	(355)

Derivative instruments, net of less than $1 million taxes in 2012 and $4 million taxes in 2011	—	—	—	(8)	—	(8)

Funded status - retirement obligations, net of $11 million taxes in 2012 and $1 million taxes in 2011	22	—	22	12	—	12
Noncontrolling interests:
Additions (reductions) (a)	—	45	45	—	(1)	(1)
Dividends and other capital reductions	—	(44)	(44)	—	(26)	(26)
Redemption value adjustments	(11)	—	(11)	—	—	—

Dividends to Praxair, Inc. common stock holders ($1.65 per share in 2012 and $1.50 per share in 2011)	(492)	—	(492)	(453)	—	(453)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	6	—	6	6	—	6
For employee savings and incentive plans	108	—	108	167	—	167
Purchases of common stock	(459)	—	(459)	(753)	—	(753)
Tax benefit from stock options	52	—	52	50	—	50
Share-based compensation	52	—	52	46	—	46

Balance, end of period	$6,015	$331	$6,346	$5,753	$368	$6,121

(a)	Praxair increased (decreased) its ownership in certain consolidated subsidiaries. The difference between the purchase price and the related noncontrolling interests was recorded as a decrease in Praxair’s additional paid-in-capital.
(b)	In 2012, Net income for noncontrolling interests excludes Net income related to redeemable noncontrolling interests of $5 million and $15 million for the quarter and nine months ended September 30, 2012, respectively, which is not part of total equity (see below). There were no redeemable noncontrolling interests recorded at September 30, 2011.

The components of AOCI are as follows:

	September 30,	December 31,
(Millions of dollars)	2012	2011

Cumulative translation adjustments (CTA)	$(1,088)	$(1,057)
Derivative instruments	(5)	(5)
Funded status - retirement obligations	(662)	(684)

	(1,755)	(1,746)
Noncontrolling interests (CTA)	2	—

AOCI - Praxair, Inc.	$(1,753)	$(1,746)

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

The following is a summary of redeemable noncontrolling interests for the nine months ended September 30, 2012:

(Millions of dollars)
Balance, December 31, 2011	$220
Net income	15
Distributions to noncontrolling interest	(8)
Redemption value adjustment/accretion	11
Foreign currency translation and other	5

Balance, September 30, 2012	$243

14. Income Taxes

In June 2012, the Company settled its 2007 and 2008 U.S. income tax audit with the Internal Revenue Service. The settlement was not significant to the consolidated financial statements.

In 2011, the Company requested a pre-filing agreement (“PFA”) with the U.S. Internal Revenue Service related to a loss of a liquidated subsidiary as a result of the divestiture of the U.S. Homecare business. The PFA was settled during the third quarter of 2012. Refer to Note 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Adjusted Amounts and Comparisons

The discussion of consolidated results and outlook in this Management’s Discussion and Analysis (MD&A) as it relates to the quarter and nine month periods are based on adjusted amounts for 2012. The adjusted amounts for 2012 are non-GAAP measures that supplement an understanding of the company’s financial information by presenting information that investors, financial analysts and management use to help evaluate the company’s performance and ongoing business trends on a comparable basis. See the “Consolidated Results” section of this MD&A for a summary of these adjusted amounts. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A.

Consolidated Results

Praxair’s sales in the third quarter were 4% below the prior-year quarter. Sales grew 4% from higher prices and acquisitions. This growth was offset by the negative effects of foreign currency translation due to the strengthening of the US dollar against most major currencies, and lower cost pass-through, primarily lower natural gas prices. Overall volumes were flat as compared to the prior year. Sales growth was strongest to metals and energy markets. Higher volumes in Asia from new plant start-ups were offset primarily by lower volumes in Europe and South America due to softer macroeconomic conditions, which reduced demand in those geographies from manufacturing and metals customers. Sales growth in North America was mitigated by lower cost pass-through and negative currency effects. North America volumes were flat as compared to prior year as weaker demand from electronics and chemicals customers was offset by growth in other markets. New project development activity continues to be strong in North America, South America, and Asia. Adjusted operating profit was 1% below the prior-year quarter. Excluding currency effects, adjusted operating profit grew 7% from price, productivity gains, acquisitions, and an increase in other income.

The following table provides summary data for the quarters and nine months ended September 30, 2012 and 2011:

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in millions, except per share data)	2012	2011	Variance	2012	2011	Variance
Reported Amounts
Sales	$2,774	$2,896	(4)%	$8,425	$8,456	(0)%
Cost of sales, exclusive of depreciation and amortization	$1,595	$1,684	(5)%	$4,813	$4,860	(1)%
Gross margin	$1,179	$1,212	(3)%	$3,612	$3,596	0%
As a percent of sales	42.5%	41.9%		42.9%	42.5%
Selling, general and administrative	$306	$307	—	$951	$924	3%
As a percent of sales	11.0%	10.6%		11.3%	10.9%
Depreciation and amortization	$248	$256	(3)%	$747	$754	(1)%
Cost reduction program and other charges (a)	$65	$—	—	$65	$—	—
Other income (expense) - net	$22	$5		$45	$(1)
Operating profit	$558	$632	(12)%	$1,821	$1,850	(2)%
As a percent of sales	20.1%	21.8%		21.6%	21.9%
Interest expense - net	$36	$36	—	$106	$107	(1)%
Effective tax rate	17.2%	27.9%		24.7%	27.8%
Income from equity investments	$8	$13	(38)%	$25	$33	(24)%
Noncontrolling interests	$(10)	$(14)	(29)%	$(38)	$(39)	(3)%
Net income - Praxair, Inc.	$430	$429	—	$1,278	$1,252	2%
Diluted earnings per share	$1.43	$1.40	2%	$4.23	$4.07	4%
Diluted shares outstanding	301,731	305,623	(1)%	302,352	307,581	(2)%

Adjusted Amounts for 2012 (a,b)
Operating profit	$623	$632	(1)%	$1,886	$1,850	2%
As a percent of sales	22.5%	21.8%		22.4%	21.9%
Effective tax rate	27.9%	27.9%		28.0%	27.8%
Noncontrolling interests	$(12)	$(14)	(14)%	$(40)	$(39)	3%
Net income - Praxair, Inc.	$419	$429	(2)%	$1,267	$1,252	1%
Diluted earnings per share	$1.39	$1.40	(1)%	$4.19	$4.07	3%

(a)	See Note 2 to the condensed consolidated financial statements.
(b)	Adjusted amounts for 2012 are non-GAAP measures and are presented to facilitate comparisons with 2011, which are not adjusted. Non-GAAP adjustments for 2012 are summarized below and a reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A.

The following items were recorded in the condensed consolidated financial statements and were excluded for adjusted amounts. See Note 2 to the condensed consolidated financial statements for a more detailed description of these items.

(Millions of dollars)	Operating Loss	Income Tax Benefit	Noncontrolling Interests	Net Income (Loss) – Praxair, Inc.
Cost reduction program	$(56)	$(16)	$(2)	$(38)
Pension settlement Charge	(9)	(3)	—	(6)
Income tax benefit	—	(55)	—	55

Total	$(65)	$(74)	$(2)	$11

Cost Reduction Program

In the third quarter 2012, Praxair recorded pre-tax charges totaling $56 million ($38 million after-tax and noncontrolling interest), relating to severance and business restructuring actions primarily in Europe within the industrial gases and surface technologies businesses. The cost reduction program was initiated primarily in response to the continuing economic downturn in Europe.

Pension Settlement Charge

During 2011, a number of senior managers retired. These retirees are covered by the U.S. supplemental pension plan which provides for a lump sum benefit payment option. Under certain circumstances, such lump sum payments must be accounted for as a settlement of the related pension obligation, but only when paid. Accordingly, Praxair recorded a settlement charge related to net unrecognized actuarial losses of $9 million ($6 million after-tax) in July 2012 when cash payments were made.

Pre-filing Agreement

In 2011 Praxair requested a pre-filing agreement (“PFA”) with the U.S. Internal Revenue Service (“IRS”) related to a loss on a liquidated subsidiary resulting from the divestiture of the US Homecare Business. During the third quarter of 2012, the IRS approved the PFA resulting in a net income tax benefit of $55 million.

Results of Operations

As previously described, references to “adjusted” amounts refer to reported amounts adjusted to exclude the impact of special items and are non-GAAP measures. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A.

The change in consolidated sales and adjusted operating profit compared to the prior year is attributable to the following:

	Quarter Ended September 30, 2012 vs. 2011		Nine Months Ended September 30, 2012 vs. 2011
	% Change		% Change
	Sales	Adjusted Operating Profit	Sales	Adjusted Operating Profit
Factors Contributing to Changes
Volume	—%	(4)%	2%	1%
Price	2%	6%	2%	7%
Cost pass-through	(1)%	—%	(1)%	—%
Currency	(7)%	(8)%	(5)%	(6)%
Acquisitions/divestitures	2%	2%	2%	1%
Other	—%	3%	—%	(1)%

	(4)%	(1)%	—%	2%

The following tables provide sales by end-market and distribution method:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change	% of Sales		% Change
	2012	2011	Organic Sales*	2012	2011	Organic Sales*
Sales by End Markets
Manufacturing	25%	24%	3%	25%	24%	6%
Metals	17%	17%	6%	18%	18%	6%
Energy	12%	12%	5%	11%	11%	13%
Chemicals	10%	10%	(3)%	10%	10%	(1)%
Electronics	9%	9%	(3)%	9%	9%	(2)%
Healthcare	8%	8%	6%	8%	9%	6%
Food & Beverage	7%	6%	—%	6%	6%	—%
Aerospace	3%	3%	11%	3%	3%	10%
Other	9%	11%	(10)%	10%	10%	(4)%

	100%	100%		100%	100%

*	Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2012	2011	2012	2011
Sales by Distribution Method
On- Site	26%	25%	25%	25%
Packaged Gas	28%	27%	29%	28%
Merchant	32%	31%	31%	31%
Other	14%	17%	15%	16%

	100%	100%	100%	100%

Sales declined $122 million, or 4%, for the third quarter and decreased $31 million for the nine months ended September 30, 2012, versus the respective 2011 periods. For the quarter, sales growth from higher pricing and acquisitions was offset by the negative effects of foreign currency translation and lower cost pass-through. Overall volumes were flat as compared to the prior year, as growth in Asia from new project start-ups was offset by lower volumes in other geographic segments, primarily Europe and South America, resulting from weaker macroeconomic conditions in those regions which curtailed customer demand. For the nine-month period, sales were comparable to the prior year. Underlying sales grew 4% from higher volumes and higher price. Acquisitions added 2% to sales growth. This growth was offset by negative currency translation effects and lower cost pass-through. By end-market, organic sales increased to energy, metals, manufacturing, and healthcare customers, for both the quarter and nine-month periods. Sales were lower to the chemical and electronics end-markets.

Gross margin decreased $33 million, or 3%, for the third quarter and increased $16 million for the year-to-date period, as compared to 2011. For the quarter, the decrease was primarily a result of negative currency effects which more than offset the increased margin from improved pricing. The increase for the year-to-date period came from higher volumes and price, largely offset by negative currency effects. Gross margin as a percentage of sales for the quarter and year-to-date periods increased modestly versus the respective prior year periods. Excluding the effect of lower cost pass-through, the gross margin percentage was comparable to the prior-year periods.

Selling, general and administrative expenses decreased $1 million for the quarter and increased $27 million for the nine-month period, as compared to 2011. The increase for the nine-month period is due to higher pension and benefit costs, and acquisitions, partially offset by negative currency effects.

Depreciation and amortization expense decreased $8 million for the quarter and $7 million for the nine months. In both periods, higher expense due to new plant start-ups and acquisitions was offset by currency impacts.

Other income (expense) – net was $22 million and $45 million benefit for the quarter and nine-month period, respectively, versus a $5 million benefit and $1 million expense in the respective 2011 periods. The quarter included, among other items, a gain on asset sale in North America, partially offset by other expenses. The nine-month period also included a gain on an asset sale in Korea, and a litigation settlement in South America, partially offset by severance and business restructuring charges in South America.

Adjusted operating profit decreased $9 million for the quarter and increased $36 million for the year-to-date period, versus 2011. Excluding currency effects, adjusted operating profit grew 7% for the quarter and 8% for the nine months as compared to the prior year from higher pricing and productivity. A discussion of operating profit by segment is included in the segment discussion that follows.

Interest expense-net is flat with the prior year for both the quarter and nine-month period despite higher debt levels due to lower interest rates.

The adjusted effective tax rate was 27.9% in both the third quarters of 2012 and 2011. For the 2012 year-to-date period, the adjusted effective tax rate was 28.0%, versus 27.8% in the respective 2011 period.

Praxair’s significant sources of equity income are in China, Italy, and the Middle East. Income from equity investments decreased $5 million for the quarter and $8 million for the nine months due primarily to the acquisition in 2011 of a controlling interest in an industrial gas business in Scandinavia, which required consolidation.

At September 30, adjusted non-controlling interests consisted primarily of non-controlling shareholders’ investments in Asia (primarily China and India), Europe (primarily Italy and Scandinavia), and North America (primarily within the US packaged gas business). Adjusted non-controlling interests decreased $2 million for the quarter and increased $1 million for the nine- month period versus the respective periods in 2011 due to lower earnings of these entities, including currency effects, which offset the consolidation of the Scandinavian business.

Adjusted net income-Praxair, Inc. decreased $10 million, or 2%, for the quarter due to lower operating profit. For the nine-month period, adjusted net income increased $15 million, or 1%. Adjusted EPS of $1.39 for the quarter compares to $1.40 in the 2011 quarter. Adjusted EPS is 1% below prior year, due to lower net income, partially offset by a lower outstanding diluted share count due to the company’s net repurchase of common stock. For the nine months, adjusted EPS of $4.19 is 3% above the prior year of $4.07.

Comprehensive income of $669 million includes a positive currency adjustment of $245 million, reflecting the impact of translating foreign subsidiary balance sheets to U.S. dollars using exchange rates as of September 30, 2012. In the 2011 quarter, this currency impact was a negative $718 million. For the nine-month period in 2012, the currency translation impact is not significant.

Segment Discussion

The following summary of sales and operating profit by segment provides a basis for the discussion that follows.

	Quarter ended September 30,			Nine Months Ended September 30,
(Dollar amounts in millions)	2012	2011 (a)	Variance	2012	2011 (a)	Variance

SALES
North America	$1,391	$1,416	(2)%	$4,182	$4,102	2%
Europe	352	361	(2)%	1,111	1,076	3%
South America	516	607	(15)%	1,598	1,776	(10)%
Asia	358	349	3%	1,040	1,014	3%
Surface Technologies	157	163	(4)%	494	488	1%

	$2,774	$2,896		$8,425	$8,456

OPERATING PROFIT
North America	$374	$340	10%	$1,098	$978	12%
Europe	60	68	(12)%	196	208	(6)%
South America	112	140	(20)%	337	412	(18)%
Asia	52	58	(10)%	177	174	2%
Surface Technologies	25	26	(4)%	78	78	—%

Segment operating profit	623	632	(1)%	1,886	1,850	2%
Cost reduction program and other charges (Note 2)	(65)	—		(65)	—

Total operating profit	$558	$632		$1,821	$1,850

a)	During the 2012 first quarter, Praxair changed the measurement of its segment sales and operating profit. Prior period amounts have been reclassified to conform to the current year classification (See Note 11). These reclassified amounts are reflected in the segment tables below.

North America

	Quarter Ended September 30,			Nine Months Ended September 30,
	2012	2011	Variance	2012	2011	Variance

Sales	$1,391	$1,416	(2)%	$4,182	$4,102	2%
Cost of sales, exclusive of depreciation and amortization	743	791		2,226	2,254

Gross margin	648	625		1,956	1,848
Operating expenses	149	161		487	499
Depreciation and amortization	125	124		371	371

Operating profit	$374	$340	10%	$1,098	$978	12%

Margin %	26.9%	24.0%		26.3%	23.8%

	Quarter Ended September 30, 2012 vs. 2011		Nine Months Ended September 30, 2012 vs. 2011
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	—%	—%	4%	7%
Price	2%	7%	2%	8%
Cost pass-through	(4)%	—%	(3)%	—%
Currency	(2)%	(2)%	(2)%	(2)%
Acquisitions/divestitures	2%	1%	1%	1%
Other	—%	4%	—%	(2)%

	(2)%	10%	2%	12%

The following tables provide sales by end-market and distribution method:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change	% of Sales		% Change
	2012	2011	Organic Sales	2012	2011	Organic Sales
Sales by End Markets
Manufacturing	32%	29%	7%	32%	29%	10%
Metals	13%	13%	5%	14%	13%	6%
Energy	17%	19%	6%	16%	18%	15%
Chemicals	10%	11%	(10)%	11%	11%	(5)%
Electronics	5%	6%	(15)%	5%	6%	(10)%
Healthcare	7%	7%	(1)%	7%	8%	(1)%
Food & Beverage	5%	5%	(2)%	5%	5%	(1)%
Aerospace	1%	1%	7%	1%	1	1%
Other	10%	9%	(7)%	9%	9%	1%

	100%	100%		100%	100%

	Quarter Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2012	2011	2012	2011
Sales by Distribution Method
On- Site	27%	29%	27%	28%
Packaged Gas	34%	30%	34%	31%
Merchant	33%	32%	32%	32%
Other	6%	9%	7%	9%

	100%	100%	100%	100%

Segment sales decreased $25 million, or 2%, for the third quarter and increased $80 million, or 2%, for the nine months ended September 30, 2012 versus the respective 2011 periods. In the quarter, sales grew $53 million, or 4%, due to increased pricing and acquisitions of packaged gas distributors. Volumes in the quarter were flat compared to the prior year as higher volumes to the manufacturing, metals and energy end-markets were offset by weaker volumes to the chemicals and electronics end-markets. Negative currency, primarily the Mexican Peso and Canadian Dollar against the U.S. Dollar, and cost pass-through, primarily lower natural gas prices passed through to hydrogen customers, reduced sales by 6%. For the nine month period, sales increased $275 million, or 7%, excluding currency and cost pass-through. Volumes, pricing and acquisitions increased sales by 4%, 2% and 1%, respectively, and were partially offset by the effects of currency and cost pass-through which reduced sales by 5%.

Operating profit increased $34 million, or 10%, for the third quarter and increased $120 million, or 12%, for the nine months ended September 30, 2012 versus the respective 2011 periods. Higher pricing, productivity savings and a gain on asset sale drove the increase and more than offset inflationary cost increases and the negative impact of currency translation. Higher volumes also contributed to the increase in the year-to-date period. The operating margin rose to 26.9% for the quarter and 26.3% for the year-to-date period.

Europe

	Quarter Ended September 30,			Nine Months Ended September 30,
	2012	2011	Variance %	2012	2011	Variance %

Sales	$352	$361	(2)%	$1,111	$1,076	3%
Cost of sales, exclusive of depreciation and amortization	204	213		634	625

Gross margin	148	148		477	451
Operating expenses	52	44		170	140
Depreciation and amortization	36	36		111	103

Operating profit	$60	$68	(12)%	$196	$208	(6)%

Margin %	17.0%	18.8%		17.6%	19.3%

	Quarter ended September 30, 2012 vs. 2011		Nine Months Ended September 30, 2012 vs. 2011
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	(2)%	(10)%	(2)%	(9)%
Price	1%	3%	1%	3%
Cost pass-through	(1)%	—%	(1)	—
Currency	(13)%	(17)%	(8)%	(9)%
Acquisitions/divestitures	13%	12%	13%	10%
Other	—%	—%	—%	(1)%

	(2)%	(12)%	3%	(6)%

The following tables provide sales by end-market and distribution method:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change	% of Sales		% Change
	2012	2011	Organic Sales	2012	2011	Organic Sales
Sales by End Markets
Manufacturing	22%	21%	(7)%	23%	21%	(4)%
Metals	16%	17%	(4)%	16%	18%	(3)%
Energy	4%	3%	(12)%	3%	3%	(11)%
Chemicals	16%	18%	(1)%	17%	18%	—%
Electronics	8%	8%	(3)%	8%	8%	(9)%
Healthcare	12%	12%	7%	11%	12%	2%
Food & Beverage	10%	7%	(8)%	9%	7%	(6)%
Aerospace	1%	1%	—%	1%	1%	—%
Other	11%	13%	(2)%	12%	12%	5%

	100%	100%		100%	100%

	Quarter Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2012	2011	2012	2011
Sales by Distribution Method
On- Site	19%	21%	20%	21%
Packaged Gas	42%	42%	42%	41%
Merchant	33%	32%	33%	32%
Other	6%	5%	5%	6%

	100%	100%	100%	100%

Segment sales decreased $9 million, or 2%, for the third quarter and increased $35 million, or 3%, for the nine months ended September 30, 2012 versus the respective 2011 periods. For the quarter underlying sales were relatively flat when compared to the prior year as improved pricing partially offset lower volume. Volumes in Spain and Italy were below prior year quarter primarily attributable to packaged gases, and Germany experienced decreased on-site volumes as customer demand has weakened due to lower industrial economic activity. The consolidation of Yara Praxair Holding AS (Yara Praxair) in October 2011 increased revenues by 13% for both the quarter and nine-months ended September 30, 2012. Excluding the impact of Yara Praxair and the 8% decrease in sales due to weaker currency (primarily the Euro) sales were slightly down for the nine-month period versus the prior year comparable period, as 1% higher pricing could not fully offset lower volumes. Volumes in Spain and Italy were below the prior year comparable period primarily due to packaged gases, where customer demand was weaker due to lower industrial economic activity.

Operating profit decreased by $8 million, or 12%, for the third quarter and $12 million, or 6% for the nine months ended September 30, 2012 versus the respective 2011 periods. Excluding the Yara Praxair acquisition and the negative currency impact, underlying operating profit decreased primarily driven by lower sales volumes. Volumes decreased operating profit by 10% for the third quarter and 9% for the nine month period, partially offset by improved pricing. Excluding the impact of currency, depreciation increased $5 million and $16 million for the quarter and nine-months period ended September 30, 2012, respectively, due primarily to the acquisition of Yara Praxair and the start up of a plant in Germany. Operating margins were below the prior-year periods, primarily due to difficulties increasing prices in line with operating cost inflation.

South America

	Quarter Ended September 30,			Nine Months Ended September 30,
	2012	2011	Variance	2012	2011	Variance

Sales	$516	$607	(15)%	$1,598	$1,776	(10)%
Cost of sales, exclusive of depreciation and amortization	294	339		921	989

Gross margin	222	268		677	787
Operating expenses	65	76		201	224
Depreciation and amortization	45	52		139	151

Operating profit	$112	$140	(20)%	$337	$412	(18)%

Margin %	21.7%	23.1%		21.1%	23.2%

	Quarter ended September 30,		Nine Months Ended September 30,
	2012 vs. 2011		2012 vs. 2011
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	(1)%	(11)%	—%	(4)%
Price	2%	9%	2%	10%
Cost pass-through	1%	—%	1%	—%
Currency	(17)%	(18)%	(13)%	(15)%
Other	—%	—%	—%	(9)%

	(15)%	(20)%	(10)%	(18)%

The following tables provide sales by end-market and distribution method:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change Organic Sales	% of Sales		% Change Organic Sales
	2012	2011		2012	2011
Sales by End Markets
Manufacturing	22%	24%	(2)%	23%	24%	(2)%
Metals	28%	27%	6%	28%	28%	7%
Energy	4%	5%	(11)%	4%	5%	(9)%
Chemicals	6%	6%	(6)%	6%	6%	(6)%
Healthcare	17%	14%	13%	16%	14%	16%
Food & Beverage	11%	11%	1%	12%	11%	—%
Other	12%	13%	(8)%	11%	12%	(1)%

	100%	100%		100%	100%

	Quarter Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2012	2011	2012	2011
Sales by Distribution Method
On- Site	23%	22%	22%	22%
Packaged Gas	25%	27%	24%	27%
Merchant	38%	38%	37%	39%
Other	14%	13%	17%	12%

	100%	100%	100%	100%

Sales decreased $91 million, or 15%, in the third quarter and $178 million, or 10%, for the nine-months ended September 30, 2012 versus the respective 2011 periods. Underlying sales grew 1% for the quarter and 2% for the nine-months, primarily due to improved pricing in both periods partially offset by lower volumes in the current quarter versus 2011. Negative currency impacts, primarily the weakening of the Brazilian Real against the U.S. Dollar, reduced sales by 17% in the quarter and 13% for the nine months versus 2011. Higher volumes from new on-site production facilities were more than offset by lower volumes to merchant and packaged gas customers largely attributable to the lower industrial production rates in Brazil. By end-market, year-over-year sales increased to metals and healthcare customers, and were lower to general manufacturing customers.

Operating profit decreased in the 2012 periods versus 2011, primarily due to currency translation impacts which reduced operating profit by 18% in the quarter and 15% for the nine-months versus the respective 2011 periods. Excluding currency effects, operating profit in the quarter decreased 2% from the prior year, and decreased 3% for the nine-months versus 2011. Higher pricing in the 2012 periods was more than offset by the impact of a lower mix of higher margin packaged gas and merchant liquid volumes. Reported operating expenses were below prior year amounts due primarily to currency impacts. Depreciation and amortization increased due to the start up of new on-site production facilities but was more than offset by the impacts of currency translation. The nine-month period also included a first-quarter benefit from litigation settlements, which was largely offset by charges in connection with business restructurings in Brazil, Chile and Colombia.

Asia

	Quarter Ended September 30,			Nine Months Ended September 30,
	2012	2011	Variance	2012	2011	Variance

Sales	$358	$349	3%	$1,040	$1,014	3%
Cost of sales, exclusive of depreciation and amortization	249	233		707	671

Gross margin	109	116		333	343
Operating expenses	27	25		63	73
Depreciation and amortization	30	33		93	96

Operating profit	$52	$58	(10)%	$177	$174	2%

Margin %	14.5%	16.6%		17.0%	17.2%

	Quarter ended September 30,		Nine Months Ended September 30,
	2012 vs. 2011		2012 vs. 2011
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	5%	—%	5%	—%
Price	(1)%	(3)%	(1)%	(4)%
Cost pass-through	3%	—%	2%	—%
Currency	(4)%	(4)%	(3)%	(3)%
Other	—%	(3)%	—%	9%

	3%	(10)%	3%	2%

The following tables provide sales by end-market and distribution method:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change Organic Sales	% of Sales		% Change Organic Sales
	2012	2011		2012	2011
Sales by End Markets
Manufacturing	11%	13%	(4)%	12%	13%	(2)%
Metals	24%	23%	19%	25%	22%	18%
Energy	—%	1%	—%	—%	1%	—%
Chemicals	11%	10%	17%	11%	10%	11%
Electronics	39%	39%	4%	38%	40%	(1)%
Healthcare	1%	1%	—%	1%	1%	—%
Food & Beverage	3%	4%	(12)%	3%	4%	(9)%
Aerospace	—%	—%	—%	—%	—%	—%
Other	11%	9%	23%	10%	9%	19%

	100%	100%		100%	100%

	Quarter Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2012	2011	2012	2011
Sales by Distribution Method
On- Site	42%	38%	41%	38%
Packaged Gas	11%	13%	12%	14%
Merchant	29%	32%	29%	31%
Other	18%	17%	18%	17%

	100%	100%	100%	100%

Segment sales increased $9 million, or 3%, in the third quarter and $26 million, or 3% for the nine-months ended September 30, 2012 versus the respective 2012 periods. Volume growth increased sales by 5% for the third quarter and nine-month periods due to higher on-site sales from new plant start-ups in China. Overall volume growth was mitigated by lower demand from the electronics end-market including semiconductor, flat panel display, and solar customers. Lower merchant pricing, primarily due to the electronics end-market, reduced sales for the quarter and nine-month periods as compared to the prior year. Negative currency impacts, primarily the weakening of the Indian Rupee against the U.S. Dollar, reduced sales by 4% in the quarter and 3% for the nine months versus 2011. By end-market, sales increased to metals and chemicals customers, and decreased to manufacturing and photovoltaic customers for both periods. Cost pass-through increased sales by 3% for the quarter and 2% for the nine-month period and relates to the contractual pass through of precious metals and power costs fluctuations, with minimal impact on operating profit.

Operating profit decreased $6 million, or 10%, for the third quarter and increased $3 million, or 2%, for nine months ended September 30, 2012 versus the respective 2011 periods. Higher volumes in both periods due to new plant start-ups increased operating profit; however, this was offset by lower sales of higher margin merchant volumes in China and Thailand. Lower price decreased operating profit by 3% and 4% in the quarter and nine-month period, respectively. Operating profit included a gain on a land sale in Korea for the nine-months ended September 30, 2012. This gain was partially offset by inflationary cost increases.

Surface Technologies

	Quarter Ended September 30,			Nine Months Ended September 30,
	2012	2011	Variance	2012	2011	Variance

Sales	$157	$163	(4)%	$494	$488	1%
Cost of sales, exclusive of depreciation and amortization	105	108		325	321

Gross margin	52	55		169	167
Operating expenses	17	18		59	56
Depreciation and amortization	10	11		32	33

Operating profit	$25	$26	(4)%	$78	$78	—%

Margin %	15.9%	16.0%		15.8%	16.0%

	Quarter ended September 30, 2012 vs. 2011		Nine Months Ended September 30, 2012 vs. 2011
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume/Price	2%	9%	4%	12%
Currency	(6)%	(8)%	(3)%	(5)%
Other	—%	(5)%	%	(7)%

	(4)%	(4)%	1%	—%

The following table provides sales by end-market:

	Quarter Ended September 30, 2012			Nine Months Ended September 30, 2012
	% of Sales		% Change	% of Sales		% Change
	2012	2011	Organic Sales	2012	2011	Organic Sales
Sales by End Markets
Manufacturing	14%	14%	3%	14%	14%	7%
Metals	8%	10%	(14)%	8%	10%	(18)%
Energy	28%	26%	10%	28%	25%	18%
Chemicals	3%	3%	—%	3%	3%	12%
Electronics	1%	—%	—%	1%	—%	—%
Food & Beverage	2%	2%	21%	3%	3%	14%
Aerospace	35%	31%	12%	34%	31%	12%
Other	9%	14%	(31)%	9%	14%	(25)%

	100%	100%		100%	100%

Segment sales decreased $6 million, or 4% for the quarter and increased $6 million, or 1%, for the nine months ended September 30, 2012 versus 2011. Underlying sales increased 2% and 4% driven by higher volumes and pricing. The underlying sales growth came from increased aerospace coatings and increased coatings for energy markets, particularly coatings for parts used in the oil and gas markets. Currency translation negatively impacted sales by 6% and 3% for the quarter and nine month periods, due primarily to the weakening of the Euro versus the U.S. Dollar.

Operating profit decreased 4% for the quarter and remained unchanged for the nine months ended September 30, 2012 versus the respective 2011 periods. For the quarter and nine-month period higher volumes and higher pricing increased operating profit by 9% and 12%, respectively. These increases were offset by negative currency impacts and higher costs as compared to the prior year, primarily relating to employee wages and benefit costs, incentive plans expense and general cost inflation.

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

To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percent of YTD 2012 Consolidated Sales (a)	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		September 30,	December 31,
Currency		2012	2011	2012	2011
Brazil real	16%	1.91	1.63	2.03	1.88
Euro	14%	0.78	0.71	0.78	0.77
Canada dollar	9%	1.01	0.98	0.98	1.02
Mexico peso	6%	13.32	11.95	12.92	13.95
China yuan	4%	6.31	6.52	6.34	6.31
Korea won	3%	1,144	1,094	1,121	1,157
India rupee	2%	53.17	45.10	53.58	52.96
Singapore dollar	2%	1.26	1.25	1.23	1.30
Argentina peso	1%	4.46	4.09	4.70	4.30
Colombia peso	1%	1,794	1,822	1,801	1,943
Taiwan dollar	1%	29.79	29.10	29.36	30.30
Thailand bhat	1%	31.22	30.33	30.98	31.54
Venezuela bolivar	1%	4.30	4.30	4.30	4.30

a)	Certain Surface technologies segment sales are included in European, Indian and Brazilian sales.

Liquidity, Capital Resources and Other Financial Data

The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Nine Months Ended September 30,
	2012	2011

NET CASH PROVIDED BY (USED FOR):

OPERATING ACTIVITIES
Net income - Praxair, Inc. plus depreciation and amortization	$2,025	$2,006
Noncontrolling interests	38	39

Net income plus depreciation and amortization (including noncontrolling interests)	2,063	2,045
Adjustments to reconcile net income to net cash provided by operating activities:
Cost reduction program (a)	52	—
Deferred income taxes	202	33
Working capital	(318)	(293)
Pension contributions	(112)	(87)
Long-term assets, liabilities and other	(14)	(34)

Net cash provided by operating activities	$1,873	$1,664

INVESTING ACTIVITIES
Capital expenditures	(1,594)	(1,225)
Acquisitions, net of cash acquired	(109)	(99)
Divestitures and asset sales	77	40

Net cash used for investing activities	$(1,626)	$(1,284)

FINANCING ACTIVITIES
Debt increases (reductions) - net	583	725
Issuances (purchases) of common stock - net	(312)	(594)
Cash dividends - Praxair, Inc. shareholders	(492)	(453)
Excess tax benefit on share-based compensation	50	47
Noncontrolling interest transactions and other	(55)	(4)

Net cash (used for) provided by financing activities	$(226)	$(279)

(a)	See Note 2 to the condensed consolidated financial statements.

Cash Flow from Operations

Cash provided by operations of $1,873 million for the nine months ended September 30, 2012 increased $209 million versus 2011. The increase was primarily due to higher net income – Praxair, Inc., and the impact of higher deferred income tax liabilities. These increases were partially offset by a $25 million increase in pension contributions.

Praxair estimates that total 2012 contributions to its pension plans will be in the area of $120 million, of which $112 million have been made through September 30, 2012. In addition, Praxair expects to make $44 million of cash payments in the next twelve months related to the cost reduction program (see Note 2).

In July the Moving Ahead for Progress in the 21st Century Act was passed in the United States that could impact companies’ pension funding requirements and pension expense. Praxair does not expect it to have a significant impact on future pension contributions or pension expense.

Investing

Net cash used for investing of $1,626 million for the nine months ended September 30, 2012 increased $342 million versus 2011 primarily due to the $369 million increase in capital expenditures related largely to new production plants under contract for customers. Acquisitions of $109 million primarily relate to several acquisitions within North America. Divestitures and asset sales of $77 million include the sale of an electronics business in the United States and a land sale in Korea.

Financing

Cash used by financing activities was $226 million in 2012 versus $279 million in 2011.

In 2012, net debt increases of $583 million contributed to the funding of $312 million of net common stock repurchases and $492 million of cash dividends. Cash dividends increased $39 million from the year ago period to $1.65 per share ($1.50 per share for 2011).

At September 30, 2012, Praxair’s total debt outstanding was $7,136 million, an increase of $574 million from December 31, 2011. In February 2012, Praxair issued $600 million of 2.45% notes due 2022, and in August 2012, Praxair issued $500 million of 2.20% notes due 2022. In April 2012, Praxair repaid $500 million of 6.375% notes that became due.

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

To be more consistent with the methodology used for annual reporting and to improve comparability, effective in the third quarter 2012 the company changed the methodology that it uses for calculating the following non-GAAP measures: Debt to capital, After-tax ROC, ROE, Debt-to-Adjusted EBITDA These calculations are now based on a rolling four quarters approach for the earnings component of the calculations (NOPAT, Net income- Praxair, Inc., Adjusted EBITDA) and a five quarter average for the balance sheet component of the calculation (capital, equity, debt). In addition, the company decided to use net debt instead of debt in the calculations. Net debt is defined as debt less cash and cash equivalents. Prior period amounts have been adjusted to conform to the current methodology.

The following are the non-GAAP measures presented in the MD&A:

	September 30,
(Dollar amounts in millions, except per share data)	2012	2011
Debt-to-capital	51.6%	51.8%*
After-tax return on capital	14.2%	14.8%
Return on equity	29.2%	27.2%
Debt-to-EBITDA	1.9	1.7

*	As of December 31, 2011

	Quarter Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Adjusted amounts:
Operating profit	$623	$632	$1,886	$1,850
As a percent of sales	22.5%	21.8%	22.4%	21.9%
Effective tax rate	27.9%	27.9%	28.0%	27.8%
Net income - Praxair, Inc.	$419	$429	$1,267	$1,252
Diluted earnings per share	$1.39	$1.40	$4.19	$4.07

Debt-to-Capital Ratio

The debt-to-capital ratio is a measure used by investors, financial analysts and management to provide a measure of financial leverage and insights into how the company is financing its operations.

	September 30,	December 31,
	2012	2011
(Dollar amounts in millions)
Debt	7,136	6,562
Less: cash and cash equivalents	(108)	(90)

Net debt	7,028	6,472

Equity and redeemable noncontrolling interests
Redeemable noncontrolling interests	243	220
Praxair, Inc. shareholders’ equity	6,015	5,488
Noncontrolling interests	331	309

Total equity and redeemable noncontrolling interests	6,589	6,017

Capital	13,617	12,489

DEBT-TO-CAPITAL RATIO	51.6%	51.8%

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

	2012			2011
	Four Quarter Trailing	Nine Months Ended September 30, 2012	Quarter Ended December 31, 2011	Four Quarter Trailing	Nine Months Ended September 30, 2011	Quarter Ended December 31, 2010
(Dollar amounts in millions)
Adjusted operating profit (see below)	2,505	1,886	619	2,413	1,850	563
Less: adjusted income taxes (see below)	(660)	(498)	(162)	(634)	(485)	(149)
Less: tax benefit on interest expense*	(40)	(29)	(11)	(38)	(30)	(8)
Add: equity income	32	25	7	44	33	11

Net operating profit after-tax (NOPAT)	1,837	1,384	453	1,785	1,368	417

Capital:
September 30th	13,617			12,306
June 30th	13,017			12,809
March 31st	13,248			12,289
December 31st, 2011 & 2010 respectively	12,489			11,663
September 30th, 2011 & 2010 respectively	12,306			11,336
Five-quarter average	12,935			12,081

After-tax ROC	14.2%			14.8%

*	Tax benefit on interest expense is computed using the effective rate. The effective tax rate used was 28% for 2012 and 2011.

Return on Praxair, Inc. Shareholders’ Equity (ROE)

Return on Praxair, Inc. shareholders’ equity is a measure used by investors, financial analysts and management to evaluate operating performance from a Praxair shareholder perspective. ROE measures the net income attributable to Praxair, Inc. that the company was able to generate with the money shareholders have invested.

	2012			2011
	Four Quarter Trailing	Nine Months Ended September 30, 2012	Quarter Ended December 31, 2011	Four Quarter Trailing	Nine Months Ended September 30, 2011	Quarter Ended December 31, 2010
(Dollar amounts in millions)
Adjusted Net income - Praxair, Inc. (see below)	1,681	1,267	414	1,640	1,252	388

Praxair, Inc. shareholders’ equity
September 30th	6,015			5,753
June 30th	5,615			6,400
March 31st	5,940			6,165
December 31st, 2011 & 2010 respectively	5,488			5,792
September 30th, 2011 & 2010 respectively	5,753			5,991
Five-quarter average	5,762			6,020

ROE	29.2%			27.2%

Adjusted EBITDA and Debt-to-Adjusted EBITDA Ratio

These measures are used by investors, financial analysts and management to assess a company’s ability to meet its financial obligations.

	2012			2011
	Four Quarter Trailing	Nine Months Ended September 30, 2012	Quarter Ended December 31, 2011	Four Quarter Trailing	Nine Months Ended September 30, 2011	Quarter Ended December 31, 2010
(Dollar amounts in millions)
Adjusted net income - Praxair, Inc. (see below)	$1,681	$1,267	$414	$1,640	$1,252	$388

Add: adjusted noncontrolling interest (see below)	52	40	12	48	39	9
Add: interest expense - net	144	106	38	135	107	28
Add: adjusted income taxes (see below)	660	498	162	634	485	149
Add: depreciation and amortization	996	747	249	994	754	240

Adjusted EBITDA	$3,533	$2,658	$875	$3,451	$2,637	$814

Net Debt:
September 30th	$7,028			$6,185
June 30th	$6,891			$6,039
March 31st	$6,749			$5,752
December 31st, 2011 & 2010 respectively	$6,472			$5,518
September 30th, 2011 & 2010 respectively	$6,185			$5,006
Five-quarter average	$6,665			$5,700

DEBT-TO-ADJUSTED EBITDA RATIO	1.9			1.7

Adjusted Amounts

Adjusted amounts for the quarter and nine month period ended September 30, 2012 exclude the impact of the pension settlement charge, cost reduction program and income tax benefit . The company does not believe these items are indicative of on-going business trends and, accordingly, the impact is excluded from the reported amounts so that investors can better evaluate and analyze historical and future business trends on a consistent basis. Certain 2011 amounts are included for reference purposes. Adjusted amounts for the fourth quarter 2011 and fourth quarter 2010 have been included for reference purposes and to facilitate the calculations contained herein.

	Quarter Ended September 30,		Nine Months Ended September 30,		Quarter Ended December 31,	Quarter Ended December 31
(Dollar amounts in millions, except per share data)	2012	2011	2012	2011	2011	2010
Adjusted Operating Profit and Margin

Reported operating profit	$558	$632	$1,821	$1,850	$618	$505

Add: Pension settlement charge	9	—	9	—	—	—
Add: Cost reduction program	56	—	56	—	40	—
Less: Gain on acquisition	—	—	—	—	(39)	—
Add: U.S. Homecare divestiture	—	—	—	—	—	58

Total adjustments	65	—	65	—	1	58

Adjusted operating profit	$623	$632	$1,886	$1,850	$619	$563

Reported percent change	(12)%		(2)%
Adjusted percent change	(1)%		2%

Adjusted Income Taxes and Effective Tax Rate
Reported income taxes	$90	$166	$424	$485	$156	$346
Add: Pension settlement charge	3	—	3	—	—	—
Add: Income tax benefit	55	—	55	—	—	—
Add: Cost reduction program	16	—	16	—	9	—
Less: Gain on acquisition	—	—	—	—	(3)	—
Less: Spanish income tax settlement	—	—	—	—	—	(250)
Add: U.S. Homecare divestiture	—	—	—	—	—	18
Add: Repatriation tax benefit	—	—	—	—	—	35

Total adjustments	74	—	74	—	6	(197)

Adjusted income taxes	$164	$166	$498	$485	$162	$149

	Quarter Ended September 30,		Nine Months Ended September 30,		Quarter Ended December 31,	Quarter Ended December 31
(Dollar amounts in millions, except per share data)	2012	2011	2012	2011	2011	2010
Reported income before income taxes and equity investments	$522	$596	$1,715	$1,743	$580	$477
Add: Pension settlement charge	9	—	9	—	—	—
Add: Cost reduction program	56	—	56	—	40	—
Less: Gain on acquisition	—	—	—	—	(39)	—
Add: U.S. Homecare divestiture	—	—	—	—	—	58

Total adjustments	65	—	65	—	1	58

Adjusted income before income taxes and equity investments	$587	$596	$1,780	$1,743	$581	$535

Adjusted effective tax rate	27.9%	27.9%	28.0%	27.8%	27.9%	27.9%

Adjusted Noncontrolling Interests
Reported noncontrolling interests	$10	$14	$38	$39	$11	$9
Add: Cost reduction program attributable to noncontrolling interests	2	—	2	—	—	—
Add: Gain on acquisition	—	—	—	—	1	—

Total adjustments	2	—	2	—	1	—

Adjusted Noncontrolling Interests	$12	$14	$40	$39	$12	$9

Adjusted Net Income - Praxair, Inc.
Reported net income - Praxair, Inc.	$430	$429	$1,278	$1,252	$420	$133
Add: Pension settlement charge	6	—	6	—	—	—
Less: Income tax benefit	(55)	—	(55)	—	—	—
Add: Cost reduction program	38	—	38	—	31	—
Less: Gain on acquisition	—	—	—	—	(37)	—
Add: Spanish income tax settlement	—	—	—	—	—	250
Add: U.S. Homecare divestiture	—	—	—	—	—	40
Less: Repatriation tax benefit	—	—	—	—	—	(35)

Total adjustments	(11)	—	(11)	—	(6)	255

Adjusted net income - Praxair, Inc.	$419	$429	$1,267	$1,252	$414	$388

Reported percent change	0%		2%
Adjusted percent change	(2)%		1%

	Quarter Ended September 30,		Nine Months Ended September 30,		Quarter Ended December 31,	Quarter Ended December 31
(Dollar amounts in millions, except per share data)	2012	2011	2012	2011	2011	2010
Adjusted Diluted Earnings Per Share

Reported diluted earnings per share	$1.43	$1.40	$4.23	$4.07	$1.38	$0.43
Add: Pension settlement charge	0.02	—	0.02	—	—	—

Less: Income tax benefit	(0.18)	—	(0.18)	—	—	—
Add: Cost reduction program	0.12	—	0.12	—	0.10	—
Less: Gain on acquisition	—	—	—	—	(0.12)	—
Add: Spanish income tax settlement	—	—	—	—	—	0.80
Add: U.S. Homecare divestiture	—	—	—	—	—	0.13
Less: Repatriation tax benefit	—	—	—	—	—	(0.11)

Total adjustments	(0.04)	—	(0.04)	—	(0.02)	0.82

Adjusted diluted earnings per share	$1.39	$1.40	$4.19	$4.07	$1.36	$1.25

Reported percent change	2%		4%
Adjusted percent change	(1)%		3%

Adjusted Full Year 2012 Diluted EPS Guidance

	Full Year 2012
	Low End	High End
Diluted EPS guidance	$5.58	$5.63
Non-GAAP adjustments:
Add: Pension settlement charge	0.02	0.02

Less: Income tax benefit	(0.18)	(0.18)
Add: Cost reduction program	0.12	0.12

Adjusted diluted EPS	$5.54	$5.59

Contractual Obligations Update

In its 2011 Annual Report on Form 10-K on pages 35 and 92, Praxair disclosed unconditional purchase obligations which included a multi-year contract for the purchase of silane. At September 30, 2012 the total purchase obligation for this contract is $169 million. Since the contract was signed, the market for silane has not developed as expected and prices have decreased due to lower demand from photovoltaics and consumer electronics markets, primarily in Asia. At September 30, 2012, Praxair’s current selling prices and estimated future demand for silane are in excess of its contractual purchase obligations under the contract. The company is continuously monitoring market developments.

New Accounting Standards

Refer to Note 1 of the condensed consolidated financial statements for information regarding new accounting standards.

Outlook

Diluted earnings per share for the fourth quarter of 2012 are expected to be in the range of $1.35 to $1.40.

Diluted earnings per share for the full year 2012 are expected to be in the range of $5.58 to $5.63. Adjusted diluted earnings per share for the full year 2012 are expected to be in the range of $5.54 to $5.59 which excludes the impact of the third quarter 2012 cost reduction program; pension settlement charge and income tax benefit and assumes an adjusted effective tax rate of about 28%.

For the full year of 2012, Praxair expects sales in the area of $11.2 billion. As of September 30, 2012, full-year capital expenditures are expected to be about $2.2 billion.

At September 30, 2012, Praxair’s backlog of large plants under construction was $2.6 billion. This represents the total estimated capital cost of large plants under construction. The company’s core business is to build, own, and operate industrial gas plants in order to supply atmospheric and process gases to customers. As such, Praxair believes that its backlog is an indicator of future sales growth.

Praxair provides quarterly updates on operating results, material trends that may affect financial performance, and financial earnings guidance via quarterly earnings releases and investor teleconferences. These updates are available on the company’s website, www.praxair.com, but are not incorporated herein.

Forward-looking Statements

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s reasonable expectations and assumptions as of the date the statements are made but involve risks and uncertainties. These risks and uncertainties include, without limitation: the performance of stock markets generally; developments in worldwide and national economies and other international events and circumstances; changes in foreign currencies and in interest rates; the cost and availability of electric power, natural gas and other raw materials; the ability to achieve price increases to offset cost increases; catastrophic events including natural disasters, epidemics and acts of war and terrorism; the ability to attract, hire, and retain qualified personnel; the impact of changes in financial accounting standards; the impact of changes in pension plan liabilities; the impact of tax, environmental, healthcare and other legislation and government regulation in jurisdictions in which the company operates; the cost and outcomes of investigations, litigation and regulatory proceedings; continued timely development and market acceptance of new products and applications; the impact of competitive products and pricing; future financial and operating performance of major customers and industries served; the impact of information technology system failures, network disruptions and breaches in data security; and the effectiveness and speed of integrating new acquisitions into the business. These risks and uncertainties may cause actual future results or circumstances to differ materially from the projections or estimates contained in the forward-looking statements. The company assumes no obligation to update or provide revisions to any forward-looking statement in response to changing circumstances. The above listed risks and uncertainties are further described in Item 1A (Risk Factors) in this report which should be reviewed carefully. Please consider the company’s forward-looking statements in light of those risks.

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

Praxair has substantial international operations which are subject to risks including devaluations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest, possible nationalization and/or expropriation of assets, domestic and international tax laws and compliance with governmental regulations. These events could have an adverse effect on the international operations in the future by reducing the demand for its products, decreasing the prices at which it can sell its products, reducing the U.S. dollar value of revenue from international operations or otherwise having an adverse effect on its business. In particular, due to government actions related to business and currency regulations, there is considerable risk associated with operations in Venezuela. At September 30, 2012, Praxair’s sales and net assets in Venezuela were less than 1% of Praxair’s consolidated amounts. Also, the Company is monitoring developments regarding the collectability of government receivables from healthcare sales to public hospitals in Spain and Italy where economic conditions remain challenging and uncertain. Historically, collection of such government receivables has extended well beyond the contractual terms of sale; however, payment has always been received. At September 30, 3012, government receivables in Spain and Italy totaled about $100 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended September 30, 2012 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Program (2) (Millions)
July 2012	199	$105.70	199	$1,283
August 2012	617	$105.52	617	$1,218
September 2012	568	$105.46	568	$1,158

Third Quarter 2012	1,384	$105.52	1,384	$1,158

(1)	On January 24, 2012, the company’s board of directors approved the repurchase of an additional $1.5 billion of its common stock (2012 program) which could take place from time to time on the open market (which could include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions. The 2012 program does not have any stated expiration date.
(2)	As of September 30, 2012, the Company purchased $342 million of its common stock pursuant to the 2012 program, leaving an additional $1,158 million remaining authorized under the 2012 program. The 2012 program does not have any stated expiration date.

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

PRAXAIR, INC.

(Registrant)

Date: October 24, 2012	By: /s/ Elizabeth T. Hirsch

Elizabeth T. Hirsch
Vice President and Controller
(On behalf of the Registrant
and as Chief Accounting Officer)