Form 10-K
period 2012-12-31
PRAXAIR INC
filed 2013-02-27
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
___________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-11037
 ___________________________________
Praxair, Inc.
___________________________________

Praxair, Inc.
39 Old Ridgebury Road	State of incorporation: Delaware
Danbury, Connecticut 06810-5113	IRS identification number: 06-124 9050
Tel. (203) 837-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Registered on:
Common Stock ($0.01 par value)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
___________________________________
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
Large accelerated filer  ☑    Accelerated filer  ☐    Non- accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2012, was approximately $32 billion (based on the closing sale price of the stock on that date as reported on the New York Stock Exchange).
At January 31, 2013, 296,188,748 shares of common stock of Praxair, Inc. were outstanding.
Documents incorporated by reference:
Portions of the Proxy Statement of Praxair, Inc., for its 2013 Annual Meeting of Shareholders, are incorporated in Part III of this report.

PRAXAIR, INC.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2012

Praxair, Inc. and Subsidiaries
PART I
ITEM 1.     BUSINESS
General
Praxair, Inc. (Praxair or the company) was founded in 1907 and became an independent publicly traded company in 1992. Praxair was the first company in the United States to produce oxygen from air using a cryogenic process and continues to be a major technological innovator in the industrial gases industry.
Praxair is the largest industrial gas supplier in North and South America, is rapidly growing in Asia, and has strong, well-established businesses in Europe. Praxair’s primary products in its industrial gases business are atmospheric gases (oxygen, nitrogen, argon, rare gases) and process gases (carbon dioxide, helium, hydrogen, electronic gases, specialty gases, acetylene). The company also designs, engineers, and builds equipment that produces industrial gases for internal use and external sale. The company’s surface technologies segment, operated through Praxair Surface Technologies, Inc., supplies wear-resistant and high-temperature corrosion-resistant metallic and ceramic coatings and powders. Praxair’s sales were $11,224 million, $11,252 million, and $10,116 million for 2012, 2011, and 2010, respectively. Refer to Note 18 to the consolidated financial statements for additional information related to Praxair’s reportable segments.
Praxair serves approximately 25 industries as diverse as healthcare and petroleum refining; computer-chip manufacturing and beverage carbonation; fiber-optics and steel making; and aerospace, chemicals and water treatment. In 2012, 94% of sales were generated in four geographic segments (North America, Europe, South America and Asia) primarily from the sale of industrial gases, with the balance generated from the surface technologies segment. Praxair provides a competitive advantage to its customers by continuously developing new products and applications, which allow them to improve their productivity, energy efficiency and environmental performance.
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
Process gases, including carbon dioxide, hydrogen, carbon monoxide, helium, specialty gases and acetylene are produced by methods other than air separation. Most carbon dioxide is purchased from by-product sources, including chemical plants, refineries and industrial processes and is recovered from carbon dioxide wells. Carbon dioxide is processed in Praxair’s plants to produce commercial and food-grade carbon dioxide. Hydrogen and carbon monoxide are produced by either steam methane reforming of natural gas or by purifying by-product sources obtained from the chemical and petrochemical industries. Most of the helium sold by Praxair is sourced from certain helium-rich natural gas streams in the United States, with additional supplies being acquired from outside the United States. Acetylene can be produced from calcium carbide and water. Praxair purchases a significant percentage as a chemical by-product.
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
Surface Technologies
Praxair Surface Technologies is a leading worldwide supplier of coatings services and thermal spray consumables to customers in the aircraft, energy, printing, primary metals, petrochemical, textile, and other industries. Its coatings are used to provide wear resistance, corrosion protection, thermal insulation, and many other surface-enhancing functions which serve to extend component life, enable optimal performance, and reduce operating costs. It also manufactures a complete line of electric arc, plasma and wire spray, and high-velocity oxy-fuel ("HVOF") equipment.
Inventories – Praxair carries inventories of merchant and cylinder gases, hardgoods and coatings materials to supply products to its customers on a reasonable delivery schedule. On-site plants and pipeline complexes have limited inventory. Inventory obsolescence is not material to Praxair’s business.
Customers – Praxair is not dependent upon a single customer or a few customers.
International – Praxair is a global enterprise with approximately 62% of its 2012 sales outside of the United States. It conducts industrial gases business through consolidated companies in Argentina, Bahrain, Belgium, Bolivia, Brazil, Canada, Chile, China, Colombia, Costa Rica, Denmark, Dominican Republic, France, Germany, India, Italy, Japan, South Korea, Mexico, the Netherlands, Norway, Paraguay, Peru, Portugal, Puerto Rico, Russia, Saudi Arabia, Spain, Sweden, Taiwan, Thailand, United Arab Emirates, Uruguay and Venezuela. Societa Italiana Acetilene & Derivati S.p.A. ("S.I.A.D."), an Italian company accounted for as an equity company, also has established positions in Austria, Bosnia, Bulgaria, Croatia, the Czech Republic, Hungary, Romania, Russia, Serbia, Slovakia, Slovenia and Ukraine. Refrigeration and Oxygen Company Limited ("ROC"), a Middle Eastern company accounted for as an equity company, has operations in the United Arab Emirates, Kuwait and Qatar. Praxair’s surface technologies segment has operations in Brazil, Canada, China, France, Germany, India, Italy, Japan, Singapore, South Korea and the United Kingdom.
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
Patents and Trademarks – Praxair owns or licenses a large number of United States and foreign patents that relate to a wide variety of products and processes. Praxair’s patents expire at various times over the next 20 years. While these patents and licenses are considered important to our individual businesses, Praxair does not consider its business as a whole to be materially dependent upon any one particular patent, or patent license, or family of patents. Praxair also owns a large number of valuable trademarks. Only the "Praxair" trademark is important to our business as a whole.
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
Major competitors in the industrial gases industry both in the United States and worldwide include Air Products and Chemicals, Inc., Airgas Inc., L’Air Liquide S.A., and Linde AG. Principal competitors for the surface technologies businesses are Chromalloy Gas Turbine Corporation, a subsidiary of Sequa Corporation, Bodycote, PLC, and Sulzer Ltd. Other competitors in surface coating technologies vary by geographic region.
Employees and Labor Relations – As of December 31, 2012, Praxair had 26,539 employees worldwide. Of this number, 9,693 are employed in the United States. Praxair has collective bargaining agreements with unions at numerous locations throughout the world, which expire at various dates. Praxair considers relations with its employees to be good.
Environment – Information required by this item is incorporated herein by reference to the section captioned “Management’s Discussion and Analysis – Environmental Matters” in Item 7 of this 10-K.
Available Information – The company makes its periodic and current reports available, free of charge, on or through its website, www.praxair.com, as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). Investors may also access from the company website other investor information such as press releases and presentations. Information on the company’s website is not incorporated by reference herein.
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
Stephen F. Angel, 57, is Chairman and Chief Executive Officer of Praxair, Inc. since 2007. Before this, Mr. Angel served as President & Chief Operating Officer from March to December 2006, and as Executive Vice President from 2001 to March 2006. Prior to joining Praxair in 2001, Mr. Angel was General Manager for the General Electric Company Industrial Systems Power Equipment business from 1999 to 2001, and was General Manager, Marketing and Sales, for General Electric’s Transportation Systems business from 1996 to 1999. Mr. Angel is a director of PPG Industries, Inc., a member of the Board of the U.S.-China Business Council, a member of the U.S.-Brazil CEO Forum, a member of The Business Council, and a member of the Board of the Business Roundtable.
James T. Breedlove, 65, is Senior Vice President, General Counsel and Secretary of Praxair, Inc. and served as Vice President, General Counsel and Secretary from 2004 to 2006. Prior to joining Praxair in 2004, Mr. Breedlove was Senior Vice President and General Counsel at GE Equipment Services from 2002, and from 1992 to 2002 he served as a Senior Vice President of a division of General Electric Capital Corp.
Domingos H. G. Bulus, 51, is a Senior Vice President of Praxair, Inc. overseeing Praxair’s businesses in South America, and served as a Vice President from 2003 to 2011. He is also President of White Martins Gases Industriais Ltda. (“White Martins”), Praxair’s Brazilian subsidiary, since 2003. He served as President of Praxair Asia from 2001 to 2003. Mr. Bulus also served as Executive Director of the Andean Treaty region for White Martins from 1996 to 2001.
Elizabeth T. Hirsch, 59, is Vice President and Controller of Praxair, Inc. since December 2010. Prior to becoming Controller, she served as Praxair’s Director of Investor Relations since 2002 and as Vice President of Investor Relations since October 2010. She joined Praxair in 1995 as Director of Corporate Finance and later served as Assistant Treasurer. Previously, she had fifteen years of experience in corporate banking, primarily at Manufacturers Hanover Trust Company.
Eduardo F. Menezes, 49, was promoted to Executive Vice President from Senior Vice President effective March 1, 2012. He oversees Praxair’s North American Industrial Gases and Mexico businesses and Praxair Distribution, Inc. (the packaged gases business). From 2010 to March 2011, he was a Vice President of Praxair with responsibility for the North American Industrial Gases business. From 2007 to 2010, he was President of Praxair Europe. He served as Managing Director of Praxair’s business in Mexico from 2004 to 2007, as Vice President and General Manager for Praxair Distribution, Inc. from 2003 to 2004 and as Vice President, U.S. West Region, for North American Industrial Gases, from 2000 to 2003.
Raymond P. Roberge, 62, was promoted to Senior Vice President from Vice President, effective April 24, 2012, and has been the Chief Technology Officer since 2008. He is also responsible for Praxair's Global Supply Systems, Global Operations Excellence and Sustainable Development. Mr. Roberge joined Praxair in 1973 in research and development and subsequently held positions in applications technology, business management, marketing and Accelerated Quality Implementation. In 1996, he became director of business development for advanced air separation, and added ceramic membrane development to his portfolio two years later. Mr. Roberge moved to Global Supply Systems in 1993 as director of product line development. He became vice president of Praxair/MRC in 1999, and in 2002 was named vice president, Sales and Business Development, for Praxair Electronics. He became president of Praxair Electronics in 2005.
Sally A. Savoia, 57, is Vice President, Human Resources of Praxair since 2002. She joined Praxair in 1981, holding positions in marketing, operations and quality before being named business manager, merchant gases, North America, in 1989. In 1993, she was named associate director, Investor Relations, and the following year became director of Praxair’s worldwide re-engineering and quality programs. She was named vice president and general manager, Helium and Rare gases, in 1996 and became vice president, Healthcare, in 1998.
James S. Sawyer, 56, has been Chief Financial Officer of Praxair since 2000 and was named Executive Vice President and Chief Financial Officer in 2006. He was Vice President and Treasurer from 1994 until 2000. He joined Praxair in 1985 and held various financial roles including Finance Director for Europe between 1989 and 1992 and Assistant Treasurer from 1992 through 1994.
Scott E. Telesz, 45, was promoted to Executive Vice President from Senior Vice President, effective March 1, 2012. He is responsible for Praxair’s business in Asia, Europe/Russia, the Middle East, Praxair Surface Technologies, Strategic Planning, and the Company’s Global Procurement and Materials Management group. Before joining Praxair in 2010, he was a Vice President from 2007 to 2010 of SABIC Innovative Plastics, a major division of Riyadh-based Saudi Basic Industries Corporation, a global manufacturer of chemicals, fertilizers, plastics and metals. From 1998 to 2007, he held a variety of general management positions with General Electric, and from 1989 to 1998, Mr. Telesz held several positions, including Engagement Manager in the United States and Australia, with McKinsey & Company.
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
Energy is the single largest cost item in the production and distribution of industrial gases. Most of Praxair’s energy requirements are in the form of electricity, natural gas and diesel fuel for distribution. Praxair attempts to minimize the financial impact of variability in these costs through the management of customer contracts and energy efficiency initiatives. Large customer contracts typically have escalation and pass-through clauses to recover energy and feedstock costs. Such attempts may not successfully mitigate cost variability which could negatively impact its financial condition or results of operations. The supply of energy has not been a significant issue in the geographic areas where it conducts business. However, regional energy conditions are unpredictable and may pose future risk.

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
Praxair has substantial international operations which are subject to risks including devaluations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest, possible nationalization and/or expropriation of assets, domestic and international tax laws and compliance with governmental regulations. These events could have an adverse effect on the international operations in the future by reducing the demand for its products, decreasing the prices at which it can sell its products, reducing the U.S. dollar value of revenue from international operations or otherwise having an adverse effect on its business. In particular, due to government actions related to business and currency regulations, there is considerable risk associated with operations in Venezuela (see Notes 2 and 20 to the consolidated financial statements). At December 31, 2012, Praxair’s sales and net assets in Venezuela were less than 1% of Praxair’s consolidated amounts. Also, the Company is monitoring developments regarding the collectability of government receivables from healthcare sales to public hospitals in Spain and Italy where economic conditions remain challenging and uncertain. Historically, collection of such government receivables has extended well beyond the contractual terms of sale; however, payment has always been received. At December 31, 2012, government receivables in Spain and Italy totaled about $88 million.
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
The company is subject to regulations in the following areas, among others:

•	Environmental protection;

•	Domestic and international tax laws and currency controls;

•	Safety;

•	Securities laws (e.g., SEC and generally accepted accounting principles in the United States);

•	Trade and import/ export restrictions;

•	Antitrust matters;

•	Global anti-bribery laws;

•	Healthcare reimbursement regulations; and

•	Conflict minerals
Changes in these or other regulatory areas may impact the company’s profitability, may require the company to spend additional resources to comply with the regulations, or may restrict the company’s ability to compete effectively in the marketplace. Noncompliance with such laws and regulations could result in penalties or sanctions that could have an adverse impact on the company’s financial results. Environmental protection ,and healthcare reimbursement legislation are discussed further below.
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
Praxair relies on IT systems and networks for business and operational activities, and also stores and processes sensitive business and proprietary information in these systems and networks. These systems are susceptible to outages due to fire, flood, power loss, telecommunications failures, viruses, break-ins and similar events, or breaches of security. Management has taken steps to address these risks and concerns by implementing advanced security technologies, internal controls, network and data center resiliency and recovery process. Despite these steps, however, operational failures and breaches of security from increasingly sophisticated cyber threats could lead to the loss or disclosure of confidential information, result in regulatory actions and have a material adverse impact on Praxair's operations, reputation and financial results.
Acquisitions and Joint Ventures – The inability to effectively integrate acquisitions or collaborate with joint venture partners could adversely impact the company’s financial position and results of operations.
Praxair has evaluated, and expects to continue to evaluate, a wide array of potential strategic acquisitions and joint ventures. Many of these transactions, if consummated, could be material to its financial condition and results of operations. In addition, the process of integrating an acquired company, business or group of assets may create unforeseen operating difficulties and expenditures. Although historically the company has been successful with its acquisition strategy and execution, the areas where the company may face risks include:

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
Foreign acquisitions and joint ventures involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. Also, the anticipated benefit of the company’s acquisitions may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or impairments of goodwill, any of which could adversely impact the company’s financial results.
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
The following is a description of production facilities for Praxair by segment. No significant portion of these assets was leased at December 31, 2012. Generally, these facilities are fully utilized and are sufficient to meet our manufacturing needs.
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
Europe
The Europe segment has production facilities primarily in Italy, Spain, Germany, the Benelux region, France, Scandinavia and Russia which include more than 55 cryogenic air separation plants. There are three major pipeline complexes in Europe located in Northern Spain and the Rhine and Saar regions of Germany. These pipeline complexes are primarily supplied by cryogenic air separation plants. Also located throughout Europe are specialty gas plants, packaged gas facilities and other smaller plant facilities.
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
The principal market for the company’s common stock is the New York Stock Exchange ("NYSE"). At December 31, 2012 there were 14,683 shareholders of record.
NYSE quarterly stock price and dividend information

Market Price	Trading High	Trading Low	Close	Dividend Per Share
2012
First Quarter	$114.89	$103.54	$114.64	$0.55
Second Quarter	$116.92	$101.93	$108.73	$0.55
Third Quarter	$110.27	$102.00	$103.88	$0.55
Fourth Quarter	$110.91	$102.84	$109.45	$0.55
2011
First Quarter	$102.19	$90.04	$101.60	$0.50
Second Quarter	$108.51	$99.55	$108.39	$0.50
Third Quarter	$111.74	$88.64	$93.48	$0.50
Fourth Quarter	$107.81	$89.78	$106.90	$0.50
Praxair’s annual dividend on its common stock for 2012 was $2.20 per share. On January 22, 2013, Praxair’s Board of Directors declared a dividend of $0.60 per share for the first quarter of 2013, or $2.40 per share annualized, which may be changed as Praxair’s earnings and business prospects warrant. The declaration of dividends is a business decision made by the Board of Directors based on Praxair’s earnings and financial condition and other factors the Board of Directors considers relevant.
Purchases of Equity Securities – Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the three months ended December 31, 2012 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Program (2) (Millions)
October 2012	862	$104.52	862	$1,068
November 2012	461	$106.63	461	$1,019
December 2012	282	$106.87	282	$989
Fourth Quarter 2012	1,605	$105.54	1,605	$989

________________________

(1)
On January 24, 2012, the Company’s board of directors approved the repurchase of $1.5 billion of its common stock ("2012 program") which could take place from time to time on the open market (which could include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions. The 2012 program does not have any stated expiration date.

(2)	As of December 31, 2012, the Company purchased $511 million of its common stock pursuant to the 2012 program, leaving an additional $989 million remaining authorized under the 2012 program.

Peer Performance Table – The graph below compares the most recent five-year cumulative returns of Praxair’s common stock with those of the Standard & Poor’s 500 Index ("SPX") and the S5 Materials Index ("S5MATR") which covers 30 companies, including Praxair. The figures assume an initial investment of $100 on December 31, 2007 and that all dividends have been reinvested.

ITEM 6.     SELECTED FINANCIAL DATA
FIVE-YEAR FINANCIAL SUMMARY
(Dollar amounts in millions, except per share data)

Year Ended December 31,	2012 (a)	2011 (a)	2010 (a)	2009 (a)	2008 (a)
From the Consolidated Statements of Income
Sales	$11,224	$11,252	$10,116	$8,956	$10,796
Cost of sales, exclusive of depreciation and amortization	6,396	6,458	5,754	5,032	6,495
Selling, general and administrative	1,270	1,239	1,196	1,088	1,312
Depreciation and amortization	1,001	1,003	925	846	850
Research and development	98	90	79	74	97
Cost reduction program and other charges – net	65	1	85	306	194
Other income (expenses) – net	43	7	5	(35)	35
Operating profit	2,437	2,468	2,082	1,575	1,883
Interest expense – net	141	145	118	133	198
Income before income taxes and equity investments	2,296	2,323	1,964	1,442	1,685
Income taxes	586	641	768	169	465
Income before equity investments	1,710	1,682	1,196	1,273	1,220
Income from equity investments	34	40	38	24	36
Net income (including noncontrolling interests)	1,744	1,722	1,234	1,297	1,256
Noncontrolling interests	(52)	(50)	(39)	(43)	(45)
Net income – Praxair, Inc.	$1,692	$1,672	$1,195	$1,254	$1,211
Per Share Data – Praxair, Inc. Shareholders
Basic earnings per share	$5.67	$5.53	$3.90	$4.08	$3.87
Diluted earnings per share	$5.61	$5.45	$3.84	$4.01	$3.80
Cash dividends per share	$2.20	$2.00	$1.80	$1.60	$1.50
Weighted Average Shares Outstanding (000’s)
Basic shares outstanding	298,316	302,237	306,720	307,676	312,658
Diluted shares outstanding	301,845	306,722	311,395	312,382	318,302
Other Information and Ratios
Total assets	$18,090	$16,356	$15,274	$14,317	$13,054
Total debt	$7,362	$6,562	$5,557	$5,055	$5,025
Cash flow from operations	$2,752	$2,455	$1,905	$2,168	$2,038
Capital expenditures	$2,180	$1,797	$1,388	$1,352	$1,611
Acquisitions	$280	$294	$148	$131	$130
After-tax return on capital (b)	13.9%	14.8%	14.5%	13.9%	15.4%
Return on equity (b)	28.9%	28.1%	26.4%	27.0%	26.8%
Debt-to-capital ratio (b)	51.9%	51.8%	47.3%	47.0%	53.7%
Debt-to-adjusted EBITDA (b)	1.9	1.7	1.6	1.8	1.6
Shares outstanding (000’s)	296,229	298,530	303,997	306,478	306,861
Number of employees	26,539	26,184	26,261	26,164	26,936

________________________

(a)
Amounts for 2012 include: (i) a pre-tax charge of $56 million, ($38 million after-tax and non-controlling interests) related to the 2012 cost reduction program; (ii) a pre-tax charge of $9 million ($6 million after-tax) related to pension settlement; and (iii) an income tax benefit of $55 million related to a loss on a liquidated subsidiary as a result of the divestiture of the U.S. Homecare business. Amounts for 2011 include: (i) a pre-tax net gain on acquisition of $39 million ($37 million net income – Praxair, Inc.); and (ii) a pretax charge of $40 million ($31 million net income – Praxair, Inc.) relating to the 2011 cost reduction program. Amounts for 2010 include: (i) an income tax charge of $250 million related to a Spanish income tax settlement; (ii) a pre-tax charge of $58 million ($40 million after-tax) related to the U.S. homecare divestiture; (iii) a net repatriation tax benefit of $35 million; and (iv) a pre-tax charge of $27 million ($26 million after-tax) related to the Venezuela currency devaluation. Amounts for 2009 include the impact of the Brazil tax amnesty program and other charges of $306 million ($7 million after-tax benefit). Amounts for 2008 include the impact of the cost reduction program and other charges of $194 million ($125 million after-tax and noncontrolling interests). See Note 2 to the consolidated financial statements.

(b)
Non-GAAP measures. See the “Non-GAAP Financial Measures” section in Item 7 for definitions and reconciliation to reported amounts. Calculations for years prior to 2012 have been adjusted to conform to the current year presentation.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the company’s financial condition and results of operations should be read together with its consolidated financial statements and notes to the consolidated financial statements included in Item 8 of this Form 10-K.
BUSINESS OVERVIEW
Praxair is the largest industrial gases supplier in North and South America, is rapidly growing in Asia, and has strong, well-established businesses in Europe. The company’s primary products are oxygen, hydrogen, nitrogen, argon, carbon dioxide, helium, electronic gases and a wide range of specialty gases. Praxair Surface Technologies supplies high-performance coatings that protect metal parts from wear, corrosion and high heat. Praxair’s industrial gas operations are managed on a geographical basis and in 2012, 94% of sales were generated in four geographic segments (North America, Europe, South America, and Asia). The surface technologies segment generated the remaining 6% of sales.
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

EXECUTIVE SUMMARY – FINANCIAL RESULTS & OUTLOOK
Adjusted Amounts and Comparisons
The discussion of consolidated results and outlook in this Management’s Discussion and Analysis ("MD&A") is based on adjusted amounts and comparisons with adjusted amounts. Adjusted amounts are non-GAAP measures that supplement an understanding of the company’s financial information by presenting information that investors, financial analysts and management use to help evaluate the company’s performance and ongoing business trends on a comparable basis. See the “Consolidated Results” section of this MD&A for a summary of these adjusted amounts. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A.
2012 Year in review
Praxair delivered solid results for the full year of 2012. Strong growth in our North American businesses was offset by recessionary economic conditions in Europe and Brazil, and by the negative currency translation impact of a significantly stronger US dollar against most major currencies. Overall sales were stable while earnings per share grew from the prior year.

•
Sales of $11,224 million were comparable to $11,252 million in 2011. Excluding negative currency impacts and lower cost pass-through, sales grew 5% primarily due to organic sales growth and new project start-ups in North America and Asia.

•
Reported operating profit of $2,437 million decreased from $2,468 million in 2011. Adjusted operating profit of $2,502 million increased 1% from 2011, and 6% excluding currency effects. Adjusted operating profit grew faster than sales from higher pricing and continued leverage from productivity and cost reduction programs.

•
Reported net income – Praxair, Inc. of $1,692 million and diluted earnings per share of $5.61 increased from $1,672 million and $5.45, respectively, in 2011. Adjusted net income – Praxair, Inc. of $1,681 million and diluted earnings per share of $5.57 increased 1% and 3% from 2011, respectively. Earnings per share grew faster than net income due to lower shares outstanding as a result of share repurchases during the year.

•	Cash flow from operations was a record $2,752 million, up 12% from 2011.

•
Capital expenditures were $2,180 million, primarily for the construction of new on-site production plants under contract with customers around the world. Acquisition expenditures of $280 million were primarily related to 17 packaged gas acquisitions in North America, and an industrial gas business in Russia.

2013 Outlook

•	Sales are forecasted to be in the area of $12 billion.

•
Diluted earnings per share are forecasted to be in the range of $5.77 to $6.02, including an estimated $0.08 per share impact from the first-quarter 2013 devaluation of the Venezuela bolivar. Excluding the impact of this devaluation, adjusted diluted earnings per share are forecasted to be in the range of $5.85 to $6.10 (see Note 20 to the consolidated financial statements). This represents an increase of 5% to 10% from 2012 adjusted diluted earnings per share.

•	Effective tax rate of about 28%.

•	Capital expenditures in the range of $1.8 to $2.0 billion.
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

CONSOLIDATED RESULTS AND OTHER INFORMATION
The following table provides selected data for 2012, 2011, and 2010:

				Variance
(Dollar amounts in millions, except per share data) Year Ended December 31,	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Reported Amounts:
Sales	$11,224	$11,252	$10,116	—%	11%
Gross margin (a)	$4,828	$4,794	$4,362	1%	10%
As a percent of sales	43.0%	42.6%	43.1%
Selling, general and administrative	$1,270	$1,239	$1,196	3%	4%
As a percent of sales	11.3%	11.0%	11.8%
Depreciation and amortization	$1,001	$1,003	$925	—%	8%
Cost reduction program and other charges – net (b)	$65	$1	$85
Other income (expenses) – net	$43	$7	$5
Operating Profit	$2,437	$2,468	$2,082	(1)%	19%
As a percent of sales	21.7%	21.9%	20.6%
Interest expense – net	$141	$145	$118	(3)%	23%
Effective tax rate	25.5%	27.6%	39.1%
Income from equity investments	$34	$40	$38	(15)%	5%
Noncontrolling interests	$(52)	$(50)	$(39)	4%	28%
Net Income – Praxair, Inc.	$1,692	$1,672	$1,195	1%	40%
Diluted earnings per share	$5.61	$5.45	$3.84	3%	42%
Diluted shares outstanding	301,845	306,722	311,395	(2)%	(2)%
Number of employees	26,539	26,184	26,261
Adjusted Amounts (c):
Operating profit	$2,502	$2,469	$2,167	1%	14%
As a percent of sales	22.3%	21.9%	21.4%
Effective tax rate	28.0%	27.8%	27.9%
Noncontrolling interests	$(54)	$(51)	$(39)
Net income – Praxair, Inc.	$1,681	$1,666	$1,476	1%	13%
Diluted earnings per share	$5.57	$5.43	$4.74	3%	15%

________________________

(a)	Gross margin excludes depreciation and amortization expense.

(b)	See Note 2 to the consolidated financial statements.

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
Year Ended December 31, 2012

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
Cost Reduction Program
In the fourth quarter 2011, Praxair recorded pre-tax charges totaling $40 million ($31 million net income – Praxair, Inc.), relating to severance and business restructuring actions primarily in Europe within the industrial gases and surface technologies businesses. The cost reduction program was initiated primarily in response to the economic downturn in Europe.

Year Ended December 31, 2010

(Millions of dollars)	Operating Loss	Income Tax Provision (Benefit)	Net Income (Loss)
Spanish income tax settlement	$—	$250	$(250)
US homecare divestiture	(58)	(18)	(40)
Repatriation tax benefit	—	(35)	35
Venezuela currency devaluation	(27)	(1)	(26)
Total	$(85)	$196	$(281)
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

The following table provides a summary of changes in consolidated sales and adjusted operating profit:

	2012 vs. 2011		2011 vs. 2010
	% Change		% Change
	Sales	Adjusted Operating Profit	Sales	Adjusted Operating Profit
Factors Contributing to Changes
Volume	2%	1%	6%	10%
Price	2%	7%	2%	11%
Cost pass-through	(1)%	—%	1%	—%
Currency	(4)%	(5)%	3%	3%
Acquisitions/Divestitures	1%	1%	(1)%	1%
Other	—%	(3)%	—%	(11)%
	—%	1%	11%	14%

The following tables provide consolidated sales by end-market and distribution method:

				Organic Sales*
	% of Sales			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Sales by End Markets
Manufacturing	25%	24%	23%	5%	12%
Metals	18%	18%	17%	6%	14%
Energy	11%	11%	11%	10%	11%
Chemicals	10%	10%	10%	(1)%	12%
Electronics	8%	9%	9%	(5)%	1%
Healthcare	8%	8%	10%	6%	5%
Food & Beverage	6%	6%	7%	1%	5%
Aerospace	3%	3%	3%	11%	3%
Other	11%	11%	10%	(6)%	5%
	100%	100%	100%

* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	% of Sales
	2012	2011	2010
Sales by Distribution Method
On-Site	25%	25%	25%
Packaged Gas	29%	28%	29%
Merchant	31%	31%	30%
Other	15%	16%	16%
	100%	100%	100%

2012 Compared With 2011

Sales in 2012 were comparable to 2011. Higher volumes and price, primarily in North America and Asia, were offset by negative currency translation impacts, due to the strengthening of the U.S. Dollar against most global currencies, primarily the Brazilian Real and the Euro, and lower cost pass-through, primarily lower natural gas prices.
Gross margin in 2012 increased $34 million, or 1%, versus 2011. The modest increase in the gross margin percentage to 43.0% in 2012 versus 42.6% in 2011 was due primarily to the impact of lower natural gas cost pass-through to customers.
Selling, general and administrative ("SG&A") expenses in 2012 were $1,270 million, or 11.3% of sales, versus $1,239 million, or 11.0% of sales, for 2011. The increase in SG&A expense was primarily due to higher pension and benefit costs, and acquisitions, partially offset by negative currency effects.
Depreciation and amortization expense in 2012 decreased $2 million versus 2011 due to currency effects.
Other income (expenses) – net in 2012 was a $43 million benefit versus a $7 million benefit in 2011. The change in 2012 versus 2011 was primarily due to gains on asset sales in North America and Asia, and a litigation settlement in South America, partially offset by business restructuring charges in South America and currency related losses. See Note 7 to the consolidated financial statements for a summary of the major components of Other income (expenses) – net.
Adjusted operating profit of $2,502 million in 2012 was $33 million, or 1% higher than adjusted operating profit of $2,469 million in 2011. As a percentage of sales, adjusted operating profit improved to 22.3% in 2012 versus 21.9% in 2011. A discussion of operating profit by segment is included in the segment discussion that follows.

Interest expense – net in 2012 decreased $4 million, versus 2011 primarily due to lower interest rates and increased capitalized interest resulting from higher capital expenditures. This decrease was partially offset by the impacts of higher debt levels.
The adjusted effective tax rate for 2012 was 28.0%, versus 27.8% in 2011.
Praxair’s significant equity investments are in the United States, China, Italy, and the Middle East. Equity income decreased $6 million in 2012 related primarily to the negative impact of currencies and the consolidation of Yara Praxair in the fourth quarter of 2011 which was previously accounted for as an equity investment.
At December 31, 2012, adjusted noncontrolling interests consisted primarily of noncontrolling shareholders’ investments in Asia (primarily in China and India), Europe (primarily in Italy and Scandinavia), and North America (primarily within the U.S. packaged gas business). The $3 million increase in adjusted noncontrolling interests in 2012 was primarily due to the impact of the consolidation of Yara Praxair as a result of obtaining a controlling ownership interest in the fourth quarter of 2011, partially offset by the negative impact of currency on the other European and Asian investments.
Adjusted net income – Praxair, Inc. of $1,681 million in 2012 was $15 million, or 1% higher than adjusted net income – Praxair, Inc. of $1,666 million in 2011. The increase was due to higher adjusted operating profit and lower interest expense partially offset by lower income from equity investments.
Adjusted diluted earnings per share ("EPS") of $5.57 in 2012 increased $0.14 per diluted share, or 3%, from adjusted diluted EPS of $5.43 in 2011. The increase in adjusted diluted EPS was primarily due to higher net income – Praxair, Inc. and a 2% decrease in the number of diluted shares outstanding as a result of the company’s net repurchases of common stock during 2012.
The number of employees at December 31, 2012 was 26,539, reflecting an increase of 355 employees from December 31, 2011. This increase reflects acquisitions and additions in growing businesses, partially offset by the impact of cost reduction plans put in place during the fourth quarter of 2011 and the third quarter of 2012, primarily in Europe and South America.

2011 Compared With 2010

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
Selling, general and administrative expenses in 2011 were $1,239 million, or 11.0% of sales, versus $1,196 million, or 11.8% of sales, for 2010. The increase in SG&A expenses was primarily due to benefit costs, incentive compensation and other labor costs associated with increased business activity and currency effects. These increases were partially offset by the impact of the US Homecare divestiture which was completed in March 2011, resulting in lower expense as a percentage of sales.
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
Adjusted operating profit of $2,469 million in 2011 was $302 million, or 14%, higher than adjusted operating profit of $2,167 million in 2010. As a percentage of sales, adjusted operating profit improved to 21.9% in 2011 versus 21.4% in 2010. This improvement is primarily attributable to higher volumes and pricing, and productivity gains which together more than offset inflationary cost increases. A discussion of operating profit by segment is included in the segment discussion that follows.
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

At December 31, 2011, adjusted noncontrolling interests consisted primarily of noncontrolling shareholders’ investments in Asia (primarily in China and India), Europe (primarily in Italy and Scandinavia), and North America (primarily within the U.S. packaged gas business). The $11 million increase in noncontrolling interests in 2011 was due primarily to higher earnings from these business affiliates.
Adjusted net income – Praxair, Inc. of $1,666 million in 2011 was $190 million, or 13% higher than adjusted net income – Praxair, Inc. of $1,476 million in 2010. The increase was due to higher operating profit and increased income from equity investments. Adjusted net income grew less than operating profit primarily due to higher interest expense.
Adjusted diluted earnings per share of $5.43 in 2011 increased $0.69 per diluted share, or 15%, from adjusted diluted EPS of $4.74 in 2010. The increase in adjusted diluted EPS was primarily due to higher net income – Praxair, Inc. and benefited from the 2% decrease in the number of diluted shares outstanding as a result of the impact of the company’s net repurchases of common stock during 2011.
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
Environmental Matters
Praxair’s principal operations relate to the production and distribution of atmospheric and other industrial gases, which historically have not had a significant impact on the environment. However, worldwide costs relating to environmental protection may continue to grow due to increasingly stringent laws and regulations, and Praxair's ongoing commitment to rigorous internal standards.
Climate Change
Praxair operates in jurisdictions that have, or are developing, laws and/or regulations to reduce or mitigate the perceived adverse effects of greenhouse gas ("GHG") emissions and faces a highly uncertain regulatory environment in this area. For example, the U.S. Environmental Protection Agency ("EPA") has promulgated rules requiring monitoring and controlling GHG emissions and one of these rules regulates GHG emissions from light-duty vehicles and certain large manufacturing facilities, many of which are Praxair suppliers or customers. In addition to these developments in the United States, there has been regulation of GHGs in the European Union under the Emissions Trading System, which have wide implications for our customers and may impact certain operations of Praxair in Europe. There are also requirements for mandatory reporting in Quebec, Canada, which apply to certain Praxair operations and will be used in developing cap-and-trade regulations on GHG emissions, which are expected to impact certain Praxair facilities. Among other impacts, such regulations are expected to raise the costs of energy, which is a significant cost for Praxair. Nevertheless, Praxair's customer contracts routinely provide rights to recover increased electricity, natural gas, and other costs that are incurred by the company.
Praxair anticipates continued growth in its hydrogen business, as hydrogen is essential to refineries which use it to remove sulfur from transportation fuels in order to meet ambient air quality standards in the United States. Hydrogen production plants and a large number of other manufacturing and electricity-generating plants have been identified under California law as a source of carbon dioxide emissions and these plants have also become subject to recently promulgated cap-and-trade regulations in that state. Praxair believes it will be able to mitigate the costs of these regulations through the terms of its product supply contracts. However, legislation that limits GHG emissions may impact growth by increasing operating costs and/or decreasing demand.
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
At the same time, Praxair may benefit from business opportunities arising from governmental regulation of GHG and other emissions; rising costs of many energy and natural resources; new technologies to extract natural gas; and the development of renewable energy alternatives. Praxair continues to develop new applications technologies that can lower emissions, including GHG emissions, in Praxair's processes and help customers lower energy consumption and increase product throughput. Stricter regulation of water quality in emerging economies such as China provide a growing market for a number of gases, e.g., oxygen for wastewater treatment. Renewable fuel standards in the European Union and U.S. create a market for second-generation biofuels which are users of industrial gases such as oxygen, carbon dioxide, and hydrogen.
Costs Relating to the Protection of the Environment
Environmental protection costs in 2012 included approximately $18 million in capital expenditures and $25 million of expenses. Praxair anticipates that future annual environmental protection expenditures will be similar to 2012, subject to any significant changes in existing laws and regulations. Based on historical results and current estimates, management does not believe that environmental expenditures will have a material adverse effect on the consolidated financial position, the consolidated results of operations or cash flows in any given year.
Legal Proceedings
See Note 17 to the consolidated financial statements for information concerning legal proceedings.
Retirement Benefits
Pensions
The net periodic benefit cost for the U.S. and International pension plans was $93 million in 2012, $66 million in 2011 and $57 million in 2010. Consolidated net periodic benefit cost included settlement charges of $10 million, $6 million and $3 million in 2012, 2011 and 2010, respectively.
The funded status (pension benefit obligation ("PBO") less the fair value of plan assets) for the U.S. plans was a deficit of $535 million as December 31, 2012 versus a deficit of $583 million at December 31, 2011. This improvement was due to higher investment performance in 2012 and contributions of $165 million.
Global pension contributions were $184 million in 2012, $94 million in 2011 and $124 million in 2010. Estimates for 2013 contributions are in the area of $50 million.
Praxair assumes an expected return on plan assets for 2013 in the United States of 8.00%, which is consistent with the long-term expected return on its investment portfolio. Excluding the impact of any settlements, 2013 consolidated pension expense is expected to be approximately $105 million. The increase is due primarily to an increase in the amortization of net actuarial gains/losses, partially attributable to lower discount rates. The amortization is recognized based on the amount of net actuarial gains/losses above certain thresholds and over the period of either the average remaining service lives or average remaining life expectancies of the retirees.
OPEB
The net periodic benefit cost for postretirement benefits other than pensions ("OPEB") was $9 million in 2012, $12 million in 2011 and $20 million in 2010. The decrease is primarily due to the lower interest costs. The funded status deficit increased $25 million during 2012 due primarily to lower discount rates.
In 2013, consolidated net periodic benefit costs for the OPEB plans is expected to be approximately $12 million.
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
At December 31, 2012 and 2011, the company had recorded a total of $28 million and $27 million, respectively, representing an estimate of the retained liability for the ultimate cost of claims incurred and unpaid as of the balance sheet dates. The estimated liability is established using statistical analysis and is based upon historical experience, actuarial assumptions and professional judgment. These estimates are subject to the effects of trends in loss severity and frequency and are subject to a significant degree of inherent variability. If actual claims differ from the company’s estimates, they will be adjusted at that time and financial results could be impacted.

Praxair recognizes estimated insurance proceeds relating to damages at the time of loss only to the extent of incurred losses. Any insurance recoveries for business interruption and for property damages in excess of the net book value of the property are recognized only when realized.
SEGMENT DISCUSSION
The following summary of sales and operating profit by segment provides a basis for the discussion that follows (for additional information concerning Praxair’s segments, see Note 18 to the consolidated financial statements). Praxair evaluates the performance of its reportable segments based on operating profit, excluding the items not indicative of ongoing business trends. Accordingly, segment operating profit and the following discussion of segment results, including comparisons with prior periods, exclude the impacts of: (i) a cost reduction program and a pension settlement charge in 2012, (ii) the net gain on acquisition and cost reduction program in 2011, and (iii) the US homecare divestiture and Venezuela currency devaluation in 2010.

(Dollar amounts in millions) Year Ended December 31,				Variance
	2012	2011 (a)	2010 (a)	2012 vs. 2011	2011 vs. 2010
Sales
North America	$5,598	$5,490	$5,079	2%	8%
Europe	1,474	1,458	1,341	1%	9%
South America	2,082	2,308	1,970	(10)%	17%
Asia	1,414	1,348	1,158	5%	16%
Surface Technologies	656	648	568	1%	14%
	$11,224	$11,252	$10,116	—%	11%
Operating Profit
North America	$1,465	$1,331	$1,158	10%	15%
Europe	256	272	278	(6)%	(2)%
South America	429	530	454	(19)%	17%
Asia	246	234	193	5%	21%
Surface Technologies	106	102	84	4%	21%
Segment operating profit	2,502	2,469	2,167	1%	14%
Cost reduction program and other charges (Note 2)	(65)	(1)	(85)
Total operating profit	$2,437	$2,468	$2,082

(a). Calculations for years prior to 2012 have been adjusted to conform to the current year presentation (see Note 18 to the consolidated financial statements).

North America

(Dollar amounts in millions) Year Ended December 31,				Variance
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010

Sales	$5,598	$5,490	$5,079	2%	8%
Cost of sales, exclusive of depreciation and amortization	2,968	2,995	2,766
Gross margin	2,630	2,495	2,313
Operating expenses	667	669	688
Depreciation and amortization	498	495	467
Operating profit	$1,465	$1,331	$1,158	10%	15%
Margin %	26.2%	24.2%	22.8%

	2012 vs. 2011		2011 vs. 2010
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	3%	3%	6%	10%
Price	2%	8%	2%	11%
Cost pass-through	(3)%	—%	1%	—%
Currency	(1)%	(1)%	1%	2%
Acquisitions/Divestitures	1%	1%	(2)%	1%
Other	—%	(1)%	—%	(9)%
	2%	10%	8%	15%
The following tables provide sales by end-market and distribution method:

				Organic Sales
	% of Sales			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Sales by End Markets
Manufacturing	32%	29%	26%	8%	16%
Metals	14%	13%	13%	5%	11%
Energy	17%	17%	17%	12%	13%
Chemicals	11%	11%	11%	(6)%	13%
Electronics	5%	6%	6%	(9)%	1%
Healthcare	7%	8%	11%	—%	4%
Food & Beverage	5%	5%	6%	—%	(5)%
Aerospace	1%	1%	1%	4%	1%
Other	8%	10%	9%	(1)%	1%
	100%	100%	100%

	% of Sales
	2012	2011	2010
Sales by Distribution Method
On-Site	27%	28%	29%
Packaged Gas	34%	31%	33%
Merchant	32%	32%	30%
Other	7%	9%	8%
	100%	100%	100%
The North America segment includes Praxair’s industrial gases operations in the United States, Canada and Mexico.
Sales for 2012 increased $108 million, or 2%, versus 2011, due to higher volumes and price. Volume growth of 3% was driven by higher sales to the energy, manufacturing and metals end-markets which more than offset weaker sales to the electronics and chemical end-markets. Higher pricing increased sales by 2%. Negative currency impacts decreased sales by 1%. Lower cost pass-through, primarily lower natural gas prices passed through to hydrogen customers, decreased sales by 3%, with a minimal impact on operating profit. Acquisitions of packaged gas distributors, primarily in the United States, contributed 1% to sales growth.
Operating profit for 2012 increased $134 million, or 10% versus 2011, driven by higher pricing and volumes. The operating margin increased to 26.2% from 24.2% in 2011 due primarily to higher volumes and price and the impact of lower natural gas pass-through.
Sales for 2011 increased $411 million, or 8%, versus 2010, due to higher volumes and higher price. Sales to metals, chemical and manufacturing end-markets increased significantly from 2010. Sales to the energy market, primarily hydrogen for refining, were higher than 2011 due to strong demand and a new plant start-up. Currency appreciation in Canada and Mexico increased sales by 1%. Higher cost pass-through increased sales by 1%, with a minimal impact on operating profit. Sales were reduced by 2% as a result of the divestiture of the US Homecare business.
Operating profit for 2011 increased $173 million, or 15% versus 2010 driven primarily by higher volumes and productivity gains. The operating margin increased to 24.2% from 22.8% in 2010 due to higher volumes, pricing, productivity and the divestiture of the US Homecare business.
Europe

(Dollar amounts in millions) Year Ended December 31,				Variance
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010

Sales	$1,474	$1,458	$1,341	1%	9%
Cost of sales, exclusive of depreciation and amortization	841	849	750
Gross margin	633	609	591
Operating expenses	228	196	189
Depreciation and amortization	149	141	124
Operating profit	$256	$272	$278	(6)%	(2)%
Margin %	17.4%	18.7%	20.7%

	2012 vs. 2011		2011 vs. 2010
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	(2)%	(7)%	—%	(4)%
Price	1%	3%	—%	1%
Cost pass-through	(1)%	—%	—%	—%
Currency	(7)%	(8)%	5%	5%
Acquisitions/Divestitures	10%	8%	4%	1%
Other	—%	(2)%	—%	(5)%
	1%	(6)%	9%	(2)%
The following tables provide sales by end-market and distribution method:

				Organic Sales
	% of Sales			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Sales by End Markets
Manufacturing	23%	22%	22%	(3)%	(1)%
Metals	16%	17%	17%	(2)%	—%
Energy	4%	3%	3%	(11)%	(8)%
Chemicals	17%	18%	18%	—%	4%
Electronics	8%	8%	8%	(13)%	(9)%
Healthcare	11%	12%	13%	1%	(1)%
Food & Beverage	9%	7%	7%	(3)%	2%
Aerospace	1%	1%	1%	—%	—%
Other	11%	12%	11%	5%	5%
	100%	100%	100%

	% of Sales
	2012	2011	2010
Sales by Distribution Method
On-Site	20%	20%	21%
Packaged Gas	42%	41%	40%
Merchant	33%	32%	31%
Other	5%	7%	8%
	100%	100%	100%
Praxair’s European industrial gases business is primarily in France, Germany, Italy, Spain, Scandinavia and the Benelux region. In addition, Praxair has recently established a presence in Russia.
Sales for 2012 increased $16 million, or 1% versus 2011. The acquisition of an increased investment in Yara Praxair during the fourth quarter of 2011 (see Note 3 to the consolidated financial statements) required consolidation, increased sales by 10%, versus the prior year. Underlying sales were 1% below the prior year as lower volumes offset modest price improvements. Currency reduced sales by 7%.
Operating profit for 2012 of $256 million was 6% lower when compared to 2011. The positive contribution to operating profit from the consolidation of Yara Praxair and higher pricing was offset by lower packaged gas sales in Spain, Germany and Western Europe and the negative impact of currency.
Sales for 2011 increased $117 million, or 9% versus 2010. Excluding favorable currency effects, sales increased 4% primarily due to the acquisition of a majority interest in Yara Praxair in the fourth quarter of 2011 (see Note 3). Underlying sales growth in Germany and Italy was offset by lower sales in Spain versus prior year. Cost pass-through to customers increased sales by $6 million, with a minimal impact on operating profit.

Operating profit for 2011 of $272 million, was comparable to 2010. The positive contribution to operating profit from the Yara Praxair acquisition and currency was offset by cost inflation and the negative impact on sales from product mix.
South America

(Dollar amounts in millions) Year Ended December 31,				Variance
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010

Sales	$2,082	$2,308	$1,970	(10)%	17%
Cost of sales, exclusive of depreciation and amortization	1,202	1,293	1,087
Gross margin	880	1,015	883
Operating expenses	267	288	255
Depreciation and amortization	184	197	174
Operating profit	$429	$530	$454	(19)%	17%
Margin %	20.6%	23.0%	23.0%

	2012 vs. 2011		2011 vs. 2010
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	—%	(5)%	6%	9%
Price	2%	9%	5%	21%
Cost pass-through	—%	—%	1%	—%
Currency	(12)%	(14)%	5%	4%
Acquisitions/Divestitures	—%	—%	—%	—%
Other	—%	(9)%	—%	(17)%
	(10)%	(19)%	17%	17%
The following tables provide sales by end-market and distribution method:

				Organic Sales
	% of Sales			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Sales by End Markets
Manufacturing	22%	23%	24%	(2)%	10%
Metals	28%	27%	26%	6%	18%
Energy	4%	5%	5%	(9)%	11%
Chemicals	6%	6%	6%	(6)%	11%
Electronics	—%	—%	—%	—%	—%
Healthcare	16%	15%	15%	11%	10%
Food & Beverage	12%	12%	12%	(1)%	17%
Aerospace	—%	—%	—%	—%	—%
Other	12%	12%	12%	3%	4%
	100%	100%	100%

	% of Sales
	2012	2011	2010
Sales by Distribution Method
On-Site	23%	22%	23%
Packaged Gas	26%	26%	27%
Merchant	39%	39%	39%
Other	12%	13%	11%
	100%	100%	100%
Praxair’s South American industrial gases operations are conducted by its subsidiary, White Martins Gases Industriais Ltda. ("White Martins"), the largest industrial gases company in Brazil. White Martins also manages Praxair’s operations in Argentina, Bolivia, Chile, Colombia, Paraguay, Peru, Uruguay and Venezuela.
Sales in 2012 decreased $266 million, or 10%, versus 2011 due to negative currency effects. Underlying sales grew 2% in 2012 from improved pricing. Overall volumes were flat as higher volumes from new on-site production facilities were offset by lower volumes to merchant and packaged gas customers largely attributable to the lower industrial production rates in Brazil. By end-market, sales increased to metals and healthcare, and were slightly lower to general manufacturing customers.
Operating profit decreased $101 million or 19% versus 2011, primarily due to currency translation impacts which reduced operating profit by 14%. Underlying operating profit decreased 5% versus 2011. Higher pricing in 2012 improved operating profit by 9% but this was more than offset by the impact of a lower mix of higher margin packaged gas and merchant liquid volumes, and higher operating costs primarily related to power, distribution and cost inflation. Reported operating expenses in 2012 were below prior year amounts due primarily to currency impacts. Depreciation and amortization increased in 2012 due to the start up of new on-site production facilities but was more than offset by the impacts of currency translation. 2012 included a benefit from litigation settlements, which was largely offset by charges in connection with business restructuring in Brazil, Chile and Colombia.

Sales in 2011 increased $338 million, or 17% versus 2010. Excluding the impact of currency and cost pass-through, underlying sales grew 11% from higher volumes, including new plant start-ups, and higher pricing. Sales grew in all major end markets served.
Operating profit in 2011 increased $76 million, or 17% versus 2010. Excluding currency, operating profit increased by 13%. This operating profit increase was in line with sales growth as the 30% increase due to higher pricing and volumes was partially offset by higher operating costs primarily related to power, distribution and cost inflation. Operating profit in 2011 included a gain from an asset sale largely offset by asset write-downs.

Asia

(Dollar amounts in millions) Year Ended December 31,				Variance
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010

Sales	$1,414	$1,348	$1,158	5%	16%
Cost of sales, exclusive of depreciation and amortization	952	893	784
Gross margin	462	455	374
Operating expenses	89	95	63
Depreciation and amortization	127	126	118
Operating profit	$246	$234	$193	5%	21%
Margin %	17.4%	17.4%	16.7%

	2012 vs. 2011		2011 vs. 2010
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	6%	6%	10%	21%
Price	(1)%	(4)%	1%	4%
Cost pass-through	2%	—%	2%	—%
Currency	(2)%	(2)%	3%	3%
Other	—%	5%	—%	(7)%
	5%	5%	16%	21%
The following tables provide sales by end-market and distribution method:

				Organic Sales
	% of Sales			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Sales by End Markets
Manufacturing	12%	13%	14%	(1)%	6%
Metals	25%	23%	21%	20%	25%
Energy	1%	1%	1%	—%	—%
Chemicals	11%	10%	9%	18%	24%
Electronics	37%	39%	41%	(1)%	3%
Healthcare	1%	1%	1%	—%	—%
Food & Beverage	3%	4%	5%	(8)%	(11)%
Aerospace	—%	—%	—%	—%	—%
Other	10%	9%	8%	18%	7%
	100%	100%	100%

	% of Sales
	2012	2011	2010
Sales by Distribution Method
On-Site	42%	38%	36%
Packaged Gas	12%	14%	13%
Merchant	29%	31%	33%
Other	17%	17%	18%
	100%	100%	100%
The Asia segment includes Praxair’s industrial gases operations in China, India, Korea and Thailand, with smaller operations in Japan, Taiwan and the Middle East.
Sales for 2012 increased $66 million, or 5%, versus 2011. Volume growth increased sales by 6% due to higher on-site sales from new plant start-ups in China partially mitigated by lower demand from the electronics end-market including semiconductor, flat panel display, and solar customers. Lower merchant pricing, primarily due to the electronics end-market, reduced sales as compared to the prior year. Negative currency impacts, primarily the weakening of the Indian Rupee against the U.S. Dollar, reduced sales by 2%. Cost pass-through increased sales 2% and relates to the contractual pass through of precious metals and power costs fluctuations, with minimal impact on operating profit. By end-market, sales increased to metals and chemicals customers, and decreased to manufacturing and electronics.
Operating profit for 2012 increased $12 million, or 5%, versus 2011. Higher volumes due to new plant start-ups increased operating profit; however, this was partially offset by lower sales of higher margin merchant volumes in China and Thailand. Pricing reduced operating profit by 4% primarily due to lower pricing within the electronics end-market. Operating profit included a gain on a land sale in Korea which was partially offset by inflationary cost increases.

Sales for 2011 increased $190 million, or 16% versus 2010 primarily due to 10% volume growth and 1% higher prices. Currency and cost pass-through increased sales by 5%. Volume growth was driven by strong growth in on-site and merchant gas volumes in China, India and Korea and includes new plant start-ups. Sales grew to the electronics, metals, chemicals and manufacturing end-markets.
Operating profit for 2011 increased $41 million, or 21%, versus 2010 primarily due to higher volumes from new plant start-ups. Operating profit increased due to price and currency were offset by higher costs during the period.
Surface Technologies

(Dollar amounts in millions) Year Ended December 31,				Variance
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010

Sales	$656	$648	$568	1%	14%
Cost of sales, exclusive of depreciation and amortization	433	428	367
Gross margin	223	220	201
Operating expenses	74	74	75
Depreciation and amortization	43	44	42
Operating profit	$106	$102	$84	4%	21%
	16.2%	15.7%	14.8%

	2012 vs. 2011		2011 vs. 2010
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume/Price	4%	13%	9%	30%
Cost pass-through	—%	—%	1%	—%
Currency	(3)%	(5)%	4%	2%
Acquisitions/Divestitures	—%	—%	—%	1%
Other	—%	(4)%	—%	(12)%
	1%	4%	14%	21%
The following table provides sales by end-market:

				Organic Sales
	% of Sales			% Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Sales by End Markets
Manufacturing	14%	14%	14%	6%	9%
Metals	8%	10%	9%	(15)%	14%
Energy	28%	25%	26%	14%	7%
Chemicals	3%	2%	2%	11%	12%
Electronics	—%	—%	—%	—%	—%
Healthcare	—%	—%	—%	—%	—%
Food & Beverage	3%	3%	3%	5%	6%
Aerospace	34%	31%	33%	13%	5%
Other	10%	15%	13%	(24)%	26%
	100%	100%	100%
Surface technologies provides high-performance coatings and thermal-spray powders and equipment in the Americas, Europe, and Asia.

Sales increased $8 million, or 1% versus 2011. Underlying sales increased 4% driven by higher volumes and pricing. The underlying sales growth came from increased aerospace coatings and increased coatings for energy markets, particularly coatings for parts used in the oil and gas markets. Currency translation negatively impacted sales by 3%, due primarily to the weakening of the Euro versus the U.S. Dollar.
Operating profit increased $4 million, or 4% versus 2011. Higher volumes and pricing increased operating profit by 13%. This growth was partially offset by negative currency impacts and higher costs as compared to the prior year, primarily relating to employee wages and benefit costs, incentive plans expense and general cost inflation.
Sales for 2011 increased $80 million, or 14% versus 2010. Underlying sales increased 9% driven by increased jet engine coatings and coatings to both the energy as well as industrial markets.
Operating profit increased $18 million, or 21%, versus 2010. Higher volumes and pricing increased operating profit by 30%. These increases were offset by higher costs as compared to the prior year, primarily relating to employee benefit and incentive plans cost and general cost inflation.
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
To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percent of 2012 Consolidated Sales (a)	Statements of Income			Balance Sheets
		Average Year Ended December 31,			December 31,
Currency		2012	2011	2010	2012	2011
Brazil real	16%	1.95	1.67	1.76	2.04	1.88
Euro	13%	0.78	0.72	0.75	0.76	0.77
Canada dollar	9%	1.00	0.99	1.04	0.99	1.02
Mexico peso	6%	13.24	12.32	12.69	13.05	13.95
China yuan	5%	6.31	6.48	6.78	6.29	6.31
India rupee	3%	53.46	46.28	45.95	54.85	52.96
Korea won	3%	1,132	1,107	1,163	1,073	1,157
Singapore dollar	2%	1.25	1.26	1.37	1.22	1.30
Argentina peso	1%	4.54	4.13	3.91	4.91	4.30
Colombia peso	<1%	1,797	1,846	1,897	1,768	1,943
Taiwan dollar	<1%	29.65	29.40	31.69	29.04	30.30
Thailand bhat	<1%	31.11	30.50	31.92	30.64	31.54
Venezuela bolivar (b)	<1%	4.30	4.30	4.30	4.30	4.30

________________________

a)	Certain Surface technologies segment sales are included in European, Indian, Korean, and Brazilian sales.

b)
On February 8, 2013, the Venezuelan government announced a devaluation of the Venezuelan bolivar from an exchange rate of 4.30 to 6.30 effective February 13, 2013 (see Note 20 to the consolidated financial statements). Effective January 8, 2010, the Venezuelan government announced a devaluation of the Venezuelan bolivar from 2.15 to 4.30 (see Note 2 to the consolidated financial statements).

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

(Millions of dollars) Year Ended December 31,	2012	2011	2010 (a)
Net Cash Provided by (Used for)
Operating Activities
Net income – Praxair, Inc. plus depreciation and amortization	$2,693	$2,675	$2,120
Noncontrolling interests	52	50	39
Net income plus depreciation and amortization (including noncontrolling interests)	2,745	2,725	2,159
Adjustments to reconcile net income to net cash provided by operating activities:
Cost reduction program and other charges – net, net of payments (b)	43	(5)	80
Deferred income taxes	258	(3)	133
Working capital	(105)	(87)	16
Spanish income tax settlement (b)	—	—	(231)
Pension contributions	(184)	(94)	(124)
Other – net	(5)	(81)	(128)
Total provided by operating activities	$2,752	2,455	$1,905
Investing Activities
Capital expenditures	$(2,180)	$(1,797)	$(1,388)
Acquisitions, net of cash acquired	(280)	(294)	(148)
Divestitures and asset sales	82	86	52
Total used for investing	$(2,378)	$(2,005)	$(1,484)
Financing Activities
Debt increases (reductions) – net	$807	$914	490
Issuances (purchases) of common stock – net	(459)	(742)	(404)
Cash dividends – Praxair, Inc. shareholders	(655)	(602)	(551)
Excess tax benefit on stock based compensation	60	53	51
Noncontrolling interest transactions and other	(56)	(3)	(5)
Total used for financing	$(303)	$(380)	$(419)
Other Financial Data (c)
Debt-to-capital ratio	51.9%	51.8%	47.3%
After-tax return on capital	13.9%	14.8%	14.5%

________________________

(a)	The total payments related to the Spanish income tax settlement in the fourth quarter 2010 were $481 million and are shown in the consolidated statement of cash flows as follows:

Net income – Praxair, Inc. plus depreciation and amortization	$(250)
Spanish income tax settlement – payment of previously recorded liabilities	(231)
Net operating cash flow impact	$(481)

(b)	See Note 2 to the consolidated financial statements.

(c)	Non-GAAP measures. See the “Non-GAAP Financial Measures” section for definitions and reconciliations to reported amounts.
Cash increased $67 million in 2012 versus 2011. The primary sources of cash in 2012 were cash flow from operations of $2,752 million, and debt increases net of repayments of $807 million. The major uses of cash were capital expenditures of $2,180 million, acquisitions of $280 million, purchases of Praxair common stock net of issuances of $459 million, and cash dividends to shareholders of $655 million.

Cash Flows From Operations
________________________
*    Includes Spanish income tax settlement payment of $481 million.
2012 compared with 2011
Cash flow from operations increased $297 million to $2,752 million in 2012 from $2,455 million in 2011. The increase was due to higher net income plus depreciation and amortization, other non-cash charges and lower income tax payments, partially offset by an increase in pension funding, mainly in the United States. The lower tax payments are primarily the result of a tax benefit associated with a loss on a liquidated subsidiary (see Note 2 to the consolidated financial statements), and increased deferred income tax liabilities related to fixed asset depreciation.
In July 2012 the Moving Ahead for Progress in the 21st Century Act was passed in the United States that could impact companies’ pension funding requirements and pension expense. Praxair does not expect it to have a significant impact on future pension contributions or pension expense.
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
Investing

2012 compared with 2011
Net cash used for investing activities of $2,378 million increased $373 million versus 2011 primarily due to increased capital expenditures.
Capital expenditures in 2012 were $2,180 million, an increase of $383 million from 2011. Capital expenditures during 2012 related largely to new production plants under contract for customers globally.
Acquisition expenditures in 2012 were $280 million which were in line with 2011. Acquisitions consisted primarily of the acquisition of packaged gas distributors in North America and an industrial gas business in Russia. 2011 included the acquisition of a controlling interest in Yara Praxair, several packaged gas distributors in the United States, and a 49% ownership in ROC Group’s industrial gases business operating in the United Arab Emirates. On February 4, 2013, Praxair executed a definitive agreement to acquire 100% of NuCO2, Inc. for total cash consideration of $1.1 billion. The transaction is subject to certain closing conditions and is expected to close around March 1, 2013 (see Note 20 to the consolidated financial statements).
Divestitures and asset sales in 2012 totaled $82 million, which included the sale of an electronics business in the United States and a land sale in Korea.
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
Acquisition expenditures in 2011 were $294 million. 2011 included the acquisition of a controlling interest in Yara Praxair, several packaged gas distributors in the United States, and a 49% ownership in ROC Group’s industrial gases business operating in the United Arab Emirates. 2010 included the acquisition of a 49% ownership interest in the ROC group’s Kuwait and Qatar operations (see Note 3 to the consolidated financial statements).
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
The company believes that it has sufficient operating flexibility, cash reserves, and funding sources to maintain adequate amounts of liquidity to meet its business needs around the world. At December 31, 2012, the company’s credit ratings as reported by Standard & Poor’s and Moody’s were A-1 and P-1 for short-term debt, respectively, and A and A-2 for long-term debt, respectively. Additionally, the company plans to maintain its undistributed earnings of foreign subsidiaries to support foreign growth opportunities and reduce local debt.

In February 2012, Praxair issued $600 million of 2.45% notes due 2022; in August 2012, Praxair issued $500 million of 2.20% notes due 2022; and in November 2012, Praxair issued $400 million of 1.05% and $300 million of 3.55% notes due 2017 and 2042, respectively.
In April 2012, Praxair repaid $500 million of 6.375% notes that became due; in November 2012 repaid $400 million of 1.75% notes that became due, and repaid all borrowings outstanding under the revolving multi-currency facility in Europe that expired in November 2012.
Note 11 to the consolidated financial statements includes information with respect to the company’s debt refinancing in 2012, current debt position, debt covenants and available credit facilities; and Note 12 includes information relating to derivative financial instruments. Such credit facilities are with major financial institutions and are non-cancellable until maturity. Therefore, the company believes the risk of the financial institutions being unable to make required loans under the credit facilities, if requested, to be low. Praxair’s major bank credit and long-term debt agreements contain standard financial covenants. The company was in compliance with these covenants at December 31, 2012 and expects to remain in compliance for the foreseeable future.
Cash used for financing activities was $303 million in 2012 compared to $380 million in 2011. Cash dividends of $655 million increased $53 million from the year period.
At December 31, 2012, Praxair’s total debt outstanding was $7,362 million, $800 million higher than $6,562 million at December 31, 2011 due primarily to higher debt levels required to fund capital expenditures, dividends, and share repurchases. The December 31, 2012 debt balance includes $7,159 million in public securities and $203 million representing primarily worldwide bank borrowings. Praxair’s global effective borrowing rate was approximately 3.2% for 2012.
On February 21, 2013, Praxair issued $400 million of 0.75% notes due 2016 and $500 million of 2.70% notes due 2023. The proceeds will be used for general corporate purposes, including acquisitions and share repurchases under our share repurchase program.
Other Financial Data
Praxair’s debt-to-capital ratio was 51.9% at December 31, 2012 versus 51.8% at December 31, 2011. The modest increase is attributed to higher debt levels.
After-tax return on capital ("ROC") decreased to 13.9% at December 31, 2012 versus 14.8% at 2011 reflecting the large amount of capital projects under construction.
See the “Non-GAAP Financial Measures” section for definitions and reconciliation of these non-GAAP measures to reported amounts.
CONTRACTUAL OBLIGATIONS
The following table sets forth Praxair’s material contract obligations and other commercial commitments as of December 31, 2012:

(Millions of dollars)	Due or expiring by December 31,
	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt obligations:
Debt and capitalized lease maturities	$39	$770	$923	$1,257	$730	$3,005	$6,724
Contractual interest	212	188	148	138	106	541	1,333
Operating leases	111	98	84	72	56	62	483
Retirement obligations	97	43	38	37	37	170	422
Unconditional purchase obligations	576	491	404	391	385	834	3,081
Construction commitments	1,161	528	—	—	—	—	1,689
Total Contractual Obligations	$2,196	$2,118	$1,597	$1,895	$1,314	$4,612	$13,732
Long-term debt and capitalized lease maturities of $6,724 million are more fully described in Note 11 to the consolidated financial statements and are included on the company’s balance sheet as long-term liabilities and current portion of long-term debt.
Contractual interest on long-term debt of $1,333 million represents interest the company is contracted to pay on outstanding long-term debt, current portion of long-term debt and capital lease obligations, calculated on a basis consistent with planned debt maturities, excluding the interest impact of interest rate swaps. At December 31, 2012, Praxair had fixed-rate debt of $6,239 million and floating-rate debt of $1,123 million. The rate assumed for floating-rate debt was the rate in effect at December 31, 2012.
Obligations under operating leases of $483 million represent non-cancellable contractual obligations primarily for manufacturing and distribution equipment and office space. See Note 4 to the consolidated financial statements for further details.
Retirement obligations of $422 million include estimates of pension plan contributions and expected future benefit payments for unfunded pension and postretirement benefits other than pensions ("OPEB"). Pension plan contributions are forecast for 2013 only. For purposes of the table, $50 million of contributions have been included for 2013. Expected future unfunded pension and OPEB benefit payments are forecast only through 2022. Contribution and unfunded benefit payment estimates are based upon current valuation assumptions. Estimates of pension contributions after 2013 and unfunded benefit payments after 2022 are not included in the table because the timing of their resolution cannot be estimated. Retirement obligations are more fully described in Note 16 to the consolidated financial statements.
Unconditional purchase obligations of $3,081 million represent contractual commitments under various long and short-term take-or-pay arrangements with suppliers. These obligations are primarily minimum-purchase commitments for helium, electricity, natural gas and feedstock used to produce atmospheric and process gases including a multi-year contract for the purchase of silane. During 2012, payments related to Praxair's unconditional purchase obligations totaled $1,093 million, including $679 million for electricity and $207 million for natural gas. A significant portion of these obligations is passed on to customers through similar take-or-pay or other contractual arrangements. Purchase obligations that are not passed along to customers through such contractual arrangements are subject to market conditions, but do not represent a material risk to Praxair. At December 31, 2012 the total purchase obligation for the silane contract is $166 million. Since the contract was signed, the market for silane has not developed as expected and prices have decreased due to lower demand from the photovoltaics markets, primarily in Asia. At December 31, 2012, Praxair's current selling prices and estimated future demand for silane are in excess of its contractual purchase obligations under the contract. The company is continually monitoring market developments.
Construction commitments of $1,689 million represent outstanding commitments to complete authorized construction projects as of December 31, 2012. A significant portion of Praxair’s capital spending is related to the construction of new production facilities to satisfy customer commitments which may take a year or more to complete.
Liabilities for uncertain tax positions totaling $85 million, including interest and penalties, are not included in the table because the timing of their resolution cannot be estimated. See Note 5 to the consolidated financial statements for disclosures surrounding uncertain income tax positions.
OFF-BALANCE SHEET ARRANGEMENTS
As discussed in Note 17 to the consolidated financial statements, at December 31, 2012, Praxair had entered into various guarantees and other arrangements, and had undrawn outstanding letters of credit from financial institutions. These arrangements were entered into in connection with normal business operations and they are not reasonably likely to have a material impact on Praxair’s consolidated financial condition, results of operations, or liquidity.
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
Depreciable Lives of Property, Plant and Equipment
Praxair’s net property, plant and equipment at December 31, 2012 was $11,453 million, representing 63% of the company’s consolidated total assets. Depreciation expense for the year ended December 31, 2012 was $980 million, or 11% of total operating costs. Management judgment is required in the determination of the estimated depreciable lives that are used to calculate the annual depreciation expense and accumulated depreciation.
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
Based upon the assets as of December 31, 2012, if depreciable lives of machinery and equipment, on average, were increased or decreased by one year, annual depreciation expense would be decreased by approximately $62 million or increased by approximately $71 million, respectively.
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
The weighted-average expected long-term rates of return on pension plan assets were 8.25% for U.S. plans and 8.70% for international plans for the years ended December 31, 2012 and 2011. These rates are determined annually by management based on a weighted average of current and historical market trends, historical and expected portfolio performance and the current and expected portfolio mix of investments. A 0.50% change in these expected long-term rates of return, with all other variables held constant, would change Praxair’s pension expense by approximately $9 million.
The company has consistently used a market-related value of assets rather than the fair value at the measurement date to determine annual pension expense. The market-related value recognizes investment gains or losses over a five-year period. As a result, changes in the fair value of assets from year to year are not immediately reflected in the company’s annual pension expense. Instead, annual pension expense in future periods will be impacted as deferred investment gains or losses are recognized in the market-related value of assets over the five-year period. The consolidated market-related value of assets was $1,959 million, or $10 million higher than the fair value of assets of $1,949 million at December 31, 2012. These net deferred investment losses of $10 million will be recognized in the calculation of the market-related value of assets ratably over the next four years and will impact future pension expense. Future actual investment gains or losses will impact the market-related value of assets and, therefore, will impact future annual pension expense in a similar manner.
The weighted-average discount rates for pension plan liabilities were 3.90% for U.S. plans and 5.80% for international plans at December 31, 2012 (4.70% and 7.00%, respectively, at December 31, 2011). These rates are used to calculate the present value of plan liabilities and are determined annually by management. The discount rate for the U.S. plans is established utilizing a cash flow matching model provided by the company’s independent actuaries. The model includes a portfolio of corporate bonds graded Aa or better by at least half of the ratings agencies and matches the U.S. plan’s projected cash flows to the calculated spot rates and develops the single equivalent discount rate which produces the same present value. The discount rates for the remaining international plans are based on market yields for high-quality fixed income investments representing the approximate duration of the pension liabilities on the measurement date. A 0.50% increase/decrease in discount rates, with all other variables held constant, would decrease/increase Praxair’s pension expense by approximately $12 million and would impact the PBO by approximately $171 million.
The weighted-average expected rate of compensation increase was 3.25% for U.S. plans and 4.00% for international plans at December 31, 2012 and 2011. The estimated annual compensation increase is determined by management every year and is based on historical trends and market indices. A 0.50% change in the expected rate of compensation increase, with all other variables held constant, would change Praxair’s pension expense by approximately $5 million and would impact the PBO by approximately $32 million.
Asset Impairments
Goodwill
At December 31, 2012, the company had goodwill of $2,507 million, which represents the aggregate of the excess purchase price for acquired businesses over the fair value of the net assets acquired.
The company performs a goodwill impairment test annually in the second quarter or more frequently if events or circumstances indicate that an impairment loss may have been incurred, and no impairments were indicated. The company has continuously re-evaluated the likelihood of goodwill impairments in its reporting units subsequent to the second quarter test, and does not believe there is indication of impairment for any of its reporting units. At December 31, 2012, Praxair’s enterprise value was approximately $40 billion (outstanding shares multiplied by the year-end stock price plus debt, and without any control premium) while its total capital was approximately $14 billion.
The impairment test allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than carrying value. If it is determined, that it is more likely than not that the fair value of a reporting unit is less than carrying value then the company will estimate and compare the fair value of its reporting units to their carrying value, including goodwill. Reporting units are determined based on one level below the operating segment level. Fair value is determined through the use of projected future cash flows, multiples of earnings and sales and other factors.
Such analysis requires the use of certain market assumptions and discount factors, which are subjective in nature. As applicable, estimated values can be affected by many factors beyond the company's control such as business and economic trends, government regulation, and technological changes. Management believes that the qualitative factors used to perform its annual goodwill impairment assessment are appropriate and reasonable. Although the 2012 qualitative assessment indicated that it is more likely than not that the fair value of each reporting unit substantially exceeded its carrying value, changes in circumstances or conditions affecting this analysis could have a significant impact on the fair value determination, which could then result in a material impairment charge to the company's results of operations.

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
Income Taxes
At December 31, 2012, Praxair had deferred tax assets of $867 million (net of valuation allowances of $86 million), and deferred tax liabilities of $1,450 million. At December 31, 2012, uncertain tax positions totaled $142 million (see Notes 1 and 5 to the consolidated financial statements). Income tax expense was $586 million for the year ended December 31, 2012, or about 25.5% of pre-tax income.
In the preparation of consolidated financial statements, Praxair estimates income taxes based on diverse legislative and regulatory structures that exist in various jurisdictions where the company conducts business. Deferred income tax assets and liabilities represent tax benefits or obligations that arise from temporary differences due to differing treatment of certain items for accounting and income tax purposes. Praxair evaluates deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character (e.g. capital gain versus ordinary income treatment), amount and timing to result in their recovery. A valuation allowance is established when management determines that it is more likely than not that a deferred tax asset will not be realized to reduce the assets to their realizable value. Considerable judgments are required in establishing deferred tax valuation allowances and in assessing exposures related to tax matters. As events and circumstances change, related reserves and valuation allowances are adjusted to income at that time. Praxair’s tax returns are subject to audit and local taxing authorities could challenge the company’s tax positions. The company’s practice is to review tax filing positions by jurisdiction and to record provisions for uncertain income tax positions, including interest and penalties when applicable. Praxair believes it records and/or discloses such potential tax liabilities as appropriate and has reasonably estimated its income tax liabilities and recoverable tax assets. If new information becomes available, adjustments are charged or credited against income at that time. Management does not anticipate that such adjustments would have a material adverse effect on the company’s consolidated financial position or liquidity; however, it is possible that the final outcomes could have a material impact on the company’s reported results of operations.
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
NON-GAAP FINANCIAL MEASURES
The company presents the following non-GAAP financial measures in the discussion of financial condition, results of operations and liquidity throughout the MD&A. These measures are intended to supplement investors’ understanding of the company’s financial information by providing information which investors, financial analysts and management use to help evaluate the company’s financial leverage, return on capital employed and operating performance. Special items which the company does not believe to be indicative of on-going business performance are excluded from these calculations so that investors can better evaluate and analyze historical and future business trends on a consistent basis. Definitions of these non-GAAP measures may not be comparable to similar definitions used by other companies and are not a substitute for similar GAAP measures.
The following are the non-GAAP measures presented in the Selected Financial Data (Item 6) or this MD&A:

(Dollar amounts in millions, except for per share data) Year ended December 31,	2012	2011	2010	2009	2008
Performance Measures:
After-tax return on capital ("ROC")*	13.9%	14.8%	14.5%	13.9%	15.4%
Return on equity ("ROE")	28.9%	28.1%	26.4%	27.0%	26.8%
Debt-to-capital*	51.9%	51.8%	47.3%	47.0%	53.7%
Debt-to-adjusted EBITDA*	1.9	1.7	1.6	1.8	1.6
Adjusted Amounts:
Operating profit	$2,502	$2,469	$2,167	$1,881	$2,077
As a percent of sales	22.3%	21.9%	21.4%	21.0%	19.2%
Effective tax rate	28.0%	27.8%	27.9%	27.6%	28.2%
Noncontrolling interests	$54	$51	$39	$43	$45
Net income – Praxair, Inc.	$1,681	$1,666	$1,476	$1,247	$1,336
Diluted earnings per share	$5.57	$5.43	$4.74	$3.99	$4.20
* Calculations for years prior to 2012 have been adjusted to conform to the current year presentation, where debt is defined as total debt less cash and cash equivalents.
After-tax Return on Capital ("ROC")
After-tax return on capital is a measure used by investors, financial analysts and management to evaluate the return on capital employed in the business. ROC measures the after-tax operating profit that the company was able to generate with the investments made by all parties in the business (debt, noncontrolling interests and Praxair, Inc. shareholders’ equity).

(Dollar amounts in millions) Year Ended December 31,	2012	2011	2010	2009	2008
Adjusted operating profit (see below)	$2,502	$2,469	$2,167	$1,881	$2,077
Less: adjusted income taxes (see below)	(660)	(647)	(572)	(482)	(530)
Less: tax benefit on interest expense (a)	(39)	(41)	(33)	(37)	(56)
Add: income from equity investments	34	40	38	24	36
Net operating profit after-tax ("NOPAT")	$1,837	$1,821	$1,600	$1,386	$1,527
Beginning capital	$12,489	$11,663	$10,658	$9,304	$9,638
First quarter ending capital	$13,248	$12,289	$10,758	$9,366	$10,106
Second quarter ending capital	$13,017	$12,809	$10,745	$10,020	$10,557
Third quarter ending capital	$13,617	$12,306	$11,336	$10,577	$10,118
Year-end ending capital	$13,878	$12,489	$11,663	$10,658	$9,304
Five-quarter average capital	$13,250	$12,311	$11,032	$9,985	$9,945
After-tax return on capital	13.9%	14.8%	14.5%	13.9%	15.4%

________________________

(a)	Tax benefit on interest expense is computed using the effective rate adjusted for non-recurring income tax benefits and charges. The effective tax rates used for all periods were 28%.
Return on Praxair, Inc. Shareholders’ Equity ("ROE")
Return on Praxair, Inc. shareholders’ equity is a measure used by investors, financial analysts and management to evaluate operating performance from a Praxair shareholder perspective. ROE measures the net income attributable to Praxair, Inc. that the company was able to generate with the money shareholders have invested.

(Dollar amounts in millions) Year Ended December 31,	2012	2011	2010	2009	2008
Adjusted net income – Praxair, Inc. (see below)	$1,681	$1,666	$1,476	$1,247	$1,336
Beginning Praxair, Inc. shareholders’ equity	$5,488	$5,792	$5,315	$4,009	$5,142
First quarter ending Praxair, Inc. shareholders’ equity	$5,940	$6,165	$5,398	$4,073	$5,209
Second quarter ending Praxair, Inc. shareholders’ equity	$5,615	$6,400	$5,452	$4,638	$5,671
Third quarter ending Praxair, Inc. shareholders’ equity	$6,015	$5,753	$5,991	$5,085	$4,891
Year-End ending Praxair, Inc. shareholders’ equity	$6,064	$5,488	$5,792	$5,315	$4,009
Five-quarter average Praxair, Inc. shareholders’ equity	$5,824	$5,920	$5,590	$4,624	$4,984
Return on Praxair, Inc. Shareholders’ Equity	28.9%	28.1%	26.4%	27.0%	26.8%
Debt-to-Capital Ratio
The debt-to-capital ratio is a measure used by investors, financial analysts and management to provide a measure of financial leverage and insights into how the company is financing its operations.

(Dollar amounts in millions)	2012	2011	2010	2009	2008
Year Ended December 31,
Total debt	$7,362	$6,562	$5,557	$5,055	$5,025
Less: cash and cash equivalents	(157)	(90)	(39)	(45)	(32)
Net debt	7,205	6,472	5,518	5,010	4,993
Equity and redeemable noncontrolling interests
Redeemable noncontrolling interests	252	220	—	—	—
Praxair, Inc. shareholders’ equity	6,064	5,488	5,792	5,315	4,009
Noncontrolling interests	357	309	353	333	302
Total equity and redeemable noncontrolling interests	6,673	6,017	6,145	5,648	4,311
Total capital	$13,878	$12,489	$11,663	$10,658	$9,304
Debt-to-capital ratio	51.9%	51.8%	47.3%	47.0%	53.7%
Adjusted EBITDA and Debt-to-Adjusted EBITDA Ratio

(Dollar amounts in millions)	2012	2011	2010	2009	2008
Year Ended December 31,
Adjusted net income - Praxair, Inc. (see below)	$1,681	$1,666	$1,476	$1,247	$1,336
Add: adjusted noncontrolling interests (see below)	54	51	39	43	45
Add: interest expense - net	141	145	118	133	198
Add: adjusted income taxes (see below)	$660	$647	$572	$482	$530
Add: depreciation and amortization	1,001	1,003	925	846	850
Adjusted EBITDA	$3,537	$3,512	$3,130	$2,751	$2,959

Beginning Praxair, Inc. net debt	$6,472	$5,518	$5,010	$4,993	$4,175
First quarter ending Praxair, Inc. net debt	6,749	5,752	5,028	4,991	4,553
Second quarter ending Praxair, Inc. net debt	6,891	6,039	4,978	5,074	4,569
Third quarter ending Praxair, Inc. net debt	7,028	6,185	5,006	5,170	4,920
Year-End ending Praxair, Inc. net debt	7,205	6,472	5,518	5,010	4,993
Five-quarter average Praxair, Inc. net debt	6,869	5,993	5,108	5,048	4,642
Debt-to- adjusted EBITDA ratio	1.9	1.7	1.6	1.8	1.6
Adjusted Amounts
2012 amounts are adjusted for the impact of the cost reduction program, a pension settlement and income tax benefit related to US homecare divestiture. 2011 amounts are adjusted for the impact of a net gain on acquisition and the cost reduction program. 2010 amounts are adjusted for the impact of the: (i) Spanish income tax settlement, (ii) US homecare divestiture, (iii) repatriation tax benefit and (iv) Venezuela currency devaluation. 2009 amounts were adjusted for the Brazil tax amnesty program and other charges, and the 2008 amounts were adjusted for the impact of the cost reduction program and other charges. The company does not believe these items are indicative of on-going business performance and, accordingly, their impacts are excluded from the reported amounts so that investors can better evaluate and analyze historical and future business trends on a consistent basis.

(Dollar amounts in millions, except per share data)	2012	2011	2010	2009	2008
Year Ended December 31,
Adjusted Operating Profit and Margin
Reported operating profit	$2,437	$2,468	$2,082	$1,575	$1,883
Add: Pension settlement charge	9	—	—	—	—
Add: Cost reduction program	56	40	—	—	194
Less: Net gain on acquisition	—	(39)	—	—	—
Add: US homecare divestiture	—	—	58	—	—

(Dollar amounts in millions, except per share data)	2012	2011	2010	2009	2008
Year Ended December 31,
Add: Venezuela currency devaluation	—	—	27	—	—
Add: Brazil tax amnesty and other charges	—	—	—	306	—
Total adjustments	65	1	85	306	194
Adjusted operating profit	$2,502	$2,469	$2,167	$1,881	$2,077
Reported percent change	(1)%	19%	32%	(16)%	5%
Adjusted percent change	1%	14%	15%	(9)%	16%
Reported sales	$11,224	$11,252	$10,116	$8,956	$10,796
Reported operating profit margin	21.7%	21.9%	20.6%	17.6%	17.4%
Adjusted operating profit margin	22.3%	21.9%	21.4%	21.0%	19.2%
Adjusted Income Taxes and Effective Tax Rate
Reported income taxes	$586	$641	$768	$169	$465
Add: Pension settlement charge	3	—	—	—	—
Add: Income tax benefit	55	—	—	—	—
Add: Cost reduction program	16	9	—	—	65
Less: Spanish income tax settlement	—	—	(250)	—	—
Less: Net gain on acquisition	—	(3)	—	—	—
Add: US homecare divestiture	—	—	18	—	—
Add: Repatriation tax benefit	—	—	35	—	—
Add: Venezuela currency devaluation	—	—	1	—	—
Add: Brazil tax amnesty and other charges	—	—	—	313	—
Total adjustments	74	6	(196)	313	65
Adjusted income taxes	$660	$647	$572	$482	$530
Reported income before income taxes and equity investments	$2,296	$2,323	$1,964	$1,442	$1,685
Add: Pension settlement charge	9	—	—	—	—
Add: Cost reduction program	56	40	—	—	194
Less: Net gain on acquisition	—	(39)	—	—	—
Add: US homecare divestiture	—	—	58	—	—
Add: Venezuela currency devaluation	—	—	27	—	—
Add: Brazil tax amnesty and other charges	—	—	—	306	—
Total adjustments	65	1	85	306	194
Adjusted income before income taxes and equity investments	$2,361	$2,324	$2,049	$1,748	$1,879
Adjusted effective tax rate	28.0%	27.8%	27.9%	27.6%	28.2%
Adjusted Noncontrolling Interests
Reported noncontrolling interests	$52	$50	$39	$43	$45
Add: Cost reduction program	2	—	—	—	—
Add: Net gain on acquisition	—	1	—	—	—
Adjusted noncontrolling interests	$54	$51	$39	$43	$45
Adjusted Net Income – Praxair, Inc.
Reported net income – Praxair, Inc.	$1,692	$1,672	$1,195	$1,254	$1,211
Add: Pension settlement charge	6	—	—	—	—
Add: Income tax benefit	(55)	—	—	—	—
Add: Cost reduction program	38	31	—	—	125
Less: Net gain on acquisition	—	(37)	—	—	—
Add: Spanish tax settlement	—	—	250	—	—
Add: US homecare divestiture	—	—	40	—	—
Less: Repatriation tax benefit	—	—	(35)	—	—
Add: Venezuela currency devaluation	—	—	26	—	—
Less: Brazil tax amnesty and other charges	—	—	—	(7)	—
Total adjustments	(11)	(6)	281	(7)	125
Adjusted net income – Praxair, Inc.	$1,681	$1,666	$1,476	$1,247	$1,336
Reported percent change	1%	40%	(5)%	4%	3%
Adjusted percent change	1%	13%	18%	(7)%	14%

(Dollar amounts in millions, except per share data)	2012	2011	2010	2009	2008
Year Ended December 31,
Adjusted Diluted Earnings Per Share
Reported diluted earnings per share	$5.61	$5.45	$3.84	$4.01	$3.80
Add: Pension settlement charge	0.02	—	—	—	—
Add: Income tax benefit	(0.18)	—	—	—	—
Add: Cost reduction program	0.12	0.10	—	—	0.40
Less: Net gain on acquisition	—	(0.12)	—	—	—
Add: Spanish income tax settlement	—	—	0.80	—	—
Add: US homecare divestiture	—	—	0.13	—	—
Less: Repatriation tax benefit	—	—	(0.11)	—	—
Add: Venezuela currency devaluation	—	—	0.08	—	—
Less: Brazil tax amnesty program and other charges	—	—	—	(0.02)	—
Total adjustments	(0.04)	(0.02)	0.90	(0.02)	0.40
Adjusted diluted earnings per share	$5.57	$5.43	$4.74	$3.99	$4.20
Reported percent change	3%	42%	(4)%	6%
Adjusted percent change	3%	15%	19%	(5)%

2013 Diluted Earnings Per Share Outlook
	Low End	High End
2013 diluted EPS outlook	$5.77	$6.02
Add: Venezuela currency devaluation charge	$0.08	$0.08
Adjusted 2013 diluted earnings per share outlook	$5.85	$6.10
2012 adjusted diluted EPS (see above)	$5.57	$5.57
Percentage change from 2012	5%	10%
FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s reasonable expectations and assumptions as of the date the statements are made but involve risks and uncertainties. These risks and uncertainties include, without limitation: the performance of stock markets generally; developments in worldwide and national economies and other international events and circumstances; changes in foreign currencies and in interest rates; the cost and availability of electric power, natural gas and other raw materials; the ability to achieve price increases to offset cost increases; catastrophic events including natural disasters, epidemics and acts of war and terrorism; the ability to attract, hire, and retain qualified personnel; the impact of changes in financial accounting standards; the impact of changes in pension plan liabilities; the impact of tax, environmental, healthcare and other legislation and government regulation in jurisdictions in which the company operates; the cost and outcomes of investigations, litigation and regulatory proceedings; continued timely development and market acceptance of new products and applications; the impact of competitive products and pricing; future financial and operating performance of major customers and industries served; the impact of information technology system failures, network disruptions and breaches in data security; and the effectiveness and speed of integrating new acquisitions into the business. These risks and uncertainties may cause actual future results or circumstances to differ materially from the projections or estimates contained in the forward-looking statements. Additionally, financial projections or estimates exclude the impact of special items which the company believes are not indicative of ongoing business performance.The company assumes no obligation to update or provide revisions to any forward-looking statement in response to changing circumstances. The above listed risks and uncertainties are further described in Item 1A (Risk Factors) in this report which should be reviewed carefully. Please consider the company’s forward-looking statements in light of those risks.

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
The following discussion presents the sensitivity of the market value, earnings and cash flows of Praxair’s financial instruments to hypothetical changes in interest and exchange rates assuming these changes occurred at December 31, 2012. The range of changes chosen for these discussions reflects Praxair’s view of changes which are reasonably possible over a one-year period. Market values represent the present values of projected future cash flows based on interest rate and exchange rate assumptions.
Interest Rate and Debt Sensitivity Analysis
At December 31, 2012, Praxair had debt totaling $7,362 million ($6,562 million at December 31, 2011). At December 31, 2012 and 2011, there was one interest-rate swap agreement outstanding with a notional amount totaling $400 million that converts fixed-rate interest to variable-rate interest on the $400 million 3.25% notes that mature in 2015. When considered necessary, interest-rate swaps are entered into as hedges of underlying financial instruments to effectively change the characteristics of the interest rate without actually changing the underlying financial instrument.
For fixed-rate instruments, interest-rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating-rate instruments, interest-rate changes generally do not affect the fair market value but impact future earnings and cash flows, assuming other factors are held constant.
At December 31, 2012, Praxair had fixed-rate debt of $6,239 million and floating-rate debt of $1,123 million, representing 85% and 15%, respectively, of total debt. At December 31, 2011, Praxair had fixed-rate debt of $5,366 million and floating-rate debt of $1,196 million, representing 82% and 18%, respectively, of total debt. Praxair increased its percentage of fixed rate debt instruments, as a percentage of total debt in 2012, to take advantage of historically low fixed interest rates. Holding other variables constant (such as foreign exchange rates, swaps and debt levels), a one-percentage-point decrease in interest rates would increase the unrealized fair market value of the fixed-rate debt by approximately $368 million ($244 million in 2011). At December 31, 2012 and 2011, the after-tax earnings and cash flows impact for the subsequent year resulting from a one-percentage-point increase in interest rates would be approximately $7 million and $8 million, respectively, holding other variables constant.
Exchange Rate Sensitivity Analysis
Praxair’s exchange-rate exposures result primarily from its investments and ongoing operations in South America (primarily Brazil, Argentina, Colombia and Venezuela), Europe (primarily Germany, Italy, Scandinavia and Spain), Canada, Mexico, Asia (primarily China, India, Korea and Thailand) and other business transactions such as the procurement of equipment from foreign sources. From time to time, Praxair utilizes foreign exchange forward contracts to hedge these exposures. At December 31, 2012, Praxair had $2,515 million notional amount ($1,541 million at December 31, 2011) of foreign exchange contracts all of which were to hedge recorded balance sheet exposures. See Note 12 to the consolidated financial statements.
Holding other variables constant, if there were a 10% adverse change in foreign-currency exchange rates for the portfolio, the fair market value of foreign-currency contracts outstanding at December 31, 2012 and 2011 would decrease by approximately $32 million and $22 million, respectively, which would be largely offset by an offsetting gain or loss on the foreign-currency fluctuation of the underlying exposure being hedged.
On February 8, 2013, Venezuela announced a devaluation of the Venezuelan bolivar from an exchange rate of 4.30 to 6.30 (implying a 32% devaluation) effective February 13, 2013. This devaluation will result in an estimated charge to earnings of $0.08 per diluted share in the first quarter of 2013 due primarily to the remeasurement of the local Venezuelan balance sheet to reflect the new official 6.30 exchange rate. The company does not expect the impact on results of operations for 2013 to be significant.

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
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has completed an integrated audit of Praxair’s 2012, 2011 and 2010 consolidated financial statements and of its internal control over financial reporting as of December 31, 2012 in accordance with the standards of the Public Company Accounting Oversight Board (United States) as stated in their report.
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
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Praxair’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (often referred to as COSO). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2012.
Praxair’s evaluation of internal control over financial reporting as of December 31, 2012 did not include the internal control over financial reporting related to Acetylene Oxygen Company and Portagas Inc. because they were acquired by Praxair in purchase business combinations consummated during 2012. Total assets and sales for these acquisitions represent 0.8% and 0.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012 (See Note 3).
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued their opinion on the company’s internal control over financial reporting as of December 31, 2012 as stated in their report.

/s/ STEPHEN F. ANGEL	/s/ ELIZABETH T. HIRSCH
Stephen F. Angel Chairman, President and Chief Executive Officer	Elizabeth T. Hirsch Vice President and Controller
/s/ JAMES S. SAWYER
James S. Sawyer Executive Vice President and Chief Financial Officer	Danbury, Connecticut February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Shareholders of Praxair, Inc:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income (loss), equity and cash flows present fairly, in all material respects, the financial position of Praxair, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, and on the company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Acetylene Oxygen Company and Portagas Inc. from its assessment of internal control over financial reporting as of December 31, 2012 because these businesses were acquired by the Company in purchase business combinations during 2012. We have also excluded Acetylene Oxygen Company and Portagas Inc. from our audit of internal control over financial reporting. Acetylene Oxygen Company and Portagas Inc. are wholly owned subsidiaries of the Company. The aggregate total assets and total sales of these 2 entities represent 0.8% and 0.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers
Stamford, Connecticut
February 27, 2013

CONSOLIDATED STATEMENTS OF INCOME
PRAXAIR, INC. AND SUBSIDIARIES
(Dollar amounts in millions, except per share data)

Year Ended December 31,	2012	2011	2010
Sales	$11,224	$11,252	$10,116
Cost of sales, exclusive of depreciation and amortization	6,396	6,458	5,754
Selling, general and administrative	1,270	1,239	1,196
Depreciation and amortization	1,001	1,003	925
Research and development	98	90	79
Cost reduction program and other charges – net	65	1	85
Other income (expenses) – net	43	7	5
Operating Profit	2,437	2,468	2,082
Interest expense – net	141	145	118
Income Before Income Taxes and Equity Investments	2,296	2,323	1,964
Income taxes	586	641	768
Income Before Equity Investments	1,710	1,682	1,196
Income from equity investments	34	40	38
Net Income (Including Noncontrolling Interests)	1,744	1,722	1,234
Less: noncontrolling interests	(52)	(50)	(39)
Net Income – Praxair, Inc.	$1,692	$1,672	$1,195

Per Share Data – Praxair, Inc. Shareholders
Basic earnings per share	$5.67	$5.53	$3.90
Diluted earnings per share	$5.61	$5.45	$3.84

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	298,316	302,237	306,720
Diluted shares outstanding	301,845	306,722	311,395
The accompanying Notes on pages 55 to 95 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
PRAXAIR, INC. AND SUBSIDIARIES
(Dollar amounts in millions)

Year Ended December 31,	2012	2011	2010
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$1,744	$1,722	$1,234

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(13)	(563)	135
Income Taxes	17	29	(11)
Translation adjustments	4	(534)	124
Funded status - retirement obligations (Note 16):
Retirement program remeasurements	(228)	(347)	(7)
Reclassifications to net income	71	42	34
Income taxes	49	115	(19)
Funded status - retirement obligations	(108)	(190)	8
Derivative instruments (Note 12):
Current year unrealized gain (loss)	(1)	(15)	—
Reclassifications to net income	—	—	1
Income taxes	1	6	(1)
Derivative instruments	—	(9)	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(104)	(733)	132

COMPREHENSIVE INCOME (INCLUDING NONCONTROLLING INTERESTS)	1,640	989	1,366
Less: noncontrolling interests	(54)	(45)	(34)
COMPREHENSIVE INCOME - PRAXAIR, INC.	$1,586	$944	$1,332

The accompanying Notes on pages 55 to 95 are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
PRAXAIR, INC. AND SUBSIDIARIES
(Dollar amounts in millions)

December 31,	2012	2011
Assets
Cash and cash equivalents	$157	$90
Accounts receivable – net	1,834	1,795
Inventories	476	456
Prepaid and other current assets	325	266
Total Current Assets	2,792	2,607
Property, plant and equipment – net	11,453	10,131
Equity investments	654	523
Goodwill	2,507	2,372
Other intangible assets – net	173	167
Other long-term assets	511	556
Total Assets	$18,090	$16,356
Liabilities and Equity
Accounts payable	$928	$896
Short-term debt	638	337
Current portion of long-term debt	39	387
Accrued taxes	123	145
Other current liabilities	751	770
Total Current Liabilities	2,479	2,535
Long-term debt	6,685	5,838
Other long-term liabilities	1,276	1,228
Deferred credits	977	738
Total Liabilities	11,417	10,339
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	252	220
Praxair, Inc. Shareholders’ Equity:
Common stock $0.01 par value, authorized – 800,000,000 shares, issued 2012 – 383,073,446 shares and 2011 – 382,854,272 shares	4	4
Additional paid-in capital	3,889	3,809
Retained earnings	9,534	8,510
Accumulated other comprehensive income (loss)	(1,852)	(1,746)
Less: Treasury stock, at cost (2012 – 86,843,966 shares and 2011 – 84,324,255 shares)	(5,511)	(5,089)
Total Praxair, Inc. Shareholders’ Equity	6,064	5,488
Noncontrolling interests	357	309
Total Equity	6,421	5,797
Total Liabilities and Equity	$18,090	$16,356
The accompanying Notes on pages 55 to 95 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
PRAXAIR, INC. AND SUBSIDIARIES
(Millions of dollars)

Year Ended December 31,	2012	2011	2010
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income – Praxair, Inc.	$1,692	$1,672	$1,195
Noncontrolling interests	52	50	39
Net income (including noncontrolling interests)	$1,744	$1,722	$1,234
Adjustments to reconcile net income to net cash provided by operating activities:
Cost reduction program and other charges-net, net of payments	43	(5)	80
Depreciation and amortization	1,001	1,003	925
Deferred income taxes	258	(3)	133
Share-based compensation	70	62	47
Non-cash charges and other	(127)	(71)	(15)
Working capital
Accounts receivable	(36)	(108)	(114)
Inventory	(18)	(31)	(26)
Prepaid and other current assets	(17)	8	(7)
Payables and accruals	(34)	44	163
Spanish income tax settlement (Note 2)	—	—	(231)
Pension contributions	(184)	(94)	(124)
Long-term assets, liabilities and other	52	(72)	(160)
Net cash provided by operating activities	2,752	2,455	1,905
Investing
Capital expenditures	(2,180)	(1,797)	(1,388)
Acquisitions, net of cash acquired	(280)	(294)	(148)
Divestitures and asset sales	82	86	52
Net cash used for investing activities	(2,378)	(2,005)	(1,484)
Financing
Short-term debt borrowings (repayments) – net	293	(47)	115
Long-term debt borrowings	2,036	1,541	1,890
Long-term debt repayments	(1,522)	(580)	(1,515)
Issuances of common stock	164	195	183
Purchases of common stock	(623)	(937)	(587)
Cash dividends – Praxair, Inc. shareholders	(655)	(602)	(551)
Excess tax benefit on stock based compensation	60	53	51
Noncontrolling interest transactions and other	(56)	(3)	(5)
Net cash used for financing activities	(303)	(380)	(419)
Effect of exchange rate changes on cash and cash equivalents	(4)	(19)	(8)
Change in cash and cash equivalents	67	51	(6)
Cash and cash equivalents, beginning-of-period	90	39	45
Cash and cash equivalents, end-of-period	$157	$90	$39
Supplemental Data
Income taxes paid	$277	$515	$757
Interest paid	$223	$219	$185
The accompanying Notes on pages 55 to 95 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
PRAXAIR, INC. AND SUBSIDIARIES
(Dollar amounts in millions, except per share data, shares in thousands)

	Praxair, Inc. Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Note 7)	Treasury Stock		Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Activity	Shares	Amounts				Shares	Amounts
Balance, December 31, 2009	379,416	$4	$3,473	$6,831	$(1,155)	72,938	$(3,838)	$5,315	$333	$5,648
Net Income				1,195				1,195	39	1,234
Other comprehensive income (loss)					137			137	(5)	132
Noncontrolling interests:
Dividends and other capital reductions								—	(22)	(22)
Additions (Reductions)			(1)					(1)	8	7
Dividends to Praxair, Inc. common stock ($1.80 per share)				(551)				(551)		(551)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	83		7					7		7
For employee savings and incentive plans	3,124		120			(1,190)	67	187		187
Purchases of common stock						6,879	(600)	(600)		(600)
Tax benefit from stock options			56					56		56
Share-based compensation			47					47		47
Balance, December 31, 2010	382,623	$4	$3,702	$7,475	$(1,018)	78,627	$(4,371)	$5,792	$353	$6,145
Net Income				1,672				1,672	48	1,720
Other comprehensive income (loss)					(728)			(728)	(5)	(733)
Noncontrolling interests:
Dividends and other capital reductions								—	(26)	(26)
Additions (Reductions)								—	4	4
Reclassification to redeemable noncontrolling interests (Note 14)								—	(65)	(65)
Redemption value adjustments (Note 14)				(35)				(35)		(35)
Dividends to Praxair, Inc. common stock ($2.00 per share)				(602)				(602)		(602)

	Praxair, Inc. Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Note 7)	Treasury Stock		Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Activity	Shares	Amounts				Shares	Amounts
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	71		7					7		7
For employee savings and incentive plans	160		(17)			(3,682)	215	198		198
Purchases of common stock						9,379	(933)	(933)		(933)
Tax benefit from stock options			55					55		55
Share-based compensation			62					62		62
Balance, December 31, 2011	382,854	$4	$3,809	$8,510	$(1,746)	84,324	$(5,089)	$5,488	$309	$5,797
Net Income				1,692				1,692	34	1,726
Other comprehensive income (loss)					(106)			(106)	2	(104)
Noncontrolling interests:
Dividends and other capital reductions								—	(48)	(48)
Purchases of noncontrolling interests								—	44	44
Additions (Reductions)								—	16	16
Redemption value adjustments (Note 14)				(13)				(13)		(13)
Dividends to Praxair, Inc. common stock ($2.20 per share)				(655)				(655)		(655)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	66		7					7		7
For employee savings and incentive plans	153		(60)			(3,298)	208	148		148
Purchases of common stock						5,818	(630)	(630)		(630)
Tax benefit from stock options			63					63		63
Share-based compensation			70					70		70
Balance, December 31, 2012	383,073	$4	$3,889	$9,534	$(1,852)	86,844	$(5,511)	$6,064	$357	$6,421
The accompanying Notes on pages 55 to 95 are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PRAXAIR, INC. AND SUBSIDIARIES
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Operations – Praxair, Inc. and its subsidiaries ("Praxair" or "the company") comprise one of the largest industrial gases companies worldwide, and the largest in North and South America. Praxair produces, sells and distributes atmospheric, process and specialty gases, and high-performance surface coatings to a diverse group of industries including aerospace, chemicals, electronics, energy, food and beverage, healthcare, manufacturing and metals.
Principles of Consolidation – The consolidated financial statements include the accounts of all significant subsidiaries where control exists and, in limited situations, variable-interest entities where the company is the primary beneficiary. Intercompany transactions and balances are eliminated in consolidation and any significant related-party transactions have been disclosed.
Equity investments generally consist of 20% to 50% owned operations where the company exercises significant influence, but does not have control. Equity income from equity investments in corporations is reported on an after-tax basis. Pre-tax income from equity investments that are partnerships or limited-liability corporations ("LLC") is included in other income (expenses) – net with related taxes included in Income taxes. Equity investments are reviewed for impairment whenever events or circumstances reflect that an impairment loss may have incurred. Operations less than 20% owned, where the company does not exercise significant influence, are generally carried at cost.
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
Certain of the company’s facilities that are built to provide product to a specific customer are required to be accounted for as leases. The associated revenue streams are classified as rental revenue and are not significant.
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
Inventories – Inventories are stated at the lower of cost or market. Cost is determined using the last-in, first-out ("LIFO") method for certain U.S. operations and the average-cost method for most other operations (see Note 7).
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
There are two types of derivatives the company enters into: hedges of fair-value exposures and hedges of cash-flow exposures. Fair-value exposures relate to recognized assets or liabilities, and firm commitments; while cash-flow exposures relate to the variability of future cash flows associated with recognized assets or liabilities, or forecasted transactions. When a derivative is executed and hedge accounting is appropriate, it is designated as either a fair-value hedge or a cash-flow hedge. Currently, Praxair designates all interest-rate and commodity-swap agreements as hedges; however, currency contracts are generally not designated as hedges for accounting purposes. All derivatives are linked to an appropriate underlying exposure. On an ongoing basis, the company assesses the hedge effectiveness of all derivatives designated as hedges to determine if they continue to be highly effective in offsetting changes in fair values or cash flows of the underlying hedged items. If it is determined that the hedge is not highly effective, then hedge accounting will be discontinued prospectively and changes in fair value are recorded in the consolidated statements of income.
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
The company performs a goodwill impairment test annually in the second quarter or more frequently if events or circumstances indicate that an impairment loss may have been incurred. The impairment test allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than carrying value. If it is determined, that it is more likely than not that the fair value of a reporting unit is less than carrying value then the company will estimate and compare the fair value of its reporting units to their carrying value, including goodwill. Reporting units are determined based on one level below the operating segment level. As applicable, fair value is determined through the use of projected future cash flows, multiples of earnings and sales and other factors. Such analysis requires the use of certain market assumptions and discount factors, which are subjective in nature.
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
Share-based Compensation– The company has granted share-based awards which consist of stock options, restricted stock and performance-based stock. Share-based compensation expense is generally recognized on a straight-line basis over the stated vesting period. For stock awards granted to full-retirement-eligible employees, compensation expense is recognized over the period from the grant date to the date retirement eligibility is achieved. For performance-based awards, compensation expense is recognized only if it is probable that the performance condition will be achieved.
See Note 15 for additional disclosures relating to share-based compensation.
Recently Issued Accounting Standards
Accounting Standards Implemented in 2012
The following standards were all effective for Praxair in 2012 and their adoption did not have a significant impact on the condensed consolidated financial statements:

•
Testing for Goodwill Impairment - In September 2011, the Financial Accounting Standards Board ("FASB") issued updated guidance on the periodic testing of goodwill for impairment. This guidance provides companies with the option to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform a quantitative two-step goodwill impairment test. Praxair applied the updated guidance during its annual goodwill review performed in the second quarter of 2012. Refer to Note 9.

•
Statement of Comprehensive Income - In June 2011, the FASB issued (and subsequently amended in December 2011) a revised standard regarding the presentation of other comprehensive income. Praxair has elected a two-statement approach. Refer to the Consolidated Statements of Comprehensive Income (Loss) following the Consolidated Statements of Income.

•
Expanded Disclosures for Fair Value Measurements - In May 2011, the FASB issued additional guidance expanding the disclosures for Fair Value Measurements, particularly Level 3 inputs. Refer to Note 13 for the additional guidance, as applicable.

•
Testing Indefinite-Lived Intangible Assets for Impairment - In July 2012, the FASB issued updated guidance on the testing of indefinite-lived intangible assets for impairment. This guidance provides companies with the option to apply a qualitative approach to determine if it is more-likely-than-not that the asset might be impaired and whether it is necessary to perform a quantitative test. Early adoption is permitted and did not have an impact on Praxair's consolidated financial statements.

Accounting Standards to Be Implemented

•
Statement of Comprehensive Income - In February 2013, the FASB issued updated disclosure requirements regarding the presentation of other comprehensive income, which will be effective beginning with the first quarter 2013. Praxair does not expect this requirement to significantly change its current comprehensive income disclosures.

•
Offsetting Assets and Liabilities - In December 2011, the FASB issued (and subsequently amended in January 2013) updated disclosure requirements related to a company's right or requirement to offset derivative balance sheet items and the related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of setoff, amounts offset, and the related net exposure. This guidance will be effective for Praxair beginning with the first quarter 2013. Praxair does not expect this requirement to have any impact on the consolidated financial statements.

Reclassifications – Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.
NOTE 2. COST REDUCTION PROGRAM AND OTHER CHARGES – NET
2012 Cost Reduction Program and Other Charges– Net
The year ended December 31, 2012 includes the following items which are recorded as a separate line item in the consolidated financial statements:

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
The severance costs of $43 million are for the termination of approximately 410 employees, primarily in Europe (industrial gases and surface technologies) of which approximately 123 have been terminated as of December 31, 2012. The remaining employees are expected to be terminated during 2013. These actions reflect the continued business slow-down in Europe and result from a decision to eliminate and/or restructure operations and product lines.

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
The following table summarizes the activities related to the company's cost reduction program during 2012:

(Millions of dollars)	Severance Costs	Costs Associated with Exit or Disposal Activities	Total Cost Reduction Program
Cost reduction program	$43	$13	$56
Less: Cash payments	(13)	—	(13)
Less: Non-cash asset write-offs	—	(9)	(9)
Foreign currency translation	—	—	—
Balance, December 31, 2012	$30	$4	$34
Pension Settlement Charge
During 2011, a number of senior managers retired. These retirees are covered by the U.S. supplemental pension plan which provides for a lump sum benefit payment option. Under certain circumstances, such lump sum payments must be accounted for as a settlement of the related pension obligation, but only when paid. Accordingly, Praxair recorded a settlement charge related to net unrecognized actuarial losses of $9 million ($6 million after-tax) in July 2012 when cash payments were made (refer to Note 16).

Income Tax Benefit
In 2011 Praxair requested a pre-filing agreement (“PFA”) with the U.S. Internal Revenue Service (“IRS”) related to a loss on a liquidated subsidiary resulting from the divestiture of the U.S. Homecare Business. During the third quarter of 2012, the IRS approved the PFA resulting in a net income tax benefit of $55 million (refer to Note 5).
Classification in the consolidated financial statements
The $65 million of operating loss from the cost reduction program and pension settlement is shown as a separate line item on the consolidated statements of income. The $74 million tax benefit resulting from the pre-filing agreement, cost reduction program and pension settlement charge is reflected in income taxes. In the balance sheets, asset write-offs are recorded as a reduction to the carrying value of the related assets and unpaid amounts are recorded as short-term liabilities. As of December 31, 2012, there is a short-term liability of $34 million which is anticipated to be paid during 2013. On the consolidated statement of cash flows, the pre-tax loss from the cost reduction program, net of cash payments, is shown as an adjustment to reconcile net income to net cash provided by operating activities. In Note 18, Praxair excluded these items in its management definition of segment operating profit; a reconciliation of segments operating profit to consolidated operating profit is shown within the operating profit table.

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
Cost Reduction Program
In the fourth quarter 2011, Praxair recorded pre-tax charges totaling $40 million ($31 million after-tax), relating to severance and business restructuring actions primarily in Europe within the industrial gases and surface technologies businesses. The cost reduction program was initiated primarily in response to the economic downturn in Europe.
The following is a summary of the charges by reportable segment.

(Millions of dollars)	Severance Costs	Costs Associated with Exit or Disposal Activities	Total Cost Reduction Program
North America	$1	$—	$1
Europe	20	1	21
South America	4	—	4
Surface Technologies	8	6	14
Total	$33	$7	$40
The severance costs of $33 million are for the termination of approximately 290 employees, primarily in Europe, South America and Surface technologies, of which approximately half were terminated as of December 31, 2011. At December 31, 2012, all actions have been substantially completed. These costs include $6 million of pension settlement charges, primarily related to the closure of the surface technologies business in Switzerland.
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
2010 Spanish Income Tax Settlement and Other Charges – Net
The year ended December 31, 2010 includes the following items which are recorded in the consolidated financial statements:

(Millions of dollars)	Operating Loss	Income Tax Provision (Benefit)	Net Income (Loss)
Spanish income tax settlement	$—	$250	$(250)
U.S. Homecare divestiture	(58)	(18)	(40)
Repatriation tax benefit	—	(35)	35
Venezuela currency devaluation	(27)	(1)	(26)
Total	$(85)	$196	$(281)
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

U.S. Homecare Divestiture
During the fourth quarter 2010, the company announced its intent to sell the U.S. homecare portion of its North American healthcare business and recorded a pre-tax charge of $58 million ($40 million after-tax) representing an adjustment to estimated fair value representing the company’s best estimate of the cash proceeds that would be realized upon eventual sale or other disposition of the net assets of the business. There was no cash impact for 2010. On February 2, 2011, the company announced that it had entered into a definitive agreement for sale of the U.S. homecare business to Apria Healthcare Group Inc. The sale was finalized on March 4, 2011.
Repatriation Tax Benefit
Also during the fourth quarter 2010, the company recognized an income tax benefit of $35 million related to the repatriation of highly-taxed foreign earnings. There was no cash impact for 2010. See Note 5 for additional disclosures relating to foreign tax credit carryforwards and related valuation allowances.
Venezuela Currency Devaluation;
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
NOTE 3. ACQUISITIONS
The results of operations of these businesses have been included in Praxair’s consolidated statements of income since their respective dates of acquisition. Proforma financial statements for the following acquisitions have not been provided as the acquisitions are not material individually or in the aggregate.
2012 Acquisitions
In November 2012, Praxair acquired Acetylene Oxygen Company ("AOC"), one of the top ten independent gas and welding products distributors in the U.S, which operates throughout central and southern Texas. The acquisition of AOC allows Praxair to further expand its packaged gases presence in this region. Also, during the twelve months ended December 31, 2012, Praxair completed a number of other smaller acquisitions, primarily North American packaged gas distributors, including PortaGas, located in Houston, Texas. The aggregate purchase price for all acquisitions was $280 million, and resulted in recognition of $122 million of goodwill (see Note 9).
2011 Acquisitions
In December 2011, Praxair acquired Texas Welders Supply Company, the largest independent gas and welding products distributor in the greater Houston, Texas area. This acquisition increased Praxair’s packaged gas presence in what is considered one of top five welding markets in the U.S.
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

On June 15, 2011, Praxair completed the acquisition of a 49% ownership interest in the ROC Group’s industrial gases business operating in the United Arab Emirates (also see 2010 acquisitions below). This investment has been accounted for as an equity investment in Praxair’s consolidated financial statements.
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
NOTE 4. LEASES
In the normal course of its business, Praxair enters into various leases as the lessee, primarily involving manufacturing and distribution equipment and office space. Total lease and rental expenses under operating leases were $120 million in 2012, $115 million in 2011 and $111 million in 2010. Capital leases are not significant and are included in property, plant and equipment – net. Related obligations are included in debt.
At December 31, 2012, minimum payments due under operating leases are as follows:

(Millions of dollars)
2013	$111
2014	98
2015	84
2016	72
2017	56
Thereafter	62
$483
The present value of these future lease payments under operating leases is approximately $399 million.
Praxair’s leases where it is the lessor are not significant.
NOTE 5. INCOME TAXES
Pre-tax income applicable to U.S. and foreign operations is as follows:

(Millions of dollars) Year Ended December 31,	2012	2011	2010
United States	$880	$762	$643
Foreign	1,416	1,561	1,321
Total income before income taxes	$2,296	$2,323	$1,964

The following is an analysis of the provision for income taxes:

(Millions of dollars) Year Ended December 31,	2012	2011	2010
Current tax expense
U.S. federal (a)	$14	$273	$133
State and local	20	30	18
Foreign (b)	294	341	484
	328	644	635
Deferred tax expense
U.S. federal	198	(47)	70
State and local	17	3	(1)
Foreign (c)	43	41	64
	258	(3)	133
Total income taxes	$586	$641	$768

________________________

(a)	2012 includes income tax benefit from liquidated subsidiary of $55 million. See Note 2.

(b)	2010 includes Spain tax settlement of $250 million. See Note 2.

(c)	2010 includes $35 million repatriation tax benefit. See Note 2.
An analysis of the difference between the provision for income taxes and the amount computed by applying the U.S. statutory income tax rate to pre-tax income follows:

(Dollar amounts in millions) Year Ended December 31,	2012		2011		2010
U.S. statutory income tax rate	$804	35.0%	$813	35.0%	$688	35.0%
State and local taxes – net of federal benefit	24	1.0%	21	0.9%	11	0.6%
U.S. tax credits and deductions (a)	(22)	(1.0)%	(21)	(0.9)%	(18)	(0.9)%
Foreign tax rate differentials (b)	(159)	(6.9)%	(164)	(7.0)%	(128)	(6.5)%
Income tax benefit from liquidation of subsidiary (c)	(55)	(2.4)%	—	—%	—	—%
Spain tax settlement (d)	—	—%	—	—%	250	12.7%
Repatriation tax benefit (d)	—	—%	—	—%	(35)	(1.8)%
Other – net	(6)	(0.2)%	(8)	(0.4)%	—	—%
Provision for income taxes	$586	25.5%	$641	27.6%	$768	39.1%

________________________

(a)	U.S. tax credits and deductions relate to manufacturing deductions and to the research and experimentation tax credit.

(b)	Includes statutory foreign tax rate differentials and various tax incentives primarily in Europe, Asia and South America. Other tax rate changes were not significant.

(c)	Income tax benefit from liquidation of subsidiary. See Note 2.

(d)	Relates to the income tax settlement in Spain and the tax benefit related to the repatriation of foreign earnings. See Note 2.

Net deferred tax liabilities included in the consolidated balance sheet are comprised of the following:

(Millions of dollars) December 31,	2012	2011
Deferred tax liabilities
Fixed assets	$1,153	$972
Exchange gains	92	104
Goodwill	84	89
Other	121	119
	$1,450	$1,284
Deferred tax assets
Carryforwards	$294	$329
Benefit plans and related (a)	433	451
Inventory	20	21
Accruals and other (b)	206	209
	$953	$1,010
Less: Valuation allowances (c)	(86)	(107)
	$867	$903
Net deferred tax liabilities	$583	$381
Recorded in the consolidated balance sheets as:
Current deferred tax assets, net (Note 7)	$185	$142
Long-term deferred tax liabilities, net (Note 7)	768	523
	$583	$381
________________________

(a)	Includes deferred taxes of $427 million and $378 million in 2012 and 2011, respectively, related to pension / OPEB funded status (Note 16).

(b)	Includes $77 million and $93 million in 2012 and 2011, respectively, related to research and development costs.

(c)	Summary of valuation allowances relating to deferred tax assets follows (millions of dollars):

	2012	2011	2010
Balance, January 1,	$(107)	$(111)	$(37)
Income tax (charge) benefit:
Brazil	—	—	(1)
U.S.	17	6	(66)
Other	(8)	(4)	(3)
Translation adjustments	—	1	—
Other, including write-offs	12	1	(4)
Balance, December 31,	$(86)	$(107)	$(111)
Praxair evaluates deferred tax assets quarterly to ensure that estimated future taxable income will be sufficient in character (e.g., capital gain versus ordinary income treatment), amount and timing to result in their recovery. After considering the positive and negative evidence, a valuation allowance is established to reduce the assets to their realizable value when management determines that it is more likely than not (i.e., greater than 50% likelihood) that a deferred tax asset will not be realized. Considerable judgment is required in establishing deferred tax valuation allowances. At December 31, 2012, Praxair had $294 million of deferred tax assets relating to net operating losses (“NOLs”) and tax credits and $86 million of valuation allowances. These deferred tax assets include $114 million relating to NOLs in Brazil (primarily one subsidiary) which never expire and have no valuation allowances and $76 million relating to U.S. foreign tax credits which expire in 2021 and have a $51 million valuation allowance. The utilization of the U.S. foreign tax credits is dependent on many factors including U.S. interest expense, future U.S. investment, foreign sales and earnings growth, foreign currency exchange rates, and acquisitions and dispositions. Management’s assessment and judgment are highly dependent on these variables and any significant changes to any one of them can substantially impact the amount of foreign tax credit utilization over the ten year carryforward period.
The remaining $104 million of NOLs and other carryforwards ($66 million in U.S. and $38 million foreign) which expire through 2031 have valuation allowances totaling $35 million. The remaining valuation allowances relate to certain foreign and U.S. state NOLs and are required because management has determined, based on financial projections and available tax strategies, that it is unlikely that the NOLs will be utilized before they expire. If events or circumstances change, valuation allowances are adjusted at that time resulting in an income tax benefit or charge.
A provision has not been made for additional U.S. federal or foreign taxes at December 31, 2012 on $8 billion of undistributed earnings of foreign subsidiaries because Praxair intends to reinvest these funds indefinitely to support foreign growth opportunities. It is not practicable to estimate the unrecognized deferred tax liability on these undistributed earnings. These earnings could become subject to additional tax if they are remitted as dividends, loaned to Praxair in the U.S., or upon sale of the subsidiary’s stock.
Uncertain Tax Positions
Unrecognized income tax benefits represent income tax positions taken on income tax returns but not yet recognized in the consolidated financial statements. The company has unrecognized income tax benefits totaling $142 million, $163 million and $153 million as of December 31, 2012, 2011 and 2010, respectively. If recognized, essentially all of the unrecognized tax benefits and related interest and penalties would be recorded as a benefit to income tax expense on the consolidated statement of income.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Millions of dollars)	2012	2011	2010
Unrecognized income tax benefits, January 1	$163	$153	$372
Additions for tax positions of prior years	12	24	2
Reductions for tax positions of prior years	(17)	(1)	(12)
Additions for current year tax positions	—	2	14
Reductions for settlements with taxing authorities (a)	(1)	(2)	(206)
Reductions as a result of a lapse of an applicable statute of limitations	(9)	(1)	(8)
Foreign currency translation	(6)	(12)	(9)
Unrecognized income tax benefits, December 31	$142	$163	$153

________________________

(a)
Settlements are uncertain tax positions that were effectively settled with the taxing authorities, including positions where the company has agreed to amend its tax returns to eliminate the uncertainty. The 2010 settlement amount primarily relates to the Spain tax settlement. See Note 2.

Expenses for interest and penalties on tax reserves of $1 million, $4 million and $11 million were recognized for the years ended December 31, 2012, 2011 and 2010, respectively and were classified as income tax expense in the consolidated statement of income. The company had $17 million and $18 million of accrued interest and penalties as of December 31, 2012 and December 31, 2011, respectively which were recorded in other long-term liabilities in the consolidated balance sheets (see Note 7).

As of December 31, 2012, the company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major tax jurisdictions	Open Years
North America
United States	2009 through 2012
Canada	2000 through 2012
Mexico	2006 through 2012

Europe
Germany	2008 through 2012
Italy	2008 through 2012
Spain	2004 through 2012

South America
Brazil	1998 through 2012

Asia
China	2007 through 2012
India	2006 through 2012
Korea	2006 through 2012
Thailand	2006 through 2012
The company is currently under audit in a number of tax jurisdictions including the United States and Canada. As a result, it is reasonably possible that some of these audits will conclude or reach the stage where a change in unrecognized income tax benefits may occur within the next twelve months. At that time, the Company will record any adjustment to income tax expense as required. During 2012, the Company settled its 2007 and 2008 U.S. Income tax audits with the IRS. The settlement was not significant to the consolidated financial statements. The company is also subject to income taxes in many hundreds of state and local taxing jurisdictions that are open to tax examinations.
NOTE 6. EARNING PER SHARE – PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	2012	2011	2010
Numerator (Millions of dollars)
Net income – Praxair, Inc.	$1,692	$1,672	$1,195
Denominator (Thousands of shares)
Weighted average shares outstanding	297,746	301,611	306,069
Shares earned and issuable under compensation plans	570	626	651
Weighted average shares used in basic earnings per share	298,316	302,237	306,720
Effect of dilutive securities
Stock options and awards	3,529	4,485	4,675
Weighted average shares used in diluted earnings per share	301,845	306,722	311,395
Basic Earnings Per Common Share	$5.67	$5.53	$3.90
Diluted Earnings Per Common Share	$5.61	$5.45	$3.84
Stock options of 1,589,235 were antidilutive and therefore excluded in the computation of diluted earnings per share for the year ended December 31, 2012. There were no antidilutive shares for the year ended December 31, 2011. Stock options of

14,540 were antidilutive and therefore excluded in the computation of diluted earnings per share for the year ended December 31, 2010.
NOTE 7. SUPPLEMENTAL INFORMATION
Income Statement

(Millions of dollars) Year Ended December 31,	2012	2011	2010
Selling, General and Administrative
Selling	$547	$563	$531
General and administrative	723	676	665
	$1,270	$1,239	$1,196

Year Ended December 31,	2012	2011	2010
Depreciation and Amortization
Depreciation	$980	$982	$904
Amortization of other intangibles (Note 10)	21	21	21
	$1,001	$1,003	$925

Year Ended December 31,	2012	2011	2010
Other Income (Expenses) – Net
Currency related net gains (losses)	$(9)	$7	$(1)
Partnership income	10	9	1
Net legal settlements	24	—	—
Severance expense	(17)	(17)	(12)
Business divestitures and asset gains (losses) – net	49	17	—
State of Rio amnesty program	—	—	19
Other – net	(14)	(9)	(2)
	$43	$7	$5

Year Ended December 31,	2012	2011	2010
Interest Expense – Net
Interest incurred on debt	$226	$222	$187
Interest capitalized	(70)	(62)	(62)
Amortization of swap termination costs (Note 12)	(15)	(15)	(7)
	$141	$145	$118

Balance Sheet

(Millions of dollars) December 31,	2012	2011
Accounts Receivable
Trade	$1,763	$1,750
Other	163	140
	1,926	1,890
Less: allowance for doubtful accounts (a)	(92)	(95)
	$1,834	$1,795

December 31,	2012	2011
Inventories (b)
Raw materials and supplies	$164	$153
Work in process	56	58
Finished goods	256	245
	$476	$456

December 31,	2012	2011
Prepaid and Other Current Assets
Deferred income taxes (Note 5)	$185	$142
Prepaid	87	73
Other	53	51
	$325	$266

December 31,	2012	2011
Other Long-term Assets
Pension assets (Note 16)	$—	$14
Insurance contracts (c)	71	71
Long-term receivables, net (d)	46	53
Deposits	57	62
Investments carried at cost	9	9
Deferred charges	159	171
Other	169	176
	$511	$556

December 31,	2012	2011
Accrued Taxes
Tax liabilities for uncertain tax positions	$5	$5
Other accrued taxes	118	140
	$123	$145

December 31,	2012	2011
Other Current Liabilities
Accrued expenses	$257	$258
Payrolls	156	196
Cost reduction program and other charges (Note 2)	34	23
Pension and postretirement (Note 16)	46	38
Interest payable	56	53
Employee benefit accrual	20	20
Severance	12	12
Insurance reserves	6	6
Other	164	164
	$751	$770

December 31,	2012	2011
Other Long-term Liabilities
Pension and postretirement (Note 16)	$909	$905
Tax liabilities for uncertain tax positions	63	76
Interest and penalties for uncertain tax positions (Note 5)	17	18
Insurance reserves	22	21
Other	265	208
	$1,276	$1,228

December 31,	2012	2011
Deferred Credits
Deferred income taxes (Note 5)	$768	$523
Other	209	215
	$977	$738

Accumulated Other Comprehensive Income (Loss)
Cumulative translation adjustment
North America (e)	$(178)	$(277)
South America (e)	(837)	(666)
Europe	(93)	(124)
Asia	23	(17)
Surface Technologies	30	27
	(1,055)	(1,057)
Derivatives – net of taxes	(5)	(5)
Pension/ OPEB funded status obligation (net of $427 million and
$378 million taxes in 2012 and 2011, respectively) (Note 16)	(792)	(684)
	$(1,852)	$(1,746)

________________________

(a)
Provisions to the allowance for doubtful accounts were $29 million, $57 million, and $82 million in 2012, 2011, and 2010, respectively. The remaining allowance activity in each period related primarily to write-offs of uncollectible amounts, net of recoveries and currency movements.

(b)
Approximately 7% and 5% of total inventories were valued using the LIFO method at December 31, 2012 and 2011, respectively. If inventories had been valued at current costs, they would have been approximately $14 million and $11 million higher than reported at December 31, 2012 and 2011.

(c)	Consists primarily of insurance contracts and other investments to be utilized for non-qualified pension and OPEB obligations (see Note 16).

(d)
Financing receivables is not normal practice for the company. The balances at December 31, 2012 and 2011 are net of reserves of $43 million and $64 million, respectively. The balance in both periods relates primarily to government receivables in Brazil and other long-term notes receivable from customers, the majority of which are fully reserved. Collectibility is reviewed regularly and uncollectible amounts are written-off as appropriate. The fluctuation within this account was due primarily to foreign currency movements.

(e)	North America consists of currency translation adjustments in Canada and Mexico while South America relates primarily to Brazil and Argentina.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT – NET
Significant classes of property, plant and equipment are as follows:

(Millions of dollars) December 31,	2012	2011
Machinery and equipment	$18,644	$17,365
Buildings	1,092	1,048
Construction in progress and other	2,453	1,891
Land and land improvements	490	324
	22,679	20,628
Less: accumulated depreciation	(11,226)	(10,497)
	$11,453	$10,131
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

NOTE 9. GOODWILL
Changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2010	$1,303	$246	$343	$33	$141	$2,066
Acquisitions (Note 3)	93	—	303	—	—	396
Purchase adjustments & other	(4)	—	—	(8)	—	(12)
Foreign currency translation	(17)	(31)	(28)	(1)	(1)	(78)
Balance, December 31, 2011	$1,375	$215	$618	$24	$140	$2,372
Acquisitions (Note 3)	121	—	1	—	—	122
Purchase adjustments & other	(9)	—	—	—	—	(9)
Foreign currency translation	12	(20)	26	1	3	22
Balance, December 31, 2012	$1,499	$195	$645	$25	$143	$2,507

Praxair has performed goodwill impairment tests annually during the second quarter of each year, and historically we have determined that the fair value of each of our reporting units was substantially in excess of its carrying value. For the 2012 test completed during the second quarter, Praxair applied the FASB's updated accounting guidance (refer to Note 1) which allows us to first assess qualitative factors to determine the extent of quantitative analysis that may be required to test goodwill for impairment. Based on the qualitative assessments performed, we concluded that it was more likely than not that the fair value of each reporting unit substantially exceeded its carrying value and therefore, further quantitative analysis was not required. Also, there were no indicators of impairment through December 31, 2012.

NOTE 10. OTHER INTANGIBLE ASSETS
The following is a summary of Praxair’s other intangible assets at December 31, 2012 and 2011:

(Millions of dollars) For the year ended December 31, 2012	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2011	$208	$37	$27	$272
Additions (primarily acquisitions)	41	5	—	46
Foreign currency translation	4	—	1	5
Other *	(21)	(5)	(8)	(34)
Balance, December 31, 2012	232	37	20	289
Less: accumulated amortization:
Balance, December 31, 2011	(75)	(20)	(10)	(105)
Amortization expense	(15)	(5)	(1)	(21)
Foreign currency translation	(2)	—	—	(2)
Other *	3	5	4	12
Balance, December 31, 2012	(89)	(20)	(7)	(116)
Net balance at December 31, 2012	$143	$17	$13	$173
(Millions of dollars) For the year ended December 31, 2011	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2010	$166	$28	$24	$218
Additions (primarily acquisitions)	50	10	1	61
Foreign currency translation	(5)	—	—	(5)
Other *	(3)	(1)	2	(2)
Balance, December 31, 2011	208	37	27	272
Less: accumulated amortization:
Balance, December 31, 2010	(63)	(16)	(7)	(86)
Amortization expense	(15)	(5)	(1)	(21)
Foreign currency translation	2	—	—	2
Other *	1	1	(2)	—
Balance, December 31, 2011	(75)	(20)	(10)	(105)
Net balance at December 31, 2011	$133	$17	$17	$167

________________________

*	Other primarily relates to the write-off of fully amortized assets and purchase accounting adjustments.
There are no expected residual values related to these intangible assets. Amortization expense for the years ended December 31, 2012, 2011 and 2010 was $21 million. The remaining weighted-average amortization period for intangible assets is approximately 12 years.

Total estimated annual amortization expense is as follows:

(Millions of dollars)
2013	$27
2014	23
2015	22
2016	20
2017	14
Thereafter	67
$173

NOTE 11. DEBT
The following is a summary of Praxair’s outstanding debt at December 31, 2012 and 2011:

(Millions of dollars)	2012	2011
Short-term
Commercial paper and U.S. bank borrowings	$563	$159
Other bank borrowings (primarily international)	75	178
Total short-term debt	638	337
Long-term
U.S. borrowings
6.375% Notes due 2012 (d, e)	-	501
1.75% Notes due 2012 (d, e)	-	405
3.95% Notes due 2013 (d)	350	350
2.125% Notes due 2013(a, b, d)	504	513
4.375% Notes due 2014 (a)	299	299
5.25% Notes due 2014	400	400
4.625% Notes due 2015	500	500
3.25% Notes due 2015 (a, b)	431	434
5.375% Notes due 2016	400	400
5.20% Notes due 2017	325	325
1.05% Notes due 2017 (c)	400	-
4.50% Notes due 2019 (a)	598	597
4.05% Notes due 2021 (a)	498	498
3.00% Notes due 2021 (a)	496	496
2.45% Notes due 2022 (a, c)	598	-
2.20% Notes due 2022 (a, c)	499	-
3.55% Notes due 2042 (a, c)	298	-
Other	5	6
International bank borrowings	113	490
Obligations under capital lease	10	11
	6,724	6,225
Less: current portion of long-term debt	(39)	(387)
Total long-term debt	6,685	5,838
Total debt	$7,362	$6,562

________________________

(a)	Amounts are net of unamortized discounts.

(b)	December 31, 2012 and 2011 include a $36 million and $54 million fair value increase, respectively, related to fair value hedge accounting. See Note 12 for additional information.

(c)
During 2012, Praxair issued the following notes totaling $1.8 billion: $400 million of 1.05% notes due 2017, $600 million of 2.45% notes due 2022, $500 million of 2.2% notes due 2022 and $300 million of 3.55% notes due 2042. The proceeds of these issuances were used for general corporate purposes.

(d)
Classified as long-term because of the Company’s intent to refinance this debt on a long-term basis and the availability of such financing under the company’s $1.75 billion senior unsecured credit facility with a syndicate of banks entered into on July 26, 2011 which expires in 2016.

(e)	In April and November 2012, Praxair repaid $500 million of 6.375% notes and $400 million of 1.75% notes, respectively, that became due.

On February 21, 2013, Praxair issued $400 million of 0.75% notes due 2016 and $500 million of 2.70% notes due 2023. The proceeds will be used for general corporate purposes, including acquisitions and share repurchases under our share repurchase program.
Credit Facilities
At December 31, 2012, the company has the following major credit facility available for future borrowing:

Millions of dollars	Total Facility	Borrowings Outstanding	Available for Borrowing	Expires
Senior Unsecured	$1,750	$—	$1,750	July 2016
In July 2011, the company entered into a $1.75 billion senior unsecured credit facility with a syndicate of major financial institutions. The credit facility is non-cancellable by the issuing financial institutions until its maturity in July 2016. Also, Praxair has an option to increase the amount of the credit facility by $250 million at its sole discretion. This facility replaced the company’s $1.0 billion senior unsecured credit facility which was set to expire in December 2011. No borrowings were outstanding under either of these credit agreements at December 31, 2012 or 2011. Associated fees were not significant in each of the past three years.
The company had a $400 million revolving multi-currency credit facility in Europe with a syndicate of international banks that expired in November 2012 and borrowings outstanding against this facility were repaid. There was $363 million outstanding against the facility in Europe at December 31, 2011.
Covenants
Praxair’s $1.75 billion senior unsecured credit facility and long-term debt agreements contain various covenants which may, among other things, restrict the ability of Praxair to merge with another entity, incur or guarantee debt, sell or transfer certain assets, create liens against assets, enter into sale and leaseback agreements, or pay dividends and make other distributions beyond certain limits. These agreements also require Praxair to not exceed a maximum 70% leverage ratio defined in the agreements as the ratio of consolidated total debt to the sum of consolidated total debt plus consolidated shareholders’ equity of the company. For purposes of the leverage ratio calculation, consolidated shareholders’ equity excludes changes in the cumulative foreign currency translation adjustments after June 30, 2011. At December 31, 2012, the actual leverage ratio was 51% and the company is in compliance with all financial covenants. Also, there are no material adverse change clauses or other subjective conditions that would restrict the company’s ability to borrow under the agreement.
Other Debt Information
As of December 31, 2012 and 2011, the weighted-average interest rate of short-term borrowings outstanding was 0.7% and 2.4%, respectively.
Expected maturities on long-term debt are as follows:

(Millions of dollars)
2013	$39
2014	770
2015	923
2016	1,257	*
2017	730
Thereafter	3,005
	$6,724
________________________

*
The $854 million of fixed-rate debt due in 2013 has been reflected in 2016 maturities due to the company’s intent to refinance this debt on a long-term basis and the ability to do so under the $1.75 billion senior unsecured credit facility which expires in 2016.

As of December 31, 2012, $14 million of Praxair’s assets (principally international fixed assets) were pledged as collateral for $11 million of long-term debt, including the current portion of long-term debt.
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
The following table is a summary of the notional amount and fair value of derivatives outstanding at December 31, 2012 and 2011 for consolidated subsidiaries:

			Fair Value
(Millions of dollars)	Notional Amounts		Assets		Liabilities
December 31,	2012	2011	2012	2011	2012	2011
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$2,515	$1,541	$6	$2	$8	$2
Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted purchases (a)	$10	$59	$—	$—	$—	$2
Interest rate contracts:
Interest rate swaps (b)	400	400	32	35	—	—
Total Hedges	$410	$459	$32	$35	$—	$2
Total Derivatives	$2,925	$2,000	$38	$37	$8	$4

________________________

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.

(b)	Assets are recorded in other long term assets.
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

Anticipated Net Income
Historically Praxair has entered into anticipated net income hedge contracts consisting of foreign currency options and forwards related primarily to anticipated net income in Brazil, Europe and Canada. Although there were no anticipated net income hedges outstanding as of December 31, 2012 and December 31, 2011, such derivatives were outstanding during each of these years. Over the term of the contracts, the fair value adjustments from net-income hedging contracts are largely offset by the impacts on reported net income resulting from currency translation. The accounting rules pertaining to derivatives and hedging do not allow hedges of anticipated net income to be designated as hedging instruments.

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
Interest Rate Contracts
Outstanding Interest Rate Swaps
At December 31, 2012, Praxair had an interest-rate swap agreement outstanding related to the $400 million 3.25% fixed-rate notes that mature in 2015 which effectively convert fixed-rate interest to variable-rate interest. This swap agreement was designated as a fair value hedge with the resulting fair value adjustments recognized in earnings along with an equally offsetting charge / benefit to earnings for the changes in the fair value of the underlying debt instrument. At December 31, 2012, $32 million was recognized as an increase in the fair value of this note ($35 million at December 31, 2011).
Terminated Interest Rate Swaps
The following table summarizes information related to terminated interest rate swap contracts (None outstanding at December 31, 2012, 2011 or 2010):

			Amount of Gain Recognized in Earnings (a)			Unrecognized Gain (a) December 31,
(Millions of Dollars)	Year Terminated	Original Gain	2012	2011	2010	2012	2011
Interest Rate Swaps
Underlying debt instrument (b):
$500 million 2.125% fixed-rate notes that mature in 2013 (c)	2011	$18	$9	$5	$—	$4	$13
$400 million 1.75% fixed-rate notes that matured in 2012	2010	13	5	6	2	—	5
$500 million 6.375% fixed-rate notes that matured in 2012	2002	47	1	4	5	—	1
Total		$78	$15	$15	$7	$4	$19

________________________

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

Terminated Treasury Rate Locks
The following table summarizes the unrecognized gains (losses) related to terminated treasury rate lock contracts (None outstanding at December 31, 2012, 2011 or 2010):

			Unrecognized Gain / (Loss) (a)
(Millions of Dollars)	Year Terminated	Original Gain / (Loss)	December 31, 2012	December 31, 2011
Treasury Rate Locks
Underlying debt instrument:
$500 million 2.20% fixed-rate notes that mature in 2022 (b)	2012	$(2)	$(2)	$—
$500 million 3.000% fixed-rate notes that mature in 2021 (b)	2011	(11)	(10)	(11)
$600 million 4.50% fixed-rate notes that mature in 2019 (b)	2009	16	11	12
$500 million 4.625% fixed-rate notes that mature in 2015 (b)	2008	(7)	(2)	(3)
Total – pre-tax			$(3)	$(2)
Less: income taxes			1	1
After- tax amounts			$(2)	$(1)

________________________

(a)
The unrecognized gains / (losses) for the treasury rate locks are shown in accumulated other comprehensive income (AOCI) and will be recognized on a straight line basis to interest expense – net over the term of the underlying debt agreements. Upon settlement of the treasury rate lock contracts, the cash received or paid is reflected within Noncontrolling interest transactions and other in the financing section of the consolidated statement of cash flows. Refer to the table below summarizing the impact of the company’s consolidated statements of income and AOCI for current period gain (loss) recognition.

(b)
The notional amount of the treasury rate lock contracts are equal to the underlying debt instrument with the exception of the treasury rate lock contract entered into to hedge the $600 million 4.50% fixed-rate notes that mature in 2019. The notional amount of this contract was $500 million.

The following table summarizes the earnings impacts of derivative that are not designated as hedging instruments:

(Millions of dollars)	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (a)
December 31,	2012	2011	2010
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items:
Debt-related	$33	$(25)	$(10)
Other balance sheet items	(1)	(3)	5
Anticipated net income	(4)	(1)	(4)
Total	$28	$(29)	$(9)

The following table summarizes the impacts of derivatives that impact AOCI, including reclassifications to earnings:

(millions of dollars)	Amount of Gain (Loss) Recognized in AOCI (b)			Amount of Gain (Loss) Reclassified from AOCI to Earnings (c)
December 31,	2012	2011	2010	2012	2011	2010
Derivatives Designated as Hedging Instruments
Currency contracts:
Forecasted purchases (b)	$1	$(4)	$—	$—	$—	$—
Interest rate contracts:
Treasury rate locks (b)	(2)	(11)	—	—	—	1
Total – Pre tax	$(1)	$(15)	$—	$—	$—	$1
Less: income taxes	1	6	—	—	—	(1)
After tax amounts	$—	$(9)	$—	$—	$—	$—

________________________

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

(c)
The gains (losses) on forecasted purchases are reclassified to the depreciation and amortization expense on a straight-line basis consistent with the useful life of the underlying asset. The gains (losses) for interest rate contracts are reclassified to earnings as interest expense –net on a straight-line basis over the remaining maturity of the underlying debt. Net losses of $1 million are expected to be reclassified to earning during 2013.

NOTE 13. FAIR VALUE DISCLOSURES
The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:
Level 1 – quoted prices in active markets for identical assets or liabilities
Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and 2011:

	Fair Value Measurements Using
(Millions of dollars)	Level 1		Level 2		Level 3
	2012	2011	2012	2011	2012	2011
Assets
Derivative assets	$—	$—	$38	$37	$—	$—
Liabilities
Derivative liabilities	$—	$—	$8	$4	$—	$—
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
The fair value of cash and cash equivalents, short-term debt, accounts receivables-net, and accounts payable approximate carrying value because of the short-term maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues, which is deemed a Level 2 measurement. At December 31, 2012, the estimated fair value of Praxair’s long-term debt portfolio was $7,131 million versus a carrying value of $6,724 million. At December 31, 2011, the estimated fair value of Praxair’s long-term debt portfolio was $6,692 million versus a carrying value of $6,225 million. These differences are attributable to interest-rate changes subsequent to when the debt was issued.
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
NOTE 14. EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Praxair, Inc. Shareholders’ Equity
At December 31, 2012 and 2011, there were 800,000,000 shares of common stock authorized (par value $0.01 per share) of which 383,073,446 shares were issued and 296,229,480 were outstanding at December 31, 2012 (382,854,272 shares were issued and 298,530,017 were outstanding at December 31, 2011).
At December 31, 2012 and 2011, there were 25,000,000 shares of preferred stock (par value $0.01 per share) authorized, of which no shares were issued and outstanding. Praxair’s board of directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.

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
The following is a summary of redeemable noncontrolling interests for the years ended December 31, 2012 and 2011:

(Millions of dollars)	2012	2011
Beginning Balance	$220	$—
Reclassifications from noncontrolling interests (as of October 1, 2011)	—	65
Yara Praxair transaction	—	119
Net income	18	2
Dividends	(9)	—
Redemption value adjustment/accretion	13	35
Foreign currency translation and other	10	(1)
Ending Balance	$252	$220
NOTE 15. SHARE-BASED COMPENSATION
Share-based compensation expense totaling $70 million, $62 million, and $47 million was recognized in 2012, 2011 and 2010, respectively. The related income tax benefit recognized was $21 million, $19 million and $14 million in 2012, 2011 and 2010, respectively. The share-based compensation expense was primarily recorded in selling, general and administrative expenses and no share-based compensation expense was capitalized.
Summary of Plans
Effective April 28, 2009, the board of directors and shareholders of the company adopted the 2009 Praxair, Inc. Long-Term Incentive Plan ("the 2009 Plan"), which replaced the 2002 Praxair, Inc. Long-Term Incentive Plan ("the 2002 Plan"). Equity awards are no longer granted under the 2002 Plan. The 2009 Plan provides for similar equity awards and limitations as the 2002 Plan. The 2009 Plan provides for the granting of stock options and stock appreciation rights, restricted stock and restricted stock units, performance-based stock units and other equity awards. Under the 2009 Plan, the initial aggregate number of shares available for option and other equity grants is 12,000,000 shares, of which up to 4,000,000 shares may be granted as either restricted stock, restricted stock units or performance-based stock units. The 2009 Plan also provides calendar year per-participant limits on grants of stock options and stock appreciation rights, restricted stock and restricted stock units, and performance-based stock units. As of December 31, 2012, 6,291,501 shares remained available for equity grants under this Plan. Both officer and non-officer employees are eligible for awards under the 2009 Plan.
In 2005, the board of directors and shareholders of the company adopted the 2005 Equity Compensation Plan for Non-Employee Directors of Praxair, Inc. ("the 2005 Plan") which replaced the 1995 Stock Option Plan for Non-Employee Directors. Under the 2005 Plan, the aggregate number of shares available for option and other equity grants is limited to a total of 500,000 shares. As of December 31, 2012, 300,092 shares remained available for equity grants under the 2005 Plan. All non-employee directors of the company are eligible for grants under the 2005 Plan.
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
The weighted-average fair value of options granted during 2012 was $17.43 per option ($17.70 in 2011 and $12.57 in 2010) based on the Black-Scholes Options-Pricing model. The following weighted-average assumptions were used for grants in 2012, 2011 and 2010:

Year Ended December 31,	2012	2011	2010
Dividend yield	2.0%	2.0%	2.4%
Volatility	22.5%	22.3%	20.8%
Risk-free interest rate	0.9%	2.2%	2.5%
Expected term years	5	5	5
The following table summarizes option activity under the plans for 2012 (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

Activity	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2012	13,540	$65.30
Granted	1,650	109.64
Exercised	(2,832)	52.20
Cancelled or expired	(77)	102.36
Outstanding at December 31, 2012	12,281	$74.05	5.6	$435
Exercisable at December 31, 2012	9,194	$65.03	4.6	$408
The aggregate intrinsic value represents the difference between the company’s closing stock price of $109.45 as of December 31, 2012 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during 2012 was $165 million ($191 million and $182 million for 2011 and 2010, respectively).
Cash received from option exercises under all share-based payment arrangements for 2012 was $148 million . The cash tax benefit realized from all share-based compensation totaled $81 million for 2012, of which $60 million in excess tax benefits was classified as financing cash flows.
As of December 31, 2012, $26 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.0 year.
Performance-Based and Restricted Stock Awards
In 2012, the company granted performance-based stock awards under the 2009 Plans to senior level executives with a target payout of 403,363 shares that vest principally based on the third anniversary of their date of grant. The actual number of shares issued in settlement of a vested award can range from zero to 150 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a 3-year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s common stock on the date of the grant and the estimated performance that will be achieved. Compensation expense will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved.
There were 140,897 restricted stock units granted to employees during 2012. In addition, the company had previously granted restricted stock to certain key employees that vest after a designated service period ranging from 2 to 10 years. The restricted stock earns quarterly dividends that also vest after the designated service period and are payable in additional shares. Compensation expense related to the restricted stock units and restricted stock is recognized on a straight-line basis over the vesting period.
The weighted-average fair value of performance-based stock units granted during 2012 was $103.13 per unit ($92.06 in 2011 and $70.99 million in 2010). The weighted-average fair value of restricted stock units granted during 2012 was $104.71 per unit ($92.39 in 2011 and $72.24 in 2010). This is based on the closing market price of the company’s common stock on the grant date adjusted for dividends that will not be paid during the vesting period.
The following table summarizes non-vested performance-based and restricted stock award activity as of December 31, 2012 and changes during the period then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
Performance-Based and Restricted Stock Activity	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2012	962	$71.58	340	$75.51
Granted (a)	403	103.13	141	104.71
Vested	(508)	56.41	(101)	63.72
Cancelled	(17)	92.13	(12)	86.15
Non-vested at December 31, 2012	840	$88.83	368	$89.89

(a)
Performance-based stock units granted during 2012 included 120 thousand shares relating to the actual payout of the 2009 PSU grants. The original grant date fair value of these shares was $56.02, the cost of which was expensed in prior periods.

As of December 31, 2012, based on current estimates of future performance, $29 million of unrecognized compensation cost related to performance-based awards is expected to be recognized through the first quarter of 2015 and $14 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized on a straight-line basis primarily through the first quarter of 2017.
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

Multi-employer Pension Plans
In the United States Praxair participates in seven multi-employer defined benefit pension plans ("MEP") pursuant to the terms of collective bargaining agreements covering approximately 200 union-represented employees. The collective bargaining agreements expire on different dates through 2015. In connection with such agreements, the Company is required to make periodic contributions to the MEPs in accordance with the terms of the respective collective bargaining agreements. Praxair’s participation in these plans is not significant either at the plan level or in the aggregate. Praxair’s contributions to these plans were $1 million in 2012, 2011 and 2010 (the cost is not included in the tables that follow). For all MEPs Praxair’s contributions were significantly less than 1% of the total contributions to each plan for 2011 and 2010. Total 2012 contributions were not yet available from the MEPs.
Praxair has obtained the most recently available Pension Protection Act ("PPA") zone status letters from the Trustees of the MEPs. The PPA classifies MEPs as either Red, Yellow or Green zone plans. Among other factors, plans in the Red zone are generally less than 65 percent funded; plans in the Yellow zone are generally 65 to 80 percent funded; and plans in the Green zone are generally at least 80 percent funded. According to the most current data available, three of the MEPs that the Company participates are in a Red zone status; two are in a Yellow zone status; and two are in a Green zone status. As of December 31, 2012, the five Red and Yellow Zone plans have pending or have implemented financial improvement or rehabilitation plans. Praxair does not currently anticipate significant future obligations due to the funding status of these plans. If Praxair determined it was probable that it would withdraw from an MEP, the Company would record a liability for its portion of the MEP’s unfunded pension obligations, as calculated at that time. Historically, such withdrawal payments have not been significant.
Defined Contribution Plans
Praxair’s U.S. business employees are eligible to participate in the Praxair defined contribution savings plan. Employees may contribute up to 40% of their compensation, subject to the maximum allowable by IRS regulations. For the US packaged gases business, company contributions to this plan are calculated as a percentage of salary based on age plus service. U.S. employees other than those in the packaged gases business have company contributions to this plan calculated on a graduated scale based on employee contributions to the plan. The cost for these defined contribution plans was $24 million in 2012, and $22 million in 2011 and 2010 (the cost is not included in the tables that follow).
The defined contribution plans includes a non-leveraged employee stock ownership plan ("ESOP") which covers all employees participating in this plan. The collective number of shares of Praxair common stock in the two ESOPs totaled 3,619,069 at December 31, 2012.
Certain international subsidiaries of the company also sponsor defined contribution plans where contributions are determined under various formulas. The cost for these plans was $12 million in 2012 and 2011, and $10 million in 2010 (the cost is not included in the tables that follow).
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
Praxair uses a measurement date of December 31 for its pension and other post-retirement benefit plans.

Pension and Postretirement Benefit Costs
The components of net pension and postretirement benefits other than pensions ("OPEB") costs for 2012, 2011 and 2010 are shown below:

(Millions of dollars) Year Ended December 31,	Pensions			OPEB
	2012	2011	2010	2012	2011	2010
Service cost	$49	$44	$41	$4	$4	$6
Interest cost	119	120	122	12	14	16
Expected return on plan assets	(153)	(147)	(142)	—	—	—
Net amortization and deferral	68	43	33	(7)	(6)	(2)
Net periodic benefit cost before pension settlement charge	$83	$60	$54	$9	$12	$20
Pension settlement charges *	10	6	3	—	—	—
Net periodic benefit cost	$93	$66	$57	$9	$12	$20
* 2012 includes a $9 million charge in the third quarter related to the retirement of senior managers in the United States (see Note 2)

Funded Status
The changes in benefit obligation and plan assets for Praxair’s pension and OPEB programs, including reconciliation of the funded status of the plans to amounts recorded in the consolidated balance sheet, as of December 31, 2012 and 2011 are shown below:

(Millions of dollars) Year Ended December 31,	Pensions
	2012		2011		OPEB
	U.S.	INTL	U.S.	INTL	2012	2011
Change in Benefit Obligation ("PBO")
Benefit obligation January 1	$1,721	$624	$1,501	$597	$226	$225
Service cost	34	15	31	13	4	4
Interest cost	79	40	80	40	12	14
Participant contributions	—	—	—	—	9	8
Plan amendment	—	—	—	(2)	—	(3)
Actuarial loss (gain)	182	89	183	28	31	11
Benefits paid	(90)	(43)	(74)	(53)	(29)	(28)
Acquisition	—	—	—	29	—	—
Foreign currency translation	—	2	—	(28)	(2)	(5)
Benefit obligation, December 31	$1,926	$727	$1,721	$624	$251	$226
Accumulated benefit obligation ("ABO")	$1,831	$678	$1,625	$590
Change in Plan Assets
Fair value of plan assets, January 1	$1,138	$504	$1,147	$504	$—	$—
Actual return on plan assets	159	70	(18)	30	—	—
Company contributions	165	19	75	19	—	—
Benefits paid from plan assets	(71)	(39)	(66)	(46)	—	—
Acquisition	—	—	—	19	—	—
Foreign currency translation	—	4	—	(22)	—	—
Fair value of plan assets, December 31	$1,391	$558	$1,138	$504	$—	$—
Funded Status, End of Year	$(535)	$(169)	$(583)	$(120)	$(251)	$(226)
Recorded in the Balance Sheet
Other long-term assets	$—	$—	$—	$14	$—	$—
Other current liabilities	(21)	(6)	(14)	(5)	(19)	(19)
Other long-term liabilities	(514)	(163)	(569)	(129)	(232)	(207)
Net amount recognized, December 31	$(535)	$(169)	$(583)	$(120)	$(251)	$(226)
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actuarial loss (gain)	$956	$217	$891	$159	$34	$3
Prior service cost (credit)	(1)	23	(2)	27	(10)	(16)
Deferred tax benefit (Note 5)	(364)	(56)	(339)	(45)	(7)	6
Amount recognized in accumulated other comprehensive income (loss) (Note 7)	$591	$184	$550	$141	$17	$(7)

The changes in plan assets and benefit obligations recognized in other comprehensive income in 2012 and 2011 are as follows:

	Pensions		OPEB
(Millions of dollars)	2012	2011	2012	2011
Current year net actuarial loss (gain)*	$195	$348	$31	$11
Amortization of net actuarial loss	(67)	(42)	—	1
Plan amendment	—	(2)	—	(3)
Amortization of prior service costs	(1)	(1)	7	6
Pension settlements	(10)	(6)	—	—
Foreign currency translation and other	3	(6)	(1)	(1)
Total recognized in other comprehensive income	$120	$291	$37	$14
________________________

*
The pension net actuarial loss in 2012 and 2011 relates primarily to lower discount rates. The OPEB net actuarial loss in 2012 relates primarily to lower discount rates, and the 2011 net actuarial gain relates to a plan change in the United States partially offset by lower discount rates.

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during 2013 are as follows:

(Millions of dollars)	Pension	OPEB
Net actuarial loss (gain)	$91	$1
Prior service cost (credit)	1	(6)
	$92	$(5)
The following table provides information for pension plans where the accumulated benefit obligation exceeds the fair value of the plan assets:

(Millions of dollars) Year Ended December 31,	Pensions
	2012		2011
	U.S.	INTL	U.S.	INTL
Obligation in Excess of Plan Assets
Projected benefit obligation ("PBO")	$1,926	$402	$1,721	$345
Accumulated benefit obligation ("ABO")	$1,831	$391	$1,625	$338
Fair value of plan assets	$1,391	$246	$1,138	$215

Assumptions
The assumptions used to determine the benefit obligations are as of the respective balance sheet date and the assumptions used to determine the net benefit cost are at the previous year-end, as shown below:

	Pensions
	U.S.		INTL		OPEB
	2012	2011	2012	2011	2012	2011
Weighted average assumptions used to determine benefit obligations at December 31,
Discount rate	3.90%	4.70%	5.80%	7.00%	5.00%	5.70%
Rate of increase in compensation levels	3.25%	3.25%	4.00%	3.90%	N/A	N/A
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	4.70%	5.40%	7.00%	7.40%	5.70%	6.40%
Rate of increase in compensation levels	3.25%	3.25%	3.90%	3.90%	N/A	N/A
Expected long-term rate of return on plan assets *	8.25%	8.25%	8.70%	8.60%	N/A	N/A
________________________

*
For 2013, the expected long-term rate of return on plan assets will be 8.00% for the U.S. plans. Expected weighted average returns for international plans will vary. These rates are determined annually by management based on a weighted average of current and historical market trends, historical and expected portfolio performance and the current and expected portfolio mix of investments.

	OPEB
Assumed healthcare cost trend rates	2012	2011
Healthcare cost trend assumed	8.50%	9.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020
These healthcare-cost trend rate assumptions have an impact on the amounts reported. However, cost caps limit the impact on the net OPEB benefit cost in the U.S. To illustrate the effect, a one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage Point
(Millions of dollars)	Increase	Decrease
Effect on the total of service and interest cost components of net OPEB benefit cost	$1	$(1)
Effect on OPEB benefit obligation	$9	$(7)
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

Praxair’s U.S. and international pension plans’ weighted-average asset allocations at December 31, 2012 and 2011, and the target asset allocation range for 2012, by major asset category are as follows:

	U.S.			INTL
Asset Category	Target	2012	2011	Target	2012	2011
Equity Securities	60%-80%	64%	63%	30%-50%	37%	36%
Fixed income securities	20%-40%	36%	37%	40%-60%	54%	54%
Other	—	—	—	0%-10%	9%	10%
The following table summarizes pension assets measured at fair value by asset category at December 31, 2012 and 2011 (see Note 13 for definition of the levels):

	Fair Value Measurements Using
	Level 1		Level 2		Level 3 *		Total
(Millions of dollars)	2012	2011	2012	2011	2012	2011	2012	2011
Cash and cash equivalents	$8	$2	$—	$—	$—	$—	$8	$2
Equity securities:
U.S. equities	372	330	—	—	—	—	372	330
International equities	72	63	—	—	—	—	72	63
Mutual funds	316	278	—	—	—	—	316	278
Pooled funds	—	—	333	224	—	—	333	224
Fixed income securities:
U.S. government bonds	48	54	—	—	—	—	48	54
International government bonds	184	159	—	—	—	—	184	159
Mutual funds	312	245	—	—	—	—	312	245
Corporate bonds	—	—	169	152	—	—	169	152
Pooled funds	—	—	87	86	—	—	87	86
Other:
Insurance contracts	—	—	—	—	48	49	48	49
Fair value of plan assets, December 31,	$1,312	$1,131	$589	$462	$48	$49	$1,949	$1,642
________________________

*	The following table summarizes changes in fair value of the pension plan assets classified as level 3 for the periods ended December 31, 2012 and 2011:

(Millions of dollars)	Insurance Contracts	Private Equity	Total
Balance, December 31, 2010	$33	$4	$37
Gain or losses for the period	6	—	6
Acquisitions	19	—	19
Net settlements	(9)	(4)	(13)
Balance, December 31, 2011	49	—	49
Gain or losses for the period	1	—	1
Net settlements	(2)	—	(2)
Balance, December 31, 2012	$48	$—	$48

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
Insurance Contracts – The fair value of insurance contracts is determined based on the cash surrender value of the insurance contract, which is determined based on such factors as the fair value of the underlying assets and discounted cash flow. These contracts are with highly rated insurance companies. Insurance contracts are classified within level 3 of the valuation hierarchy.
Contributions
Pension contributions were $184 million in 2012, $94 million in 2011 and $124 million in 2010. Estimates of 2013 contributions are in the range of $50 million.
Estimated Future Benefit Payments
The following table presents estimated future benefit payments, net of participants contributions:

(Millions of dollars)	Pensions
Year Ended December 31,	U.S.	INTL	OPEB
2013	$99	$38	$19
2014	98	38	20
2015	98	38	20
2016	101	40	19
2017	107	41	18
2018 – 2022	594	217	79

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
During May 2009, the Brazilian government published Law 11941/2009 instituting a new voluntary amnesty program (“Refis Program”) which allowed Brazilian companies to settle certain federal tax disputes at reduced amounts. During the 2009 third quarter, Praxair decided that it was economically beneficial to settle many of its outstanding federal tax disputes and these disputes were enrolled in the Refis Program and settled. The final settlement related to the Refis Program is subject to final calculation and review by the Brazilian federal government and, although the timing is very difficult to estimate, the company currently anticipates this review will conclude during the next year. Any differences from amounts recorded will be adjusted to income at that time.
After enrollment in the amnesty programs, at December 31, 2012 the most significant remaining claims relate to state VAT tax matters associated with procedural issues and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $196 million. Praxair has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

•
On September 1, 2010, CADE ("Brazilian Administrative Council for Economic Defense") announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines on all five companies. Originally, CADE imposed a civil fine of R$2.2 billion Brazilian reais (US$1.1 billion) against White Martins, the Brazil-based subsidiary of Praxair, Inc. In response to a motion for clarification, the fine was reduced to R$1.7 billion Brazilian reais (US$830 million) due to a calculation error made by CADE. On September 2, 2010, Praxair issued a press release and filed a report on Form 8-K rejecting all claims and stating that the fine represents a gross and arbitrary disregard of Brazilian law.

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
Contingent Asset - Resolution
Praxair's Brazilian-based subsidiary, White Martins, had a long-standing claim against a Brazilian power company, Bandeirante Energia SA, which had been successfully litigated, and in 2011 the courts released a cash deposit to White Martins, subject to completion of an appeal process. During the first quarter of 2012, White Martins was notified that the appeal process was favorably concluded, and accordingly, recognized a $24 million gain to other income (expense), net of legal fees and another litigation matter.

Commitments and Contractual Obligations
The following table sets forth Praxair’s material commitments and contractual obligations as of December 31, 2012, excluding leases, tax liabilities for uncertain tax positions, long-term debt, other post retirement and pension obligations which are summarized elsewhere in the financial statements (see Notes 4, 7, 11, and 16):

(Millions of dollars) Expiring through December 31,	Unconditional Purchase Obligations	Construction Commitments	Guarantees and Other
2013	$576	$1,161	$56
2014	491	528	—
2015	404	—	9
2016	391	—	—
2017	385	—	—
Thereafter	834	—	12
	$3,081	$1,689	$77
Unconditional purchase obligations of $3,081 million represent contractual commitments under various long and short-term take-or-pay arrangements with suppliers and are not included on Praxair's balance sheet. These obligations are primarily minimum-purchase commitments for helium, electricity, natural gas and feedstock used to produce atmospheric and process gases including a multi-year contract for the purchase of silane. During 2012, payments related to Praxair's unconditional purchase obligations totaled $1,093 million, including $679 million for electricity and $207 million for natural gas. A significant portion of these obligations is passed on to customers through similar take-or-pay or other contractual arrangements. Purchase obligations that are not passed along to customers through such contractual arrangements are subject to market conditions, but do not represent a material risk to Praxair. At December 31, 2012 the total purchase obligation for the silane contract is $166 million. Since the contract was signed, the market for silane has not developed as expected and prices have decreased due to lower demand from the photovoltaics markets, primarily in Asia. At December 31, 2012, Praxair's current selling prices and estimated future demand for silane are in excess of its contractual purchase obligations under the contract. The company is continually monitoring market developments.
Construction commitments of $1,689 million represent outstanding commitments to complete authorized construction projects as of December 31, 2012. A significant portion of Praxair’s capital spending is related to the construction of new production facilities to satisfy customer commitments which may take a year or more to complete.
Guarantees and other of $77 million include $74 million related to Praxair’s contingent obligations under guarantees of certain debt of unconsolidated affiliates and $3 million of various guarantees relating to outstanding receivables and repurchase agreements. Unconsolidated equity investees had total debt of approximately $395 million at December 31, 2012, which was non-recourse to Praxair with the exception of the guaranteed portions described above. Praxair has no significant financing arrangements with closely-held related parties.
At December 31, 2012, Praxair had undrawn outstanding letters of credit, bank guarantees and surety bonds valued at approximately $1,480 million from financial institutions, including $557 million relating to the CADE anti-trust litigation in Brazil. These related primarily to customer contract performance guarantees (including plant construction in connection with certain on-site contracts), self-insurance claims and other commercial and governmental requirements, including foreign litigation matters.
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
Praxair evaluates the performance of its reportable segments based primarily on operating profit, excluding inter-company royalties and special items. Accordingly, for 2012, segment operating profit excludes a $65 million loss associated with the cost reduction program and pension settlement charge; 2011 excludes $1 million net loss associated with the acquisition and cost reduction program; 2010 excludes the impact of the U.S. Homecare divestiture and Venezuela currency devaluation totaling $85 million (see Note 2). During the 2012 first quarter, Praxair changed the measurement of its segment sales and operating profit to be based on the country in which the customer is domiciled instead of where the company's selling subsidiary is domiciled. The company believes these changes better represent the sales and profitability by geographic segment. These changes primarily relate to helium and specialty gas sales and result in slightly higher sales and operating profit in Europe and Asia segments with offsetting declines in the North America segment. Prior amounts have been reclassified to conform to the current year presentation. Corporate and globally managed expenses, and research and development costs relating to Praxair’s global industrial gases business, are allocated to operating segments based on sales.
The table below presents information about reportable segments for the years ended December 31, 2012, 2011 and 2010.

(Millions of dollars)	2012	2011	2010
Sales (a)
North America	$5,598	$5,490	$5,079
Europe	1,474	1,458	1,341
South America	2,082	2,308	1,970
Asia	1,414	1,348	1,158
Surface Technologies	656	648	568
	$11,224	$11,252	$10,116

	2012	2011	2010
Operating Profit
North America	$1,465	$1,331	$1,158
Europe	256	272	278
South America	429	530	454
Asia	246	234	193
Surface Technologies	106	102	84
Segment operating profit	2,502	2,469	2,167
Cost reduction program and other charges (Note 2)	(65)	(1)	(85)
Total operating profit	$2,437	$2,468	$2,082

	2012	2011	2010
Total Assets (b)
North America	$8,491	$7,402	$7,154
Europe	2,957	2,728	2,262
South America	3,205	3,194	3,234
Asia	2,757	2,366	1,965
Surface Technologies	680	666	659
	$18,090	$16,356	$15,274

(Millions of dollars)	2012	2011	2010
Depreciation and Amortization
North America	$498	$495	$467
Europe	184	141	124
South America	149	197	174
Asia	127	126	118
Surface Technologies	43	44	42
	$1,001	$1,003	$925

	2012	2011	2010
Capital Expenditures and Acquisitions
North America	$1,303	$880	$636
Europe	322	339	282
South America	351	396	306
Asia	431	431	275
Surface Technologies	53	45	37
	$2,460	$2,091	$1,536

	2012	2011	2010
Sales by Product Group
Atmospheric gases and related	$7,670	$7,494	$6,746
Process gases and other	2,898	3,110	2,802
Surface technologies	656	648	568
	$11,224	$11,252	$10,116

	2012	2011	2010
Sales by Major Country
United States	$4,305	$4,206	$3,973
Brazil	1,668	1,931	1,639
Other – foreign	5,251	5,115	4,504
	$11,224	$11,252	$10,116

	2012	2011	2010
Long-lived Assets by Major Country(c)
United States	$4,255	$3,646	$3,446
Brazil	1,535	1,584	1,620
Other – foreign	5,663	4,901	4,466
	$11,453	$10,131	$9,532
________________________

(a)	Sales reflect external sales only. Intersegment Sales, primarily from North America to other segments, were not significant.

(b)	Includes equity investments as of December 31 as follows:

(Millions of dollars)	2012	2011	2010
North America*	$135	$49	$52
Europe *	199	183	298
Asia *	320	291	214
	$654	$523	$564

*
The 2012 increase in North America relates to the formation of a packaged gas joint venture with Nexair LLC in the Southeastern United States and the 2011 decrease for Europe relates to the consolidation of Yara Praxair effective October 2011. The 2011 and 2010 increases for Asia relate to investments in the ROC Group (see Note 3).

(c)	Long-lived assets include property, plant and equipment – net.

NOTE 19. QUARTERLY DATA (UNAUDITED)
(Dollar amounts in millions, except per share data)

2012	1Q	2Q	3Q (a)	4Q	YEAR (a)
Sales	$2,840	$2,811	$2,774	$2,799	$11,224
Cost of sales, exclusive of depreciation and amortization	$1,616	$1,602	$1,595	$1,583	$6,396
Depreciation and amortization	$252	$247	$248	$254	$1,001
Operating profit	$627	$636	$558	$616	$2,437
Net income – Praxair, Inc.	$419	$429	$430	$414	$1,692
Basic Per Share Data
Net income	$1.40	$1.43	$1.44	$1.40	$5.67
Weighted average shares (000’s)	299,077	298,885	298,416	296,887	298,316
Diluted Per Share Data
Net income	$1.38	$1.42	$1.43	$1.38	$5.61
Weighted average shares (000’s)	302,876	302,492	301,731	300,224	301,845

2011	1Q	2Q	3Q	4Q (a)	YEAR (a)
Sales	$2,702	$2,858	$2,896	$2,796	$11,252
Cost of sales, exclusive of depreciation and amortization	$1,536	$1,640	$1,684	$1,598	$6,458
Depreciation and amortization	$244	$254	$256	$249	$1,003
Operating profit	$591	$627	$632	$618	$2,468
Net income – Praxair, Inc.	$398	$425	$429	$420	$1,672
Basic Per Share Data
Net income	$1.31	$1.40	$1.42	$1.40	$5.53
Weighted average shares (000’s)	304,071	303,709	301,594	299,575	302,237
Diluted Per Share Data
Net income	$1.29	$1.38	$1.40	$1.38	$5.45
Weighted average shares (000’s)	308,595	308,253	305,623	303,700	306,722

________________________

(a)	2012 and 2011 include the impact of the following benefits/(charges) (see Note 2):

(Millions of dollars)	Operating Profit/ (Loss)	Net Income/ (Loss)
Cost reduction program – Q3	$(56)	$(38)
Pension settlement charge – Q3	(9)	(6)
Income tax benefit – Q3	—	55
Year 2012	$(65)	$11

Net gain on acquisition – Q4	$39	$37
Cost reduction program – Q4	(40)	(31)
Year 2011	$(1)	$6

NOTE 20. SUBSEQUENT EVENTS

NuCO2 Acquisition

On February 4, 2013, Praxair executed a definitive agreement to acquire 100% of NuCO2, Inc. for a total cash consideration of $1.1 billion. The transaction is subject to certain closing conditions and is expected to close around March 1, 2013.

NuCO2 is the leading national provider of beverage carbonation solutions to the restaurant and hospitality industries with approximately 162,000 customer locations and 900 employees. The NuCO2 micro-bulk beverage carbonation offering is the service model of choice for quick service restaurants and convenience stores offering fountain beverages. The offering is more cost effective than concentrated high pressure cylinders and is more reliable and less labor intensive for the customer. NuCO2 services the majority of its customers under multi-year service agreements and fixed monthly payment plans.
NuCO2's results of operations will be accounted for as a business combination and, accordingly, will be included in Praxair’s consolidated results of operations within the North America segment following the acquisition date.

Venezuela Currency Devaluation
On February 8, 2013, Venezuela announced a devaluation of the Venezuelan bolivar from 4.30 to 6.30 (implying a 32% devaluation), effective on February 13, 2013. Praxair's estimated impact of the devaluation is that the company will incur a net income charge of approximately $0.08 per diluted share in the first quarter of 2013 due primarily to the remeasurement of the local Venezuelan balance sheet to reflect the new official 6.30 exchange rate. The company does not expect the impact on results of operations for 2013 to be significant. The February devaluation did not impact Praxair's 2012 results of operations, comprehensive income, financial position or cash flows.

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
Management’s Report on Internal Control Over Financial Reporting
Praxair’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, Praxair conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (often referred to as COSO). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2012.
Praxair’s evaluation of internal control over financial reporting as of December 31, 2012 did not include the internal control over financial reporting related to Acetylene Oxygen Company and Portagas Inc. because they were acquired by Praxair in business purchase combinations consummated during 2012. Total assets and sales for these acquisitions represent 0.8% and 0.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012 (See Note 3 to the consolidated financial statements in Item 8).
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued their opinion on the company’s internal control over financial reporting as of December 31, 2012 as stated in their report in Item 8.
Changes in Internal Control over Financial Reporting
There were no changes in Praxair’s internal control over financial reporting that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, Praxair’s internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
None.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information required by this item is incorporated herein by reference to the sections captioned “The Board of Directors”, “Executive Officers” and “Corporate Governance And Board Practices-Section 16(a) Beneficial Ownership Reporting Compliance” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2013.
Identification of the Audit Committee
Praxair has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The members of that Audit Committee are Ira D. Hall, Chairman, Bret K. Clayton, Nance K. Dicciani, Raymond W. LeBoeuf and Larry D. McVay.
Audit Committee Financial Expert
The Praxair Board of Directors has determined that each of, Raymond W. LeBoeuf, Ira D. Hall and Bret K. Clayton is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act and is independent within the meaning of the independence standards adopted by the Board of Directors and those of the New York Stock Exchange.
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
ITEM 11.     EXECUTIVE COMPENSATION
Information required by this item is incorporated herein by reference to the sections captioned “Executive Compensation” and “Director Compensation” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2013.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans Information – The table below provides information as of December 31, 2012 about company stock that may be issued upon the exercise of options, warrants and rights granted to employees or members of Praxair’s Board of Directors under present and former equity compensation plans, including plans approved by shareholders and one plan which has not been approved by shareholders, the 1996 Praxair, Inc. Performance Incentive Plan ("the 1996 Plan"). The equity compensation plan not approved by shareholders was terminated in March 2001 and directors and officers of the company were not eligible to participate in that plan. Shareholder approval of that plan was not required under applicable NYSE rules. The 1996 Plan provided for granting nonqualified or incentive stock options, stock grants, performance awards and other stock related incentives for key employees. The exercise price under the 1996 Plan was equal to the closing price of Praxair’s common stock on the date of grant. Options that were granted under this plan became exercisable after one or more years after the date of grant and the option term was no more than ten years.

EQUITY COMPENSATION PLANS TABLE

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	13,489,324	(1)	$67.42	6,591,593
Equity compensation plans not approved by shareholders	—		—	—
Total	13,489,324		$67.42	6,591,593

________________________

(1)
This amount includes 368,431 restricted shares and 840,025 performance shares. Up to an additional 420,013 performance shares could be issued if performance goals are achieved at the maximum specified targets. See Note 15 to the consolidated financial statements.

Certain information required by this item regarding the beneficial ownership of the Company’s common stock is incorporated herein by reference to the section captioned “Share Ownership” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2013.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated herein by reference to the sections captioned “Corporate Governance And Board Practices – Review, Approval or Ratification of Transactions with Related Persons,” “Corporate Governance And Board Practices – Certain Relationships and Transactions,” and “Corporate Governance And Board Practices – Director Independence” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2013.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is incorporated herein by reference to the section captioned “The Independent Auditor” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2013.

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	The company’s 2012 Consolidated Financial Statements and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules – All financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits – The exhibits filed as part of this Annual Report on Form 10-K are listed in the accompanying index.

SIGNATURES
Praxair, Inc. and Subsidiaries
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAXAIR, INC.
(Registrant)
Date: February 27, 2013	By:	/s/ ELIZABETH T. HIRSCH
Elizabeth T. Hirsch Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 27, 2013.

/s/ STEPHEN F. ANGEL	/s/ JAMES S. SAWYER	/s/ NANCE K. DICCIANI
Stephen F. Angel Chairman, President, Chief Executive Officer and Director	James S. Sawyer Executive Vice President and Chief Financial Officer	Nance K. Dicciani Director

/s/ EDWARD G. GALANTE	/s/ CLAIRE W. GARGALLI	/s/ IRA D. HALL
Edward G. Galante Director	Claire W. Gargalli Director	Ira D. Hall Director

/s/ RAYMOND W. LEBOEUF	/s/ LARRY D. MCVAY	/s/ WAYNE T. SMITH
Raymond W. LeBoeuf Director	Larry D. McVay Director	Wayne T. Smith Director

/s/ OSCAR DE PAULA BERNARDES	/s/ ROBERT L. WOOD	/s/ BRET K. CLAYTON
Oscar de Paula Bernardes Director	Robert L. Wood Director	Bret K. Clayton Director

INDEX TO EXHIBITS
Praxair, Inc. and Subsidiaries

Exhibit No.	Description

3.01
Restated Certificate of Incorporation of Praxair, Inc. as filed with the Secretary of State of the State of Delaware on April 27, 2012 (Filed as Exhibit 3.01 to the Company’s Current Report on Form 8-K dated April 30, 2012, Filing No. 1-11037, and incorporated herein by reference).

3.02	Amended and Restated By-Laws of Praxair, Inc. (Filed as Exhibit 3.02 to the Company’s Current Report on Form 8-K dated April 30, 2012, Filing No. 1-11037, and incorporated herein by reference).

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

4.02
Indenture, dated as of July 15, 1992, between Praxair, Inc. and U.S. Bank National Association, as the ultimate successor trustee to Bank of America, Illinois, formerly Continental Bank, National Association (Filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated March 19, 2007, Filing No. 1-11037, and incorporated herein by reference).

4.03
Copies of the agreements relating to long-term debt which are not required to be filed as exhibits to this Annual Report on Form 10-K will be furnished to the Securities and Exchange Commission upon request.

4.04	Series A Preferred Stock Certificate (Filed on February 7, 1997 as Exhibit 4.3 to Amendment #1 to the Company’s Registration Statement on Form S-3, Registration No. 333-18141).

4.05	Series B Preferred Stock Certificate (Filed on February 7, 1997 as Exhibit 4.4 to Amendment #1 to the Company’s Registration Statement on Form S-3, Registration No. 333-18141).

*10.01	Restated 2002 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.01 to the Company’s 2003 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

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

*10.02a
Form of Amendment, effective December 31, 2012, to Executive Severance Compensation Agreements that were effective January 1, 2009 (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 14, 2012, Filing No. 1-11037, and incorporated herein by reference.

*10.02b
Form of Executive Severance Compensation Agreement effective January 1, 2010 (Filed as Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Filing No. 1-11037, and incorporated herein by reference).

*10.02c	Form of Amendment, effective December 31, 2012, to Executive Severance Compensation Agreements that were effective January 1, 2010 is filed herewith.

*10.02d	Form of Executive Severance Compensation Agreement effective January 1, 2013 is filed herewith.

*10.03
Praxair, Inc. Variable Compensation Plan amended and restated effective April 24, 2012 (Filed as Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, Filing No. 1-11037, and incorporated herein by reference).

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

*10.05e	Second amendment to Praxair, Inc. Supplemental Retirement Income Plan B effective July 1, 2012 is filed herewith.

*10.05f
Praxair, Inc. Equalization Benefit Plan amended and restated effective December 31, 2007 (Filed as Exhibit 10.05c to the Company’s 2008 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.05g
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

*10.18
Praxair, Inc. Plan for Determining Performance-Based Awards Under Section 162(m) (included as Appendix 3 to the Company’s definitive proxy statement for its 2011 annual meeting of shareholders filed on March 16, 2011 and incorporated herein by reference).

*10.19	Service Credit Arrangement for Stephen F. Angel dated May 23, 2007 was filed as Exhibit 10.20 to the Company’s Form 8-K filed on May 24, 2007 and is incorporated herein by reference.

*10.20
2009 Praxair, Inc. Long Term Incentive Plan as amended on April 27, 2010, January 25, 2011 and October 23, 2012 was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 14, 2012 Filing No. 1-11037, and incorporated herein by reference.

*10.21
Form of Standard Option Award under the 2009 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.22 to the Company’s 2009 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

Exhibit No.	Description

*10.22
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

*10.24a
Form of Performance Share Unit Award under the 2009 Praxair, Inc. Long Term Incentive Plan for grants made from 2010-2013 (Filed as Exhibit 10.25 to the Company’s 2009 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.24b	Form of Performance Share Unit Award under the 2009 Praxair, Inc. Long Term Incentive Plan for grants made in 2013 and thereafter with Earnings Per Share performance metrics is filed herewith.

*10.24c	Form of Performance Share Unit Award under the 2009 Praxair, Inc. Long Term Incentive Plan for grants made in 2013 and thereafter with Return on Capital performance metrics is filed herewith.

10.25
Letter of Clarification of Certain Pension Benefits dated October 26, 2010 between the Company and James T. Breedlove (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, Filing No. 1-11037, and incorporated herein by reference).

10.26	Form of Standard Underwriting Agreement Provisions was filed as Exhibit 1.1 to the Company’s Form S-3 filed on August 8, 2012, and is incorporated herein by reference.

10.27
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

10.28
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

10.29
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

10.30
Terms Agreement dated July 30, 2012 among the Company, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as representatives of the underwriters named therein for the issuance and sale of $500,000,000 2.20% Notes due August 15, 2022, was filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated August 2, 2012, Filing No. 1-11037, and incorporated herein by reference.

10.31
Terms Agreement dated November 2, 2012 among the Company, Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and RBS Securities Inc., as representatives of the underwriters named therein for the issuance and sale of $400,000,000 1.05% Notes due 2017, and $300,000,000 3.55% Notes due 2042, was filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated November 7, 2012, Filing No. 1-11037, and incorporated herein by reference.

10.32
Terms Agreement dated February 13, 2013 among the Company, HSBC Securities (USA) Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Mitsubishi UFJ Securities (USA), Inc., as representatives of the underwriters named therein for the issuance and sale of $400,000,000 0.75% Notes due 2016, and $500,000,000 aggregate principal amount of its 2.70 % Notes due 2023, was filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated February 19, 2013, Filing No. 1-11037, and incorporated herein by reference.

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