Form 10-Q
period 2013-03-31
PRAXAIR INC
filed 2013-04-24
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At March 31, 2013, 295,750,398 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended March 31,
	2013	2012
SALES	$2,888	$2,840
Cost of sales, exclusive of depreciation and amortization	1,638	1,616
Selling, general and administrative	337	335
Depreciation and amortization	266	252
Research and development	24	24
Venezuela currency devaluation	23	—
Other income (expense) - net	—	14
OPERATING PROFIT	600	627
Interest expense - net	40	37
INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	560	590
Income taxes	164	165
INCOME BEFORE EQUITY INVESTMENTS	396	425
Income from equity investments	10	7
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	406	432
Less: noncontrolling interests	(15)	(13)
NET INCOME - PRAXAIR, INC.	$391	$419
PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share	$1.32	$1.40
Diluted earnings per share	$1.30	$1.38
Cash dividends per share	$0.60	$0.55
WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	296,604	299,077
Diluted shares outstanding	299,700	302,876
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Millions of dollars)
(UNAUDITED)

	Quarter Ended March 31,
	2013	2012
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$406	$432

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(18)	280
Income taxes	(1)	(8)
Translation adjustments	(19)	272
Funded status - retirement obligations (Note 11):
Retirement program remeasurements	4	(13)
Reclassifications to net income	22	16
Income taxes	(8)	4
Funded status - retirement obligations	18	7
Derivative instruments (Note 6):
Current quarter unrealized gain (loss)	—	2
Reclassifications to net income	1	—
Income taxes	—	(1)
Derivative instruments	1	1
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	—	280

COMPREHENSIVE INCOME (INCLUDING NONCONTROLLING INTERESTS)	406	712
Less: noncontrolling interests	(7)	(19)
COMPREHENSIVE INCOME - PRAXAIR, INC.	$399	$693
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$113	$157
Accounts receivable - net	1,994	1,834
Inventories	477	476
Prepaid and other current assets	345	325
TOTAL CURRENT ASSETS	2,929	2,792
Property, plant and equipment (less accumulated depreciation of $11,366 in 2013 and $11,226 in 2012)	11,841	11,453
Goodwill	3,098	2,507
Other intangible assets - net	544	173
Other long-term assets	1,174	1,165
TOTAL ASSETS	$19,586	$18,090
LIABILITIES AND EQUITY
Accounts payable	$907	$928
Short-term debt	579	638
Current portion of long-term debt	325	39
Other current liabilities	875	874
TOTAL CURRENT LIABILITIES	2,686	2,479
Long-term debt	7,772	6,685
Other long-term liabilities	2,347	2,253
TOTAL LIABILITIES	12,805	11,417
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 14)	255	252
Praxair, Inc. Shareholders’ Equity:
Common stock $0.01 par value, authorized - 800,000,000 shares, issued 2013 - 383,127,493 shares and 2012 - 383,073,446 shares	4	4
Additional paid-in capital	3,905	3,889
Retained earnings	9,743	9,534
Accumulated other comprehensive income (loss)	(1,849)	(1,852)
Treasury stock, at cost (2013 - 87,377,095 shares and 2012 - 86,843,966 shares)	(5,634)	(5,511)
Total Praxair, Inc. Shareholders’ Equity	6,169	6,064
Noncontrolling interests	357	357
TOTAL EQUITY	6,526	6,421
TOTAL LIABILITIES AND EQUITY	$19,586	$18,090
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Three months ended March 31,
	2013	2012
OPERATIONS
Net income - Praxair, Inc.	$391	$419
Noncontrolling interests	15	13
Net income (including noncontrolling interests)	406	432
Adjustments to reconcile net income to net cash provided by operating activities:
Venezuela currency devaluation	23	—
Depreciation and amortization	266	252
Deferred income taxes	1	69
Share-based compensation	17	17
Accounts receivable	(161)	(143)
Inventory	(16)	(31)
Prepaid and other current assets	(6)	4
Payables and accruals	—	(95)
Pension contributions	(5)	(106)
Long-term assets, liabilities and other	(53)	3
Net cash provided by operating activities	472	402
INVESTING
Capital expenditures	(466)	(483)
Acquisitions, net of cash acquired	(1,098)	(12)
Divestitures and asset sales	31	64
Net cash used for investing activities	(1,533)	(431)
FINANCING
Short-term debt borrowings (repayments) - net	(60)	(88)
Long-term debt borrowings	1,403	596
Long-term debt repayments	(27)	(230)
Issuances of common stock	33	73
Purchases of common stock	(150)	(175)
Cash dividends - Praxair, Inc. shareholders	(178)	(164)
Excess tax benefit on share-based compensation	14	32
Noncontrolling interest transactions and other	(5)	—
Net cash (used for) provided by financing activities	1,030	44
Effect of exchange rate changes on cash and cash equivalents	(13)	2
Change in cash and cash equivalents	(44)	17
Cash and cash equivalents, beginning-of-period	157	90
Cash and cash equivalents, end-of-period	$113	$107
The accompanying notes are an integral part of these financial statements.

INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Notes to Condensed Consolidated Financial Statements - Praxair, Inc. and Subsidiaries (Unaudited)

PRAXAIR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Summary of Significant Accounting Policies
Presentation of Condensed Consolidated Financial Statements - In the opinion of Praxair, Inc. (Praxair) management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented and such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements of Praxair, Inc. and subsidiaries in Praxair’s 2012 Annual Report on Form 10-K. There have been no material changes to the company’s significant accounting policies during 2013.
Accounting Standards Implemented in 2013
The following standards were effective for Praxair in 2013 and their adoption did not have a significant impact on the condensed consolidated financial statements:

•
Statement of Comprehensive Income - In February 2013, the Financial Accounting Standards Board ("FASB") issued updated disclosure requirements regarding the presentation of other comprehensive income. The adoption of this guidance did not have a significant impact on the consolidated financial statements. Refer to the Consolidated Statements of Comprehensive Income (Loss) following the Consolidated Statements of Income.

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

Accounting Standards to be Implemented

•
Accounting for Cumulative Translation Adjustment – In March 2013, the FASB issued updated guidance on the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity, or as a result of acquisitions achieved in stages. This guidance will be effective for Praxair beginning with the first quarter 2014. Praxair does not expect this requirement to have any impact on the consolidated financial statements.

Reclassifications – Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.
2. Venezuela Currency Devaluation and Other Charges
2013 Venezuela Currency Devaluation
On February 8, 2013, Venezuela announced a devaluation of the Venezuelan Bolivar from 4.30 to 6.30 (a 32% devaluation), effective on February 13, 2013. Praxair recorded a $23 million charge ($23 million after-tax or $0.08 per diluted share) due primarily to the remeasurement of the local Venezuelan balance sheet to reflect the new official 6.30 exchange rate. The company does not expect the impact of the devaluation on future results of operations to be significant.
2012 Cost Reduction Program
In the third quarter 2012, Praxair recorded pre-tax charges totaling $56 million ($38 million after-tax and noncontrolling interest), relating to severance and business restructuring actions primarily in Europe within the industrial gases and surface technologies businesses. The severance costs of $43 million are for the termination of approximately 410 employees, primarily in Europe (industrial gases and surface technologies) of which approximately 250 have been terminated as of March 31, 2013. The costs associated with exit or disposal activities of $13 million include asset write-downs and other costs associated with a decision to eliminate and/or restructure operations and product lines. The remaining actions are expected to be completed during 2013. These actions reflect the continued business slow-down in Europe and result from a decision to eliminate and/or restructure operations and product lines.

The following table summarizes the activities related to the first quarter of 2013:

(Millions of dollars)	Severance Costs	Costs Associated with Exit or Disposal Activities	Total Cost Reduction Program
Balance, January 1, 2013	$30	$4	$34
Less: Cash payments	(3)	(1)	(4)
Less: Non-cash asset write-offs	—	—	—
Foreign currency translation	(1)	—	(1)
Balance, March 31, 2013	$26	$3	$29
For further details regarding the cost reduction program and other charges, refer to Note 2 to the consolidated financial statements of Praxair’s 2012 Annual Report on Form 10-K.
3. Acquisitions

On March 1, 2013 Praxair acquired 100% of NuCO2 Inc. ("NuCO2") for $1.095 billion. NuCO2 is the leading national provider of beverage carbonation solutions in the United States to the restaurant and hospitality industries with 162,000 customer locations and 900 employees, and with 2012 sales of approximately $230 million. The NuCO2 micro-bulk beverage carbonation solution is the service model of choice for quick service restaurants and convenience stores offering fountain beverages and represents an extension of Praxair's core industrial gas business.

The acquisition of NuCO2 was accounted for as a business combination. Following the acquisition date, 100% of NuCO2's results were consolidated in the North America business segment. For the quarter ended March 31, 2013, Praxair's consolidated income statement includes sales of $20 million related to NuCO2. Pro forma results for the quarters ended March 31, 2013 and 2012 have not been included as the impact of the acquisition is not material to the consolidated statements of income for either quarter.

The following table summarizes the fair value of identifiable assets acquired and liabilities assumed in the acquisition of NuCo2 as of the acquisition date. The allocations of the purchase price are based on preliminary estimates and assumptions, and are subject to revision based on final information received, including appraisals and other analysis that support underlying estimates:

(Millions of dollars)	March 1, 2013
Trade receivables, net	$17
Property, plant and equipment	199
Intangible assets	374
Deferred income taxes	(85)
Other assets and (liabilities)	(28)
Goodwill	618
Purchase price	$1,095

The identifiable intangible assets primarily consist of customer relationships that will be amortized over their estimated useful life of 25 years. The deferred income taxes relate primarily to property, plant and equipment, intangibles and operating loss carryforwards. The goodwill resulting from the acquisition is attributable to expected growth and cost synergies and is not expected to be deductible for income tax purposes.

4. Supplemental Information
Inventories
The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	March 31, 2013	December 31, 2012
Inventories
Raw materials and supplies	$164	$164
Work in process	57	56
Finished goods	256	256
Total inventories	$477	$476
Long-term receivables
Long-term receivables are not material and are largely reserved. Such long-term receivables are included within other long-term assets in the condensed consolidated balance sheets and totaled $49 million and $46 million at March 31, 2013 and December 31, 2012, respectively. These amounts are net of reserves of $44 million and $43 million, respectively. The amounts in both periods relate primarily to government receivables in Brazil and other long-term notes receivable from customers. Collectability is reviewed regularly and uncollectible amounts are written-off as appropriate. The increase in the balances during 2013 was due primarily to foreign currency movements.

5. Debt
The following is a summary of Praxair’s outstanding debt at March 31, 2013 and December 31, 2012:

(Millions of dollars)	March 31, 2013	December 31, 2012
SHORT-TERM
Commercial paper and U.S. bank borrowings	$467	$563
Other bank borrowings (primarily international)	112	75
Total short-term debt	579	638
LONG-TERM
U.S. borrowings
3.95% Notes due 2013 (d)	350	350
2.125% Notes due 2013 (a, b, d)	502	504
4.375% Notes due 2014 (a)	300	299
5.25% Notes due 2014	400	400
4.625% Notes due 2015	500	500
3.25% Notes due 2015 (a, b)	426	431
0.75% Notes due 2016 (c)	400	—
5.375% Notes due 2016	400	400
5.20% Notes due 2017	325	325
1.05% Notes due 2017	400	400
1.20% Notes due 2018 (a, c)	499	—
4.50% Notes due 2019 (a)	598	598
4.05% Notes due 2021 (a)	498	498
3.00% Notes due 2021 (a)	496	496
2.45% Notes due 2022 (a)	598	598
2.20% Notes due 2022 (a)	499	499
2.70% Notes due 2023 (a, c)	498	—
3.55% Notes due 2042 (a)	298	298
Other	5	5

International bank borrowings	96	113
Obligations under capital leases	9	10
	8,097	6,724
Less: current portion of long-term debt	(325)	(39)
Total long-term debt	7,772	6,685
Total debt	$8,676	$7,362

(a)	Amounts are net of unamortized discounts.

(b)	March 31, 2013 and December 31, 2012 include a $28 million and $36 million fair value increase, respectively, related to hedge accounting. See Note 5 for additional information.

(c)
For the three months ended March 31, 2013, Praxair issued the following notes totaling $1.4 billion: $400 million of 0.75% notes due 2016 , $500 million of 2.70% notes due 2023, and $500 million of 1.20% notes due 2018. The proceeds of all issuances were used for general corporate purposes, including acquisitions.

(d)
Classified as long-term because of the Company’s intent to refinance this debt on a long-term basis and the availability of such financing under the terms of an existing $1.75 billion long-term credit facility, which also includes an option to increase the amount of the long-term agreement to $2.0 billion upon mutual agreement.

6. Financial Instruments
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
The following table is a summary of the notional amount and fair value of derivatives outstanding at March 31, 2013 and December 31, 2012:

			Fair Value
	Notional Amounts		Assets		Liabilities
(Millions of dollars)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$1,971	$2,515	$10	$6	$1	$8
Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted purchases (a)	$5	$10	$—	$—	$—	$—
Interest rate contracts:
Interest rate swaps (b)	400	400	26	32	—	—
Total	$405	$410	$26	$32	$—	$—
Total Derivatives	$2,376	$2,925	$36	$38	$1	$8

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.

(b)	Assets are recorded in long term assets.
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

Anticipated Net Income
Historically Praxair has entered into anticipated net income hedge contracts consisting of foreign currency options and forwards related primarily to anticipated net income in Brazil, Europe and Canada. Although there were no anticipated net income hedges outstanding as of March 31, 2013 and December 31, 2012, such derivatives were outstanding during the three month period ended March 31, 2012. Over the term of the contracts, the fair value adjustments from net-income hedging contracts are largely offset by the impacts on reported net income resulting from currency translation. The accounting rules pertaining to derivatives and hedging do not allow hedges of anticipated net income to be designated as hedging instruments.
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
Interest Rate Contracts
Outstanding Interest Rate Swaps
At March 31, 2013, Praxair had an interest-rate swap agreement outstanding related to the $400 million 3.25% fixed-rate notes that mature in 2015 which effectively converts fixed-rate interest to variable-rate interest. This swap agreement was designated as a fair value hedge with the resulting fair value adjustments recognized in earnings along with an equally offsetting charge / benefit to earnings for the changes in the fair value of the underlying debt instrument. At March 31, 2013, $26 million was recognized as an increase in the fair value of this note ($32 million at December 31, 2012).
Terminated Interest Rate Swaps
The following table summarizes information related to terminated interest rate swap contracts:

	Year Terminated	Original Gain	Amount of Gain Recognized in Earnings (a)		Unrecognized Gain (a)
			Quarter Ended		March 31, 2013	December 31, 2012
(Millions of dollars)			March 31, 2013	March 31, 2012
Interest Rate Swaps
Underlying debt instrument (b):
$500 million 2.125% fixed-rate notes that mature in 2013	2011	$18	$2	$2	$2	$4
$400 million 1.75% fixed-rate notes that mature in 2012	2010	13	—	2	—	—
$500 million 6.375% fixed-rate notes that matured in 2012	2002	47	—	1	—	—
Total		$78	$2	$5	$2	$4

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

(b)	The notional amounts of the interest rate contracts are equal to the underlying debt instruments.

Terminated Treasury Rate Locks
The following table summarizes the unrecognized gains (losses) related to terminated treasury rate lock contracts:

	Year Terminated	Original Gain / (Loss)	Unrecognized Gain / (Loss) (a)
(Millions of dollars)			March 31, 2013	December 31, 2012
Treasury Rate Locks
Underlying debt instrument:
$500 million 2.20% fixed-rate notes that mature in 2022 (b)	2012	$(2)	$(2)	$(2)
$500 million 3.00% fixed-rate notes that mature in 2021 (b)	2011	(11)	(10)	(10)
$600 million 4.50% fixed-rate notes that mature in 2019 (b)	2009	16	10	11
$500 million 4.625% fixed-rate notes that mature in 2015 (b)	2008	(7)	(2)	(2)
Total - pre-tax			$(4)	$(3)
Less: income taxes			1	1
After- tax amounts			$(3)	$(2)

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

The following tables summarize the impacts of the company’s derivatives on the condensed consolidated statements of income and AOCI:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (a)
	Quarter Ended March 31,
(Millions of dollars)	2013	2012
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$34	$37
Other balance sheet items	(7)	(2)
Anticipated net income	—	(4)
Total	$27	$31

	Quarter Ended
	Amount of Gain (Loss) Recognized in AOCI (b)		Amount of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Income (c)
(Millions of dollars)	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Derivatives Designated as Hedging Instruments
Currency contracts:
Forecasted purchases (b)	$—	$2	$—	$—
Interest rate contracts:
Treasury rate locks (b)	—	—	1	—
Total - pre tax	$—	$2	$1	$—
Less: income taxes	—	(1)	—	—
Total - Net of Taxes	$—	$1	$1	$—

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

(b)
The gains (losses) on forecasted purchases and treasury rate locks are recorded as a component of AOCI within derivative instruments in the consolidated statements of equity. There was no ineffectiveness for these instruments during 2013 or 2012.

(c)
The gains (losses) on forecasted purchases are reclassified to the depreciation and amortization expense on a straight-line basis consistent with the useful life of the underlying asset. The gains (losses) for interest rate contracts are reclassified to earnings as interest expense –net on a straight-line basis over the remaining maturity of the underlying debt. Net losses of $1 million are expected to be reclassified to earnings during the next twelve months.

7. Fair Value Disclosures
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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Assets
Derivatives	—	—	$36	$38	—	—
Liabilities
Derivatives	—	—	$1	$8	—	—
The fair values of the derivative assets and liabilities are based on market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third-party pricing services, brokers and market transactions.
The fair values of cash and cash equivalents, short-term debt, accounts receivable-net, and accounts payable approximate carrying amounts because of the short maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for similar issues, which is deemed a level 2 measurement. At March 31, 2013, the estimated fair value of Praxair’s long-term debt portfolio was $8,484 million versus a carrying value of $8,097 million. At December 31, 2012, the estimated fair value of Praxair’s long-term debt portfolio was $7,131 million versus a carrying value of $6,724 million. Differences from carrying amounts are attributable to interest-rate changes subsequent to when the debt was issued.

8. Earnings Per Share – Praxair, Inc. Shareholders
Basic earnings per share is computed by dividing Net Income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended March 31,
	2013	2012
Numerator (Millions of dollars)
Net income - Praxair, Inc.	$391	$419
Denominator (Thousands of shares)
Weighted average shares outstanding	296,075	298,512
Shares earned and issuable under compensation plans	529	565
Weighted average shares used in basic earnings per share	296,604	299,077
Effect of dilutive securities
Stock options and awards	3,096	3,799
Weighted average shares used in diluted earnings per share	299,700	302,876
Basic Earnings Per Share	$1.32	$1.40
Diluted Earnings Per Share	$1.30	$1.38
Stock options of 855 were antidilutive and therefore excluded in the computation of diluted earnings per share for the quarter ended March 31, 2013. There were no antidilutive shares for the quarter ended March 31, 2012.
9. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended March 31, 2013 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2012	$1,499	$195	$645	$25	$143	$2,507
Acquisitions (Note 3)	619	—	—	—	—	619
Purchase adjustments & other	(7)	—	—	—	—	(7)
Foreign currency translation	3	3	(24)	1	(4)	(21)
Balance, March 31, 2013	$2,114	$198	$621	$26	$139	$3,098
Praxair has performed its goodwill impairment tests annually during the second quarter of each year, and historically we have determined that the fair value of each of our reporting units was substantially in excess of its carrying value (refer to Note 1 to the consolidated financial statements of Praxair's 2012 Annual Report on Form 10-K). Also, there were no indicators of impairment through March 31, 2013.

Changes in the carrying amounts of other intangibles for the three months ended March 31, 2013 were as follows:

(Millions of dollars)	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2012	$232	$37	$20	$289
Additions (Note 3)	351	1	22	374
Foreign currency translation	(1)	—	—	(1)
Other *	5	(6)	(7)	(8)
Balance, March 31, 2013	$587	$32	$35	$654
Less: Accumulated amortization
Balance, December 31, 2012	$(89)	$(20)	$(7)	$(116)
Amortization expense	(6)	(1)	—	(7)
Foreign currency translation	—	—	—	—
Other *	1	7	5	13
Balance, March 31, 2013	$(94)	$(14)	$(2)	$(110)
Net Balance at March 31, 2013	$493	$18	$33	$544
* Other primarily relates to the write-off of fully amortized assets and purchase accounting adjustments.
There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 20 years.
Total estimated annual amortization expense is as follows:

(Millions of dollars)
Remaining 2013	$31
2014	41
2015	39
2016	37
2017	32
Thereafter	364
$544
10. Share-Based Compensation
Share-based compensation of $17 million ($11 million after-tax) was recognized during both of the quarters ended March 31, 2013 and 2012. The expense was recorded primarily in selling, general and administrative expenses. There was no share-based compensation cost that was capitalized. For further details regarding Praxair’s share-based compensation arrangements and prior year grants, refer to Note 15 to the consolidated financial statements of Praxair’s 2012 Annual Report on Form 10-K.
Stock Options
The weighted-average fair value of options granted during the three months ended March 31, 2013 was $16.31 ($17.46 in 2012) based on the Black-Scholes Options-Pricing model. The decrease in grant date fair value year-over-year is primarily attributable to the impacts of volatility and dividend yield.

The following weighted-average assumptions were used for grants in 2013 and 2012 :

	Quarter Ended March 31,
	2013	2012
Dividend yield	2.2%	2.0%
Volatility	21.7%	22.5%
Risk-free interest rate	0.76%	0.86%
Expected term years	5	5
The following table summarizes option activity under the plans as of March 31, 2013 and changes during the three months period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2013	12,281	$74.05
Granted	1,307	110.58
Exercised	(514)	56.61
Cancelled or Expired	(11)	87.57
Outstanding at March 31, 2013	13,063	78.37	5.9	$433
Exercisable at March 31, 2013	10,158	$69.94	4.9	$423
The aggregate intrinsic value represents the difference between the company’s closing stock price of $111.54 as of March 31, 2013 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during the quarter was $29 million ($74 million during the same time period in 2012).
Cash received from option exercises under all share-based payment arrangements for the quarter was $29 million ($69 million for the same time periods in 2012). The cash tax benefit realized from share-based compensation totaled $26 million, of which $14 million in excess tax benefits was classified as financing cash flows for the three months ended March 31, 2013 ($46 million and $32 million for the same period in 2012).
As of March 31, 2013, $40 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.1 years.
Performance-Based and Restricted Stock Awards
During the three months ended March 31, 2013, the company granted performance-based stock units to employees which vest on the third anniversary of their grant date. The actual number of shares issued in settlement of a vested award can range from zero to 200 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s common stock on the date of the grant and the estimated performance that will be achieved. Compensation expense will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved.
During the three months ended March 31, 2013, the company also granted restricted stock units to employees. The majority of the restricted stock units vest at the end of a three year service period. Compensation expense related to the restricted stock units is recognized on a straight-line basis over the vesting period.
The weighted-average fair value of performance-based stock and restricted stock units granted during the quarter was $103.46 and $104.19, respectively, ($103.16 for performance-based stock granted during the same period in 2012, and $108.54 for restricted stock units granted in April 2012). This is based on the closing market price of Praxair’s common stock on the grant date adjusted for dividends that will not be paid during the vesting period.

The following table summarizes non-vested performance-based and restricted stock award activity as of March 31, 2013 and changes during the three months then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2013	840	$88.83	368	$89.89
Granted (a)	415	103.46	100	104.19
Vested	(371)	70.91	(109)	71.40
Cancelled	(2)	99.14	(2)	91.50
Non-vested at March 31, 2013	882	$99.58	357	$99.62

(a)	Performance-based stock unit grants during 2013 include 98 thousand shares relating to the actual payout of the 2010 PSU grants in 2013.
As of March 31, 2013, based on current estimates of future performance, $54 million of unrecognized compensation cost related to performance-based awards is expected to be recognized through the first quarter of 2016 and $21 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized primarily through the fourth quarter of 2017.
11. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarters ended March 31, 2013 and 2012 are shown below:

	Quarter Ended March 31,
	Pensions		OPEB
(Millions of dollars)	2013	2012	2013	2012
Service cost	$13	$13	$1	$1
Interest cost	29	31	3	3
Expected return on plan assets	(38)	(39)	—	—
Net amortization and deferral	23	17	(1)	(1)
Net periodic benefit cost	$27	$22	$3	$3
Praxair estimates that 2013 contributions to its pension plans will be in the area of $50 million, of which $5 million have been made through March 31, 2013.
In 2012 a number of senior managers retired. These retirees are covered by the U.S. supplemental pension plan which provides for a lump sum benefit payment option. Under certain circumstances, such lump sum payments must be accounted for as a settlement of the related pension obligation, but only when paid. As a result, Praxair anticipates that it will record a pension settlement expense of approximately $10 million in the third quarter 2013 when the payments are made to the retirees.
12. Commitments and Contingencies
Contingent Liabilities
Praxair is subject to various lawsuits and government investigations that arise from time to time in the ordinary course of business. These actions are based upon alleged environmental, tax, antitrust and personal injury claims, among others. Praxair has strong defenses in these cases and intends to defend itself vigorously. It is possible that the company may incur losses in connection with some of these actions in excess of accrued liabilities. Management does not anticipate that in the aggregate such losses would have a material adverse effect on the company’s consolidated financial position or liquidity; however, it is possible that the final outcomes could have a significant impact on the company’s reported results of operations in any given period (see Note 17 to the consolidated financial statements of Praxair’s 2012 Annual Report on Form 10-K).
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
After enrollment in the amnesty programs, at March 31, 2013 the most significant remaining claims relate to state VAT tax matters associated with procedural issues and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $204 million. Praxair has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

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
Contractual Obligations Update
The following table sets forth an update to Praxair’s material unconditional purchase obligations as of March 31, 2013:

	Expiring through December 31,
(Millions of dollars)	2013 Remaining	2014	2015	2016	2017	Thereafter	Total
Unconditional Purchase Obligations	$523	$511	$439	$417	$405	$4,044	$6,339
Unconditional purchase obligations represent contractual commitments under various long- and short-term take-or-pay arrangements with suppliers and are not included on Praxair's balance sheet. These obligations are primarily minimum-purchase commitments for helium, electricity, natural gas, and feedstock used to produce atmospheric and process gases. A significant portion of these obligations is passed on to customers through similar take-or-pay or other contractual arrangements. Purchase obligations that are not passed along to customers through such contractual arrangements are subject to market conditions, but do not represent a material risk to Praxair.

These purchase obligations relate primarily to power ($4,346 million) and are intended to secure the uninterrupted supply of electricity and feedstock to our plants in order for Praxair to reliably satisfy customer product supply obligations, and extend through 2030. Certain of the power contracts contain various cancellation provisions requiring supplier agreement which the Company believes could reduce the reported obligation significantly, if desired, and many are subject to annual escalations based on local inflation factors. The purchase obligations also include a multi-year contract for silane, with a total purchase obligation of $184 million at March 31, 2013. Since this contract was signed, the market for silane has not developed as expected and prices have decreased due to lower demand from photovoltaics and consumer electronics markets, primarily in

Asia. At March 31, 2013, Praxair's current selling prices and estimated future demand for silane are in excess of its contractual purchase obligations under the contract, as amended. The company is continuously monitoring market developments.

13. Segments
Sales and operating profit by segment for the quarters ended March 31, 2013 and 2012 are shown below. For a description of Praxair’s operating segments, refer to Note 18 to the consolidated financial statements of Praxair’s 2012 Annual Report on Form 10-K.

	Quarter Ended March 31,
(Millions of dollars)	2013	2012
SALES(a)
North America	$1,457	$1,398
Europe	370	377
South America	531	562
Asia	367	334
Surface Technologies	163	169
Total sales	$2,888	$2,840

	Quarter Ended March 31,
(Millions of dollars)	2013	2012
OPERATING PROFIT
North America	$358	$361
Europe	62	68
South America	114	115
Asia	63	57
Surface Technologies	26	26
Segment operating profit	623	627
Venezuela currency devaluation (Note 2)	(23)	—
Total operating profit	$600	$627

(a)	Intersegment sales, primarily from North America to other segments, were not significant for the quarters ended March 31, 2013 and 2012.

14. Equity and Redeemable Noncontrolling Interests
Equity
A summary of the changes in total equity for the quarters ended March 31, 2013 and 2012 is provided below:

(Millions of dollars)	Quarter Ended March 31,
	2013			2012
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$6,064	$357	$6,421	$5,488	$309	$5,797
Net income (a)	391	10	401	419	8	427
Other comprehensive income (loss)	3	(3)	—	274	6	280
Noncontrolling interests:
Dividends and other capital changes	—	(7)	(7)	—	4	4
Redemption value adjustments	(5)	—	(5)	(4)	—	(4)
Dividends to Praxair, Inc. common stock holders ($0.60 per share in 2013 and $0.55 per share in 2012)	(178)	—	(178)	(164)	—	(164)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	2	—	2	3	—	3
For employee savings and incentive plans	17	—	17	58	—	58
Purchases of common stock	(156)	—	(156)	(182)	—	(182)
Tax benefit from share-based compensation	14	—	14	31	—	31
Share-based compensation	17	—	17	17	—	17
Balance, end of period	$6,169	$357	$6,526	$5,940	$327	$6,267

(a)
Net income for noncontrolling interests excludes Net income related to redeemable noncontrolling interests of $5 million for the three months ended March 31, 2013 and March 31, 2012, which is not part of total equity (see below).

The components of AOCI are as follows:

	March 31,	December 31,
(Millions of dollars)	2013	2012
Cumulative translation adjustments (CTA)	$(1,063)	$(1,044)
Derivative instruments	(4)	(5)
Funded status - retirement obligations	(774)	(792)
Accumulated other comprehensive income	(1,841)	(1,841)
Noncontrolling interests (CTA)	8	11
AOCI - Praxair, Inc.	$(1,849)	$(1,852)

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

The following is a summary of the changes in redeemable noncontrolling interests for the quarters ended March 31, 2013 and 2012:

(Millions of dollars)	2013	2012
Balance, January 1,	$252	$220
Net income	5	5
Distributions to noncontrolling interest	(2)	(2)
Redemption value adjustment/accretion	5	4
Foreign currency translation and other	(5)	5
Balance, March 31,	$255	$232

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Adjusted Amounts and Comparisons
The discussion of consolidated results and outlook in this Management’s Discussion and Analysis (MD&A) as it relates to the three month periods ended March 31 is based on adjusted amounts for 2013 which exclude the impact of a 32% currency devaluation of the Venezuelan Bolivar versus the U.S. Dollar (see Note 2 to the condensed consolidated financial statements). The adjusted amounts for 2013 are non-GAAP measures that supplement an understanding of the company’s financial information by presenting information that investors, financial analysts and management use to help evaluate the company’s performance and ongoing business trends on a comparable basis. See the “Consolidated Results” section of this MD&A for a summary of these adjusted amounts. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A.
Consolidated Results
Praxair's sales in the first quarter were 2% above the prior-year quarter. Sales grew 4% from higher prices, acquisitions and higher cost pass-through, primarily higher natural gas prices. This growth was partially offset by the negative effects of foreign currency translation primarily due to the strengthening of the US dollar against the Brazilian Real. Overall volumes were comparable to the prior year. Higher volumes in Asia, primarily from new plant start-ups, were offset primarily by lower volumes in Europe and North America partially as a result of fewer working days as compared to the prior-year quarter. New project development activity continues to be strong in North America, South America, and Asia. Adjusted operating profit was 1% below the prior-year quarter as growth from price, productivity gains and acquisitions was offset by the impact of unfavorable product mix and higher costs.
The following table provides summary data for the quarters ended March 31, 2013 and 2012:

	Quarter Ended March 31,
(Dollar amounts in millions, except per share data)	2013	2012	Variance
Reported Amounts
Sales	$2,888	$2,840	2%
Cost of sales, exclusive of depreciation and amortization	$1,638	$1,616	1%
Gross margin	$1,250	$1,224	2%
As a percent of sales	43.3%	43.1%
Selling, general and administrative	$337	$335	1%
As a percent of sales	11.7%	11.8%
Depreciation and amortization	$266	$252	6%
Venezuela currency devaluation (a)	$23	$—	100%
Other income (expense) - net	$—	$14
Operating profit	$600	$627	(4)%
As a percent of sales	20.8%	22.1%
Interest expense - net	$40	$37	8%
Effective tax rate	29.3%	28.0%
Income from equity investments	$10	$7	43%
Noncontrolling interests	$(15)	$(13)	15%
Net income - Praxair, Inc.	$391	$419	(7)%
Diluted earnings per share	$1.30	$1.38	(6)%
Diluted shares outstanding	299,700	302,876	(1)%
Adjusted Amounts for 2013 (a)
Operating profit	$623	$627	(1)%
As a percent of sales	21.6%	22.1%
Effective tax rate	28.1%	28.0%
Net income - Praxair, Inc.	$414	$419	(1)%
Diluted earnings per share	$1.38	$1.38	—%

(a)
Adjusted amounts for 2013 are non-GAAP measures and are presented to facilitate comparisons with 2012, which are not adjusted. Non-GAAP adjustments for 2013 are summarized below and a reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A.

The following item was recorded in the condensed consolidated financial statements and was excluded for adjusted amounts. See Note 2 to the condensed consolidated financial statements for a more detailed description of this item.

2013 Venezuela Currency Devaluation
On February 8, 2013, Venezuela announced a devaluation of the Venezuelan Bolivar from 4.30 to 6.30 (a 32% devaluation), effective on February 13, 2013. Praxair recorded a $23 million charge ($23 million after-tax or $0.08 per diluted share) due primarily to the remeasurement of the local Venezuelan balance sheet to reflect the new official 6.30 exchange rate. The company does not expect the impact of the devaluation on future results of operations to be significant.

Results of Operations
As previously described, references to “adjusted” amounts refer to reported amounts adjusted to exclude the impact of special items and are non-GAAP measures. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A.
The change in consolidated sales and adjusted operating profit compared to the prior year is attributable to the following:

	Quarter Ended March 31, 2013 vs. 2012
	% Change
	Sales	Adjusted Operating Profit
Factors Contributing to Changes
Volume	—%	(8)%
Price	2%	10%
Cost pass-through	1%	—%
Currency	(2)%	(1)%
Acquisitions/divestitures	1%	1%
Other	—%	(3)%
	2%	(1)%
The following tables provide sales by end-market and distribution method:

	Quarter Ended March 31,
	% of Sales		% Change
	2013	2012	Organic Sales*
Sales by End Markets
Manufacturing	25%	25%	1%
Metals	18%	18%	6%
Energy	12%	11%	4%
Chemicals	10%	10%	4%
Electronics	8%	8%	(2)%
Healthcare	8%	8%	3%
Food & Beverage	7%	6%	(3)%
Aerospace	3%	3%	1%
Other	9%	11%	(6)%
	100%	100%

*	Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended March 31,
	% of Sales
	2013	2012
Sales by Distribution Method
On- Site	26%	24%
Packaged Gas	28%	29%
Merchant	32%	31%
Other	14%	16%
	100%	100%
Sales increased $48 million, or 2%, for the first quarter ended March 31, 2013 versus 2012. Sales growth from higher pricing, acquisitions and higher cost pass-through was partially offset by the negative effects of foreign currency translation. By end-market, sales grew to energy, metals and chemicals customers, as compared to the prior-year quarter. Overall volumes were flat as compared to the prior year, as growth in Asia from new project start-ups was offset by lower volumes in other geographic segments, primarily resulting from weaker macroeconomic conditions in Europe, weaker volumes to the electronics and other end-markets in North America. Fewer working days as compared to the year-ago quarter reduced volumes by 1%.
Gross margin increased $26 million, or 2%, for the first quarter versus 2012 primarily due to higher pricing. Gross margin as a percentage of sales for the quarter increased modestly versus the respective prior-year period.
Selling, general and administrative expenses increased $2 million for the quarter as compared to 2012 as higher costs resulting from acquisitions were partially offset by benefits from cost reduction efforts and currency impacts.
Depreciation and amortization expense increased $14 million for the quarter as compared to 2012. Higher expense due to new plant start-ups and acquisitions was partially offset by currency impacts.
Other income (expense) – net was $0 million for the quarter, versus a $14 million benefit in 2012. The prior-year quarter included, among other items, gains from litigation settlements in South America and a land sale in Korea, partially offset by business restructuring costs in South America.
Adjusted operating profit decreased $4 million for the quarter versus 2012. Excluding currency effects, adjusted operating profit was comparable to the prior year as growth from price, productivity gains and acquisitions was offset by the impact on volumes of fewer working days and product mix, and higher costs. A discussion of operating profit by segment is included in the segment discussion that follows.
Interest expense-net increased $3 million for the quarter versus 2012 primarily due to higher debt levels, incurred primarily to fund acquisitions, capital expenditures and share repurchases.
The adjusted effective tax rate was 28% in both the first quarters of 2013 and 2012.
Praxair’s significant sources of equity income are in China, Italy, and the Middle East. Income from equity investments increased $3 million for the quarter due primarily to higher earnings in China resulting from stronger volumes.
At March 31, 2013, non-controlling interests consisted primarily of non-controlling shareholders' investments in Asia (primarily China and India), Europe (primarily Italy and Scandinavia), and North America (primarily within the US packaged gas business). Non-controlling interests increased $2 million for the quarter versus 2012 due to higher earnings of these entities.
Adjusted net income-Praxair, Inc. decreased $5 million, or 1%, for the quarter due to lower operating profit and higher interest expense.

Adjusted diluted earnings per share (“EPS”) of $1.38 for the first quarter 2013 was comparable to 2012 as the impact of lower net income - Praxair, Inc. was offset by a 1% reduction in the number of diluted shares outstanding as a result of the company's net repurchases of common stock during the quarter.
Comprehensive income of $399 million includes a negative currency adjustment of $19 million, reflecting the impact of translating foreign subsidiary balance sheets to U.S. dollars using exchange rates as of March 31, 2013. In the 2012 quarter, this currency impact was a positive $272 million.

Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows.

	Quarter Ended March 31,
(Dollar amounts in millions)	2013	2012	Variance
SALES
North America	$1,457	$1,398	4%
Europe	370	377	(2)%
South America	531	562	(6)%
Asia	367	334	10%
Surface Technologies	163	169	(4)%
	$2,888	$2,840
OPERATING PROFIT
North America	$358	$361	(1)%
Europe	62	68	(9)%
South America	114	115	(1)%
Asia	63	57	11%
Surface Technologies	26	26	—%
Segment operating profit	623	627
Venezuela currency devaluation (Note 2)	(23)	—
Total operating profit	$600	$627

North America

	Quarter Ended March 31,
	2013	2012	Variance
Sales	$1,457	$1,398	4%
Cost of sales, exclusive of depreciation and amortization	772	742
Gross margin	685	656
Operating expenses	194	171
Depreciation and amortization	133	124
Operating profit	$358	$361	(1)%
Margin %	24.6%	25.8%

	Quarter Ended March 31, 2013 vs. 2012
	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume	(3)%	(8)%
Price	3%	13%
Cost pass-through	1%	—%
Currency	—%	—%
Acquisitions/divestitures	3%	2%
Other	—%	(8)%
	4%	(1)%
The following tables provide sales by end-market and distribution method:

	Quarter Ended March 31,
	% of Sales		% Change
	2013	2012	Organic Sales
Sales by End Markets
Manufacturing	31%	31%	3%
Metals	14%	14%	—%
Energy	17%	16%	2%
Chemicals	11%	11%	—%
Electronics	4%	5%	(12)%
Healthcare	7%	7%	—%
Food & Beverage	6%	5%	(5)%
Aerospace	1%	—%	11%
Other	9%	11%	(9)%
	100%	100%

	Quarter Ended March 31,
	% of Sales
	2013	2012
Sales by Distribution Method
On- Site	26%	27%
Packaged Gas	34%	34%
Merchant	33%	32%
Other	7%	7%
	100%	100%
Segment sales increased $59 million, or 4%, for the first quarter versus 2012 . Higher pricing increased sales by 3% and was offset by lower volumes. Fewer working days as compared to the prior-year quarter reduced volumes by 2%. Sales grew to manufacturing, energy, and aerospace markets, partially offset by lower sales to electronics. Acquisitions, including NuCO2 and several packaged gas distributors, contributed 3% to sales in the quarter. Cost pass-through, primarily higher natural gas prices passed through to hydrogen customers, increased sales by 1%.
Operating profit decreased $3 million, or 1%, for the first quarter versus 2012. The increase in operating profit from higher pricing, acquisitions and productivity savings was more than offset by lower volumes partially attributable to fewer working days and higher costs.
Europe

	Quarter Ended March 31,
	2013	2012	Variance %
Sales	$370	$377	(2)%
Cost of sales, exclusive of depreciation and amortization	213	213
Gross margin	157	164
Operating expenses	54	58
Depreciation and amortization	41	38
Operating profit	$62	$68	(9)%
Margin %	16.8%	18.0%

	Quarter Ended March 31, 2013 vs. 2012
	% Change	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume	(3)%	(26)%
Price	1%	8%
Cost pass-through	(1)%	—%
Currency	1%	3%
Acquisitions/divestitures	—%	—%
Other	—%	6%
	(2)%	(9)%
The following tables provide sales by end-market and distribution method:

	Quarter Ended March 31,
	% of Sales		% Change
	2013	2012	Organic Sales
Sales by End Markets
Manufacturing	23%	23%	(5)%
Metals	17%	16%	4%
Energy	4%	3%	14%
Chemicals	16%	17%	(2)%
Electronics	8%	7%	8%
Healthcare	12%	12%	(6)%
Food & Beverage	9%	9%	(3)%
Aerospace	—%	—%	—%
Other	11%	13%	(14)%
	100%	100%

	Quarter Ended March 31,
	% of Sales
	2013	2012
Sales by Distribution Method
On- Site	20%	20%
Packaged Gas	41%	42%
Merchant	34%	34%
Other	5%	4%
	100%	100%
Segment sales decreased $7 million, or 2%, for the first quarter ended March 31, 2013 versus the respective 2012 period. Higher pricing was offset by lower sales volumes due to weaker industrial activity which resulted in lower packaged gases volumes in Spain and Italy. Fewer working days reduced volumes by 2% versus the prior-year.
Operating profit decreased by $6 million, or 9%, for the first quarter ended March 31, 2013 versus 2012. Operating profit decreased primarily due to the impact of lower volumes partially offset by higher pricing and benefits from cost reduction actions. Depreciation increased $3 million for the quarter ended March 31, 2013 due primarily to plant start ups in Scandinavia and Russia.

South America

	Quarter Ended March 31,
	2013	2012	Variance
Sales	$531	$562	(6)%
Cost of sales, exclusive of depreciation and amortization	300	326
Gross margin	231	236
Operating expenses	69	73
Depreciation and amortization	48	48
Operating profit	$114	$115	(1)%
Margin %	21.5%	20.5%

	Quarter Ended March 31, 2013 vs. 2012
	% Change	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume	2%	(2)%
Price	1%	6%
Cost pass-through	1%	—%
Currency	(10)%	(9)%
Acquisitions/divestitures	—%	—%
Other	—%	4%
	(6)%	(1)%
The following tables provide sales by end-market and distribution method:

	Quarter Ended March 31,
	% of Sales		% Change Organic Sales
	2013	2012
Sales by End Markets
Manufacturing	22%	23%	1%
Metals	29%	27%	7%
Energy	4%	4%	15%
Chemicals	6%	6%	5%
Electronics	—%	—%	—%
Healthcare	16%	14%	11%
Food & Beverage	12%	11%	1%
Aerospace	—%	—%	—%
Other	11%	15%	(5)%
	100%	100%

	Quarter Ended March 31,
	% of Sales
	2013	2012
Sales by Distribution Method
On- Site	24%	22%
Packaged Gas	26%	26%
Merchant	37%	39%
Other	13%	13%
	100%	100%

Sales decreased $31 million or 6%, for the first quarter versus 2012. Excluding negative currency translation impacts of 10%, underlying sales grew 3% from higher volumes and higher pricing. Higher on-site and merchant liquid volumes increased sales by 2% and were driven by new on-site production facilities. Volumes to packaged gas customers were below prior year largely attributable to lower industrial production rates in Brazil. The cost pass-through impact of 1% relates to the contractual pass-through of power costs primarily to on-site customers, with no impact on operating profit. By end-market, year-over-year sales increased to metals and healthcare customers and were relatively flat to manufacturing customers.
Operating profit decreased in the 2013 period versus 2012, primarily due to currency translation impacts which reduced operating profit by 9%. Excluding currency effects, operating profit in the quarter increased 8% from the prior year due to higher pricing and lower costs. Reported operating expenses were below prior-year amounts due primarily to productivity and cost reduction actions. Depreciation and amortization was comparable to the prior year as the start up of new on-site production facilities was offset by currency impacts.
Asia

	Quarter Ended March 31,
	2013	2012	Variance
Sales	$367	$334	10%
Cost of sales, exclusive of depreciation and amortization	246	225
Gross margin	121	109
Operating expenses	24	21
Depreciation and amortization	34	31
Operating profit	$63	$57	11%
Margin %	17.2%	17.1%

	Quarter Ended March 31, 2013 vs. 2012
	% Change	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume	11%	13%
Price	(1)%	(2)%
Cost pass-through	—%	—%
Currency	—%	(1)%
Acquisitions/divestitures	—%	—%
Other	—%	1%
	10%	11%

The following tables provide sales by end-market and distribution method:

	Quarter Ended March 31,
	% of Sales		% Change Organic Sales
	2013	2012
Sales by End Markets
Manufacturing	11%	12%	3%
Metals	27%	25%	19%
Energy	—%	—%	—%
Chemicals	13%	11%	29%
Electronics	35%	38%	—%
Healthcare	1%	1%	27%
Food & Beverage	3%	3%	(10)%
Aerospace	—%	—%	—%
Other	10%	10%	19%
	100%	100%

	Quarter Ended March 31,
	% of Sales
	2013	2012
Sales by Distribution Method
On- Site	45%	40%
Packaged Gas	11%	13%
Merchant	29%	30%
Other	15%	17%
	100%	100%
Segment sales increased $33 million, or 10%, in the first quarter versus 2012. Strong volume growth increased sales by 11% due to higher volumes in China, India, Korea, and Thailand. New plant start-ups in China primarily for metals and chemicals customers contributed significantly to this volume growth.
Operating profit increased $6 million, or 11% for the first quarter versus 2012 due to higher volumes, partially offset by lower merchant gases pricing, primarily in China.
Surface Technologies

	Quarter Ended March 31,
	2013	2012	Variance
Sales	$163	$169	(4)%
Cost of sales, exclusive of depreciation and amortization	107	110
Gross margin	56	59
Operating expenses	20	22
Depreciation and amortization	10	11
Operating profit	$26	$26	—%
Margin %	16.0%	15.4%

	Quarter Ended March 31, 2013 vs. 2012
	% Change	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume/Price	(2)%	(11)%
Cost pass-through	(1)%	—%
Currency	(1)%	(1)%
Acquisitions/divestitures	—%	—%
Other	—%	12%
	(4)%	—%
The following table provides sales by end-market:

	Quarter Ended March 31,
	% of Sales		% Change
	2013	2012	Organic Sales
Sales by End Markets
Manufacturing	13%	14%	(9)%
Metals	8%	8%	(3)%
Energy	28%	28%	—%
Chemicals	2%	2%	(3)%
Electronics	1%	—%	—%
Healthcare	—%	—%	—%
Food & Beverage	3%	3%	(4)%
Aerospace	34%	34%	(2)%
Other	11%	11%	(2)%
	100%	100%
Segment sales decreased $6 million, or 4% for the quarter ended March 31, 2013 versus 2012. Higher pricing in the quarter partially offset the impact of lower volume. Cost pass-through reduced sales by 1% and relates to precious metal costs, used to make powders used in thermal spray coatings, with no impact on operating profit. Currency translation negatively impacted sales by 1% for the quarter, due primarily to the weakening of the Japanese Yen versus the U.S. Dollar.
Operating profit of $26 million was comparable to the prior year. Lower sales volumes, primarily industrial and military aviation coatings, and unfavorable product mix reduced operating profit compared to the prior-year period. These decreases were more than offset by higher pricing and lower costs resulting from productivity and previous restructuring actions.
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

To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2013 Consolidated Sales (a)	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		March 31,	December 31,
Currency		2013	2012	2013	2012
Brazil real	15%	2.00	1.77	2.01	2.04
Euro	13%	0.76	0.76	0.78	0.76
Canada dollar	9%	1.01	1.01	1.02	0.99
Mexico peso	7%	12.64	13.27	12.36	13.05
China yuan	5%	6.26	6.31	6.21	6.29
Korea won	3%	1,085	1,136	1,113	1,073
India rupee	2%	54.17	50.59	54.28	54.85
Singapore dollar	1%	1.24	1.27	1.24	1.22
Argentina peso	1%	5.02	4.34	5.12	4.91
Colombia peso	<1%	1,792	1,798	1,832	1,768
Taiwan dollar	<1%	29.48	29.88	29.91	29.04
Thailand bhat	<1%	29.80	31.02	29.32	30.64
Venezuela bolivar (b)	<1%	5.30	4.30	6.30	4.30

(a)	Certain Surface technologies segment sales are included in European, Indian and Brazilian sales.

(b)
On February 8, 2013, the Venezuelan government announced a devaluation of the Venezuelan Bolivar from an exchange rate of 4.30 to 6.30 effective February 13, 2013. See Note 2 to the condensed consolidated financial statements for a more detailed description of this item.

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Three months ended March 31,
	2013	2012
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income - Praxair, Inc. plus depreciation and amortization	$657	$671
Noncontrolling interests	15	13
Net income plus depreciation and amortization (including noncontrolling interests)	672	684
Adjustments to reconcile net income to net cash provided by operating activities:
Venezuela currency devaluation (a)	23	—
Deferred income taxes	1	69
Working capital	(183)	(265)
Pension contributions	(5)	(106)
Long-term assets, liabilities and other	(36)	20
Net cash provided by operating activities	$472	$402
INVESTING ACTIVITIES
Capital expenditures	(466)	(483)
Acquisitions, net of cash acquired	(1,098)	(12)
Divestitures and asset sales	31	64
Net cash used for investing activities	$(1,533)	$(431)
FINANCING ACTIVITIES
Debt increases (reductions) - net	1,316	278
Issuances (purchases) of common stock - net	(117)	(102)
Cash dividends - Praxair, Inc. shareholders	(178)	(164)
Excess tax benefit on share-based compensation	14	32
Noncontrolling interest transactions and other	(5)	—
Net cash (used for) provided by financing activities	$1,030	$44

(a)	See Note 2 to the condensed consolidated financial statements.
Cash Flow from Operations
Cash provided by operations of $472 million for the three months ended March 31, 2013 increased $70 million versus 2012. The increase was primarily due to lower working capital requirements and pension contributions compared to the prior-year period.
Praxair estimates that total 2013 contributions to its pension plans will be in the area of $50 million, of which $5 million have been made through March 31, 2013. In addition, Praxair expects to make $29 million of cash payments in the next twelve months related to the 2012 cost reduction program (see Note 2 to the condensed consolidated financial statements).
Investing
Net cash used for investing of $1,533 million for the three months ended March 31, 2013 increased $1,102 million versus 2012 primarily due to the NuCO2 acquisition, completed on March 1, 2013 (see Note 3 to the condensed consolidated financial statements).
Financing
Cash provided by financing activities was $1,030 million in 2013. Net debt increased $1,316 million primarily to fund acquisitions and capital expenditures. Cash dividends increased $14 million from the year ago period to $0.60 per share ($0.55 per share for 2012).

At March 31, 2013, Praxair’s total debt outstanding was $8,676 million, an increase of $1,314 million from December 31, 2012. In February 2013, Praxair issued $400 million of 0.75% notes due 2016 and $500 million of 2.70% notes due 2023. In March 2013, Praxair issued $500 million of 1.20% notes due 2018.
Legal Proceedings
See Note 12 to the condensed consolidated financial statements for a description of current legal proceedings.
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
The following are the non-GAAP measures presented in the MD&A:

	March 31,
(Dollar amounts in millions, except per share data)	2013	2012
Debt-to-capital	55.8%	51.9%	*
After-tax return on capital	13.3%	14.6%
Return on equity	28.1%	28.4%
Debt-to-EBITDA	2.1	1.8

*	As of December 31, 2012

	Quarter Ended March 31,
	2013	2012
Adjusted amounts:
Operating profit	$623	$627
As a percent of sales	21.6%	22.1%
Effective tax rate	28.1%	28.0%
Net income - Praxair, Inc.	$414	$419
Diluted earnings per share	$1.38	$1.38

Debt-to-Capital Ratio
The debt-to-capital ratio is a measure used by investors, financial analysts and management to provide a measure of financial leverage and insights into how the company is financing its operations.

	March 31, 2013	December 31, 2012
(Dollar amounts in millions)
Debt	8,676	7,362
Less: cash and cash equivalents	(113)	(157)
Net debt	8,563	7,205
Equity and redeemable noncontrolling interests
Redeemable noncontrolling interests	255	252
Praxair, Inc. shareholders’ equity	6,169	6,064
Noncontrolling interests	357	357
Total equity and redeemable noncontrolling interests	6,781	6,673
Capital	15,344	13,878
DEBT-TO-CAPITAL RATIO	55.8%	51.9%
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

	2013			2012
	Four Quarter Trailing	Three Months Ended	Nine Months Ended	Four Quarter Trailing	Three Months Ended	Nine Months Ended
		March 31, 2013	December 31, 2012		March 31, 2012	December 31, 2011
(Dollar amounts in millions)
Adjusted operating profit (see below)	2,498	623	1,875	2,505	627	1,878
Less: adjusted income taxes (see below)	(659)	(164)	(495)	(656)	(165)	(491)
Less: tax benefit on interest expense*	(40)	(11)	(29)	(41)	(10)	(31)
Add: equity income	37	10	27	38	7	31
Net operating profit after-tax (NOPAT)	1,836	458	1,378	1,846	459	1,387
Capital:
March 31st, 2013 & 2012 respectively	15,344			13,248
December 31st, 2012 & 2011 respectively	13,878			12,489
September 30th, 2012 & 2011 respectively	13,617			12,306
June 30th, 2012 & 2011 respectively	13,017			12,809
March 31st, 2012 & 2011 respectively	13,248			12,289
Five-quarter average	13,821			12,628
After-tax ROC	13.3%			14.6%

*	Tax benefit on interest expense is computed using the effective rate. The effective tax rate used was 28% for 2013 and 2012.

Return on Praxair, Inc. Shareholders’ Equity (ROE)
Return on Praxair, Inc. shareholders’ equity is a measure used by investors, financial analysts and management to evaluate operating performance from a Praxair shareholder perspective. ROE measures the net income attributable to Praxair, Inc. that the company was able to generate with the money shareholders have invested.

	2013			2012
	Four Quarter Trailing	Three Months Ended	Nine Months Ended	Four Quarter Trailing	Three Months Ended	Nine Months Ended
		March 31, 2013	December 31, 2012		March 31, 2012	December 31, 2011
(Dollar amounts in millions)
Adjusted Net income - Praxair, Inc. (see below)	1,676	414	1,262	1,687	419	1,268
Praxair, Inc. shareholders’ equity
March 31st, 2013 & 2012 respectively	6,169			5,940
December 31st, 2012 & 2011 respectively	6,064			5,488
September 30th, 2012 & 2011 respectively	6,015			5,753
June 30th, 2012 & 2011 respectively	5,615			6,400
March 31st, 2012 & 2011 respectively	5,940			6,165
Five-quarter average	5,961			5,949
ROE	28.1%			28.4%

Adjusted EBITDA and Debt-to-Adjusted EBITDA Ratio
These measures are used by investors, financial analysts and management to assess a company’s ability to meet its financial obligations.

	2013			2012
	Four Quarter Trailing	Three Months Ended	Nine Months Ended	Four Quarter Trailing	Three Months Ended	Nine Months Ended
		March 31, 2013	December 31, 2012		March 31, 2012	December 31, 2011
(Dollar amounts in millions)
Adjusted net income - Praxair, Inc. (see below)	$1,676	$414	$1,262	$1,687	$419	$1,268
Add: adjusted noncontrolling interest (see below)	56	15	41	53	13	40
Add: interest expense - net	144	40	104	147	37	110
Add: adjusted income taxes (see below)	659	164	495	656	165	491
Add: depreciation and amortization	1,015	266	749	1,011	252	759
Adjusted EBITDA	$3,550	$899	$2,651	$3,554	$886	$2,668
Net Debt:
March 31st, 2013 & 2012 respectively	$8,563			$6,749
December 31st, 2012 & 2011 respectively	$7,205			$6,472
September 30th, 2012 & 2011 respectively	$7,028			$6,185
June 30th, 2012 & 2011 respectively	$6,891			$6,039
March 31st, 2012 & 2011 respectively	$6,749			$5,752
Five-quarter average	$7,287			$6,239
DEBT-TO-ADJUSTED EBITDA RATIO	2.1			1.8

Adjusted Amounts
Adjusted amounts for the quarter ended March 31, 2013 exclude the impact of the loss on Venezuela currency devaluation. The company does not believe these items are indicative of on-going business trends and, accordingly, the impact is excluded from the reported amounts so that investors can better evaluate and analyze historical and future business trends on a consistent basis. Certain 2012 amounts are included for reference purposes. Adjusted amounts for the third quarter 2012 and fourth quarter 2011 have been included for reference purposes and to facilitate the calculations contained herein.

	Quarter Ended March 31,	Nine Months Ended December 31,	Quarter Ended March 31,	Nine Months Ended December 31,
(Dollar amounts in millions, except per share data)	2013	2012	2012	2011
Adjusted Operating Profit and Margin
Reported operating profit	$600	$1,810	$627	$1,877
Add: Venezuela currency devaluation	23	—	—	—
Add: Pension settlement charge	—	9	—	—
Add: Cost reduction program	—	56	—	40
Less: Gain on acquisition	—	—	—	(39)
Total adjustments	23	65	—	1
Adjusted operating profit	$623	$1,875	$627	$1,878
Reported percent change	(4)%
Adjusted percent change	(1)%
Adjusted Income Taxes and Effective Tax Rate
Reported income taxes	$164	$421	$165	$485
Add: Venezuela currency devaluation	—	—	—	—
Add: Pension settlement charge	—	3	—	—
Add: Income tax benefit	—	55	—	—
Add: Cost reduction program	—	16	—	9
Less: Gain on acquisition	—	—	—	(3)
Total adjustments	—	74	—	6
Adjusted income taxes	$164	$495	$165	$491

	Quarter Ended March 31,	Nine Months Ended December 31,	Quarter Ended March 31,	Nine Months Ended December 31,
(Dollar amounts in millions, except per share data)	2013	2012	2012	2011
Reported income before income taxes and equity investments	$560	$1,706	$590	$1,767
Add: Venezuela currency devaluation	23	—	—	—
Add: Pension settlement charge	—	9	—	—
Add: Cost reduction program	—	56	—	40
Less: Gain on acquisition	—	—	—	(39)
Total adjustments	23	65	—	1
Adjusted income before income taxes and equity investments	$583	$1,771	$590	$1,768
Adjusted effective tax rate	28.1%	28.0%	28.0%	27.8%
Adjusted Noncontrolling Interests
Reported noncontrolling interests	$15	$39	$13	$39
Add: Cost reduction program	—	2	—	—
Add: Gain on acquisition	—	—	—	1
Total adjustments	—	2	—	1
Adjusted Noncontrolling Interests	$15	$41	$13	$40
Adjusted Net Income - Praxair, Inc.
Reported net income - Praxair, Inc.	$391	$1,273	$419	$1,274
Add: Venezuela currency devaluation	23	—	—	—
Add: Pension settlement charge	—	6	—	—
Less: Income tax benefit	—	(55)	—	—
Add: Cost reduction program	—	38	—	31
Less: Gain on acquisition	—	—	—	(37)
Total adjustments	23	(11)	—	(6)
Adjusted net income - Praxair, Inc.	$414	$1,262	$419	$1,268
Reported percent change	(7)%
Adjusted percent change	(1)%

	Quarter Ended March 31,	Quarter Ended March 31,
(Dollar amounts in millions, except per share data)	2013	2012
Adjusted Diluted Earnings Per Share
Reported diluted earnings per share	$1.30	$1.38
Add: Venezuela currency devaluation	0.08	—
Adjusted diluted earnings per share	$1.38	$1.38
Reported percent change	(6)%
Adjusted percent change	—%

Adjusted Full Year 2013 Diluted EPS Guidance

	Full Year 2013
	Low End	High End
Diluted EPS guidance	$5.82	$5.97
Non-GAAP adjustments:
Add: Venezuela currency devaluation	0.08	0.08
Adjusted diluted EPS	$5.90	$6.05
Contractual Obligations Update
Refer to Note 12 to the condensed consolidated financial statements.
New Accounting Standards
Refer to Note 1 of the condensed consolidated financial statements.
Outlook
Diluted earnings per share for the second quarter of 2013 are expected to be in the range of $1.45 to $1.50.
Diluted earnings per share for the full year 2013 are expected to be in the range of $5.82 to $5.97. Adjusted diluted earnings per share for the full year 2013 are expected to be in the range of $5.90 to $6.05 which excludes the impact of the Venezuela currency devaluation and assumes an adjusted effective tax rate of about 28%. This guidance also excludes the impact of any pension settlement charges expected to be recorded in third quarter (see Note 11 to the condensed consolidated financial statements).
For the full year of 2013, Praxair expects sales in the area of $12.0 billion. As of March 31, 2013, full-year capital expenditures are expected to be in the range of $1.8 to $2.0 billion.
At March 31, 2013, Praxair’s backlog of large plants under construction was $2.5 billion. This represents the total estimated capital cost of large plants under construction. The company’s core business is to build, own, and operate industrial gas plants in order to supply atmospheric and process gases to customers. As such, Praxair believes that its backlog is an indicator of future sales growth.
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
Refer to Item 7A. to Part II of Praxair’s 2012 Annual Report on Form 10-K for discussion.
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

PART II - OTHER INFORMATION
Praxair, Inc. and Subsidiaries

Item 1. Legal Proceedings
See Note 12 to the condensed consolidated financial statements for a description of current legal proceedings.
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
Praxair has substantial international operations which are subject to risks including devaluations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest, possible nationalization and/or expropriation of assets, domestic and international tax laws and compliance with governmental regulations. These events could have an adverse effect on the international operations in the future by reducing the demand for its products, decreasing the prices at which it can sell its products, reducing the U.S. dollar value of revenue from international operations or otherwise having an adverse effect on its business. In particular, due to government actions related to business and currency regulations, there is considerable risk associated with operations in Venezuela. At March 31, 2013, Praxair’s sales and net assets in Venezuela were less than 1% of Praxair’s consolidated amounts. Also, the Company is monitoring developments regarding the collectability of government receivables from healthcare sales to public hospitals in Spain and Italy where economic conditions remain challenging and uncertain. Historically, collection of such government receivables has extended well beyond the contractual terms of sale; however, payment has always been received. At March 31, 2013, government receivables in Spain and Italy totaled about $91 million.

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
Although management does not believe that any such liabilities will have a material adverse impact on its financial position and results of operations, management cannot provide assurance that such costs will not increase in the future or will not become material. See the section captioned “Management’s Discussion and Analysis – Environmental Matters” in Item 7 of Praxair’s 2012 Annual Report on Form 10-K.
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
Praxair is subject to income and other taxes in both the United States and numerous foreign jurisdictions. The determination of the company’s worldwide provision for income taxes and other tax liabilities requires judgment and is based on diverse legislative and regulatory structures that exist in the various jurisdictions where the company operates. Although management believes its estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in its financial statements and may materially affect the company’s financial results for the period when such determination is made. See Notes 5 and 17 to the consolidated financial statements of Praxair’s 2012 Annual Report on Form 10-K.
Pension Liabilities - Risks related to our pension benefit plans may adversely impact our results of operations and cash flows.
Pension benefits represent significant financial obligations that will be ultimately settled in the future with employees who meet eligibility requirements. Because of the uncertainties involved in estimating the timing and amount of future payments and asset returns, significant estimates are required to calculate pension expense and liabilities related to the company’s plans. The company utilizes the services of independent actuaries, whose models are used to facilitate these calculations. Several key assumptions are used in the actuarial models to calculate pension expense and liability amounts recorded in the consolidated financial statements. In particular, significant changes in actual investment returns on pension assets, discount rates, or legislative or regulatory changes could impact future results of operations and required pension contributions. For information regarding the potential impacts regarding significant assumptions used to estimate pension expense, including discount rates and the expected long-term rates of return on plan assets. See “Critical Accounting Policies - Pension Benefits” included in

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Praxair’s 2012 Annual Report on Form 10-K.
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
Acquisitions and Joint Ventures - The inability to effectively integrate acquisitions or collaborate joint venture partners could adversely impact the company’s financial position and results of operations.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended March 31, 2013 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Program (2) (Millions)
January 2013	312	$111.61	312	$954
February 2013	630	$110.35	630	$884
March 2013	458	$112.38	458	$833
First Quarter 2013	1,400	$111.29	1,400	$833

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

(2)
As of March 31, 2013, the Company purchased $667 million of its common stock pursuant to the 2013 program, leaving an additional $833 million remaining authorized under the 2013 program. The 2013 program does not have any stated expiration date.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

(a)	Exhibits

	12.01	Computation of Ratio of Earnings to Fixed Charges.

	31.01	Rule 13a-14(a) Certification

	31.02	Rule 13a-14(a) Certification

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

PRAXAIR, INC.

(Registrant)

Date: April 24, 2013	By: /s/ Elizabeth T. Hirsch

Elizabeth T. Hirsch
Vice President and Controller
(On behalf of the Registrant
and as Chief Accounting Officer)