Form 10-Q
period 2013-06-30
PRAXAIR INC
filed 2013-07-24
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At June 30, 2013, 294,843,878 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended June 30,
	2013	2012
SALES	$3,014	$2,811
Cost of sales, exclusive of depreciation and amortization	1,710	1,602
Selling, general and administrative	344	310
Depreciation and amortization	275	247
Research and development	24	25
Other income (expense) - net	4	9
OPERATING PROFIT	665	636
Interest expense - net	41	33
INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	624	603
Income taxes	174	169
INCOME BEFORE EQUITY INVESTMENTS	450	434
Income from equity investments	11	10
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	461	444
Less: noncontrolling interests	(16)	(15)
NET INCOME - PRAXAIR, INC.	$445	$429
PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share	$1.50	$1.43
Diluted earnings per share	$1.49	$1.42
Cash dividends per share	$0.60	$0.55
WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	295,668	298,885
Diluted shares outstanding	298,654	302,492
The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
SALES	$5,902	$5,651
Cost of sales, exclusive of depreciation and amortization	3,348	3,218
Selling, general and administrative	681	645
Depreciation and amortization	541	499
Research and development	48	49
Venezuela currency devaluation	23	—
Other income (expense) - net	4	23
OPERATING PROFIT	1,265	1,263
Interest expense - net	81	70
INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	1,184	1,193
Income taxes	338	334
INCOME BEFORE EQUITY INVESTMENTS	846	859
Income from equity investments	21	17
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	867	876
Less: noncontrolling interests	(31)	(28)
NET INCOME - PRAXAIR, INC.	$836	$848
PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share	$2.82	$2.84
Diluted earnings per share	$2.79	$2.80
Cash dividends per share	$1.20	$1.10
WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	296,136	298,981
Diluted shares outstanding	299,290	302,657
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Millions of dollars)
(UNAUDITED)

	Quarter Ended June 30,
	2013	2012
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$461	$444

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(413)	(570)
Income taxes	20	22
Translation adjustments	(393)	(548)
Funded status - retirement obligations (Note 11):
Retirement program remeasurements	(14)	(9)
Reclassifications to net income	23	15
Income taxes	(1)	3
Funded status - retirement obligations	8	9
Derivative instruments (Note 6):
Current quarter unrealized gain (loss)	—	5
Reclassifications to net income	(1)	—
Income taxes	—	(1)
Derivative instruments	(1)	4
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(386)	(535)

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	75	(91)
Less: noncontrolling interests	(10)	5
COMPREHENSIVE INCOME (LOSS) - PRAXAIR, INC.	$65	$(86)
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Millions of dollars)
(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$867	$876

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(431)	(290)
Income taxes	19	14
Translation adjustments	(412)	(276)
Funded status - retirement obligations (Note 11):
Retirement program remeasurements	(10)	(22)
Reclassifications to net income	45	31
Income taxes	(9)	7
Funded status - retirement obligations	26	16
Derivative instruments (Note 6):
Current quarter unrealized gain (loss)	—	7
Reclassifications to net income	—	—
Income taxes	—	(2)
Derivative instruments	—	5
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(386)	(255)

COMPREHENSIVE INCOME (INCLUDING NONCONTROLLING INTERESTS)	481	621
Less: noncontrolling interests	(17)	(19)
COMPREHENSIVE INCOME - PRAXAIR, INC.	$464	$602
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$102	$157
Accounts receivable - net	1,961	1,834
Inventories	480	476
Prepaid and other current assets	470	325
TOTAL CURRENT ASSETS	3,013	2,792
Property, plant and equipment (less accumulated depreciation of $11,383 in 2013 and $11,226 in 2012)	11,867	11,453
Goodwill	3,159	2,507
Other intangible assets - net	576	173
Other long-term assets	1,156	1,165
TOTAL ASSETS	$19,771	$18,090
LIABILITIES AND EQUITY
Accounts payable	$915	$928
Short-term debt	1,234	638
Current portion of long-term debt	9	39
Other current liabilities	832	874
TOTAL CURRENT LIABILITIES	2,990	2,479
Long-term debt	7,863	6,685
Other long-term liabilities	2,374	2,253
TOTAL LIABILITIES	13,227	11,417
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 14)	259	252
Praxair, Inc. Shareholders’ Equity:
Common stock $0.01 par value, authorized - 800,000,000 shares, issued 2013 - 383,178,226 shares and 2012 - 383,073,446 shares	4	4
Additional paid-in capital	3,931	3,889
Retained earnings	10,002	9,534
Accumulated other comprehensive income (loss)	(2,235)	(1,852)
Treasury stock, at cost (2013 - 88,334,348 shares and 2012 - 86,843,966 shares)	(5,774)	(5,511)
Total Praxair, Inc. Shareholders’ Equity	5,928	6,064
Noncontrolling interests	357	357
TOTAL EQUITY	6,285	6,421
TOTAL LIABILITIES AND EQUITY	$19,771	$18,090
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
OPERATIONS
Net income - Praxair, Inc.	$836	$848
Noncontrolling interests	31	28
Net income (including noncontrolling interests)	867	876
Adjustments to reconcile net income to net cash provided by operating activities:
Venezuela currency devaluation	23	—
Depreciation and amortization	541	499
Deferred income taxes	99	83
Share-based compensation	34	35
Accounts receivable	(164)	(47)
Inventory	(27)	(14)
Prepaid and other current assets	(164)	3
Payables and accruals	(6)	(118)
Pension contributions	(43)	(109)
Long-term assets, liabilities and other	(111)	(81)
Net cash provided by operating activities	1,049	1,127
INVESTING
Capital expenditures	(988)	(1,047)
Acquisitions, net of cash acquired	(1,269)	(51)
Divestitures and asset sales	38	71
Net cash used for investing activities	(2,219)	(1,027)
FINANCING
Short-term debt borrowings (repayments) - net	602	(218)
Long-term debt borrowings	2,088	1,400
Long-term debt repayments	(935)	(730)
Issuances of common stock	76	107
Purchases of common stock	(345)	(313)
Cash dividends - Praxair, Inc. shareholders	(355)	(328)
Excess tax benefit on share-based compensation	24	44
Noncontrolling interest transactions and other	(17)	(41)
Net cash (used for) provided by financing activities	1,138	(79)
Effect of exchange rate changes on cash and cash equivalents	(23)	(7)
Change in cash and cash equivalents	(55)	14
Cash and cash equivalents, beginning-of-period	157	90
Cash and cash equivalents, end-of-period	$102	$104
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
2012 Cost Reduction Program
In the third quarter 2012, Praxair recorded pre-tax charges totaling $56 million ($38 million after-tax and noncontrolling interest), relating to severance and business restructuring actions primarily in Europe within the industrial gases and surface technologies businesses. The severance costs of $43 million are for the termination of approximately 410 employees, primarily in Europe (industrial gases and surface technologies) of which approximately 330 have been terminated as of June 30, 2013. The costs associated with exit or disposal activities of $13 million include asset write-downs and other costs associated with a decision to eliminate and/or restructure operations and product lines. The remaining actions are expected to be completed during 2013. These actions reflected the business slow-down in Europe and resulted from a decision to eliminate and/or restructure operations and product lines.

The following table summarizes the activities related to the six months ended June 30, 2013:

(Millions of dollars)	Severance Costs	Costs Associated with Exit or Disposal Activities	Total Cost Reduction Program
Balance, January 1, 2013	$30	$4	$34
Less: Cash payments	(8)	(3)	(11)
Less: Non-cash asset write-offs	—	—	—
Foreign currency translation	(1)	—	(1)
Balance, June 30, 2013	$21	$1	$22
For further details regarding the cost reduction program and other charges, refer to Note 2 to the consolidated financial statements of Praxair’s 2012 Annual Report on Form 10-K.
3. 2013 Acquisitions

NuCO2
On March 1, 2013 Praxair acquired 100% of NuCO2 Inc. ("NuCO2") for $1,095 million. NuCO2 is the leading national provider of beverage carbonation solutions in the United States to the restaurant and hospitality industries with 162,000 customer locations and 900 employees, and with 2012 sales of approximately $230 million. The NuCO2 micro-bulk beverage carbonation solution is the service model of choice for quick service restaurants and convenience stores offering fountain beverages and represents an extension of Praxair's core industrial gas business.

The acquisition of NuCO2 was accounted for as a business combination. Following the acquisition date, 100% of NuCO2's results were consolidated in the North America business segment. For the quarter and six months ended June 30, 2013, Praxair's consolidated income statement includes sales of $61 million and $81 million, respectively, related to NuCO2. Pro forma results for the quarters and six months ended June 30, 2013 and 2012 have not been included as the impact of the acquisition is not material to the consolidated statements of income.

The following table summarizes the fair value of identifiable assets acquired and liabilities assumed in the acquisition of NuCO2 as of the acquisition date. The allocation of the purchase price is based on preliminary estimates and assumptions, and are subject to revision based on final information received, including appraisals and other analysis that support underlying estimates:

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

Other Acquisitions
On May 29, 2013 Praxair acquired Dominion Technology Gases (“Dominion”), a leading global supplier of diving, welding, industrial, laboratory and calibration gases and associated equipment to the offshore oil and gas industry based in Aberdeen, Scotland. Dominion provides products and services to the expanding global offshore oil and gas market.

On June 3, 2013 Praxair acquired Volgograd Oxygen Factory (“VOF”), the largest independent industrial gas business in southern Russia, expanding Praxair's production and distribution capabilities in the Volgograd region. Additionally, Praxair acquired several smaller independent package gas distributors in the United States.

These acquisitions were accounted for as business combinations; accordingly the results of operations of these acquisitions were consolidated from the respective acquisition dates, primarily in the Europe business segment and the impact was not significant. The aggregate purchase price for these acquisitions was $174 million and resulted in the recognition of $144 million of intangible assets, including $99 million of goodwill and $35 million relating to customer relationships, which will be amortized over their estimated useful life.
4. Supplemental Information
Inventories
The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	June 30, 2013	December 31, 2012
Inventories
Raw materials and supplies	$156	$164
Work in process	54	56
Finished goods	270	256
Total inventories	$480	$476
Long-term receivables
Long-term receivables are not material and are largely reserved. Such long-term receivables are included within other long-term assets in the condensed consolidated balance sheets and totaled $43 million and $46 million at June 30, 2013 and December 31, 2012, respectively. These amounts are net of reserves of $44 million and $43 million, respectively. The amounts in both periods relate primarily to government receivables in Brazil and other long-term notes receivable from customers. Collectability is reviewed regularly and uncollectible amounts are written-off as appropriate. The decrease in the balances during 2013 was due primarily to foreign currency movements.

5. Debt
The following is a summary of Praxair’s outstanding debt at June 30, 2013 and December 31, 2012:

(Millions of dollars)	June 30, 2013	December 31, 2012
SHORT-TERM
Commercial paper and U.S. bank borrowings	$1,085	$563
Other bank borrowings (primarily international)	149	75
Total short-term debt	1,234	638
LONG-TERM
U.S. borrowings
3.95% Notes due 2013 (d, e)	—	350
2.125% Notes due 2013 (a, b, d, e)	—	504
4.375% Notes due 2014 (a, d)	300	299
5.25% Notes due 2014	400	400
4.625% Notes due 2015	500	500
3.25% Notes due 2015 (a, b)	425	431
0.75% Notes due 2016 (c)	400	—
5.375% Notes due 2016	400	400
5.20% Notes due 2017	325	325
1.05% Notes due 2017	400	400
1.20% Notes due 2018 (a, c)	499	—
1.25% Notes due 2018 (c)	475	—
4.50% Notes due 2019 (a)	598	598
4.05% Notes due 2021 (a)	498	498
3.00% Notes due 2021 (a)	497	496
2.45% Notes due 2022 (a)	598	598
2.20% Notes due 2022 (a)	499	499
2.70% Notes due 2023 (a, c)	498	—
3.55% Notes due 2042 (a, c)	466	298
Other	5	5

International bank borrowings	79	113
Obligations under capital leases	10	10
	7,872	6,724
Less: current portion of long-term debt	(9)	(39)
Total long-term debt	7,863	6,685
Total debt	$9,106	$7,362

(a)	Amounts are net of unamortized discounts.

(b)	June 30, 2013 and December 31, 2012 include a $26 million and $36 million fair value increase, respectively, related to hedge accounting. See Note 6 for additional information.

(c)
For the six months ended June 30, 2013, Praxair issued the following notes totaling $2.1 billion: $400 million of 0.75% notes due 2016, $500 million of 2.70% notes due 2023, $500 million of 1.20% notes due 2018, $475 million of 1.25% notes due 2018 and $175 million of 3.55% notes due 2042. The proceeds of all issuances were used for general corporate purposes, including acquisitions, repayment of debt and share repurchases under our share repurchase program.

(d)
Classified as long-term because of the Company’s intent to refinance this debt on a long-term basis and the availability of such financing under the terms of an existing $1.75 billion long-term credit facility, which also includes an option to increase the amount of the long-term agreement to $2.0 billion upon mutual agreement.

(e)	In June 2013, Praxair repaid $350 million of 3.95% notes and $500 million of 2.125% notes that became due.

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
The following table is a summary of the notional amount and fair value of derivatives outstanding at June 30, 2013 and December 31, 2012:

			Fair Value
	Notional Amounts		Assets		Liabilities
(Millions of dollars)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$2,239	$2,515	$11	$6	$4	$8
Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted purchases (a)	$5	$10	$—	$—	$—	$—
Interest rate contracts:
Interest rate swaps (b)	400	400	26	32	—	—
Total	$405	$410	$26	$32	$—	$—
Total Derivatives	$2,644	$2,925	$37	$38	$4	$8

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.

(b)	Assets are recorded in long term assets.
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

Anticipated Net Income
Historically Praxair has entered into anticipated net income hedge contracts consisting of foreign currency options and forwards related primarily to anticipated net income in Brazil, Europe and Canada. Although there were no anticipated net income hedges outstanding as of June 30, 2013 and December 31, 2012, such derivatives were outstanding during the six month period ended June 30, 2012. Over the term of the contracts, the fair value adjustments from net-income hedging contracts are largely offset by the impacts on reported net income resulting from currency translation. The accounting rules pertaining to derivatives and hedging do not allow hedges of anticipated net income to be designated as hedging instruments.
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
Interest Rate Contracts
Outstanding Interest Rate Swaps
At June 30, 2013, Praxair had an interest-rate swap agreement outstanding related to the $400 million 3.25% fixed-rate notes that mature in 2015 which effectively converts fixed-rate interest to variable-rate interest. This swap agreement was designated as a fair value hedge with the resulting fair value adjustments recognized in earnings along with an equally offsetting charge / benefit to earnings for the changes in the fair value of the underlying debt instrument. At June 30, 2013, $26 million was recognized as an increase in the fair value of this note ($32 million at December 31, 2012). On July 5, 2013, Praxair entered into interest-rate swap agreements that convert fixed-rate interest to variable-rate interest on the $475 million 1.25% notes that mature 2018. These interest-rate swaps were designated as fair value hedges.
Terminated Interest Rate Swaps
The following table summarizes information related to terminated interest rate swap contracts:

	Year Terminated	Original Gain	Amount of Gain Recognized in Earnings (a)		Amount of Gain Recognized in Earnings (a)		Unrecognized Gain (a)
			Quarter Ended		Six Months Ended		June 30, 2013	December 31, 2012
(Millions of dollars)			June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Interest Rate Swaps
Underlying debt instrument (b):
$500 million 2.125% fixed-rate notes that mature in 2013	2011	$18	$2	$3	$4	$5	$—	$4
$400 million 1.75% fixed-rate notes that mature in 2012	2010	13	—	1	—	3	—	—
$500 million 6.375% fixed-rate notes that matured in 2012	2002	47	—	—	—	1	—	—
Total		$78	$2	$4	$4	$9	$—	$4

(a)
The unrecognized gain for terminated interest rate swaps is shown as an increase to long-term debt and will be recognized on a straight line basis to interest expense - net over the term of the underlying debt agreements. Upon settlement of the underlying interest rate contract, the cash received is reflected within the Noncontrolling interest transactions and other in the financing section of the condensed consolidated statements of cash flows.

(b)	The notional amounts of the interest rate contracts are equal to the underlying debt instruments.

Terminated Treasury Rate Locks
The following table summarizes the unrecognized gains (losses) related to terminated treasury rate lock contracts:

	Year Terminated	Original Gain / (Loss)	Unrecognized Gain / (Loss) (a)
(Millions of dollars)			June 30, 2013	December 31, 2012
Treasury Rate Locks
Underlying debt instrument:
$500 million 2.20% fixed-rate notes that mature in 2022 (b)	2012	$(2)	$(2)	$(2)
$500 million 3.00% fixed-rate notes that mature in 2021 (b)	2011	(11)	(9)	(10)
$600 million 4.50% fixed-rate notes that mature in 2019 (b)	2009	16	10	11
$500 million 4.625% fixed-rate notes that mature in 2015 (b)	2008	(7)	(1)	(2)
Total - pre-tax			$(2)	$(3)
Less: income taxes			1	1
After- tax amounts			$(1)	$(2)

(a)
The unrecognized gains / (losses) for the treasury rate locks are shown in accumulated other comprehensive income (“AOCI”) and are being recognized on a straight line basis to interest expense – net over the term of the underlying debt agreements. The cash received or paid was reflected within the noncontrolling interest transactions and other in the financing section of the condensed consolidated statements of cash flows. Refer to the table below summarizing the impact on the company’s consolidated statements of income and AOCI for current period gain (loss) recognition.

(b)
The notional amount of the treasury rate lock contracts are equal to the underlying debt instrument with the exception of the treasury rate lock contract entered into to hedge the $600 million 4.50% fixed-rate notes that mature in 2019. The notional amount of this contract was $500 million.

The following tables summarize the impacts of the company’s derivatives on the consolidated statements of income and AOCI:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (a)
	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2013	2012	2013	2012
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$(40)	$(19)	$(6)	$18
Other balance sheet items	(3)	(3)	(10)	(5)
Anticipated net income	—	—	—	(4)
Total	$(43)	$(22)	$(16)	$9

	Quarter Ended
	Amount of Gain (Loss) Recognized in AOCI (b)		Amount of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Income (c)
(Millions of dollars)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Derivatives Designated as Hedging Instruments
Currency contracts:
Forecasted purchases (b)	$—	$(2)	$—	$—
Interest rate contracts:
Treasury rate locks (b)	—	7	(1)	—
Total - pre tax	$—	$5	$(1)	$—
Less: income taxes	—	(1)	—	—
Total - Net of Taxes	$—	$4	$(1)	$—

	Six Months Ended
	Amount of Gain (Loss) Recognized in AOCI (b)		Amount of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Income (c)
(Millions of dollars)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Derivatives Designated as Hedging Instruments
Interest rate contracts:
Treasury rate locks (b)	—	7	—	—
Less: income taxes	—	(2)	—	—
Total - Net of Taxes	$—	$5	$—	$—

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

(b)
The gains (losses) on forecasted purchases and treasury rate locks are recorded as a component of AOCI within derivative instruments in the condensed consolidated balance sheets. There was no ineffectiveness for these instruments during 2013 or 2012.

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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Assets
Derivatives	—	—	$37	$38	—	—
Liabilities
Derivatives	—	—	$4	$8	—	—
The fair values of the derivative assets and liabilities are based on market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third-party pricing services, brokers and market transactions.
The fair values of cash and cash equivalents, short-term debt, accounts receivable-net, and accounts payable approximate carrying amounts because of the short maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for similar issues, which is deemed a level 2 measurement. At June 30, 2013, the estimated fair value of Praxair’s long-term debt portfolio was $7,919 million versus a carrying value of $7,872 million. At December 31, 2012, the estimated fair value of Praxair’s long-term debt portfolio was $7,131 million versus a carrying value of $6,724 million. Differences from carrying amounts are attributable to interest-rate changes subsequent to when the debt was issued.

8. Earnings Per Share – Praxair, Inc. Shareholders
Basic earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator (Millions of dollars)
Net income - Praxair, Inc.	$445	$429	$836	$848
Denominator (Thousands of shares)
Weighted average shares outstanding	295,143	298,316	295,609	298,414
Shares earned and issuable under compensation plans	525	569	527	567
Weighted average shares used in basic earnings per share	295,668	298,885	296,136	298,981
Effect of dilutive securities
Stock options and awards	2,986	3,607	3,154	3,676
Weighted average shares used in diluted earnings per share	298,654	302,492	299,290	302,657
Basic Earnings Per Share	$1.50	$1.43	$2.82	$2.84
Diluted Earnings Per Share	$1.49	$1.42	$2.79	$2.80
Stock options of 780 were antidilutive and therefore excluded in the computation of diluted earnings per share for both the quarter and six months ended June 30, 2013. There were no antidilutive shares for the quarter ended June 30, 2012. Stock options of 1,611,500 were antidilutive and therefore excluded in the computation of diluted earnings per share for the six months ended June 30, 2012.
9. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2013 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2012	$1,499	$195	$645	$25	$143	$2,507
Acquisitions (Note 3)	624	—	93	—	—	717
Purchase adjustments & other	(8)	—	—	—	—	(8)
Foreign currency translation	(8)	(18)	(27)	—	(4)	(57)
Balance, June 30, 2013	$2,107	$177	$711	$25	$139	$3,159
Praxair has performed its goodwill impairment tests annually during the second quarter of each year, and historically we have determined that the fair value of each of our reporting units was substantially in excess of its carrying value. For the 2013 test completed this quarter, Praxair applied the FASB's updated accounting guidance (refer to Note 1 to the consolidated financial statements of Praxair's 2012 Annual Report on Form 10-K) which allows the Company to first assess qualitative factors to determine the extent of additional quantitative analysis, if any, that may be required to test goodwill for impairment. Based on the qualitative assessments performed, Praxair concluded that it was more likely than not that the fair value of each reporting unit substantially exceeded its carrying value and therefore, further quantitative analysis was not required. As a result, no impairment was recorded.

Changes in the carrying amounts of other intangibles for the six months ended June 30, 2013 were as follows:

(Millions of dollars)	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2012	$232	$37	$20	$289
Additions (Note 3)	386	3	30	419
Foreign currency translation	(2)	—	—	(2)
Other *	5	(10)	(7)	(12)
Balance, June 30, 2013	$621	$30	$43	$694
Less: Accumulated amortization
Balance, December 31, 2012	$(89)	$(20)	$(7)	$(116)
Amortization expense	(15)	(2)	(1)	(18)
Foreign currency translation	—	—	—	—
Other *	2	9	5	16
Balance, June 30, 2013	$(102)	$(13)	$(3)	$(118)
Net Balance at June 30, 2013	$519	$17	$40	$576
* Other primarily relates to the write-off of fully amortized assets and purchase accounting adjustments.
There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 20 years.
Total estimated annual amortization expense is as follows:

(Millions of dollars)
Remaining 2013	$23
2014	44
2015	42
2016	40
2017	35
Thereafter	392
$576
10. Share-Based Compensation
Share-based compensation of $17 million ($12 million after-tax) and $18 million ($13 million after-tax) was recognized during the quarters ended June 30, 2013 and 2012, respectively. Share-based compensation of $34 million ($23 million after-tax) and $35 million ($24 million after-tax) was recognized for the six months ended June 30, 2013 and 2012, respectively. The expense was recorded primarily in selling, general and administrative expenses. There was no share-based compensation cost that was capitalized. For further details regarding Praxair’s share-based compensation arrangements and prior year grants, refer to Note 15 to the consolidated financial statements of Praxair’s 2012 Annual Report on Form 10-K.
Stock Options
The weighted-average fair value of options granted during the six months ended June 30, 2013 was $16.31 ($17.43 in 2012) based on the Black-Scholes Options-Pricing model. The decrease in grant date fair value year-over-year is primarily attributable to the impacts of volatility and dividend yield.

The following weighted-average assumptions were used for grants in 2013 and 2012 :

	Six Months Ended June 30,
	2013	2012
Dividend yield	2.2%	2.0%
Volatility	21.7%	22.5%
Risk-free interest rate	0.76%	0.86%
Expected term years	5	5
The following table summarizes option activity under the plans as of June 30, 2013 and changes during the six months period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2013	12,281	$74.05
Granted	1,308	110.58
Exercised	(1,178)	56.91
Cancelled or Expired	(27)	100.43
Outstanding at June 30, 2013	12,384	79.48	5.7	$442
Exercisable at June 30, 2013	9,450	$70.86	4.8	$419
The aggregate intrinsic value represents the difference between the company’s closing stock price of $115.16 as of June 30, 2013 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during the quarter and six months ended June 30, 2013 was $39 million and $68 million, respectively ($40 million and $114 million during the same time periods in 2012, respectively).
Cash received from option exercises under all share-based payment arrangements for the quarter and six months ended June 30, 2013 was $38 million and $67 million ($29 million and $98 million for the same time periods in 2012, respectively). The cash tax benefit realized from share-based compensation totaled $9 million and $35 million for the quarter and six months ended June 30, 2013, of which $24 million in excess tax benefits was classified as financing cash flows for the six months ended June 30, 2013 ($15 million and $61 million tax benefit for the same periods in 2012 of which $44 million represented excess tax benefit for the six months ended June 30, 2012).
As of June 30, 2013, $34 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.0 year.
Performance-Based and Restricted Stock Awards
During the six months ended June 30, 2013, the company granted performance-based stock units to employees which vest on the third anniversary of their grant date. The actual number of shares issued in settlement of a vested award can range from zero to 200 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s common stock on the date of the grant and the estimated performance that will be achieved. Compensation expense will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved.
During the six months ended June 30, 2013, the company also granted restricted stock units to employees. The majority of the restricted stock units vest at the end of a three year service period. Compensation expense related to the restricted stock units is recognized on a straight-line basis over the vesting period.
The weighted-average fair value of performance-based stock and restricted stock units granted during the six months ended June 30, 2013 was $103.46 and $105.51, respectively, ($103.13 and $108.60 for the same periods in 2012). This is based on the closing market price of Praxair’s common stock on the grant date adjusted for dividends that will not be paid during the vesting period.

The following table summarizes non-vested performance-based and restricted stock award activity as of June 30, 2013 and changes during the six months then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2013	840	$88.83	368	$89.89
Granted (a)	416	103.46	115	105.51
Vested	(371)	70.91	(125)	75.93
Cancelled	(7)	100.65	(3)	96.28
Non-vested at June 30, 2013	878	$99.58	355	$99.96

(a)	Performance-based stock unit grants during 2013 include 98 thousand shares relating to the actual payout of the 2010 PSU grants in 2013.
As of June 30, 2013, based on current estimates of future performance, $46 million of unrecognized compensation cost related to performance-based awards is expected to be recognized through the first quarter of 2016 and $20 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized primarily through the fourth quarter of 2017.
11. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarters and six months ended June 30, 2013 and 2012 are shown below:

	Quarter Ended June 30,				Six Months Ended June 30,
	Pensions		OPEB		Pensions		OPEB
(Millions of dollars)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$15	$12	$1	$1	$28	$25	$2	$2
Interest cost	29	30	3	3	58	61	6	6
Expected return on plan assets	(38)	(39)	—	—	(76)	(78)	—	—
Net amortization and deferral	24	17	(1)	(2)	47	34	(2)	(3)
Net periodic benefit cost	$30	$20	$3	$2	$57	$42	$6	$5
Praxair estimates that 2013 contributions to its pension plans will be in the area of $50 million, of which $43 million have been made through June 30, 2013.
In 2012 a number of senior managers retired. These retirees are covered by the U.S. supplemental pension plan which provides for a lump sum benefit payment option. Under certain circumstances, such lump sum payments must be accounted for as a settlement of the related pension obligation, but only when paid. As a result, Praxair anticipates that it will record a pension settlement expense of approximately $9 million in the third quarter 2013 when the payments are made to the retirees.
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
After enrollment in the amnesty programs, at June 30, 2013 the most significant remaining claims relate to state VAT tax matters associated with procedural issues and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $190 million. Praxair has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

•
On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines on all five companies. Originally, CADE imposed a civil fine of R$2.2 billion Brazilian reais (US$1.0 billion) against White Martins, the Brazil-based subsidiary of Praxair, Inc. In response to a motion for clarification, the fine was reduced to R$1.7 billion Brazilian reais (US$765 million) due to a calculation error made by CADE. On September 2, 2010, Praxair issued a press release and filed a report on Form 8-K rejecting all claims and stating that the fine represents a gross and arbitrary disregard of Brazilian law.

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
Contractual Obligations Update
The following table sets forth an update to Praxair’s material unconditional purchase obligations as of June 30, 2013:

	Expiring through December 31,
(Millions of dollars)	2013 Remaining	2014	2015	2016	2017	Thereafter	Total
Unconditional Purchase Obligations	$351	$516	$437	$403	$387	$3,763	$5,857
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

$3,974 million of these purchase obligations relate to power and are intended to secure the uninterrupted supply of electricity and feedstock to our plants in order for Praxair to reliably satisfy customer product supply obligations, and extend through 2030. Certain of the power contracts contain various cancellation provisions requiring supplier agreement which the company believes could reduce the reported obligation significantly, if desired, and many are subject to annual escalations based on local inflation factors. The purchase obligations also include a multi-year contract for silane, with a total purchase obligation of $175 million at June 30, 2013. Since this contract was signed, the market for silane has not developed as expected and prices have decreased due to lower demand from photovoltaics and consumer electronics markets, primarily in Asia. At June 30,

2013, Praxair's current selling prices and estimated future demand for silane are in excess of its contractual purchase obligations under the contract, as amended. The company is continuously monitoring market developments.

13. Segments
Sales and operating profit by segment for the quarters and six months ended June 30, 2013 and 2012 are shown below. For a description of Praxair’s operating segments, refer to Note 18 to the consolidated financial statements of Praxair’s 2012 Annual Report on Form 10-K.

	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2013	2012	2013	2012
SALES(a)
North America	$1,552	$1,393	$3,009	$2,791
Europe	382	382	752	759
South America	536	520	1,067	1,082
Asia	379	348	746	682
Surface Technologies	165	168	328	337
Total sales	$3,014	$2,811	$5,902	$5,651

	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2013	2012	2013	2012
OPERATING PROFIT
North America	$381	$363	$739	$724
Europe	69	68	131	136
South America	123	110	237	225
Asia	61	68	124	125
Surface Technologies	31	27	57	53
Segment operating profit	665	636	1,288	1,263
Venezuela currency devaluation (Note 2)	—	—	(23)	—
Total operating profit	$665	$636	$1,265	$1,263

(a)	Intersegment sales, primarily from North America to other segments, were not significant for the quarters and six months ended June 30, 2013 and 2012.

14. Equity and Redeemable Noncontrolling Interests
Equity
A summary of the changes in total equity for the quarters and six months ended June 30, 2013 and 2012 is provided below:

(Millions of dollars)	Quarter Ended June 30,
	2013			2012
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$6,169	$357	$6,526	$5,940	$327	$6,267
Net income (a)	445	9	454	429	10	439
Other comprehensive income (loss)	(386)	—	(386)	(520)	(15)	(535)
Noncontrolling interests:
Dividends and other capital changes	—	(9)	(9)	—	(43)	(43)
Redemption value adjustments	(8)	—	(8)	(2)	—	(2)
Dividends to Praxair, Inc. common stock holders ($0.60 per share in 2013 and $0.55 per share in 2012)	(177)	—	(177)	(164)	—	(164)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	1	—	1	—	—	—
For employee savings and incentive plans	43	—	43	30	—	30
Purchases of common stock	(187)	—	(187)	(131)	—	(131)
Tax benefit from share-based compensation	11	—	11	15	—	15
Share-based compensation	17	—	17	18	—	18
Balance, end of period	$5,928	$357	$6,285	$5,615	$279	$5,894

(Millions of dollars)	Six Months Ended June 30,
	2013			2012
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$6,064	$357	$6,421	$5,488	$309	$5,797
Net income (a)	836	19	855	848	18	866
Other comprehensive income (loss)	(383)	(3)	(386)	(246)	(9)	(255)
Noncontrolling interests:
Dividends and other capital changes	—	(16)	(16)	—	(39)	(39)
Redemption value adjustments	(13)	—	(13)	(6)	—	(6)
Dividends to Praxair, Inc. common stock holders ($1.20 per share in 2013 and $1.10 per share in 2012)	(355)	—	(355)	(328)	—	(328)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	3		3	3	—	3
For employee savings and incentive plans	60	—	60	88	—	88
Purchases of common stock	(343)	—	(343)	(313)	—	(313)
Tax benefit from share-based compensation	25	—	25	46	—	46
Share-based compensation	34	—	34	35	—	35
Balance, end of period	$5,928	$357	$6,285	$5,615	$279	$5,894

(a)
Net income for noncontrolling interests excludes Net income related to redeemable noncontrolling interests of $7 million and $12 million for the quarter and six months ended June 30, 2013 ($5 million and $10 million for the same time periods in 2012, respectively), which is not part of total equity (see redeemable noncontrolling interests section below).

The components of AOCI are as follows:

	June 30,	December 31,
(Millions of dollars)	2013	2012
Cumulative translation adjustments (CTA)	$(1,456)	$(1,044)
Derivative instruments	(5)	(5)
Funded status - retirement obligations	(766)	(792)
Accumulated other comprehensive income	(2,227)	(1,841)
Noncontrolling interests (CTA)	8	11
AOCI - Praxair, Inc.	$(2,235)	$(1,852)

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

The following is a summary of the changes in redeemable noncontrolling interests for the six months ended June 30, 2013 and 2012:

(Millions of dollars)	2013	2012
Balance, January 1,	$252	$220
Net income	12	10
Distributions to noncontrolling interest	(7)	(4)
Redemption value adjustment/accretion	13	6
Foreign currency translation and other	(11)	—
Balance, June 30,	$259	$232

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Adjusted Amounts and Comparisons
The discussion of consolidated results and outlook in this Management’s Discussion and Analysis (MD&A) as it relates to the six month period ended June 30, is based on adjusted amounts for the first quarter of 2013 which exclude the impact of a 32% currency devaluation of the Venezuelan Bolivar versus the U.S. Dollar (see Note 2 to the condensed consolidated financial statements). The adjusted amounts for the six month period ended June 30, 2013 are non-GAAP measures that supplement an understanding of the company’s financial information by presenting information that investors, financial analysts and management use to help evaluate the company’s performance and ongoing business trends on a comparable basis. See the “Consolidated Results” section of this MD&A for a summary of these adjusted amounts. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A.
Consolidated Results

Sales grew 7% in the second quarter from the prior-year period. Underlying sales growth was 4%, from higher volumes and higher pricing. Strong volume growth in Asia and South America was mitigated by slightly lower volumes in Europe and the surface technologies segment. Overall volumes in North America were comparable to the prior year. Acquisitions, primarily NuCO2, contributed 3% sales growth. Gross margin increased 8% from the prior-year period. Operating profit and earnings per share grew 5% year-over-year from higher volumes, pricing, and productivity gains, partially offset by higher depreciation and amortization expense and SG&A expense due to new plant start-ups and acquisitions. The following table provides summary data for the quarters and six months ended June 30, 2013 and 2012:

	Quarter Ended June 30,			Six Months Ended June 30,
(Dollar amounts in millions, except per share data)	2013	2012	Variance	2013	2012	Variance
Reported Amounts
Sales	$3,014	$2,811	7%	$5,902	$5,651	4%
Cost of sales, exclusive of depreciation and amortization	$1,710	$1,602	7%	$3,348	$3,218	4%
Gross margin	$1,304	$1,209	8%	$2,554	$2,433	5%
As a percent of sales	43.3%	43.0%		43.3%	43.1%
Selling, general and administrative	$344	$310	11%	$681	$645	6%
As a percent of sales	11.4%	11.0%		11.5%	11.4%
Depreciation and amortization	$275	$247	11%	$541	$499	8%
Venezuela currency devaluation (a)	$—	$—	—%	$23	$—	100%
Other income (expense) - net	$4	$9		$4	$23
Operating profit	$665	$636	5%	$1,265	$1,263	—%
As a percent of sales	22.1%	22.6%		21.4%	22.4%
Interest expense - net	$41	$33	24%	$81	$70	16%
Effective tax rate	27.9%	28.0%		28.5%	28.0%
Income from equity investments	$11	$10	10%	$21	$17	24%
Noncontrolling interests	$(16)	$(15)	7%	$(31)	$(28)	11%
Net income - Praxair, Inc.	$445	$429	4%	$836	$848	(1)%
Diluted earnings per share	$1.49	$1.42	5%	$2.79	$2.80	—%
Diluted shares outstanding	298,654	302,492	(1)%	299,290	302,657	(1)%
Adjusted Amounts for 2013 (a)
Operating profit	$665	$636	5%	$1,288	$1,263	2%
As a percent of sales	22.1%	22.6%		21.8%	22.4%
Effective tax rate	27.9%	28.0%		28.0%	28.0%
Net income - Praxair, Inc.	$445	$429	4%	$859	$848	1%
Diluted earnings per share	$1.49	$1.42	5%	$2.87	$2.80	3%

(a)
Adjusted amounts for the six months ended June 30, 2013 are non-GAAP measures and are presented to facilitate comparisons with 2012, which are not adjusted. The non-GAAP adjustment for 2013 relates to the impact of the first quarter Venezuela currency devaluation (See Note 2 to the condensed consolidated financial statements). A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A.

Results of Operations
As previously described, references to “adjusted” amounts refer to reported amounts adjusted to exclude the impact of special items and are non-GAAP measures. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A.
The change in consolidated sales and adjusted operating profit compared to the prior year is attributable to the following:

	Quarter Ended June 30, 2013 vs. 2012		Six Months Ended June 30, 2013 vs. 2012
	% Change		% Change
	Sales	Adjusted Operating Profit	Sales	Adjusted Operating Profit
Factors Contributing to Changes
Volume	2%	1%	1%	(3)%
Price	2%	8%	1%	9%
Cost pass-through	1%	—%	1%	—%
Currency	(1)%	(1)%	(1)%	—%
Acquisitions/divestitures	3%	3%	2%	2%
Other	—%	(6)%	—%	(6)%
	7%	5%	4%	2%
The following tables provide sales by end-market and distribution method:

	Quarter Ended June 30,			Six Months Ended June 30,
	% of Sales		% Change	% of Sales		% Change
	2013	2012	Organic Sales*	2013	2012	Organic Sales*
Sales by End Markets
Manufacturing	24%	26%	2%	25%	25%	2%
Metals	17%	18%	5%	18%	18%	5%
Energy	12%	11%	8%	11%	11%	6%
Chemicals	11%	10%	11%	11%	10%	8%
Electronics	8%	8%	(1)%	8%	8%	(2)%
Healthcare	8%	8%	6%	8%	8%	5%
Food & Beverage	8%	6%	1%	7%	6%	(1)%
Aerospace	3%	3%	2%	3%	3%	1%
Other	9%	10%	—%	9%	11%	(3)%
	100%	100%		100%	100%

*	Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2013	2012	2013	2012
Sales by Distribution Method
On- Site	26%	25%	26%	25%
Merchant	32%	31%	32%	31%
Packaged Gas	28%	29%	28%	29%
Other	14%	15%	14%	15%
	100%	100%	100%	100%
Sales grew $203 million, or 7%, in the second quarter ended June 30, 2013 versus the respective 2012 period. Underlying sales in the quarter grew 4% from higher pricing and volume growth. By end-market, sales growth was strongest to energy, metals and chemicals customers, as compared to the prior-year quarter. For the six-month period sales grew $251 million, or 4%. Underlying sales growth of 2% from higher pricing, and volume growth in Asia and South America from new project start-ups was offset by lower volumes in other geographic segments, primarily Europe, and weaker volumes to the electronics end-market. Acquisitions, including NuCO2 and Dominion Technology Gases, contributed 3% and 2% to sales growth in the quarter and six-month periods, respectively. The impacts of foreign currency translation and cost pass-through in both periods was not material.
Gross margin in 2013 increased $95 million, or 8%, for the second quarter and increased $121 million, or 5%, for the six months ended June 30, 2013 versus the respective 2012 periods primarily due to higher pricing. Gross margin as a percentage of sales for the second quarter and six-month periods increased modestly versus the respective prior-year periods.
Selling, general and administrative expenses increased $34 million, or 11%, in the second quarter and $36 million, or 6%, for the six months ended June 30, 2013 versus the respective 2012 periods. The increase was due primarily to increased pension and other benefit costs, and acquisitions, partially offset by benefits from cost reduction and currency impacts.
Depreciation and amortization expense increased $28 million, or 11%, for the second quarter and increased $42 million, or 8%, for the six months ended June 30, 2013 versus the respective 2012 periods. Depreciation and amortization increased in both periods due to new project start-ups and acquisitions.
Other income (expense) – net was $4 million benefit for the quarter as compared to $9 million in the prior-year. For the year-to date period, other income was $4 million as compared to $23 million. The 2012 year-to-date period included among other items, gains from litigation settlements in South America and a land sale in Korea, partially offset by business restructuring costs in South America.
Operating profit increased $29 million, or 5%, for the second quarter 2013 versus the respective 2012 period. The increase in operating profit for the second quarter was driven by higher pricing, volumes, acquisitions, and productivity gains, partially offset by higher depreciation and amortization and SGA expense, as discussed above. Adjusted operating profit increased $25 million, or 2%, for the six months ended June 30, 2013 versus the respective 2012 period. In the six-month period, growth from higher pricing, acquisitions and productivity gains was partially offset by the impact on volumes of fewer working days, product mix and higher cost. A discussion of operating profit by segment is included in the segment discussion that follows.
Interest expense-net increased $8 million, or 24%, for the second quarter and $11 million, or 16%, for the six months ended June 30, 2013 versus the respective periods in 2012. The increase was due to higher debt levels incurred primarily to fund acquisitions and capital expenditures.
The adjusted effective tax rate for the quarter and six months ended June 30, 2013 and 2012 was approximately 28.0%.
Praxair’s significant sources of equity income are in China, Italy, and the Middle East. Income from equity investments increased $1 million in the second quarter and increased $4 million for the six months ended June 30, 2013 versus the respective 2012 periods. The increase in both periods was due primarily to higher earnings in China resulting from stronger volumes.
At June 30, 2013, non-controlling interests consisted primarily of non-controlling shareholders' investments in Asia (primarily China and India), Europe (primarily Italy and Scandinavia), and North America (primarily within the US packaged gas business). Non-controlling interests increased $1 million for the second quarter and increased $3 million for the six months ended June 30, 2013 versus the respective periods in 2012 due to higher earnings of these entities.

Net income-Praxair, Inc. increased $16 million, or 4%, for the second quarter 2013 versus the respective 2012 period. Adjusted net income-Praxair, Inc. increased $11 million, or 1%, for the six months ended June 30, 2013 versus the respective 2012 period. The increase in both periods are due to higher operating profit partially offset by increased interest expense.

Adjusted diluted earnings per share (“EPS”) increased $0.07 in both the second quarter and six months ended June 30, 2013, versus the respective periods in 2012. The increase in adjusted EPS in both periods is attributable to higher net income - Praxair, Inc. during the quarter and the reduction in the number of diluted shares outstanding as a result of the company's net repurchases of common stock.
Comprehensive income for the 2013 second quarter of $65 million includes a negative currency adjustment of $393 million, reflecting the impact of translating foreign subsidiary balance sheets to U.S. dollars using exchange rates as of June 30, 2013. In the 2012 quarter, this currency impact was a negative $548 million. For the six months ended June 30, 2013, the currency translation adjustment impact was a negative $412 million versus $276 million in the comparable 2012 period.
Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows.

	Quarter Ended June 30,			Six Months Ended June 30,
(Dollar amounts in millions)	2013	2012	Variance	2013	2012	Variance
SALES
North America	$1,552	$1,393	11%	$3,009	$2,791	8%
Europe	382	382	—%	752	759	(1)%
South America	536	520	3%	1,067	1,082	(1)%
Asia	379	348	9%	746	682	9%
Surface Technologies	165	168	(2)%	328	337	(3)%
	$3,014	$2,811		$5,902	$5,651
OPERATING PROFIT
North America	$381	$363	5%	$739	$724	2%
Europe	69	68	1%	131	136	(4)%
South America	123	110	12%	237	225	5%
Asia	61	68	(10)%	124	125	(1)%
Surface Technologies	31	27	15%	57	53	8%
Segment operating profit	665	636		1,288	1,263
Venezuela currency devaluation (Note 2)	—	—		(23)	—
Total operating profit	$665	$636		$1,265	$1,263

North America

	Quarter Ended June 30,			Six Months Ended June 30,
	2013	2012	Variance	2013	2012	Variance
Sales	$1,552	$1,393	11%	$3,009	$2,791	8%
Cost of sales, exclusive of depreciation and amortization	843	742		1,615	1,483
Gross margin	709	651		1,394	1,308
Operating expenses	189	167		383	338
Depreciation and amortization	139	121		272	246
Operating profit	$381	$363	5%	$739	$724	2%
Margin %	24.5%	26.1%		24.6%	25.9%

	Quarter Ended June 30, 2013 vs. 2012		Six Months Ended June 30, 2013 vs. 2012
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	—%	—%	(1)%	(4)%
Price	2%	10%	2%	11%
Cost pass-through	3%	—%	3%	—%
Currency	—%	—%	—%	—%
Acquisitions/divestitures	6%	5%	4%	3%
Other	—%	(10)%	—%	(8)%
	11%	5%	8%	2%
The following tables provide sales by end-market and distribution method:

	Quarter Ended June 30,			Six Months Ended June 30,
	% of Sales		% Change	% of Sales		% Change
	2013	2012	Organic Sales	2013	2012	Organic Sales
Sales by End Markets
Manufacturing	30%	33%	3%	31%	32%	3%
Metals	12%	14%	1%	13%	14%	1%
Energy	17%	16%	6%	17%	16%	4%
Chemicals	11%	10%	9%	10%	11%	5%
Electronics	5%	5%	3%	5%	5%	(4)%
Healthcare	7%	7%	1%	7%	7%	—%
Food & Beverage	9%	5%	3%	7%	5%	(1)%
Aerospace	1%	1%	5%	1%	1%	8%
Other	8%	9%	(5)%	9%	9%	(7)%
	100%	100%		100%	100%

	Quarter Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2013	2012	2013	2012
Sales by Distribution Method
On- Site	27%	27%	26%	27%
Merchant	34%	32%	34%	32%
Packaged Gas	32%	34%	33%	34%
Other	7%	7%	7%	7%
	100%	100%	100%	100%
North America segment sales increased 11% in the quarter as compared to the prior year. Higher cost pass-through, primarily higher natural gas prices passed through to hydrogen customers, increased sales by 3%. Underlying sales growth was 2%, from higher pricing with overall volumes flat versus the prior year. Sales grew to energy, chemicals and general manufacturing markets. Acquisitions added 6% sales growth. For the year-to-date period, sales grew 8%. Underlying sales growth of 1% came from higher pricing. Sales growth to the energy, chemical and general manufacturing markets was partially offset by lower sales to the electronics market. Acquisitions added 4% growth, and cost-pass-through 3%.
North America segment operating profit increased $18 million, or 5%, for the quarter ended June 30, 2013 versus the respective 2012 period. This increase was primarily driven by higher pricing and acquisitions which were partially offset by higher costs. Operating profit increased $15 million, or 2%, for the six months ended June 30, 2013 versus the respective 2012 period. This increase in operating profit from higher pricing and acquisitions was largely offset by lower volumes and higher costs.

Europe

	Quarter Ended June 30,			Six Months Ended June 30,
	2013	2012	Variance %	2013	2012	Variance %
Sales	$382	$382	—%	$752	$759	(1)%
Cost of sales, exclusive of depreciation and amortization	216	217		429	430
Gross margin	166	165		323	329
Operating expenses	56	60		110	118
Depreciation and amortization	41	37		82	75
Operating profit	$69	$68	1%	$131	$136	(4)%
Margin %	18.1%	17.8%		17.4%	17.9%

	Quarter Ended June 30, 2013 vs. 2012		Six Months Ended June 30, 2013 vs. 2012
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	(1)%	(15)%	(2)%	(20)%
Price	1%	6%	—%	7%
Cost pass-through	(2)%	—%	(1)%	—%
Currency	1%	1%	1%	2%
Acquisitions/divestitures	1%	—%	1%	—%
Other	—%	9%	—%	7%
	—%	1%	(1)%	(4)%
The following tables provide sales by end-market and distribution method:

	Quarter Ended June 30,			Six Months Ended June 30,
	% of Sales		% Change	% of Sales		% Change
	2013	2012	Organic Sales	2013	2012	Organic Sales
Sales by End Markets
Manufacturing	21%	23%	(9)%	22%	23%	(7)%
Metals	16%	17%	(4)%	17%	17%	—%
Energy	5%	3%	15%	4%	3%	15%
Chemicals	17%	17%	(1)%	17%	17%	(2)%
Electronics	7%	7%	(1)%	7%	7%	3%
Healthcare	11%	10%	11%	11%	11%	2%
Food & Beverage	9%	9%	(6)%	9%	9%	(4)%
Aerospace	1%	1%	—%	1%	1%	—%
Other	13%	13%	—%	12%	12%	(7)%
	100%	100%		100%	100%

	Quarter Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2013	2012	2013	2012
Sales by Distribution Method
On- Site	19%	19%	20%	20%
Merchant	34%	33%	34%	33%
Packaged Gas	42%	43%	41%	42%
Other	5%	5%	5%	5%
	100%	100%	100%	100%
Europe segment sales of $382 million were comparable to the prior-year quarter. Cost pass-through reduced sales in the quarter by 2%. Moderately higher pricing was offset by lower volumes, primarily in Spain and Italy. Acquisitions added 1% to sales. For the six month period sales decreased 1% from the prior year due to lower overall volumes resulting from slower economic activity, primarily in Southern Europe.
Europe segment operating profit increased by $1 million, or 1%, for the second quarter. The impact of lower volumes was offset by higher pricing and lower costs. For the six-month period, operating profit decreased 4% from prior year due to the impact of lower volumes, partially offset by the favorable impact of higher pricing and lower costs.

South America

	Quarter Ended June 30,			Six Months Ended June 30,
	2013	2012	Variance	2013	2012	Variance
Sales	536	$520	3%	1,067	$1,082	(1)%
Cost of sales, exclusive of depreciation and amortization	296	300		596	627
Gross margin	240	220		471	455
Operating expenses	71	64		140	136
Depreciation and amortization	46	46		94	94
Operating profit	123	$110	12%	237	$225	5%
Margin %	22.9%	21.2%		22.2%	20.8%

	Quarter Ended June 30, 2013 vs. 2012		Six Months Ended June 30, 2013 vs. 2012
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	6%	12%	4%	5%
Price	3%	12%	2%	9%
Cost pass-through	—%	—%	1%	—%
Currency	(6)%	(6)%	(8)%	(8)%
Acquisitions/divestitures	—%	—%	—%	—%
Other	—%	(6)%	—%	(1)%
	3%	12%	(1)%	5%

The following tables provide sales by end-market and distribution method:

	Quarter Ended June 30,			Six Months Ended June 30,
	% of Sales		% Change Organic Sales	% of Sales		% Change Organic Sales
	2013	2012		2013	2012
Sales by End Markets
Manufacturing	21%	22%	4%	22%	23%	3%
Metals	29%	29%	9%	29%	28%	8%
Energy	3%	5%	15%	3%	4%	11%
Chemicals	8%	5%	21%	8%	5%	16%
Electronics	—%	—%	—%	—%	—%	—%
Healthcare	17%	17%	9%	16%	16%	11%
Food & Beverage	11%	11%	9%	11%	12%	4%
Aerospace	—%	—%	—%	—%	—%	—
Other	11%	11%	8%	11%	12%	1%
	100%	100%		100%	100%

	Quarter Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2013	2012	2013	2012
Sales by Distribution Method
On- Site	24%	24%	24%	23%
Merchant	37%	37%	37%	38%
Packaged Gas	26%	26%	26%	26%
Other	13%	13%	13%	13%
	100%	100%	100%	100%
South America segment sales in the second quarter increased $16 million or 3% versus the prior year. Excluding unfavorable currency translation impacts, sales grew 9% from higher volumes primarily to merchant and packaged gas customers and higher overall pricing. Sales growth came from most major end-markets including metals, manufacturing, chemicals, healthcare and food and beverage. For the six-month period sales decreased $15 million, or 1% from 2012. Underlying sales growth excluding negative currency impact and cost pass-through was 6% due to higher volumes and higher pricing.
South America segment operating profit increased $13 million, or 12%, in the second quarter and 18% excluding currency effects from higher volumes and higher pricing. For the six months operating profit grew 13% excluding unfavorable currency impacts. The favorable operating leverage was due to volume growth and higher pricing across the region. Depreciation and amortization was comparable to the prior year as the start up of new on-site production facilities was offset by currency impacts.

Asia

	Quarter Ended June 30,			Six Months Ended June 30,
	2013	2012	Variance	2013	2012	Variance
Sales	$379	$348	9%	$746	$682	9%
Cost of sales, exclusive of depreciation and amortization	250	233		496	458
Gross margin	129	115		250	224
Operating expenses	30	15		54	36
Depreciation and amortization	38	32		72	63
Operating profit	$61	$68	(10)%	$124	$125	(1)%
Margin %	16.1%	19.5%		16.6%	18.3%

	Quarter Ended June 30, 2013 vs. 2012		Six Months Ended June 30, 2013 vs. 2012
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	10%	15%	10%	14%
Price	(1)%	(5)%	(1)%	(4)%
Cost pass-through	(1)%	—%	—%	—%
Currency	1%	1%	—%	—%
Acquisitions/divestitures	—%	—%	—%	—%
Other	—%	(21)%	—%	(11)%
	9%	(10)%	9%	(1)%
The following tables provide sales by end-market and distribution method:

	Quarter Ended June 30,			Six Months Ended June 30,
	% of Sales		% Change Organic Sales	% of Sales		% Change Organic Sales
	2013	2012		2013	2012
Sales by End Markets
Manufacturing	13%	12%	16%	12%	12%	10%
Metals	26%	24%	13%	26%	25%	16%
Energy	—%	—%	—%	—%	—%	—%
Chemicals	13%	10%	33%	13%	11%	31%
Electronics	33%	38%	(3)%	34%	38%	(1)%
Healthcare	1%	1%	19%	1%	1%	23%
Food & Beverage	3%	3%	(22)%	3%	3%	(17)%
Aerospace	—%	—%	—%	—%	—%	—%
Other	11%	12%	11%	11%	10%	14%
	100%	100%		100%	100%

	Quarter Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2013	2012	2013	2012
Sales by Distribution Method
On- Site	46%	40%	46%	40%
Merchant	29%	30%	29%	30%
Packaged Gas	12%	13%	11%	13%
Other	13%	17%	14%	17%
	100%	100%	100%	100%
Asia segment sales increased $31 million, or 9%, in the second quarter as compared to the prior year. Strong volume growth increased sales by 10% due primarily to higher volumes in China, India, and Korea. New plant start-ups in China, India and Korea, primarily for metals, manufacturing and chemicals customers, contributed significantly to this volume growth. The strong volume growth was partially offset by a 1% reduction in pricing, primarily liquid argon in China. For the year-to-date period, sales increased $64 million, or 9%, for the same reasons discussed above.
Asia segment operating profit decreased $7 million, or 10% for the second quarter 2013 as compared to the prior year. Strong volumes resulted in a 15% increase which was partially offset by a 5% decrease due to lower pricing. Operating expenses are $15 million higher than the prior year quarter primarily attributable to a gain on a land sale in Korea included in the prior year. Operating profit decreased $1 million, or 1%, for the six months ended June 30, 2013 as compared to the prior year. Higher volumes resulted in a 14% increase for the six months ended June 30, 2013 and was more the offset by a 4% decrease in pricing coupled with the impact of the prior year gain on land sale in Korea.

Surface Technologies

	Quarter Ended June 30,			Six Months Ended June 30,
	2013	2012	Variance	2013	2012	Variance
Sales	$165	$168	(2)%	$328	$337	(3)%
Cost of sales, exclusive of depreciation and amortization	105	110		212	220
Gross margin	60	58		116	117
Operating expenses	18	20		38	42
Depreciation and amortization	11	11		21	22
Operating profit	$31	$27	15%	$57	$53	8%
Margin %	18.8%	16.1%		17.4%	15.7%

	Quarter Ended June 30, 2013 vs. 2012		Six Months Ended June 30, 2013 vs. 2012
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume/Price	—%	6%	(1)%	(2)%
Cost pass-through	(1)%	—%	(1)%	—%
Currency	(1)%	(1)%	(1)%	(1)%
Acquisitions/divestitures	—%	—%	—%	—%
Other	—%	10%	—%	11%
	(2)%	15%	(3)%	8%
The following table provides sales by end-market:

	Quarter Ended June 30,			Six Months Ended June 30,
	% of Sales		% Change	% of Sales		% Change
	2013	2012	Organic Sales	2013	2012	Organic Sales
Sales by End Markets
Manufacturing	13%	13%	—%	13%	14%	(5)%
Metals	8%	7%	7%	8%	7%	2%
Energy	29%	28%	3%	29%	28%	1%
Chemicals	2%	3%	(20)%	2%	3%	(12)%
Electronics	1%	1%	—%	—%	—%	—%
Healthcare	—%	—%	—%	—%	—%	—%
Food & Beverage	3%	3%	(16)%	3%	3%	(11)%
Aerospace	34%	34%	1%	34%	34%	(1)%
Other	10%	11%	(9)%	11%	11%	(6)%
	100%	100%		100%	100%
Surface Technologies segment sales decreased $3 million, or 2%, in the second quarter of 2013 versus the respective 2012 period. Higher pricing in the quarter offset the impact of lower volumes of industrial coatings. Cost pass-through reduced sales by 1% for the quarter and relates to precious metal costs, used to make powders used in thermal spray coatings, with no impact on operating profit. Currency translation negatively impacted sales by 1% for the quarter, due primarily to the weakening of the Japanese Yen versus the U.S. Dollar. For the six-month period, sales decreased 3% due to lower volumes of industrial coatings partially offset by coatings for the oil and gas industry. Higher pricing in the six month period offset the impact of lower volumes.

Surface Technologies segment operating profit increased $4 million, or 15%, in the second quarter and $4 million, or 8%, for the six months ended June 30, 2013 versus the respective 2012 periods. The impact of higher pricing and lower costs offset the impact of lower overall volumes for both the quarter and year-to-date periods.
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
To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2013 Consolidated Sales (a)	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		June 30,	December 31,
Currency		2013	2012	2013	2012
Brazil real	15%	2.03	1.86	2.22	2.04
Euro	13%	0.76	0.76	0.77	0.76
Canada dollar	8%	1.02	1.00	1.05	0.99
Mexico peso	7%	12.56	13.26	12.93	13.05
China yuan	5%	6.21	6.30	6.14	6.29
Korea won	3%	1,104	1,144	1,142	1,073
India rupee	3%	55.01	51.83	59.39	54.85
Singapore dollar	1%	1.24	1.27	1.27	1.22
Argentina peso	1%	5.13	4.40	5.39	4.91
Colombia peso	<1%	1,827	1,792	1,929	1,768
Taiwan dollar	<1%	29.66	29.70	29.98	29.04
Thailand bhat	<1%	29.84	31.04	31.06	30.64
Venezuela bolivar (b)	<1%	5.68	4.30	6.30	4.30

(a)	Certain Surface Technologies segment sales are included in European, Indian and Brazilian sales.

(b)
On February 8, 2013, the Venezuelan government announced a devaluation of the Venezuelan Bolivar from an exchange rate of 4.30 to 6.30 effective February 13, 2013. See Note 2 to the condensed consolidated financial statements for a more detailed description of this item.

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Six Months Ended June 30,
	2013	2012
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income - Praxair, Inc. plus depreciation and amortization	$1,377	$1,347
Noncontrolling interests	31	28
Net income plus depreciation and amortization (including noncontrolling interests)	1,408	1,375
Adjustments to reconcile net income to net cash provided by operating activities:
Venezuela currency devaluation (a)	23	—
Deferred income taxes	99	83
Working capital:
Accounts receivable	(164)	(47)
Inventory	(27)	(14)
Prepaid and other current assets	(164)	3
Payables and accruals	(6)	(118)
Pension contributions	(43)	(109)
Long-term assets, liabilities and other	(77)	(46)
Net cash provided by operating activities	$1,049	$1,127
INVESTING ACTIVITIES
Capital expenditures	(988)	(1,047)
Acquisitions, net of cash acquired	(1,269)	(51)
Divestitures and asset sales	38	71
Net cash used for investing activities	$(2,219)	$(1,027)
FINANCING ACTIVITIES
Debt increases (reductions) - net	1,755	452
Issuances (purchases) of common stock - net	(269)	(206)
Cash dividends - Praxair, Inc. shareholders	(355)	(328)
Excess tax benefit on share-based compensation	24	44
Noncontrolling interest transactions and other	(17)	(41)
Net cash (used for) provided by financing activities	$1,138	$(79)

(a)	See Note 2 to the condensed consolidated financial statements.
Cash Flow from Operations
Cash provided by operations of $1,049 million for the six months ended June 30, 2013 decreased $78 million versus 2012. The decrease was primarily due to higher accounts receivable needed to support the increased level of sales and the timing of estimated income tax payments, partially offset by higher earnings and lower pension contributions compared to the prior-year period.
Praxair estimates that total 2013 contributions to its pension plans will be in the area of $50 million, of which $43 million have been made through June 30, 2013. In addition, Praxair expects to make $22 million of cash payments in the next twelve months related to the 2012 cost reduction program (see Note 2 to the condensed consolidated financial statements).
Investing
Net cash used for investing of $2,219 million for the six months ended June 30, 2013 increased $1,192 million versus 2012 primarily due to acquisitions of NuCO2 , Dominion Technology Gases, an industrial gas company in Russia and several industrial gas distributors in North America (see Note 3 to the condensed consolidated financial statements).

Financing
Cash provided by financing activities was $1,138 million for the six-month period ended June 30, 2013. Net debt increased $1,755 million primarily to fund acquisitions and capital expenditures. Cash dividends increased $27 million from the year ago period to $1.20 per share ($1.10 per share for 2012).
At June 30, 2013, Praxair’s total debt outstanding was $9,106 million, an increase of $1,744 million from December 31, 2012. In February 2013, Praxair issued $400 million of 0.75% notes due 2016 and $500 million of 2.70% notes due 2023. In March 2013, Praxair issued $500 million of 1.20% notes due 2018. In April 2013, Praxair issued $475 million of 1.25% notes due 2018 and $175 million of 3.55% notes due 2042. In June 2013, Praxair repaid $350 million of 3.95% notes and $500 million of 2.125% notes that became due.
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
The following are the non-GAAP measures presented in the MD&A:

	June 30,
(Dollar amounts in millions, except per share data)	2013	2012
Debt-to-capital	57.9%	51.9%	[1]
After-tax return on capital	13.0%	14.5%
Return on equity	28.4%	29.0%
Debt-to-EBITDA	2.1	1.8

	Six Months Ended June 30,
	2013	2012
Adjusted amounts: [2]
Operating profit	$1,288	$1,263
As a percent of sales	21.8%	22.4%
Effective tax rate	28.0%	28%
Net income - Praxair, Inc.	$859	$848
Diluted earnings per share	$2.87	$2.80

1	As of December 31, 2012.

2	The six-month period ended June 30, 2013 excludes the $23 million impact of the Venezuela currency devaluation in the the first quarter of 2013.

Debt-to-Capital Ratio
The debt-to-capital ratio is a measure used by investors, financial analysts and management to provide a measure of financial leverage and insights into how the company is financing its operations.

	June 30, 2013		December 31, 2012
(Dollar amounts in millions)
Debt	$9,106		$7,362
Less: cash and cash equivalents	(102)		(157)
Net debt	9,004		7,205
Equity and redeemable noncontrolling interests
Redeemable noncontrolling interests	259		252
Praxair, Inc. shareholders’ equity	5,928		6,064
Noncontrolling interests	357		357
Total equity and redeemable noncontrolling interests	6,544	—	6,673
Capital	$15,548		$13,878
DEBT-TO-CAPITAL RATIO	57.9%		51.9%
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

	2013			2012
	Four Quarter Trailing	Six Months Ended	Six Months Ended	Four Quarter Trailing	Six Months Ended	Six Months Ended
		June 30, 2013	December 31, 2012		June 30, 2012	December 31, 2011
(Dollar amounts in millions)
Adjusted operating profit (see below)	$2,527	$1,288	$1,239	$2,514	$1,263	$1,251
Less: adjusted income taxes (see below)	(664)	(338)	(326)	(662)	(334)	(328)
Less: tax benefit on interest expense*	(42)	(22)	(20)	(40)	(19)	(21)
Add: equity income	38	21	17	37	17	20
Net operating profit after-tax (NOPAT)	$1,859	$949	$910	$1,849	$927	$922
Capital:
June 30th, 2013 & 2012 respectively	$15,548			$13,017
March 31st, 2013 & 2012 respectively	$15,344			$13,248
December 31st, 2012 & 2011 respectively	$13,878			$12,489
September 30th, 2012 & 2011 respectively	$13,617			$12,306
June 30th, 2012 & 2011 respectively	$13,017			$12,809
Five-quarter average	$14,281			$12,774
After-tax ROC	13.0%			14.5%

*	Tax benefit on interest expense is computed using the effective rate. The effective tax rate used was 28% for 2013 and 2012.

Return on Praxair, Inc. Shareholders’ Equity (ROE)
Return on Praxair, Inc. shareholders’ equity is a measure used by investors, financial analysts and management to evaluate operating performance from a Praxair shareholder perspective. ROE measures the net income attributable to Praxair, Inc. that the company was able to generate with the money shareholders have invested.

	2013			2012
	Four Quarter Trailing	Six Months Ended	Six Months Ended	Four Quarter Trailing	Six Months Ended	Six Months Ended
		June 30, 2013	December 31, 2012		June 30, 2012	December 31, 2011
(Dollar amounts in millions)
Adjusted Net income - Praxair, Inc. (see below)	$1,692	$859	$833	$1,691	$848	$843
Praxair, Inc. shareholders’ equity
June 30th, 2013 & 2012 respectively	$5,928			$5,615
March 31st, 2013 & 2012 respectively	$6,169			$5,940
December 31st, 2012 & 2011 respectively	$6,064			$5,488
September 30th, 2012 & 2011 respectively	$6,015			$5,753
June 30th, 2012 & 2011 respectively	$5,615			$6,400
Five-quarter average	$5,958			$5,839
ROE	28.4%			29.0%
Adjusted EBITDA and Debt-to-Adjusted EBITDA Ratio
These measures are used by investors, financial analysts and management to assess a company’s ability to meet its financial obligations.

	2013			2012
	Four Quarter Trailing	Six Months Ended	Six Months Ended	Four Quarter Trailing	Six Months Ended	Six Months Ended
		June 30, 2013	December 31, 2012		June 30, 2012	December 31, 2011
(Dollar amounts in millions)
Adjusted net income - Praxair, Inc. (see below)	$1,692	$859	$833	$1,691	$848	$843
Add: adjusted noncontrolling interest (see below)	57	31	26	54	28	26
Add: interest expense - net	152	81	71	144	70	74
Add: adjusted income taxes (see below)	664	338	326	662	334	328
Add: depreciation and amortization	1,043	541	502	1,004	499	505
Adjusted EBITDA	$3,608	$1,850	$1,758	$3,555	$1,779	$1,776
Net Debt:
June 30th	$9,004			$6,891
March 31st	$8,563			$6,749
December 31st, 2012 & 2011 respectively	$7,205			$6,472
September 30th, 2012 & 2011 respectively	$7,028			$6,185
June 30th, 2012 & 2011 respectively	$6,891			$6,039
Five-quarter average	$7,738			$6,467
DEBT-TO-ADJUSTED EBITDA RATIO	2.1			1.8

Adjusted Amounts
Adjusted amounts for the six months ended June 30, 2013 exclude the impact of the loss on Venezuela currency devaluation. The company does not believe these items are indicative of on-going business trends and, accordingly, the impact is excluded from the reported amounts so that investors can better evaluate and analyze historical and future business trends on a consistent basis. Certain 2012 amounts are included for reference purposes. Adjusted amounts for the third quarter 2012 and fourth quarter 2011 have been included for reference purposes and to facilitate the calculations contained herein.

	Six Months Ended June 30,	Six Months Ended December 31,	Six Months Ended June 30,	Six Months Ended December 31,
(Dollar amounts in millions, except per share data)	2013	2012	2012	2011
Adjusted Operating Profit and Margin
Reported operating profit	$1,265	$1,174	$1,263	$1,250
Add: Venezuela currency devaluation	23	—	—	—
Add: Pension settlement charge	—	9	—	—
Add: Cost reduction program	—	56	—	40
Less: Gain on acquisition	—	—	—	(39)
Total adjustments	23	65	—	1
Adjusted operating profit	$1,288	$1,239	$1,263	$1,251
Reported percent change	—%
Adjusted percent change	2%
Adjusted Income Taxes and Effective Tax Rate
Reported income taxes	$338	$252	$334	$322
Add: Venezuela currency devaluation	—	—	—	—
Add: Pension settlement charge	—	3	—	—
Add: Income tax benefit	—	55	—	—
Add: Cost reduction program	—	16	—	9
Less: Gain on acquisition	—	—	—	(3)
Total adjustments	—	74	—	6
Adjusted income taxes	$338	$326	$334	$328

	Six Months Ended June 30,	Six Months Ended December 31,	Six Months Ended June 30,	Six Months Ended December 31,
(Dollar amounts in millions, except per share data)	2013	2012	2012	2011
Adjusted Effective Tax Rate
Reported income before income taxes and equity investments	$1,184	$1,103	$1,193	$1,176
Add: Venezuela currency devaluation	23	—	—	—
Add: Pension settlement charge	—	9	—	—
Add: Cost reduction program	—	56	—	40
Less: Gain on acquisition	—	—	—	(39)
Total adjustments	23	65	—	1
Adjusted income before income taxes and equity investments	$1,207	$1,168	$1,193	$1,177
Adjusted effective tax rate	28.0%	27.9%	28.0%	27.9%
Adjusted Noncontrolling Interests
Reported noncontrolling interests	$31	$24	$28	$25
Add: Cost reduction program	—	2	—	—
Add: Gain on acquisition	—	—	—	1
Total adjustments	—	2	—	1
Adjusted Noncontrolling Interests	$31	$26	$28	$26
Adjusted Net Income - Praxair, Inc.
Reported net income - Praxair, Inc.	$836	$844	$848	$849
Add: Venezuela currency devaluation	23	—	—	—
Add: Pension settlement charge	—	6	—	—
Less: Income tax benefit	—	(55)	—	—
Add: Cost reduction program	—	38	—	31
Less: Gain on acquisition	—	—	—	(37)
Total adjustments	23	(11)	—	(6)
Adjusted net income - Praxair, Inc.	$859	$833	$848	$843
Reported percent change	(1)%
Adjusted percent change	1%

	Six Months Ended June 30,	Six Months Ended June 30,
(Dollar amounts in millions, except per share data)	2013	2012
Adjusted Diluted Earnings Per Share
Reported diluted earnings per share	$2.79	$2.80
Add: Venezuela currency devaluation	0.08	—
Adjusted diluted earnings per share	$2.87	$2.80
Reported percent change	—%
Adjusted percent change	3%

Adjusted Full Year 2013 Diluted EPS Guidance

	Full Year 2013
	Low End	High End
Diluted EPS guidance	$5.82	$5.92
Non-GAAP adjustments:
Add: Venezuela currency devaluation	0.08	0.08
Adjusted diluted EPS	$5.90	$6.00
Contractual Obligations Update
Refer to Note 12 to the condensed consolidated financial statements.
New Accounting Standards
Refer to Note 1 of the condensed consolidated financial statements.
Outlook
Diluted earnings per share for the third quarter of 2013 are expected to be in the range of $1.48 to $1.53 and adjusted diluted earnings per share for the full year 2013 are expected to be in the range of $5.90 to $6.00. This guidance excludes the impact of pension settlement charges expected to be recorded in the third quarter (see Note 11 to the condensed consolidated financial statements) and assumes an effective tax rate of about 28%. Also, the full year adjusted diluted earnings per share guidance excludes the impact of the Venezuela currency devaluation charge in the first quarter.
For the full year of 2013, Praxair expects sales in the area of $12.0 billion. As of June 30, 2013, full-year capital expenditures are expected to be in the range of $1.8 to $2.0 billion.
At June 30, 2013, Praxair’s backlog of large plants under construction was $2.3 billion. This represents the total estimated capital cost of large plants under construction. The company’s core business is to build, own, and operate industrial gas plants in order to supply atmospheric and process gases to customers. As such, Praxair believes that its backlog is an indicator of future sales growth.
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
Praxair has substantial international operations which are subject to risks including devaluations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest, possible nationalization and/or expropriation of assets, domestic and international tax laws and compliance with governmental regulations. These events could have an adverse effect on the international operations in the future by reducing the demand for its products, decreasing the prices at which it can sell its products, reducing the U.S. dollar value of revenue from international operations or otherwise having an adverse effect on its business. In particular, due to government actions related to business and currency regulations, there is considerable risk associated with operations in Venezuela. At June 30, 2013, Praxair’s sales and net assets in Venezuela were less than 1% of Praxair’s consolidated amounts. Also, the Company is monitoring developments regarding the collectability of government receivables from healthcare sales to public hospitals in Spain and Italy where economic conditions remain challenging and uncertain. Historically, collection of such government receivables has extended well beyond the contractual terms of sale; however, payment has always been received. At June 30, 2013, government receivables in Spain and Italy totaled about $103 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended June 30, 2013 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Program (2) (Millions)
April 2013	822	$110.63	822	$742
May 2013	411	$114.75	411	$695
June 2013	415	$115.40	415	$647
Second Quarter 2013	1,648	$112.89	1,648	$647

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

(2)	As of June 30, 2013, the Company purchased $853 million of its common stock pursuant to the 2012 program, leaving an additional $647 million remaining authorized under the 2012 program.
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

PRAXAIR, INC.

(Registrant)

Date: July 24, 2013	By: /s/ Elizabeth T. Hirsch

Elizabeth T. Hirsch
Vice President and Controller
(On behalf of the Registrant
and as Chief Accounting Officer)