Form 10-Q
period 2013-09-30
PRAXAIR INC
filed 2013-10-30
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At September 30, 2013, 294,363,397 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended September 30,
	2013	2012
SALES	$3,013	$2,774
Cost of sales, exclusive of depreciation and amortization	1,697	1,595
Selling, general and administrative	336	306
Depreciation and amortization	281	248
Research and development	24	24
Venezuela currency devaluation and other charges	9	65
Other income (expense) - net	4	22
OPERATING PROFIT	670	558
Interest expense - net	41	36
INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	629	522
Income taxes	175	90
INCOME BEFORE EQUITY INVESTMENTS	454	432
Income from equity investments	8	8
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	462	440
Less: noncontrolling interests	(17)	(10)
NET INCOME - PRAXAIR, INC.	$445	$430
PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share	$1.51	$1.44
Diluted earnings per share	$1.49	$1.43
Cash dividends per share	$0.60	$0.55
WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	295,124	298,416
Diluted shares outstanding	298,357	301,731
The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
SALES	$8,915	$8,425
Cost of sales, exclusive of depreciation and amortization	5,045	4,813
Selling, general and administrative	1,017	951
Depreciation and amortization	822	747
Research and development	72	73
Venezuela currency devaluation and other charges	32	65
Other income (expense) - net	8	45
OPERATING PROFIT	1,935	1,821
Interest expense - net	122	106
INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	1,813	1,715
Income taxes	513	424
INCOME BEFORE EQUITY INVESTMENTS	1,300	1,291
Income from equity investments	29	25
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	1,329	1,316
Less: noncontrolling interests	(48)	(38)
NET INCOME - PRAXAIR, INC.	$1,281	$1,278
PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share	$4.33	$4.28
Diluted earnings per share	$4.28	$4.23
Cash dividends per share	$1.80	$1.65
WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	295,799	298,793
Diluted shares outstanding	299,077	302,352
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Quarter Ended September 30,
	2013	2012
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$462	$440

OTHER COMPREHENSIVE INCOME
Translation adjustments:
Foreign currency translation adjustments	77	243
Income taxes	—	2
Translation adjustments	77	245
Funded status - retirement obligations (Note 11):
Retirement program remeasurements	5	(14)
Reclassifications to net income	31	24
Income taxes	(13)	(4)
Funded status - retirement obligations	23	6
Derivative instruments (Note 6):
Current quarter unrealized gain (loss)	1	(7)
Reclassifications to net income	—	—
Income taxes	—	2
Derivative instruments	1	(5)
TOTAL OTHER COMPREHENSIVE INCOME	101	246

COMPREHENSIVE INCOME (INCLUDING NONCONTROLLING INTERESTS)	563	686
Less: noncontrolling interests	(23)	(22)
COMPREHENSIVE INCOME - PRAXAIR, INC.	$540	$664
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$1,329	$1,316

OTHER COMPREHENSIVE INCOME
Translation adjustments:
Foreign currency translation adjustments	(354)	(47)
Income taxes	19	16
Translation adjustments	(335)	(31)
Funded status - retirement obligations (Note 11):
Retirement program remeasurements	(4)	(22)
Reclassifications to net income	76	55
Income taxes	(23)	(11)
Funded status - retirement obligations	49	22
Derivative instruments (Note 6):
Current period unrealized gain	1	—
Reclassifications to net income	—	—
Income taxes	—	—
Derivative instruments	1	—
TOTAL OTHER COMPREHENSIVE LOSS	(285)	(9)

COMPREHENSIVE INCOME (INCLUDING NONCONTROLLING INTERESTS)	1,044	1,307
Less: noncontrolling interests	(40)	(41)
COMPREHENSIVE INCOME - PRAXAIR, INC.	$1,004	$1,266
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$134	$157
Accounts receivable - net	1,957	1,834
Inventories	519	476
Prepaid and other current assets	367	325
TOTAL CURRENT ASSETS	2,977	2,792
Property, plant and equipment (less accumulated depreciation of $11,678 in 2013 and $11,226 in 2012)	12,099	11,453
Goodwill	3,189	2,507
Other intangible assets - net	613	173
Other long-term assets	1,184	1,165
TOTAL ASSETS	$20,062	$18,090
LIABILITIES AND EQUITY
Accounts payable	$900	$928
Short-term debt	1,135	638
Current portion of long-term debt	8	39
Other current liabilities	886	874
TOTAL CURRENT LIABILITIES	2,929	2,479
Long-term debt	7,883	6,685
Other long-term liabilities	2,385	2,253
TOTAL LIABILITIES	13,197	11,417
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 14)	290	252
Praxair, Inc. Shareholders’ Equity:
Common stock $0.01 par value, authorized - 800,000,000 shares, issued 2013 - 383,221,178 shares and 2012 - 383,073,446 shares	4	4
Additional paid-in capital	3,962	3,889
Retained earnings	10,243	9,534
Accumulated other comprehensive income (loss)	(2,139)	(1,852)
Treasury stock, at cost (2013 - 88,857,781 shares and 2012 - 86,843,966 shares)	(5,860)	(5,511)
Total Praxair, Inc. Shareholders’ Equity	6,210	6,064
Noncontrolling interests	365	357
TOTAL EQUITY	6,575	6,421
TOTAL LIABILITIES AND EQUITY	$20,062	$18,090
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
OPERATIONS
Net income - Praxair, Inc.	$1,281	$1,278
Noncontrolling interests	48	38
Net income (including noncontrolling interests)	1,329	1,316
Adjustments to reconcile net income to net cash provided by operating activities:
Venezuela currency devaluation and other charges, net of payments	23	52
Depreciation and amortization	822	747
Deferred income taxes	88	202
Share-based compensation	52	52
Accounts receivable	(139)	(107)
Inventory	(63)	(30)
Prepaid and other current assets	(54)	(106)
Payables and accruals	18	(75)
Pension contributions	(48)	(112)
Long-term assets, liabilities and other	(75)	(66)
Net cash provided by operating activities	1,953	1,873
INVESTING
Capital expenditures	(1,504)	(1,594)
Acquisitions, net of cash acquired	(1,311)	(109)
Divestitures and asset sales	65	77
Net cash used for investing activities	(2,750)	(1,626)
FINANCING
Short-term debt borrowings (repayments) - net	504	243
Long-term debt borrowings	2,105	1,416
Long-term debt repayments	(939)	(1,076)
Issuances of common stock	108	126
Purchases of common stock	(458)	(438)
Cash dividends - Praxair, Inc. shareholders	(531)	(492)
Excess tax benefit on share-based compensation	31	50
Noncontrolling interest transactions and other	(24)	(55)
Net cash (used for) provided by financing activities	796	(226)
Effect of exchange rate changes on cash and cash equivalents	(22)	(3)
Change in cash and cash equivalents	(23)	18
Cash and cash equivalents, beginning-of-period	157	90
Cash and cash equivalents, end-of-period	$134	$108
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

•
Presentation of Unrecognized Tax Benefits – In July 2013, the FASB issued updated guidance on the presentation of unrecognized tax benefits. The new guidance requires an entity to present certain unrecognized tax benefits, or a portion thereof, as a reduction to the related deferred tax asset, primarily for loss and tax credit carryforwards. This guidance will be effective for Praxair beginning with the first quarter 2014. Praxair does not expect this requirement to have a significant impact on the consolidated financial statements.

Reclassifications – Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.
2. Venezuela Currency Devaluation and Other Charges
2013 and 2012 Pension Settlements
In 2012 and 2011 a number of senior managers retired. These retirees are covered by the U.S. supplemental pension plan which provides for a lump sum benefit payment option. Under certain circumstances, such lump sum payments must be accounted for as a settlement of the related pension obligation, but only when paid. Accordingly, Praxair recorded a settlement charge related to net unrecognized actuarial losses of $9 million ($6 million after-tax) in both the third quarter 2013 and 2012, when the cash payments were made to the retirees.
2013 Venezuela Currency Devaluation
On February 8, 2013, Venezuela announced a devaluation of the Venezuelan Bolivar from 4.30 to 6.30 (a 32% devaluation), effective on February 13, 2013. In the first quarter Praxair recorded a $23 million pre-tax charge ($23 million after-tax or $0.08 per diluted share) due primarily to the remeasurement of the local Venezuelan balance sheet to reflect the new official 6.30 exchange rate. The company does not expect the impact of the devaluation on future results of operations to be significant.

2012 Cost Reduction Program
In the third quarter 2012, Praxair recorded pre-tax charges totaling $56 million ($38 million after-tax and noncontrolling interest), relating to severance and business restructuring actions primarily in Europe within the industrial gases and surface technologies businesses. The severance costs of $43 million are for the termination of approximately 410 employees, primarily in Europe (industrial gases and surface technologies). The costs associated with exit or disposal activities of $13 million include asset write-downs and other costs associated with a decision to eliminate and/or restructure operations and product lines. The actions are substantially completed as of September 30, 2013 and the remaining liability associated with those actions is expected to be paid during the next twelve months.
The following table summarizes the activities related to the nine months ended September 30, 2013:

(Millions of dollars)	Severance Costs	Costs Associated with Exit or Disposal Activities	Total Cost Reduction Program
Balance, January 1, 2013	$30	$4	$34
Less: Cash payments	(13)	(3)	(16)
Less: Non-cash asset write-offs	—	—	—
Foreign currency translation	1	—	1
Balance, September 30, 2013	$18	$1	$19
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

The acquisition of NuCO2 was accounted for as a business combination. Following the acquisition date, 100% of NuCO2's results were consolidated in the North America business segment. For the quarter and nine months ended September 30, 2013, Praxair's consolidated income statement includes sales of $64 million and $145 million, respectively, related to NuCO2. Pro forma results for the quarters and nine months ended September 30, 2013 and 2012 have not been included as the impact of the acquisition is not material to the consolidated statements of income.

The following table summarizes the fair value of identifiable assets acquired and liabilities assumed in the acquisition of NuCO2 as of the acquisition date. The allocation of the purchase price to identifiable assets and liabilities is final except for those related to income taxes. The potential adjustments are expected to be insignificant and will be recorded when the pre-acquisition tax returns are finalized in the 2014 first quarter.

(Millions of dollars)	March 1, 2013
Trade receivables, net	$17
Property, plant and equipment	199
Intangible assets	374
Deferred income taxes	(85)
Other assets and (liabilities)	(28)
Goodwill	618
Purchase price	$1,095

The identifiable intangible assets primarily consist of customer relationships that will be amortized over their estimated useful life of 25 years. The deferred income taxes relate primarily to property, plant and equipment, intangibles and operating loss carryforwards. The goodwill resulting from the acquisition is attributable to (i) expected growth from market penetration into the quick service restaurants, convenience stores and themed restaurant chains in the United States and select international markets as we leverage Praxair's customer and distribution networks worldwide, and (ii) cost synergies related to the procurement of raw materials, distribution-related expenses and administrative costs as we integrate and rationalize administration tasks and leverage Praxair's purchasing scale. The goodwill is not expected to be deductible for income tax purposes.

Other Acquisitions
On May 29, 2013 Praxair acquired Dominion Technology Gases (“Dominion”), a leading global supplier of diving, welding, industrial, laboratory and calibration gases and associated equipment to the offshore oil and gas industry based in Aberdeen, Scotland. Dominion provides products and services to the expanding global offshore oil and gas market.

On June 3, 2013 Praxair acquired Volgograd Oxygen Factory (“VOF”), the largest independent industrial gas business in southern Russia, expanding Praxair's production and distribution capabilities in the Volgograd region. Additionally, during the nine-month period ended September 30, 2013, Praxair acquired several smaller independent packaged gas distributors in the United States and a customer contract with operating assets in China.

The results of operations of these acquisitions were consolidated from the respective acquisition dates, primarily in the Europe business segment, and the impact was not significant. The aggregate purchase price for these acquisitions was $216 million and resulted in the recognition of $186 million of intangible assets, including $99 million of goodwill and $87 million of other intangible assets, which will be amortized over their estimated useful life.
4. Supplemental Information
Inventories
The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	September 30, 2013	December 31, 2012
Inventories
Raw materials and supplies	$181	$164
Work in process	57	56
Finished goods	281	256
Total inventories	$519	$476
Long-term receivables
Long-term receivables are not material and are largely reserved. Such long-term receivables are included within other long-term assets in the condensed consolidated balance sheets and totaled $46 million at September 30, 2013 and December 31, 2012. These amounts are net of reserves of $49 million and $43 million, respectively. The amounts in both periods relate primarily to government receivables in Brazil and other long-term notes receivable from customers. Collectability is reviewed regularly and uncollectible amounts are written-off as appropriate. The account balance changes during 2013 were primarily the result of currency fluctuations, additional receivables and reserves.

5. Debt
The following is a summary of Praxair’s outstanding debt at September 30, 2013 and December 31, 2012:

(Millions of dollars)	September 30, 2013	December 31, 2012
SHORT-TERM
Commercial paper and U.S. bank borrowings	$1,002	$563
Other bank borrowings (primarily international)	133	75
Total short-term debt	1,135	638
LONG-TERM
U.S. borrowings
3.95% Notes due 2013 (d, e)	—	350
2.125% Notes due 2013 (a, b, d, e)	—	504
4.375% Notes due 2014 (a, d)	300	299
5.25% Notes due 2014	400	400
4.625% Notes due 2015	500	500
3.25% Notes due 2015 (a, b)	421	431
0.75% Notes due 2016 (c)	400	—
5.375% Notes due 2016	400	400
5.20% Notes due 2017	325	325
1.05% Notes due 2017	400	400
1.20% Notes due 2018 (a, c)	499	—
1.25% Notes due 2018 (b, c)	483	—
4.50% Notes due 2019 (a)	598	598
4.05% Notes due 2021 (a)	498	498
3.00% Notes due 2021 (a)	497	496
2.45% Notes due 2022 (a)	598	598
2.20% Notes due 2022 (a)	499	499
2.70% Notes due 2023 (a, c)	498	—
3.55% Notes due 2042 (a, c)	466	298
Other	5	5

International bank borrowings	94	113
Obligations under capital leases	10	10
	7,891	6,724
Less: current portion of long-term debt	(8)	(39)
Total long-term debt	7,883	6,685
Total debt	$9,026	$7,362

(a)	Amounts are net of unamortized discounts.

(b)	September 30, 2013 and December 31, 2012 include a $30 million and $36 million fair value increase, respectively, related to hedge accounting. See Note 6 for additional information.

(c)
For the nine months ended September 30, 2013, Praxair issued the following notes totaling $2.1 billion: $400 million of 0.75% notes due 2016, $500 million of 2.70% notes due 2023, $500 million of 1.20% notes due 2018, $475 million of 1.25% notes due 2018 and $175 million of 3.55% notes due 2042. The proceeds of all issuances were used for general corporate purposes, including acquisitions, repayment of debt and share repurchases under the Company's share repurchase program.

(d)
Classified as long-term because of the Company’s intent to refinance this debt on a long-term basis and the availability of such financing under the terms of an existing long-term credit facility, which was increased from $1.75 billion to $2.0 billion in September 2013, per the terms of the agreement.

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
The following table is a summary of the notional amount and fair value of derivatives outstanding at September 30, 2013 and December 31, 2012:

			Fair Value
	Notional Amounts		Assets		Liabilities
(Millions of dollars)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$2,256	$2,515	$4	$6	$13	$8
Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted purchases (a)	$5	$10	$—	$—	$—	$—
Interest rate contracts:
Interest rate swaps (b)	875	400	30	32	—	—
Total	$880	$410	$30	$32	$—	$—
Total Derivatives	$3,136	$2,925	$34	$38	$13	$8

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.

(b)	Assets are recorded in long term assets.
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

Anticipated Net Income
Historically Praxair has entered into anticipated net income hedge contracts consisting of foreign currency options and forwards related primarily to anticipated net income in Brazil, Europe and Canada. Although there were no anticipated net income hedges outstanding as of September 30, 2013 and December 31, 2012, such derivatives were outstanding during the nine month period ended September 30, 2012. Over the term of the contracts, the fair value adjustments from net-income hedging contracts are largely offset by the impacts on reported net income resulting from currency translation. The accounting rules pertaining to derivatives and hedging do not allow hedges of anticipated net income to be designated as hedging instruments.
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
Interest Rate Contracts
Outstanding Interest Rate Swaps
At September 30, 2013, Praxair had $875 million notional amount of interest-rate swap agreements outstanding related to the $400 million 3.25% fixed-rate notes that mature in 2015 and to the $475 million 1.25% notes that mature 2018, which effectively convert fixed-rate interest to variable-rate interest. These swap agreements were designated as fair value hedges with the resulting fair value adjustments recognized in earnings along with an equally offsetting charge / benefit to earnings for the changes in the fair value of the underlying debt instrument. At September 30, 2013, $30 million was recognized as an increase in the fair value of these notes ($32 million at December 31, 2012).
Terminated Interest Rate Swaps
The following table summarizes information related to terminated interest rate swap contracts:

	Year Terminated	Original Gain	Amount of Gain Recognized in Earnings (a)		Amount of Gain Recognized in Earnings (a)		Unrecognized Gain (a)
			Quarter Ended		Nine Months Ended		September 30, 2013	December 31, 2012
(Millions of dollars)			September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest Rate Swaps
Underlying debt instrument (b):
$500 million 2.125% fixed-rate notes that mature in 2013	2011	$18	$—	$2	$4	$7	$—	$4
$400 million 1.75% fixed-rate notes that mature in 2012	2010	13	—	1	—	4	—	—
$500 million 6.375% fixed-rate notes that matured in 2012	2002	47	—	—	—	1	—	—
Total		$78	$—	$3	$4	$12	$—	$4

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

(b)	The notional amounts of the interest rate contracts are equal to the underlying debt instruments.

Terminated Treasury Rate Locks
The following table summarizes the unrecognized gains (losses) related to terminated treasury rate lock contracts:

	Year Terminated	Original Gain / (Loss)	Unrecognized Gain / (Loss) (a)
(Millions of dollars)			September 30, 2013	December 31, 2012
Treasury Rate Locks
Underlying debt instrument:
$500 million 2.20% fixed-rate notes that mature in 2022 (b)	2012	$(2)	$(2)	$(2)
$500 million 3.00% fixed-rate notes that mature in 2021 (b)	2011	(11)	(9)	(10)
$600 million 4.50% fixed-rate notes that mature in 2019 (b)	2009	16	10	11
$500 million 4.625% fixed-rate notes that mature in 2015 (b)	2008	(7)	(1)	(2)
Total - pre-tax			$(2)	$(3)
Less: income taxes			1	1
After- tax amounts			$(1)	$(2)

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

The following tables summarize the impacts of the company’s derivatives on the consolidated statements of income and AOCI:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (a)
	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2013	2012	2013	2012
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$(4)	$29	$(10)	$47
Other balance sheet items	1	—	(9)	(5)
Anticipated net income	—	—	—	(4)
Total	$(3)	$29	$(19)	$38

	Quarter Ended
	Amount of Gain (Loss) Recognized in AOCI (b)		Amount of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Income (c)
(Millions of dollars)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Derivatives Designated as Hedging Instruments
Currency contracts:
Forecasted purchases (b)	$1	$1	$—	$—
Interest rate contracts:
Treasury rate locks (b)	—	(8)	—	—
Total - pre tax	$1	$(7)	$—	$—
Less: income taxes	—	2	—	—
Total - Net of Taxes	$1	$(5)	$—	$—

	Nine Months Ended
	Amount of Gain (Loss) Recognized in AOCI (b)		Amount of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Income (c)
(Millions of dollars)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Derivatives Designated as Hedging Instruments
Currency contracts:
Forecasted purchases (b)	$1	$1	$—	$—
Interest rate contracts:
Treasury rate locks (b)	—	(1)	—	—
Total - pre tax	$1	$—	$—	$—
Less: income taxes	—	—	—	—
Total - Net of Taxes	$1	$—	$—	$—

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

(c)
The gains (losses) on forecasted purchases are reclassified to the depreciation and amortization expense on a straight-line basis consistent with the useful life of the underlying asset. The gains (losses) for interest rate contracts are reclassified to earnings as interest expense –net on a straight-line basis over the remaining maturity of the underlying debt. Net losses of less than $1 million are expected to be reclassified to earnings during the next twelve months.

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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Assets
Derivatives	—	—	$34	$38	—	—
Liabilities
Derivatives	—	—	$13	$8	—	—
The fair values of the derivative assets and liabilities are based on market prices obtained from independent brokers or determined using quantitative models that use as their basis readily observable market parameters that are actively quoted and can be validated through external sources, including third-party pricing services, brokers and market transactions.
The fair values of cash and cash equivalents, short-term debt, accounts receivable-net, and accounts payable approximate carrying amounts because of the short maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for similar issues, which is deemed a level 2 measurement. At September 30, 2013, the estimated fair value of Praxair’s long-term debt portfolio was $7,948 million versus a carrying value of $7,891 million. At December 31, 2012, the estimated fair value of Praxair’s long-term debt portfolio was $7,131 million versus a carrying value of $6,724 million. Differences from carrying amounts are attributable to interest-rate changes subsequent to when the debt was issued.

8. Earnings Per Share – Praxair, Inc. Shareholders
Basic earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator (Millions of dollars)
Net income - Praxair, Inc.	$445	$430	$1,281	$1,278
Denominator (Thousands of shares)
Weighted average shares outstanding	294,595	297,843	295,271	298,224
Shares earned and issuable under compensation plans	529	573	528	569
Weighted average shares used in basic earnings per share	295,124	298,416	295,799	298,793
Effect of dilutive securities
Stock options and awards	3,233	3,315	3,278	3,559
Weighted average shares used in diluted earnings per share	298,357	301,731	299,077	302,352
Basic Earnings Per Share	$1.51	$1.44	$4.33	$4.28
Diluted Earnings Per Share	$1.49	$1.43	$4.28	$4.23
There were no antidilutive shares for the quarter ended September 30, 2013. 780 stock options were antidilutive and therefore excluded in the computation of diluted earnings per share for the nine months ended September 30, 2013. Stock options of 1,601,765 and 1,594,165 were antidilutive and therefore excluded in the computation of diluted earnings per share for the quarter and nine months ended September 30, 2012.
9. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended September 30, 2013 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2012	$1,499	$195	$645	$25	$143	$2,507
Acquisitions (Note 3)	624	—	93	—	—	717
Purchase adjustments & other	(7)	—	—	—	—	(7)
Foreign currency translation	(6)	(19)	(3)	—	—	(28)
Balance, September 30, 2013	$2,110	$176	$735	$25	$143	$3,189
Praxair has performed its goodwill impairment tests annually during the second quarter of each year, and historically has determined that the fair value of each of its reporting units was substantially in excess of its carrying value. For the 2013 test Praxair applied the FASB's updated accounting guidance (refer to Note 1 to the consolidated financial statements of Praxair's 2012 Annual Report on Form 10-K) which allows the Company to first assess qualitative factors to determine the extent of additional quantitative analysis, if any, that may be required to test goodwill for impairment. Based on the qualitative assessments performed, Praxair concluded that it was more likely than not that the fair value of each reporting unit substantially exceeded its carrying value and therefore, further quantitative analysis was not required. As a result, no impairment was recorded. There were no indicators of impairment through September 30, 2013.

Changes in the carrying amounts of other intangibles for the nine months ended September 30, 2013 were as follows:

(Millions of dollars)	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2012	$232	$37	$20	$289
Additions (Note 3)	428	3	30	461
Foreign currency translation	2	—	—	2
Other *	6	(10)	(7)	(11)
Balance, September 30, 2013	$668	$30	$43	$741
Less: Accumulated amortization
Balance, December 31, 2012	$(89)	$(20)	$(7)	$(116)
Amortization expense	(23)	(4)	(2)	(29)
Foreign currency translation	—	—	—	—
Other *	2	10	5	17
Balance, September 30, 2013	$(110)	$(14)	$(4)	$(128)
Net Balance at September 30, 2013	$558	$16	$39	$613
* Other primarily relates to the write-off of fully amortized assets and purchase accounting adjustments.
There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 19 years.
Total estimated annual amortization expense is as follows:

(Millions of dollars)
Remaining 2013	$13
2014	46
2015	46
2016	43
2017	37
Thereafter	428
$613
10. Share-Based Compensation
Share-based compensation of $18 million ($12 million after-tax) and $17 million ($12 million after-tax) was recognized during the quarters ended September 30, 2013 and 2012, respectively. Share-based compensation of $52 million ($35 million after-tax) and $52 million ($36 million after-tax) was recognized for the nine months ended September 30, 2013 and 2012, respectively. The expense was recorded primarily in selling, general and administrative expenses. There was no share-based compensation cost that was capitalized. For further details regarding Praxair’s share-based compensation arrangements and prior year grants, refer to Note 15 to the consolidated financial statements of Praxair’s 2012 Annual Report on Form 10-K.
Stock Options
The weighted-average fair value of options granted during the nine months ended September 30, 2013 was $16.31 ($17.43 in 2012) based on the Black-Scholes Options-Pricing model. The decrease in grant date fair value year-over-year is primarily attributable to the impacts of volatility and dividend yield.

The following weighted-average assumptions were used for grants in 2013 and 2012 :

	Nine Months Ended September 30,
	2013	2012
Dividend yield	2.2%	2.0%
Volatility	21.7%	22.5%
Risk-free interest rate	0.76%	0.86%
Expected term years	5	5
The following table summarizes option activity under the plans as of September 30, 2013 and changes during the nine months period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2013	12,281	$74.05
Granted	1,308	110.58
Exercised	(1,625)	58.86
Cancelled or Expired	(48)	104.27
Outstanding at September 30, 2013	11,916	80.00	5.6	$479
Exercisable at September 30, 2013	9,056	$71.20	4.6	$444
The aggregate intrinsic value represents the difference between the company’s closing stock price of $120.21 as of September 30, 2013 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during the quarter and nine months ended September 30, 2013 was $25 million and $93 million, respectively ($15 million and $129 million during the same time periods in 2012, respectively).
Cash received from option exercises under all share-based payment arrangements for the quarter and nine months ended September 30, 2013 was $29 million and $96 million ($15 million and $113 million for the same time periods in 2012, respectively). The cash tax benefit realized from share-based compensation totaled $9 million and $44 million for the quarter and nine months ended September 30, 2013, of which $31 million in excess tax benefits was classified as financing cash flows for the nine months ended September 30, 2013 ($7 million and $68 million tax benefit for the same periods in 2012 of which $50 million represented excess tax benefit for the nine months ended September 30, 2012).
As of September 30, 2013, $27 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1 year.
Performance-Based and Restricted Stock Awards
During the nine months ended September 30, 2013, the company granted performance-based stock units to employees which vest on the third anniversary of their grant date. The actual number of shares issued in settlement of a vested award can range from zero to 200 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s common stock on the date of the grant and the estimated performance that will be achieved. Compensation expense will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved.
During the nine months ended September 30, 2013, the company also granted restricted stock units to employees. The majority of the restricted stock units vest at the end of a three year service period. Compensation expense related to the restricted stock units is recognized on a straight-line basis over the vesting period.
The weighted-average fair value of performance-based stock and restricted stock units granted during the nine months ended September 30, 2013 was $103.46 and $105.53, respectively, ($103.13 and $103.81 for the same periods in 2012). This is based on the closing market price of Praxair’s common stock on the grant date adjusted for dividends that will not be paid during the vesting period.

The following table summarizes non-vested performance-based and restricted stock award activity as of September 30, 2013 and changes during the nine months then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2013	840	$88.83	368	$89.89
Granted (a)	416	103.46	116	105.53
Vested	(371)	70.91	(131)	76.31
Cancelled	(12)	101.16	(6)	98.83
Non-vested at September 30, 2013	873	$99.57	347	$100.22

(a)	Performance-based stock unit grants during 2013 include 98 thousand shares relating to the actual payout of the 2010 PSU grants in 2013.
As of September 30, 2013, based on current estimates of future performance, $38 million of unrecognized compensation cost related to performance-based awards is expected to be recognized through the first quarter of 2016 and $17 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized primarily through the fourth quarter of 2017.
11. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarters and nine months ended September 30, 2013 and 2012 are shown below:

	Quarter Ended September 30,				Nine Months Ended September 30,
	Pensions		OPEB		Pensions		OPEB
(Millions of dollars)	2013	2012	2013	2012	2013	2012	2013	2012
Service cost	$14	$12	$1	$1	$42	$37	$3	$3
Interest cost	28	30	3	3	86	91	9	9
Expected return on plan assets	(38)	(38)	—	—	(114)	(116)	—	—
Net amortization and deferral	23	17	(1)	(2)	70	51	(3)	(5)
Net periodic benefit cost before pension settlement charge	27	21	3	2	84	63	9	7
Pension settlement charge (Note 2)	9	9	—	—	9	9	—	—
Net periodic benefit cost	$36	$30	$3	$2	$93	$72	$9	$7
Praxair estimates that 2013 contributions to its pension plans will be in the area of $50 million, of which $48 million have been made through September 30, 2013.
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
After enrollment in the amnesty programs, at September 30, 2013 the most significant remaining claims relate to state VAT tax matters associated with procedural issues and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $192 million. Praxair has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

•
On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines on all five companies. Originally, CADE imposed a civil fine of R$2.2 billion Brazilian reais (US$986 million) against White Martins, the Brazil-based subsidiary of Praxair, Inc. In response to a motion for clarification, the fine was reduced to R$1.7 billion Brazilian reais (US$762 million) due to a calculation error made by CADE. The amount of the fine is subject to indexation using SELIC. On September 2, 2010, Praxair issued a press release and filed a report on Form 8-K rejecting all claims and stating that the fine represents a gross and arbitrary disregard of Brazilian law.

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
Contractual Obligations Update
The following table sets forth an update to Praxair’s material unconditional purchase obligations as of September 30, 2013:

	Expiring through December 31,
(Millions of dollars)	2013 Remaining	2014	2015	2016	2017	Thereafter	Total
Unconditional Purchase Obligations	$167	$511	$435	$416	$399	$3,830	$5,758
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

$3,881 million of these purchase obligations relate to power and are intended to secure the uninterrupted supply of electricity and feedstock to our plants in order for Praxair to reliably satisfy customer product supply obligations, and extend through 2030. Certain of the power contracts contain various cancellation provisions requiring supplier agreement which the company believes could reduce the reported obligation significantly, if desired, and many are subject to annual escalations based on local inflation factors. The purchase obligations also include a multi-year contract for silane, with a total purchase obligation of $168 million at September 30, 2013. Since this contract was signed, the market for silane has not developed as expected and prices have decreased due to lower demand from photovoltaics and consumer electronics markets, primarily in Asia. At September 30, 2013, Praxair's current selling prices and estimated future demand for silane are in excess of its contractual purchase obligations under the contract, as amended. The company is continuously monitoring market developments.

13. Segments
Sales and operating profit by segment for the quarters and nine months ended September 30, 2013 and 2012 are shown below. For a description of Praxair’s operating segments, refer to Note 18 to the consolidated financial statements of Praxair’s 2012 Annual Report on Form 10-K.

	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2013	2012	2013	2012
SALES(a)
North America	$1,588	$1,391	$4,597	$4,182
Europe	386	352	1,138	1,111
South America	494	516	1,561	1,598
Asia	385	358	1,131	1,040
Surface Technologies	160	157	488	494
Total sales	$3,013	$2,774	$8,915	$8,425

	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2013	2012	2013	2012
OPERATING PROFIT
North America	$406	$374	$1,145	$1,098
Europe	64	60	195	196
South America	115	112	352	337
Asia	67	52	191	177
Surface Technologies	27	25	84	78
Segment operating profit	679	623	1,967	1,886
Venezuela currency devaluation and other charges (Note 2)	(9)	(65)	(32)	(65)
Total operating profit	$670	$558	$1,935	$1,821

(a)	Intersegment sales, primarily from North America to other segments, were not significant for the quarters and nine months ended September 30, 2013 and 2012.

14. Equity and Redeemable Noncontrolling Interests
Equity
A summary of the changes in total equity for the quarters and nine months ended September 30, 2013 and 2012 is provided below:

	Quarter Ended September 30,
(Millions of dollars)	2013			2012
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$5,928	$357	$6,285	$5,615	$279	$5,894
Net income (a)	445	12	457	430	5	435
Other comprehensive income	96	5	101	239	7	246
Noncontrolling interests:
Additions (reductions)	—	—	—	—	45	45
Dividends and other capital changes	—	(9)	(9)	—	(5)	(5)
Redemption value adjustments	(27)	—	(27)	(5)	—	(5)
Dividends to Praxair, Inc. common stock holders ($0.60 per share in 2013 and $0.55 per share in 2012)	(176)	—	(176)	(164)	—	(164)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	2	—	2	3	—	3
For employee savings and incentive plans	32	—	32	20	—	20
Purchases of common stock	(115)	—	(115)	(146)	—	(146)
Tax benefit from share-based compensation	7	—	7	6	—	6
Share-based compensation	18	—	18	17	—	17
Balance, end of period	$6,210	$365	$6,575	$6,015	$331	$6,346

	Nine Months Ended September 30,
(Millions of dollars)	2013			2012
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$6,064	$357	$6,421	$5,488	$309	$5,797
Net income (a)	1,281	31	1,312	1,278	23	1,301
Other comprehensive loss	(287)	2	(285)	(7)	(2)	(9)
Noncontrolling interests:
Additions (reductions)	—	—	—	—	45	45
Dividends and other capital changes	—	(25)	(25)	—	(44)	(44)
Redemption value adjustments	(40)	—	(40)	(11)	—	(11)
Dividends to Praxair, Inc. common stock holders ($1.80 per share in 2013 and $1.65 per share in 2012)	(531)	—	(531)	(492)	—	(492)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	5	—	5	6	—	6
For employee savings and incentive plans	92	—	92	108	—	108
Purchases of common stock	(458)	—	(458)	(459)	—	(459)
Tax benefit from share-based compensation	32	—	32	52	—	52
Share-based compensation	52	—	52	52	—	52
Balance, end of period	$6,210	$365	$6,575	$6,015	$331	$6,346

(a)
Net income for noncontrolling interests excludes Net income related to redeemable noncontrolling interests of $5 million and $17 million for the quarter and nine months ended September 30, 2013 ($5 million and $15 million for the same time periods in 2012, respectively), which is not part of total equity (see redeemable noncontrolling interests section below).

The components of AOCI are as follows:

	September 30,	December 31,
(Millions of dollars)	2013	2012
Cumulative translation adjustment (a)
North America	$(283)	$(178)
South America	(1,061)	(837)
Europe	(81)	(93)
Asia	6	23
Surface Technologies	27	30
	(1,392)	(1,055)
Derivatives - net of taxes	(4)	(5)
Pension / OPEB funded status obligation - net of taxes	(743)	(792)
	$(2,139)	$(1,852)
(a) Includes $13 million and $11 million in 2013 and 2012, respectively, attributable to noncontrolling interests.

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

The following is a summary of the changes in redeemable noncontrolling interests for the nine months ended September 30, 2013 and 2012:

(Millions of dollars)	2013	2012
Balance, January 1,	$252	$220
Net income	17	15
Distributions to noncontrolling interest	(9)	(8)
Redemption value adjustments/accretion	40	11
Foreign currency translation and other	(10)	5
Balance, September 30,	$290	$243

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results

Sales grew 9% in the 2013 third quarter from the prior-year period. Underlying sales growth from higher volumes and higher pricing was 7%, reflecting growth in all geographic segments. Overall volume growth was driven by new project start-ups in North America and Asia and higher volumes in South America due to stronger economic activity as compared to the prior year. Overall volumes in Europe were flat as compared to the prior-year. Acquisitions in North America and Europe contributed 3% sales growth. Reported operating profit grew 20% year-over-year primarily due to the charges in the 2012 third quarter for the cost reduction program. Excluding these charges, adjusted operating profit grew 9% year-over-year primarily from higher volumes, pricing, and acquisitions. Reported net income and diluted earnings per share ("EPS") were 3% and 4% above the prior year, respectively. This growth was lower than the growth in operating profit due to an income tax benefit in the 2012 third quarter. Excluding this benefit, adjusted net income and EPS grew 8% and 9%, in line with the growth in operating profit, as higher interest expense was offset by a lower share count.

Sales grew 6% in the nine months ended September 30, 2013. Underlying sales increased 4% driven by project start-ups primarily in North and South America and Asia, and from higher pricing. Reported operating profit grew 6% from the prior-year. Excluding $32 million of charges for the Venezuela currency devaluation and pension settlement in the 2013 period, and $65 million of charges for the cost reduction program and pension settlement in the 2012 nine-month period, adjusted operating profit grew 4% from the prior year from higher volumes and higher pricing, partially offset by higher depreciation and amortization expense and SG&A expense due to plant start-ups and acquisitions. Reported net income was comparable to the prior-year period and EPS grew 1%. On an adjusted basis, net income grew 3% and EPS 5%.

The following table provides summary data for the quarters and nine months ended September 30, 2013 and 2012:

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in millions, except per share data)	2013	2012	Variance	2013	2012	Variance
Reported Amounts
Sales	$3,013	$2,774	9%	$8,915	$8,425	6%
Cost of sales, exclusive of depreciation and amortization	$1,697	$1,595	6%	$5,045	$4,813	5%
Gross margin	$1,316	$1,179	12%	$3,870	$3,612	7%
As a percent of sales	43.7%	42.5%		43.4%	42.9%
Selling, general and administrative	$336	$306	10%	$1,017	$951	7%
As a percent of sales	11.2%	11.0%		11.4%	11.3%
Depreciation and amortization	$281	$248	13%	$822	$747	10%
Venezuela currency devaluation and other charges (a)	$9	$65		$32	$65
Other income (expense) - net	$4	$22		$8	$45
Operating profit	$670	$558	20%	$1,935	$1,821	6%
As a percent of sales	22.2%	20.1%		21.7%	21.6%
Interest expense - net	$41	$36	14%	$122	$106	15%
Effective tax rate	27.8%	17.2%		28.3%	24.7%
Income from equity investments	$8	$8	—%	$29	$25	16%
Noncontrolling interests	$(17)	$(10)	70%	$(48)	$(38)	26%
Net income - Praxair, Inc.	$445	$430	3%	$1,281	$1,278	—%
Diluted earnings per share	$1.49	$1.43	4%	$4.28	$4.23	1%
Diluted shares outstanding	298,357	301,731	(1)%	299,077	302,352	(1)%
Adjusted Amounts (a)
Operating profit	$679	$623	9%	$1,967	$1,886	4%
As a percent of sales	22.5%	22.5%		22.1%	22.4%
Effective tax rate	27.9%	27.9%		28.0%	28.0%
Net income - Praxair, Inc.	451	$419	8%	$1,310	$1,267	3%
Diluted earnings per share	$1.51	$1.39	9%	$4.38	$4.19	5%

(a)
The adjusted amounts are non-GAAP measures that supplement an understanding of the company’s financial information by presenting information that investors, financial analysts and management use to help evaluate the company’s performance and ongoing business trends on a comparable basis. The non-GAAP adjustments for 2013 relate to the impact of the first-quarter Venezuela currency devaluation of $23 million ($23 million net of tax) and third-quarter pension settlement charge of $9 million ($6 million net of tax). The non-GAAP adjustments for 2012 relate to the third quarter cost reduction program and other charges of $65 million ($44 million net of tax) and a tax benefit of $55 million related to the divestiture of the U.S. Homecare business (See Note 2 to the condensed consolidated financial statements). A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A.

Results of Operations
The changes in consolidated sales and operating profit compared to the prior year is attributable to the following:

	Quarter Ended September 30, 2013 vs. 2012		Nine Months Ended September 30, 2013 vs. 2012
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	5%	9%	2%	1%
Price	2%	9%	2%	9%
Cost pass-through	—%	—%	1%	—%
Currency	(1)%	(2)%	(1)%	(1)%
Acquisitions/divestitures	3%	4%	2%	3%
Other	—%	—%	—%	(6)%
Reported	9%	20%	6%	6%
Venezuela currency devaluation and other charges - net	—%	(11)%	—%	(2)%
Adjusted	9%	9%	6%	4%
The following tables provide sales by end-market and distribution method:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change	% of Sales		% Change
	2013	2012	Organic Sales*	2013	2012	Organic Sales*
Sales by End Markets
Manufacturing	23%	25%	1%	24%	25%	2%
Metals	17%	17%	7%	18%	18%	6%
Energy	13%	12%	17%	12%	11%	9%
Chemicals	11%	10%	10%	10%	10%	9%
Electronics	8%	9%	(5)%	8%	9%	(3)%
Healthcare	8%	8%	2%	8%	8%	4%
Food & Beverage	8%	7%	4%	8%	6%	1%
Aerospace	3%	3%	12%	3%	3%	5%
Other	9%	9%	1%	9%	10%	(2)%
	100%	100%		100%	100%

*	Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2013	2012	2013	2012
Sales by Distribution Method
On- Site	28%	26%	27%	25%
Merchant	32%	32%	32%	31%
Packaged Gas	27%	28%	27%	29%
Other	13%	14%	14%	15%
	100%	100%	100%	100%
Sales grew $239 million, or 9%, in the third quarter ended September 30, 2013 versus the respective 2012 period. Underlying sales grew 7% from higher pricing and volume growth driven by higher on-site volumes from new project start-ups primarily in North America and Asia, and volume growth in South America. By end-market, sales growth was strongest to energy, metals and chemicals customers, as compared to the prior-year quarter. For the nine-month period sales grew $490 million, or 6%. Underlying sales growth of 4% came from higher pricing, and volume growth in North and South America and Asia. Acquisitions, including NuCO2 and Dominion Technology Gases, contributed 3% and 2% to sales growth in the quarter and nine-month periods, respectively. The impacts of foreign currency translation and cost pass-through in both periods was not material.
Gross margin in 2013 increased $137 million, or 12%, for the quarter and increased $258 million, or 7%, for the nine months ended September 30, 2013 versus the respective 2012 periods primarily due to higher pricing and volumes. Higher pricing contributed to an increase in the gross margin as a percentage of sales for the quarter and nine-months versus the respective prior-year periods.
Selling, general and administrative expenses ("SGA") increased $30 million, or 10%, in the quarter and $66 million, or 7%, for the nine months ended September 30, 2013 versus the respective 2012 periods. The increase in the third quarter was due primarily to increased pension and other benefit costs of $30 million, and $13 million related to acquisitions, partially offset by benefits from cost reduction and currency impacts of $13 million. The increase in the nine-month period was due primarily to increased pension and other benefit costs of $56 million, and $42 million related to acquisitions, partially offset by benefits from cost reduction and currency impacts of $32 million. SGA as a percent of sales was relatively flat as compared to the prior year in both the quarter and nine-month periods.
Depreciation and amortization expense increased $33 million, or 13%, for the third quarter and increased $75 million, or 10%, for the nine months ended September 30, 2013 versus the respective 2012 periods. Depreciation and amortization increased $13 million and $34 million in the quarter and nine-month periods, respectively, due to new project start-ups in all geographic segments. Acquisitions in North America and Europe increased depreciation and amortization $13 million and $30 million in the quarter and nine-month periods, respectively. The remaining variances of $7 million and $11 million in the quarter and nine-month periods related to other items none of which were significant.
Other income (expense) – net was a $4 million benefit in the third quarter, compared to $22 million in the prior-year quarter. The 2012 quarter included a gain on asset sale in North America. For the year-to date period, other income was an $8 million benefit, compared to a $45 million benefit in the prior-year. The 2012 year-to-date period included a gain on an asset sale in Korea, and a litigation settlement in South America, partially offset by severance and business restructuring charges in South America.
Reported operating profit increased $112 million, or 20%, for the third quarter of 2013 primarily due to the cost reduction program and other charges of $65 million included in the 2012 third quarter. Excluding these charges, adjusted operating profit increased $56 million, or 9%. The increase in operating profit was driven by higher pricing, volumes, acquisitions, and productivity gains, partially offset by higher depreciation and amortization and SGA expense, as discussed above. Reported operating profit increased $114 million, or 6%, for the nine months ended September 30, 2013 versus the respective 2012 period. The nine-month period includes $32 million of charges related to the Venezuela currency devaluation and pension settlement versus $65 million of charges in the 2012 period primarily related to the cost reduction program (see Note 2 to the condensed consolidated financial statements). In the nine-month period, adjusted operating profit increased $81 million, or 4%, from higher pricing, volumes, acquisitions and productivity gains, partially offset by higher costs. A discussion of operating profit by segment is included in the segment discussion that follows.
Interest expense-net increased $5 million, or 14%, for the quarter and $16 million, or 15%, for the nine months ended September 30, 2013 versus the respective periods in 2012. The increase in debt levels, primarily to support acquisitions and capital expenditures, increased interest expense by approximately $13 million and $35 million for the quarter and nine month periods ended September 30, 2013, respectively. Interest rates reduced expense by approximately $8 million and $17 million for the quarter and nine months ended September 30, 2013 respectively. Capitalized interest had an immaterial impact on interest expense for the quarter. For the nine-month period higher capitalized interest, due to higher capital expenditures, reduced interest expense by approximately $3 million.

The reported effective tax rate for the quarter and nine months ended September 30, 2013 was 27.8% and 28.3%, respectively, and 17.2% and 24.7% for the 2012 periods. The 2012 periods include a tax benefit of $55 million related to the divestiture of the U.S. Homecare business. The adjusted effective tax rate for the quarter and nine months ended September 30, 2013 and 2012 was approximately 28%.
Praxair’s significant sources of equity income are in China, Italy, and the Middle East. Income from equity investments in the quarter was comparable to the prior year and increased $4 million for the nine months ended September 30, 2013 versus the respective 2012 periods, due primarily to higher earnings in China resulting from stronger volumes.

At September 30, 2013, non-controlling interests consisted primarily of non-controlling shareholders' investments in Asia (primarily China and India), Europe (primarily Italy and Scandinavia), and North America (primarily within the US packaged gas business). Non-controlling interests increased $7 million for the quarter and increased $10 million for the nine months ended September 30, 2013 versus the respective periods in 2012 due to higher earnings of these entities.
Reported net income-Praxair, Inc. increased $15 million, or 3%, for the quarter versus 2012 and Adjusted net income-Praxair, Inc. increased $32 million, or 8%, for the quarter versus 2012 . The increases in both periods are due primarily to higher operating profit partially offset by increased interest expense. Reported net income-Praxair, Inc. increased $3 million, for the nine months ended September 30, 2013 versus the respective 2012 period and Adjusted net income-Praxair, Inc. increased $43 million, or 3% for the nine months ended September 30, 2013 versus 2012. The increases in both periods are due to higher operating profit partially offset by increased interest expense.

Reported EPS increased $0.06 and $0.05 in the third quarter and nine months ended September 30, 2013, respectively, versus the respective periods in 2012. Adjusted EPS increased $0.12 and $0.19 in the third quarter and nine months ended September 30, 2013, respectively, versus the comparative periods in 2012. The increase in reported and adjusted EPS in both periods is attributable to higher net income - Praxair, Inc. during the quarter and the reduction in the number of diluted shares outstanding as a result of the company's net repurchases of common stock.
Other Comprehensive Income

Other comprehensive income for the third quarter of $101 million includes positive currency translation adjustments of $77 million, a positive adjustment of $23 million related to the funded status of retirement obligations and a positive adjustment of $1 million related to derivative instruments. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars (see “Currency” section of the MD&A for exchange rates). The positive translation adjustment primarily resulted from currency movements in Europe ($47 million), Asia ($27 million primarily related to Korea) and Surface Technologies ($13 million primarily related to Europe). These positive impacts were offset with a negative currency adjustment of $17 million in South America, primarily related to Brazil and Argentina. The positive pension funded status impact is primarily related to required reclassifications of net actuarial losses to net income (see note 11 to the Condensed Consolidated Financial Statements). Other comprehensive loss for the nine months ended September 30, 2013 of $285 million includes negative translation adjustments of $335 million, a positive adjustment of $49 million related to the funded status of retirement obligations and a positive adjustment of $1 million related to derivative instruments. The negative translation adjustment primarily resulted from currency movements in North America ($105 million primarily related to Mexico and Canada), South America ($224 million related primarily to Brazil and Argentina), and Asia ($17 million related primarily to India). These negative impacts were offset with a positive currency adjustment in Europe ($12 million primarily related to Germany).

Other comprehensive income for the third quarter September 30, 2012 of $246 million primarily related to a positive translation adjustments of $245 million. The positive translation adjustment primarily resulted from currency movements in North America ($153 million primarily related to Mexico and Canada), Europe ($39 million), Asia ($42 million primarily related to Korea and India) and Surface Technologies ($11 million primarily related to Europe). These positive impacts were offset with a negative currency adjustment of $7 million in South America, primarily related to Brazil. Other comprehensive loss for the nine months ended September 30, 2012 of $9 million includes negative translation adjustments of $31 million and a positive adjustment of $22 million related to the funded status of retirement obligations. The negative translation adjustment primarily resulted from currency movements in South America ($160 million related primarily to Brazil). These negative impacts were offset with a positive currency adjustment in North America ($117 million primarily related to Mexico and Canada), Asia ($13 primarily related to Korea).

Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows.

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in millions)	2013	2012	Variance	2013	2012	Variance
SALES
North America	$1,588	$1,391	14%	$4,597	$4,182	10%
Europe	386	352	10%	1,138	1,111	2%
South America	494	516	(4)%	1,561	1,598	(2)%
Asia	385	358	8%	1,131	1,040	9%
Surface Technologies	160	157	2%	488	494	(1)%
	$3,013	$2,774		$8,915	$8,425
OPERATING PROFIT
North America	$406	$374	9%	$1,145	$1,098	4%
Europe	64	60	7%	195	196	(1)%
South America	115	112	3%	352	337	4%
Asia	67	52	29%	191	177	8%
Surface Technologies	27	25	8%	84	78	8%
Segment operating profit	679	623		1,967	1,886
Venezuela currency devaluation and other charges (Note 2)	(9)	(65)		(32)	(65)
Total operating profit	$670	$558		$1,935	$1,821

North America

	Quarter Ended September 30,			Nine Months Ended September 30,
	2013	2012	Variance	2013	2012	Variance
Sales	$1,588	$1,391	14%	$4,597	$4,182	10%
Cost of sales, exclusive of depreciation and amortization	850	743		2,465	2,226
Gross margin	738	648		2,132	1,956
Operating expenses	186	149		569	487
Depreciation and amortization	146	125		418	371
Operating profit	$406	$374	9%	$1,145	$1,098	4%
Margin %	25.6%	26.9%		24.9%	26.3%

	Quarter Ended September 30, 2013 vs. 2012		Nine Months Ended September 30, 2013 vs. 2012
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	5%	9%	1%	—%
Price	2%	9%	2%	10%
Cost pass-through	1%	—%	2%	—%
Currency	—%	—%	—%	—%
Acquisitions/divestitures	6%	5%	5%	4%
Other	—%	(14)%	—%	(10)%
	14%	9%	10%	4%

The following tables provide sales by end-market and distribution method:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change	% of Sales		% Change
	2013	2012	Organic Sales	2013	2012	Organic Sales
Sales by End Markets
Manufacturing	29%	32%	3%	30%	32%	3%
Metals	12%	13%	3%	13%	14%	1%
Energy	18%	17%	19%	18%	16%	9%
Chemicals	10%	10%	7%	10%	11%	6%
Electronics	6%	5%	(8)%	5%	5%	1%
Healthcare	7%	7%	(1)%	7%	7%	—%
Food & Beverage	9%	5%	—%	8%	5%	(1)%
Aerospace	1%	1%	37%	1%	1%	17%
Other	8%	10%	3%	8%	9%	(4)%
	100%	100%		100%	100%

	Quarter Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2013	2012	2013	2012
Sales by Distribution Method
On- Site	30%	27%	27%	27%
Merchant	34%	33%	34%	32%
Packaged Gas	30%	34%	32%	34%
Other	6%	6%	7%	7%
	100%	100%	100%	100%
North America segment sales increased $197 million, or 14%, in the quarter as compared to the prior year. Underlying sales growth was 7% driven primarily by higher on-site volumes from new project start-ups for hydrogen supply to refinery customers in the United States and merchant sales to oil well services customers and higher pricing. Strong sales growth to the energy end-market was primarily due to these project start-ups. Acquisitions, primarily NuCO2, added 6% sales growth. Higher cost pass-through, primarily higher natural gas prices passed through to hydrogen customers, increased sales by 1%. For the year-to-date period, sales grew $415 million, or 10%. Underlying sales growth of 3% came primarily from higher pricing and higher volumes driven by the new project start-ups. Acquisitions added 5% growth, and cost-pass-through 2%. Packaged gas sales were higher in the quarter primarily due to growth in the U.S. business. However, primarily due to the impact of new projects on on-site sales and NuCO2 on merchant sales, packaged gas sales have decreased as a percentage of total sales for the segment.
North America segment operating profit increased $32 million, or 9%, for the quarter ended September 30, 2013 versus the respective 2012 period. Higher volumes from project start-ups, higher pricing, acquisitions and a contract settlement for $23 million in the United States drove operating profit growth versus the prior year. The growth was partially offset by higher operating costs driven by acquisitions and the impact of a gain on asset sale in the prior year. Depreciation and amortization increased $21 million for the quarter primarily due to acquisitions and the new project start-ups. Operating profit increased $47 million, or 4%, for the nine months ended September 30, 2013 versus the respective 2012 period primarily due to higher pricing, acquisitions and the impact of the contract settlement which were partially offset by higher operating costs driven by acquisitions and the impact of a gain on asset sale in the prior year. Depreciation and amortization increased $47 million for the nine-month period primarily due to acquisitions.

Europe

	Quarter Ended September 30,			Nine Months Ended September 30,
	2013	2012	Variance %	2013	2012	Variance %
Sales	$386	$352	10%	$1,138	$1,111	2%
Cost of sales, exclusive of depreciation and amortization	224	204		653	634
Gross margin	162	148		485	477
Operating expenses	55	52		165	170
Depreciation and amortization	43	36		125	111
Operating profit	$64	$60	7%	$195	$196	(1)%
Margin %	16.6%	17.0%		17.1%	17.6%

	Quarter Ended September 30, 2013 vs. 2012		Nine Months Ended September 30, 2013 vs. 2012
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	—%	(10)%	(1)%	(17)%
Price	1%	6%	—%	7%
Cost pass-through	(2)%	—%	(1)%	—%
Currency	6%	5%	2%	3%
Acquisitions/divestitures	5%	6%	2%	2%
Other	—%	—%	—%	4%
	10%	7%	2%	(1)%
The following tables provide sales by end-market and distribution method:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change	% of Sales		% Change
	2013	2012	Organic Sales	2013	2012	Organic Sales
Sales by End Markets
Manufacturing	22%	22%	—%	22%	23%	(5)%
Metals	15%	16%	—%	16%	16%	—%
Energy	7%	4%	—%	5%	3%	9%
Chemicals	16%	16%	4%	17%	17%	—%
Electronics	7%	8%	(6)%	7%	8%	—%
Healthcare	11%	12%	(7)%	11%	11%	(1)%
Food & Beverage	10%	10%	7%	9%	9%	—%
Aerospace	1%	1%	—%	1%	1%	—%
Other	11%	11%	(3)%	12%	12%	(6)%
	100%	100%		100%	100%

	Quarter Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2013	2012	2013	2012
Sales by Distribution Method
On- Site	19%	19%	19%	20%
Merchant	33%	33%	33%	33%
Packaged Gas	40%	42%	41%	42%
Other	8%	6%	7%	5%
	100%	100%	100%	100%

Europe segment sales of $386 million increased $34 million, or 10%, from the prior-year quarter. Cost pass-through reduced sales in the quarter by 2%. Excluding the effects of lower cost pass-through and the positive effects of currency translation, sales grew 6%, primarily from acquisitions. Overall volumes were comparable to the prior year, as volume growth from project starts in Russia was offset by lower base business volumes, primarily packaged gases in Spain and Italy. For the nine-month period sales increased $27 million, or 2% from the prior year, to $1,138 million. The positive impact of currency was offset by the lower cost pass-through noted above, and lower volumes in most European countries with the exception of Russia, Germany and Scandinavia.
Europe segment operating profit increased by $4 million, or 7%, for the third quarter. The volume impact was more than offset by higher pricing, acquisitions and currency translation. Cost reductions and productivity benefits outpaced inflation in most markets. For the nine month period, operating profit decreased 1% from prior year due to lower volumes, primarily packaged gas and refrigerants, in Spain and Italy, respectively. The impact of lower volumes was partially offset by the favorable impact of higher pricing and lower costs.
South America

	Quarter Ended September 30,			Nine Months Ended September 30,
	2013	2012	Variance	2013	2012	Variance
Sales	494	516	(4)%	1,561	1,598	(2)%
Cost of sales, exclusive of depreciation and amortization	271	294		867	921
Gross margin	223	222		694	677
Operating expenses	65	65		205	201
Depreciation and amortization	43	45		137	139
Operating profit	115	112	3%	352	337	4%
Margin %	23.3%	21.7%		22.5%	21.1%

	Quarter Ended September 30, 2013 vs. 2012		Nine Months Ended September 30, 2013 vs. 2012
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	3%	8%	4%	6%
Price	3%	15%	2%	11%
Cost pass-through	—%	—%	—%	—%
Currency	(10)%	(11)%	(8)%	(9)%
Acquisitions/divestitures	—%	—%	—%	—%
Other	—%	(9)%	—%	(4)%
	(4)%	3%	(2)%	4%

The following tables provide sales by end-market and distribution method:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change Organic Sales	% of Sales		% Change Organic Sales
	2013	2012		2013	2012
Sales by End Markets
Manufacturing	21%	22%	1%	22%	23%	2%
Metals	28%	28%	8%	29%	28%	8%
Energy	2%	4%	(10)%	2%	4%	—%
Chemicals	9%	6%	21%	9%	6%	18%
Electronics	—%	—%	—%	—%	—%	—%
Healthcare	17%	17%	9%	17%	16%	10%
Food & Beverage	12%	11%	10%	11%	12%	6%
Aerospace	—%	—%	—%	—%	—%	—
Other	11%	12%	(1)%	10%	11%	—%
	100%	100%		100%	100%

	Quarter Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2013	2012	2013	2012
Sales by Distribution Method
On- Site	24%	23%	24%	22%
Merchant	39%	38%	38%	38%
Packaged Gas	25%	25%	26%	27%
Other	12%	14%	12%	13%
	100%	100%	100%	100%
South America segment sales in the third quarter decreased $22 million or 4% versus the prior year. Excluding unfavorable currency translation impacts, sales grew 6% from higher volumes primarily to merchant and packaged gas customers and higher overall pricing. Sales growth came from most major end-markets including metals, manufacturing, chemicals, healthcare and food and beverage. For the nine month period sales decreased $37 million, or 2% from 2012. Underlying sales growth excluding negative currency impact and cost pass-through was 6% due to higher volumes and higher pricing.
South America segment operating profit increased $3 million, or 3%, in the third quarter and 14% excluding currency effects from higher volumes and higher pricing. For the nine months operating profit grew 13% excluding unfavorable currency impacts. The favorable operating leverage was due to volume growth and higher pricing across the region. Depreciation and amortization was comparable to the prior year as the start up of new on-site production facilities was more than offset by currency impacts.
Asia

	Quarter Ended September 30,			Nine Months Ended September 30,
	2013	2012	Variance	2013	2012	Variance
Sales	$385	$358	8%	$1,131	$1,040	9%
Cost of sales, exclusive of depreciation and amortization	249	249		745	707
Gross margin	136	109		386	333
Operating expenses	30	27		84	63
Depreciation and amortization	39	30		111	93
Operating profit	$67	$52	29%	$191	$177	8%
Margin %	17.4%	14.5%		16.9%	17.0%

	Quarter Ended September 30, 2013 vs. 2012		Nine Months Ended September 30, 2013 vs. 2012
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	10%	39%	10%	21%
Price	(1)%	(3)%	(1)%	(3)%
Cost pass-through	(1)%	—%	—%	—%
Currency	—%	—%	—%	—%
Acquisitions/divestitures	—%	—%	—%	—%
Other	—%	(7)%	—%	(10)%
	8%	29%	9%	8%
The following tables provide sales by end-market and distribution method:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change Organic Sales	% of Sales		% Change Organic Sales
	2013	2012		2013	2012
Sales by End Markets
Manufacturing	10%	11%	(5)%	11%	12%	5%
Metals	28%	24%	18%	27%	25%	17%
Energy	3%	—%	**	2%	—%	**
Chemicals	14%	11%	21%	13%	11%	27%
Electronics	33%	39%	(3)%	34%	38%	(2)%
Healthcare	1%	1%	32%	1%	1%	26%
Food & Beverage	2%	3%	(17)%	2%	3%	(17)%
Aerospace	—%	—%	—%	—%	—%	—%
Other	9%	11%	(4)%	10%	10%	8%
	100%	100%		100%	100%
 ** - not meaningful as base year is zero

	Quarter Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2013	2012	2013	2012
Sales by Distribution Method
On- Site	47%	42%	46%	41%
Merchant	28%	29%	29%	29%
Packaged Gas	11%	11%	11%	12%
Other	14%	18%	14%	18%
	100%	100%	100%	100%
Asia segment sales increased $27 million, or 8%, in the third quarter as compared to the prior year. The strong volume growth of 10% was driven by new on-site plant start-ups in China, India and Korea as well as stronger demand from existing customers in the metals, energy and chemicals markets. For the year-to-date period, sales increased $91 million, or 9%, for the same reasons discussed above.
Asia segment operating profit increased $15 million, or 29% for the third quarter 2013 as compared to the prior year. Strong on-site volume growth and a settlement of a prior-year receivable for $8 million ($3 million after-tax and noncontrolling interest) in China, partially offset by the impact of lower pricing, contributed to the growth in operating profit. Operating expenses are $3 million higher than the prior year quarter primarily due to inflationary increases in salary and other benefit costs. Depreciation and amortization expense increased $9 million as compared to the prior year quarter primarily due to new plant start-ups. Operating profit increased $14 million, or 8%, for the nine months ended September 30, 2013 as compared to the prior year. Higher volumes and the impact of the China contract settlement, resulted in a 21% increase for the nine months ended September 30, 2013. This increase was partially offset by a 3% decrease due to lower pricing, primarily liquid argon in China and electronic gas customers and the impact of inflationary increases in salary and other benefit costs and a prior year gain on land sale in Korea. In addition, Depreciation and amortization expense increased $18 million as compared to the prior year primarily due from additional depreciation from new plant start-ups.
Surface Technologies

	Quarter Ended September 30,			Nine Months Ended September 30,
	2013	2012	Variance	2013	2012	Variance
Sales	$160	$157	2%	$488	$494	(1)%
Cost of sales, exclusive of depreciation and amortization	103	105		315	325
Gross margin	57	52		173	169
Operating expenses	20	17		58	59
Depreciation and amortization	10	10		31	32
Operating profit	$27	$25	8%	$84	$78	8%
Margin %	16.9%	15.9%		17.2%	15.8%

	Quarter Ended September 30, 2013 vs. 2012		Nine Months Ended September 30, 2013 vs. 2012
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume/Price	1%	6%	—%	—%
Cost pass-through	—%	—%	—%	—%
Currency	1%	—%	(1)%	—%
Acquisitions/divestitures	—%	—%	—%	—%
Other	—%	2%	—%	8%
	2%	8%	(1)%	8%
The following table provides sales by end-market:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change	% of Sales		% Change
	2013	2012	Organic Sales	2013	2012	Organic Sales
Sales by End Markets
Manufacturing	14%	14%	(1)%	13%	14%	(4)%
Metals	8%	8%	6%	8%	8%	3%
Energy	28%	28%	(3)%	28%	28%	—%
Chemicals	2%	3%	(24)%	2%	3%	(16)%
Electronics	1%	1%	—%	1%	1%	—%
Healthcare	—%	—%	—%	—%	—%	—%
Food & Beverage	2%	2%	3%	3%	3%	(7)%
Aerospace	35%	35%	2%	34%	34%	—%
Other	10%	9%	11%	11%	9%	(1)%
	100%	100%		100%	100%
Surface Technologies segment sales increased $3 million, or 2%, in the quarter versus the prior-year period. Sales increased due to 1% organic growth and 1% positive currency impact due primarily to the strong Euro partially offset by the weaker Yen versus the U.S. Dollar. For the nine month period, underlying sales, excluding currency, were comparable to the prior-year period. Lower industrial coating volumes were partially offset by aviation and energy.
Surface Technologies segment operating profit increased $2 million, or 8%, in the third quarter and $6 million, or 8%, for the nine months ended September 30, 2013 versus the respective 2012 periods. The impact of higher pricing and lower costs primarily due to the prior year cost reduction program in Europe, offset the impact of lower overall volumes for both the quarter and year-to-date periods.

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
To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2013 Consolidated Sales (a)	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		September 30,	December 31,
Currency		2013	2012	2013	2012
Brazil real	14%	2.11	1.91	2.23	2.04
Euro	13%	0.76	0.78	0.74	0.76
Canada dollar	8%	1.02	1.01	1.03	0.99
Mexico peso	7%	12.67	13.32	13.09	13.05
China yuan	5%	6.18	6.31	6.12	6.29
Korea won	3%	1,105	1,144	1,075	1,073
India rupee	2%	57.18	53.17	62.62	54.85
Singapore dollar	1%	1.25	1.26	1.26	1.22
Argentina peso	1%	5.27	4.46	5.79	4.91
Colombia peso	<1%	1,853	1,794	1,908	1,768
Taiwan dollar	<1%	29.73	29.79	29.63	29.04
Thailand bhat	<1%	30.36	31.22	31.24	30.64
Venezuela bolivar (b)	<1%	5.87	4.30	6.30	4.30

(a)	Certain Surface Technologies segment sales are included in European, Indian and Brazilian sales.

(b)
On February 8, 2013, the Venezuelan government announced a devaluation of the Venezuelan Bolivar from an exchange rate of 4.30 to 6.30 effective February 13, 2013. See Note 2 to the condensed consolidated financial statements for a more detailed description of this item.

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Nine Months Ended September 30,
	2013	2012
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income - Praxair, Inc. plus depreciation and amortization	$2,103	$2,025
Noncontrolling interests	48	38
Net income plus depreciation and amortization (including noncontrolling interests)	2,151	2,063
Adjustments to reconcile net income to net cash provided by operating activities:
Venezuela currency devaluation and other charges (a)	23	52
Deferred income taxes	88	202
Working capital:
Accounts receivable	(139)	(107)
Inventory	(63)	(30)
Prepaid and other current assets	(54)	(106)
Payables and accruals	18	(75)
Pension contributions	(48)	(112)
Long-term assets, liabilities and other	(23)	(14)
Net cash provided by operating activities	$1,953	$1,873
INVESTING ACTIVITIES
Capital expenditures	(1,504)	(1,594)
Acquisitions, net of cash acquired	(1,311)	(109)
Divestitures and asset sales	65	77
Net cash used for investing activities	$(2,750)	$(1,626)
FINANCING ACTIVITIES
Debt increases (reductions) - net	1,670	583
Issuances (purchases) of common stock - net	(350)	(312)
Cash dividends - Praxair, Inc. shareholders	(531)	(492)
Excess tax benefit on share-based compensation	31	50
Noncontrolling interest transactions and other	(24)	(55)
Net cash (used for) provided by financing activities	$796	$(226)

(a)	See Note 2 to the condensed consolidated financial statements.
Cash Flow from Operations
Cash provided by operations of $1,953 million for the nine months ended September 30, 2013 increased $80 million versus 2012. The increase was primarily due to lower working capital requirements and pension contributions compared to the prior-year period, partially offset by lower deferred taxes primarily due to the timing of estimated tax payments.
Praxair estimates that total 2013 contributions to its pension plans will be in the area of $50 million, of which $48 million have been made through September 30, 2013. At a minimum, Praxair contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the amount and timing of discretionary contributions from year to year.

Investing
Net cash used for investing of $2,750 million for the nine months ended September 30, 2013 increased $1,124 million versus 2012 primarily due to acquisitions of NuCO2 and Dominion Technology Gases (see Note 3 to the condensed consolidated financial statements).
Financing
Cash provided by financing activities was $796 million for the nine-month period. Net debt increased by $1,670 million primarily to fund acquisitions and capital expenditures. Cash dividends increased $39 million due to an increase in dividends per share from $1.65 to $1.80.
In February 2013, Praxair issued $400 million of 0.75% notes due 2016 and $500 million of 2.70% notes due 2023. In March 2013, Praxair issued $500 million of 1.20% notes due 2018. In April 2013, Praxair issued $475 million of 1.25% notes due 2018 and $175 million of 3.55% notes due 2042. In June 2013, Praxair repaid $350 million of 3.95% notes and $500 million of 2.125% notes that became due.

Other Financial Data

Praxair's debt to capital ratio was 56.4% at September 30, 2013 versus 51.9% at December 31, 2012. This increase is attributable to higher debt levels, primarily to fund acquisitions and capital expenditures.

After-tax return on capital ("ROC") decreased to 12.8% for the four-quarter trailing period ended September 30, 2013 versus 14.2% for the 2012 period. This decrease reflects capital expenditures for plants that have not yet started or are just beginning to ramp-up, as well as the acquisition expenditures, primarily NuCO2 (see Note 3 to the condensed consolidated financial statements).

Return on equity ("ROE") for the four-quarter trailing period ended September 30, 2013 remained strong at 28.4%.

See the "Non-GAAP Financial Measures" section below for definitions and reconciliations of these non-GAAP measures to reported GAAP amounts.
Legal Proceedings
See Note 12 to the condensed consolidated financial statements.
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
The following are the non-GAAP measures presented in the MD&A:

	September 30,
(Dollar amounts in millions, except per share data)	2013	2012
Debt-to-capital	56.4%	51.9%	[1]
After-tax return on capital	12.8%	14.2%
Return on equity	28.4%	29.2%
Debt-to-adjusted EBITDA	2.2	1.9

	Quarter Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Adjusted amounts: [2]
Operating profit	$679	623	$1,967	1,886
As a percent of sales	22.5%	22.5%	22.1%	22.4%
Effective tax rate	27.9%	27.9%	28.0%	28.0%
Net income - Praxair, Inc.	$451	419	$1,310	1,267
Diluted earnings per share	$1.51	1.39	$4.38	4.19

1	As of December 31, 2012.

2
The adjusted amounts for 2013 do not include the impact of the first quarter Venezuela currency devaluation of $23 million ($23 million net of tax) and the third-quarter pension settlement charge of $9 million ($6 million net of tax). The non-GAAP adjustments for 2012 relate to the third-quarter cost reduction program and other charges of $65 million ($44 million net of tax) and a tax benefit of $55 million related to the divestiture of the U.S. Homecare business (See Note 2 to the condensed consolidated financial statements).

Debt-to-Capital Ratio
The debt-to-capital ratio is a measure used by investors, financial analysts and management to provide a measure of financial leverage and insights into how the company is financing its operations.

	September 30, 2013		December 31, 2012
(Dollar amounts in millions)
Debt	$9,026		$7,362
Less: cash and cash equivalents	(134)		(157)
Net debt	8,892		7,205
Equity and redeemable noncontrolling interests
Redeemable noncontrolling interests	290		252
Praxair, Inc. shareholders’ equity	6,210		6,064
Noncontrolling interests	365		357
Total equity and redeemable noncontrolling interests	6,865	—	6,673
Capital	$15,757		$13,878
DEBT-TO-CAPITAL RATIO	56.4%		51.9%

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

	2013			2012
	Four Quarter Trailing	Nine Months Ended	Three Months Ended	Four Quarter Trailing	Nine Months Ended	Three Months Ended
		September 30, 2013	December 31, 2012		September 30, 2012	December 31, 2011
(Dollar amounts in millions)
Adjusted operating profit (see below)	$2,583	$1,967	$616	$2,505	$1,886	$619
Less: adjusted income taxes (see below)	(678)	(516)	(162)	(660)	(498)	(162)
Less: tax benefit on interest expense*	(43)	(33)	(10)	(40)	(29)	(11)
Add: equity income	38	29	9	32	25	7
Net operating profit after-tax (NOPAT)	$1,900	$1,447	$453	$1,837	$1,384	$453
Capital:
September 30th, 2013 & 2012	$15,757			$13,617
June 30th, 2013 & 2012	$15,548			$13,017
March 31st, 2013 & 2012	$15,344			$13,248
December 31st, 2012 & 2011	$13,878			$12,489
September 30th, 2012 & 2011	$13,617			$12,306
Five-quarter average	$14,829			$12,935
After-tax ROC	12.8%			14.2%

*	Tax benefit on interest expense is computed using the effective rate. The effective tax rate used was 28% for 2013 and 2012.

Return on Praxair, Inc. Shareholders’ Equity (ROE)
Return on Praxair, Inc. shareholders’ equity is a measure used by investors, financial analysts and management to evaluate operating performance from a Praxair shareholder perspective. ROE measures the net income attributable to Praxair, Inc. that the company was able to generate with the money shareholders have invested.

	2013			2012
	Four Quarter Trailing	Nine Months Ended	Three Months Ended	Four Quarter Trailing	Nine Months Ended	Three Months Ended
		September 30, 2013	December 31, 2012		September 30, 2012	December 31, 2011
(Dollar amounts in millions)
Adjusted Net income - Praxair, Inc. (see below)	$1,724	$1,310	$414	$1,681	$1,267	$414
Praxair, Inc. shareholders’ equity
September 30th, 2013 & 2012	$6,210			$6,015
June 30th, 2013 & 2012	$5,928			$5,615
March 31st, 2013 & 2012	$6,169			$5,940
December 31st, 2012 & 2011	$6,064			$5,488
September 30th, 2012 & 2011	$6,015			$5,753
Five-quarter average	$6,077			$5,762
ROE	28.4%			29.2%

Adjusted EBITDA and Debt-to-Adjusted EBITDA Ratio
These measures are used by investors, financial analysts and management to assess a company’s ability to meet its financial obligations.

	2013			2012
	Four Quarter Trailing	Nine Months Ended	Three Months Ended	Four Quarter Trailing	Nine Months Ended	Three Months Ended
		September 30, 2013	December 31, 2012		September 30, 2012	December 31, 2011
(Dollar amounts in millions)
Adjusted net income - Praxair, Inc. (see below)	$1,724	$1,310	$414	$1,681	$1,267	$414
Add: adjusted noncontrolling interest (see below)	62	48	14	52	40	12
Add: interest expense - net	157	122	35	144	106	38
Add: adjusted income taxes (see below)	678	516	162	660	498	162
Add: depreciation and amortization	1,076	822	254	996	747	249
Adjusted EBITDA	$3,697	$2,818	$879	$3,533	$2,658	$875
Net Debt:
September 30th, 2013 & 2012	$8,892			$7,028
June 30th, 2013 & 2012	$9,004			$6,891
March 31st, 2013 & 2012	$8,563			$6,749
December 31st, 2012 & 2011	$7,205			$6,472
September 30th, 2012 & 2011	$7,028			$6,185
Five-quarter average	$8,138			$6,665
DEBT-TO-ADJUSTED EBITDA RATIO	2.2			1.9

Adjusted Amounts
Adjusted amounts for the quarter ended September 30, 2013 exclude the impact of a pension settlement charge. Additionally adjusted amounts for the nine months ended September 30, 2013 exclude the impact of the Venezuela currency devaluation in the first quarter. Adjusted amounts for the quarter and nine month period ended September 30, 2012 exclude the impact of the pension settlement charge, cost reduction program and income tax benefit. The company does not believe these items are indicative of on-going business trends and, accordingly, the impact is excluded from the reported amounts so that investors can better evaluate and analyze historical and future business trends on a consistent basis. Amounts for the fourth quarter 2012 and 2011 have been included for reference purposes and to facilitate the calculations contained herein.

	Quarter Ended September 30,		Nine Months Ended September 30,		Quarter Ended December 31,	Quarter Ended December 31,
(Dollar amounts in millions, except per share data)	2013	2012	2013	2012	2012	2011
Adjusted Operating Profit
Reported operating profit	$670	$558	$1,935	$1,821	$616	$618
Add: Venezuela currency devaluation	—	—	23	—	—	—
Add: Pension settlement charge	9	9	9	9	—	—
Add: Cost reduction program	—	56	—	56	—	40
Less: Gain on acquisition	—	—	—	—	—	(39)
Total adjustments	9	65	32	65	—	1
Adjusted operating profit	$679	$623	$1,967	$1,886	$616	$619
Reported percent change	20%		6%
Adjusted percent change	9%		4%
Adjusted Income Taxes and Effective Tax Rate
Reported income taxes	$175	$90	$513	$424	$162	$156
Add: Venezuela currency devaluation	—	—	—	—	—	—
Add: Pension settlement charge	3	3	3	3	—	—
Add: Income tax benefit	—	55	—	55	—	—
Add: Cost reduction program	—	16	—	16	—	9
Less: Gain on acquisition	—	—	—	—	—	(3)
Total adjustments	3	74	3	74	—	6
Adjusted income taxes	$178	$164	$516	$498	$162	$162

	Quarter Ended September 30,		Nine Months Ended September 30,		Quarter Ended December 31,	Quarter Ended December 31,
(Dollar amounts in millions, except per share data)	2013	2012	2013	2012	2012	2011
Adjusted Effective Tax Rate
Reported income before income taxes and equity investments	$629	$522	$1,813	$1,715	$581	$580
Add: Venezuela currency devaluation	—	—	23	—	—	—
Add: Pension settlement charge	9	9	9	9	—	—
Add: Cost reduction program	—	56	—	56	—	40
Less: Gain on acquisition	—	—	—	—	—	(39)
Total adjustments	9	65	32	65	—	1
Adjusted income before income taxes and equity investments	$638	$587	$1,845	$1,780	$581	$581
Adjusted effective tax rate	27.9%	27.9%	28.0%	28.0%	27.9%	27.9%
Adjusted Noncontrolling Interests
Reported noncontrolling interests	$17	$10	$48	$38	$14	$11
Add: Cost reduction program	—	2	—	2	—	—
Add: Gain on acquisition	—	—	—	—	—	1
Total adjustments	—	2	—	2	—	1
Adjusted Noncontrolling Interests	$17	$12	$48	$40	$14	$12
Adjusted Net Income - Praxair, Inc.
Reported net income - Praxair, Inc.	$445	$430	$1,281	$1,278	$414	$420
Add: Venezuela currency devaluation	—	—	23	—	—	—
Add: Pension settlement charge	6	6	6	6	—	—
Less: Income tax benefit	—	(55)	—	(55)	—	—
Add: Cost reduction program	—	38	—	38	—	31
Less: Gain on acquisition	—	—	—	—	—	(37)
Total adjustments	6	(11)	29	(11)	—	(6)
Adjusted net income - Praxair, Inc.	$451	$419	$1,310	$1,267	$414	$414
Reported percent change	3%		—%
Adjusted percent change	8%		3%

Adjusted Diluted Earnings Per Share
Reported diluted earnings per share	$1.49	$1.43	$4.28	$4.23	1.38	$1.38
Add: Venezuela currency devaluation	—	—	0.08	—	—	—
Add: Pension settlement charge	0.02	0.02	0.02	0.02	—	—
Less: Income tax benefit	—	(0.18)	—	(0.18)	—	—
Add: Cost reduction program	—	0.12	—	0.12		0.10
Less: Gain on acquisition	—	—	—	—	—	(0.12)
Total adjustments	0.02	(0.04)	0.10	(0.04)	—	(0.02)
Adjusted diluted earnings per share	$1.51	$1.39	$4.38	$4.19	$1.38	$1.36
Reported percent change	4%		1%
Adjusted percent change	9%		5%

Adjusted Full Year 2013 Diluted EPS Guidance

	Full Year 2013
	Low End	High End
Diluted EPS guidance - GAAP	$5.80	$5.85
Non-GAAP adjustments:
Add: Venezuela currency devaluation	0.08	0.08
Add: Pension settlement	$0.02	$0.02
Adjusted diluted EPS - Non-GAAP	$5.90	$5.95
Contractual Obligations Update
Refer to Note 12 to the condensed consolidated financial statements.
New Accounting Standards
Refer to Note 1 of the condensed consolidated financial statements.
Outlook
Diluted earnings per share for the fourth quarter of 2013 are expected to be in the range of $1.52 to $1.57.
Reported diluted earnings per share for the full year 2013 are expected to be in the range of $5.80 to $5.85. Non-GAAP adjusted diluted earnings per share for the full year 2013 are expected to be in the range of $5.90 to $5.95 which excludes the impact of the Venezuela currency devaluation in the first quarter and the pension settlement charge recorded in the third quarter and assumes an adjusted effective tax rate of about 28%.
For the full year of 2013, Praxair expects sales in the area of $12.0 billion. Full-year capital expenditures are expected to be approximately $1.9 billion.

The company’s core business is to build, own, and operate industrial gas plants in order to supply atmospheric and process gases to customers. As such, Praxair believes that its backlog is an indicator of future sales growth. At September 30, 2013, Praxair’s backlog of 35 large projects under construction was $2 billion. This represents the total estimated capital cost of large plants under construction. About 40% of this project backlog is in North America and another 40% is in Asia, which includes projects in China, India and Korea. The rest is in Europe, primarily Russia, and South America. The projects will serve customers in the energy, chemical, manufacturing, electronics and metals markets.
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
Praxair has substantial international operations which are subject to risks including devaluations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest, possible nationalization and/or expropriation of assets, domestic and international tax laws and compliance with governmental regulations. These events could have an adverse effect on the international operations in the future by reducing the demand for its products, decreasing the prices at which it can sell its products, reducing the U.S. dollar value of revenue from international operations or otherwise having an adverse effect on its business. In particular, due to government actions related to business and currency regulations, there is considerable risk associated with operations in Venezuela. At September 30, 2013, Praxair’s sales and net assets in Venezuela were less than 1% of Praxair’s consolidated amounts. Also, the Company is monitoring developments regarding the collectability of government receivables from healthcare sales to public hospitals in Spain and Italy where economic conditions remain challenging and uncertain. Historically, collection of such government receivables has extended well beyond the contractual terms of sale; however, payment has always been received. At September 30, 2013, government receivables in Spain and Italy totaled about $110 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended September 30, 2013 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Program (2) (Millions)
July 2013	221	$116.93	221	$621
August 2013	550	$118.53	550	$556
September 2013	204	$119.73	204	$532
Third Quarter 2013	975	$118.42	975	$532

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

(2)	As of September 30, 2013, the Company purchased $968 million of its common stock pursuant to the 2012 program, leaving an additional $532 million remaining authorized under the 2012 program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

(a)	Exhibits

10.01
Commitment Increase Agreement, dated as of September 30, 2013, among the Company, the lenders party thereto, the issuing lenders referred to therein and Bank of America, N.A., as Administrative Agent, was filed as Exhibit 10.1 to the Company’s current report on Form 8-K dated October 2, 2013 and is incorporated herein by reference.

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

PRAXAIR, INC.

(Registrant)

Date: October 30, 2013	By: /s/ Elizabeth T. Hirsch

Elizabeth T. Hirsch
Vice President and Controller
(On behalf of the Registrant
and as Chief Accounting Officer)