Form 10-K
period 2013-12-31
PRAXAIR INC
filed 2014-02-25
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
___________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Large accelerated filer  ☑    Accelerated filer  ☐    Non- accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2013, was approximately $34 billion (based on the closing sale price of the stock on that date as reported on the New York Stock Exchange).
At January 31, 2014, 293,974,931 shares of common stock of Praxair, Inc. were outstanding.
Documents incorporated by reference:
Portions of the Proxy Statement of Praxair, Inc., for its 2014 Annual Meeting of Shareholders, are incorporated in Part III of this report.

PRAXAIR, INC.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2013

Praxair, Inc. and Subsidiaries
PART I
ITEM 1.     BUSINESS
General
Praxair, Inc. (Praxair or the company) was founded in 1907 and became an independent publicly traded company in 1992. Praxair was the first company in the United States to produce oxygen from air using a cryogenic process and continues to be a major technological innovator in the industrial gases industry.
Praxair is the largest industrial gas supplier in North and South America, is rapidly growing in Asia, and has strong, well-established businesses in Europe. Praxair’s primary products in its industrial gases business are atmospheric gases (oxygen, nitrogen, argon, rare gases) and process gases (carbon dioxide, helium, hydrogen, electronic gases, specialty gases, acetylene). The company also designs, engineers, and builds equipment that produces industrial gases primarily for internal use. The company’s surface technologies segment, operated through Praxair Surface Technologies, Inc., supplies wear-resistant and high-temperature corrosion-resistant metallic and ceramic coatings and powders. Praxair’s sales were $11,925 million, $11,224 million, and $11,252 million for 2013, 2012, and 2011, respectively. Refer to Note 18 to the consolidated financial statements for additional information related to Praxair’s reportable segments.
Praxair serves approximately 25 industries as diverse as healthcare, petroleum refining, computer-chip manufacturing, beverage carbonation, fiber-optics, steel making, aerospace, chemicals and water treatment. In 2013, 95% of sales were generated in four geographic segments (North America, Europe, South America and Asia) primarily from the sale of industrial gases, with the balance generated from the surface technologies segment. Praxair provides a competitive advantage to its customers by continuously developing new products and applications, which allow them to improve their productivity, energy efficiency and environmental performance.
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
Industrial Gases Distribution
There are three basic distribution methods for industrial gases: (i) on-site or tonnage; (ii) merchant or bulk liquid; and (iii) packaged or cylinder gases. These distribution methods are often integrated, with products from all three supply modes coming from the same plant. The method of supply is generally determined by the lowest cost means of meeting the customer’s needs, depending upon factors such as volume requirements, purity, pattern of usage, and the form in which the product is used (as a gas or as a cryogenic liquid). Additionally, Praxair provides a number of services, such as maintenance of equipment, which are ancillary to the process of supplying product to customers.
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
Merchant. The merchant business is generally associated with distributable liquid oxygen, nitrogen, argon, carbon dioxide, hydrogen and helium. The deliveries generally are made from Praxair’s plants by tanker trucks to storage containers at the customer's site which are owned and maintained by Praxair and leased to the customer. Due to distribution cost, merchant oxygen and nitrogen generally have a relatively small distribution radius from the plants at which they are produced. Merchant argon, hydrogen and helium can be shipped much longer distances. The customer agreements used in the merchant business are usually three-to five-year requirement contracts.
Packaged Gases. Customers requiring small volumes are supplied products in metal containers called cylinders, under medium to high pressure. Packaged gases include atmospheric gases, carbon dioxide, hydrogen, helium, acetylene and related. Praxair also produces and distributes in cylinders a wide range of specialty gases and mixtures. Cylinders may be delivered to the customer’s site or picked up by the customer at a packaging facility or retail store. Packaged gases are generally sold under one to three-year supply contracts and through purchase orders.
A substantial amount of the cylinder gases sold in the United States is distributed by independent distributors that buy merchant gases in liquid form and repackage the products in their facilities. Packaged gas distributors, including Praxair, also distribute hardgoods and welding equipment purchased from independent manufacturers. Over time, Praxair has acquired a number of independent industrial gases and welding products distributors at various locations in the United States and continues to sell merchant gases to other independent distributors. Between its own distribution business, joint ventures and sales to independent distributors, Praxair is represented in 48 states, the District of Columbia and Puerto Rico.
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
International – Praxair is a global enterprise with approximately 60% of its 2013 sales outside of the United States. It conducts industrial gases business through consolidated companies in Argentina, Bahrain, Belgium, Bolivia, Brazil, Canada, Chile, China, Colombia, Costa Rica, Denmark, Dominican Republic, France, Germany, Ghana, India, Italy, Japan, Mexico, the Netherlands, Norway, Paraguay, Peru, Portugal, Puerto Rico, Russia, South Korea, Spain, Sweden, Taiwan, Thailand, United Arab Emirates, the United Kingdom, Uruguay and Venezuela. Societa Italiana Acetilene & Derivati S.p.A. ("S.I.A.D."), an Italian company accounted for as an equity company, also has established positions in Austria, Bosnia, Bulgaria, Croatia, the Czech Republic, Hungary, Romania, Russia, Serbia, Slovakia, Slovenia and Ukraine. Refrigeration and Oxygen Company Limited ("ROC"), a Middle Eastern company accounted for as an equity company, has operations in the United Arab Emirates, Kuwait and Qatar. Praxair’s surface technologies segment has operations in Brazil, Canada, China, France, Germany, India, Italy, Japan, Singapore, South Korea and the United Kingdom.
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
Major competitors in the industrial gases industry both in the United States and worldwide include Air Products and Chemicals, Inc., Airgas Inc., L’Air Liquide S.A., and Linde AG. Principal competitors for the surface businesses are Chromalloy Gas Turbine Corporation, a subsidiary of Sequa Corporation, Bodycote, PLC, and Sulzer Ltd. There are other surface coating competitors that compete on a local geography basis.
Employees and Labor Relations – As of December 31, 2013, Praxair had 27,560 employees worldwide. Of this number, 10,298 are employed in the United States. Praxair has collective bargaining agreements with unions at numerous locations throughout the world, which expire at various dates. Praxair considers relations with its employees to be good.
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
Stephen F. Angel, 58, is Chairman and Chief Executive Officer of Praxair, Inc. since 2007. Before this, Mr. Angel served as President & Chief Operating Officer from March to December 2006, and as Executive Vice President from 2001 to March 2006. Prior to joining Praxair in 2001, Mr. Angel spent 22 years in a variety of management positions with General Electric. Mr. Angel is a director of PPG Industries, Inc., (where he serves on the Compensation Committee, and the Technology and Environment Committee). He is also a member of The Business Council and the U.S. - Brazil CEO Forum and is a former director of the American Chemistry Council and the U.S. - China Business Council.
James T. Breedlove, 66, is Senior Vice President, General Counsel and Secretary of Praxair, Inc. and served as Vice President, General Counsel and Secretary from 2004 to 2006. Prior to joining Praxair in 2004, Mr. Breedlove was Senior Vice President and General Counsel at GE Equipment Services from 2002, and from 1992 to 2002 he served as a Senior Vice President of a division of General Electric Capital Corp.
Elizabeth T. Hirsch, 60, is Vice President and Controller of Praxair, Inc. since December 2010. Prior to becoming Controller, she served as Praxair’s Director of Investor Relations since 2002 and as Vice President of Investor Relations since October 2010. She joined Praxair in 1995 as Director of Corporate Finance and later served as Assistant Treasurer. Previously, she had fifteen years of experience in corporate banking, primarily at Manufacturers Hanover Trust Company.

Eduardo F. Menezes, 50, was promoted to Executive Vice President from Senior Vice President in 2012. He oversees Praxair’s businesses in Europe, Mexico, and South America. From 2010 to March 2011, he was a Vice President of Praxair with responsibility for the North American Industrial Gases business. From 2007 to 2010, he was President of Praxair Europe. He served as Managing Director of Praxair’s business in Mexico from 2004 to 2007, as Vice President and General Manager for Praxair Distribution, Inc. from 2003 to 2004 and as Vice President, U.S. West Region, for North American Industrial Gases, from 2000 to 2003.
Anne K. Roby, 49, was appointed Senior Vice President effective January 1, 2014. She is responsible for Global Supply Systems, Research & Development, Global Market Development, Global Operations Excellence, Global Procurement, Sustainability and Safety, Health and Environment. From 2011-2013, she served as President Praxair Asia, responsible for Praxair’s industrial gases business in China, India, South Korea and Thailand as well as the electronics market globally. In 2010, Ms. Roby became President of Praxair Electronics, after having served as Vice President, Global Sales, for Praxair from 2009 - 2010. Prior to this, she was Vice President of the U.S. South Region from 2006 - 2009. Ms. Roby joined Praxair in 1991 as a development associate in the Company’s R&D organization and was promoted to other positions of increasing responsibility.
Sally A. Savoia, 58, is Vice President, Human Resources of Praxair since 2002. She joined Praxair in 1981, holding positions in marketing, operations and quality before being named business manager, merchant gases, North America, in 1989. In 1993, she was named associate director, Investor Relations, and the following year became director of Praxair’s worldwide re-engineering and quality programs. She was named vice president and general manager, Helium and Rare gases, in 1996 and became vice president, Healthcare, in 1998.
Scott E. Telesz, 46, was promoted to Executive Vice President from Senior Vice President in 2012. He is responsible for Praxair’s U.S. atmospheric gases businesses, Praxair Canada and Praxair Surface Technologies. Before joining Praxair in 2010, he was a Vice President from 2007 to 2010 of SABIC Innovative Plastics, a major division of Riyadh-based Saudi Basic Industries Corporation, a global manufacturer of chemicals, fertilizers, plastics and metals. From 1998 to 2007, he held a variety of general management positions with General Electric, and from 1989 to 1998, Mr. Telesz held several positions, including Engagement Manager in the United States and Australia, with McKinsey & Company.
Matthew J. White, 41, was appointed Senior Vice President and Chief Financial Officer effective January 1, 2014. From 2011 through 2013 he was President of Praxair Canada. Mr. White joined Praxair in 2004 as finance director of Praxair’s largest business unit, North American Industrial Gases. In 2008, he became Vice President and Controller of Praxair, Inc. , and then was named Vice President and Treasurer in 2010. Before joining Praxair, he was vice president finance, at Fisher Scientific and before that held various financial positions, including group controller, at GenTek, a manufacturing and performance chemicals company.
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
Energy is the single largest cost item in the production and distribution of industrial gases. Most of Praxair’s energy requirements are in the form of electricity, natural gas and diesel fuel for distribution. Praxair attempts to minimize the financial impact of variability in these costs through the management of customer contracts and energy efficiency initiatives. Large customer contracts typically have escalation and pass-through clauses to recover energy and feedstock costs. Such attempts may not successfully mitigate cost variability which could negatively impact its financial condition or results of operations. The supply of energy has not been a significant issue in the geographic areas where Praxair conducts business. However, regional energy conditions are unpredictable and may pose future risk.
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
Praxair has substantial international operations which are subject to risks including devaluations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest, possible nationalization and/or expropriation of assets, domestic and international tax laws and compliance with governmental regulations. These events could have an adverse effect on the international operations in the future by reducing the demand for its products, decreasing the prices at which it can sell its products, reducing the U.S. dollar value of revenue from international operations or otherwise having an adverse effect on its business. In particular, due to government actions related to business and currency regulations, there is considerable risk associated with operations in Venezuela (see Note 2 to the consolidated financial statements). At December 31, 2013, Praxair’s sales and net assets in Venezuela were less than 1% of Praxair’s consolidated amounts. Also, the Company is monitoring developments regarding the collectability of government receivables from healthcare sales to public hospitals in Spain and Italy where economic conditions have been challenging and uncertain. Historically, collection of such government receivables has extended well beyond the contractual terms of sale; however, payment has always been received. At December 31, 2013, government receivables in Spain and Italy totaled about $82 million.
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
Changes in these or other regulatory areas may impact the company’s profitability, may require the company to spend additional resources to comply with the regulations, or may restrict the company’s ability to compete effectively in the marketplace. Noncompliance with such laws and regulations could result in penalties or sanctions that could have an adverse impact on the company’s financial results. Environmental protection is discussed further below.
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
The occurrence of catastrophic events or natural disasters such as extreme weather, hurricanes, floods, health epidemics, acts of war or terrorism, could disrupt or delay the company’s ability to produce and distribute its products to customers and could potentially expose the company to third-party liability claims. In addition, such events could impact the company’s customers and suppliers resulting in temporary or long-term outages and/or the limitation of supply of energy and other raw materials used in normal business operations. These situations are outside the company’s control and may have a significant adverse impact on the company’s financial results.
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
Praxair’s research and development is directed toward developing new and improved methods for the production and distribution of industrial gases and the development of new markets and applications for the use of these gases. This results in the frequent introduction of new industrial gas applications and the development of new advanced air separation process technologies. The company also conducts research and development for its surface technologies to improve the quality and durability of coatings and the use of specialty powders for new applications and industries. As a result of these efforts, the company develops new and proprietary technologies and employs necessary measures to protect such technologies within the global geographies in which the company operates. These technologies help Praxair to create a competitive advantage and to provide a platform for the company to grow its business. If Praxair’s research and development activities do not keep pace with competitors or if it does not create new technologies that benefit customers, future results of operations could be adversely affected.
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
Information Technology Systems – The Company may be subject to information technology system ("IT") failures, network disruptions and breaches in data security.
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
The following is a description of production facilities for Praxair by segment. No significant portion of these assets was leased at December 31, 2013. Generally, these facilities are fully utilized and are sufficient to meet our manufacturing needs.
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
Europe
The Europe segment has production facilities primarily in Italy, Spain, Germany, the Benelux region, France, Scandinavia and Russia which include more than 60 cryogenic air separation plants. There are three major pipeline complexes in Europe located in Northern Spain and the Rhine and Saar regions of Germany. These pipeline complexes are primarily supplied by cryogenic air separation plants. Also located throughout Europe are specialty gas plants, packaged gas facilities and other smaller plant facilities.

South America
The South America segment operates more than 50 cryogenic air separation plants, primarily located in Brazil. Many of these plants support a major pipeline complex in Southern Brazil. Also located throughout South America are carbon dioxide plants, packaged gas facilities and other smaller plant facilities.
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
The principal market for the company’s common stock (ticker symbol: PX) is the New York Stock Exchange ("NYSE"). At December 31, 2013 there were 13,964 shareholders of record.
NYSE quarterly stock price and dividend information

Market Price	Trading High	Trading Low	Close	Dividend Per Share
2013
First Quarter	$114.64	$109.08	$111.54	$0.60
Second Quarter	$120.16	$107.69	$115.16	$0.60
Third Quarter	$124.41	$113.20	$120.21	$0.60
Fourth Quarter	$130.58	$117.54	$130.03	$0.60
2012
First Quarter	$114.89	$103.54	$114.64	$0.55
Second Quarter	$116.92	$101.93	$108.73	$0.55
Third Quarter	$110.27	$102.00	$103.88	$0.55
Fourth Quarter	$110.91	$102.84	$109.45	$0.55
Praxair’s annual dividend on its common stock for 2013 was $2.40 per share. On January 28, 2014, Praxair’s Board of Directors declared a dividend of $0.65 per share for the first quarter of 2014, or $2.60 per share annualized, which may be changed as Praxair’s earnings and business prospects warrant. The declaration of dividends is a business decision made by the Board of Directors based on Praxair’s earnings and financial condition and other factors the Board of Directors considers relevant.
Purchases of Equity Securities – Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the three months ended December 31, 2013 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
October 2013	207	$121.91	207	$507
November 2013	411	$125.10	411	$456
December 2013	393	$123.98	393	$407
Fourth Quarter 2013	1,011	$124.01	1,011	$407

________________________

(1)
On January 24, 2012, the Company’s board of directors approved the repurchase of $1.5 billion of its common stock ("2012 program") which could take place from time to time on the open market (which could include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions. The 2012 program does not have any stated expiration date. As of December 31, 2013, the Company had purchased $1,093 million of its common stock pursuant to the 2012 program, leaving an additional $407 million remaining authorized under the 2012 program.

(2)
On January 28, 2014, the Company’s board of directors approved the repurchase of $1.5 billion of its common stock ("2014 program") which could take place from time to time on the open market (which could include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions. The 2014 program does not have any stated expiration date. The 2014 program is in addition to the 2012 program.

Peer Performance Table – The graph below compares the most recent five-year cumulative returns of Praxair’s common stock with those of the Standard & Poor’s 500 Index ("SPX") and the S5 Materials Index ("S5MATR") which covers 30 companies, including Praxair. The figures assume an initial investment of $100 on December 31, 2008 and that all dividends have been reinvested.

	2008	2009	2010	2011	2012	2013
PX	$100	$138	$168	$192	$201	$243
SPX	$100	$126	$146	$149	$172	$228
S5MATR	$100	$149	$182	$164	$189	$238

ITEM 6.      SELECTED FINANCIAL DATA
FIVE-YEAR FINANCIAL SUMMARY
(Dollar amounts in millions, except per share data)

Year Ended December 31,	2013(a)	2012(a)	2011(a)	2010(a)	2009(a)
From the Consolidated Statements of Income
Sales	$11,925	$11,224	$11,252	$10,116	$8,956
Cost of sales, exclusive of depreciation and amortization	6,744	6,396	6,458	5,754	5,032
Selling, general and administrative	1,349	1,270	1,239	1,196	1,088
Depreciation and amortization	1,109	1,001	1,003	925	846
Research and development	98	98	90	79	74
Venezuela currency devaluation and other charges – net	32	65	1	85	306
Other income (expenses) – net	32	43	7	5	(35)
Operating profit	2,625	2,437	2,468	2,082	1,575
Interest expense – net	178	141	145	118	133
Income before income taxes and equity investments	2,447	2,296	2,323	1,964	1,442
Income taxes	649	586	641	768	169
Income before equity investments	1,798	1,710	1,682	1,196	1,273
Income from equity investments	38	34	40	38	24
Net income (including noncontrolling interests)	1,836	1,744	1,722	1,234	1,297
Noncontrolling interests	(81)	(52)	(50)	(39)	(43)
Net income – Praxair, Inc.	$1,755	$1,692	$1,672	$1,195	$1,254
Per Share Data – Praxair, Inc. Shareholders
Basic earnings per share	$5.94	$5.67	$5.53	$3.90	$4.08
Diluted earnings per share	$5.87	$5.61	$5.45	$3.84	$4.01
Cash dividends per share	$2.40	$2.20	$2.00	$1.80	$1.60
Weighted Average Shares Outstanding (000’s)
Basic shares outstanding	295,523	298,316	302,237	306,720	307,676
Diluted shares outstanding	298,965	301,845	306,722	311,395	312,382
Other Information and Ratios
Total assets	$20,255	$18,090	$16,356	$15,274	$14,317
Total debt	$8,811	$7,362	$6,562	$5,557	$5,055
Cash flow from operations	$2,917	$2,752	$2,455	$1,905	$2,168
Capital expenditures	$2,020	$2,180	$1,797	$1,388	$1,352
Acquisitions, net of cash acquired	$1,323	$280	$294	$148	$131
After-tax return on capital (b)	12.8%	13.9%	14.8%	14.5%	13.9%
Return on equity (b)	28.6%	28.9%	28.1%	26.4%	27.0%
Debt-to-capital ratio (b)	54.3%	51.9%	51.8%	47.3%	47.0%
Debt-to-adjusted EBITDA (b)	2.2	1.9	1.7	1.6	1.8
Shares outstanding (000’s)	294,134	296,229	298,530	303,997	306,478
Number of employees	27,560	26,539	26,184	26,261	26,164

________________________

(a)
Amounts for 2013 include: (i) a pre-tax charge of $23 million ($23 million after-tax) related to the Venezuela currency devaluation; (ii) a pre-tax charge of $9 million ($6 million after-tax) related to pension settlements; (iii) an income tax benefit of $40 million ($24 million net of noncontrolling interests) related to a realignment of the Italian legal structure; and (iv) a pre-tax charge of $18 million ($12 million after-tax) related to a bond redemption .

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
Amounts for 2011 include: (i) a pre-tax net gain on acquisition of $39 million ($37 million net income – Praxair, Inc.); and (ii) a pre-tax charge of $40 million ($31 million net income – Praxair, Inc.) relating to the 2011 cost reduction program.

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
See Notes 2, 5 and 11 to the consolidated financial statements.

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
BUSINESS OVERVIEW
Praxair is the largest industrial gases supplier in North and South America, is rapidly growing in Asia, and has strong, well-established businesses in Europe. The company’s primary products are oxygen, hydrogen, nitrogen, argon, carbon dioxide, helium, electronic gases and a wide range of specialty gases. Praxair Surface Technologies supplies high-performance coatings that protect metal parts from wear, corrosion and high heat. Praxair’s industrial gas operations are managed on a geographical basis and in 2013, 95% of sales were generated in four geographic segments (North America, Europe, South America, and Asia). The surface technologies segment generated the remaining 5% of sales.
Praxair serves approximately 25 industries as diverse as healthcare, petroleum refining, computer-chip manufacturing, beverage carbonation, fiber-optics, steel making, aerospace, chemicals and water treatment. The diversity of end markets creates financial stability for Praxair in varied business cycles.
Praxair generates most of its revenues and earnings through the following 11 core geographies where the company has its strongest market positions and where distribution and production operations allow the company to deliver the highest level of service to its customers at the lowest cost.

North America	South America	Europe	Asia
United States	Brazil	Spain	China
Canada		Italy	India
Mexico		Germany/Benelux	Korea
Thailand
Praxair manufactures and distributes its products through networks of hundreds of production plants, pipeline complexes, distribution centers and delivery vehicles. Major pipeline complexes are located in the United States, Brazil, Spain and Germany. These networks are a competitive advantage, providing the foundation of reliable product supply to the company’s customer base. The majority of Praxair’s business is conducted through long-term contracts which provide stability in cash flow and the ability to pass through changes in energy and feedstock costs to customers. The company has significant growth opportunities in diverse markets including: hydrogen for refining; oxygen for gasification and oxy-fuel applications; and nitrogen and carbon dioxide for oil and gas production.

EXECUTIVE SUMMARY – FINANCIAL RESULTS & OUTLOOK
2013 Year in review
Praxair delivered strong results for the full year of 2013. Sales growth came primarily from strong volume growth in North America, South America and Asia and higher overall pricing. This was partially offset by the impact of negative currency translation, primarily in South America due to a weaker Brazilian Real versus the U.S. dollar. Volume growth versus 2012 came from project start-ups primarily in North America and Asia, stronger underlying customer demand in most major geographies due to improved macro-economic conditions as compared to 2012, and several acquisitions completed during the year. Operating profit and earnings per share both grew from the prior year, and the company generated record cash flow from operations.

•	Sales of $11,925 million were 6% above 2012 sales of $11,224 million. Excluding negative currency impacts, sales grew 8% primarily due to organic sales growth, acquisitions and new project start-ups.

•
Reported operating profit of $2,625 million increased 8% from $2,437 million in 2012. Adjusted operating profit of $2,657 million increased 6% from 2012, from higher volumes, pricing, and acquisitions, partially offset by negative currency effects.*

•
Reported net income – Praxair, Inc. of $1,755 million and diluted earnings per share of $5.87 increased from $1,692 million and $5.61, respectively, in 2012. Adjusted net income – Praxair, Inc. of $1,772 million and adjusted diluted earnings per share of $5.93 increased 5% and 6% above 2012, respectively. Earnings per share grew faster than net income due to lower shares outstanding as a result of share repurchases during the year.*

•	Cash flow from operations was a record $2,917 million, 6% above 2012.

•
Capital expenditures were $2,020 million, primarily for the construction of new on-site production plants under long-term contract with customers around the world. Acquisition expenditures of $1,323 million primarily related to the acquisition of NuCO2 Inc ("NuCO2") in the United States.

2014 Outlook

•	Sales are forecasted to be in the range of $12.3 to $12.8 billion.

•	Diluted earnings per share are forecasted to be in the range of $6.25 to $6.55, an increase of 5% to 10% from 2013 adjusted amounts.

•	Effective tax rate of about 28%.

•	Capital expenditures in the range of $1.8 to $2.0 billion.

•
The company’s core business is to build, own, and operate industrial gas plants in order to supply atmospheric and process gases to customers. As such, Praxair believes that its backlog is an indicator of future sales growth. At December 31, 2013, Praxair’s backlog of 32 large projects under construction was $2.2 billion. This represents the total estimated capital cost of large plants under construction. North America and Asia each represent about one-third of the backlog. The remaining backlog resides in Europe, primarily in Russia, and in South America.

* A reconciliation of the Adjusted amounts can be found in the "Non-GAAP Financial Measures" section on this MD&A. See Notes 2, 5 and 11 to the consolidated financial statements.
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

CONSOLIDATED RESULTS AND OTHER INFORMATION
The following table provides selected data for 2013, 2012, and 2011:

				Variance
(Dollar amounts in millions, except per share data) Year Ended December 31,	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Reported Amounts:
Sales	$11,925	$11,224	$11,252	6%	—%
Gross margin (a)	$5,181	$4,828	$4,794	7%	1%
As a percent of sales	43.4%	43.0%	42.6%
Selling, general and administrative	$1,349	$1,270	$1,239	6%	3%
As a percent of sales	11.3%	11.3%	11.0%
Depreciation and amortization	$1,109	$1,001	$1,003	11%	—%
Venezuela currency devaluation and other charges – net (b)	$32	$65	$1
Other income (expenses) – net	$32	$43	$7
Operating profit	$2,625	$2,437	$2,468	8%	(1)%
As a percent of sales	22.0%	21.7%	21.9%
Interest expense – net	$178	$141	$145	26%	(3)%
Effective tax rate	26.5%	25.5%	27.6%
Income from equity investments	$38	$34	$40	12%	(15)%
Noncontrolling interests	$(81)	$(52)	$(50)	56%	4%
Net income – Praxair, Inc.	$1,755	$1,692	$1,672	4%	1%
Diluted earnings per share	$5.87	$5.61	$5.45	5%	3%
Diluted shares outstanding	298,965	301,845	306,722	(1)%	(2)%
Number of employees	27,560	26,539	26,184
Adjusted Amounts (c):
Operating profit	$2,657	$2,502	$2,469	6%	1%
As a percent of sales	22.3%	22.3%	21.9%
Interest expense – net	$160	$141	$145	13%	(3)%
Effective tax rate	28.0%	28.0%	27.8%
Noncontrolling interests	$(65)	$(54)	$(51)
Net income – Praxair, Inc.	$1,772	$1,681	$1,666	5%	1%
Diluted earnings per share	$5.93	$5.57	$5.43	6%	3%

________________________

(a)	Gross margin excludes depreciation and amortization expense.

(b)	See Note 2 to the consolidated financial statements.

(c)
Adjusted amounts are non-GAAP measures. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A. See Notes 2, 5 and 11 to the consolidated financial statements.

Results of Operations
The following table provides a summary of changes in consolidated sales and adjusted operating profit:

	2013 vs. 2012		2012 vs. 2011
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	3%	1%	2%	1%
Price	2%	8%	2%	7%
Cost pass-through	—%	—%	(1)%	—%
Currency	(2)%	(2)%	(4)%	(5)%
Acquisitions/Divestitures	3%	3%	1%	1%
Other	—%	(2)%	—%	(5)%
Reported	6%	8%	—%	(1)%
Venezuela currency devaluation and other charges, net	—%	(2)%	—	2%
Adjusted	6%	6%	—%	1%
The following tables provide consolidated sales by end-market and distribution method:

				Organic Sales*
	% of Sales			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Sales by End Markets
Manufacturing	24%	25%	24%	2%	5%
Metals	17%	18%	18%	7%	6%
Energy	13%	11%	11%	10%	10%
Chemicals	10%	10%	10%	9%	(1)%
Electronics	8%	8%	9%	1%	(5)%
Healthcare	8%	8%	8%	4%	6%
Food & Beverage	8%	6%	6%	1%	1%
Aerospace	3%	3%	3%	4%	11%
Other	9%	11%	11%	1%	(6)%
	100%	100%	100%

* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	% of Sales
	2013	2012	2011
Sales by Distribution Method**
On-Site	27%	26%	26%
Merchant	34%	33%	34%
Packaged Gas	30%	31%	30%
Other	9%	10%	10%
	100%	100%	100%

** Prior years' amounts have been reclassified to conform to current year's presentation.

2013 Compared With 2012

Sales increased 6% to $11,925 million during 2013 compared to $11,224 million in 2012. Higher volumes, primarily in North and South America and in Asia, higher overall pricing and growth from acquisitions were partially offset by negative currency translation impacts, primarily resulting from the strengthening of the U.S. dollar against the Brazilian Real. Cost pass-through had minimal impact due to lower precious metal prices offsetting energy cost inflation.
Gross margin increased $353 million, or 7%, versus 2012. The increase was due to higher volumes and higher pricing, resulting in an increase in the gross margin percentage to 43.4%, versus 43.0% in the prior year.
Selling, general and administrative ("SG&A") expenses in 2013 were $1,349 million, or 11.3% of sales, versus $1,270 million, or 11.3% of sales, for 2012. The increase in SG&A expense of $79 million was primarily due to the impact of acquisitions ($56 million). In addition, pension expense increased $26 million due to an increase in the amortization of net actuarial losses, primarily attributable to lower discount rates. Currency effects reduced SG&A expense by $14 million.
Depreciation and amortization expense increased $108 million versus 2012. This increase was primarily due to an increase of $42 million from acquisitions and approximately $70 million from plant start-ups and asset additions, partially offset by currency effects of $13 million.
Other income (expenses) – net in 2013 was a $32 million benefit versus a $43 million benefit in 2012. Other income was higher in 2012 primarily due to a larger favorable litigation settlements in South America. See Note 7 to the consolidated financial statements for a summary of the major components of Other income (expenses) – net.
Reported operating profit of $2,625 million in 2013 was $188 million, or 8% higher than reported operating profit of $2,437 million in 2012. As a percentage of sales, reported operating profit increased to 22.0% in 2013 from 21.7% in 2012. This is primarily due to the attainment of price increases in most geographies. The 2013 period includes a $23 million charge related to the Venezuela currency devaluation and $9 million charge related to a pension settlement. The 2012 period also included a pension settlement charge of $9 million as well as a $56 million charge for cost reduction programs. Adjusted operating profit of $2,657 million in 2013 was $155 million, or 6% higher than adjusted operating profit of $2,502 million in 2012. A discussion of operating profit by segment is included in the segment discussion that follows.
Reported interest expense – net in 2013 increased $37 million, versus 2012. The increase included an $18 million charge recognized upon the early redemption of the $400 million 5.25% Notes due in 2014. Excluding this charge, adjusted interest expense increased $19 million. Higher overall debt levels to fund capital expenditures and acquisitions increased interest expense by about $45 million, and reduced benefits from the amortization of interest rate swap gains increased interest expense by $11 million versus 2012. Lower interest rates reduced interest expense by approximately $37 million dollars. See Note 7 to the consolidated financial statements for further information relating to interest expense.
The effective tax rate for 2013 was 26.5% versus 25.5% in 2012. 2013 included a $40 million benefit as a result of a realignment of Praxair's Italian legal structure, and 2012 included a $55 million income tax benefit related to the loss on a liquidated subsidiary (See Note 5 to the consolidated financial statements). The adjusted effective tax rate for both 2012 and 2013 was 28.0%.
Praxair’s significant equity investments are in the United States, China, Italy, and the Middle East. Equity income increased $4 million in 2013 related primarily to higher equity income in China.
At December 31, 2013, reported noncontrolling interests consisted primarily of noncontrolling shareholders’ investments in Asia (primarily in China and India), Europe (primarily in Italy and Scandinavia), and North America (primarily within the U.S. packaged gas business). The $29 million increase in reported noncontrolling interests in 2013 was primarily due to the minority shareholder's portion of the income tax benefit in Italy related to the company's legal realignment. Adjusted noncontrolling interest in 2013 was $65 million compared to $54 million in 2012. This increase is primarily driven by improved performance by the U.S. packed gas and Italian investments.
Reported net income - Praxair, Inc. in 2013 was $1,755 million, or $63 million above net income - Praxair, Inc. of $1,692 million in 2012. Adjusted net income – Praxair, Inc. of $1,772 million in 2013 was $91 million, or 5% higher than adjusted net income – Praxair, Inc. of $1,681 million in 2012. This increase was primarily due to higher adjusted operating profit partially offset by higher interest expense and increased income tax expense.
Reported diluted earnings per share ("EPS") of $5.87 in 2013 increased $0.26 per diluted share, or 5% from $5.61 in 2012. Adjusted diluted EPS of $5.93 in 2013 increased $0.36 per diluted share, or 6%, from adjusted diluted EPS of $5.57 in 2012. The increase in adjusted diluted EPS was primarily due to higher net income – Praxair, Inc. and a 1.0% decrease in the number of diluted shares outstanding as a result of the company’s net repurchases of common stock during 2013.

Other comprehensive loss at December 31, 2013 of $123 million includes negative currency translation adjustments of $447 million, a positive adjustment of $323 million related to the funded status of retirement obligations and a positive adjustment of $1 million related to derivative instruments. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars (see “Currency” section of the MD&A for exchange rates). The negative translation adjustment primarily resulted from currency movements of $342 million in South America, principally related to Brazil and Argentina as well as from $137 million in North America primarily related to Canada and Mexico. The positive pension funded status impact is primarily related to the improvement of the funded status of the pension and postretirement benefits other than pensions ("OPEB") plans driven principally by actuarial gains and losses of $395 million. Of this amount $165 million relates to assets returns in excess of assumed returns. The remaining $230 million primarily relates to the impact of higher discount rates (see note 16 to the consolidated financial statements).
The number of employees at December 31, 2013 was 27,560, reflecting an increase of 1,021 employees from December 31, 2012. This increase primarily reflects the impact of the NuCO2 acquisition.

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
Selling, general and administrative ("SG&A") expenses in 2012 were $1,270 million, or 11.3% of sales, versus $1,239 million, or 11.0% of sales, for 2011. The increase in SG&A expense of $31 million was due to the impact of acquisitions ($44 million), and higher pension expense ($23 million) related to an increase in the amortization of net actuarial gains/losses, primarily attributable to lower discount rates. The effect of currency translation reduced SG&A expense by $48 million.
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
Reported operating profit of $2,437 million in 2012 was $31 million, or 1% lower than operating profit of $2,468 million in 2011. As a percentage of sales, reported operating profit decreased to 21.7% in 2012 from 21.9% in 2011. This is primarily due to the $65 million cost reduction program and pension settlement charge in 2012. Adjusted operating profit of $2,502 million in 2012 was $33 million, or 1% higher than adjusted operating profit of $2,469 million in 2011. As a percentage of sales, adjusted operating profit improved to 22.3% in 2012 versus 21.9% in 2011. A discussion of operating profit by segment is included in the segment discussion that follows.
Interest expense – net in 2012 decreased $4 million, versus 2011. Lower interest rates reduced interest expense by approximately $30 million. Additionally, higher capitalized interest, due to higher capital expenditures, reduced interest expense by approximately $8 million. These reductions were partially offset by the impact of higher debt which increased interest expense by approximately $29 million. The remaining variance of $5 million related to miscellaneous other items, none of which were significant. See Note 7 to the consolidated financial statements for further information relating to interest expense.
The effective tax rate for 2012 was 25.5% versus 27.6% in 2011. The reduction in the effective rate in 2012 compared to 2011 was primarily driven by the $55 million income tax benefit related to the loss on a liquidated subsidiary. The adjusted effective tax rate for 2012 was 28.0%, versus 27.8% in 2011.
Praxair’s significant equity investments are in the United States, China, Italy, and the Middle East. Equity income decreased $6 million in 2012 related primarily to the negative impact of currencies and the consolidation of Yara Praxair in the fourth quarter of 2011 which was previously accounted for as an equity investment.
At December 31, 2012, reported noncontrolling interests consisted primarily of noncontrolling shareholders’ investments in Asia (primarily in China and India), Europe (primarily in Italy and Scandinavia), and North America (primarily within the U.S. packaged gas business). The $2 million increase in noncontrolling interests in 2012 was primarily due to the impact of the consolidation of Yara Praxair as a result of obtaining a controlling ownership interest in the fourth quarter of 2011, partially offset by cost reduction charges in the European investments and the negative impact of currency on European and Asian investments. Adjusted noncontrolling interests was $54 million in 2012 compared to $51 million in the prior year.
Reported net income - Praxair, Inc. of in 2012 was $1,692 million, or $20 million higher than net income- Praxair, Inc. of $1,672 million in 2011. The increase in reported net income - Praxair, Inc from 2011 to 2012 was the result of a non-recurring gain on acquisition in 2011 offset by the aforementioned income tax benefit in 2012. Adjusted net income – Praxair, Inc. of $1,681 million in 2012 was $15 million, or 1% higher than adjusted net income – Praxair, Inc. of $1,666 million in 2011. The increase was due to higher adjusted operating profit and lower interest expense partially offset by lower income from equity investments.
Reported diluted EPS of $5.61 in 2012 increased $0.16 per diluted share, or 3%, from adjusted diluted EPS of $5.45 in 2011. Adjusted diluted EPS of $5.57 in 2012 increased $0.14 per diluted share, or 3%, from adjusted diluted EPS of $5.43 in 2011. The increase in both reported and adjusted diluted EPS was primarily due to higher net income – Praxair, Inc. and a 2% decrease in the number of diluted shares outstanding as a result of the company’s net repurchases of common stock during 2012.
Other comprehensive income (loss) for the year ended December 31, 2012 of $1,586 million includes positive translation adjustments of $4 million and a negative adjustment of $108 million related to the funded status of retirement obligations. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars (see “Currency” section of the MD&A for exchange rates). The positive translation adjustments primarily resulted from currency movements in North American ($99 million related to Canada and Mexico), Asia ($40 million related primarily to Korea), and Europe ($31 million). These positive impacts were largely offset by a negative currency adjustment of $171 million in South America, primarily related to Brazil and Argentina. The negative pension funded status impact resulted primarily from current year net actuarial losses, due primarily to lower discount rates. See Note 16 to the consolidated financial statements for a summary of the pension funded status components recognized in other comprehensive income (loss).
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
Costs Relating to the Protection of the Environment
Environmental protection costs in 2013 included approximately $16 million in capital expenditures and $29 million of expenses. Praxair anticipates that future annual environmental protection expenditures will be similar to 2013, subject to any significant changes in existing laws and regulations. Based on historical results and current estimates, management does not believe that environmental expenditures will have a material adverse effect on the consolidated financial position, the consolidated results of operations or cash flows in any given year.
Legal Proceedings
See Note 17 to the consolidated financial statements for information concerning legal proceedings.
Retirement Benefits
Pensions
The net periodic benefit cost for the U.S. and International pension plans was $119 million in 2013, $93 million in 2012 and $66 million in 2011. Consolidated net periodic benefit cost included settlement charges of $9 million, $10 million and $6 million in 2013, 2012 and 2011, respectively.
The funded status (pension benefit obligation ("PBO") less the fair value of plan assets) for the U.S. plans was a deficit of $171 million as December 31, 2013 versus a deficit of $535 million at December 31, 2012. This improvement was due to higher discount rates, strong investment performance in 2013 and contributions of $35 million.
Global pension contributions were $52 million in 2013, $184 million in 2012 and $94 million in 2011. Estimates for 2014 contributions are in the area of $25 million.
Praxair assumes an expected return on plan assets for 2014 in the United States of 8.00%, which is consistent with the long-term expected return on its investment portfolio. Excluding the impact of any settlements, 2014 consolidated pension expense is expected to be approximately $75 million. The decrease is due primarily to fewer net actuarial losses to be amortized as a result of an increase in the discount rates, and the return on assets during 2013. The amortization is recognized based on the amount of net actuarial gains/losses above certain thresholds and over the periods of either the average remaining service lives or the average remaining life expectancies of the retirees.

OPEB
The net periodic benefit cost for OPEB plans was $11 million in 2013, $9 million in 2012 and $12 million in 2011. The funded status deficit decreased $43 million during 2013 due primarily to higher discount rates.
In 2014, consolidated net periodic benefit costs for the OPEB plans is expected to be approximately $9 million.
See the Critical Accounting Policies section and Note 16 to the consolidated financial statements for a more detailed discussion of the company’s retirement benefits, including a description of the various retirement plans and the assumptions used in the calculation of net periodic benefit cost and funded status.
Insurance
Praxair purchases insurance to limit a variety of property and casualty risks, including those related to property, business interruption, third-party liability and workers’ compensation. Currently, the company self-retains the first $5 million per occurrence for workers’ compensation, general and vehicle liability in the United States and retains $2.5 million to $5 million per occurrence at its various properties worldwide. To mitigate its aggregate loss potential above varying retentions, the company purchases insurance coverage from highly rated insurance companies at what it believes are reasonable coverage levels.
At December 31, 2013 and 2012, the company had recorded a total of $33 million and $28 million, respectively, representing an estimate of the retained liability for the ultimate cost of claims incurred and unpaid as of the balance sheet dates. The estimated liability is established using statistical analysis and is based upon historical experience, actuarial assumptions and professional judgment. These estimates are subject to the effects of trends in loss severity and frequency and are subject to a significant degree of inherent variability. If actual claims differ from the company’s estimates, they will be adjusted at that time and financial results could be impacted.
Praxair recognizes estimated insurance proceeds relating to damages at the time of loss only to the extent of incurred losses. Any insurance recoveries for business interruption and for property damages in excess of the net book value of the property are recognized only when realized.
SEGMENT DISCUSSION
The following summary of sales and operating profit by segment provides a basis for the discussion that follows (for additional information concerning Praxair’s segments, see Note 18 to the consolidated financial statements). Praxair evaluates the performance of its reportable segments based on operating profit, excluding the items not indicative of ongoing business trends. Accordingly, segment operating profit and the following discussion of segment results, including comparisons with prior periods, exclude the impacts of: (i) Venezuela currency devaluation and pension settlement in 2013, (ii) a cost reduction program and a pension settlement charge in 2012, (iii) the net gain on acquisition and cost reduction program in 2011. Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.

(Dollar amounts in millions) Year Ended December 31,				Variance
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Sales
North America	$6,164	$5,598	$5,490	10%	2%
Europe	1,542	1,474	1,458	5%	1%
South America	2,042	2,082	2,308	(2)%	(10)%
Asia	1,525	1,414	1,348	8%	5%
Surface Technologies	652	656	648	(1)%	1%
	$11,925	$11,224	$11,252	6%	—%
Operating Profit
North America	$1,538	$1,465	$1,331	5%	10%
Europe	270	256	272	5%	(6)%
South America	467	429	530	9%	(19)%
Asia	271	246	234	10%	5%
Surface Technologies	111	106	102	5%	4%
Segment operating profit	2,657	2,502	2,469	6%	1%
Venezuela currency devaluation and other charges (Note 2)	(32)	(65)	(1)
Total operating profit	$2,625	$2,437	$2,468

North America

(Dollar amounts in millions) Year Ended December 31,				Variance
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

Sales	$6,164	$5,598	$5,490	10%	2%
Cost of sales, exclusive of depreciation and amortization	3,301	2,968	2,995
Gross margin	2,863	2,630	2,495
Operating expenses	759	667	669
Depreciation and amortization	566	498	495
Operating profit	$1,538	$1,465	$1,331	5%	10%
Margin %	25.0%	26.2%	24.2%

	2013 vs. 2012		2012 vs. 2011
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	2%	1%	3%	3%
Price	2%	8%	2%	8%
Cost pass-through	1%	—%	(3)%	—%
Currency	—%	—%	(1)%	(1)%
Acquisitions/Divestitures	5%	5%	1%	1%
Other	—%	(9)%	—%	(1)%
	10%	5%	2%	10%
The following tables provide sales by end-market and distribution method:

				Organic Sales
	% of Sales			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Sales by End Markets
Manufacturing	30%	32%	29%	3%	8%
Metals	13%	14%	13%	1%	5%
Energy	19%	17%	17%	13%	12%
Chemicals	10%	11%	11%	4%	(6)%
Electronics	5%	5%	6%	(8)%	(9)%
Healthcare	7%	7%	8%	—%	—%
Food & Beverage	8%	5%	5%	(1)%	—%
Aerospace	1%	1%	1%	14%	4%
Other	7%	8%	10%	—%	(1)%
	100%	100%	100%

	% of Sales
	2013	2012	2011
Sales by Distribution Method
On-Site	28%	27%	28%
Merchant	36%	35%	35%
Packaged Gas	34%	36%	33%
Other	2%	2%	4%
	100%	100%	100%
The North America segment includes Praxair’s industrial gases operations in the United States, Canada and Mexico.
Sales for 2013 increased $566 million, or 10%, versus 2012. Underlying sales growth was 4% driven primarily by higher on-site volumes from new project start-ups for hydrogen supply to refinery customers in the United States, higher merchant volumes and higher pricing. Sales grew to the energy, chemicals, manufacturing, and food and beverage end-markets. Strong sales growth to the energy end-market was primarily due to hydrogen project start-ups. Acquisitions, primarily NuCO2, added 5% sales growth and contributed to the 3% increase of total sales represented by the food and beverage end-market in 2013. Higher cost pass-through, primarily higher natural gas prices passed through to hydrogen customers, increased sales by 1%. North American packaged gas sales were above prior year due to solid growth in the US business. However, with the growth in on-site sales due to the start-up of new hydrogen projects and the growth in merchant sales due to the acquisition of NuCO2, packaged gas sales decreased as a percentage of total sales for the segment.
Operating profit for 2013 increased $73 million, or 5% from 2012. Higher pricing, higher volumes from project start-ups and acquisitions contributed to the growth in operating profit. Operating profit included a contract settlement for

$23 million. The growth was partially offset by higher operating costs and the impact of a gain on asset sale in the prior year. Depreciation and amortization increased $68 million in 2013 due to acquisitions and new project start-ups.
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
Europe

(Dollar amounts in millions) Year Ended December 31,				Variance
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

Sales	$1,542	$1,474	$1,458	5%	1%
Cost of sales, exclusive of depreciation and amortization	881	841	849
Gross margin	661	633	609
Operating expenses	222	228	196
Depreciation and amortization	169	149	141
Operating profit	$270	$256	$272	5%	(6)%
Margin %	17.5%	17.4%	18.7%

	2013 vs. 2012		2012 vs. 2011
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	(1)%	(12)%	(2)%	(7)%
Price	1%	6%	1%	3%
Cost pass-through	(1)%	—%	(1)%	—%
Currency	3%	3%	(7)%	(8)%
Acquisitions/Divestitures	3%	3%	10%	8%
Other	—%	5%	—%	(2)%
	5%	5%	1%	(6)%

The following tables provide sales by end-market and distribution method:

				Organic Sales
	% of Sales			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Sales by End Markets
Manufacturing	22%	23%	22%	(4)%	(3)%
Metals	16%	16%	17%	2%	(2)%
Energy	6%	4%	3%	7%	(11)%
Chemicals	16%	17%	18%	—%	—%
Electronics	7%	8%	8%	5%	(13)%
Healthcare	11%	11%	12%	(2)%	1%
Food & Beverage	9%	9%	7%	—%	(3)%
Aerospace	1%	1%	1%	—%	—%
Other	12%	11%	12%	(6)%	5%
	100%	100%	100%

	% of Sales
	2013	2012	2011
Sales by Distribution Method
On-Site	20%	20%	21%
Merchant	34%	34%	33%
Packaged Gas	43%	42%	42%
Other	3%	4%	4%
	100%	100%	100%
Praxair’s European industrial gases business is primarily in Spain, Italy, Germany, France, Russia, the United Kingdom, Scandinavia and the Benelux region.
Sales for 2013 increased $68 million, or 5% versus 2012. Sales growth was primarily driven by higher pricing, acquisitions, primarily Dominion Technology Gases Investment Limited, and favorable currency effects. Underlying sales were unchanged from the prior year as volumes were higher year over year in Germany, Russia, and Scandinavia but overall volumes in Spain and Italy were below the prior year.
Operating profit of $270 million grew 5% from 2012. Higher pricing, favorable currency effects, acquisitions, and lower costs from prior-year cost reduction actions more than offset the impact of lower volumes, primarily in Spain.
Sales for 2012 increased $16 million, or 1% versus 2011. The acquisition of an increased investment in Yara Praxair during the fourth quarter of 2011 (see Note 3 to the consolidated financial statements) which required consolidation, increased sales by 10%, versus the prior year. Underlying sales were 1% below the prior year as lower volumes offset modest price improvements. Currency reduced sales by 7%.
Operating profit for 2012 of $256 million was 6% lower when compared to 2011. The positive contribution to operating profit from the consolidation of Yara Praxair and higher pricing was offset by lower packaged gas sales in Spain, Germany and Western Europe and the negative impact of currency.

South America

(Dollar amounts in millions) Year Ended December 31,				Variance
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

Sales	$2,042	$2,082	$2,308	(2)%	(10)%
Cost of sales, exclusive of depreciation and amortization	1,134	1,202	1,293
Gross margin	908	880	1,015
Operating expenses	260	267	288
Depreciation and amortization	181	184	197
Operating profit	$467	$429	$530	9%	(19)%
Margin %	22.9%	20.6%	23.0%

	2013 vs. 2012		2012 vs. 2011
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	4%	7%	—%	(5)%
Price	3%	13%	2%	9%
Cost pass-through	—%	—%	—%	—%
Currency	(9)%	(9)%	(12)%	(14)%
Acquisitions/Divestitures	—%	—%	—%	—%
Other	—%	(2)%	—%	(9)%
	(2)%	9%	(10)%	(19)%
The following tables provide sales by end-market and distribution method:

				Organic Sales
	% of Sales			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Sales by End Markets
Manufacturing	21%	22%	23%	3%	(2)%
Metals	29%	28%	27%	10%	6%
Energy	2%	4%	5%	(4)%	(9)%
Chemicals	9%	6%	6%	20%	(6)%
Electronics	—%	—%	—%	—%	—%
Healthcare	17%	16%	15%	10%	11%
Food & Beverage	12%	12%	12%	8%	(1)%
Aerospace	—%	—%	—%	—%	—%
Other	10%	12%	12%	(1)%	3%
	100%	100%	100%

	% of Sales
	2013	2012	2011
Sales by Distribution Method
On-Site	25%	23%	22%
Merchant	43%	43%	44%
Packaged Gas	30%	31%	32%
Other	2%	3%	2%
	100%	100%	100%
Praxair’s South American industrial gases operations are conducted by its subsidiary, White Martins Gases Industriais Ltda. ("White Martins"), the largest industrial gases company in Brazil. White Martins also manages Praxair’s operations in Argentina, Bolivia, Chile, Colombia, Paraguay, Peru, Uruguay and Venezuela.
Sales in 2013 decreased $40 million, or 2%, versus 2012. Excluding unfavorable currency translation impacts, underlying sales grew 7% from broad-based volume growth and higher pricing. Sales growth came from metals, chemicals, food and beverage and healthcare customers.
Operating profit increased $38 million or 9% versus 2012 and 18% excluding currency effects. Operating leverage was primarily due to higher volumes and pricing across the region. Operating profit included a $10 million litigation settlement in Brazil. Depreciation and amortization increased in 2013 due to the start up of new on-site production facilities but was more than offset by the impacts of currency translation.

Sales in 2012 decreased $226 million, or 10%, versus 2011 due to negative currency effects. Underlying sales grew 2% in 2012 from improved pricing. Overall volumes were flat as higher volumes from new on-site production facilities were offset by lower volumes to merchant and packaged gas customers largely attributable to the lower industrial production rates in Brazil. By end-market, sales increased to metals and healthcare, and were slightly lower to general manufacturing customers.
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

Asia

(Dollar amounts in millions) Year Ended December 31,				Variance
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

Sales	$1,525	$1,414	$1,348	8%	5%
Cost of sales, exclusive of depreciation and amortization	1,005	952	893
Gross margin	520	462	455
Operating expenses	99	89	95
Depreciation and amortization	150	127	126
Operating profit	$271	$246	$234	10%	5%
Margin %	17.8%	17.4%	17.4%

	2013 vs. 2012		2012 vs. 2011
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	10%	14%	6%	6%
Price	(1)%	(4)%	(1)%	(4)%
Cost pass-through	(1)%	—%	2%	—%
Currency	—%	—%	(2)%	(2)%
Other	—%	—%	—%	5%
	8%	10%	5%	5%
The following tables provide sales by end-market and distribution method:

				Organic Sales
	% of Sales			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Sales by End Markets
Manufacturing	11%	12%	13%	1%	(1)%
Metals	27%	25%	23%	15%	20%
Energy	2%	1%	1%	172%	—%
Chemicals	13%	11%	10%	19%	18%
Electronics	34%	37%	39%	—%	(1)%
Healthcare	1%	1%	1%	—%	—%
Food & Beverage	2%	3%	4%	(18)%	(8)%
Aerospace	—%	—%	—%	—%	—%
Other	10%	10%	9%	18%	18%
	100%	100%	100%

	% of Sales
	2013	2012	2011
Sales by Distribution Method
On-Site	48%	43%	39%
Merchant	29%	29%	31%
Packaged Gas	11%	12%	14%
Other	12%	16%	16%
	100%	100%	100%

The Asia segment includes Praxair’s industrial gases operations in China, India, Korea and Thailand, with smaller operations in Taiwan and the Middle East.
Sales for 2013 increased $111 million, or 8%, versus 2012. Volume growth increased sales by 10% due to new on-site sales plant start-ups in China, India and Korea. By end-market, the strongest sales growth came from metals, energy and chemicals customers. Strong growth in on-site volumes due to new plant start-ups accounted for the increase in on-site sales as a percentage of total sales. Merchant volumes in China, India and Korea also showed solid growth versus the prior year. Cost pass-through decreased sales 1% and relates to the contractual pass through of precious metals and power costs fluctuations, with minimal impact on operating profit. Lower merchant pricing, primarily due to the electronics end-market, reduced sales by 1%.
Operating profit for 2013 increased $25 million, or 10%, versus 2012. Strong on-site volume growth was partially offset by the effects of lower pricing in the electronics end-market. Operating profit included a gain related to a land sale in Korea in the fourth quarter of $13 million. Pricing reduced operating profit by 4% primarily due to lower pricing for liquid argon sales in China and electronic gas customers. Operating expenses increased $10 million primarily due to new plant start-ups, salary increases and other benefit costs. Depreciation and amortization expense increased $23 million as compared to the prior year primarily due to new plant start-ups.
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
Surface Technologies

(Dollar amounts in millions) Year Ended December 31,				Variance
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

Sales	$652	$656	$648	(1)%	1%
Cost of sales, exclusive of depreciation and amortization	423	433	428
Gross margin	229	223	220
Operating expenses	75	74	74
Depreciation and amortization	43	43	44
Operating profit	$111	$106	$102	5%	4%
	17.0%	16.2%	15.7%

	2013 vs. 2012		2012 vs. 2011
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume/Price	—%	2%	4%	13%
Cost pass-through	(1)%	—%	—%	—%
Currency	—%	—%	(3)%	(5)%
Acquisitions/Divestitures	—%	—%	—%	—%
Other	—%	3%	—%	(4)%
	(1)%	5%	1%	4%

The following table provides sales by end-market:

				Organic Sales
	% of Sales			% Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Sales by End Markets
Manufacturing	13%	14%	14%	(2)%	6%
Metals	8%	8%	10%	4%	(15)%
Energy	28%	28%	25%	—%	14%
Chemicals	2%	3%	2%	(9)%	11%
Electronics	1%	—%	—%	—%	—%
Healthcare	—%	—%	—%	—%	—%
Food & Beverage	3%	3%	3%	(3)%	5%
Aerospace	34%	34%	31%	(1)%	13%
Other	11%	10%	15%	2%	(24)%
	100%	100%	100%
Surface technologies provides high-performance coatings and thermal-spray powders and equipment in the Americas, Europe, and Asia.
Sales decreased $4 million, or 1% versus 2012 due primarily to lower cost pass-through for metals for thermal-spray powders. Lower industrial coating and aviation volumes were offset by higher pricing.
Operating profit increased $5 million, or 5% versus 2012. The impact of higher pricing and lower costs, primarily due to the prior-year cost reduction program in Europe and productivity gains, offset the impact of modestly lower overall volumes.
Sales in 2012 increased $8 million, or 1% versus 2011. Underlying sales increased 4% driven by higher volumes and pricing. The underlying sales growth came from increased aerospace coatings and increased coatings for energy markets, particularly coatings for parts used in the oil and gas markets. Currency translation negatively impacted sales by 3%, due primarily to the weakening of the Euro versus the U.S. dollar.
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
To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percent of 2013 Consolidated Sales (a)	Statements of Income			Balance Sheets
		Average Year Ended December 31,			December 31,
Currency		2013	2012	2011	2013	2012
Brazil real	14%	2.15	1.95	1.67	2.34	2.04
Euro	13%	0.75	0.78	0.72	0.73	0.76
Canada dollar	8%	1.03	1.00	0.99	1.06	0.99
Mexico peso	6%	12.76	13.24	12.32	13.04	13.05
China yuan	5%	6.16	6.31	6.48	6.05	6.29
Korea won	3%	1,094	1,132	1,107	1,050	1,073
India rupee	2%	58.31	53.46	46.28	61.80	54.85
Singapore dollar	1%	1.25	1.25	1.26	1.26	1.22
Argentina peso	1%	5.45	4.54	4.13	6.52	4.91
Colombia peso	<1%	1,868	1,797	1,846	1,927	1,768
Taiwan dollar	<1%	29.69	29.65	29.40	29.81	29.04
Thailand bhat	<1%	30.69	31.11	30.50	32.71	30.64
Venezuela bolivar (b)	<1%	5.97	4.30	4.30	6.30	4.30

________________________

a)	Certain Surface technologies segment sales are included in European, Indian, Korean, and Brazilian sales.

b)
On February 8, 2013, the Venezuelan government announced a devaluation of the Venezuelan bolivar from an exchange rate of 4.30 to 6.30 effective February 13, 2013 (see Note 2 to the consolidated financial statements).

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

(Millions of dollars) Year Ended December 31,	2013	2012	2011
Net Cash Provided by (Used for)
Operating Activities
Net income – Praxair, Inc. plus depreciation and amortization	$2,864	$2,693	$2,675
Noncontrolling interests	81	52	50
Net income plus depreciation and amortization (including noncontrolling interests)	2,945	2,745	2,725
Adjustments to reconcile net income to net cash provided by operating activities:
Venezuela currency devaluation and other charges – net, net of payments (a)	23	43	(5)
Deferred income taxes	101	258	(3)
Working capital	(100)	(105)	(87)
Pension contributions	(52)	(184)	(94)
Other – net	—	(5)	(81)
Total provided by operating activities	$2,917	2,752	$2,455
Investing Activities
Capital expenditures	$(2,020)	$(2,180)	$(1,797)
Acquisitions, net of cash acquired	(1,323)	(280)	(294)
Divestitures and asset sales	106	82	86
Total used for investing	$(3,237)	$(2,378)	$(2,005)
Financing Activities
Debt increases (reductions) – net	$1,461	$807	$914
Issuances (purchases) of common stock – net	(436)	(459)	(742)
Cash dividends – Praxair, Inc. shareholders	(708)	(655)	(602)
Excess tax benefit on stock based compensation	46	60	53
Noncontrolling interest transactions and other	(35)	(56)	(3)
Total used for financing	$328	$(303)	$(380)
Other Financial Data (b)
Debt-to-capital ratio	54.3%	51.9%	51.8%
After-tax return on capital	12.8%	13.9%	14.8%
Return on Praxair, Inc. shareholder's equity	28.6%	28.9%	28.1%

________________________

(a)	See Note 2 to the consolidated financial statements.

(b)	Non-GAAP measures. See the “Non-GAAP Financial Measures” section for definitions and reconciliations to reported amounts.
Cash decreased $19 million in 2013 versus 2012. The primary sources of cash in 2013 were cash flows from operations of $2,917 million, and debt increases net of repayments of $1,461 million. The major uses of cash were capital expenditures of $2,020 million, acquisitions of $1,323 million, purchases of Praxair common stock net of issuances of $436 million, and cash dividends to shareholders of $708 million.

Cash Flows From Operations
________________________
*    Includes Spanish income tax settlement payment of $481 million.
2013 compared with 2012
Cash flows from operations increased $165 million to $2,917 million in 2013 from $2,752 million in 2012. The increase was primarily due to higher net income plus depreciation and amortization and the impact of lower pension contributions compared to the prior-year period. These increases were partially offset by lower deferred taxes.
2012 compared with 2011
Cash flows from operations increased $297 million to $2,752 million in 2012 from $2,455 million in 2011. The increase was due to higher net income plus depreciation and amortization, other non-cash charges and lower income tax payments, partially offset by an increase in pension funding, mainly in the United States. The lower tax payments are primarily the result of a tax benefit associated with a loss on a liquidated subsidiary (see Note 2 to the consolidated financial statements), and increased deferred income tax liabilities related to fixed asset depreciation.

Investing

2013 compared with 2012
Net cash used for investing activities of $3,237 million increased $859 million versus 2012 primarily due to higher acquisitions, net of cash acquired.
Acquisition expenditures in 2013 were $1,323 million, an increase of $1,043 million from 2012. Acquisitions consisted primarily of the acquisition of NuCO2, Inc., Dominion Technology Gases, US packaged gas distributors, and an acquisition in Russia (see Note 3 to the consolidated financial statements).
Capital expenditures in 2013 were $2,020 million, a decrease of $160 million from 2012. Capital expenditures during 2013 related largely to new production plants under contract for customers globally. Approximately half of the capital expenditures were in North American and about 20% were in Asia.
Divestitures and asset sales in 2013 totaled $106 million, which included the sale of a service business and other assets in the United States and proceeds related to a land sale in Korea.
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

Financing

Praxair’s financing strategy is to secure long-term committed funding by issuing public notes and debentures and commercial paper backed by a long-term bank credit agreement. Praxair’s international operations are funded through a combination of local borrowing and inter-company funding to minimize the total cost of funds and to manage and centralize currency exchange exposures. As deemed necessary, Praxair manages its exposure to interest-rate changes through the use of financial derivatives (see Note 12 to the consolidated financial statements and Item 7A. Quantitative and Qualitative Disclosures About Market Risk).
The company believes that it has sufficient operating flexibility, cash reserves, and funding sources to maintain adequate amounts of liquidity to meet its business needs around the world. At December 31, 2013, the company’s credit ratings as reported by Standard & Poor’s and Moody’s were A-1 and P-1 for short-term debt, respectively, and A and A2 for long-term debt, respectively. Additionally, the company plans to maintain its undistributed earnings of foreign subsidiaries to support foreign growth opportunities and reduce local debt.
In February 2013, Praxair issued $400 million of 0.75% notes due 2016 and $500 million of 2.70% notes due 2023; in March 2013, Praxair issued $500 million of 1.20% notes due 2018; in April 2013, Praxair issued $475 million of 1.25% notes due 2018 and $175 million of 3.55% notes due 2042; and in November 2013, Praxair issued $500 million of 1.90% notes due 2019.
In June 2013, Praxair repaid $350 million of 3.95% notes and $500 million of 2.125% notes that became due. In December 2013, Praxair redeemed $400 million of 5.25% notes due in November 2014, see Note 11 to the consolidated financial statements.
Note 11 to the consolidated financial statements includes information with respect to the company’s debt refinancing in 2013, current debt position, debt covenants and the available credit facility; and Note 12 includes information relating to derivative financial instruments. Praxair's credit facility is with major financial institutions and is non-cancellable until maturity. Therefore, the company believes the risk of the financial institutions being unable to make required loans under the credit facility, if requested, to be low. Praxair’s major bank credit and long-term debt agreements contain standard covenants. The company was in compliance with these covenants at December 31, 2013 and expects to remain in compliance for the foreseeable future.
Cash provided by financing activities was $328 million in 2013 compared to cash used for financing $303 million in 2012. Cash dividends of $708 million increased $53 million from 2012.
Praxair’s total debt outstanding at December 31, 2013 was $8,811 million, $1,449 million higher than $7,362 million at December 31, 2012 due primarily to higher debt levels required to fund acquisitions. The December 31, 2013 debt balance includes $8,579 million in public securities and $232 million representing primarily worldwide bank borrowings. Praxair’s global effective borrowing rate was approximately 2.7% for 2013.
Other Financial Data
Praxair’s debt-to-capital ratio is 54.3% at December 31, 2013 versus 51.9% at December 31, 2012. The increase is attributable to higher debt levels, primarily to fund acquisitions.
After-tax return on capital ("ROC") decreased to 12.8% at December 31, 2013 versus 13.9% at 2012 reflecting the large amount of capital projects under construction and acquisitions made during the year.
Return on equity ("ROE") is 28.6% for the year-ended December 31, 2013 versus 28.9% during 2012.
See the “Non-GAAP Financial Measures” section for definitions and reconciliation of these non-GAAP measures to reported amounts.
CONTRACTUAL OBLIGATIONS
The following table sets forth Praxair’s material contract obligations and other commercial commitments as of December 31, 2013:

(Millions of dollars)	Due or expiring by December 31,
	2014	2015	2016	2017	2018	Thereafter	Total
Long-term debt obligations:
Debt and capitalized lease maturities (Note 11)*	$3	$924	$1,167	$727	$1,047	$4,161	$8,029
Contractual interest	231	205	184	152	136	648	1,556
Operating leases (Note 4)*	119	103	88	69	57	51	487
Retirement obligations	61	37	36	37	36	161	368
Unconditional purchase obligations (Note 17)*	529	444	421	409	404	3,542	5,749
Construction commitments (Note 17)*	1,071	515	117	—	—	—	1,703
Total Contractual Obligations	$2,014	$2,228	$2,013	$1,394	$1,680	$8,563	$17,892
* See Notes to the consolidated financial statements for additional information.
Contractual interest on long-term debt of $1,556 million represents interest the company is contracted to pay on outstanding long-term debt, current portion of long-term debt and capital lease obligations, calculated on a basis consistent with planned debt maturities, excluding the interest impact of interest rate swaps. At December 31, 2013, Praxair had fixed-rate debt of $7,004 million and floating-rate debt of $1,807 million. The rate assumed for floating-rate debt was the rate in effect at December 31, 2013.
Retirement obligations of $368 million include estimates of pension plan contributions and expected future benefit payments for unfunded pension and OPEB plans. Pension plan contributions are forecast for 2014 only. For purposes of the table, $25 million of contributions have been included for 2014. Expected future unfunded pension and OPEB benefit payments are forecast only through 2023. Contribution and unfunded benefit payment estimates are based upon current valuation assumptions. Estimates of pension contributions after 2014 and unfunded benefit payments after 2023 are not included in the table because the timing of their resolution cannot be estimated. Retirement obligations are more fully described in Note 16 to the consolidated financial statements.
Liabilities for uncertain tax positions totaling $72 million, including interest and penalties, are not included in the table because the timing of their resolution cannot be estimated. See Note 5 to the consolidated financial statements for disclosures surrounding uncertain income tax positions.
OFF-BALANCE SHEET ARRANGEMENTS
As discussed in Note 17 to the consolidated financial statements, at December 31, 2013, Praxair had entered into various guarantees and other arrangements, and had undrawn outstanding letters of credit from financial institutions. These arrangements were entered into in connection with normal business operations and they are not reasonably likely to have a material impact on Praxair’s consolidated financial condition, results of operations, or liquidity.

CRITICAL ACCOUNTING POLICIES
The policies discussed below are considered by management to be critical to understanding Praxair’s financial statements and accompanying notes prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Their application places significant importance on management’s judgment as a result of the need to make estimates of matters that are inherently uncertain. Praxair’s financial position, results of operations and cash flows could be materially affected if actual results differ from estimates made. These policies are determined by management and have been reviewed by Praxair’s Audit Committee.
Depreciable Lives of Property, Plant and Equipment
Praxair’s net property, plant and equipment at December 31, 2013 was $12,278 million, representing 61% of the company’s consolidated total assets. Depreciation expense for the year ended December 31, 2013 was $1,068 million, or 11% of total operating costs. Management judgment is required in the determination of the estimated depreciable lives that are used to calculate the annual depreciation expense and accumulated depreciation.
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
Based upon the assets as of December 31, 2013, if depreciable lives of machinery and equipment, on average, were increased or decreased by one year, annual depreciation expense would be decreased by approximately $59 million or increased by approximately $67 million, respectively.
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
The weighted-average expected long-term rates of return on pension plan assets were 8.00% for U.S. plans and 7.50% for international plans for the years ended December 31, 2013 (8.25% and 8.70%, respectively at December 31, 2012). These rates are determined annually by management based on a weighted average of current and historical market trends, historical and expected portfolio performance and the current and expected portfolio mix of investments. A 0.50% change in these expected long-term rates of return, with all other variables held constant, would change Praxair’s pension expense by approximately $9 million.
The company has consistently used a market-related value of assets rather than the fair value at the measurement date to determine annual pension expense. The market-related value recognizes investment gains or losses over a five-year period. As a result, changes in the fair value of assets from year to year are not immediately reflected in the company’s annual pension expense. Instead, annual pension expense in future periods will be impacted as deferred investment gains or losses are recognized in the market-related value of assets over the five-year period. The consolidated market-related value of assets was $2,033 million, or $138 million lower than the fair value of assets of $2,171 million at December 31, 2013. These net deferred investment gains of $138 million will be recognized in the calculation of the market-related value of assets ratably over the next four years and will impact future pension expense. Future actual investment gains or losses will impact the market-related value of assets and, therefore, will impact future annual pension expense in a similar manner.

The weighted-average discount rates for pension plan liabilities were 4.80% for U.S. plans and 6.30% for international plans at December 31, 2013 (3.90% and 5.80%, respectively, at December 31, 2012). These rates are used to calculate the present value of plan liabilities and are determined annually by management. The discount rate for the U.S. plans is established utilizing a cash flow matching model provided by the company’s independent actuaries. The model includes a portfolio of corporate bonds graded Aa or better by at least half of the ratings agencies and matches the U.S. plan’s projected cash flows to the calculated spot rates and develops the single equivalent discount rate which produces the same present value. The discount rates for the remaining international plans are based on market yields for high-quality fixed income investments representing the approximate duration of the pension liabilities on the measurement date. A 0.50% change in discount rates, with all other variables held constant, would decrease/increase Praxair’s pension expense by approximately $13 million and would impact the PBO by approximately $150 million.
The weighted-average expected rate of compensation increase was 3.25% for U.S. plans and 4.00% for international plans at December 31, 2013 and 2012. The estimated annual compensation increase is determined by management every year and is based on historical trends and market indices. A 0.50% change in the expected rate of compensation increase, with all other variables held constant, would change Praxair’s pension expense by approximately $6 million and would impact the PBO by approximately $28 million.
Asset Impairments
Goodwill
At December 31, 2013, the company had goodwill of $3,194 million, which represents the aggregate of the excess purchase price for acquired businesses over the fair value of the net assets acquired.
The company performs a goodwill impairment test annually in the second quarter or more frequently if events or circumstances indicate that an impairment loss may have been incurred, and no impairments were indicated. The company has continuously re-evaluated the likelihood of goodwill impairments in its reporting units subsequent to the second quarter test, and does not believe there is indication of impairment for any of its reporting units. At December 31, 2013, Praxair’s enterprise value was approximately $47 billion (outstanding shares multiplied by the year-end stock price plus debt, and without any control premium) while its total capital was approximately $16 billion.
The impairment test allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than carrying value. If it is determined that it is more likely than not that the fair value of a reporting unit is less than carrying value then the company will estimate and compare the fair value of its reporting units to their carrying value, including goodwill. Reporting units are determined based on one level below the operating segment level. Fair value is determined through the use of projected future cash flows, multiples of earnings and sales and other factors.
Such analysis requires the use of certain market assumptions and discount factors, which are subjective in nature. As applicable, estimated values can be affected by many factors beyond the company's control such as business and economic trends, government regulation, and technological changes. Management believes that the qualitative factors used to perform its annual goodwill impairment assessment are appropriate and reasonable. Although the 2013 qualitative assessment indicated that it is more likely than not that the fair value of each reporting unit substantially exceeded its carrying value, changes in circumstances or conditions affecting this analysis could have a significant impact on the fair value determination, which could then result in a material impairment charge to the company's results of operations.

See Note 9 to the consolidated financial statements for disclosures concerning the carrying value of goodwill by reportable segment.

Property, Plant and Equipment
Property, plant and equipment is tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an individual asset or asset group may not be recoverable. For purposes of this test, asset groups are determined based upon the lowest level for which there are identifiable cash flows. Based upon Praxair's business model, an asset group may be a single plant and related assets used to support on-site, merchant and packaged gas customers. Alternatively, the asset group may be a pipeline complex which includes multiple interdependent plants and related assets connected by pipelines within a geographic area used to support the same distribution methods.
Income Taxes
At December 31, 2013, Praxair had deferred tax assets of $855 million (net of valuation allowances of $85 million), and deferred tax liabilities of $1,807 million. At December 31, 2013, uncertain tax positions totaled $121 million (see

Notes 1 and 5 to the consolidated financial statements). Income tax expense was $649 million for the year ended December 31, 2013, or about 26.5% of pre-tax income.
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

The following are the non-GAAP measures presented in the Selected Financial Data (Item 6) or this MD&A:

(Dollar amounts in millions, except for per share data) Year ended December 31,	2013	2012	2011	2010	2009
Performance Measures:
After-tax return on capital ("ROC")	12.8%	13.9%	14.8%	14.5%	13.9%
Return on equity ("ROE")	28.6%	28.9%	28.1%	26.4%	27.0%
Debt-to-capital	54.3%	51.9%	51.8%	47.3%	47.0%
Debt-to-adjusted EBITDA	2.2	1.9	1.7	1.6	1.8
Adjusted Amounts:
Operating profit	$2,657	$2,502	$2,469	$2,167	$1,881
As a percent of sales	22.3%	22.3%	21.9%	21.4%	21.0%
Interest expense - net	$160	$141	$145	$118	$133
Effective tax rate	28.0%	28.0%	27.8%	27.9%	27.6%
Noncontrolling interests	$(65)	$(54)	$(51)	$(39)	$(43)
Net income – Praxair, Inc.	$1,772	$1,681	$1,666	$1,476	$1,247
Diluted earnings per share	$5.93	$5.57	$5.43	$4.74	$3.99
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

(Dollar amounts in millions) Year Ended December 31,	2013	2012	2011	2010	2009
Adjusted operating profit (see below)	$2,657	$2,502	$2,469	$2,167	$1,881
Less: adjusted income taxes (see below)	(698)	(660)	(647)	(572)	(482)
Less: tax benefit on adjusted interest expense (a)	(44)	(39)	(41)	(33)	(37)
Add: income from equity investments	38	34	40	38	24
Net operating profit after-tax ("NOPAT")	$1,953	$1,837	$1,821	$1,600	$1,386
Beginning capital	$13,878	$12,489	$11,663	$10,658	$9,304
First quarter ending capital	$15,344	$13,248	$12,289	$10,758	$9,366
Second quarter ending capital	$15,548	$13,017	$12,809	$10,745	$10,020
Third quarter ending capital	$15,757	$13,617	$12,306	$11,336	$10,577
Year-end ending capital	$15,983	$13,878	$12,489	$11,663	$10,658
Five-quarter average capital	$15,302	$13,250	$12,311	$11,032	$9,985
After-tax return on capital	12.8%	13.9%	14.8%	14.5%	13.9%

________________________

(a)	Tax benefit on adjusted interest expense is computed using the effective rate adjusted for non-recurring income tax benefits and charges. The effective tax rates used for all periods were 28%.

Return on Praxair, Inc. Shareholders’ Equity ("ROE")
Return on Praxair, Inc. shareholders’ equity is a measure used by investors, financial analysts and management to evaluate operating performance from a Praxair shareholder perspective. ROE measures the net income attributable to Praxair, Inc. that the company was able to generate with the money shareholders have invested.

(Dollar amounts in millions) Year Ended December 31,	2013	2012	2011	2010	2009
Adjusted net income – Praxair, Inc. (see below)	$1,772	$1,681	$1,666	$1,476	$1,247
Beginning Praxair, Inc. shareholders’ equity	$6,064	$5,488	$5,792	$5,315	$4,009
First quarter ending Praxair, Inc. shareholders’ equity	$6,169	$5,940	$6,165	$5,398	$4,073
Second quarter ending Praxair, Inc. shareholders’ equity	$5,928	$5,615	$6,400	$5,452	$4,638
Third quarter ending Praxair, Inc. shareholders’ equity	$6,210	$6,015	$5,753	$5,991	$5,085
Year-End ending Praxair, Inc. shareholders’ equity	$6,609	$6,064	$5,488	$5,792	$5,315
Five-quarter average Praxair, Inc. shareholders’ equity	$6,196	$5,824	$5,920	$5,590	$4,624
Return on Praxair, Inc. Shareholders’ Equity	28.6%	28.9%	28.1%	26.4%	27.0%
Debt-to-Capital Ratio
The debt-to-capital ratio is a measure used by investors, financial analysts and management to provide a measure of financial leverage and insights into how the company is financing its operations.

(Dollar amounts in millions)	2013	2012	2011	2010	2009
Year Ended December 31,
Total debt	$8,811	$7,362	$6,562	$5,557	$5,055
Less: cash and cash equivalents	(138)	(157)	(90)	(39)	(45)
Net debt	8,673	7,205	6,472	5,518	5,010
Equity and redeemable noncontrolling interests
Redeemable noncontrolling interests	307	252	220	—	—
Praxair, Inc. shareholders’ equity	6,609	6,064	5,488	5,792	5,315
Noncontrolling interests	394	357	309	353	333
Total equity and redeemable noncontrolling interests	7,310	6,673	6,017	6,145	5,648
Total capital	$15,983	$13,878	$12,489	$11,663	$10,658
Debt-to-capital ratio	54.3%	51.9%	51.8%	47.3%	47.0%

Adjusted EBITDA and Debt-to-Adjusted EBITDA Ratio

(Dollar amounts in millions)	2013	2012	2011	2010	2009
Year Ended December 31,
Adjusted net income - Praxair, Inc. (see below)	$1,772	$1,681	$1,666	$1,476	$1,247
Add: adjusted noncontrolling interests (see below)	65	54	51	39	43
Add: adjusted interest expense - net	160	141	145	118	133
Add: adjusted income taxes (see below)	698	660	647	572	482
Add: depreciation and amortization	1,109	1,001	1,003	925	846
Adjusted EBITDA	$3,804	$3,537	$3,512	$3,130	$2,751

Beginning Praxair, Inc. net debt	$7,205	$6,472	$5,518	$5,010	$4,993
First quarter ending Praxair, Inc. net debt	$8,563	$6,749	$5,752	$5,028	$4,991
Second quarter ending Praxair, Inc. net debt	$9,004	$6,891	$6,039	$4,978	$5,074
Third quarter ending Praxair, Inc. net debt	$8,892	$7,028	$6,185	$5,006	$5,170
Year-End ending Praxair, Inc. net debt	$8,673	$7,205	$6,472	$5,518	$5,010
Five-quarter average Praxair, Inc. net debt	$8,467	$6,869	$5,993	$5,108	$5,048
Debt-to- adjusted EBITDA ratio	2.2	1.9	1.7	1.6	1.8
Adjusted Amounts
2013 amounts are adjusted for the impact of Venezuela currency devaluation, a pension settlement, an income tax benefit related to the realignment of Praxair's Italian legal structure and a bond redemption. 2012 amounts are adjusted for the impact of the cost reduction program, a pension settlement and an income tax benefit related to US homecare divestiture. 2011 amounts are adjusted for the impact of a net gain on acquisition and the cost reduction program. 2010 amounts are adjusted for the impact of the Spanish income tax settlement, US homecare divestiture, repatriation tax benefit and Venezuela currency devaluation. 2009 amounts are adjusted for the Brazil tax amnesty program and other charges. The company does not believe these items are indicative of on-going business performance and, accordingly, their impacts are excluded from the reported amounts so that investors can better evaluate and analyze historical and future business trends on a consistent basis.

(Dollar amounts in millions, except per share data)	2013	2012	2011	2010	2009
Year Ended December 31,
Adjusted Operating Profit and Margin
Reported operating profit	$2,625	$2,437	$2,468	$2,082	$1,575
Add: Pension settlement charge	9	9	—	—	—
Add: Venezuela currency devaluation	23	—	—	27	—
Add: Cost reduction program	—	56	40	—	—
Less: Net gain on acquisition	—	—	(39)	—	—
Add: US homecare divestiture	—	—	—	58	—
Add: Brazil tax amnesty and other charges	—	—	—	—	306
Total adjustments	32	65	1	85	306
Adjusted operating profit	$2,657	$2,502	$2,469	$2,167	$1,881
Reported percent change	8%	(1)%	19%	32%	(16)%
Adjusted percent change	6%	1%	14%	15%	(9)%
Reported sales	$11,925	$11,224	$11,252	$10,116	$8,956
Reported operating profit margin	22.0%	21.7%	21.9%	20.6%	17.6%
Adjusted operating profit margin	22.3%	22.3%	21.9%	21.4%	21.0%
Adjusted Interest Expense - Net
Reported interest expense	178	141	145	118	133

Less: Bond redemption	(18)	—	—	—	—
Adjusted interest expense - net	$160	$141	$145	$118	$133
Adjusted Income Taxes and Effective Tax Rate
Reported income taxes	$649	$586	$641	$768	$169
Add: Bond redemption	6	—	—	—	—
Add: Income tax benefits	40	55	—	—	—
Add: Pension settlement charge	3	3	—	—	—
Add: Venezuela currency devaluation	—	—	—	1	—
Add: Cost reduction program	—	16	9	—	—
Less: Spanish income tax settlement	—	—	—	(250)	—
Less: Net gain on acquisition	—	—	(3)	—	—
Add: US homecare divestiture	—	—	—	18	—
Add: Repatriation tax benefit	—	—	—	35	—
Add: Brazil tax amnesty and other charges	—	—	—	—	313
Total adjustments	49	74	6	(196)	313
Adjusted income taxes	$698	$660	$647	$572	$482
Reported income before income taxes and equity investments	$2,447	$2,296	$2,323	$1,964	$1,442
Add: Bond redemption	18	—	—	—	—
Add: Pension settlement charge	9	9	—	—	—
Add: Venezuela currency devaluation	23	—	—	27	—
Add: Cost reduction program	—	56	40	—	—
Less: Net gain on acquisition	—	—	(39)	—	—
Add: US homecare divestiture	—	—	—	58	—
Add: Brazil tax amnesty and other charges	—	—	—	—	306
Total adjustments	50	65	1	85	306
Adjusted income before income taxes and equity investments	$2,497	$2,361	$2,324	$2,049	$1,748
Adjusted effective tax rate	28.0%	28.0%	27.8%	27.9%	27.6%
Adjusted Noncontrolling Interests
Reported noncontrolling interests	$81	$52	$50	$39	$43
Less: Income tax benefits	(16)	—	—	—	—
Add: Cost reduction program	—	2	—	—	—
Add: Net gain on acquisition	—	—	1	—	—
Total adjustments	(16)	2	1	—	—
Adjusted noncontrolling interests	$65	$54	$51	$39	$43
Adjusted Net Income – Praxair, Inc.
Reported net income – Praxair, Inc.	$1,755	$1,692	$1,672	$1,195	$1,254
Add: Bond redemption	12	—	—	—	—
Less: Income tax benefits	(24)	(55)	—	—	—
Add: Pension settlement charge	6	6	—	—	—
Add: Venezuela currency devaluation	23	—	—	26	—
Add: Cost reduction program	—	38	31	—	—
Less: Net gain on acquisition	—	—	(37)	—	—
Add: Spanish tax settlement	—	—	—	250	—
Add: US homecare divestiture	—	—	—	40	—
Less: Repatriation tax benefit	—	—	—	(35)	—
Less: Brazil tax amnesty and other charges	—	—	—	—	(7)
Total adjustments	17	(11)	(6)	281	(7)
Adjusted net income – Praxair, Inc.	$1,772	$1,681	$1,666	$1,476	$1,247
Reported percent change	4%	1%	40%	(5)%	4%
Adjusted percent change	5%	1%	13%	18%	(7)%

(Dollar amounts in millions, except per share data)	2013	2012	2011	2010	2009
Year Ended December 31,
Adjusted Diluted Earnings Per Share
Reported diluted earnings per share	$5.87	$5.61	$5.45	$3.84	$4.01
Add: Bond redemption	0.04	—	—	—	—
Less: Income tax benefits	(0.08)	(0.18)	—	—	—
Add: Pension settlement charge	0.02	0.02	—	—	—
Add: Venezuela currency devaluation	0.08	—	—	0.08	—
Add: Cost reduction program	—	0.12	0.10	—	—
Less: Net gain on acquisition	—	—	(0.12)	—	—
Add: Spanish income tax settlement	—	—	—	0.80	—
Add: US homecare divestiture	—	—	—	0.13	—
Less: Repatriation tax benefit	—	—	—	(0.11)	—
Less: Brazil tax amnesty program and other charges	—	—	—	—	(0.02)
Total adjustments	0.06	(0.04)	(0.02)	0.90	(0.02)
Adjusted diluted earnings per share	$5.93	$5.57	$5.43	$4.74	$3.99
Reported percent change	5%	3%	42%	(4)%
Adjusted percent change	6%	3%	15%	19%

2014 Diluted Earnings Per Share Outlook
	Low End	High End
2014 diluted EPS outlook	$6.25	$6.55
2013 adjusted diluted EPS (see above)	$5.93	$5.93
Percentage change	5%	10%

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
The following discussion presents the sensitivity of the market value, earnings and cash flows of Praxair’s financial instruments to hypothetical changes in interest and exchange rates assuming these changes occurred at December 31, 2013. The range of changes chosen for these discussions reflects Praxair’s view of changes which are reasonably possible over a one-year period. Market values represent the present values of projected future cash flows based on interest rate and exchange rate assumptions.
Interest Rate and Debt Sensitivity Analysis
At December 31, 2013, Praxair had debt totaling $8,811 million ($7,362 million at December 31, 2012). At December 31, 2013 there were two interest-rate swap agreements outstanding with notional amounts totaling $875 million that converts fixed-rate interest to variable-rate interest on the $400 million 3.25% notes that mature in 2015 and the $475 million 1.25% notes that mature in 2018 (only the interest-rate swap related to the $400 million 3.25% notes that mature in 2015 was outstanding at December 31, 2012) . When considered necessary, interest-rate swaps are entered into as hedges of underlying financial instruments to effectively change the characteristics of the interest rate without actually changing the underlying financial instrument.
For fixed-rate instruments, interest-rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating-rate instruments, interest-rate changes generally do not affect the fair market value but impact future earnings and cash flows, assuming other factors are held constant.
At December 31, 2013, Praxair had fixed-rate debt of $7,004 million and floating-rate debt of $1,807 million, representing 79% and 21%, respectively, of total debt. At December 31, 2012, Praxair had fixed-rate debt of $6,239 million and floating-rate debt of $1,123 million, representing 85% and 15%, respectively, of total debt. Holding other variables constant (such as foreign exchange rates, swaps and debt levels), a one-percentage-point decrease in interest rates would increase the unrealized fair market value of the fixed-rate debt by approximately $421 million ($368 million in 2012). At December 31, 2013 and 2012, the after-tax earnings and cash flows impact for the subsequent year resulting from a one-percentage-point increase in interest rates would be approximately $12 million and $7 million, respectively, holding other variables constant.
Exchange Rate Sensitivity Analysis
Praxair’s exchange-rate exposures result primarily from its investments and ongoing operations in South America (primarily Brazil, Argentina, Colombia and Venezuela), Europe (primarily Germany, Italy, Russia, Scandinavia and Spain), Canada, Mexico, Asia (primarily China, India, Korea and Thailand) and other business transactions such as the procurement of equipment from foreign sources. From time to time, Praxair utilizes foreign exchange forward contracts to hedge these exposures. At December 31, 2013, Praxair had $2,197 million notional amount ($2,515 million at December 31, 2012) of foreign exchange contracts all of which were to hedge recorded balance sheet exposures. See Note 12 to the consolidated financial statements.
Holding other variables constant, if there were a 10% adverse change in foreign-currency exchange rates for the portfolio, the fair market value of foreign-currency contracts outstanding at December 31, 2013 and 2012 would decrease by approximately $46 million and $32 million, respectively, which would be largely offset by an offsetting gain or loss on the foreign-currency fluctuation of the underlying exposure being hedged.

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
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has completed an integrated audit of Praxair’s 2013, 2012 and 2011 consolidated financial statements and of its internal control over financial reporting as of December 31, 2013 in accordance with the standards of the Public Company Accounting Oversight Board (United States) as stated in their report.
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
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Praxair’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (often referred to as COSO). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2013.
Praxair’s evaluation of internal control over financial reporting as of December 31, 2013 did not include the internal control over financial reporting related to NuCO2 Inc. and Dominion Technology Gases Investment Limited because they were acquired by Praxair in purchase business combinations consummated during 2013. Total assets and sales for these acquisitions represent 7.1% and 2.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013 (See Note 3).
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued their opinion on the company’s internal control over financial reporting as of December 31, 2013 as stated in their report.

/s/ STEPHEN F. ANGEL	/s/ ELIZABETH T. HIRSCH
Stephen F. Angel Chairman, President and Chief Executive Officer	Elizabeth T. Hirsch Vice President and Controller
/s/ MATTHEW J. WHITE
Matthew J. White Senior Vice President and Chief Financial Officer	Danbury, Connecticut February 25, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Shareholders of Praxair, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income (loss), equity and cash flows present fairly, in all material respects, the financial position of Praxair, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded NuCO2 Inc. and Dominion Technology Gases Investment Limited from its assessment of internal control over financial reporting as of December 31, 2013 because these businesses were acquired by the Company in purchase business combinations during 2013. We have also excluded NuCO2 Inc. and Dominion Technology Gases Investment Limited from our audit of internal control over financial reporting. NuCO2 Inc. and Dominion Technology Gases Investment Limited are wholly owned subsidiaries of the Company. The aggregate total assets and total sales of these entities represent 7.1% and 2.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers
Stamford, Connecticut
February 25, 2014

CONSOLIDATED STATEMENTS OF INCOME
PRAXAIR, INC. AND SUBSIDIARIES
(Dollar amounts in millions, except per share data)

Year Ended December 31,	2013	2012	2011
Sales	$11,925	$11,224	$11,252
Cost of sales, exclusive of depreciation and amortization	6,744	6,396	6,458
Selling, general and administrative	1,349	1,270	1,239
Depreciation and amortization	1,109	1,001	1,003
Research and development	98	98	90
Venezuela currency devaluation and other charges – net	32	65	1
Other income (expenses) – net	32	43	7
Operating Profit	2,625	2,437	2,468
Interest expense – net	178	141	145
Income Before Income Taxes and Equity Investments	2,447	2,296	2,323
Income taxes	649	586	641
Income Before Equity Investments	1,798	1,710	1,682
Income from equity investments	38	34	40
Net Income (Including Noncontrolling Interests)	1,836	1,744	1,722
Less: noncontrolling interests	(81)	(52)	(50)
Net Income – Praxair, Inc.	$1,755	$1,692	$1,672

Per Share Data – Praxair, Inc. Shareholders
Basic earnings per share	$5.94	$5.67	$5.53
Diluted earnings per share	$5.87	$5.61	$5.45

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	295,523	298,316	302,237
Diluted shares outstanding	298,965	301,845	306,722
The accompanying Notes on pages 58 to 97 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
PRAXAIR, INC. AND SUBSIDIARIES
(Dollar amounts in millions)

Year Ended December 31,	2013	2012	2011
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$1,836	$1,744	$1,722

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(474)	(13)	(563)
Income Taxes	27	17	29
Translation adjustments	(447)	4	(534)
Funded status - retirement obligations (Note 16):
Retirement program remeasurements	408	(228)	(347)
Reclassifications to net income	95	71	42
Income taxes	(180)	49	115
Funded status - retirement obligations	323	(108)	(190)
Derivative instruments (Note 12):
Current year unrealized gain (loss)	1	(1)	(15)
Reclassifications to net income	—	—	—
Income taxes	—	1	6
Derivative instruments	1	—	(9)
TOTAL OTHER COMPREHENSIVE LOSS	(123)	(104)	(733)

COMPREHENSIVE INCOME (INCLUDING NONCONTROLLING INTERESTS)	1,713	1,640	989
Less: noncontrolling interests	(76)	(54)	(45)
COMPREHENSIVE INCOME - PRAXAIR, INC.	$1,637	$1,586	$944

The accompanying Notes on pages 58 to 97 are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
PRAXAIR, INC. AND SUBSIDIARIES
(Dollar amounts in millions)

December 31,	2013	2012
Assets
Cash and cash equivalents	$138	$157
Accounts receivable – net	1,892	1,834
Inventories	506	476
Prepaid and other current assets	380	325
Total Current Assets	2,916	2,792
Property, plant and equipment – net	12,278	11,453
Equity investments	702	654
Goodwill	3,194	2,507
Other intangible assets – net	596	173
Other long-term assets	569	511
Total Assets	$20,255	$18,090
Liabilities and Equity
Accounts payable	$921	$928
Short-term debt	782	638
Current portion of long-term debt	3	39
Accrued taxes	168	123
Other current liabilities	790	751
Total Current Liabilities	2,664	2,479
Long-term debt	8,026	6,685
Other long-term liabilities	859	1,276
Deferred credits	1,396	977
Total Liabilities	12,945	11,417
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	307	252
Praxair, Inc. Shareholders’ Equity:
Common stock $0.01 par value, authorized – 800,000,000 shares, issued 2013 – 383,230,625 shares and 2012 – 383,073,446 shares	4	4
Additional paid-in capital	3,970	3,889
Retained earnings	10,528	9,534
Accumulated other comprehensive income (loss)	(1,981)	(1,852)
Less: Treasury stock, at cost (2013 – 89,096,761 shares and 2012 – 86,843,966 shares)	(5,912)	(5,511)
Total Praxair, Inc. Shareholders’ Equity	6,609	6,064
Noncontrolling interests	394	357
Total Equity	7,003	6,421
Total Liabilities and Equity	$20,255	$18,090
The accompanying Notes on pages 58 to 97 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
PRAXAIR, INC. AND SUBSIDIARIES
(Millions of dollars)

Year Ended December 31,	2013	2012	2011
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income – Praxair, Inc.	$1,755	$1,692	$1,672
Noncontrolling interests	81	52	50
Net income (including noncontrolling interests)	$1,836	$1,744	$1,722
Adjustments to reconcile net income to net cash provided by operating activities:
Venezuela currency devaluation and other charges-net, net of payments	23	43	(5)
Depreciation and amortization	1,109	1,001	1,003
Deferred income taxes	101	258	(3)
Share-based compensation	70	70	62
Non-cash charges and other	(88)	(127)	(71)
Working capital
Accounts receivable	(84)	(36)	(108)
Inventory	(54)	(18)	(31)
Prepaid and other current assets	(69)	(17)	8
Payables and accruals	107	(34)	44
Pension contributions	(52)	(184)	(94)
Long-term assets, liabilities and other	18	52	(72)
Net cash provided by operating activities	2,917	2,752	2,455
Investing
Capital expenditures	(2,020)	(2,180)	(1,797)
Acquisitions, net of cash acquired	(1,323)	(280)	(294)
Divestitures and asset sales	106	82	86
Net cash used for investing activities	(3,237)	(2,378)	(2,005)
Financing
Short-term debt borrowings (repayments) – net	149	293	(47)
Long-term debt borrowings	2,659	2,036	1,541
Long-term debt repayments	(1,347)	(1,522)	(580)
Issuances of common stock	154	164	195
Purchases of common stock	(590)	(623)	(937)
Cash dividends – Praxair, Inc. shareholders	(708)	(655)	(602)
Excess tax benefit on stock based compensation	46	60	53
Noncontrolling interest transactions and other	(35)	(56)	(3)
Net cash used for financing activities	328	(303)	(380)
Effect of exchange rate changes on cash and cash equivalents	(27)	(4)	(19)
Change in cash and cash equivalents	(19)	67	51
Cash and cash equivalents, beginning-of-period	157	90	39
Cash and cash equivalents, end-of-period	$138	$157	$90
Supplemental Data
Income taxes paid	$532	$277	$515
Interest paid, net of capitalized interest (Note 7)	$184	$153	$157
The accompanying Notes on pages 58 to 97 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
PRAXAIR, INC. AND SUBSIDIARIES
(Dollar amounts in millions, except per share data, shares in thousands)

	Praxair, Inc. Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Note 7)	Treasury Stock		Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Activity	Shares	Amounts				Shares	Amounts
Balance, December 31, 2010	382,623	$4	$3,702	$7,475	$(1,018)	78,627	$(4,371)	$5,792	$353	$6,145
Net Income				1,672				1,672	48	1,720
Other comprehensive income (loss)					(728)			(728)	(5)	(733)
Noncontrolling interests:
Dividends and other capital reductions								—	(26)	(26)
Additions (Reductions)								—	4	4
Reclassification to redeemable noncontrolling interests (Note 14)									(65)	(65)
Redemption value adjustments (Note 14)				(35)				(35)		(35)
Dividends to Praxair, Inc. common stock ($2.00 per share)				(602)				(602)		(602)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	71		7					7		7
For employee savings and incentive plans	160		(17)			(3,682)	215	198		198
Purchases of common stock						9,379	(933)	(933)		(933)
Tax benefit from stock options			55					55		55
Share-based compensation			62					62		62
Balance, December 31, 2011	382,854	$4	$3,809	$8,510	$(1,746)	84,324	$(5,089)	$5,488	$309	$5,797
Net Income				1,692				1,692	34	1,726
Other comprehensive income (loss)					(106)			(106)	2	(104)
Noncontrolling interests:
Dividends and other capital reductions								—	(48)	(48)
Purchases of noncontrolling interests								—	44	44
Additions (Reductions)								—	16	16
Redemption value adjustments (Note 14)				(13)				(13)		(13)
Dividends to Praxair, Inc. common stock ($2.20 per share)				(655)				(655)		(655)

	Praxair, Inc. Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Note 7)	Treasury Stock		Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Activity	Shares	Amounts				Shares	Amounts
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	66		7					7		7
For employee savings and incentive plans	153		(60)			(3,298)	208	148		148
Purchases of common stock						5,818	(630)	(630)		(630)
Tax benefit from stock options			63					63		63
Share-based compensation			70					70		70
Balance, December 31, 2012	383,073	$4	$3,889	$9,534	$(1,852)	86,844	$(5,511)	$6,064	$357	$6,421
Net Income				1,755				1,755	57	1,812
Other comprehensive income (loss)					(129)			(129)	6	(123)
Noncontrolling interests:
Dividends and other capital reductions								—	(41)	(41)
Additions (Reductions)								—	15	15
Redemption value adjustments (Note 14)				(53)				(53)		(53)
Dividends to Praxair, Inc. common stock ($2.40 per share)				(708)				(708)		(708)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	47		5			(14)	2	7		7
For employee savings and incentive plans	111		(41)			(2,767)	180	139		139
Purchases of common stock						5,034	(583)	(583)		(583)
Tax benefit from stock options			47					47		47
Share-based compensation			70					70		70
Balance, December 31, 2013	383,231	$4	$3,970	$10,528	$(1,981)	89,097	$(5,912)	$6,609	$394	$7,003
The accompanying Notes on pages 58 to 97 are an integral part of these financial statements

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
Principles of Consolidation – The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (" U.S. GAAP") and include the accounts of all significant subsidiaries where control exists and, in limited situations, variable-interest entities where the company is the primary beneficiary. Intercompany transactions and balances are eliminated in consolidation and any significant related-party transactions have been disclosed.
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
Revenue Recognition – Product sales represent approximately 89% of consolidated sales while all other sources of revenue are approximately 11% in the aggregate. Revenue is recognized when a firm sales agreement exists, collectability of a fixed or determinable sales price is reasonably assured, and when title and risks of ownership transfer to the customer for product sales or, in the case of other revenues when obligations are satisfied or services are performed. Sales returns and allowances are not a normal practice in the industry and are not significant.
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
Inventories – Inventories are stated at the lower of cost or market. Cost is determined using the average-cost method for most operations and the last-in, first-out ("LIFO") method for certain U.S. operations (see Note 7).
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
Asset-Retirement Obligations – An asset-retirement obligation is recognized in the period in which sufficient information exists to determine the fair value of the liability with a corresponding increase to the carrying amount of the related property, plant and equipment which is then depreciated over its useful life. The liability is initially measured at discounted fair value and then accretion expense is recorded in each subsequent period. The company’s asset-retirement obligations are primarily associated with its on-site long-term supply arrangements where the company has built a facility on land leased from the customer and is obligated to remove the facility at the end of the contract term. The company’s asset-retirement obligations are not material to its consolidated financial statements.
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
Retirement Benefits – Most Praxair employees participate in a form of defined benefit or contribution retirement plan, and additionally certain employees are eligible to participate in various post-employment health care and life insurance benefit plans. The cost of contribution plans is recognized in the year earned while the cost of other plans is recognized over the employees’ expected service period to the company, all in accordance with the applicable accounting standards. The funded status of the plans is recorded as an asset or liability in the consolidated balance sheets. Funding of retirement benefits varies and is in accordance with local laws and practices.
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
Recently Issued Accounting Standards
Accounting Standards Implemented in 2013
The following standards were all effective for Praxair in 2013 and their adoption did not have a significant impact on the condensed consolidated financial statements:

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

•
Offsetting Assets and Liabilities - In December 2011, the FASB issued updated disclosure requirements related to a company's right or requirement to offset balance sheet items and the related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of setoff, amounts offset, and the related net exposure. The adoption of this guidance did not have a significant impact on the consolidated financial statements.
Accounting Standards to Be Implemented

•
Accounting for Cumulative Translation Adjustment - In March 2013, the FASB issued updated guidance on the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity, or as a result of acquisitions achieved in stages. This guidance will be effective for Praxair beginning with the first quarter 2014. Praxair does not expect this requirement to have any impact on the consolidated financial statements.

•
Presentation of Unrecognized Tax Benefits - In July 2013, the FASB issued updated guidance on the presentation of unrecognized tax benefits. The new guidance requires an entity to present certain unrecognized tax benefits, or a portion therefore, as a reduction to the related deferred tax asset, primarily for loss and tax credit carryforwards. This guidance will be effective for Praxair beginning with the first quarter 2014. Praxair does not expect this requirement to have a significant impact on the consolidated financial statements.

Reclassifications – Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.

NOTE 2. VENEZUELA CURRENCY DEVALUATION AND OTHER CHARGES – NET
2013 Charges
Venezuela Currency Devaluation
On February 8, 2013, Venezuela announced a devaluation of the Venezuelan Bolivar from 4.30 to 6.30 (a 32% devaluation), effective on February 13, 2013. In the first quarter Praxair recorded a $23 million pre-tax charge ($23 million after-tax) due primarily to the remeasurement of the local Venezuelan balance sheet to reflect the new official 6.30 exchange rate. The company does not expect the impact of the devaluation on future results of operations to be significant.

Pension Settlement Charge

During 2012, a number of senior managers retired. These retirees are covered by the U.S. supplemental pension plan which provides for a lump sum benefit payment option. Under certain circumstances, such lump sum payments must be accounted for as a settlement of the related pension obligation, but only when paid. Accordingly, Praxair recorded a settlement charge related to net unrecognized actuarial losses of $9 million ($6 million after-tax) in July 2013 when the cash payments were made to the retirees (refer to Note 16).

2012 Charges
Cost Reduction Program
In the third quarter of 2012, Praxair recorded pre-tax charges totaling $56 million ($38 million after taxes of $16 million and noncontrolling interests of $2 million), relating to severance and business restructuring actions primarily in Europe within the industrial gases and surface technologies businesses. The cost reduction program was initiated primarily in response to the continuing economic downturn in Europe.
The following is a summary of the charges by reportable segment:

(Millions of dollars)	Severance Costs	Costs Associated with Exit or Disposal Activities	Total Cost Reduction Program
North America	$1	$—	$1
Europe	28	8	36
South America	1	—	1
Asia	2	—	2
Surface Technologies	11	5	16
Total	$43	$13	$56

The severance costs of $43 million are for the termination of approximately 410 employees, primarily in Europe (industrial gases and surface technologies). These actions reflected the continued business slow-down in Europe and resulted from a decision to eliminate and/or restructure operations and product lines. The actions are substantially completed as of December 31, 2013 and the remaining liability associated with those actions is expected to be paid during the next twelve months.
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
The following table summarizes the activities related to the company's cost reduction program through December 31, 2013:

(Millions of dollars)	Severance Costs	Costs Associated with Exit or Disposal Activities	Total Cost Reduction Program
Cost reduction program charges in the third quarter of 2012	$43	$13	$56
Less: Cash payments	$(13)	$—	$(13)
Less: Non-cash asset write-offs	$—	$(9)	$(9)
Balance, December 31, 2012	$30	$4	$34
Less: Cash payments	(16)	(4)	(20)
Foreign currency translation	1	—	1
Balance, December 31, 2013	$15	$—	$15
Pension Settlement Charge
During 2011, a number of senior managers retired. These retirees are covered by the U.S. supplemental pension plan which provides for a lump sum benefit payment option. Under certain circumstances, such lump sum payments must be accounted for as a settlement of the related pension obligation, but only when paid. Accordingly, Praxair recorded a settlement charge related to net unrecognized actuarial losses of $9 million ($6 million after-tax) in July 2012 when the cash payments were made (refer to Note 16).

2011 Charges – net
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
The severance costs of $33 million are for the termination of approximately 290 employees, primarily in Europe, South America and Surface technologies, of which approximately half were terminated as of December 31, 2011. At December 31, 2012, all actions have been completed. These costs include $6 million of pension settlement charges, primarily related to the closure of the surface technologies business in Switzerland.
The costs associated with exit or disposal activities of $7 million include asset write-downs and other costs primarily associated with a decision to close the company’s surface technologies facility in Switzerland, and to consolidate operations in the United Kingdom.
Classification in the consolidated financial statements
The pre-tax net charges or benefits for each year are shown in operating profit in a separate line item on the consolidated statement of income. In the balance sheets, asset write-offs are recorded as a reduction to the carrying value of the related assets and unpaid amounts are recorded as short-term liabilities (See Note 7). On the consolidated statement of cash flows, the pre-tax impact of the net charges or benefits, net of cash payments, is shown as an adjustment to reconcile net income to net cash provided by operating activities. In Note 18 - Segment Information, Praxair excluded these items in its management definition of segment operating profit; a reconciliation of segment operating profit to consolidated operating profit is shown within the operating profit table.

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

The acquisition of NuCO2 was accounted for as a business combination. Following the acquisition date, 100% of NuCO2's results were consolidated in the North America business segment. Praxair's 2013 consolidated income statement includes sales of $208 million related to NuCO2. Pro forma results for 2013 and 2012 have not been included as the impact of the acquisition is not material to the consolidated statements of income.

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

The identifiable intangible assets primarily consist of customer relationships that will be amortized over their estimated useful life of 25 years. The deferred income taxes relate primarily to property, plant and equipment, intangibles and operating loss carryforwards. The goodwill resulting from the acquisition is attributable to (i) expected growth from market penetration into the quick service restaurants, convenience stores and themed restaurant chains in the United States and select international markets as we leverage Praxair's customer and distribution networks worldwide, and (ii) cost synergies related to the procurement of raw materials, distribution-related expenses and administrative costs as Praxair integrates and rationalizes administration tasks and leverages its purchasing scale. The goodwill is not expected to be deductible for income tax purposes.

Other Acquisitions

On May 29, 2013 Praxair acquired Dominion Technology Gases Investment Limited (“Dominion”), a leading global supplier of diving, welding, industrial, laboratory and calibration gases and associated equipment to the offshore oil and gas industry based in Aberdeen, Scotland. Dominion provides products and services to the expanding global offshore oil and gas market.

On June 3, 2013 Praxair acquired Volgograd Oxygen Factory (“VOF”), the largest independent industrial gas business in southern Russia, expanding Praxair's production and distribution capabilities in the Volgograd region. Additionally, during 2013, Praxair acquired several smaller independent packaged gas distributors in the United States, an industrial gas business in Italy and a customer contract with operating assets in China.

The aggregate purchase price for these acquisitions was $228 million and resulted in the recognition of $194 million of intangible assets, including $101 million of goodwill and $93 million of other intangible assets, which will be amortized over their estimated useful life.

2012 Acquisitions
In November 2012, Praxair acquired Acetylene Oxygen Company ("AOC"), one of the top ten independent gas and welding products distributors in the U.S, which operates throughout central and southern Texas. The acquisition of AOC allows Praxair to further expand its packaged gases presence in this region. Also, during the twelve months ended December 31, 2012, Praxair completed a number of other smaller acquisitions, primarily North American packaged gas distributors, including PortaGas, located in Houston, Texas. The aggregate purchase price for all seventeen acquisitions was $280 million, and resulted in recognition of $122 million of goodwill.
2011 Acquisitions
In December 2011, Praxair acquired Texas Welders Supply Company, the largest independent gas and welding products distributor in the greater Houston, Texas area. This acquisition increased Praxair’s packaged gas presence in what is considered one of top five welding markets in the U.S.
In October 2011, Praxair increased its ownership in its Yara Praxair industrial gases joint venture with Yara International ASA of Norway from 50% to 66%. The Yara Praxair joint venture, formed in late 2007, comprises Yara International’s former industrial gases businesses located in Norway, Denmark and Sweden. Through the third quarter of 2011, Praxair accounted for its 50% ownership interest in the joint venture as an equity method investment. As a result of the acquisition of a controlling interest, Praxair consolidated Yara Praxair within the European segment beginning in the fourth quarter of 2011 (including $50 million of sales). In accordance with U.S. accounting rules, Praxair was also required to fair value its original 50% ownership interest in Yara Praxair which resulted in a $39 million net gain (see Note 2).
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
NOTE 4. LEASES
In the normal course of its business, Praxair enters into various leases as the lessee, primarily involving manufacturing and distribution equipment and office space. Total lease and rental expenses under operating leases were $140 million in 2013, $120 million in 2012 and $115 million in 2011. Capital leases are not significant and are included in property, plant and equipment – net. Related obligations are included in debt.
At December 31, 2013, minimum payments due under operating leases are as follows:

(Millions of dollars)
2014	$119
2015	103
2016	88
2017	69
2018	57
Thereafter	51
$487
The present value of these future lease payments under operating leases is approximately $411 million.
Praxair’s leases where it is the lessor are not significant.
NOTE 5. INCOME TAXES
Pre-tax income applicable to U.S. and foreign operations is as follows:

(Millions of dollars) Year Ended December 31,	2013	2012	2011
United States	$890	$880	$762
Foreign	1,557	1,416	1,561
Total income before income taxes	$2,447	$2,296	$2,323

The following is an analysis of the provision for income taxes:

(Millions of dollars) Year Ended December 31,	2013	2012	2011
Current tax expense
U.S. federal	$94	$14	$273
State and local	27	20	30
Foreign	427	294	341
	548	328	644
Deferred tax expense
U.S. federal	164	198	(47)
State and local	8	17	3
Foreign	(71)	43	41
	101	258	(3)
Total income taxes	$649	$586	$641

An analysis of the difference between the provision for income taxes and the amount computed by applying the U.S. statutory income tax rate to pre-tax income follows:

(Dollar amounts in millions) Year Ended December 31,	2013		2012		2011
U.S. statutory income tax rate	$856	35.0%	$804	35.0%	$813	35.0%
State and local taxes – net of federal benefit	23	1.0%	24	1.0%	21	0.9%
U.S. tax credits and deductions (a)	(23)	(1.0)%	(22)	(1.0)%	(21)	(0.9)%
Foreign tax differentials (b)	(150)	(6.1)%	(159)	(6.9)%	(164)	(7.0)%
Income tax benefit from realignment of Italian legal structure (c)	(40)	(1.6)%	—	—%	—	—%
Income tax benefit from liquidation of subsidiary (d)	—	—%	(55)	(2.4)%	—	—%
Other – net	(17)	(0.8)%	(6)	(0.2)%	(8)	(0.4)%
Provision for income taxes	$649	26.5%	$586	25.5%	$641	27.6%

________________________

(a)	U.S. tax credits and deductions relate to manufacturing deductions and to the research and experimentation tax credit.

(b)	Primarily related to differences between the U.S. tax rate of 35% and the statutory tax rate in the countries where Praxair operates. Other tax rate changes were not significant.

(c)
In December of 2013, Praxair's Italian legal structure was realigned. As a result of the new structure, an income tax benefit of $40 million ($24 million net of noncontrolling interests) was recorded. The benefit is recorded as $56 million in foreign current tax expense and $(96) million included in federal deferred tax expense.

(d)
In 2011 Praxair requested a pre-filing agreement (“PFA”) with the U.S. Internal Revenue Service (“IRS”) related to a loss on a liquidated subsidiary resulting from the divestiture of the U.S. Homecare Business. During the third quarter of 2012, the IRS approved the PFA resulting in a net income tax benefit of $55 million. The benefit is recorded in U.S. current federal tax expense.

Net deferred tax liabilities included in the consolidated balance sheet are comprised of the following:

(Millions of dollars) December 31,	2013	2012
Deferred tax liabilities
Fixed assets	$1,374	$1,153
Exchange gains	61	92
Goodwill	127	84
Other intangible assets	112	—
Other	133	121
	$1,807	$1,450
Deferred tax assets
Carryforwards	$323	$294
Benefit plans and related (a)	285	433
Inventory	20	20
Accruals and other (b)	312	206
	$940	$953
Less: Valuation allowances (c)	(85)	(86)
	$855	$867
Net deferred tax liabilities	$952	$583
Recorded in the consolidated balance sheets as (See Note 7):
Prepaid and other current assets	$181	$185
Other long-term assets	72	—
Deferred credits	1,205	768
	$952	$583
________________________

(a)	Includes deferred taxes of $247 million and $427 million in 2013 and 2012, respectively, related to pension / OPEB funded status (Note 16).

(b)	Includes $112 million and $77 million in 2013 and 2012, respectively, related to research and development costs and $70 million in 2013 related to goodwill.

(c)	Summary of valuation allowances relating to deferred tax assets follows (millions of dollars):

	2013	2012	2011
Balance, January 1,	$(86)	$(107)	$(111)
Income tax (charge) benefit:
U.S.	(1)	17	6
Other	2	(8)	(4)
Translation adjustments	—	—	1
Other, including write-offs	—	12	1
Balance, December 31,	$(85)	$(86)	$(107)
Praxair evaluates deferred tax assets quarterly to ensure that estimated future taxable income will be sufficient in character (e.g., capital gain versus ordinary income treatment), amount and timing to result in their recovery. After considering the positive and negative evidence, a valuation allowance is established to reduce the assets to their realizable value when management determines that it is more likely than not (i.e., greater than 50% likelihood) that a deferred tax asset will not be realized. Considerable judgment is required in establishing deferred tax valuation allowances. At December 31, 2013, Praxair had $323 million of deferred tax assets relating to net operating losses (“NOLs”) and tax credits and $85 million of valuation allowances. These deferred tax assets include $148 million relating to NOLs of which $72 million are in the United States primarily related to Praxair's NuCo2 acquisition in 2013, and $76 million are in Brazil.

The U.S. NOLs expire through 2032 and the Brazil NOLs have no expiration. These NOLs have no valuation allowances. The deferred tax assets as of December 31, 2013 also include $71 million relating to U.S. foreign tax credits which expire in 2021 and have a $54 million valuation allowance. The utilization of the U.S. foreign tax credits is dependent on many factors including U.S. interest expense, future U.S. investment, foreign sales and earnings growth, foreign currency exchange rates, and acquisitions and dispositions. Management’s assessment and judgment are highly dependent on these variables and any significant changes to any one of them can substantially impact the amount of foreign tax credit utilization over the ten-year carryforward period.
The remaining deferred tax assets of $104 million relate to U.S. state ($73 million) and other foreign ($31 million) NOLs and credit carryforwards, which expire through 2033, have valuation allowances totaling $31 million. These valuation allowances relate to certain foreign and U.S. state NOLs and are required because management has determined, based on financial projections and available tax strategies, that it is unlikely that the NOLs will be utilized before they expire. If events or circumstances change, valuation allowances are adjusted at that time resulting in an income tax benefit or charge.
A provision has not been made for additional U.S. federal or foreign taxes at December 31, 2013 on $9.3 billion of undistributed earnings of foreign subsidiaries because Praxair intends to reinvest these funds indefinitely to support foreign growth opportunities. It is not practicable to estimate the unrecognized deferred tax liability on these undistributed earnings. These earnings could become subject to additional tax if they are remitted as dividends, loaned to Praxair in the U.S., or upon sale of the subsidiary’s stock.
Uncertain Tax Positions
Unrecognized income tax benefits represent income tax positions taken on income tax returns but not yet recognized in the consolidated financial statements. The company has unrecognized income tax benefits totaling $121 million, $142 million and $163 million as of December 31, 2013, 2012 and 2011, respectively. If recognized, essentially all of the unrecognized tax benefits and related interest and penalties would be recorded as a benefit to income tax expense on the consolidated statement of income.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Millions of dollars)	2013	2012	2011
Unrecognized income tax benefits, January 1	$142	$163	$153
Additions for tax positions of prior years	8	12	24
Reductions for tax positions of prior years	(24)	(17)	(1)
Additions for current year tax positions	10	—	2
Reductions for settlements with taxing authorities (a)	(2)	(1)	(2)
Reductions as a result of a lapse of an applicable statute of limitations	(1)	(9)	(1)
Foreign currency translation	(12)	(6)	(12)
Unrecognized income tax benefits, December 31	$121	$142	$163

________________________

(a)
Settlements are uncertain tax positions that were effectively settled with the taxing authorities, including positions where the company has agreed to amend its tax returns to eliminate the uncertainty.

Praxair recognized net interest income of $11 million primarily related to refunds received from taxing authorities for the year ended December 31, 2013. Praxair recognized interest expense of $1 million and $4 million related to income taxes for the years ended December 31, 2012 and 2011, respectively. Praxair classifies interest income and expense related to income taxes as tax expense in the consolidated statement of income. Praxair had $12 million and $17 million of accrued interest and penalties as of December 31, 2013 and December 31, 2012, respectively which were recorded in other long-term liabilities in the consolidated balance sheets (see Note 7).

As of December 31, 2013, the company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major tax jurisdictions	Open Years
North America
United States	2011 through 2013
Canada	2006 through 2013
Mexico	2007 through 2013

Europe
Germany	2008 through 2013
Italy	2009 through 2013
Spain	2006 through 2013

South America
Brazil	1998 through 2013

Asia
China	2008 through 2013
India	2006 through 2013
Korea	2007 through 2013
Thailand	2007 through 2013
The company is currently under audit in a number of tax jurisdictions. As a result, it is reasonably possible that some of these audits will conclude or reach the stage where a change in unrecognized income tax benefits may occur within the next twelve months. At that time, the company will record any adjustment to income tax expense as required. During 2013, the company settled its 2009 and 2010 U.S. Income tax audit with the IRS. The company also settled a 1999-2005 income tax dispute with Canada. The settlements were not material to the consolidated financial statements. The company is also subject to income taxes in many hundreds of state and local taxing jurisdictions that are open to tax examinations.
NOTE 6. EARNING PER SHARE – PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	2013	2012	2011
Numerator (Millions of dollars)
Net income – Praxair, Inc.	$1,755	$1,692	$1,672
Denominator (Thousands of shares)
Weighted average shares outstanding	294,994	297,746	301,611
Shares earned and issuable under compensation plans	529	570	626
Weighted average shares used in basic earnings per share	295,523	298,316	302,237
Effect of dilutive securities
Stock options and awards	3,442	3,529	4,485
Weighted average shares used in diluted earnings per share	298,965	301,845	306,722
Basic Earnings Per Common Share	$5.94	$5.67	$5.53
Diluted Earnings Per Common Share	$5.87	$5.61	$5.45
There were no antidilutive shares for the years ended December 31, 2013 and December 31, 2011. There were 1,589,235 antidilutive shares for the year ended December 31, 2012.

NOTE 7. SUPPLEMENTAL INFORMATION
Income Statement

(Millions of dollars) Year Ended December 31,	2013	2012	2011
Selling, General and Administrative
Selling	$567	$547	$563
General and administrative	782	723	676
	$1,349	$1,270	$1,239

Year Ended December 31,	2013	2012	2011
Depreciation and Amortization
Depreciation	$1,068	$980	$982
Amortization of other intangibles (Note 10)	41	21	21
	$1,109	$1,001	$1,003

Year Ended December 31,	2013	2012	2011
Other Income (Expenses) – Net
Currency related net gains (losses)	$3	$(9)	$7
Partnership income	7	10	9
Net legal settlements	10	24	—
Severance expense	(14)	(17)	(17)
Business divestitures and asset gains (losses) – net	43	49	17
Other – net	(17)	(14)	(9)
	$32	$43	$7

Year Ended December 31,	2013	2012	2011
Interest Expense – Net
Interest incurred on debt	$233	$226	$222
Interest capitalized	(69)	(70)	(62)
Amortization of swap termination costs (Note 12)	(4)	(15)	(15)
Bond redemption (Note 11)	18	—	—
	$178	$141	$145

Year Ended December 31,	2013	2012	2011
Income Attributable to Noncontrolling Interests
Noncontrolling interests' operations	$41	$34	$48
Income tax benefit in Italy (Note 5)	16	—	—
Redeemable noncontrolling interests' operations (Note 14)	24	18	2
	$81	$52	$50

Balance Sheet

(Millions of dollars) December 31,	2013	2012
Accounts Receivable
Trade	$1,815	$1,763
Other	175	163
	1,990	1,926
Less: allowance for doubtful accounts (a)	(98)	(92)
	$1,892	$1,834

December 31,	2013	2012
Inventories (b)
Raw materials and supplies	$167	$164
Work in process	58	56
Finished goods	281	256
	$506	$476

December 31,	2013	2012
Prepaid and Other Current Assets
Deferred income taxes (Note 5)	$181	$185
Prepaid (c)	145	87
Other	54	53
	$380	$325

December 31,	2013	2012
Other Long-term Assets
Pension assets (Note 16)	$42	$—
Insurance contracts (d)	73	71
Long-term receivables, net (e)	36	46
Deposits	62	57
Investments carried at cost	7	9
Deferred charges	133	159
Deferred income taxes (Note 5)	72	—
Other	144	169
	$569	$511

December 31,	2013	2012
Accrued Taxes
Tax liabilities for uncertain tax positions	$5	$5
Other accrued taxes	163	118
	$168	$123

December 31,	2013	2012
Other Current Liabilities
Accrued expenses	$291	$257
Payrolls	184	156
Cost reduction program (Note 2)	15	34
Pension and postretirement (Note 16)	33	46
Interest payable	62	56
Employee benefit accrual	20	20
Severance	13	12
Insurance reserves	11	6
Other	161	164
	$790	$751

December 31,	2013	2012
Other Long-term Liabilities
Pension and postretirement (Note 16)	$498	$909
Tax liabilities for uncertain tax positions	55	63
Interest and penalties for uncertain tax positions (Note 5)	12	17
Insurance reserves	22	22
Other	272	265
	$859	$1,276

December 31,	2013	2012
Deferred Credits
Deferred income taxes (Note 5)	$1,205	$768
Other	191	209
	$1,396	$977

December 31,	2013	2012
Accumulated Other Comprehensive Income (Loss)
Cumulative translation adjustment
North America (f)	$(315)	$(178)
South America (f)	(1,179)	(837)
Europe	(63)	(93)
Asia	21	23
Surface Technologies	28	30
	(1,508)	(1,055)
Derivatives – net of taxes	(4)	(5)
Pension/OPEB funded status obligation (net of $247 million and $427 million taxes in 2013 and 2012, respectively) (Note 16)	(469)	(792)
	$(1,981)	$(1,852)

________________________

(a)
Provisions to the allowance for doubtful accounts were $38 million, $29 million, and $57 million in 2013, 2012, and 2011, respectively. The remaining allowance activity in each period related primarily to write-offs of uncollectible amounts, net of recoveries and currency movements.

(b)
Approximately 6% and 7% of total inventories were valued using the LIFO method at December 31, 2013 and 2012, respectively. If inventories had been valued at current costs, they would have been approximately $9 million and $14 million higher than reported at December 31, 2013 and 2012.

(c)	2013 includes estimated income tax payments of $75 million.

(d)	Consists primarily of insurance contracts and other investments to be utilized for non-qualified pension and OPEB obligations.

(e)
Financing receivables is not normal practice for the company. The balances at December 31, 2013 and 2012 are net of reserves of $51 million and $43 million, respectively. The balance in both periods relates primarily to government receivables in Brazil and other long-term notes receivable from customers, the majority of which are fully reserved. Collectibility is reviewed regularly and uncollectible amounts are written-off as appropriate. The fluctuation within this account was due primarily to foreign currency movements, additional receivables and reserves.

(f)	North America consists of primarily of currency translation adjustments in Canada and Mexico while South America relates primarily to Brazil and Argentina.
NOTE 8. PROPERTY, PLANT AND EQUIPMENT – NET
Significant classes of property, plant and equipment are as follows:

(Millions of dollars) December 31,	Depreciable Lives (Yrs)	2013	2012
Production plants (primarily 15-year life) (a)	10-20	$14,378	$13,166
Storage tanks	15-20	2,330	2,035
Transportation equipment and other	3-15	1,866	1,759
Cylinders (primarily 30-year life)	10-30	1,740	1,684
Buildings	25-40	1,108	1,092
Land and improvements (b)	0-20	493	490
Construction in progress		2,116	2,453
		24,031	22,679
Less: accumulated depreciation		(11,753)	(11,226)
		$12,278	$11,453
(a) - Depreciable lives of production plants related to long-term customer supply contracts are consistent with the contract lives.
(b) - Land is not depreciated.

NOTE 9. GOODWILL
Changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2011	$1,375	$215	$618	$24	$140	$2,372
Acquisitions (Note 3)	121	—	1	—	—	122
Purchase adjustments & other	(9)	—	—	—	—	(9)
Foreign currency translation	12	(20)	26	1	3	22
Balance, December 31, 2012	$1,499	$195	$645	$25	$143	$2,507
Acquisitions (Note 3)	625	—	94	—	—	719
Purchase adjustments & other	3	—	—	—	—	3
Foreign currency translation	(10)	(29)	4	(1)	1	(35)
Balance, December 31, 2013	$2,117	$166	$743	$24	$144	$3,194

Praxair has performed its goodwill impairment tests annually during the second quarter of each year, and historically has determined that the fair value of each of its reporting units was substantially in excess of its carrying value. For the 2013 test Praxair applied the FASB's updated accounting guidance which allows the company to first assess qualitative factors to determine the extent of additional quantitative analysis, if any, that may be required to test goodwill for impairment. Based on the qualitative assessments performed, Praxair concluded that it was more likely than not that the fair value of each reporting unit substantially exceeded its carrying value and therefore, further quantitative analysis was not required. As a result, no impairment was recorded. There were no indicators of impairment through December 31, 2013.

NOTE 10. OTHER INTANGIBLE ASSETS

The following is a summary of Praxair’s other intangible assets at December 31, 2013 and 2012:

(Millions of dollars) For the year ended December 31, 2013	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2012	$232	$37	$20	$289
Additions (primarily acquisitions)	433	4	30	467
Foreign currency translation	3	—	—	3
Other *	(7)	(10)	(7)	(24)
Balance, December 31, 2013	661	31	43	735
Less: accumulated amortization:
Balance, December 31, 2012	(89)	(20)	(7)	(116)
Amortization expense	(32)	(6)	(3)	(41)
Foreign currency translation	(1)	—	—	(1)
Other *	4	10	5	19
Balance, December 31, 2013	(118)	(16)	(5)	(139)
Net balance at December 31, 2013	$543	$15	$38	$596
(Millions of dollars) For the year ended December 31, 2012	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2011	$208	$37	$27	$272
Additions (primarily acquisitions)	41	5	—	46
Foreign currency translation	4	—	1	5
Other *	(21)	(5)	(8)	(34)
Balance, December 31, 2012	232	37	20	289
Less: accumulated amortization:
Balance, December 31, 2011	(75)	(20)	(10)	(105)
Amortization expense	(15)	(5)	(1)	(21)
Foreign currency translation	(2)	—	—	(2)
Other *	3	5	4	12
Balance, December 31, 2012	(89)	(20)	(7)	(116)
Net balance at December 31, 2012	$143	$17	$13	$173

________________________

*	Other primarily relates to the write-off of fully amortized assets and purchase accounting adjustments.

There are no expected residual values related to these intangible assets. Amortization expense for the years ended December 31, 2013, 2012 and 2011 was $41 million, $21 million and $21 million, respectively. The remaining weighted-average amortization period for intangible assets is approximately 19 years.
Total estimated annual amortization expense is as follows:

(Millions of dollars)
2014	$44
2015	43
2016	40
2017	34
2018	30
Thereafter	405
$596

NOTE 11. DEBT
The following is a summary of Praxair’s outstanding debt at December 31, 2013 and 2012:

(Millions of dollars)	2013	2012
Short-term
Commercial paper and U.S. bank borrowings	$712	$563
Other bank borrowings (primarily international)	70	75
Total short-term debt	782	638
Long-term
U.S. borrowings
3.95% Notes due 2013 (d, e)	—	350
2.125% Notes due 2013 (a, b, d, e)	—	504
4.375% Notes due 2014 (a, d)	300	299
5.25% Notes due 2014 (f)	—	400
4.625% Notes due 2015	500	500
3.25% Notes due 2015 (a, b)	418	431
0.75% Notes due 2016 (c)	400	—
5.375% Notes due 2016	400	400
5.20% Notes due 2017	325	325
1.05% Notes due 2017	400	400
1.20% Notes due 2018 (c)	500	—
1.25% Notes due 2018 (b, c)	478	—
4.50% Notes due 2019 (a)	598	598
1.90% Notes due 2019 (c)	500	—
4.05% Notes due 2021 (a)	498	498
3.00% Notes due 2021 (a)	497	496
2.45% Notes due 2022 (a)	598	598
2.20% Notes due 2022 (a)	499	499
2.70% Notes due 2023 (a, c)	498	—
3.55% Notes due 2042 (a, c)	466	298
Other	5	5
International bank borrowings (d)	140	113
Obligations under capital lease	9	10
	8,029	6,724
Less: current portion of long-term debt	(3)	(39)
Total long-term debt	8,026	6,685
Total debt	$8,811	$7,362

________________________

(a)	Amounts are net of unamortized discounts.

(b)	December 31, 2013 and 2012 include a $22 million and $36 million fair value increase, respectively, related to fair value hedge accounting. See Note 12 for additional information.

(c)
During 2013, Praxair issued the following notes totaling $2.55 billion: $500 million of 1.90% notes due 2019, $400 million of 0.75% notes due 2016, $500 million of 2.70% notes due 2023, $500 million of 1.20% notes due 2018, $175 million of 3.55% notes due 2042 and $475 million of 1.25% notes due 2018. The proceeds of these issuances were used for general corporate purposes.

(d)
Classified as long-term because of the Company’s intent to refinance this debt on a long-term basis and the availability of such financing under the company's $2 billion senior unsecured credit facility with a syndicate of banks which expires in 2016.

(e)	In June 2013, Praxair repaid $350 million of 3.95% notes and $500 million of 2.125% notes that became due.

(f)
In December of 2013, Praxair redeemed $400 million of 5.25% notes due November 2014 for $418 million resulting in an $18 million charge ($12 million after-tax) recorded within interest expense - net for the year ended December 31, 2013.

Credit Facilities
At December 31, 2013, the company has the following major credit facility available for future borrowing:

Millions of dollars	Total Facility	Borrowings Outstanding	Available for Borrowing	Expires
Senior Unsecured	$2,000	$—	$2,000	July 2016
In July 2011, the company entered into a $1.75 billion senior unsecured credit facility with a syndicate of major financial institutions. In September 2013, Praxair exercised its option to increase the amount of the credit facility to $2 billion. The credit facility is non-cancellable by the issuing financial institutions until its maturity in July 2016. No borrowings were outstanding under the credit agreement at December 31, 2013 or 2012. Associated fees were not significant in each of the past three years.
Covenants
Praxair’s $2 billion senior unsecured credit facility and long-term debt agreements contain various covenants which may, among other things, restrict the ability of Praxair to merge with another entity, incur or guarantee debt, sell or transfer certain assets, create liens against assets, enter into sale and leaseback agreements, or pay dividends and make other distributions beyond certain limits. These agreements also require Praxair to not exceed a maximum 70% leverage ratio defined in the agreements as the ratio of consolidated total debt to the sum of consolidated total debt plus consolidated shareholders’ equity of the company. For purposes of the leverage ratio calculation, consolidated shareholders’ equity excludes changes in the cumulative foreign currency translation adjustments after June 30, 2011. At December 31, 2013, the actual leverage ratio, as calculated according to the agreement, was 53% and the company is in compliance with all financial covenants. Also, there are no material adverse change clauses or other subjective conditions that would restrict the company’s ability to borrow under the agreement.
Other Debt Information
As of December 31, 2013 and 2012, the weighted-average interest rate of short-term borrowings outstanding was 0.4% and 0.7%, respectively.
Expected maturities on long-term debt are as follows:

(Millions of dollars)
2014	$3
2015	924
2016	1,167	*
2017	727
2018	1,047
Thereafter	4,161
	$8,029
________________________

*
$361 million of debt due in 2014 has been reflected in 2016 maturities due to the company’s intent to refinance this debt on a long-term basis and the ability to do so under the $2 billion senior unsecured credit facility with a syndicate of banks which expires in 2016.

As of December 31, 2013, $12 million of Praxair’s assets (principally international fixed assets) were pledged as collateral for $8 million of long-term debt, including the current portion of long-term debt.
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
The following table is a summary of the notional amount and fair value of derivatives outstanding at December 31, 2013 and 2012 for consolidated subsidiaries:

			Fair Value
(Millions of dollars)	Notional Amounts		Assets		Liabilities
December 31,	2013	2012	2013	2012	2013	2012
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$2,197	$2,515	$4	$6	$14	$8
Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted purchases (a)	$5	$10	$—	$—	$—	$—
Interest rate contracts:
Interest rate swaps (b)	875	400	22	32	—	—
Total Hedges	$880	$410	$22	$32	$—	$—
Total Derivatives	$3,077	$2,925	$26	$38	$14	$8

________________________

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.

(b)	Assets are recorded in other long term assets.
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
Anticipated Net Income
Historically Praxair has entered into anticipated net income hedge contracts consisting of foreign currency options and forwards related primarily to anticipated net income in Brazil, Europe and Canada. Although there were no anticipated net income hedges outstanding as of December 31, 2013 or 2012 , such derivatives were outstanding during 2012. Over the term of the contracts, the fair value adjustments from net-income hedging contracts are largely offset by the impacts on reported net income resulting from currency translation. The accounting rules pertaining to derivatives and hedging do not allow hedges of anticipated net income to be designated as hedging instruments.

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
Interest Rate Contracts
Outstanding Interest Rate Swaps
At December 31, 2013, Praxair had $875 million notional amount of interest-rate swap agreements outstanding related to the $400 million 3.25% fixed-rate notes that mature in 2015 and to the $475 million 1.25% notes that mature 2018 (entered into during 2013), which effectively convert fixed-rate interest to variable-rate interest. These swap agreements were designated as fair value hedges with the resulting fair value adjustments recognized in earnings along with an equally offsetting charge / benefit to earnings for the changes in the fair value of the underlying debt instruments. At December 31, 2013, $22 million was recognized as an increase in the fair value of this note ($32 million at December 31, 2012).
Terminated Interest Rate Swaps
The following table summarizes information related to terminated interest rate swap contracts:

			Amount of Gain Recognized in Earnings (a)			Unrecognized Gain (a) December 31,
(Millions of dollars)	Year Terminated	Original Gain	2013	2012	2011	2013	2012
Interest Rate Swaps
Underlying debt instrument (b):
$500 million 2.125% fixed-rate notes that mature in 2013	2011	$18	$4	$9	$5	$—	$4
$400 million 1.75% fixed-rate notes that matured in 2012	2010	13	—	5	6	—	—
$500 million 6.375% fixed-rate notes that matured in 2012	2002	47	—	1	4	—	—
Total		$78	$4	$15	$15	$—	$4

________________________

(a)
The unrecognized gain for terminated interest rate swaps is shown as an increase to long-term debt and has been recognized on a straight line basis to interest expense—net over the term of the underlying debt agreements. Upon settlement of the underlying interest rate contract, the cash received was reflected within the Noncontrolling interest transactions and other in the financing section of the consolidated statement of cash flows.

(b)	The notional amounts of the interest rate contracts were equal to the underlying debt instruments.

Terminated Treasury Rate Locks
The following table summarizes the unrecognized gains (losses) related to terminated treasury rate lock contracts:

			Unrecognized Gain / (Loss) (a)
(Millions of dollars)	Year Terminated	Original Gain / (Loss)	December 31, 2013	December 31, 2012
Treasury Rate Locks
Underlying debt instrument:
$500 million 2.20% fixed-rate notes that mature in 2022 (b)	2012	$(2)	$(2)	$(2)
$500 million 3.00% fixed-rate notes that mature in 2021 (b)	2011	(11)	(9)	(10)
$600 million 4.50% fixed-rate notes that mature in 2019 (b)	2009	16	10	11
$500 million 4.625% fixed-rate notes that mature in 2015 (b)	2008	(7)	(1)	(2)
Total – pre-tax			$(2)	$(3)
Less: income taxes			1	1
After- tax amounts			$(1)	$(2)

________________________

(a)
The unrecognized gains / (losses) for the treasury rate locks are shown in accumulated other comprehensive income ("AOCI") and will be recognized on a straight line basis to interest expense – net over the term of the underlying debt agreements. Upon settlement of the treasury rate lock contracts, the cash received or paid was reflected within Noncontrolling interest transactions and other in the financing section of the consolidated statement of cash flows. Refer to the table below summarizing the impact of the company’s consolidated statements of income and AOCI for current period gain (loss) recognition.

(b)
The notional amount of the treasury rate lock contracts were equal to the underlying debt instrument with the exception of the treasury rate lock contract entered into to hedge the $600 million 4.50% fixed-rate notes that mature in 2019. The notional amount of this contract was $500 million.

The following table summarizes the earnings impacts of derivative that are not designated as hedging instruments:

(Millions of dollars)	Amount of Pre-Tax Gain (Loss) Recognized in Earnings (a)
December 31,	2013	2012	2011
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items:
Debt-related	$(46)	$33	$(25)
Other balance sheet items	(9)	(1)	(3)
Anticipated net income	—	(4)	(1)
Total	$(55)	$28	$(29)

The following table summarizes the impacts of derivatives that impact AOCI:

(Millions of dollars)	Amount of Gain (Loss) Recognized in AOCI (b)
December 31,	2013	2012	2011
Derivatives Designated as Hedging Instruments
Currency contracts:
Forecasted purchases (b)	$1	$1	$(4)
Interest rate contracts:
Treasury rate locks (b)	—	(2)	(11)
Total – Pre tax	$1	$(1)	$(15)
Less: income taxes	—	1	6
After tax amounts	$1	$—	$(9)

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

(b)
The gains (losses) on forecasted purchase and treasury rate locks are recorded as a component of AOCI within derivative instruments in the consolidated statements of equity. There was no ineffectiveness for these instruments during 2013 or 2012. The gains (losses) on forecasted purchases are reclassified to the depreciation and amortization expense on a straight-line basis consistent with the useful life of the underlying asset. The gains (losses) for interest rate contracts are reclassified to earnings as interest expense –net on a straight-line basis over the remaining maturity of the underlying debt. Net losses of less than $1 million are expected to be reclassified to earning during 2014.

NOTE 13. FAIR VALUE DISCLOSURES
The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:
Level 1 – quoted prices in active markets for identical assets or liabilities
Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and 2012:

	Fair Value Measurements Using
(Millions of dollars)	Level 1		Level 2		Level 3
	2013	2012	2013	2012	2013	2012
Assets
Derivative assets	$—	$—	$26	$38	$—	$—
Liabilities
Derivative liabilities	$—	$—	$14	$8	$—	$—
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
The fair value of cash and cash equivalents, short-term debt, accounts receivables-net, and accounts payable approximate carrying value because of the short-term maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues, which is deemed a Level 2 measurement. At December 31, 2013, the estimated fair value of Praxair’s long-term debt portfolio was $7,976 million versus a carrying value of $8,029 million. At December 31, 2012, the estimated fair value of Praxair’s long-term debt portfolio was $7,131 million versus a carrying value of $6,724 million. These differences are attributable to interest-rate changes subsequent to when the debt was issued.
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
NOTE 14. EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Praxair, Inc. Shareholders’ Equity
At December 31, 2013 and 2012, there were 800,000,000 shares of common stock authorized (par value $0.01 per share) of which 383,230,625 shares were issued and 294,133,864 were outstanding at December 31, 2013 (383,073,446 shares were issued and 296,229,480 were outstanding at December 31, 2012).
At December 31, 2013 and 2012, there were 25,000,000 shares of preferred stock (par value $0.01 per share) authorized, of which no shares were issued and outstanding. Praxair’s board of directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.
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
During 2011, Praxair acquired a controlling interest in Yara Praxair, a joint venture in Scandinavia that was previously accounted for as an equity investment (see Note 3). As part of the transaction, the noncontrolling shareholder obtained the right to sell its shares to Praxair starting in 2015 for a period of 4 years at a formula price. Praxair also obtained the right to purchase the shares held by the noncontrolling shareholder starting in 2017 for a period of 2 years, also at a formula price. Accordingly, the noncontrolling interests related to Yara Praxair have been recorded in the consolidated balance sheets as redeemable noncontrolling interests. Other redeemable noncontrolling interests relate to three packaged gas distributors in the United States where the noncontrolling shareholders have put options.
The following is a summary of redeemable noncontrolling interests for the years ended December 31, 2013, 2012 and 2011:

(Millions of dollars)	2013	2012	2011
Beginning Balance	$252	$220	$—
Reclassification from noncontrolling interest as of October 1, 2011	—	—	65
Yara Praxair transaction	—	—	119
Net income	24	18	2
Distributions to noncontrolling interest	(11)	(9)	—
Redemption value adjustment/accretion	53	13	35
Foreign currency translation and other	(11)	10	(1)
Ending Balance	$307	$252	$220

NOTE 15. SHARE-BASED COMPENSATION
Share-based compensation expense was $70 million in 2013 and 2012, and $62 million in 2011. The related income tax benefit recognized was $21 million in 2013 and 2012, and $19 million in 2011. The share-based compensation expense was primarily recorded in selling, general and administrative expenses and no share-based compensation expense was capitalized.
Summary of Plans
Effective April 28, 2009, the board of directors and shareholders of the company adopted the 2009 Praxair, Inc. Long-Term Incentive Plan ("the 2009 Plan"), which replaced the 2002 Praxair, Inc. Long-Term Incentive Plan ("the 2002 Plan"). Equity awards are no longer granted under the 2002 Plan. The 2009 Plan provides for similar equity awards and limitations as the 2002 Plan. The 2009 Plan provides for the granting of stock options and stock appreciation rights, restricted stock and restricted stock units, performance-based stock units and other equity awards. Under the 2009 Plan, the initial aggregate number of shares available for option and other equity grants is 12,000,000 shares, of which up to 4,000,000 shares may be granted as either restricted stock, restricted stock units or performance-based stock units. The 2009 Plan also provides calendar year per-participant limits on grants of stock options and stock appreciation rights, restricted stock and restricted stock units, and performance-based stock units. As of December 31, 2013, 4,543,979 shares remained available for equity grants under this Plan. Both officer and non-officer employees are eligible for awards under the 2009 Plan.
In 2005, the board of directors and shareholders of the company adopted the 2005 Equity Compensation Plan for Non-Employee Directors of Praxair, Inc. ("the 2005 Plan"). Under the 2005 Plan, the aggregate number of shares available for option and other equity grants was limited to a total of 500,000 shares. The 2005 Plan expired during 2010, by its own terms, and no shares were available for grant thereafter.
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
The weighted-average fair value of options granted during 2013 was $16.31 per option ($17.43 in 2012 and $17.70 in 2011) based on the Black-Scholes Options-Pricing model. The following weighted-average assumptions were used for grants in 2013, 2012 and 2011:

Year Ended December 31,	2013	2012	2011
Dividend yield	2.2%	2.0%	2.0%
Volatility	21.7%	22.5%	22.3%
Risk-free interest rate	0.76%	0.86%	2.20%
Expected term years	5	5	5

The following table summarizes option activity under the plans for 2013 (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

Activity	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2012	12,281	$74.05
Granted	1,308	110.58
Exercised	(2,357)	58.46
Cancelled or expired	(71)	106.15
Outstanding at December 31, 2013	11,161	$81.42	5.5	$543
Exercisable at December 31, 2013	8,324	$72.40	4.5	$480
The aggregate intrinsic value represents the difference between the company’s closing stock price of $130.03 as of December 31, 2013 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during 2013 was $143 million ($165 million and $191 million for 2012 and 2011, respectively).
Cash received from option exercises under all share-based payment arrangements for 2013 was $138 million . The cash tax benefit realized from all share-based compensation totaled $62 million for 2013, of which $46 million in excess tax benefits was classified as financing cash flows.
As of December 31, 2013, $22 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1 year.
Performance-Based and Restricted Stock Awards
In 2013, the company granted performance-based stock awards under the 2009 Plans to senior level executives of 415,687 shares that vest principally based on the third anniversary of their date of grant. The actual number of shares issued in settlement of a vested award can range from zero to 200 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three-year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s common stock on the date of the grant and the estimated performance that will be achieved. Compensation expense will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved.
There were 118,612 restricted stock units granted to employees during 2013. In addition, the company had previously granted restricted stock to certain key employees that vest after a designated service period ranging from 2 to 10 years. Generally, restricted stock does not earn quarterly dividends while vesting. Compensation expense related to the restricted stock units and restricted stock is recognized on a straight-line basis over the vesting period.
The weighted-average fair value of performance-based stock units granted during 2013 was $103.46 per unit ($103.13 in 2012 and $92.06 in 2011). The weighted-average fair value of restricted stock units granted during 2013 was $105.79 per unit ($104.71 in 2012 and $92.39 in 2011). This is based on the closing market price of the company’s common stock on the grant date adjusted for dividends that will not be paid during the vesting period.

The following table summarizes non-vested performance-based and restricted stock award activity as of December 31, 2013 and changes during the period then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
Performance-Based and Restricted Stock Activity	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2013	840	$88.83	368	$89.89
Granted (a)	416	103.46	119	105.79
Vested	(371)	70.95	(136)	77.08
Cancelled	(18)	101.52	(14)	101.15
Non-vested at December 31, 2013	867	$99.55	337	$100.41

(a)	Performance-based stock unit grants during 2013 include 98 thousand shares relating to the actual payout of the 2010 PSU grants in 2013.
As of December 31, 2013, based on current estimates of future performance, $36 million of unrecognized compensation cost related to performance-based awards and $14 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized on a straight-line basis primarily through the first quarter of 2016.
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
Multi-employer Pension Plans
In the United States Praxair participates in seven multi-employer defined benefit pension plans ("MEP") pursuant to the terms of collective bargaining agreements covering approximately 200 union-represented employees. The collective bargaining agreements expire on different dates through 2016. In connection with such agreements, the Company is required to make periodic contributions to the MEPs in accordance with the terms of the respective collective bargaining agreements. Praxair’s participation in these plans is not significant either at the plan level or in the aggregate. Praxair’s contributions to these plans were $2 million in 2013 and $1 million, in 2012 and 2011 (the cost is not included in the tables that follow). For all MEPs Praxair’s contributions were significantly less than 1% of the total contributions to each plan for 2012 and 2011. Total 2013 contributions were not yet available from the MEPs.
Praxair has obtained the most recently available Pension Protection Act ("PPA") zone status letters from the Trustees of the MEPs. The PPA classifies MEPs as either Red, Yellow or Green zone plans. Among other factors, plans in the Red zone are generally less than 65 percent funded; plans in the Yellow zone are generally 65 to 80 percent funded; and plans in the Green zone are generally at least 80 percent funded. According to the most current data available, four of the MEPs that the Company participates are in a Red zone status; one is in a Yellow zone status; and two are in a Green zone status. As of December 31, 2013, the five Red and Yellow Zone plans have pending or have implemented financial improvement or rehabilitation plans. Praxair does not currently anticipate significant future obligations due to the funding status of these plans. If Praxair determined it was probable that it would withdraw from an MEP, the Company would record a liability for its portion of the MEP’s unfunded pension obligations, as calculated at that time. Historically, such withdrawal payments have not been significant.

Defined Contribution Plans
Praxair’s U.S. business employees are eligible to participate in the Praxair defined contribution savings plan. Employees may contribute up to 40% of their compensation, subject to the maximum allowable by IRS regulations. For the US packaged gases business, company contributions to this plan are calculated as a percentage of salary based on age plus service. U.S. employees other than those in the packaged gases business have company contributions to this plan calculated on a graduated scale based on employee contributions to the plan. The cost for these defined contribution plans was $25 million in 2013, $24 million in 2012 and $22 million in 2011 (the cost is not included in the tables that follow).
The defined contribution plans includes a non-leveraged employee stock ownership plan ("ESOP") which covers all employees participating in this plan. The collective number of shares of Praxair common stock in the two ESOPs totaled 3,208,478 at December 31, 2013.
Certain international subsidiaries of the company also sponsor defined contribution plans where contributions are determined under various formulas. The cost for these plans was $17 million in 2013 and $12 million in 2012 and 2011 (the cost is not included in the tables that follow).
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
Praxair uses a measurement date of December 31 for its pension and other post-retirement benefit plans.
Pension and Postretirement Benefit Costs
The components of net pension and OPEB costs for 2013, 2012 and 2011 are shown below:

(Millions of dollars) Year Ended December 31,	Pensions			OPEB
	2013	2012	2011	2013	2012	2011
Service cost	$56	$49	$44	$5	$4	$4
Interest cost	112	119	120	11	12	14
Expected return on plan assets	(149)	(153)	(147)	—	—	—
Net amortization and deferral	91	68	43	(5)	(7)	(6)
Net periodic benefit cost before pension settlement charges	$110	$83	$60	$11	$9	$12
Pension settlement charges *	9	10	6	—	—	—
Net periodic benefit cost	$119	$93	$66	$11	$9	$12
* 2012 and 2013 includes a $9 million charges in the third quarter related to the retirement of senior managers in the United States (see Note 2)

Funded Status
The changes in benefit obligation and plan assets for Praxair’s pension and OPEB programs, including reconciliation of the funded status of the plans to amounts recorded in the consolidated balance sheet, as of December 31, 2013 and 2012 are shown below:

(Millions of dollars) Year Ended December 31,	Pensions
	2013		2012		OPEB
	U.S.	International	U.S.	International	2013	2012
Change in Benefit Obligation ("PBO")
Benefit obligation January 1	$1,926	$727	$1,721	$624	$251	$226
Service cost	38	18	34	15	5	4
Interest cost	74	38	79	40	11	12
Participant contributions	—	—	—	—	11	9
Actuarial loss (gain)	(148)	(43)	182	89	(39)	31
Benefits paid	(99)	(38)	(90)	(43)	(23)	(29)
Foreign currency translation	—	(41)	—	2	(8)	(2)
Benefit obligation, December 31	$1,791	$661	$1,926	$727	$208	$251
Accumulated benefit obligation ("ABO")	$1,712	$629	$1,831	$678
Change in Plan Assets
Fair value of plan assets, January 1	$1,391	$558	$1,138	$504	$—	$—
Actual return on plan assets	271	43	159	70	—	—
Company contributions	35	17	165	19	—	—
Benefits paid from plan assets	(77)	(33)	(71)	(39)	—	—
Foreign currency translation	—	(34)	—	4	—	—
Fair value of plan assets, December 31	$1,620	$551	$1,391	$558	$—	$—
Funded Status, End of Year	$(171)	$(110)	$(535)	$(169)	$(208)	$(251)
Recorded in the Balance Sheet
Other long-term assets	$—	$42	$—	$—	$—	$—
Other current liabilities	(10)	(6)	(21)	(6)	(17)	(19)
Other long-term liabilities	(161)	(146)	(514)	(163)	(191)	(232)
Net amount recognized, December 31	$(171)	$(110)	$(535)	$(169)	$(208)	$(251)
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actuarial loss (gain)	$563	$145	$956	$217	$(7)	$34
Prior service cost (credit)	1	18	(1)	23	(4)	(10)
Deferred tax benefit (Note 5)	(215)	(38)	(364)	(56)	6	(7)
Amount recognized in accumulated other comprehensive income (loss) (Note 7)	$349	$125	$591	$184	$(5)	$17

The changes in plan assets and benefit obligations recognized in other comprehensive income in 2013 and 2012 are as follows:

	Pensions		OPEB
(Millions of dollars)	2013	2012	2013	2012
Current year net actuarial loss (gain)*	$(356)	$195	$(39)	$31
Amortization of net actuarial loss	(90)	(67)	(1)	—
Amortization of prior service costs	(1)	(1)	6	7
Pension settlements	(9)	(10)	—	—
Foreign currency translation and other	(12)	3	(1)	(1)
Total recognized in other comprehensive income	$(468)	$120	$(35)	$37
________________________

*
The pension net actuarial gain in 2013 relates primarily to the increase in discount rates, when compared to 2012. The pension net actuarial loss in 2012 relates primarily to lower discount rates, when compared to 2011. The OPEB net actuarial gain in 2013 relates primarily to higher discount rates, and the 2012 net actuarial loss relates primarily to lower discount rates.

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during 2014 are as follows:

(Millions of dollars)	Pension	OPEB
Net actuarial loss (gain)	$59	$—
Prior service cost (credit)	1	(6)
	$60	$(6)
The following table provides information for pension plans where the accumulated benefit obligation exceeds the fair value of the plan assets:

(Millions of dollars) Year Ended December 31,	Pensions
	2013		2012
	U.S.*	International	U.S.	International
Projected benefit obligation ("PBO")	$244	$360	$1,926	$402
Accumulated benefit obligation ("ABO")	$241	$352	$1,831	$391
Fair value of plan assets	$127	$207	$1,391	$246
* In 2013, plan assets related to the main U.S. retirement program exceeded the ABO by $23 million and was therefore excluded from the table above.

Assumptions
The assumptions used to determine the benefit obligations are as of the respective balance sheet date and the assumptions used to determine the net benefit cost are at the previous year-end, as shown below:

	Pensions
	U.S.		International		OPEB
	2013	2012	2013	2012	2013	2012
Weighted average assumptions used to determine benefit obligations at December 31,
Discount rate	4.80%	3.90%	6.30%	5.80%	5.87%	5.00%
Rate of increase in compensation levels	3.25%	3.25%	4.00%	4.00%	N/A	N/A
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	3.90%	4.70%	5.80%	7.00%	5.00%	5.70%
Rate of increase in compensation levels	3.25%	3.25%	4.00%	3.90%	N/A	N/A
Expected long-term rate of return on plan assets *	8.00%	8.25%	7.50%	8.70%	N/A	N/A
________________________

*
The expected long term rate of return on the U.S. and international plan assets is estimated based on the plans' investment strategy and asset allocation, historical capital market performance and, to a lesser extent, historical plan performance. For the U.S. plans, the expected rate of return of 8.00% was derived based on the target asset allocation of 60%-80% equity securities (approximately 9.5% expected return), and 20%-40% fixed income securities (approximately 5.5% expected return). For the international plans, the expected rate of return was derived based on the weighted average target asset allocation of 30%-50% equity securities (approximately 10% expected return), 40%-60% fixed income securities (approximately 7.5% expected return), and 0%-10% alternative investments (approximately 7.5% expected return). For the U.S. plan assets, the actual annualized total returns for the most recent 10-year and 20-year periods ended December 31, 2013 were approximately 6.7% and 7.8%, respectively. For the international plan assets, the actual annualized total returns for the same two periods were approximately 7.6% and 8.9%, respectively. Changes to plan asset allocations and investment strategy over this time period limit the value of historical plan performance as factor in estimating the expected long term rate of return. For 2014, the expected long-term rate of return on plan assets will be 8.00% for the U.S. plans. Expected weighted average returns for international plans will vary.

	OPEB
Assumed healthcare cost trend rates	2013	2012
Healthcare cost trend assumed	8.00%	8.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020
These healthcare-cost trend rate assumptions have an impact on the amounts reported. However, cost caps limit the impact on the net OPEB benefit cost in the U.S. To illustrate the effect, a one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage Point
(Millions of dollars)	Increase	Decrease
Effect on the total of service and interest cost components of net OPEB benefit cost	$1	$(1)
Effect on OPEB benefit obligation	$6	$(5)
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
The international pension plans are managed individually based on diversified investment portfolios, with different target asset allocations that vary for each plan. Praxair’s U.S. and international pension plans’ weighted-average asset allocations at December 31, 2013 and 2012, and the target asset allocation range for 2013, by major asset category are as follows:

	U.S.			International
Asset Category	Target	2013	2012	Target	2013	2012
Equity securities	60%-80%	70%	64%	30%-50%	48%	37%
Fixed income securities	20%-40%	30%	36%	40%-60%	43%	54%
Other	—	—	—	0%-10%	9%	9%
The following table summarizes pension assets measured at fair value by asset category at December 31, 2013 and 2012. During the years presented, there has been no transfer of assets between Levels 1, 2 & 3 (see Note 13 for definition of the levels):

	Fair Value Measurements Using
	Level 1		Level 2		Level 3 *		Total
(Millions of dollars)	2013	2012	2013	2012	2013	2012	2013	2012
Cash and cash equivalents	$2	$8	$—	$—	$—	$—	$2	$8
Equity securities:
U.S. equities	285	372	—	—	—	—	285	372
International equities	82	72	—	—	—	—	82	72
Mutual funds	393	316	—	—	—	—	393	316
Pooled funds	—	—	630	333	—	—	630	333
Fixed income securities:
U.S. government bonds	39	48	—	—	—	—	39	48
International government bonds	128	184	—	—	—	—	128	184
Mutual funds	308	312	—	—	—	—	308	312
Corporate bonds	—	—	176	169	—	—	176	169
Pooled funds	—	—	80	87	—	—	80	87
Other:
Insurance contracts	—	—	—	—	48	48	48	48
Fair value of plan assets, December 31,	$1,237	$1,312	$886	$589	$48	$48	$2,171	$1,949
________________________

*	The following table summarizes changes in fair value of the pension plan assets classified as level 3 for the periods ended December 31, 2013 and 2012:

(Millions of dollars)	Insurance Contracts
Balance, December 31, 2011	$49
Gain or losses for the period	1
Acquisitions	—
Net settlements	(2)
Balance, December 31, 2012	48
Gain or losses for the period	—
Net settlements	—
Balance, December 31, 2013	$48
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
Contributions
At a minimum, Praxair contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the timing of discretionary contributions from year to year. Pension contributions were $52 million in 2013, $184 million in 2012 and $94 million in 2011. Estimates of 2014 contributions are in the area of $25 million.

Estimated Future Benefit Payments
The following table presents estimated future benefit payments, net of participants contributions:

(Millions of dollars)	Pensions
Year Ended December 31,	U.S.	International	OPEB
2014	$94	$37	$18
2015	101	36	19
2016	104	37	18
2017	110	38	18
2018	115	39	17
2019 – 2023	630	206	75
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
After enrollment in the amnesty programs, at December 31, 2013 the most significant remaining claims relate to state VAT tax matters associated with procedural issues and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $188 million. Praxair has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

•
On September 1, 2010, CADE ("Brazilian Administrative Council for Economic Defense") announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines on all five companies. Originally, CADE imposed a civil fine of R$2.2 billion Brazilian reais (US$939 million) against White Martins, the Brazil-based subsidiary of Praxair, Inc. In response to a motion for clarification, the fine was reduced to R$1.7 billion Brazilian reais (US$726 million) due to a calculation error made by

CADE. The amount of the fine is subject to indexation using SELIC. On September 2, 2010, Praxair issued a press release and filed a report on Form 8-K rejecting all claims and stating that the fine represents a gross and arbitrary disregard of Brazilian law.
On October 19, 2010, White Martins filed an annulment petition (“appeal”) with the Federal Court in Brasilia seeking to have the fine against White Martins overturned. In order to suspend payment of the fine pending the completion of the appeal process, Brazilian law required that the company tender a form of guarantee in the amount of the fine as security. Currently, 50% of the guarantee is satisfied by letters of credit with a financial institution and 50% of the guarantee is satisfied by a pledge of equity of a Brazilian subsidiary.
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
Commitments and Contractual Obligations
The following table sets forth Praxair’s material commitments and contractual obligations as of December 31, 2013, excluding leases, tax liabilities for uncertain tax positions, long-term debt, other post retirement and pension obligations which are summarized elsewhere in the financial statements (see Notes 4, 7, 11, and 16):

(Millions of dollars) Expiring through December 31,	Unconditional Purchase Obligations	Construction Commitments	Guarantees and Other
2014	$529	$1,071	$45
2015	444	515	9
2016	421	117	—
2017	409	—	—
2018	404	—	—
Thereafter	3,542	—	18
	$5,749	$1,703	$72
Unconditional purchase obligations of $5,749 million represent contractual commitments under various long and short-term take-or-pay arrangements with suppliers and are not included on Praxair's balance sheet. These obligations are primarily minimum-purchase commitments for helium, electricity, natural gas and feedstock used to produce atmospheric and process gases. A significant portion of these obligations is passed on to customers through similar take-or-pay or other contractual arrangements. Purchase obligations that are not passed along to customers through such contractual arrangements are subject to market conditions, but do not represent a material risk to Praxair. During 2013, payments related to Praxair's unconditional purchase obligations totaled $1,138 million, including $649 million for electricity and $227 million for natural gas. Approximately, $3,801 million of the purchase obligations relates to power and are intended to secure the uninterrupted supply of electricity and feedstock to our plants in order for Praxair to reliably satisfy customer product supply obligations, and extend through 2030. Certain of the power contracts contain various cancellation provisions requiring supplier agreement which the company believes could reduce the reported obligation significantly, if desired, and many are subject to annual escalations based on local inflation factors. The purchase obligations also include a multi-year contract for silane, with a total purchase obligation of $161 million as of December 31, 2013. Since this contract was signed, the market for silane has not developed as expected and prices have decreased due to lower demand from the photovoltaics markets, primarily in Asia. At December 31, 2013, Praxair's current selling prices and estimated future demand for silane are in excess of its contractual purchase obligations under the contract. The company is continually monitoring market developments.

Construction commitments of $1,703 million represent outstanding commitments to complete authorized construction projects as of December 31, 2013. A significant portion of Praxair’s capital spending is related to the construction of new production facilities to satisfy customer commitments which may take a year or more to complete.
Guarantees and other of $72 million include $70 million related to Praxair’s contingent obligations under guarantees of certain debt of unconsolidated affiliates and $2 million of various guarantees relating to outstanding receivables and repurchase agreements. Unconsolidated equity investees had total debt of approximately $489 million at December 31, 2013, which was non-recourse to Praxair with the exception of the guaranteed portions described above. Praxair has no significant financing arrangements with closely-held related parties.
At December 31, 2013, Praxair had undrawn outstanding letters of credit, bank guarantees and surety bonds valued at approximately $1,464 million from financial institutions, including $541 million relating to the CADE anti-trust litigation in Brazil. These related primarily to customer contract performance guarantees (including plant construction in connection with certain on-site contracts), self-insurance claims and other commercial and governmental requirements, including foreign litigation matters.
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
Praxair’s operations consist of two major product lines: industrial gases and surface technologies. The industrial gases product line centers on the manufacturing and distribution of atmospheric gases (oxygen, nitrogen, argon, rare gases) and process gases (carbon dioxide, helium, hydrogen, electronic gases, specialty gases, acetylene). Many of these products are co-products of the same manufacturing process. Praxair manufactures and distributes nearly all of its products and manages its customer relationships on a regional basis. Praxair’s industrial gases are distributed to various end markets within a regional segment through one of three basic distribution methods: on-site or tonnage; merchant or bulk; and packaged or cylinder gases. The distribution methods are generally integrated in order to best meet the customer’s needs and very few of its products can be economically transported outside of a region. Therefore, the distribution economics are specific to the various geographies in which the company operates and are consistent with how management assesses performance.
Praxair evaluates the performance of its reportable segments based primarily on operating profit, excluding inter-company royalties and special items. Accordingly, for 2013, segment operating profit excludes a $32 million loss associated with the impact of the Venezuela currency devaluation and pension settlement charge; 2012 excludes a $65 million loss associated with the cost reduction program and pension settlement charge; and 2011 excludes $1 million net loss associated with the acquisition and cost reduction program (see Note 2). Corporate and globally managed expenses, and research and development costs relating to Praxair’s global industrial gases business, are allocated to operating segments based on sales.
The table below presents information about reportable segments for the years ended December 31, 2013, 2012 and 2011.

(Millions of dollars)	2013	2012	2011
Sales (a)
North America	$6,164	$5,598	$5,490
Europe	1,542	1,474	1,458
South America	2,042	2,082	2,308
Asia	1,525	1,414	1,348
Surface Technologies	652	656	648
	$11,925	$11,224	$11,252

	2013	2012	2011
Operating Profit
North America	$1,538	$1,465	$1,331
Europe	270	256	272
South America	467	429	530
Asia	271	246	234
Surface Technologies	111	106	102
Segment operating profit	2,657	2,502	2,469
Venezuela currency devaluation and other charges (Note 2)	(32)	(65)	(1)
Total operating profit	$2,625	$2,437	$2,468

	2013	2012	2011
Total Assets (b)
North America	$10,133	$8,491	$7,402
Europe	3,408	2,957	2,728
South America	2,934	3,205	3,194
Asia	3,098	2,757	2,366
Surface Technologies	682	680	666
	$20,255	$18,090	$16,356

(Millions of dollars)	2013	2012	2011
Depreciation and Amortization
North America	$567	$498	$495
Europe	169	149	141
South America	181	184	197
Asia	150	127	126
Surface Technologies	42	43	44
	$1,109	$1,001	$1,003

	2013	2012	2011
Capital Expenditures and Acquisitions
North America	$2,106	$1,303	$880
Europe	451	322	339
South America	284	351	396
Asia	459	431	431
Surface Technologies	43	53	45
	$3,343	$2,460	$2,091

	2013	2012	2011
Sales by Product Group (c)
Atmospheric gases and related	$8,451	$8,104	$8,005
Process gases and other	2,822	2,464	2,599
Surface technologies	652	656	648
	$11,925	$11,224	$11,252

	2013	2012	2011
Sales by Major Country
United States	$4,764	$4,305	$4,206
Brazil	1,603	1,668	1,931
Other – foreign	5,558	5,251	5,115
	$11,925	$11,224	$11,252

	2013	2012	2011
Long-lived Assets by Major Country (d)
United States	$4,723	$4,255	$3,646
Brazil	1,376	1,535	1,584
Other – foreign	6,179	5,663	4,901
	$12,278	$11,453	$10,131
________________________

(a)	Sales reflect external sales only. Intersegment Sales, primarily from North America to other segments, were not material.

(b)	Includes equity investments as of December 31, as follows:

(Millions of dollars)	2013	2012	2011
North America*	$128	$135	$49
Europe *	218	199	183
Asia *	356	320	291
	$702	$654	$523

*
The 2013 increase primarily relates to current year equity investment earnings. The 2012 increase in North America relates to the formation of a packaged gas joint venture with Nexair LLC in the Southeastern United States.

(c)	Prior years' amounts have been reclassified to conform to current year's presentation.

(d)	Long-lived assets include property, plant and equipment – net.

NOTE 19. QUARTERLY DATA (UNAUDITED)
(Dollar amounts in millions, except per share data)

2013	1Q (a)	2Q	3Q (a)	4Q (a)	YEAR (a)
Sales	$2,888	$3,014	$3,013	$3,010	$11,925
Cost of sales, exclusive of depreciation and amortization	$1,638	$1,710	$1,697	$1,699	$6,744
Depreciation and amortization	$266	$275	$281	$287	$1,109
Operating profit	$600	$665	$670	$690	2,625
Net income – Praxair, Inc.	$391	$445	$445	$474	$1,755
Basic Per Share Data
Net income	$1.32	$1.50	$1.51	$1.61	$5.94
Weighted average shares (000’s)	296,604	295,668	295,124	294,697	295,523
Diluted Per Share Data
Net income	$1.30	$1.49	$1.49	$1.59	$5.87
Weighted average shares (000’s)	299,700	298,654	298,357	298,225	298,965

2012	1Q	2Q	3Q (a)	4Q	YEAR (a)
Sales	$2,840	$2,811	$2,774	$2,799	$11,224
Cost of sales, exclusive of depreciation and amortization	$1,616	$1,602	$1,595	$1,583	$6,396
Depreciation and amortization	$252	$247	$248	$254	$1,001
Operating profit	$627	$636	$558	$616	$2,437
Net income – Praxair, Inc.	$419	$429	$430	$414	$1,692
Basic Per Share Data
Net income	$1.40	$1.43	$1.44	$1.40	$5.67
Weighted average shares (000’s)	299,077	298,885	298,416	296,887	298,316
Diluted Per Share Data
Net income	$1.38	$1.42	$1.43	$1.38	$5.61
Weighted average shares (000’s)	302,876	302,492	301,731	300,224	301,845

________________________

(a)	2013 and 2012 include the impact of the following benefits/(charges) (see Notes 2, 5 & 11):

(Millions of dollars)	Operating Profit/ (Loss)	Net Income/ (Loss)
Venezuela currency devaluation – Q1	$(23)	$(23)
Pension settlement charge – Q3	(9)	(6)
Income tax benefit - Q4	—	24
Bond redemption - Q4	—	(12)
Year 2013	$(32)	$(17)

Cost reduction program – Q3	$(56)	$(38)
Pension settlement charge – Q3	(9)	(6)
Income tax benefit – Q3	—	55
Year 2012	$(65)	$11

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Management’s Report on Internal Control Over Financial Reporting
Praxair’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, Praxair conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (often referred to as COSO). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2013.
Praxair’s evaluation of internal control over financial reporting as of December 31, 2013 did not include the internal control over financial reporting related to NuCO2 Inc. and Dominion Technology Gases Investment Limited because they were acquired by Praxair in business purchase combinations consummated during 2013. Total assets and sales for these acquisitions represent 7.1% and 2.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013 (See Note 3 to the consolidated financial statements in Item 8).
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued their opinion on the company’s internal control over financial reporting as of December 31, 2013 as stated in their report in Item 8.
Changes in Internal Control over Financial Reporting
There were no changes in Praxair’s internal control over financial reporting that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, Praxair’s internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
None.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information required by this item is incorporated herein by reference to the sections captioned “The Board of Directors”, “Executive Officers” and “Corporate Governance And Board Practices-Section 16(a) Beneficial Ownership Reporting Compliance” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2014.
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
ITEM 11.     EXECUTIVE COMPENSATION
Information required by this item is incorporated herein by reference to the sections captioned “Executive Compensation” and “Director Compensation” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2014.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans Information – The table below provides information as of December 31, 2013 about company stock that may be issued upon the exercise of options, warrants and rights granted to employees or members of Praxair’s Board of Directors under present and former equity compensation plans, including plans approved by shareholders and one plan which has not been approved by shareholders, the 1996 Praxair, Inc. Performance Incentive Plan ("the 1996 Plan"). The equity compensation plan not approved by shareholders was terminated in March 2001 and directors and officers of the company were not eligible to participate in that plan. Shareholder approval of that plan was not required under applicable NYSE rules. The 1996 Plan provided for granting nonqualified or incentive stock options, stock grants, performance awards and other stock related incentives for key employees. The exercise price under the 1996 Plan was equal to the closing price of Praxair’s common stock on the date of grant. Options that were granted under this plan became exercisable after one or more years after the date of grant and the option term was no more than ten years.

EQUITY COMPENSATION PLANS TABLE

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	12,364,255	(1)	$73.49	4,543,979
Equity compensation plans not approved by shareholders	—		—	—
Total	12,364,255		$73.49	4,543,979

________________________

(1)
This amount includes 336,969 restricted shares and 866,690 performance shares. Up to an additional 586,510 performance shares could be issued if performance goals are achieved at the maximum specified targets. See Note 15 to the consolidated financial statements.

Certain information required by this item regarding the beneficial ownership of the Company’s common stock is incorporated herein by reference to the section captioned “Share Ownership” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2014.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated herein by reference to the sections captioned “Corporate Governance And Board Practices – Review, Approval or Ratification of Transactions with Related Persons,” “Corporate Governance And Board Practices – Certain Relationships and Transactions,” and “Corporate Governance And Board Practices – Director Independence” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2014.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is incorporated herein by reference to the section captioned “The Independent Auditor” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2014.

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	The company’s 2013 Consolidated Financial Statements and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules – All financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits – The exhibits filed as part of this Annual Report on Form 10-K are listed in the accompanying index.

SIGNATURES
Praxair, Inc. and Subsidiaries
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAXAIR, INC.
(Registrant)
Date: February 25, 2014	By:	/s/ ELIZABETH T. HIRSCH
Elizabeth T. Hirsch Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2014.

/s/ STEPHEN F. ANGEL	/s/ MATTHEW J. WHITE	/s/ NANCE K. DICCIANI
Stephen F. Angel Chairman, President, Chief Executive Officer and Director	Matthew J. White Senior Vice President and Chief Financial Officer	Nance K. Dicciani Director

/s/ EDWARD G. GALANTE	/s/ CLAIRE W. GARGALLI	/s/ IRA D. HALL
Edward G. Galante Director	Claire W. Gargalli Director	Ira D. Hall Director

/s/ RAYMOND W. LEBOEUF	/s/ LARRY D. MCVAY	/s/ WAYNE T. SMITH
Raymond W. LeBoeuf Director	Larry D. McVay Director	Wayne T. Smith Director

/s/ OSCAR DE PAULA BERNARDES	/s/ ROBERT L. WOOD	/s/ BRET K. CLAYTON
Oscar de Paula Bernardes Director	Robert L. Wood Director	Bret K. Clayton Director

INDEX TO EXHIBITS
Praxair, Inc. and Subsidiaries

Exhibit No.	Description

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

*10.02c
Form of Amendment, effective December 31, 2012, to Executive Severance Compensation Agreements that were effective January 1, 2010 (Filed as Exhibit 10.02c to the Company’s 2012 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.02d
Form of Executive Severance Compensation Agreement effective January 1, 2013 (Filed as Exhibit 10.02d to the Company’s 2012 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

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

*10.05e
Second Amendment to Praxair, Inc. Supplemental Retirement Income Plan B effective July 1, 2012 (Filed as Exhibit 10.05e to the Company’s 2012 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

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

10.17a
Commitment Increase Agreement dated September 30, 2013 among the Company, the lenders party thereto, the issuing lenders referred to therein and Bank of America, N.A. for the increase in the aggregate Commitments under the Credit Agreement dated as of July 26, 2011 among Praxair, Inc. and the Eligible Subsidiaries Referred to therein, the Lenders Listed therein, and Bank of America, N.A., as Administrative Agent, Citibank, N.A. and HSBC Bank USA, N.A., as Syndication Agents, from $1,750,000,000 to $2,000,000,000, was filed as 10.1 to the Company’s Current Report on Form 8-K, dated October 2, 2013, Filing No. 1-11037, and incorporated herein by reference.

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

*10.24b
Form of Performance Share Unit Award under the 2009 Praxair, Inc. Long Term Incentive Plan for grants made in 2013 and thereafter with Earnings Per Share performance metrics (Filed as Exhibit 10.24b to the Company’s 2012 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.24c
Form of Performance Share Unit Award under the 2009 Praxair, Inc. Long Term Incentive Plan for grants made in 2013 and thereafter with Return on Capital performance metrics (Filed as Exhibit 10.24c to the Company’s 2012 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

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

Exhibit No.	Description
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

10.33
Terms Agreement dated February 27, 2013 between the Company and Citigroup Global Markets Inc., the underwriter named therein for the issuance and sale of $500,000,000 1.200% Notes due 2018, was filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated March 4, 2013, Filing No. 1-11037, and incorporated herein by reference.

10.34
Terms Agreement dated April 29, 2013 among the Company, Citigroup Global Markets Inc. , Credit Suisse Securities (USA) LLC and RBS Securities Inc., as representatives of the underwriters named therein for the issuance and sale of $475,000,000 1.250% Notes due 2018 and $175,000,000 3.550% Notes due 2042, was filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated April 30, 2013, Filing No. 1-11037, and incorporated herein by reference.

10.35
Terms Agreement dated November 4, 2013 between the Company and Citigroup Global Markets Inc., the underwriter named therein for the issuance and sale of $500,000,000 1.900% Notes due 2019, was filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated November 5, 2013, Filing No 1-11037, and incorporated herein by reference.

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