Form 10-Q
period 2014-03-31
PRAXAIR INC
filed 2014-04-23
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At March 31, 2014, 292,934,765 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended March 31,
	2014	2013
SALES	$3,026	$2,888
Cost of sales, exclusive of depreciation and amortization	1,726	1,638
Selling, general and administrative	326	337
Depreciation and amortization	285	266
Research and development	23	24
Venezuela currency devaluation	—	23
Other income (expense) - net	9	—
OPERATING PROFIT	675	600
Interest expense - net	46	40
INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	629	560
Income taxes	176	164
INCOME BEFORE EQUITY INVESTMENTS	453	396
Income from equity investments	9	10
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	462	406
Less: noncontrolling interests	(14)	(15)
NET INCOME - PRAXAIR, INC.	$448	$391
PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share	$1.52	$1.32
Diluted earnings per share	$1.51	$1.30
Cash dividends per share	$0.65	$0.60
WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	294,195	296,604
Diluted shares outstanding	297,253	299,700
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Quarter Ended March 31,
	2014	2013
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$462	$406

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(20)	(18)
Reclassifications to net income	(3)	—
Income taxes	(9)	(1)
Translation adjustments	(32)	(19)
Funded status - retirement obligations (Note 14):
Retirement program remeasurements	2	4
Reclassifications to net income (Note 11)	13	22
Income taxes	(5)	(8)
Funded status - retirement obligations	10	18
Derivative instruments (Note 6):
Current quarter unrealized gain (loss)	3	—
Reclassifications to net income	—	1
Income taxes	(1)	—
Derivative instruments	2	1
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(20)	—

COMPREHENSIVE INCOME (INCLUDING NONCONTROLLING INTERESTS)	442	406
Less: noncontrolling interests	(12)	(7)
COMPREHENSIVE INCOME - PRAXAIR, INC.	$430	$399
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$144	$138
Accounts receivable - net	2,027	1,892
Inventories	520	506
Prepaid and other current assets	358	380
TOTAL CURRENT ASSETS	3,049	2,916
Property, plant and equipment (less accumulated depreciation of $11,859 in 2014 and $11,753 in 2013)	12,326	12,278
Goodwill	3,243	3,194
Other intangible assets - net	612	596
Other long-term assets	1,308	1,271
TOTAL ASSETS	$20,538	$20,255
LIABILITIES AND EQUITY
Accounts payable	$879	$921
Short-term debt	701	782
Current portion of long-term debt	5	3
Other current liabilities	849	958
TOTAL CURRENT LIABILITIES	2,434	2,664
Long-term debt	8,564	8,026
Other long-term liabilities	2,347	2,255
TOTAL LIABILITIES	13,345	12,945
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 14)	195	307
Praxair, Inc. Shareholders’ Equity:
Common stock $0.01 par value, authorized - 800,000,000 shares, issued - 383,230,625 shares for both periods	4	4
Additional paid-in capital	3,943	3,970
Retained earnings	10,784	10,528
Accumulated other comprehensive income (loss)	(1,998)	(1,981)
Treasury stock, at cost (2014 - 90,295,860 shares and 2013 - 89,096,761 shares)	(6,133)	(5,912)
Total Praxair, Inc. Shareholders’ Equity	6,600	6,609
Noncontrolling interests	398	394
TOTAL EQUITY	6,998	7,003
TOTAL LIABILITIES AND EQUITY	$20,538	$20,255
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
OPERATIONS
Net income - Praxair, Inc.	$448	$391
Noncontrolling interests	14	15
Net income (including noncontrolling interests)	462	406
Adjustments to reconcile net income to net cash provided by operating activities:
Venezuela currency devaluation	—	23
Depreciation and amortization	285	266
Deferred income taxes	23	1
Share-based compensation	15	17
Working capital:
Accounts receivable	(136)	(161)
Inventory	(16)	(16)
Prepaid and other current assets	20	(6)
Payables and accruals	(116)	—
Pension contributions	(9)	(5)
Long-term assets, liabilities and other	8	(53)
Net cash provided by operating activities	536	472
INVESTING
Capital expenditures	(393)	(466)
Acquisitions, net of cash acquired	(124)	(1,098)
Divestitures and asset sales	66	31
Net cash used for investing activities	(451)	(1,533)
FINANCING
Short-term debt borrowings (repayments) - net	(80)	(60)
Long-term debt borrowings	847	1,403
Long-term debt repayments	(303)	(27)
Issuances of common stock	49	33
Purchases of common stock	(286)	(150)
Cash dividends - Praxair, Inc. shareholders	(191)	(178)
Excess tax benefit on share-based compensation	20	14
Noncontrolling interest transactions and other	(140)	(5)
Net cash (used for) provided by financing activities	(84)	1,030
Effect of exchange rate changes on cash and cash equivalents	5	(13)
Change in cash and cash equivalents	6	(44)
Cash and cash equivalents, beginning-of-period	138	157
Cash and cash equivalents, end-of-period	$144	$113
The accompanying notes are an integral part of these financial statements.

INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Notes to Condensed Consolidated Financial Statements - Praxair, Inc. and Subsidiaries (Unaudited)

PRAXAIR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Summary of Significant Accounting Policies
Presentation of Condensed Consolidated Financial Statements - In the opinion of Praxair, Inc. (Praxair) management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented and such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements of Praxair, Inc. and subsidiaries in Praxair’s 2013 Annual Report on Form 10-K. There have been no material changes to the company’s significant accounting policies during 2014.
Accounting Standards Implemented in 2014
The following standards were effective for Praxair in 2014 and their adoption did not have a significant impact on the condensed consolidated financial statements:

•
Accounting for Cumulative Translation Adjustment – In March 2013, the Financial Accounting Standards Board ("FASB") issued updated guidance on the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity, or as a result of acquisitions achieved in stages. The adoption of this guidance did not have a significant impact on the condensed consolidated financial statements.

•
Presentation of Unrecognized Tax Benefits – In July 2013, the FASB issued updated guidance on the presentation of unrecognized tax benefits. The new guidance requires an entity to present certain unrecognized tax benefits, or a portion thereof, as a reduction to the related deferred tax asset, primarily for loss and tax credit carryforwards. The adoption of this guidance did not have a significant impact on the condensed consolidated financial statements.

Accounting Standards to be Implemented

•
Reporting Discontinued Operations – In April 2014, the FASB issued updated guidance on the reporting and disclosures of discontinued operations. The new guidance requires that the disposal of a component of an entity be reported as discontinued operations only if the action represents a strategic shift that will have a major effect on an entity’s operations and financial results, and would require expanded disclosures. This guidance will be effective for Praxair beginning in the first quarter 2015.

Reclassifications – Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.
2. 2013 Venezuela Currency Devaluation
On February 8, 2013, Venezuela announced a devaluation of the Venezuelan Bolivar from 4.30 to 6.30 (a 32% devaluation), effective on February 13, 2013. In the first quarter 2013 Praxair recorded a $23 million pre-tax charge ($23 million after-tax or $0.08 per diluted share) due primarily to the remeasurement of the local Venezuelan balance sheet to reflect the new official 6.30 exchange rate.
3. Acquisitions
2014 Acquisitions

During the three months ended March 31, 2014 Praxair had acquisitions totaling $124 million. These consisted of the acquisition of Messer’s industrial gases business in Italy, several packaged gas businesses in North and South America, and an equity investment in the Middle East. These transactions resulted in goodwill and other intangible assets of $43 million and $29 million, respectively (see Note 9).

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

The acquisition of NuCO2 was accounted for as a business combination. Following the acquisition date, 100% of NuCO2's results were consolidated in the North America business segment. For the three months ended March 31, 2014 and 2013, Praxair's consolidated income statement includes sales of $63 million and $20 million, respectively, related to NuCO2. Pro forma results for the three months ended March 31, 2013 have not been included as the impact of the acquisition is not material to the consolidated statements of income.

The following table summarizes the fair value of identifiable assets acquired and liabilities assumed in the acquisition of NuCO2 as of the acquisition date. Purchase accounting has been finalized and adjustments made subsequent to the acquisition date were not significant.

(Millions of dollars)	March 1, 2013
Trade receivables, net	$17
Property, plant and equipment	199
Intangible assets	374
Deferred income taxes	(85)
Other assets and (liabilities)	(28)
Goodwill	618
Purchase price	$1,095

The identifiable intangible assets primarily consist of customer relationships that will be amortized over their estimated useful life of 25 years. The deferred income taxes relate primarily to property, plant and equipment, intangibles and operating loss carryforwards. The goodwill resulting from the acquisition is attributable to (i) expected growth from market penetration into the quick service restaurants, convenience stores and themed restaurant chains in the United States and select international markets as we leverage Praxair's customer and distribution networks worldwide, and (ii) cost synergies related to the procurement of raw materials, distribution-related expenses and administrative costs as we integrate and rationalize administration tasks and leverage Praxair's purchasing scale. The goodwill is not deductible for income tax purposes.

4. Supplemental Information
Inventories
The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	March 31, 2014	December 31, 2013
Inventories
Raw materials and supplies	$173	$167
Work in process	62	58
Finished goods	285	281
Total inventories	$520	$506

Long-term receivables
Long-term receivables are not material and are largely reserved. Such long-term receivables are included within other long-term assets in the condensed consolidated balance sheets and totaled $42 million and $36 million at March 31, 2014 and December 31, 2013, respectively. These amounts are net of reserves of $54 million and $51 million, respectively. The amounts in both periods relate primarily to government receivables in Brazil and other long-term notes receivable from customers. Collectability is reviewed regularly and uncollectible amounts are written-off as appropriate. The account balance changes during 2014 were primarily the result of currency fluctuations, additional receivables and reserves.

5. Debt
The following is a summary of Praxair’s outstanding debt at March 31, 2014 and December 31, 2013:

(Millions of dollars)	March 31, 2014	December 31, 2013
SHORT-TERM
Commercial paper and U.S. bank borrowings	$617	$712
Other bank borrowings (primarily international)	84	70
Total short-term debt	701	782
LONG-TERM
U.S. borrowings (U.S. dollar denominated unless otherwise noted)
4.375% Notes due 2014 (e)	—	300
4.625% Notes due 2015 (d)	500	500
3.25% Notes due 2015 (a, b)	416	418
0.75% Notes due 2016	400	400
5.375% Notes due 2016	400	400
5.20% Notes due 2017	325	325
1.05% Notes due 2017	400	400
1.20% Notes due 2018	500	500
1.25% Notes due 2018 (a, b)	479	478
4.50% Notes due 2019 (a)	598	598
1.90% Notes due 2019	500	500
1.50% Euro-denominated notes due 2020 (a, c)	822	—
4.05% Notes due 2021 (a)	498	498
3.00% Notes due 2021 (a)	497	497
2.45% Notes due 2022 (a)	598	598
2.20% Notes due 2022 (a)	499	499
2.70% Notes due 2023 (a)	498	498
3.55% Notes due 2042 (a)	466	466
Other	5	5

International bank borrowings (d)	159	140
Obligations under capital leases	9	9
	8,569	8,029
Less: current portion of long-term debt	(5)	(3)
Total long-term debt	8,564	8,026
Total debt	$9,270	$8,811

(a)	Amounts are net of unamortized discounts.

(b)	March 31, 2014 and December 31, 2013 include a $20 million and $22 million fair value increase, respectively, related to hedge accounting. See Note 6 for additional information.

(c)
During the quarter ended March 31, 2014, Praxair issued the €600 million 1.50% Euro-denominated notes due 2020. This debt issuance has been designated as a hedge of the net investment position in European operations where the Euro is the functional currency (see Note 6). The proceeds of this debt issuance were used for general corporate purposes, including acquisitions, repayment of debt and share repurchases under the company's share repurchase program.

(d)
Classified as long-term because of the company’s intent to refinance this debt on a long-term basis and the availability of such financing under the terms of an existing $2 billion long-term credit facility.

(e)	In March 2014, Praxair repaid $300 million of 4.375% notes that became due.

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
There are three types of derivatives that the company enters into: (i) those relating to fair-value exposures, (ii) those relating to cash-flow exposures, and (iii) those relating to foreign currency net investment exposures. Fair-value exposures relate to recognized assets or liabilities, and firm commitments; cash-flow exposures relate to the variability of future cash flows associated with recognized assets or liabilities, or forecasted transactions; and net investment exposures relate to the impact of foreign currency exchange rate changes on the carrying value of net assets denominated in foreign currencies.
When a derivative is executed and hedge accounting is appropriate, it is designated as either a fair-value hedge, cash-flow hedge, or a net investment hedge. Currently, Praxair designates all interest-rate and treasury-rate locks as hedges for accounting purposes; however, currency contracts are generally not designated as hedges for accounting purposes unless they are related to forecasted transactions. Whether designated as hedges for accounting purposes or not, all derivatives are linked to an appropriate underlying exposure. On an ongoing basis, the company assesses the hedge effectiveness of all derivatives designated as hedges for accounting purposes to determine if they continue to be highly effective in offsetting changes in fair values or cash flows of the underlying hedged items. If it is determined that the hedge is not highly effective, then hedge accounting will be discontinued prospectively.
Counterparties to Praxair’s derivatives are major banking institutions with credit ratings of investment grade or better and no collateral is required, and there are no significant risk concentrations. Management believes the risk of incurring losses on derivative contracts related to credit risk is remote and any losses would be immaterial.
The following table is a summary of the notional amount and fair value of derivatives outstanding at March 31, 2014 and December 31, 2013 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets		Liabilities
(Millions of dollars)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$2,008	$2,197	$7	$4	$1	$14
Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted purchases (a)	$—	$5	$—	$—	$—	$—
Interest rate contracts:
Interest rate swaps (b)	875	875	20	22	—	—
Total	$875	$880	$20	$22	$—	$—
Total Derivatives	$2,883	$3,077	$27	$26	$1	$14

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.

(b)	Assets are recorded in other long term assets.
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

Anticipated Net Income
Historically Praxair has entered into anticipated net income hedge contracts consisting of foreign currency options and forwards related primarily to anticipated net income in Brazil, Europe and Canada. There were no anticipated net income hedges outstanding as of March 31, 2014 and December 31, 2013. Over the term of the contracts, the fair value adjustments from net-income hedging contracts are largely offset by the impacts on reported net income resulting from currency translation. The accounting rules pertaining to derivatives and hedging do not allow hedges of anticipated net income to be designated as hedging instruments.
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
Net Investment Hedge

Praxair has designated the €600 million ($822 million as of March 31, 2014) 1.50% Euro-denominated notes due 2020, as a hedge of the net investment position in its European operations. This Euro-denominated debt instrument reduces the company's exposure to changes in the currency exchange rate on investments in foreign subsidiaries with Euro functional currencies. Since the time the Euro-denominated notes were issued in March 2014, exchange rate movements have reduced long-term debt by $5 million ($3 million after tax), with the offsetting gain shown within the cumulative translation component of AOCI in the condensed consolidated balance sheets and the condensed consolidated statements of comprehensive income.
Interest Rate Contracts
Outstanding Interest Rate Swaps
At March 31, 2014, Praxair had $875 million notional amount of interest-rate swap agreements outstanding related to the $400 million 3.25% fixed-rate notes that mature in 2015 and to the $475 million 1.25% notes that mature 2018, which effectively convert fixed-rate interest to variable-rate interest. These swap agreements were designated as fair value hedges with the resulting fair value adjustments recognized in earnings along with an equally offsetting charge / benefit to earnings for the changes in the fair value of the underlying debt instrument. At March 31, 2014, $20 million was recognized as an increase in the fair value of these notes ($22 million at December 31, 2013).
Terminated Interest Rate Swap
During 2010, Praxair entered into a $500 million notional amount of interest-rate swap agreement that effectively converted fixed-rate interest to variable-rate interest on the $500 million 2.125% notes that matured in 2013. This swap agreement was terminated in 2011, and Praxair received a $18 million cash payment. This $18 million gain was recognized in earnings as a reduction to interest expense over the remaining term of the underlying debt. During the quarter ended March 31, 2013, $2 million was recognized as a reduction to interest expense.
Terminated Treasury Rate Locks
The following table summarizes the unrecognized gains (losses) related to terminated treasury rate lock contracts:

	Year Terminated	Original Gain / (Loss)	Unrecognized Gain / (Loss) (a)
(Millions of dollars)			March 31, 2014	December 31, 2013
Treasury Rate Locks
Underlying debt instrument:
$500 million 2.20% fixed-rate notes that mature in 2022 (b)	2012	$(2)	$(2)	$(2)
$500 million 3.00% fixed-rate notes that mature in 2021 (b)	2011	(11)	(9)	(9)
$600 million 4.50% fixed-rate notes that mature in 2019 (b)	2009	16	10	10
$500 million 4.625% fixed-rate notes that mature in 2015 (b)	2008	(7)	(1)	(1)
Total - pre-tax			$(2)	$(2)
Less: income taxes			1	1
After- tax amounts			$(1)	$(1)

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

The following tables summarize the impacts of the company’s derivatives on the consolidated statements of income and AOCI:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended March 31,
(Millions of dollars)	2014	2013
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$17	$34
Other balance sheet items	3	(7)
Total	$20	$27
* The gains (losses) on balance sheet items are offset by gains (losses) recorded on the underlying hedged assets and liabilities. The gains (losses) for the derivatives and the underlying hedged assets and liabilities related to debt items are recorded in the consolidated statements of income as interest expense-net. Other balance sheet items and anticipated net income gains (losses) are recorded in the consolidated statements of income as other income (expenses)-net.

	Quarter Ended
	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Income
(Millions of dollars)	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
Derivatives Designated as Hedging Instruments *
Net investment hedge:
Foreign currency forward	$(6)	$—	$—	$—
Interest rate contracts:
Treasury rate lock contracts	—	—	—	1
Total - pre tax	$(6)	$—	$—	$1
Less: income taxes	2	—	—	—
Total - Net of Taxes	$(4)	$—	$—	$1

* The gains (losses) on net investment hedges are recorded as a component of AOCI within foreign currency translation adjustments in the condensed consolidated balance sheets and the condensed consolidated statements of comprehensive income. The gains (losses) on treasury rate locks are recorded as a component of AOCI within derivative instruments in the condensed consolidated balance sheets and the condensed consolidated statements of comprehensive income. There was no ineffectiveness for these instruments during 2014 or 2013. The gains (losses) on net investment hedges are reclassified to earnings only when the related currency translation adjustments are required to be reclassified, usually upon sale or liquidation of the investment. The gains (losses) for interest rate contracts are reclassified to earnings as interest expense –net on a straight-line basis over the remaining maturity of the underlying debt. Net losses of less than $1 million are expected to be reclassified to earnings during the next twelve months.

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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Assets
Derivatives	—	—	$27	$26	—	—
Liabilities
Derivatives	—	—	$1	$14	—	—
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
The fair values of cash and cash equivalents, short-term debt, accounts receivable-net, and accounts payable approximate carrying amounts because of the short maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for similar issues, which is deemed a level 2 measurement. At March 31, 2014, the estimated fair value of Praxair’s long-term debt portfolio was $8,603 million versus a carrying value of $8,569 million. At December 31, 2013, the estimated fair value of Praxair’s long-term debt portfolio was $7,976 million versus a carrying value of $8,029 million. Differences from carrying amounts are attributable to interest-rate changes subsequent to when the debt was issued.

8. Earnings Per Share – Praxair, Inc. Shareholders
Basic earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended March 31,
	2014	2013
Numerator (Millions of dollars)
Net income - Praxair, Inc.	$448	$391
Denominator (Thousands of shares)
Weighted average shares outstanding	293,692	296,075
Shares earned and issuable under compensation plans	503	529
Weighted average shares used in basic earnings per share	294,195	296,604
Effect of dilutive securities
Stock options and awards	3,058	3,096
Weighted average shares used in diluted earnings per share	297,253	299,700
Basic Earnings Per Share	$1.52	$1.32
Diluted Earnings Per Share	$1.51	$1.30
There were no antidilutive stock options for the quarter ended March 31, 2014. Stock options of 855 were antidilutive and therefore excluded in the computation of diluted earnings per share for the quarter ended March 31, 2013.

9. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the quarter ended March 31, 2014 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2013	$2,117	$166	$743	$24	$144	$3,194
Acquisitions (Note 3)	22	4	17	—	—	43
Purchase adjustments & other	1	—	(5)	—	5	1
Foreign currency translation	(6)	7	4	—	—	5
Balance, March 31, 2014	$2,134	$177	$759	$24	$149	$3,243
Praxair has performed its goodwill impairment tests annually during the second quarter of each year, and historically has determined that the fair value of each of its reporting units was substantially in excess of its carrying value (refer to Note 1 to the consolidated financial statements of Praxair's 2013 Annual Report on Form 10-K). As a result, no impairment was recorded. There were no indicators of impairment through March 31, 2014.

Changes in the carrying amounts of other intangibles for the quarter ended March 31, 2014 were as follows:

(Millions of dollars)	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2013	$661	$31	$43	$735
Additions (Note 3)	24	5	—	29
Foreign currency translation	(2)	—	—	(2)
Other *	(1)	(3)	4	—
Balance, March 31, 2014	$682	$33	$47	$762
Less: Accumulated amortization
Balance, December 31, 2013	$(118)	$(16)	$(5)	$(139)
Amortization expense	(9)	(1)	(1)	(11)
Foreign currency translation	—	—	—	—
Other *	1	3	(4)	—
Balance, March 31, 2014	$(126)	$(14)	$(10)	$(150)
Net balance at March 31, 2014	$556	$19	$37	$612
* Other primarily relates to the write-off of fully amortized assets and purchase accounting adjustments.
There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 19 years.
Total estimated annual amortization expense is as follows:

(Millions of dollars)
Remaining 2014	$32
2015	47
2016	44
2017	38
2018	34
Thereafter	417
$612
10. Share-Based Compensation
Share-based compensation of $15 million ($10 million after-tax) and $17 million ($11 million after-tax) was recognized during the quarters ended March 31, 2014 and 2013, respectively. The expense was recorded primarily in selling, general and administrative expenses. There was no share-based compensation cost that was capitalized. For further details regarding Praxair’s share-based compensation arrangements and prior-year grants, refer to Note 15 to the consolidated financial statements of Praxair’s 2013 Annual Report on Form 10-K.
Stock Options
The weighted-average fair value of options granted during the quarter ended March 31, 2014 was $14.62 ($16.31 in 2013) based on the Black-Scholes Options-Pricing model. The decrease in grant date fair value year-over-year is primarily attributable to the decrease in volatility which was partially offset by increases in Praxair's stock price and risk-free interest rate.

The following weighted-average assumptions were used to value the grants in 2014 and 2013 :

	Three Months Ended March 31,
	2014	2013
Dividend yield	2.0%	2.2%
Volatility	15.2%	21.7%
Risk-free interest rate	1.57%	0.76%
Expected term years	5	5
The following table summarizes option activity under the plans as of March 31, 2014 and changes during the three months period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2014	11,161	$81.42
Granted	1,292	128.80
Exercised	(723)	62.14
Cancelled or Expired	(22)	79.44
Outstanding at March 31, 2014	11,708	87.85	5.8	$505
Exercisable at March 31, 2014	9,052	$78.64	4.9	$474
The aggregate intrinsic value represents the difference between the company’s closing stock price of $130.97 as of March 31, 2014 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during the quarter ended March 31, 2014 was $49 million ($29 million during the same time period in 2013).
Cash received from option exercises under all share-based payment arrangements for the quarter ended March 31, 2014 was $45 million ($29 million for the same time period in 2013). The cash tax benefit realized from share-based compensation totaled $34 million for the quarter ended March 31, 2014, of which $20 million in excess tax benefits was classified as financing cash flows for the three months ended March 31, 2014 ($26 million cash tax benefit for the same period in 2013 of which $14 million represented excess tax benefit for the three months ended March 31, 2013).
As of March 31, 2014, $34 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.2 years.
Performance-Based and Restricted Stock Awards
During the three months ended March 31, 2014, the company granted performance-based stock units to employees which vest principally based on the third anniversary of their grant date. The actual number of shares issued in settlement of a vested award can range from zero to 200 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three-year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s common stock on the date of the grant and the estimated performance that will be achieved. Compensation expense will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved.
During the three months ended March 31, 2014, the company also granted restricted stock units to employees. The majority of the restricted stock units vest at the end of a three-year service period. Compensation expense related to the restricted stock units is recognized on a straight-line basis over the vesting period.

The weighted-average fair value of performance-based stock and restricted stock units granted during the quarter ended March 31, 2014 was $121.16 and $121.20, respectively, ($103.46 and $104.19 for the same period in 2013). This is based on the closing market price of Praxair’s common stock on the grant date adjusted for dividends that will not be paid during the vesting period.
The following table summarizes non-vested performance-based and restricted stock award activity as of March 31, 2014 and changes during the three months then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2014	867	$99.55	337	$100.41
Granted (a)	328	121.16	76	121.20
Vested	(338)	92.06	(85)	92.24
Cancelled	(4)	107.32	(3)	80.08
Non-vested at March 31, 2014	853	$109.13	325	$107.62

(a)	Performance-based stock unit grants during 2014 include 49 thousand shares relating to the actual payout of the 2011 PSU grants in 2014.
As of March 31, 2014, based on current estimates of future performance, $59 million of unrecognized compensation cost related to performance-based awards is expected to be recognized through the first quarter of 2017 and $21 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized primarily through the first quarter of 2017 .
11. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarters ended March 31, 2014 and 2013 are shown below:

	Quarter Ended March 31,
	Pensions		OPEB
(Millions of dollars)	2014	2013	2014	2013
Service cost	$13	$13	$1	$1
Interest cost	31	29	3	3
Expected return on plan assets	(40)	(38)	—	—
Net amortization and deferral	15	23	(2)	(1)
Net periodic benefit cost	$19	$27	$2	$3
Praxair estimates that 2014 contributions to its pension plans will be in the area of $25 million, of which $9 million have been made through March 31, 2014.
12. Commitments and Contingencies
Contingent Liabilities
Praxair is subject to various lawsuits and government investigations that arise from time to time in the ordinary course of business. These actions are based upon alleged environmental, tax, antitrust and personal injury claims, among others. Praxair has strong defenses in these cases and intends to defend itself vigorously. It is possible that the company may incur losses in connection with some of these actions in excess of accrued liabilities. Management does not anticipate that in the aggregate such losses would have a material adverse effect on the company’s consolidated financial position or liquidity; however, it is possible that the final outcomes could have a significant impact on the company’s reported results of operations in any given period (see Note 17 to the consolidated financial statements of Praxair’s 2013 Annual Report on Form 10-K).
Among such matters are:

•
During May 2009, the Brazilian government published Law 11941/2009 instituting a new voluntary amnesty program (“Refis Program”) which allowed Brazilian companies to settle certain federal tax disputes at reduced amounts. During the 2009 third quarter, Praxair decided that it was economically beneficial to settle many of its outstanding federal tax disputes and such disputes were enrolled in the Refis Program, subject to final calculation and review by the Brazilian federal government. The Company recorded estimated liabilities based on the terms of the Refis Program. Since 2009,

Praxair has generally been unable to reach final agreement on the calculations and recently initiated litigation against the government in an attempt to resolve certain items. Open issues relate to the following matters: (i) application of cash deposits and net operating loss carryforwards to satisfy obligations, (ii) the amount of tax reductions available under the Refis Program, and (iii) income tax deductibility of payments. Although it is difficult to estimate the timing of resolution of legal matters in Brazil, it is possible that individual disputed matters may be resolved during the next year.

•
At March 31, 2014 the most significant non-income and income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters associated with procedural issues and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $193 million. Praxair has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

•
On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines on all five companies. Originally, CADE imposed a civil fine of R$2.2 billion Brazilian reais (US$972 million) against White Martins, the Brazil-based subsidiary of Praxair, Inc. In response to a motion for clarification, the fine was reduced to R$1.7 billion Brazilian reais (US$751 million) due to a calculation error made by CADE. The amount of the fine is subject to indexation using SELIC. On September 2, 2010, Praxair issued a press release and filed a report on Form 8-K rejecting all claims and stating that the fine represents a gross and arbitrary disregard of Brazilian law.

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

13. Segments
Sales and operating profit by segment for the quarters ended March 31, 2014 and 2013 are shown below. For a description of Praxair’s operating segments, refer to Note 18 to the consolidated financial statements of Praxair’s 2013 Annual Report on Form 10-K.

	Quarter Ended March 31,
(Millions of dollars)	2014	2013
SALES(a)
North America	$1,580	$1,457
Europe	397	370
South America	488	531
Asia	392	367
Surface Technologies	169	163
Total sales	$3,026	$2,888

	Quarter Ended March 31,
(Millions of dollars)	2014	2013
OPERATING PROFIT
North America	$378	$358
Europe	79	62
South America	113	114
Asia	75	63
Surface Technologies	30	26
Segment operating profit	675	623
Venezuela currency devaluation (Note 2)	—	(23)
Total operating profit	$675	$600

(a)	Intersegment sales, primarily from North America to other segments, were not significant for the quarters ended March 31, 2014 and 2013.

14. Equity and Redeemable Noncontrolling Interests
Equity
A summary of the changes in total equity for the quarters ended March 31, 2014 and 2013 is provided below:

	Quarter Ended March 31,
(Millions of dollars)	2014			2013
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$6,609	$394	$7,003	$6,064	$357	$6,421
Net income (a)	448	10	458	391	10	401
Other comprehensive income (loss)	(17)	(3)	(20)	3	(3)	—
Noncontrolling interests:
Additions (reductions) (b)	(24)	—	(24)	—	(6)	(6)
Dividends and other capital changes	—	(3)	(3)	—	(1)	(1)
Redemption value adjustments	(1)	—	(1)	(5)	—	(5)
Dividends to Praxair, Inc. common stock holders ($0.65 per share in 2014 and $0.60 per share in 2013)	(191)	—	(191)	(178)	—	(178)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	1	—	1	2	—	2
For employee savings and incentive plans	33	—	33	17	—	17
Purchases of common stock	(293)	—	(293)	(156)	—	(156)
Tax benefit from share-based compensation	20	—	20	14	—	14
Share-based compensation	15	—	15	17	—	17
Balance, end of period	$6,600	$398	$6,998	$6,169	$357	$6,526

(a)
Net income for noncontrolling interests excludes Net income related to redeemable noncontrolling interests of $4 million for the quarter ended March 31, 2014 ($5 million for the same time period in 2013), which is not part of total equity (see redeemable noncontrolling interests section below).

(b)
Praxair increased its ownership in certain consolidated subsidiaries. The difference between the purchase price and the related noncontrolling interests was recorded as a decrease in Praxair's additional paid-in-capital.

The components of AOCI are as follows:

	March 31,	December 31,
(Millions of dollars)	2014	2013
Cumulative translation adjustment - net of taxes
North America	$(373)	$(315)
South America	(1,125)	(1,179)
Europe	(68)	(63)
Asia	—	21
Surface Technologies	29	28
	(1,537)	(1,508)
Derivatives - net of taxes	(2)	(4)
Pension / OPEB funded status obligation - net of taxes	(459)	(469)
	$(1,998)	$(1,981)
Redeemable Noncontrolling Interests
Noncontrolling interests with redemption features, such as put/sell options, that are not solely within the Company’s control (“redeemable noncontrolling interests”) are reported separately in the consolidated balance sheets at the greater of carrying value or redemption value. For redeemable noncontrolling interests that are not yet exercisable, Praxair calculates the redemption value by accreting the carrying value to the redemption value over the period until exercisable. If the redemption value is greater than the carrying value, any increase is adjusted directly to equity and does not impact net income.
Redeemable noncontrolling interests include Yara Praxair, a joint venture in Scandinavia, and two packaged gas distributors in the United States where the noncontrolling interests have put options. In Scandinavia, the noncontrolling shareholder has the right to sell its shares to Praxair starting in 2015 for a period of 4 years at a formula price. Praxair also obtained the right to purchase the shares held by the noncontrolling shareholder starting in 2017 for a period of 2 years, also at a formula price.
The following is a summary of the changes in redeemable noncontrolling interests for the quarters ended March 31, 2014 and 2013:

(Millions of dollars)	2014	2013
Balance, January 1,	$307	$252
Net income	4	5
Distributions to noncontrolling interest	(6)	(2)
Redemption value adjustments/accretion	1	5
Foreign currency translation and other	1	(5)
Purchase of noncontrolling interest *	(112)	—
Balance, March 31,	$195	$255

* In January 2014, Praxair acquired the redeemable noncontrolling interests related to Praxair Distribution Mid-Atlantic, LLC. The cash payment is shown in the financing section of the condensed consolidated statements of cash flows under the caption "Noncontrolling interest transactions and other".

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results

Praxair reported strong first-quarter results. Excluding negative currency translation effects which reduced overall sales by 4%, sales grew 9% from the first quarter of 2013 due to volume growth, higher overall pricing and acquisitions. Volume growth of 4% was primarily driven by new project start-ups in North America and Asia. Acquisitions in North America and Europe contributed 2% growth. Operating profit was 12% above reported operating profit in the prior year. Operating profit was 8% above 2013's adjusted operating profit and grew 12% ex-currency effects. Operating profit growth was primarily due to higher volumes, pricing, and acquisitions. On a reported basis, net income and diluted earnings per share were 15% and 16% above the prior-year quarter. Net income and earnings per share grew 8% and 9%, respectively, versus 2013's adjusted results. Diluted earnings per share grew faster than net income due to a lower outstanding share count. Cash flow from operations was strong at $536 million, 14% above the prior year.
Outlook
Diluted earnings per share for the second quarter of 2014 are expected to be in the range of $1.55 to $1.60.
Diluted earnings per share for the full year of 2014 are expected to be in the range of $6.30 to $6.50.
For the full year of 2014, Praxair expects sales in the area of $12.4 to $12.8 billion. Full-year capital expenditures are expected to be about $1.8 billion.

The company’s core business is to build, own, and operate industrial gas plants in order to supply atmospheric and process gases to customers. As such, Praxair believes that its backlog is one indicator of future sales growth. At March 31, 2014, Praxair’s backlog of 30 large projects under construction was $2.0 billion. This represents the total estimated capital cost of large plants under construction. About 35% of this project backlog is in North America and approximately 30% is in Asia, which includes projects in China, India and Korea. The rest is in Europe, primarily Russia, and South America. The projects will serve customers in the energy, chemical, manufacturing, electronics and metals markets.
Praxair provides quarterly updates on operating results, material trends that may affect financial performance, and financial earnings guidance via quarterly earnings releases and investor teleconferences. These updates are available on the company’s website, www.praxair.com, but are not incorporated herein.

The following table provides summary data for the quarters ended March 31, 2014 and 2013:

	Quarter Ended March 31,
(Dollar amounts in millions, except per share data)	2014	2013	Variance
Reported Amounts
Sales	$3,026	$2,888	5%
Cost of sales, exclusive of depreciation and amortization	$1,726	$1,638	5%
Gross margin (a)	$1,300	$1,250	4%
As a percent of sales	43.0%	43.3%
Selling, general and administrative	$326	$337	(3)%
As a percent of sales	10.8%	11.7%
Depreciation and amortization	$285	$266	7%
Venezuela currency devaluation (b)	$—	$23
Other income (expense) - net	$9	$—
Operating profit	$675	$600	12%
As a percent of sales	22.3%	20.8%
Interest expense - net	$46	$40	15%
Effective tax rate	28.0%	29.3%
Income from equity investments	$9	$10	(10)%
Noncontrolling interests	$(14)	$(15)	(7)%
Net income - Praxair, Inc.	$448	$391	15%
Diluted earnings per share	$1.51	$1.30	16%
Diluted shares outstanding	297,253	299,700	(1)%
2013 Adjusted Amounts (c)
Operating profit	$675	$623	8%
As a percent of sales	22.3%	21.6%
Effective tax rate	28.0%	28.1%
Net income - Praxair, Inc.	$448	$414	8%
Diluted earnings per share	$1.51	$1.38	9%

(a)	Gross margin excludes depreciation and amortization expense.

(b)	See Note 2 to the consolidated financial statements.

(c)	Adjusted amounts are non-GAAP measures. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A.

Results of Operations
The changes in consolidated sales and operating profit compared to the prior year is attributable to the following:

	Quarter Ended March 31, 2014 vs. 2013
	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume	4%	3%
Price	2%	9%
Cost pass-through	1%	—%
Currency	(4)%	(4)%
Acquisitions/divestitures	2%	3%
Other	—%	1%
Reported	5%	12%
Venezuela currency devaluation	—%	(4)%
Adjusted	5%	8%
The following tables provide sales by end-market and distribution method:

	Quarter Ended March 31,
	% of Sales		% Change
	2014	2013	Organic Sales*
Sales by End Markets
Manufacturing	23%	25%	1%
Metals	17%	18%	4%
Energy	13%	12%	12%
Chemicals	11%	10%	12%
Electronics	7%	8%	(1)%
Healthcare	8%	8%	3%
Food & Beverage	8%	7%	7%
Aerospace	3%	3%	4%
Other	10%	9%	12%
	100%	100%

*	Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended March 31,
	% of Sales
	2014	2013
Sales by Distribution Method**
On- Site	30%	26%
Merchant	33%	34%
Packaged Gas	28%	31%
Other	9%	9%
	100%	100%
** Prior years' amounts have been reclassified to conform to current year's presentation.
Sales increased $138 million, or 5%, in the first quarter ended March 31, 2014 versus the respective 2013 period, and increased 9% excluding currency translation impacts. Underlying sales grew 6% from higher pricing and volume growth driven by higher on-site volumes from new project start-ups primarily in North America and Asia. By end-market, sales growth was strongest to energy, chemicals, and food and beverage customers, as compared to the prior-year quarter.
Gross margin increased $50 million, or 4%, for the quarter ended March 31, 2014 versus the comparable 2013 quarter, primarily due to higher sales.
Selling, general and administrative expenses ("SG&A") decreased $11 million, or 3%, for the three months ended March 31, 2014 versus the comparable 2013 period. Currency effects reduced SG&A expense by $11 million and pension expense decreased $9 million due to a decrease in the amortization of net actuarial losses. Acquisitions increased SG&A by $9 million. Excluding these impacts, SG&A was flat versus the prior year period.
Depreciation and amortization expense increased $19 million, or 7%, for the three months ended March 31, 2014 versus the respective 2013 period. Depreciation and amortization increased $17 million in the quarter due to new project start-ups across all geographic segments. Acquisitions in North America and Europe increased depreciation and amortization expense $9 million in the quarter while currency effects reduced depreciation and amortization expense by $9 million.
Other income (expense) – net was a $9 million benefit for the quarter ended March 31, 2014. Other income was higher in 2013 primarily due to higher asset sales in South America.
Reported operating profit increased $75 million, or 12%, for the first quarter of 2014. As discussed above, the increase in operating profit was driven by higher pricing, volumes and acquisitions; partially offset by higher depreciation and amortization. A discussion of operating profit by segment is included in the segment discussion that follows.
Interest expense - net increased $6 million, or 15%, for the quarter ended March 31, 2014 versus the respective 2013 period. Interest expense increased $7 million due to higher overall debt levels, $10 million due to lower capitalized interest and $2 million due to lower amortization of interest rate swap gains. These increases were partially offset by lower interest rates, which reduced interest expense by $13 million.

The reported effective tax rate for the three months ended March 31, 2014 and 2013 was 28.0% and 29.3%, respectively. The adjusted effective tax rate for the three months ended March 31, 2013 was approximately 28.1%.
Income from equity investments for the quarter ended March 31, 2014 and 2013 were $9 million and $10 million, respectively. Praxair’s significant equity investments are in the United States, China, Italy, and the Middle East.
Noncontrolling interests decreased $1 million for the quarter ended March 31, 2014 versus the respective period in 2013. The decrease is primarily attributable to the purchase of the remaining noncontrolling interest in a U.S. packaged gas distributor in the first quarter 2014. Noncontrolling interests primarily relate to investments in Asia (primarily China and India), Europe (primarily Italy and Scandinavia), and North America (primarily within the U.S. packaged gas business).
Reported net income-Praxair, Inc. increased $57 million, or 15%, for the quarter ended March 31, 2014 versus the respective 2013 period. Adjusted net income-Praxair, Inc. increased $34 million, or 8% due primarily to higher operating profit partially offset by higher interest and income tax expenses.

Reported diluted earnings per share ("EPS") of $1.51 in the first quarter of 2014 increased $0.21 per diluted share, or 16% from $1.30 in the respective 2013 period. EPS increased $0.13 per diluted share, or 9% from adjusted diluted EPS of $1.38 in 2013. The increase in reported and adjusted EPS in both periods is attributable to higher net income - Praxair, Inc. during the quarter and the reduction in the number of diluted shares outstanding as a result of the company's net repurchases of common stock.

Other comprehensive loss at March 31, 2014 of $20 million includes negative currency adjustments of $32 million, a positive adjustment of $10 million related to the funded status of retirement obligations and a positive adjustment of $2 million related to derivative instruments. The negative currency adjustments reflect the impact of translating foreign subsidiary balance sheets to U.S. dollars using exchange rates as of March 31, 2014.

Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows.

	Quarter Ended March 31,
(Dollar amounts in millions)	2014	2013	Variance
SALES
North America	$1,580	$1,457	8%
Europe	397	370	7%
South America	488	531	(8)%
Asia	392	367	7%
Surface Technologies	169	163	4%
	$3,026	$2,888	5%
OPERATING PROFIT
North America	$378	$358	6%
Europe	79	62	27%
South America	113	114	(1)%
Asia	75	63	19%
Surface Technologies	30	26	15%
Segment operating profit	675	623	8%
Venezuela currency devaluation (Note 2)	—	(23)
Total operating profit	$675	$600	12%

North America

	Quarter Ended March 31,
	2014	2013	Variance
Sales	$1,580	$1,457	8%
Cost of sales, exclusive of depreciation and amortization	870	772
Gross margin	710	685
Operating expenses	183	194
Depreciation and amortization	149	133
Operating profit	$378	$358	6%
Margin %	23.9%	24.6%

	Quarter Ended March 31, 2014 vs. 2013
	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume	4%	2%
Price	1%	4%
Cost pass-through	2%	—%
Currency	(2)%	(3)%
Acquisitions/divestitures	3%	4%
Other	—%	(1)%
	8%	6%
The following tables provide sales by end-market and distribution method:

	Quarter Ended March 31,
	% of Sales		% Change
	2014	2013	Organic Sales
Sales by End Markets
Manufacturing	30%	31%	1%
Metals	12%	14%	—%
Energy	20%	17%	19%
Chemicals	11%	11%	11%
Electronics	3%	4%	(8)%
Healthcare	7%	7%	1%
Food & Beverage	8%	6%	1%
Aerospace	1%	1%	10%
Other	8%	9%	10%
	100%	100%

	Quarter Ended March 31,
	% of Sales
	2014	2013
Sales by Distribution Method
On- Site	32%	26%
Merchant	35%	36%
Packaged Gas	32%	36%
Other	1%	2%
	100%	100%
The North America segment includes Praxair's industrial gases operations in the United States, Canada and Mexico.
North America segment sales increased $123 million, or 8%, in the quarter as compared to the prior year and 10% ex-currency translation impacts. Underlying sales growth was 5%, driven primarily by higher sales to the energy end-market as on-site volumes increased from new project start-ups for hydrogen supply to refinery customers in the United States and higher pricing. Sales also grew to the chemicals and manufacturing end-markets. Acquisitions, primarily NuCO2, added 3% sales growth and contributed to higher sales to the food and beverage end-market. Higher cost pass-through, primarily higher natural gas prices passed through to hydrogen customers, increased sales by 2%. North American packaged gas sales grew from the prior year due to growth in the US business. The decrease in packaged gas sales as a percentage of total sales for the segment is due to strong growth in on-site sales due to new hydrogen project start-ups.
North America segment operating profit increased $20 million, or 6%, in the quarter as compared to the prior year and 9% ex-currency translation impacts. Higher pricing and acquisitions drove the increase in operating profit. Depreciation and amortization increased $16 million quarter over quarter primarily due to acquisitions and new project start-ups.
Europe

	Quarter Ended March 31,
	2014	2013	Variance %
Sales	$397	$370	7%
Cost of sales, exclusive of depreciation and amortization	218	213
Gross margin	179	157
Operating expenses	57	54
Depreciation and amortization	43	41
Operating profit	$79	$62	27%
Margin %	19.9%	16.8%

	Quarter Ended March 31, 2014 vs. 2013
	% Change	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume	1%	4%
Price	1%	8%
Cost pass-through	(2)%	—%
Currency	2%	3%
Acquisitions/divestitures	5%	6%
Other	—%	6%
	7%	27%
The following tables provide sales by end-market and distribution method:

	Quarter Ended March 31,
	% of Sales		% Change
	2014	2013	Organic Sales
Sales by End Markets
Manufacturing	23%	23%	5%
Metals	16%	17%	(5)%
Energy	6%	4%	(20)%
Chemicals	16%	16%	(3)%
Electronics	7%	8%	—%
Healthcare	11%	12%	(1)%
Food & Beverage	9%	9%	7%
Aerospace	1%	—%	62%
Other	11%	11%	9%
	100%	100%

	Quarter Ended March 31,
	% of Sales
	2014	2013
Sales by Distribution Method
On- Site	19%	20%
Merchant	35%	34%
Packaged Gas	43%	42%
Other	3%	4%
	100%	100%
Europe segment sales of $397 million increased $27 million, or 7%, from the prior-year quarter. Cost pass-through reduced sales in the quarter by 2% due to reduced energy costs, primarily in Germany and Spain. Excluding the effects of lower cost pass-through and the positive effects of currency translation, sales grew 7%, primarily from acquisitions and modestly higher pricing and volumes. Pricing increased, primarily in Germany, and volumes grew in Germany, Scandinavia and Russia.
Europe segment operating profit increased by $17 million, or 27%, quarter over quarter. Higher pricing and volumes increased operating profit by 12%. Acquisitions and currency translation contributed 6% and 3% growth, respectively. Operating profit also benefited from energy credits of $5 million in Italy.

South America

	Quarter Ended March 31,
	2014	2013	Variance
Sales	$488	$531	(8)%
Cost of sales, exclusive of depreciation and amortization	276	300
Gross margin	212	231
Operating expenses	56	69
Depreciation and amortization	43	48
Operating profit	$113	$114	(1)%
Margin %	23.2%	21.5%

	Quarter Ended March 31, 2014 vs. 2013
	% Change	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume	2%	3%
Price	5%	25%
Cost pass-through	—%	—%
Currency	(15)%	(17)%
Acquisitions/divestitures	—%	—%
Other	—%	(12)%
	(8)%	(1)%
The following tables provide sales by end-market and distribution method:

	Quarter Ended March 31,
	% of Sales		% Change Organic Sales
	2014	2013
Sales by End Markets
Manufacturing	21%	22%	1%
Metals	29%	29%	9%
Energy	2%	4%	5%
Chemicals	9%	6%	20%
Electronics	—%	—%	—%
Healthcare	16%	16%	7%
Food & Beverage	13%	12%	17%
Aerospace	—%	—%	—%
Other	10%	11%	(5)%
	100%	100%

	Quarter Ended March 31,
	% of Sales
	2014	2013
Sales by Distribution Method
On- Site	27%	25%
Merchant	42%	42%
Packaged Gas	28%	31%
Other	3%	2%
	100%	100%

South America segment sales in the first quarter decreased $43 million or 8% versus the prior-year quarter. Excluding unfavorable currency translation impacts, underlying sales grew 7% primarily from higher pricing. Volumes were higher to merchant, packaged gas and on-site customers. Sales growth came from most major end-markets including metals, manufacturing, chemicals, healthcare and food and beverage.
Segment operating profit decreased $1 million, or 1%, in the first quarter . Excluding negative currency effects, operating profit increased 16%, driven by higher volumes and higher pricing. The strong operating leverage was due primarily to higher pricing, and also volume growth, across the region. Operating profit also included a gain on an asset sale in Brazil. These increases were partially offset by inflationary costs escalation. Depreciation and amortization was comparable to the prior year as the start up of new on-site production facilities was more than offset by currency impacts.
Refer to the "Currency" section of this Management's Discussion and Analysis for a discussion of the currency environment in Venezuela.
Asia

	Quarter Ended March 31,
	2014	2013	Variance
Sales	$392	$367	7%
Cost of sales, exclusive of depreciation and amortization	251	246
Gross margin	141	121
Operating expenses	27	24
Depreciation and amortization	39	34
Operating profit	$75	$63	19%
Margin %	19.1%	17.2%

	Quarter Ended March 31, 2014 vs. 2013
	% Change	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume	9%	10%
Price	2%	12%
Cost pass-through	(2)%	—%
Currency	(2)%	(2)%
Acquisitions/divestitures	—%	—%
Other	—%	(1)%
	7%	19%

The following tables provide sales by end-market and distribution method:

	Quarter Ended March 31,
	% of Sales		% Change Organic Sales
	2014	2013
Sales by End Markets
Manufacturing	10%	11%	(6)%
Metals	27%	27%	11%
Energy	2%	—%	**
Chemicals	12%	13%	(2)%
Electronics	32%	35%	3%
Healthcare	1%	1%	22%
Food & Beverage	2%	3%	(9)%
Aerospace	—%	—%	—%
Other	14%	10%	51%
	100%	100%
 ** - not meaningful as base year is zero

	Quarter Ended March 31,
	% of Sales
	2014	2013
Sales by Distribution Method
On- Site	51%	46%
Merchant	28%	29%
Packaged Gas	12%	11%
Other	9%	14%
	100%	100%
Asia segment sales increased $25 million, or 7%, in the first quarter as compared to the prior year. Excluding negative currency impacts, primarily the devaluation of the Indian rupee partially offset by appreciation of the Chinese yuan, sales grew 9%. Strong volume growth of 9% was primarily driven by new project start-ups in China, India and Korea. Price contributed to a 2% increase in sales and was primarily due to higher helium and rare gas pricing. Cost pass-through related to the contractual pass through of precious metals and power costs decreased sales by 2%, with minimal impact on operating profit. By end-market, the strongest sales growth came from metals, energy and chemicals customers. Strong growth in on-site volumes due to new plant start-ups accounted for the increase in on-site sales as a percentage of total segment sales.
Asia segment operating profit increased $12 million, or 19% for the first quarter 2014 as compared to the prior year. The impacts of higher volumes and pricing were partially offset by the negative currency impacts and higher costs. Operating expenses were $3 million higher than the prior year quarter primarily due to inflationary increases in salary and other benefit costs. Depreciation and amortization expense increased $5 million as compared to the prior-year quarter primarily due to new plant start-ups.
Surface Technologies

	Quarter Ended March 31,
	2014	2013	Variance
Sales	$169	$163	4%
Cost of sales, exclusive of depreciation and amortization	111	107
Gross margin	58	56
Operating expenses	17	20
Depreciation and amortization	11	10
Operating profit	$30	$26	15%
Margin %	17.8%	16.0%

	Quarter Ended March 31, 2014 vs. 2013
	% Change	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume/Price	3%	2%
Cost pass-through	—%	—%
Currency	1%	1%
Acquisitions/divestitures	—%	—%
Other	—%	12%
	4%	15%
The following table provides sales by end-market:

	Quarter Ended March 31,
	% of Sales		% Change
	2014	2013	Organic Sales
Sales by End Markets
Manufacturing	13%	13%	(3)%
Metals	8%	8%	9%
Energy	27%	28%	(3)%
Chemicals	2%	2%	(10)%
Electronics	1%	1%	—%
Healthcare	—%	—%	—%
Food & Beverage	3%	3%	(1)%
Aerospace	33%	34%	1%
Other	13%	11%	14%
	100%	100%
Surface Technologies segment sales increased $6 million, or 4%, in the quarter versus the prior-year period. Underlying sales increased 3% from higher sales to aviation markets, partially offset by lower sales to energy markets. Currency increased sales by 1% primarily due to a stronger Euro and British pound partially offset by a weaker Japanese yen versus the U.S. dollar.
Surface Technologies segment operating profit increased $4 million, or 15%, for the three months ended March 31, 2014 versus the respective 2013 periods. Operating profit leverage came from higher volume, pricing and productivity gains which more than offset cost inflation.

Currency
The results of Praxair’s non-U.S. operations are translated to the company’s reporting currency, the U.S. dollar, from the functional currencies. For most foreign operations, Praxair uses the local currency as its functional currency. There is inherent variability and unpredictability in the relationship of these functional currencies to the U.S. dollar and such currency movements may materially impact Praxair’s results of operations in any given period.
To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2014 Consolidated Sales (a)	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		March 31,	December 31,
Currency		2014	2013	2014	2013
Brazilian real	13%	2.36	2.00	2.26	2.34
Euro	13%	0.73	0.76	0.73	0.73
Canadian dollar	8%	1.10	1.01	1.11	1.06
Mexican peso	6%	13.24	12.64	13.06	13.04
Chinese yuan	5%	6.10	6.26	6.22	6.05
Korean won	3%	1,070	1,085	1,065	1,050
Indian rupee	2%	61.79	54.17	59.89	61.80
Singapore dollar	1%	1.27	1.24	1.26	1.26
Argentine peso	1%	7.60	5.02	8.00	6.52
Colombian peso	<1%	2,005	1,792	1,969	1,927
Russian ruble	<1%	35.06	30.40	35.17	32.87
Taiwanese dollar	<1%	30.29	29.48	30.49	29.81
Thailand bhat	<1%	32.65	29.80	32.42	32.71
Venezuelan bolivar fuerte (b)	<1%	6.3	5.3	6.3	6.3

(a)	Certain Surface Technologies segment sales are included in European, Indian and Brazilian sales.

(b)
Effective March 24, 2014, the Venezuelan government introduced a new exchange control market-based mechanism (referred to as “SICAD 2”) which may allow companies to obtain U.S. dollars for any purpose, including dividend remittances. Through March 31, 2014, SICAD 2 market-based transactions were limited and it is not clear whether the Company will be able to exchange Venezuelan bolivar fuerte ("VEF") to U.S. dollars to pay its foreign denominated obligations and/or to make dividend and royalty remittances. Therefore, Praxair has continued to use the official 6.3 exchange rate for remeasurement purposes and will continue to monitor current developments. At March 31, 2014 the SICAD 2 rate was 50.86 VEF per U.S. dollar. In Venezuela, Praxair’s 2013 sales were approximately $80 million and at March 31, 2014 Praxair’s net asset position was approximately $120 million, including $ 40 million of VEF nominated cash. If the VEF devalued from the current official 6.3 rate, it would result in a charge to earnings in the period of devaluation. Based on its March 31, 2014 balance sheet, Praxair estimates that it would incur a pre-tax charge of approximately $12 million for every 10% devaluation of the VEF versus the U.S. dollar.

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Three Months Ended March 31,
	2014	2013
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income - Praxair, Inc. plus depreciation and amortization	$733	$657
Noncontrolling interests	14	15
Net income plus depreciation and amortization (including noncontrolling interests)	747	672
Adjustments to reconcile net income to net cash provided by operating activities:
Venezuela currency devaluation (a)	—	23
Deferred income taxes	23	1
Working capital	(248)	(183)
Pension contributions	(9)	(5)
Other - net	23	(36)
Net cash provided by operating activities	$536	$472
INVESTING ACTIVITIES
Capital expenditures	(393)	(466)
Acquisitions, net of cash acquired	(124)	(1,098)
Divestitures and asset sales	66	31
Net cash used for investing activities	$(451)	$(1,533)
FINANCING ACTIVITIES
Debt increases (reductions) - net	464	1,316
Issuances (purchases) of common stock - net	(237)	(117)
Cash dividends - Praxair, Inc. shareholders	(191)	(178)
Excess tax benefit on share-based compensation	20	14
Noncontrolling interest transactions and other	(140)	(5)
Net cash (used for) provided by financing activities	$(84)	$1,030

(a)	See Note 2 to the condensed consolidated financial statements.
Cash Flow from Operations
Cash provided by operations of $536 million for the three months ended March 31, 2014 increased $64 million, or 14%, versus 2013. The increase was primarily due to higher net income plus depreciation and amortization expense, and higher deferred taxes. These factors were partially offset by higher working capital requirements primarily due to the timing of payments for interest and taxes.
Praxair estimates that total 2014 contributions to its pension plans will be in the area of $25 million, of which $9 million have been made through March 31, 2014. At a minimum, Praxair contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the amount and timing of discretionary contributions from year to year.
Investing
Net cash used for investing of $451 million for the three months ended March 31, 2014 decreased $1,082 million versus 2013 primarily due to the acquisition of NuCO2 in 2013.
Capital expenditures for the three months ended March 31, 2014 were $393 million, a decrease of $73 million compared to the prior year. During the quarter approximately 40% and 20% of capital expenditures were in North America and Asia, respectively.

Acquisitions in the quarter of $124 million included the acquisition of Messer’s industrial gases business in Italy, several packaged gas businesses in North and South America, and an equity investment in the Middle East. (see Note 3 to the condensed consolidated financial statements).
For the three months ended March 31, 2014 Divestitures and asset sales was $66 million, primarily due to the sale of Praxair's industrial gas business in France.
Financing
Cash used for financing activities was $84 million for the three-month period. Net debt increased by $464 million primarily to fund acquisitions and net repurchases of common stock. Cash dividends increased $13 million due to an increase in dividends per share to $0.65 from $0.60. In 2014, noncontrolling interest transactions and other includes the purchase of the redeemable noncontrolling interests of Praxair Distribution Mid-Atlantic, LLC (see Note 14 to the condensed consolidated financial statements).
In March 2014, Praxair issued €600 million ($822 million) of 1.50% Euro-denominated notes due 2020, and repaid $300 million of 4.375% notes that became due.

Other Financial Data

Praxair's debt to capital ratio was 55.9% at March 31, 2014 versus 54.3% at December 31, 2013. This increase is attributable to higher debt levels, primarily to fund acquisitions and net purchases of common stock.

After-tax return on capital ("ROC") decreased to 12.6% for the four-quarter trailing period ended March 31, 2014 versus 13.3% for the 2013 period. This decrease reflects higher debt levels due primarily to acquisitions and net purchases of common stock.

Return on equity ("ROE") for the four-quarter trailing period ended March 31, 2014 remained strong at 28.7%.

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
The following are the non-GAAP measures presented in the MD&A:

	March 31,
(Dollar amounts in millions, except per share data)	2014	2013
Debt-to-capital	55.9%	54.3%	[1]
After-tax return on capital	12.6%	13.3%
Return on equity	28.7%	28.1%
Debt-to-adjusted EBITDA	2.3	2.1

	Quarter Ended March 31,
	2014	2013
2013 Adjusted amounts: [2]
Operating profit	$675	623
As a percent of sales	22.3%	21.6%
Effective tax rate	28.0%	28.1%
Net income - Praxair, Inc.	$448	414
Diluted earnings per share	$1.51	1.38

1	As of December 31, 2013.

2
The adjusted amounts for 2013 do not include the impact of the first quarter Venezuela currency devaluation of $23 million ($23 million net of tax). See Note 2 to the condensed consolidated financial statements.

Debt-to-Capital Ratio
The debt-to-capital ratio is a measure used by investors, financial analysts and management to provide a measure of financial leverage and insights into how the company is financing its operations.

	March 31, 2014	December 31, 2013
(Dollar amounts in millions)
Debt	$9,270	$8,811
Less: cash and cash equivalents	(144)	(138)
Net debt	9,126	8,673
Equity and redeemable noncontrolling interests
Redeemable noncontrolling interests	195	307
Praxair, Inc. shareholders’ equity	6,600	6,609
Noncontrolling interests	398	394
Total equity and redeemable noncontrolling interests	7,193	7,310
Capital	$16,319	$15,983
DEBT-TO-CAPITAL RATIO	55.9%	54.3%

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

	2014			2013
	Four Quarter Trailing	Three Months Ended	Nine Months Ended	Four Quarter Trailing	Three Months Ended	Nine Months Ended
		March 31, 2014	December 31, 2013		March 31, 2013	December 31, 2012
(Dollar amounts in millions)
Adjusted operating profit (see below)	$2,709	$675	$2,034	$2,498	$623	$1,875
Less: adjusted income taxes (see below)	(710)	(176)	(534)	(659)	(164)	(495)
Less: tax benefit on interest expense*	(46)	(13)	(33)	(40)	(11)	(29)
Add: equity income	37	9	28	37	10	27
Net operating profit after-tax (NOPAT)	$1,990	$495	$1,495	$1,836	$458	$1,378
Capital:
March 31st, 2014 & 2013	$16,319			$15,344
December 31st, 2013 & 2012	$15,983			$13,878
September 30th, 2013 & 2012	$15,757			$13,617
June 30th, 2013 & 2012	$15,548			$13,017
March 31st, 2013 & 2012	$15,344			$13,248
Five-quarter average	$15,790			$13,821
After-tax ROC	12.6%			13.3%

*	Tax benefit on interest expense is computed using the effective rate. The effective tax rate used was 28% for 2014 and 2013.

Return on Praxair, Inc. Shareholders’ Equity (ROE)
Return on Praxair, Inc. shareholders’ equity is a measure used by investors, financial analysts and management to evaluate operating performance from a Praxair shareholder perspective. ROE measures the net income attributable to Praxair, Inc. that the company was able to generate with the money shareholders have invested.

	2014			2013
	Four Quarter Trailing	Three Months Ended	Nine Months Ended	Four Quarter Trailing	Three Months Ended	Nine Months Ended
		March 31, 2014	December 31, 2013		March 31, 2013	December 31, 2012
(Dollar amounts in millions)
Adjusted Net income - Praxair, Inc. (see below)	$1,806	$448	$1,358	$1,676	$414	$1,262
Praxair, Inc. shareholders’ equity
March 31st, 2014 & 2013	$6,600			$6,169
December 31st, 2013 & 2012	$6,609			$6,064
September 30th, 2013 & 2012	$6,210			$6,015
June 30th, 2013 & 2012	$5,928			$5,615
March 31st, 2013 & 2012	$6,169			$5,940
Five-quarter average	$6,303			$5,961
ROE	28.7%			28.1%

Adjusted EBITDA and Debt-to-Adjusted EBITDA Ratio
These measures are used by investors, financial analysts and management to assess a company’s ability to meet its financial obligations.

	2014			2013
	Four Quarter Trailing	Three Months Ended	Nine Months Ended	Four Quarter Trailing	Three Months Ended	Nine Months Ended
		March 31, 2014	December 31, 2013		March 31, 2013	December 31, 2012
(Dollar amounts in millions)
Adjusted net income - Praxair, Inc. (see below)	$1,806	$448	$1,358	$1,676	$414	$1,262
Add: adjusted noncontrolling interest (see below)	64	14	50	56	15	41
Add: interest expense - net	166	46	120	144	40	104
Add: adjusted income taxes (see below)	710	176	534	659	164	495
Add: depreciation and amortization	1,128	285	843	1,015	266	749
Adjusted EBITDA	$3,874	$969	$2,905	$3,550	$899	$2,651
Net Debt:
March 31st, 2014 & 2013	$9,126			$8,563
December 31st, 2013 & 2012	$8,673			$7,205
September 30th, 2013 & 2012	$8,892			$7,028
June 30th, 2013 & 2012	$9,004			$6,891
March 31st, 2013 & 2012	$8,563			$6,749
Five-quarter average	$8,852			$7,287
DEBT-TO-ADJUSTED EBITDA RATIO	2.3			2.1

Adjusted Amounts
Adjusted amounts for the quarter ended March 31, 2013 exclude the impact of the Venezuela currency devaluation. Adjusted amounts for the nine months ended December 31, 2013 exclude the impact of the pension settlement charge, the bond redemption charge and income tax benefit. Adjusted amounts for the nine month period ended December 31, 2012 exclude the impact of the pension settlement charge, cost reduction program and income tax benefit. The company does not believe these items are indicative of on-going business trends and, accordingly, the impact is excluded from the reported amounts so that investors can better evaluate and analyze historical and future business trends on a consistent basis. For a description of these items, refer to Notes 2, 5 & 11 to the consolidated financial statements of Praxair’s 2013 Annual Report on Form 10-K.
Certain amounts for 2014 have been included for reference purposes and to facilitate the calculations contained herein.

	Quarter Ended March 31,		Nine Months Ended December 31, 2013
(Dollar amounts in millions, except per share data)	2014	2013	2013	2012
Adjusted Operating Profit
Reported operating profit	$675	$600	$2,025	$1,810
Add: Venezuela currency devaluation	—	23	—	—
Add: Pension settlement charge	—	—	9	9
Add: Cost reduction program	—	—	—	56
Total adjustments	—	23	9	65
Adjusted operating profit	$675	$623	$2,034	$1,875
Reported percent change	12%
Adjusted percent change	8%
Adjusted Interest Expense
Reported interest expense	$46	$40	$138	$104
Less: Bond redemption	—	—	(18)	—
Total adjustments	—	—	(18)	—
Adjusted interest expense	$46	$40	$120	$104
Adjusted Income Taxes and Effective Tax Rate
Reported income taxes	$176	$164	$485	$421
Add: Bond redemption	—	—	6	—
Add: Income tax benefit	—	—	40	55
Add: Pension settlement charge	—	—	3	3
Add: Venezuela currency devaluation	—	—	—	—
Add: Cost reduction program	—	—	—	16
Total adjustments	—	—	49	74
Adjusted income taxes	$176	$164	$534	$495

	Quarter Ended March 31,		Nine Months Ended December 31,
(Dollar amounts in millions, except per share data)	2014	2013	2013	2012
Adjusted Effective Tax Rate
Reported income before income taxes and equity investments	$629	$560	$1,887	$1,706
Add: Bond redemption	—	—	18	—
Add: Pension settlement charge	—	—	9	9
Add: Venezuela currency devaluation	—	23	—	—
Add: Cost reduction program	—	—	—	56
Total adjustments	—	23	27	65
Adjusted income before income taxes and equity investments	$629	$583	$1,914	$1,771
Adjusted effective tax rate	28.0%	28.1%	27.9%	28.0%
Adjusted Noncontrolling Interests
Reported noncontrolling interests	$14	$15	$66	$39
Less: Income tax benefit	—	—	(16)	—
Add: Cost reduction program	—	—	—	2
Total adjustments	—	—	(16)	2
Adjusted Noncontrolling Interests	$14	$15	$50	$41
Adjusted Net Income - Praxair, Inc.
Reported net income - Praxair, Inc.	$448	$391	$1,364	$1,273
Add: Bond redemption	—	—	12	—
Less: Income tax benefit	—	—	(24)	(55)
Add: Pension settlement charge	—	—	6	6
Add: Venezuela currency devaluation	—	23	—	—
Add: Cost reduction program	—	—	—	38
Total adjustments	—	23	(6)	(11)
Adjusted net income - Praxair, Inc.	$448	$414	$1,358	$1,262
Reported percent change	15%
Adjusted percent change	8%

Adjusted Diluted Earnings Per Share
Reported diluted earnings per share	$1.51	$1.30
Add: Bond redemption	—	—
Less: Income tax benefit	—	—
Add: Pension settlement charge	—	—
Add: Venezuela currency devaluation	—	0.08
Add: Cost reduction program	—	—
Total adjustments	—	0.08
Adjusted diluted earnings per share	$1.51	$1.38
Reported percent change	16%
Adjusted percent change	9%

Percentage Change in Full - Year 2014 Diluted EPS Guidance

	Low End	High End
2014 Diluted EPS guidance	$6.30	$6.50
2013 adjusted diluted EPS (see 2013 Annual Report on Form 10-K)	$5.93	$5.93
Percentage change from 2013 adjusted amounts	6%	10%
Contractual Obligations Update
In its 2013 Annual Report on Form 10-K on page 93, Praxair disclosed unconditional purchase obligations which included a multi-year contract for the purchase of silane. Since the contract was signed, the market for silane has not developed as expected and prices have decreased due to lower demand from photovoltaics markets, primarily in Asia. At March 31, 2014 the total purchase obligation for this contract is $153 million, and current selling prices and estimated future demand for silane are in excess of its contractual purchase obligations. The company is continuously monitoring market developments.
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
Refer to Item 7A. to Part II of Praxair’s 2013 Annual Report on Form 10-K for discussion.
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
Praxair has substantial international operations which are subject to risks including devaluations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest, possible nationalization and/or expropriation of assets, domestic and international tax laws and compliance with governmental regulations. These events could have an adverse effect on the international operations in the future by reducing the demand for its products, decreasing the prices at which it can sell its products, reducing the U.S. dollar value of revenue from international operations or otherwise having an adverse effect on its business. In particular, due to government actions related to business and currency regulations, there is considerable risk associated with operations in Venezuela (see Management’s Discussion and Analysis - Currency). At March 31, 2014, Praxair’s sales and net assets in Venezuela were less than 1% of Praxair’s consolidated amounts. Also, the Company is monitoring developments regarding the collectability of government receivables from healthcare sales to public hospitals in Spain and Italy where economic conditions have been challenging and uncertain. Historically, collection of such government receivables has extended well beyond the contractual terms of sale; however, payment has historically been received. At March 31, 2014 government receivables in Spain and Italy totaled $83 million ($82 million at December 31, 2013).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended March 31, 2014 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
January 2014	534	$129.18	534	$1,838
February 2014	893	$126.82	893	$1,725
March 2014	842	$131.49	842	$1,614
First Quarter 2014	2,269	$129.11	2,269	$1,614

(1)
On January 24, 2012, the company’s board of directors approved the repurchase of an additional $1.5 billion of its common stock (2012 program) which could take place from time to time on the open market (which could include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions. The 2012 program does not have any stated expiration date. As of March 31, 2014, the Company purchased $1,386 million of its common stock pursuant to the 2012 program, leaving an additional $114 million remaining authorized under the 2012 program.

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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

(a)	Exhibits

*	10.01	Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan effective April 22, 2014 is filed herewith.

10.02
Terms Agreement dated March 4, 2014 among the Company, Credit Suisse Securities (Europe) Limited, Deutsche Bank AG, London Branch and HSBC Bank plc, as representatives of the underwriters named therein for the issuance and sale of Euro 600,000,000 aggregate principal amount of 1.500% notes due March 11, 2020, was filed as Exhibit 1 to the Company's Current Report on Form 8-K dated March 5, 2014 and is incorporated herein by reference.

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

PRAXAIR, INC.

(Registrant)

Date: April 23, 2014	By: /s/ Elizabeth T. Hirsch

Elizabeth T. Hirsch
Vice President and Controller
(On behalf of the Registrant
and as Chief Accounting Officer)