Form 10-Q
period 2014-06-30
PRAXAIR INC
filed 2014-07-23
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At June 30, 2014, 292,031,736 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended June 30,
	2014	2013
SALES	$3,113	$3,014
Cost of sales, exclusive of depreciation and amortization	1,767	1,710
Selling, general and administrative	335	344
Depreciation and amortization	293	275
Research and development	24	24
Other income (expense) - net	3	4
OPERATING PROFIT	697	665
Interest expense - net	43	41
INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	654	624
Income taxes	183	174
INCOME BEFORE EQUITY INVESTMENTS	471	450
Income from equity investments	10	11
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	481	461
Less: noncontrolling interests	(14)	(16)
NET INCOME - PRAXAIR, INC.	$467	$445
PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share	$1.59	$1.50
Diluted earnings per share	$1.58	$1.49
Cash dividends per share	$0.65	$0.60
WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	292,945	295,668
Diluted shares outstanding	295,976	298,654
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
SALES	$6,139	$5,902
Cost of sales, exclusive of depreciation and amortization	3,493	3,348
Selling, general and administrative	661	681
Depreciation and amortization	578	541
Research and development	47	48
Venezuela currency devaluation	—	23
Other income (expense) - net	12	4
OPERATING PROFIT	1,372	1,265
Interest expense - net	89	81
INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	1,283	1,184
Income taxes	359	338
INCOME BEFORE EQUITY INVESTMENTS	924	846
Income from equity investments	19	21
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	943	867
Less: noncontrolling interests	(28)	(31)
NET INCOME - PRAXAIR, INC.	$915	$836
PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share	$3.12	$2.82
Diluted earnings per share	$3.08	$2.79
Cash dividends per share	$1.30	$1.20
WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	293,570	296,136
Diluted shares outstanding	296,679	299,290
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Quarter Ended June 30,
	2014	2013
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$481	$461

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	164	(413)
Income taxes	(6)	20
Translation adjustments	158	(393)
Funded status - retirement obligations (Note 11):
Retirement program remeasurements	(18)	(14)
Reclassifications to net income	14	23
Income taxes	1	(1)
Funded status - retirement obligations	(3)	8
Derivative instruments (Note 6):
Reclassifications to net income	—	(1)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	155	(386)

COMPREHENSIVE INCOME (INCLUDING NONCONTROLLING INTERESTS)	636	75
Less: noncontrolling interests	(13)	(10)
COMPREHENSIVE INCOME - PRAXAIR, INC.	$623	$65
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$943	$867

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	144	(431)
Reclassifications to net income	(3)	—
Income taxes	(15)	19
Translation adjustments	126	(412)
Funded status - retirement obligations (Note 11):
Retirement program remeasurements	(16)	(10)
Reclassifications to net income	27	45
Income taxes	(4)	(9)
Funded status - retirement obligations	7	26
Derivative instruments (Note 6):
Current period unrealized gain	3	—
Income taxes	(1)	—
Derivative instruments	2	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	135	(386)

COMPREHENSIVE INCOME (INCLUDING NONCONTROLLING INTERESTS)	1,078	481
Less: noncontrolling interests	(25)	(17)
COMPREHENSIVE INCOME - PRAXAIR, INC.	$1,053	$464
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$173	$138
Accounts receivable - net	2,075	1,892
Inventories	542	506
Prepaid and other current assets	369	380
TOTAL CURRENT ASSETS	3,159	2,916
Property, plant and equipment (less accumulated depreciation of $12,191 in 2014 and $11,753 in 2013)	12,552	12,278
Goodwill	3,270	3,194
Other intangible assets - net	619	596
Other long-term assets	1,325	1,271
TOTAL ASSETS	$20,925	$20,255
LIABILITIES AND EQUITY
Accounts payable	$914	$921
Short-term debt	595	782
Current portion of long-term debt	5	3
Other current liabilities	1,032	958
TOTAL CURRENT LIABILITIES	2,546	2,664
Long-term debt	8,565	8,026
Other long-term liabilities	2,314	2,255
TOTAL LIABILITIES	13,425	12,945
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 14)	194	307
Praxair, Inc. Shareholders’ Equity:
Common stock $0.01 par value, authorized - 800,000,000 shares, issued - 383,230,625 shares for both periods	4	4
Additional paid-in capital	3,961	3,970
Retained earnings	11,060	10,528
Accumulated other comprehensive income (loss)	(1,845)	(1,981)
Treasury stock, at cost (2014 - 91,198,889 shares and 2013 - 89,096,761 shares)	(6,269)	(5,912)
Total Praxair, Inc. Shareholders’ Equity	6,911	6,609
Noncontrolling interests	395	394
TOTAL EQUITY	7,306	7,003
TOTAL LIABILITIES AND EQUITY	$20,925	$20,255
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
OPERATIONS
Net income - Praxair, Inc.	$915	$836
Noncontrolling interests	28	31
Net income (including noncontrolling interests)	943	867
Adjustments to reconcile net income to net cash provided by operating activities:
Venezuela currency devaluation	—	23
Depreciation and amortization	578	541
Deferred income taxes	17	99
Share-based compensation	28	34
Working capital:
Accounts receivable	(169)	(164)
Inventory	(33)	(27)
Prepaid and other current assets	36	(164)
Payables and accruals	(32)	(6)
Pension contributions	(13)	(43)
Long-term assets, liabilities and other	28	(111)
Net cash provided by operating activities	1,383	1,049
INVESTING
Capital expenditures	(777)	(988)
Acquisitions, net of cash acquired	(170)	(1,269)
Divestitures and asset sales	71	38
Net cash used for investing activities	(876)	(2,219)
FINANCING
Short-term debt borrowings (repayments) - net	(186)	602
Long-term debt borrowings	858	2,088
Long-term debt repayments	(308)	(935)
Issuances of common stock	69	76
Purchases of common stock	(446)	(345)
Cash dividends - Praxair, Inc. shareholders	(381)	(355)
Excess tax benefit on share-based compensation	24	24
Noncontrolling interest transactions and other	(111)	(17)
Net cash (used for) provided by financing activities	(481)	1,138
Effect of exchange rate changes on cash and cash equivalents	9	(23)
Change in cash and cash equivalents	35	(55)
Cash and cash equivalents, beginning-of-period	138	157
Cash and cash equivalents, end-of-period	$173	$102
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

Accounting Standards to be Implemented

•
Reporting Discontinued Operations – In April 2014, the FASB issued updated guidance on the reporting and disclosures of discontinued operations. The new guidance requires that the disposal of a component of an entity be reported as discontinued operations only if the action represents a strategic shift that will have a major effect on an entity’s operations and financial results, and would require expanded disclosures. This guidance will be effective for Praxair beginning in the first quarter 2015, with early adoption optional.

•
Revenue Recognition – In May 2014, the FASB issued updated guidance on the reporting and disclosure of revenue recognition. The new guidance requires the evaluation of contracts with customers to determine the recognition of revenue when or as the entity satisfies a performance obligation, and would require expanded disclosures. This guidance will be effective for Praxair beginning in the first quarter 2017 and includes several transition options. Praxair is in the early stages of reviewing the new guidance and will provide updates on the expected impact to Praxair in future filings, as determined.

•
Accounting for Share-based Compensation - In June 2014, the FASB issued updated guidance on the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. Praxair does not expect this requirement to have a significant impact on the consolidated financial statements. This guidance will be effective for Praxair beginning in the first quarter 2016, with early adoption optional.

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

3. Acquisitions
2014 Acquisitions

During the six months ended June 30, 2014 Praxair had acquisitions totaling $170 million. These consisted primarily of an industrial gases business in Italy and packaged gases businesses in North and South America. These transactions resulted in goodwill and other intangible assets of $62 million and $46 million, respectively (see Note 9).

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
The acquisition of NuCO2 was accounted for as a business combination. Following the acquisition date, 100% of NuCO2's results were consolidated in the North America business segment. For the quarters ended March 31, 2014 and 2013, Praxair's consolidated income statement includes sales of $63 million and $20 million, respectively, related to NuCO2. Pro forma results for 2013 have not been included as the impact of the acquisition is not material to the consolidated statements of income.
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

These acquisitions were accounted for as business combinations; accordingly the results of operations of these acquisitions were consolidated from the respective acquisition dates, primarily in the Europe business segment and the impact was not significant. The aggregate purchase price for these acquisitions was $174 million and resulted in the recognition of $99 million of goodwill and $35 million relating to customer relationships, which will be amortized over their estimated useful life.

4. Supplemental Information
Inventories
The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	June 30, 2014	December 31, 2013
Inventories
Raw materials and supplies	$165	$167
Work in process	64	58
Finished goods	313	281
Total inventories	$542	$506

Long-term receivables
Long-term receivables are not material and are largely reserved. Such long-term receivables are included within other long-term assets in the condensed consolidated balance sheets and totaled $50 million and $36 million at June 30, 2014 and December 31, 2013, respectively. These amounts are net of reserves of $59 million and $51 million, respectively. The amounts in both periods relate primarily to government receivables in Brazil and other long-term notes receivable from customers. Collectability is reviewed regularly and uncollectible amounts are written-off as appropriate. The account balance changes during 2014 were primarily the result of additional receivables, net of reserves.

5. Debt
The following is a summary of Praxair’s outstanding debt at June 30, 2014 and December 31, 2013:

(Millions of dollars)	June 30, 2014	December 31, 2013
SHORT-TERM
Commercial paper and U.S. bank borrowings	$515	$712
Other bank borrowings (primarily international)	80	70
Total short-term debt	595	782
LONG-TERM
U.S. borrowings (U.S. dollar denominated unless otherwise noted)
4.375% Notes due 2014 (e)	—	300
4.625% Notes due 2015 (d)	500	500
3.25% Notes due 2015 (a, b)	413	418
0.75% Notes due 2016	400	400
5.375% Notes due 2016	400	400
5.20% Notes due 2017	325	325
1.05% Notes due 2017	400	400
1.20% Notes due 2018	500	500
1.25% Notes due 2018 (a, b)	482	478
4.50% Notes due 2019 (a)	598	598
1.90% Notes due 2019	500	500
1.50% Euro-denominated notes due 2020 (a, c)	818	—
4.05% Notes due 2021 (a)	498	498
3.00% Notes due 2021 (a)	497	497
2.45% Notes due 2022 (a)	598	598
2.20% Notes due 2022 (a)	499	499
2.70% Notes due 2023 (a)	498	498
3.55% Notes due 2042 (a)	466	466
Other	5	5
International bank borrowings (d)	164	140
Obligations under capital leases	9	9
	8,570	8,029
Less: current portion of long-term debt	(5)	(3)
Total long-term debt	8,565	8,026
Total debt	$9,165	$8,811

(a)	Amounts are net of unamortized discounts.

(b)	June 30, 2014 and December 31, 2013 include a $20 million and $22 million fair value increase, respectively, related to hedge accounting. See Note 6 for additional information.

(c)
For the six months ended June 30, 2014, Praxair issued €600 million 1.50% Euro-denominated notes due 2020. This debt issuance has been designated as a hedge of the net investment position in European operations where the Euro is the functional currency (see Note 6). The proceeds of this debt issuance were used for general corporate purposes, including acquisitions, repayment of debt and share repurchases under the company's share repurchase program.

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
The following table is a summary of the notional amount and fair value of derivatives outstanding at June 30, 2014 and December 31, 2013 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets		Liabilities
(Millions of dollars)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$2,234	$2,197	$14	$4	$5	$14
Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted purchases (a)	$—	$5	$—	$—	$—	$—
Interest rate contracts:
Interest rate swaps (b)	875	875	20	22	—	—
Total	$875	$880	$20	$22	$—	$—
Total Derivatives	$3,109	$3,077	$34	$26	$5	$14

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.

(b)	Assets are recorded in other long term assets.
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
Net Investment Hedge

Praxair has designated the €600 million ($818 million as of June 30, 2014) 1.50% Euro-denominated notes due 2020, as a hedge of the net investment position in its European operations. This Euro-denominated debt instrument reduces the company's exposure to changes in the currency exchange rate on investments in foreign subsidiaries with Euro functional currencies. Since the time the Euro-denominated notes were issued in March 2014, exchange rate movements have reduced long-term debt by $5 million ($3 million after tax) and $10 million ($7 million after tax) for the quarter and six months ended June 30, 2014, respectively, with the offsetting gain shown within the cumulative translation component of AOCI in the condensed consolidated balance sheets and the condensed consolidated statements of comprehensive income.
Interest Rate Contracts
Outstanding Interest Rate Swaps
At June 30, 2014, Praxair had $875 million notional amount of interest-rate swap agreements outstanding related to the $400 million 3.25% fixed-rate notes that mature in 2015 and to the $475 million 1.25% notes that mature 2018, which effectively convert fixed-rate interest to variable-rate interest. These swap agreements were designated as fair value hedges with the resulting fair value adjustments recognized in earnings along with an equally offsetting charge / benefit to earnings for the changes in the fair value of the underlying debt instrument. At June 30, 2014, $20 million was recognized as an increase in the fair value of these notes ($22 million at December 31, 2013).
Terminated Interest Rate Swap
During 2010, Praxair entered into a $500 million notional amount of interest-rate swap agreement that effectively converted fixed-rate interest to variable-rate interest on the $500 million 2.125% notes that matured in 2013. This swap agreement was terminated in 2011, and Praxair received a $18 million cash payment. This $18 million gain was recognized in earnings as a reduction to interest expense over the remaining term of the underlying debt. During the quarter and six months ended June 30, 2013, $2 million and $4 million was recognized as a reduction to interest expense, respectively.
Terminated Treasury Rate Locks
The following table summarizes the unrecognized gains (losses) related to terminated treasury rate lock contracts:

	Year Terminated	Original Gain / (Loss)	Unrecognized Gain / (Loss) (a)
(Millions of dollars)			June 30, 2014	December 31, 2013
Treasury Rate Locks
Underlying debt instrument:
$500 million 2.20% fixed-rate notes that mature in 2022 (b)	2012	$(2)	$(2)	$(2)
$500 million 3.00% fixed-rate notes that mature in 2021 (b)	2011	(11)	(9)	(9)
$600 million 4.50% fixed-rate notes that mature in 2019 (b)	2009	16	10	10
$500 million 4.625% fixed-rate notes that mature in 2015 (b)	2008	(7)	(1)	(1)
Total - pre-tax			$(2)	$(2)
Less: income taxes			1	1
After- tax amounts			$(1)	$(1)

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

The following tables summarize the impacts of the company’s derivatives on the consolidated statements of income and AOCI:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2014	2013	2014	2013
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$24	$(40)	$29	$(6)
Other balance sheet items	1	(3)	4	(10)
Total	$25	$(43)	$33	$(16)
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

	Quarter Ended
	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Income
(Millions of dollars)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Derivatives Designated as Hedging Instruments *
Interest rate contracts:
Treasury rate lock contracts	—	—	—	(1)

	Six Months Ended
	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Income
(Millions of dollars)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Derivatives Designated as Hedging Instruments *
Net investment hedge:
Foreign currency forward	$(6)	$—	$—	$—
Less: income taxes	2	—	—	—
Total - Net of Taxes	$(4)	$—	$—	$—
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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Assets
Derivatives	—	—	$34	$26	—	—
Liabilities
Derivatives	—	—	$5	$14	—	—
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
The fair values of cash and cash equivalents, short-term debt, accounts receivable-net, and accounts payable approximate carrying amounts because of the short maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for similar issues, which is deemed a level 2 measurement. At June 30, 2014, the estimated fair value of Praxair’s long-term debt portfolio was $8,687 million versus a carrying value of $8,570 million. At December 31, 2013, the estimated fair value of Praxair’s long-term debt portfolio was $7,976 million versus a carrying value of $8,029 million. Differences from carrying amounts are attributable to interest-rate changes subsequent to when the debt was issued.

8. Earnings Per Share – Praxair, Inc. Shareholders
Basic earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator (Millions of dollars)
Net income - Praxair, Inc.	$467	$445	$915	$836
Denominator (Thousands of shares)
Weighted average shares outstanding	292,434	295,143	293,063	295,609
Shares earned and issuable under compensation plans	511	525	507	527
Weighted average shares used in basic earnings per share	292,945	295,668	293,570	296,136
Effect of dilutive securities
Stock options and awards	3,031	2,986	3,109	3,154
Weighted average shares used in diluted earnings per share	295,976	298,654	296,679	299,290
Basic Earnings Per Share	$1.59	$1.50	$3.12	$2.82
Diluted Earnings Per Share	$1.58	$1.49	$3.08	$2.79
There were no antidilutive stock options for the quarter and six months ended June 30, 2014. Stock options of 780 were antidilutive and therefore excluded in the computation of diluted earnings per share for the quarter and six months ended June 30, 2013.

9. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2014 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2013	$2,117	$166	$743	$24	$144	$3,194
Acquisitions (Note 3)	41	4	17	—	—	62
Purchase adjustments & other	—	—	(5)	—	5	—
Foreign currency translation	—	14	(1)	—	1	14
Balance, June 30, 2014	$2,158	$184	$754	$24	$150	$3,270
Praxair has performed its goodwill impairment tests annually during the second quarter of each year, and historically has determined that the fair value of each of its reporting units was substantially in excess of its carrying value. For the 2014 test completed this quarter, Praxair applied the FASB's updated accounting guidance (refer to Note 1 to the consolidated financial statements of Praxair's 2013 Annual Report on Form 10-K) which allows the Company to first assess qualitative factors to determine the extent of additional quantitative analysis, if any, that may be required to test goodwill for impairment. Based on the qualitative assessments performed, Praxair concluded that it was more likely than not that the fair value of each reporting unit substantially exceeded its carrying value and therefore, further quantitative analysis was not required. As a result, no impairment was recorded.
Changes in the carrying amounts of other intangibles for the six months ended June 30, 2014 were as follows:

(Millions of dollars)	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2013	$661	$31	$43	$735
Additions (Note 3)	39	7	—	46
Foreign currency translation	(1)	—	—	(1)
Other *	—	(3)	4	1
Balance, June 30, 2014	$699	$35	$47	$781
Less: Accumulated amortization
Balance, December 31, 2013	$(118)	$(16)	$(5)	$(139)
Amortization expense	(18)	(3)	(2)	(23)
Foreign currency translation	—	—	—	—
Other *	1	3	(4)	—
Balance, June 30, 2014	$(135)	$(16)	$(11)	$(162)
Net balance at June 30, 2014	$564	$19	$36	$619
* Other primarily relates to the write-off of fully amortized assets and purchase accounting adjustments.
There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 19 years.
Total estimated annual amortization expense is as follows:

(Millions of dollars)
Remaining 2014	$27
2015	47
2016	46
2017	37
2018	33
Thereafter	429
$619

10. Share-Based Compensation
Share-based compensation of $13 million ($9 million after-tax) and $17 million ($12 million after-tax) was recognized during the quarters ended June 30, 2014 and 2013, respectively. Share-based compensation of $28 million ($19 million after-tax) and $34 million ($23 million after-tax) was recognized for the six months ended June 30, 2014 and 2013, respectively. The expense was recorded primarily in selling, general and administrative expenses. There was no share-based compensation cost that was capitalized. For further details regarding Praxair’s share-based compensation arrangements and prior-year grants, refer to Note 15 to the consolidated financial statements of Praxair’s 2013 Annual Report on Form 10-K.
Stock Options
The weighted-average fair value of options granted during the six months ended June 30, 2014 was $14.62 ($16.31 in 2013) based on the Black-Scholes Options-Pricing model. The decrease in grant date fair value year-over-year is primarily attributable to the decrease in volatility which was partially offset by increases in Praxair's stock price and risk-free interest rate.

The following weighted-average assumptions were used to value the grants in 2014 and 2013 :

	Six Months Ended June 30,
	2014	2013
Dividend yield	2.0%	2.2%
Volatility	15.2%	21.7%
Risk-free interest rate	1.57%	0.76%
Expected term years	5	5
The following table summarizes option activity under the plans as of June 30, 2014 and changes during the six-month period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2014	11,161	$81.42
Granted	1,293	128.80
Exercised	(953)	63.65
Cancelled or Expired	(38)	94.29
Outstanding at June 30, 2014	11,463	88.20	5.7	$512
Exercisable at June 30, 2014	8,827	$78.92	4.7	$476
The aggregate intrinsic value represents the difference between the company’s closing stock price of $132.84 as of June 30, 2014 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during the quarter and six months ended June 30, 2014 was $15 million and $64 million, respectively ($39 million and $68 million during the same time periods in 2013, respectively).
Cash received from option exercises under all share-based payment arrangements for the quarter and six months ended June 30, 2014 was $16 million and $61 million ($38 million and $67 million for the same time period in 2013). The cash tax benefit realized from share-based compensation totaled $5 million and $39 million for the quarter and six months ended June 30, 2014, of which $24 million in excess tax benefits was classified as financing cash flows for the six months ended June 30, 2014 ($9 million and $35 million cash tax benefit for the same periods in 2013 of which $24 million represented excess tax benefit for the six months ended June 30, 2013).
As of June 30, 2014, $29 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.1 years.
Performance-Based and Restricted Stock Awards
During the six months ended June 30, 2014, the company granted performance-based stock units to employees which vest principally based on the third anniversary of their grant date. The actual number of shares issued in settlement of a vested award can range from zero to 200 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three-year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s common stock on the date of the grant and the estimated performance that will be achieved. Compensation expense will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved.
During the six months ended June 30, 2014, the company also granted restricted stock units to employees. The majority of the restricted stock units vest at the end of a three-year service period. Compensation expense related to the restricted stock units is recognized on a straight-line basis over the vesting period.
The weighted-average fair value of performance-based stock and restricted stock units granted during the six months ended June 30, 2014 was $121.16 and $122.73, respectively, ($103.46 and $105.51 for the same period in 2013). This is based on the closing market price of Praxair’s common stock on the grant date adjusted for dividends that will not be paid during the vesting period.
The following table summarizes non-vested performance-based and restricted stock award activity as of June 30, 2014 and changes during the six months then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2014	867	$99.55	337	$100.41
Granted (a)	328	121.16	90	122.73
Vested	(338)	92.06	(104)	95.61
Cancelled	(9)	107.52	(11)	101.23
Non-vested at June 30, 2014	848	$109.14	312	$108.38

(a)	Performance-based stock unit grants during 2014 include 49 thousand shares relating to the actual payout of the 2011 PSU grants in 2014.
As of June 30, 2014, based on current estimates of future performance, $59 million of unrecognized compensation cost related to performance-based awards is expected to be recognized through the first quarter of 2017 and $19 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized primarily through the first quarter of 2017.
11. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarters ended June 30, 2014 and 2013 are shown below:

	Quarter Ended June 30,				Six Months Ended June 30,
	Pensions		OPEB		Pensions		OPEB
(Millions of dollars)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$13	$15	$1	$1	$26	$28	$2	$2
Interest cost	31	29	3	3	62	58	6	6
Expected return on plan assets	(40)	(38)	—	—	(80)	(76)	—	—
Net amortization and deferral	16	24	(2)	(1)	31	47	(4)	(2)
Net periodic benefit cost	$20	$30	$2	$3	$39	$57	$4	$6
Praxair estimates that 2014 contributions to its pension plans will be in the area of $20 million, of which $13 million have been made through June 30, 2014.
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

Significant matters are:

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

•
At June 30, 2014 the most significant non-income and income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters associated with procedural issues and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $200 million. Praxair has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

•
On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines on all five companies. Originally, CADE imposed a civil fine of R$2.2 billion Brazilian reais (US$999 million) against White Martins, the Brazil-based subsidiary of Praxair, Inc. In response to a motion for clarification, the fine was reduced to R$1.7 billion Brazilian reais (US$772 million) due to a calculation error made by CADE. The amount of the fine is subject to indexation using SELIC. On September 2, 2010, Praxair issued a press release and filed a report on Form 8-K rejecting all claims and stating that the fine represents a gross and arbitrary disregard of Brazilian law.

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

13. Segments
Sales and operating profit by segment for the quarters and six months ended June 30, 2014 and 2013 are shown below. For a description of Praxair’s operating segments, refer to Note 18 to the consolidated financial statements of Praxair’s 2013 Annual Report on Form 10-K.

	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2014	2013	2014	2013
SALES(a)
North America	$1,628	$1,552	$3,208	$3,009
Europe	408	382	805	752
South America	509	536	997	1,067
Asia	394	379	786	746
Surface Technologies	174	165	343	328
Total sales	$3,113	$3,014	$6,139	$5,902

	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2014	2013	2014	2013
OPERATING PROFIT
North America	$398	$381	$776	$739
Europe	78	69	157	131
South America	113	123	226	237
Asia	76	61	151	124
Surface Technologies	32	31	62	57
Segment operating profit	697	665	1,372	1,288
Venezuela currency devaluation (Note 2)	—	—	—	(23)
Total operating profit	$697	$665	$1,372	$1,265

(a)	Intersegment sales, primarily from North America to other segments, were not significant for the quarters and six months ended June 30, 2014 and 2013.

14. Equity and Redeemable Noncontrolling Interests
Equity
A summary of the changes in total equity for the quarters ended June 30, 2014 and 2013 is provided below:

	Quarter Ended June 30,
(Millions of dollars)	2014			2013
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$6,600	$398	$6,998	$6,169	$357	$6,526
Net income (a)	467	10	477	445	9	454
Other comprehensive income (loss)	153	2	155	(386)	—	(386)
Noncontrolling interests:
Additions (reductions) (b)	—	3	3	—	—	—
Dividends and other capital changes	—	(18)	(18)	—	(9)	(9)
Redemption value adjustments	—	—	—	(8)	—	(8)
Dividends to Praxair, Inc. common stock holders ($0.65 per share in 2014 and $0.60 per share in 2013)	(190)	—	(190)	(177)	—	(177)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	2	—	2	1	—	1
For employee savings and incentive plans	19	—	19	43	—	43
Purchases of common stock	(157)	—	(157)	(187)	—	(187)
Tax benefit from share-based compensation	4	—	4	11	—	11
Share-based compensation	13	—	13	17	—	17
Balance, end of period	$6,911	$395	$7,306	$5,928	$357	$6,285

	Six Months Ended June 30,
(Millions of dollars)	2014			2013
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$6,609	$394	$7,003	$6,064	$357	$6,421
Net income (a)	915	20	935	836	19	855
Other comprehensive loss	136	(1)	135	(383)	(3)	(386)
Noncontrolling interests:
Additions (reductions) (b)	(24)	3	(21)	—	—	—
Dividends and other capital changes	—	(21)	(21)	—	(16)	(16)
Redemption value adjustments	(1)	—	(1)	(13)	—	(13)
Dividends to Praxair, Inc. common stock holders ($1.30 per share in 2014 and $1.20 per share in 2013)	(381)	—	(381)	(355)	—	(355)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	3	—	3	3	—	3
For employee savings and incentive plans	52	—	52	60	—	60
Purchases of common stock	(450)	—	(450)	(343)	—	(343)
Tax benefit from share-based compensation	24	—	24	25	—	25
Share-based compensation	28	—	28	34	—	34
Balance, end of period	$6,911	$395	$7,306	$5,928	$357	$6,285

(a)
Net income for noncontrolling interests excludes Net income related to redeemable noncontrolling interests of $4 million and $8 million for the quarter and six months ended June 30, 2014 ($7 million and $12 million for the same time periods in 2013, respectively), which is not part of total equity (see redeemable noncontrolling interests section below).

(b)
Praxair increased its ownership in certain consolidated subsidiaries. The difference between the purchase price and the related noncontrolling interests was recorded as a decrease in Praxair's additional paid-in-capital.

The components of AOCI are as follows:

	June 30,	December 31,
(Millions of dollars)	2014	2013
Cumulative translation adjustment - net of taxes
North America	$(310)	$(315)
South America	(1,060)	(1,179)
Europe	(77)	(63)
Asia	34	21
Surface Technologies	32	28
	(1,381)	(1,508)
Derivatives - net of taxes	(2)	(4)
Pension / OPEB funded status obligation - net of taxes	(462)	(469)
	$(1,845)	$(1,981)

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
The following is a summary of the changes in redeemable noncontrolling interests for the six months ended June 30, 2014 and 2013:

(Millions of dollars)	2014	2013
Balance, January 1,	$307	$252
Net income	8	12
Distributions to noncontrolling interest	(8)	(7)
Redemption value adjustments/accretion	1	13
Foreign currency translation and other	(2)	(11)
Purchase of noncontrolling interest *	(112)	—
Balance, June 30,	$194	$259

* In January 2014, Praxair acquired the redeemable noncontrolling interests related to Praxair Distribution Mid-Atlantic, LLC. The cash payment is shown in the financing section of the condensed consolidated statements of cash flows under the caption "Noncontrolling interest transactions and other".

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results

Praxair's sales in the second quarter were 3% above the prior year. Excluding negative currency translation effects which reduced overall sales by 2%, sales grew 5% due to volume growth, higher overall pricing and acquisitions. Volume growth of 3% was primarily driven by new project start-ups in North America and Asia. Acquisitions in North America and Europe contributed 1% growth. Operating profit was 5% above the prior year, and grew 7% ex-currency effects. Operating profit growth was driven by higher pricing, primarily in North America and South America. Net income and earnings per share grew 5% and 6%, respectively, versus 2013 results. Diluted earnings per share ("EPS") grew faster than net income due to a lower number of shares outstanding. Cash flow from operations was strong at $847 million, which was 27% of sales in the quarter.

Sales grew 4% in the six months ended June 30, 2014. Excluding negative currency translation effects which reduced overall sales by 3%, sales grew 7% due to volume growth, higher overall pricing and acquisitions. Underlying sales increased 5% driven by higher pricing and volume growth in North America and Asia. Acquisitions contributed 1% to sales growth. Reported operating profit of $1,372 million grew 8% from the prior-year, and 7% when compared to the adjusted 2013 results. Operating profit grew primarily from higher pricing and productivity gains, which contributed to a 3% reduction in selling, general and administrative expenses. Net income and earnings per share grew 9% and 10%, respectively, versus 2013 results. EPS grew faster than net income due to a lower number of shares outstanding. When compared to the 2013 adjusted results, net income and EPS grew 7%.
Outlook
Diluted earnings per share for the third quarter of 2014 are expected to be in the range of $1.58 to $1.65.
Diluted earnings per share for the full year of 2014 are expected to be in the range of $6.30 to $6.45.
For the full year of 2014, Praxair expects sales in the area of $12.4 to $12.7 billion. Full-year capital expenditures are expected to be about $1.8 billion.

The company’s core business is to build, own, and operate industrial gas plants in order to supply atmospheric and process gases to customers. As such, Praxair believes that its backlog is one indicator of future sales growth. At June 30, 2014, Praxair’s backlog of 28 large projects under construction was $1.9 billion. This represents the total estimated capital cost of large plants under construction. About a third of this project backlog is in North America and approximately a third is in Asia, which includes projects in China, India and Korea. The rest is in Europe and South America. The projects will serve customers in the energy, chemical, manufacturing, electronics and metals markets.
Praxair provides quarterly updates on operating results, material trends that may affect financial performance, and financial earnings guidance via quarterly earnings releases and investor teleconferences. These updates are available on the company’s website, www.praxair.com, but are not incorporated herein.

The following table provides summary data for the quarters and six months ended June 30, 2014 and 2013:

	Quarter Ended June 30,			Six Months Ended June 30,
(Dollar amounts in millions, except per share data)	2014	2013	Variance	2014	2013	Variance
Reported Amounts
Sales	$3,113	$3,014	3%	$6,139	$5,902	4%
Cost of sales, exclusive of depreciation and amortization	$1,767	$1,710	3%	$3,493	$3,348	4%
Gross margin (a)	$1,346	$1,304	3%	$2,646	$2,554	4%
As a percent of sales	43.2%	43.3%		43.1%	43.3%
Selling, general and administrative	$335	$344	(3)%	$661	$681	(3)%
As a percent of sales	10.8%	11.4%		10.8%	11.5%
Depreciation and amortization	$293	$275	7%	$578	$541	7%
Venezuela currency devaluation (b)	$—	$—		$—	$23
Other income (expense) - net	$3	$4		$12	$4
Operating profit	$697	$665	5%	$1,372	$1,265	8%
As a percent of sales	22.4%	22.1%		22.3%	21.4%
Interest expense - net	$43	$41	5%	$89	$81	10%
Effective tax rate	28.0%	27.9%		28.0%	28.5%
Income from equity investments	$10	$11	(9)%	$19	$21	(10)%
Noncontrolling interests	$(14)	$(16)	(13)%	$(28)	$(31)	(10)%
Net income - Praxair, Inc.	$467	$445	5%	$915	$836	9%
Diluted earnings per share	$1.58	$1.49	6%	$3.08	$2.79	10%
Diluted shares outstanding	295,976	298,654	(1)%	296,679	299,290	(1)%
2013 Adjusted Amounts (c)
Operating profit	$697	$665	5%	$1,372	$1,288	7%
As a percent of sales	22.4%	22.1%		22.3%	21.8%
Effective tax rate	28.0%	27.9%		28.0%	28.0%
Net income - Praxair, Inc.	$467	$445	5%	$915	$859	7%
Diluted earnings per share	$1.58	$1.49	6%	$3.08	$2.87	7%

(a)	Gross margin excludes depreciation and amortization expense.

(b)	See Note 2 to the consolidated financial statements.

(c)
Adjusted amounts are non-GAAP measures which exclude the impact of the Venezuela currency devaluation in the first quarter 2013 (see Note 2 to the condensed consolidated financial statements). A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A.

Results of Operations
The changes in consolidated sales and operating profit compared to the prior year is attributable to the following:

	Quarter Ended June 30, 2014 vs. 2013		Six Months Ended June 30, 2014 vs. 2013
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	3%	—%	3%	1%
Price	1%	7%	2%	8%
Cost pass-through	—%	—%	1%	—%
Currency	(2)%	(2)%	(3)%	(3)%
Acquisitions/divestitures	1%	1%	1%	2%
Other	—%	(1)%	—%	—%
Reported	3%	5%	4%	8%
Venezuela currency devaluation	—%	—%	—%	(1)%
Adjusted	3%	5%	4%	7%
The following tables provide sales by end-market and distribution method:

	Quarter Ended June 30,			Six Months Ended June 30,
	% of Sales		% Change	% of Sales		% Change
	2014	2013	Organic Sales*	2014	2013	Organic Sales*
Sales by End Markets
Manufacturing	24%	24%	2%	24%	25%	1%
Metals	17%	17%	5%	17%	18%	5%
Energy	14%	12%	17%	14%	11%	17%
Chemicals	10%	11%	(3)%	10%	11%	2%
Electronics	7%	8%	(1)%	7%	8%	(1)%
Healthcare	8%	8%	2%	8%	8%	3%
Food & Beverage	8%	8%	8%	8%	7%	7%
Aerospace	3%	3%	(2)%	3%	3%	1%
Other	9%	9%	3%	9%	9%	7%
	100%	100%		100%	100%
 *    Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2014	2013	2014	2013
Sales by Distribution Method**
On- Site	29%	26%	29%	26%
Merchant	34%	35%	34%	34%
Packaged Gas	29%	30%	29%	30%
Other	8%	9%	8%	10%
	100%	100%	100%	100%
** Prior years' amounts have been reclassified to conform to current year's presentation.

Sales grew $99 million, or 3%, in the second quarter ended June 30, 2014 versus the respective 2013 period. Underlying sales grew 4% from higher pricing and volume growth driven by higher on-site volumes from new project start-ups primarily in North America and Asia. Sales growth was strongest to the energy end market as compared to the prior-year quarter, driven by plant start-ups to supply US refineries. For the six-month period sales grew $237 million, or 4%. Underlying sales grew 5%

from higher pricing, and volume growth primarily in North America and Asia. Acquisitions, including NuCO2 and Dominion Technology Gases, contributed 1% to sales growth in both the quarter and six-month periods.

Gross margin increased $42 million, or 3%, versus the comparable 2013 quarter and increased $92 million, or 4%, for the six months ended June 30, 2014 versus the respective 2013 periods primarily due to higher sales.

Selling, general and administrative expenses ("SGA") decreased $9 million, or 3%, in the quarter and decreased $20 million, or 3%, for the six months ended June 30, 2014 versus the respective 2013 periods. The decrease in the second quarter was primarily due to currency effects which reduced SGA by $6 million, cost reductions which decreased SGA by $8 million, which was partially offset by an increase of $3 million due to acquisitions and an increase of $2 million due to new project start-ups. The decrease for the six months ended June 30, 2014 was primarily due to currency effects which reduced SGA by $17 million, cost reductions which decreased SGA by $15 million and an increase of $12 million due to acquisitions. SGA as a percent of sales was relatively flat as compared to the prior year in both the quarter and six-month periods.

Depreciation and amortization expense increased $18 million, or 7%, for the second quarter and increased $37 million, or 7%, for the six months ended June 30, 2014 versus the respective 2013 periods. The increase in the second quarter was primarily due to new project start-ups which increased depreciation and amortization by $17 million, currency effects which reduced depreciation and amortization by $4 million and acquisitions which increased depreciation and amortization expense by $2 million. The remaining $3 million increase in the second quarter related to other items none of which were significant. The increase for the six months ended June 30, 2014 was primarily due to new project start-ups which increased depreciation and amortization by $35 million, currency effects which reduced depreciation and amortization by $13 million and acquisitions which increased depreciation and amortization expense by $11 million. The remaining $4 million increase for the six month period related to other items none of which were significant.

Other income (expense) – net was a $3 million benefit in the second quarter, compared to $4 million in the prior-year quarter. For the year-to-date period, other income was a $12 million benefit, compared to a $4 million benefit in the prior-year. Other income was higher for the year-to-date period primarily due to higher asset sales in South America.

Operating profit increased $32 million, or 5%, for the second quarter of 2014 versus the respective 2013 period. The increase in operating profit was driven by higher pricing and a decrease in selling, general and administrative expenses; partially offset by higher depreciation and amortization. Operating profit increased $107 million, or 8%, for the six months ended June 30, 2014 versus the respective 2013 period from higher pricing, acquisitions and productivity gains. Adjusted operating profit increased $84 million, or 7%, for the six months ended June 30, 2014 versus the respective 2013 period. A discussion of operating profit by segment is included in the segment discussion that follows.

Interest expense-net increased $2 million, or 5%, for the quarter and $8 million, or 10%, for the six months ended June 30, 2014 versus the respective periods in 2013. The increase in debt levels, primarily to support acquisitions and capital expenditures, increased interest expense by $2 million and $9 million for the quarter and six month periods ended June 30, 2014, respectively. Lower average interest rates reduced expense by $10 million and $24 million for the quarter and six months ended June 30, 2014 respectively. Lower capitalized interest increased interest expense by $9 million and $20 million, for the quarter and six months ended June 30, 2014, respectively.

The reported effective tax rate for the quarter and six months ended June 30, 2014 was 28.0% and 27.9% and 28.5% for the 2013 periods, respectively. The adjusted effective tax rate for the quarter and six months ended June 30, 2013 was approximately 28%.

Praxair’s significant sources of equity income are in China, Italy, and the Middle East. For the quarter and six months ended June 30, 2014 income from equity investments decreased $1 million and $2 million versus the respective 2013 periods. The decrease was primarily from investments in Asia.

At June 30, 2014, non-controlling interests consisted primarily of non-controlling shareholders' investments in Asia (primarily China and India), Europe (primarily Italy and Scandinavia), and North America (primarily within the US packaged gas business). Non-controlling interests decreased $2 million for the quarter and $3 million for the six months ended June 30, 2014 versus the respective periods in 2013 due primarily to the acquisition of the noncontrolling interest in a US packaged gas business in the first quarter of 2014.

Reported net income-Praxair, Inc. increased $22 million, or 5%, and $79 million, or 9% for the quarter and six months ended June 30, 2014, versus the respective 2013 periods. Net income increased $56 million, or 7%, for the six-month period versus 2013 primarily to higher operating profit partially offset by increased interest expense.

Reported EPS increased $0.09 and $0.29 in the second quarter and six months ended June 30, 2014, respectively. EPS increased $0.09 and $0.21 in the second quarter and six months ended June 30, 2014, respectively, versus adjusted EPS for the comparable six month period in 2013. These increases for both the quarter and six months ended June 30, 2014 are attributable to higher net income and reductions in the number of diluted shares outstanding as a result of the company's net repurchases of common stock.

Other Comprehensive Income

Other comprehensive income for the second quarter of $155 million includes positive net currency translation adjustments of $158 million and was partially offset by a $3 million negative adjustment related to the funded status of retirement obligations. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars (see “Currency” section of the MD&A for exchange rates). The positive translation adjustments resulted primarily from currency movements of $65 million in South America, principally related to Brazil, as well as $64 million in North America related to Canada and Mexico.

Other comprehensive loss for the six months ended June 30, 2014 of $135 million includes positive currency translation adjustments of $126 million, a positive adjustment of $7 million related to the funded status of retirement obligations, and a positive adjustment of $2 million related to derivative instruments. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars (see “Currency” section of the MD&A for exchange rates). The positive translation adjustment resulted primarily from the currency movements of $119 million in South America, principally related to Brazil.

Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows.

	Quarter Ended June 30,			Six Months Ended June 30,
(Dollar amounts in millions)	2014	2013	Variance	2014	2013	Variance
SALES
North America	$1,628	$1,552	5%	$3,208	$3,009	7%
Europe	408	382	7%	805	752	7%
South America	509	536	(5)%	997	1,067	(7)%
Asia	394	379	4%	786	746	5%
Surface Technologies	174	165	5%	343	328	5%
	$3,113	$3,014	3%	$6,139	$5,902	4%
OPERATING PROFIT
North America	$398	$381	4%	$776	$739	5%
Europe	78	69	13%	157	131	20%
South America	113	123	(8)%	226	237	(5)%
Asia	76	61	25%	151	124	22%
Surface Technologies	32	31	3%	62	57	9%
Segment operating profit	697	665	5%	1,372	1,288	7%
Venezuela currency devaluation (Note 2)	—	—		—	(23)
Total operating profit	$697	$665	5%	$1,372	$1,265	8%

North America

	Quarter Ended June 30,			Six Months Ended June 30,
	2014	2013	Variance	2014	2013	Variance
Sales	$1,628	$1,552	5%	$3,208	$3,009	7%
Cost of sales, exclusive of depreciation and amortization	896	843		1,766	1,615
Gross margin	732	709		1,442	1,394
Operating expenses	182	189		365	383
Depreciation and amortization	152	139		301	272
Operating profit	$398	$381	4%	$776	$739	5%
Margin %	24.4%	24.5%		24.2%	24.6%

	Quarter Ended June 30, 2014 vs. 2013		Six Months Ended June 30, 2014 vs. 2013
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	4%	1%	4%	1%
Price	1%	5%	1%	5%
Cost pass-through	1%	—%	2%	—%
Currency	(2)%	(2)%	(2)%	(2)%
Acquisitions/divestitures	1%	—%	2%	2%
Other	—%	—%	—%	(1)%
	5%	4%	7%	5%
The following tables provide sales by end-market and distribution method:

	Quarter Ended June 30,			Six Months Ended June 30,
	% of Sales		% Change	% of Sales		% Change
	2014	2013	Organic Sales	2014	2013	Organic Sales
Sales by End Markets
Manufacturing	30%	30%	3%	30%	31%	2%
Metals	11%	12%	(2)%	12%	13%	(1)%
Energy	21%	17%	21%	20%	17%	20%
Chemicals	10%	11%	(2)%	10%	10%	4%
Electronics	4%	5%	(3)%	4%	5%	(4)%
Healthcare	7%	7%	1%	7%	7%	1%
Food & Beverage	8%	9%	4%	8%	7%	3%
Aerospace	1%	1%	(4)%	1%	1%	2%
Other	8%	8%	10%	8%	9%	10%
	100%	100%		100%	100%

	Quarter Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2014	2013	2014	2013
Sales by Distribution Method
On- Site	31%	27%	31%	27%
Merchant	35%	37%	35%	36%
Packaged Gas	32%	35%	32%	35%
Other	2%	1%	2%	2%
	100%	100%	100%	100%

The North America segment includes Praxair's industrial gases operations in the United States, Canada and Mexico.
North America segment sales increased $76 million, or 5%, in the quarter as compared to the prior year and 7% ex-currency translation impacts. Underlying sales growth was 5%, driven primarily by higher sales to the energy end-market as on-site volumes increased from new project start-ups for hydrogen supply to refinery customers in the U.S. and higher pricing. Sales also grew to the manufacturing, food and beverage and healthcare end-markets. Higher cost pass-through, primarily higher natural gas prices passed through to hydrogen customers, increased sales by 1%. North American packaged gas sales grew from the prior year due to growth and acquisitions in the U.S. business. For the year-to-date period, sales grew $199 million, or 7%. Underlying sales growth of 5% came primarily from higher pricing and higher volumes driven by the new project start-ups. Cost-pass-through added 1% growth. Packaged gas sales were higher in the six months ended June 30, 2014 primarily due to growth in the U.S. business. However, due to the contribution of new projects on on-site sales and NuCO2 on merchant sales, packaged gas sales have decreased as a percentage of total sales for the segment.
North America segment operating profit increased $17 million, or 4%, in the quarter as compared to the prior year and 6% ex-currency translation impacts. The increase was primarily driven by higher pricing. Higher volumes in U.S. and Canada, partially offset by lower volumes in Mexico to energy customers also contributed to the increase in operating profit. Depreciation and amortization increased $13 million quarter over quarter primarily due primarily to acquisitions and new project start-ups. Operating profit increased $37 million, or 5%, for the six months ended June 30, 2014 versus the respective 2013 period and 7% ex-currency, primarily due to higher pricing and volumes in the U.S. Depreciation and amortization increased $29 million for the six-month period primarily due to acquisitions and project start-ups.
Europe

	Quarter Ended June 30,			Six Months Ended June 30,
	2014	2013	Variance %	2014	2013	Variance %
Sales	$408	$382	7%	$805	$752	7%
Cost of sales, exclusive of depreciation and amortization	230	216		448	429
Gross margin	178	166		357	323
Operating expenses	58	56		115	110
Depreciation and amortization	42	41		85	82
Operating profit	$78	$69	13%	$157	$131	20%
Margin %	19.1%	18.1%		19.5%	17.4%

	Quarter Ended June 30, 2014 vs. 2013		Six Months Ended June 30, 2014 vs. 2013
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	—%	4%	—%	4%
Price	1%	5%	1%	6%
Cost pass-through	(1)%	—%	(1)%	—%
Currency	4%	5%	3%	4%
Acquisitions/divestitures	3%	3%	4%	5%
Other	—%	(4)%	—%	1%
	7%	13%	7%	20%

The following tables provide sales by end-market and distribution method:

	Quarter Ended June 30,			Six Months Ended June 30,
	% of Sales		% Change	% of Sales		% Change
	2014	2013	Organic Sales	2014	2013	Organic Sales
Sales by End Markets
Manufacturing	21%	21%	6%	22%	22%	6%
Metals	16%	16%	5%	16%	17%	—%
Energy	8%	5%	7%	7%	4%	(5)%
Chemicals	15%	17%	(11)%	15%	17%	(7)%
Electronics	6%	7%	(2)%	7%	7%	—%
Healthcare	11%	11%	(5)%	11%	11%	(3)%
Food & Beverage	9%	9%	8%	9%	9%	7%
Aerospace	1%	1%	(29)%	1%	1%	2%
Other	13%	13%	(3)%	12%	12%	3%
	100%	100%		100%	100%

	Quarter Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2014	2013	2014	2013
Sales by Distribution Method
On- Site	18%	19%	19%	20%
Merchant	36%	34%	35%	34%
Packaged Gas	43%	43%	43%	42%
Other	3%	4%	3%	4%
	100%	100%	100%	100%
Europe segment sales increased $26 million for the quarter and $53 million for the six months ended June 30, 2014, reflecting growth of 7% over the prior-year comparative periods. Sales excluding currency and cost pass-through grew 4% for the quarter from acquisitions and higher pricing. Excluding the impact of cost pass-through and currency for the six-month period sales increased 5% from the prior year. The improvement was due to price increases and acquisitions.
Europe segment operating profit increased by $9 million, or 13%, quarter over quarter. Higher pricing and high on-site volumes offset by lower packaged gases volumes increased operating profit by 9%. Acquisitions and currency translation contributed 3% and 5% growth, respectively, partially offset by the 4% impact of cost inflation, primarily higher energy costs in Spain. For the six-month period operating profit increased 16%, excluding currency, from the prior year due to higher pricing, higher volumes and acquisitions.
South America

	Quarter Ended June 30,			Six Months Ended June 30,
	2014	2013	Variance	2014	2013	Variance
Sales	$509	$536	(5)%	997	1,067	(7)%
Cost of sales, exclusive of depreciation and amortization	279	296		555	596
Gross margin	230	240		442	471
Operating expenses	71	71		127	140
Depreciation and amortization	46	46		89	94
Operating profit	$113	$123	(8)%	226	237	(5)%
Margin %	22.2%	22.9%		22.7%	22.2%

	Quarter Ended June 30, 2014 vs. 2013		Six Months Ended June 30, 2014 vs. 2013
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	(1)%	(11)%	—%	(4)%
Price	3%	14%	4%	19%
Cost pass-through	1%	—%	1%	—%
Currency	(8)%	(9)%	(12)%	(13)%
Acquisitions/divestitures	—%	—%	—%	—%
Other	—%	(2)%	—%	(7)%
	(5)%	(8)%	(7)%	(5)%
The following tables provide sales by end-market and distribution method:

	Quarter Ended June 30,			Six Months Ended June 30,
	% of Sales		% Change Organic Sales	% of Sales		% Change Organic Sales
	2014	2013		2014	2013
Sales by End Markets
Manufacturing	21%	21%	(2)%	21%	22%	(1)%
Metals	29%	29%	3%	29%	29%	6%
Energy	2%	3%	6%	2%	3%	5%
Chemicals	9%	8%	2%	9%	8%	10%
Electronics	—%	—%	—%	—%	—%	—%
Healthcare	17%	17%	6%	17%	16%	7%
Food & Beverage	12%	11%	19%	13%	11%	17%
Aerospace	—%	—%	—%	—%	—%	—
Other	10%	11%	(10)%	9%	11%	(8)%
	100%	100%		100%	100%

	Quarter Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2014	2013	2014	2013
Sales by Distribution Method
On- Site	26%	25%	26%	25%
Merchant	42%	43%	42%	42%
Packaged Gas	30%	31%	29%	31%
Other	2%	1%	3%	2%
	100%	100%	100%	100%
South America segment sales in the second quarter decreased $27 million or 5% versus the prior-year quarter. Excluding unfavorable currency translation impacts of 8%, sales grew 3% primarily from higher pricing. Sales growth came from the chemicals and food and beverage end markets. For the six-month period sales decreased $70 million, or 7% from 2013. Sales growth excluding negative currency impacts was 5% due primarily to higher pricing.
Segment operating profit decreased $10 million, or 8%, in the second quarter. For the six month period operating profit decreased $11 million, or 5%. Excluding negative currency effects, operating profit increased 1% in the second quarter due to higher pricing partially offset by the impact of lower volumes. On-site and packaged gases volumes were below prior year, while merchant volumes were higher. Excluding negative currency effects operating profit increased 8% for the six-month period due to higher price, partially offset by higher costs. Operating profit for the six-month period also included a gain on an asset sale in Brazil. Depreciation and amortization was comparable to the prior year as the start up of new on-site production facilities was more than offset by currency impacts.
Refer to the "Currency" section of this Management's Discussion and Analysis for a discussion of the currency environment in Venezuela.

Asia

	Quarter Ended June 30,			Six Months Ended June 30,
	2014	2013	Variance	2014	2013	Variance
Sales	$394	$379	4%	$786	$746	5%
Cost of sales, exclusive of depreciation and amortization	250	250		501	496
Gross margin	144	129		285	250
Operating expenses	26	30		53	54
Depreciation and amortization	42	38		81	72
Operating profit	$76	$61	25%	$151	$124	22%
Margin %	19.3%	16.1%		19.2%	16.6%

	Quarter Ended June 30, 2014 vs. 2013		Six Months Ended June 30, 2014 vs. 2013
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	5%	11%	6%	11%
Price	1%	2%	1%	7%
Cost pass-through	(1)%	—%	(1)%	—%
Currency	(1)%	(1)%	(1)%	(1)%
Acquisitions/divestitures	—%	—%	—%	—%
Other	—%	13%	—%	5%
	4%	25%	5%	22%
The following tables provide sales by end-market and distribution method:

	Quarter Ended June 30,			Six Months Ended June 30,
	% of Sales		% Change Organic Sales	% of Sales		% Change Organic Sales
	2014	2013		2014	2013
Sales by End Markets
Manufacturing	10%	13%	(15)%	10%	12%	(11)%
Metals	29%	26%	21%	28%	26%	16%
Energy	2%	—%	**	2%	—%	**
Chemicals	12%	13%	(2)%	12%	13%	(2)%
Electronics	33%	33%	3%	33%	34%	3%
Healthcare	1%	1%	17%	1%	1%	19%
Food & Beverage	2%	3%	4%	2%	3%	(3)%
Aerospace	—%	—%	(6)%	—%	—%	1%
Other	11%	11%	2%	12%	11%	25%
	100%	100%		100%	100%
 ** - not meaningful as base year is zero

	Quarter Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2014	2013	2014	2013
Sales by Distribution Method
On- Site	48%	47%	50%	47%
Merchant	29%	29%	29%	29%
Packaged Gas	13%	12%	12%	11%
Other	10%	12%	9%	13%
	100%	100%	100%	100%

Asia segment sales increased $15 million, or 4%, in the second quarter as compared to the prior year. Excluding negative currency and cost pass through effects sales growth was 6%. Volume growth of 5% was primarily driven by new project start-ups in China, India and Korea. Higher pricing contributed to a 1% increase in sales and was primarily due to higher helium pricing. Cost pass-through related to the contractual pass through of precious metals and power costs decreased sales by 1%, with minimal impact on operating profit. By end-market, the strongest sales growth came from metals. Strong growth in on-site volumes due to new plant start-ups accounted for the increase in on-site sales as a percentage of total segment sales. For the year-to-date period, sales increased $40 million, or 5%, for the same reasons discussed above.
Asia segment operating profit increased $15 million, or 25% for the second quarter 2014 as compared to the prior year. Higher volumes resulted in a 11% increase. Operating expenses were $4 million lower than the prior-year quarter primarily due to an insurance recovery. Depreciation and amortization expense increased $4 million as compared to the prior-year quarter primarily due to new plant start-ups. Operating profit increased $27 million, or 22%, for the six months ended June 30, 2014 as compared to the prior year. Higher volumes and pricing resulted in a 18% increase for the six months ended June 30, 2014.
Surface Technologies

	Quarter Ended June 30,			Six Months Ended June 30,
	2014	2013	Variance	2014	2013	Variance
Sales	$174	$165	5%	$343	$328	5%
Cost of sales, exclusive of depreciation and amortization	112	105		223	212
Gross margin	62	60		120	116
Operating expenses	19	18		36	38
Depreciation and amortization	11	11		22	21
Operating profit	$32	$31	3%	$62	$57	9%
Margin %	18.4%	18.8%		18.1%	17.4%

	Quarter Ended June 30, 2014 vs. 2013		Six Months Ended June 30, 2014 vs. 2013
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume/Price	4%	3%	3%	2%
Cost pass-through	—%	—%	—%	—%
Currency	2%	—%	2%	1%
Acquisitions/divestitures	(1)%	—%	—%	—%
Other	—%	—%	—%	6%
	5%	3%	5%	9%

The following table provides sales by end-market:

	Quarter Ended June 30,			Six Months Ended June 30,
	% of Sales		% Change	% of Sales		% Change
	2014	2013	Organic Sales	2014	2013	Organic Sales
Sales by End Markets
Manufacturing	14%	13%	8%	13%	13%	3%
Metals	8%	8%	8%	8%	8%	9%
Energy	27%	29%	(5)%	27%	29%	(4)%
Chemicals	2%	2%	(9)%	2%	2%	(10)%
Electronics	1%	1%	—%	1%	—%	—%
Healthcare	—%	—%	—%	—%	—%	—%
Food & Beverage	3%	3%	—%	3%	3%	(1)%
Aerospace	33%	34%	1%	33%	34%	1%
Other	12%	10%	12%	13%	11%	13%
	100%	100%		100%	100%
Surface Technologies segment sales increased $9 million, or 5%, in the quarter versus the prior-year period. Underlying sales increased 4% primarily from higher sales to manufacturing and aerospace markets, partially offset by lower sales to energy markets. Currency increased sales by 2% primarily due to a stronger Euro and British pound versus the U.S. dollar. For the six-month period, sales increased 5% due to higher sales to aerospace markets partially offset by energy markets.

Surface Technologies segment operating profit increased $1 million, or 3%, in the second quarter primarily due to higher pricing. Operating profit increased $5 million, or 9%, for the six months ended June 30, 2014 versus the respective 2013 periods, primarily from higher pricing and productivity gains which more than offset cost inflation.

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
To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2014 Consolidated Sales (a)	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		June 30,	December 31,
Currency		2014	2013	2014	2013
Brazilian real	13%	2.29	2.03	2.20	2.34
Euro	13%	0.73	0.76	0.73	0.73
Canadian dollar	8%	1.10	1.02	1.07	1.06
Mexican peso	6%	13.11	12.56	12.97	13.04
Chinese yuan	5%	6.17	6.21	6.20	6.05
Indian rupee	3%	60.79	55.01	60.19	61.80
Korean won	3%	1,049	1,104	1,012	1,050
Singapore dollar	<1%	1.26	1.24	1.25	1.26
Argentine peso	<1%	7.82	5.13	8.13	6.52
Colombian peso	<1%	1,958	1,827	1,881	1,927
Russian ruble	<1%	35.01	31.02	33.98	32.87
Taiwanese dollar	<1%	30.21	29.66	29.89	29.81
Thailand bhat	<1%	32.55	29.84	32.44	32.71
Venezuelan bolivar fuerte (b)	<1%	6.30	5.68	6.30	6.30

(a)	Certain Surface Technologies segment sales are included in European, Indian and Brazilian sales.

(b)
Effective March 24, 2014, the Venezuelan government introduced a new exchange control market-based mechanism (referred to as “SICAD 2”) which may allow companies to obtain U.S. dollars for any purpose, including dividend remittances. Through June 30, 2014, SICAD 2 market-based transactions were limited and it is not clear whether the Company will be able to exchange Venezuelan bolivar fuerte ("VEF") to U.S. dollars to pay its foreign denominated obligations and/or to make dividend and royalty remittances. Therefore, Praxair has continued to use the official 6.3 exchange rate for remeasurement purposes and will continue to monitor current developments. At June 30, 2014 the SICAD 2 rate was 49.98 VEF per U.S. dollar. In Venezuela, Praxair’s 2014 year-to-date sales were approximately $52 million and at June 30, 2014 Praxair’s net asset position was approximately $120 million, including $47 million of VEF nominated cash. If the VEF devalued from the current official 6.3 rate or if the Company determined that it was more appropriate to use another exchange rate for translation purposes, it would result tin a charge to earnings in the period of devaluation. Based on its June 30, 2014 balance sheet, Praxair estimates that it would incur a pre-tax charge of approximately $12 million for every 10% devaluation of the VEF versus the U.S. dollar.

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Six Months Ended June 30,
	2014	2013
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income - Praxair, Inc. plus depreciation and amortization	$1,493	$1,377
Noncontrolling interests	28	31
Net income plus depreciation and amortization (including noncontrolling interests)	1,521	1,408
Adjustments to reconcile net income to net cash provided by operating activities:
Venezuela currency devaluation (a)	—	23
Deferred income taxes	17	99
Working capital	(198)	(361)
Pension contributions	(13)	(43)
Other - net	56	(77)
Net cash provided by operating activities	$1,383	$1,049
INVESTING ACTIVITIES
Capital expenditures	(777)	(988)
Acquisitions, net of cash acquired	(170)	(1,269)
Divestitures and asset sales	71	38
Net cash used for investing activities	$(876)	$(2,219)
FINANCING ACTIVITIES
Debt increases (reductions) - net	364	1,755
Issuances (purchases) of common stock - net	(377)	(269)
Cash dividends - Praxair, Inc. shareholders	(381)	(355)
Excess tax benefit on share-based compensation	24	24
Noncontrolling interest transactions and other	(111)	(17)
Net cash (used for) provided by financing activities	$(481)	$1,138

(a)	See Note 2 to the condensed consolidated financial statements.
Cash Flow from Operations
Cash provided by operations of $1,383 million for the six months ended June 30, 2014 increased $334 million, or 32%, versus 2013. The increased was primarily due to higher net income plus depreciation and amortization expense and lower working capital requirements primarily due to lower tax payments.
Praxair estimates that total 2014 contributions to its pension plans will be in the area of $20 million, of which $13 million have been made through June 30, 2014. At a minimum, Praxair contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the amount and timing of discretionary contributions from year to year.
Investing
Net cash used for investing of $876 million for the six months ended June 30, 2014 decreased $1,343 million versus 2013 due to lower acquisition expenditures, primarily the acquisition of NuCO2 in 2013.
Capital expenditures for the six months ended June 30, 2014 were $777 million, $211 million lower than the prior year. Capital expenditures related primarily to the construction of large growth projects.

Acquisitions of $170 million included the acquisition of an industrial gases business in Italy and packaged gas businesses in North and South America. Acquisitions in the prior-year period of $1,269 were primarily the acquisition of NuCO2 in North America. (see Note 3 to the condensed consolidated financial statements).
For the six months ended June 30, 2014 divestitures and asset sales were $71 million, primarily the sale of Praxair's industrial gas business in France in the first quarter.
Financing
Cash used for financing activities was $481 million for the six-month period. Cash dividends of $381million were above prior year due to an increase in dividends per share to $1.30 from $1.20. In 2014, noncontrolling interest transactions and other includes the purchase of the redeemable noncontrolling interests of Praxair Distribution Mid-Atlantic, LLC (see Note 14 to the condensed consolidated financial statements).
In March 2014, Praxair issued €600 million ($818 million) of 1.50% Euro-denominated notes due 2020, and repaid $300 million of 4.375% notes that became due.

Other Financial Data

Praxair's debt to capital ratio was 54.5% at June 30, 2014 versus 54.3% at December 31, 2013.

After-tax return on capital ("ROC") decreased to 12.6% for the four-quarter trailing period ended June 30, 2014 versus 13.0% for the 2013 period. This decrease reflects higher debt levels due primarily to acquisitions in the first half of 2013.

Return on equity ("ROE") for the four-quarter trailing period ended June 30, 2014 remained strong at 28.3%.

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
The following are the non-GAAP measures presented in the MD&A:

	June 30,
(Dollar amounts in millions, except per share data)	2014	2013
Debt-to-capital	54.5%	54.3%	[1]
After-tax return on capital	12.6%	13.0%
Return on equity	28.3%	28.4%
Debt-to-adjusted EBITDA	2.3	2.1

	Six Months Ended June 30,
	2014	2013
2013 Adjusted amounts: [2]
Operating profit	$1,372	1,288
As a percent of sales	22.3%	21.8%
Effective tax rate	28.0%	28.0%
Net income - Praxair, Inc.	$915	859
Diluted earnings per share	$3.08	2.87

1	As of December 31, 2013.

2
The adjusted amounts for 2013 exclude the impact of the first quarter Venezuela currency devaluation of $23 million ($23 million net of tax). See Note 2 to the condensed consolidated financial statements.

Debt-to-Capital Ratio
The debt-to-capital ratio is a measure used by investors, financial analysts and management to provide a measure of financial leverage and insights into how the company is financing its operations.

	June 30, 2014	December 31, 2013
(Dollar amounts in millions)
Debt	$9,165	$8,811
Less: cash and cash equivalents	(173)	(138)
Net debt	8,992	8,673
Equity and redeemable noncontrolling interests
Redeemable noncontrolling interests	194	307
Praxair, Inc. shareholders’ equity	6,911	6,609
Noncontrolling interests	395	394
Total equity and redeemable noncontrolling interests	7,500	7,310
Capital	$16,492	$15,983
DEBT-TO-CAPITAL RATIO	54.5%	54.3%

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

	2014			2013
	Four Quarter Trailing	Six Months Ended	Six Months Ended	Four Quarter Trailing	Six Months Ended	Six Months Ended
		June 30, 2014	December 31, 2013		June 30, 2013	December 31, 2012
(Dollar amounts in millions)
Adjusted operating profit (see below)	$2,741	$1,372	$1,369	$2,527	$1,288	$1,239
Less: adjusted income taxes (see below)	(719)	(359)	(360)	(664)	(338)	(326)
Less: tax benefit on interest expense*	(47)	(25)	(22)	(42)	(22)	(20)
Add: equity income	36	19	17	38	21	17
Net operating profit after-tax (NOPAT)	$2,011	$1,007	$1,004	$1,859	$949	$910
Capital:
June 30th	$16,492			$15,548
March 31st	$16,319			$15,344
December 31st, 2013 & 2012	$15,983			$13,878
September 30th, 2013 & 2012	$15,757			$13,617
June 30th, 2013 & 2012	$15,548			$13,017
Five-quarter average	$16,020			$14,281
After-tax ROC	12.6%			13.0%

*	Tax benefit on interest expense is computed using the effective rate. The effective tax rate used was 28% for 2014 and 2013.

Return on Praxair, Inc. Shareholders’ Equity (ROE)
Return on Praxair, Inc. shareholders’ equity is a measure used by investors, financial analysts and management to evaluate operating performance from a Praxair shareholder perspective. ROE measures the net income attributable to Praxair, Inc. that the company was able to generate with the money shareholders have invested.

	2014			2013
	Four Quarter Trailing	Six Months Ended	Six Months Ended	Four Quarter Trailing	Six Months Ended	Six Months Ended
		June 30, 2014	December 31, 2013		June 30, 2013	December 31, 2012
(Dollar amounts in millions)
Adjusted Net income - Praxair, Inc. (see below)	$1,828	$915	$913	$1,692	$859	$833
Praxair, Inc. shareholders’ equity
June 30th	$6,911			$5,928
March 31st	$6,600			$6,169
December 31st, 2013 & 2012	$6,609			$6,064
September 30th, 2013 & 2012	$6,210			$6,015
June 30th, 2013 & 2012	$5,928			$5,615
Five-quarter average	$6,452			$5,958
ROE	28.3%			28.4%

Adjusted EBITDA and Debt-to-Adjusted EBITDA Ratio
These measures are used by investors, financial analysts and management to assess a company’s ability to meet its financial obligations.

	2014			2013
	Four Quarter Trailing	Six Months Ended	Six Months Ended	Four Quarter Trailing	Six Months Ended	Six Months Ended
		June 30, 2014	December 31, 2013		June 30, 2013	December 31, 2012
(Dollar amounts in millions)
Adjusted net income - Praxair, Inc. (see below)	$1,828	$915	$913	$1,692	$859	$833
Add: adjusted noncontrolling interest (see below)	62	28	34	57	31	26
Add: interest expense - net	168	89	79	152	81	71
Add: adjusted income taxes (see below)	719	359	360	664	338	326
Add: depreciation and amortization	1,146	578	568	1,043	541	502
Adjusted EBITDA	$3,923	$1,969	$1,954	$3,608	$1,850	$1,758
Net Debt:
June 30th	$8,992			$9,004
March 31st	$9,126			$8,563
December 31st, 2013 & 2012	$8,673			$7,205
September 30th, 2013 & 2012	$8,892			$7,028
June 30th, 2013 & 2012	$9,004			$6,891
Five-quarter average	$8,937			$7,738
DEBT-TO-ADJUSTED EBITDA RATIO	2.3			2.1

Adjusted Amounts
Adjusted amounts for the six months ended June 30, 2013 exclude the impact of the Venezuela currency devaluation. Adjusted amounts for the six months ended December 31, 2013 exclude the impact of the pension settlement charge, the bond redemption charge and income tax benefit. Adjusted amounts for the six month period ended December 31, 2012 exclude the impact of the pension settlement charge, cost reduction program and income tax benefit. The company does not believe these items are indicative of on-going business trends and, accordingly, the impact is excluded from the reported amounts so that investors can better evaluate and analyze historical and future business trends on a consistent basis. For a description of these items, refer to Notes 2, 5 & 11 to the consolidated financial statements of Praxair’s 2013 Annual Report on Form 10-K.
Certain amounts for 2014 have been included for reference purposes and to facilitate the calculations contained herein.

	Six Months Ended June 30,		Six Months Ended December 31,
(Dollar amounts in millions, except per share data)	2014	2013	2013	2012
Adjusted Operating Profit
Reported operating profit	$1,372	$1,265	$1,360	$1,174
Add: Venezuela currency devaluation	—	23	—	—
Add: Pension settlement charge	—	—	9	9
Add: Cost reduction program	—	—	—	56
Total adjustments	—	23	9	65
Adjusted operating profit	$1,372	$1,288	$1,369	$1,239
Reported percent change	8%
Adjusted percent change	7%
Adjusted Interest Expense
Reported interest expense	$89	$81	$97	$71
Less: Bond redemption	—	—	(18)	—
Total adjustments	—	—	(18)	—
Adjusted interest expense	$89	$81	$79	$71
Adjusted Income Taxes and Effective Tax Rate
Reported income taxes	$359	$338	$311	$252
Add: Bond redemption	—	—	6	—
Add: Income tax benefit	—	—	40	55
Add: Pension settlement charge	—	—	3	3
Add: Venezuela currency devaluation	—	—	—	—
Add: Cost reduction program	—	—	—	16
Total adjustments	—	—	49	74
Adjusted income taxes	$359	$338	$360	$326

	Six Months Ended June 30,		Six Months Ended December 31,
(Dollar amounts in millions, except per share data)	2014	2013	2013	2012
Adjusted Effective Tax Rate
Reported income before income taxes and equity investments	$1,283	$1,184	$1,263	$1,103
Add: Bond redemption	—	—	18	—
Add: Pension settlement charge	—	—	9	9
Add: Venezuela currency devaluation	—	23	—	—
Add: Cost reduction program	—	—	—	56
Total adjustments	—	23	27	65
Adjusted income before income taxes and equity investments	$1,283	$1,207	$1,290	$1,168
Adjusted effective tax rate	28.0%	28.0%	27.9%	27.9%
Adjusted Noncontrolling Interests
Reported noncontrolling interests	$28	$31	$50	$24
Less: Income tax benefit	—	—	(16)	—
Add: Cost reduction program	—	—	—	2
Total adjustments	—	—	(16)	2
Adjusted Noncontrolling Interests	$28	$31	$34	$26
Adjusted Net Income - Praxair, Inc.
Reported net income - Praxair, Inc.	$915	$836	$919	$844
Add: Bond redemption	—	—	12	—
Less: Income tax benefit	—	—	(24)	(55)
Add: Pension settlement charge	—	—	6	6
Add: Venezuela currency devaluation	—	23	—	—
Add: Cost reduction program	—	—	—	38
Total adjustments	—	23	(6)	(11)
Adjusted net income - Praxair, Inc.	$915	$859	$913	$833
Reported percent change	9%
Adjusted percent change	7%

Adjusted Diluted Earnings Per Share
Reported diluted earnings per share	$3.08	$2.79
Add: Bond redemption	—	—
Less: Income tax benefit	—	—
Add: Pension settlement charge	—	—
Add: Venezuela currency devaluation	—	0.08
Add: Cost reduction program	—	—
Total adjustments	—	0.08
Adjusted diluted earnings per share	$3.08	$2.87
Reported percent change	10%
Adjusted percent change	7%

Percentage Change in Full - Year 2014 Diluted EPS Guidance

	Low End	High End
2014 Diluted EPS guidance	$6.30	$6.45
2013 adjusted diluted EPS (see 2013 Annual Report on Form 10-K)	$5.93	$5.93
Percentage change from 2013 adjusted amounts	6%	9%
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
Praxair has substantial international operations which are subject to risks including devaluations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest, possible nationalization and/or expropriation of assets, domestic and international tax laws and compliance with governmental regulations. These events could have an adverse effect on the international operations in the future by reducing the demand for its products, decreasing the prices at which it can sell its products, reducing the U.S. dollar value of revenue from international operations or otherwise having an adverse effect on its business. In particular, due to government actions related to business and currency regulations, there is considerable risk associated with operations in Venezuela (see Management’s Discussion and Analysis - Currency). At June 30, 2014, Praxair’s sales and net assets in Venezuela were less than 1% of Praxair’s consolidated amounts. Also, the Company is monitoring developments regarding the collectability of government receivables from healthcare sales to public hospitals in Spain and Italy where economic conditions have been challenging and uncertain. Historically, collection of such government receivables has extended well beyond the contractual terms of sale; however, payment has historically been received. At June 30, 2014 government receivables in Spain and Italy totaled $84 million ($82 million at December 31, 2013).
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
The company is subject to regulations in the following areas, among others:

•	Environmental protection;

•	Domestic and international tax laws and currency controls;

•	Safety;

•	Securities laws (e.g., SEC and generally accepted accounting principles in the United States);

•	Trade and import/ export restrictions;

•	Antitrust matters;

•	Global anti-bribery laws; and

•	Healthcare reimbursement regulations.
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
Although management does not believe that any such liabilities will have a material adverse impact on its financial position and results of operations, management cannot provide assurance that such costs will not increase in the future or will not become material. See the section captioned “Management’s Discussion and Analysis – Environmental Matters” in Item 7 of Praxair’s 2013 Annual Report on Form 10-K.
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
Praxair is subject to income and other taxes in both the United States and numerous foreign jurisdictions. The determination of the company’s worldwide provision for income taxes and other tax liabilities requires judgment and is based on diverse legislative and regulatory structures that exist in the various jurisdictions where the company operates. Although management believes its estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in its financial statements and may materially affect the company’s financial results for the period when such determination is made. See Notes 5 and 17 to the consolidated financial statements of Praxair’s 2013 Annual Report on Form 10-K.
Pension Liabilities - Risks related to our pension benefit plans may adversely impact our results of operations and cash flows.
Pension benefits represent significant financial obligations that will be ultimately settled in the future with employees who meet eligibility requirements. Because of the uncertainties involved in estimating the timing and amount of future payments and asset returns, significant estimates are required to calculate pension expense and liabilities related to the company’s plans. The company utilizes the services of independent actuaries, whose models are used to facilitate these calculations. Several key assumptions are used in the actuarial models to calculate pension expense and liability amounts recorded in the consolidated financial statements. In particular, significant changes in actual investment returns on pension assets, discount rates, or legislative or regulatory changes could impact future results of operations and required pension contributions. For information regarding the potential impacts regarding significant assumptions used to estimate pension expense, including discount rates and the expected long-term rates of return on plan assets. See “Critical Accounting Policies - Pension Benefits” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Praxair’s 2013 Annual Report on Form 10-K.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended June 30, 2014 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
April 2014	443	$129.50	443	$1,556
May 2014	427	$130.62	427	$1,500
June 2014	336	$131.85	336	$1,455
Second Quarter 2014	1,206	$130.55	1,206	$1,455

(1)
During the quarter ended June 30, 2014, the Company repurchased shares of its common stocks pursuant to the following two stock repurchase programs previously approved by the Board of Directors: (a) a $1.5 billion repurchase program announced on January 24, 2012 (2012 program), and (b) a $1.5 billion repurchase program announced on January 28, 2014 (2014 program). Repurchases could take place under both of these programs from time to time on the open market (which could include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions. The 2012 and 2014 programs do not have any stated expiration date.

(2)
During the second quarter, the Company completed the purchase of its common stock pursuant to the 2012 program and purchased $45 million of its common stock pursuant to the 2014 program, leaving an additional $1,455 million remaining authorized under the 2014 program.

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

PRAXAIR, INC.

(Registrant)

Date: July 23, 2014	By: /s/ Elizabeth T. Hirsch

Elizabeth T. Hirsch
Vice President and Controller
(On behalf of the Registrant
and as Chief Accounting Officer)