Form 10-Q
period 2014-09-30
PRAXAIR INC
filed 2014-10-29
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At September 30, 2014, 291,372,541 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended September 30,
	2014	2013
SALES	$3,144	$3,013
Cost of sales, exclusive of depreciation and amortization	1,780	1,697
Selling, general and administrative	327	336
Depreciation and amortization	301	281
Research and development	25	24
Venezuela currency devaluation and other charges	—	9
Other income (expense) - net	—	4
OPERATING PROFIT	711	670
Interest expense - net	45	41
INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	666	629
Income taxes	187	175
INCOME BEFORE EQUITY INVESTMENTS	479	454
Income from equity investments	11	8
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	490	462
Less: noncontrolling interests	(13)	(17)
NET INCOME - PRAXAIR, INC.	$477	$445
PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share	$1.63	$1.51
Diluted earnings per share	$1.62	$1.49
Cash dividends per share	$0.65	$0.60
WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	292,170	295,124
Diluted shares outstanding	295,239	298,357
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
SALES	$9,283	$8,915
Cost of sales, exclusive of depreciation and amortization	5,273	5,045
Selling, general and administrative	988	1,017
Depreciation and amortization	879	822
Research and development	72	72
Venezuela currency devaluation and other charges	—	32
Other income (expense) - net	12	8
OPERATING PROFIT	2,083	1,935
Interest expense - net	134	122
INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	1,949	1,813
Income taxes	546	513
INCOME BEFORE EQUITY INVESTMENTS	1,403	1,300
Income from equity investments	30	29
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	1,433	1,329
Less: noncontrolling interests	(41)	(48)
NET INCOME - PRAXAIR, INC.	$1,392	$1,281
PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share	$4.75	$4.33
Diluted earnings per share	$4.70	$4.28
Cash dividends per share	$1.95	$1.80
WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	293,103	295,799
Diluted shares outstanding	296,240	299,077
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Quarter Ended September 30,
	2014	2013
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$490	$462

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(604)	77
Income taxes	(5)	—
Translation adjustments	(609)	77
Funded status - retirement obligations (Note 11):
Retirement program remeasurements	18	5
Reclassifications to net income	12	31
Income taxes	(9)	(13)
Funded status - retirement obligations	21	23
Derivative instruments (Note 6):
Current quarter unrealized gain (loss)	—	1
Derivative instruments	—	1
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(588)	101

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	(98)	563
Less: noncontrolling interests	7	(23)
COMPREHENSIVE INCOME (LOSS) - PRAXAIR, INC.	$(91)	$540
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$1,433	$1,329

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(460)	(354)
Reclassifications to net income	(3)	—
Income taxes	(20)	19
Translation adjustments	(483)	(335)
Funded status - retirement obligations (Note 11):
Retirement program remeasurements	2	(4)
Reclassifications to net income	39	76
Income taxes	(13)	(23)
Funded status - retirement obligations	28	49
Derivative instruments (Note 6):
Current period unrealized gain	3	1
Income taxes	(1)	—
Derivative instruments	2	1
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(453)	(285)

COMPREHENSIVE INCOME (INCLUDING NONCONTROLLING INTERESTS)	980	1,044
Less: noncontrolling interests	(18)	(40)
COMPREHENSIVE INCOME - PRAXAIR, INC.	$962	$1,004
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$168	$138
Accounts receivable - net	1,959	1,892
Inventories	545	506
Prepaid and other current assets	386	380
TOTAL CURRENT ASSETS	3,058	2,916
Property, plant and equipment (less accumulated depreciation of $12,049 in 2014 and $11,753 in 2013)	12,268	12,278
Goodwill	3,189	3,194
Other intangible assets - net	610	596
Other long-term assets	1,259	1,271
TOTAL ASSETS	$20,384	$20,255
LIABILITIES AND EQUITY
Accounts payable	$864	$921
Short-term debt	619	782
Current portion of long-term debt	413	3
Other current liabilities	1,064	958
TOTAL CURRENT LIABILITIES	2,960	2,664
Long-term debt	8,089	8,026
Other long-term liabilities	2,205	2,255
TOTAL LIABILITIES	13,254	12,945
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	190	307
Praxair, Inc. Shareholders’ Equity:
Common stock $0.01 par value, authorized - 800,000,000 shares, issued - 383,230,625 shares for both periods	4	4
Additional paid-in capital	3,981	3,970
Retained earnings	11,348	10,528
Accumulated other comprehensive income (loss)	(2,411)	(1,981)
Treasury stock, at cost (2014 - 91,858,084 shares and 2013 - 89,096,761 shares)	(6,370)	(5,912)
Total Praxair, Inc. Shareholders’ Equity	6,552	6,609
Noncontrolling interests	388	394
TOTAL EQUITY	6,940	7,003
TOTAL LIABILITIES AND EQUITY	$20,384	$20,255
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
OPERATIONS
Net income - Praxair, Inc.	$1,392	$1,281
Noncontrolling interests	41	48
Net income (including noncontrolling interests)	1,433	1,329
Adjustments to reconcile net income to net cash provided by operating activities:
Venezuela currency devaluation	—	23
Depreciation and amortization	879	822
Deferred income taxes	(32)	88
Share-based compensation	42	52
Working capital:
Accounts receivable	(144)	(139)
Inventory	(52)	(63)
Prepaid and other current assets	18	(54)
Payables and accruals	(3)	18
Pension contributions	(14)	(48)
Long-term assets, liabilities and other	(31)	(75)
Net cash provided by operating activities	2,096	1,953
INVESTING
Capital expenditures	(1,207)	(1,504)
Acquisitions, net of cash acquired	(191)	(1,311)
Divestitures and asset sales	86	65
Net cash used for investing activities	(1,312)	(2,750)
FINANCING
Short-term debt borrowings (repayments) - net	(161)	504
Long-term debt borrowings	867	2,105
Long-term debt repayments	(312)	(939)
Issuances of common stock	85	108
Purchases of common stock	(562)	(458)
Cash dividends - Praxair, Inc. shareholders	(570)	(531)
Excess tax benefit on share-based compensation	28	31
Noncontrolling interest transactions and other	(123)	(24)
Net cash (used for) provided by financing activities	(748)	796
Effect of exchange rate changes on cash and cash equivalents	(6)	(22)
Change in cash and cash equivalents	30	(23)
Cash and cash equivalents, beginning-of-period	138	157
Cash and cash equivalents, end-of-period	$168	$134
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
Inventories - Effective July 1, 2014, the Company changed its method of accounting for all remaining operations that were using the last-in, first-out (“LIFO”) method to the average-cost method. This change only impacted approximately 6% of Praxair's inventories which were accounted for under the LIFO method. See Note 4.
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

Accounting Standards to be Implemented

•
Reporting Discontinued Operations – In April 2014, the FASB issued updated guidance on the reporting and disclosures of discontinued operations. The new guidance requires that the disposal of a component of an entity be reported as discontinued operations only if the action represents a strategic shift that will have a major effect on an entity’s operations and financial results, and would require expanded disclosures. This guidance will be effective for Praxair beginning in the first quarter of 2015, with early adoption optional.

•
Revenue Recognition – In May 2014, the FASB issued updated guidance on the reporting and disclosure of revenue. The new guidance requires the evaluation of contracts with customers to determine the recognition of revenue when or as the entity satisfies a performance obligation, and would require expanded disclosures. This guidance will be effective for Praxair beginning in the first quarter 2017 and includes several transition options. Praxair is in the early stages of reviewing the new guidance and will provide updates on the expected impact to Praxair in future filings, as determined.

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
2. 2013 Venezuela Currency Devaluation and Other Charges
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
Pension Settlement Charge
In 2012 a number of senior managers retired. These retirees are covered by the U.S. supplemental pension plan which provides for a lump sum benefit payment option. Under certain circumstances, such lump sum payments must be accounted for as a settlement of the related pension obligation, but only when paid. Accordingly, Praxair recorded a settlement charge related to net unrecognized actuarial losses of $9 million ($6 million after-tax) in the third quarter 2013, when the cash payments were made to the retirees.
3. Acquisitions
2014 Acquisitions

During the nine months ended September 30, 2014 Praxair had acquisitions totaling $191 million. These consisted primarily of an industrial gases business in Italy and packaged gases businesses in North and South America. These transactions resulted in goodwill and other intangible assets of $71 million and $53 million, respectively (see Note 9). The allocation of the purchase price is based on preliminary estimates and assumptions, and are subject to revision based on final information received, including appraisals and other analyses that support the underlying estimates. Adjustments, if any, are not expected to be material.

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

On June 3, 2013 Praxair acquired Volgograd Oxygen Factory (“VOF”), the largest independent industrial gas business in southern Russia, expanding Praxair's production and distribution capabilities in the Volgograd region. Additionally, Praxair acquired several smaller independent package gas distributors in the United States and a customer contract with operating assets in China.

The results of operations of these acquisitions were consolidated from the respective acquisition dates, primarily in the Europe business segment and the impact was not significant. The aggregate purchase price for these acquisitions was $216 million and resulted in the recognition of $186 million of intangible assets, including $99 million of goodwill and $87 million relating to other intangible assets, which will be amortized over their estimated useful life.

4. Supplemental Information
Inventories
The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	September 30, 2014	December 31, 2013
Inventories *
Raw materials and supplies	$176	$167
Work in process	61	58
Finished goods	308	281
Total inventories	$545	$506

* Effective July 1, 2014, Praxair changed its method of accounting for all remaining operations that were using the last-in, first-out (“LIFO”) method to the average-cost method, primarily raw materials. This change only impacted approximately 6% of consolidated inventories which were accounted for under the LIFO method. Praxair applied this change as a cumulative effect adjustment in the third quarter 2014 and did not restate prior periods because the impact was not material. The accounting change increased inventories by $9 million at September 30, 2014, and decreased cost of sales, exclusive of depreciation and amortization $9 million ($6 million after-tax) for both the quarter and nine-month periods ended September 30, 2014. The Company believes the change is preferable because it will better reflect the impact of current costs in both the consolidated balance sheets and consolidated statements of income, is comparable accounting to the peer group and is aligned with Praxair's inventory management.

Long-term receivables
Long-term receivables are not material and are largely reserved. Such long-term receivables are included within other long-term assets in the condensed consolidated balance sheets and totaled $47 million and $36 million at September 30, 2014 and December 31, 2013, respectively. These amounts are net of reserves of $52 million and $51 million, respectively. The amounts in both periods relate primarily to government receivables in Brazil and other long-term notes receivable from customers. Collectability is reviewed regularly and uncollectible amounts are written-off as appropriate. The account balance changes during 2014 were primarily the result of additional receivables, net of reserves.

5. Debt
The following is a summary of Praxair’s outstanding debt at September 30, 2014 and December 31, 2013:

(Millions of dollars)	September 30, 2014	December 31, 2013
SHORT-TERM
Commercial paper and U.S. bank borrowings	$565	$712
Other bank borrowings (primarily international)	54	70
Total short-term debt	619	782
LONG-TERM
U.S. borrowings (U.S. dollar denominated unless otherwise noted)
4.375% Notes due 2014 (a)	—	300
4.625% Notes due 2015 (b)	500	500
3.25% Notes due 2015 (c, d)	411	418
0.75% Notes due 2016	400	400
5.375% Notes due 2016	400	400
5.20% Notes due 2017	325	325
1.05% Notes due 2017	400	400
1.20% Notes due 2018	500	500
1.25% Notes due 2018 (c, d)	478	478
4.50% Notes due 2019 (c)	598	598
1.90% Notes due 2019	500	500
1.50% Euro-denominated notes due 2020 (c, e)	754	—
4.05% Notes due 2021 (c)	498	498
3.00% Notes due 2021 (c)	497	497
2.45% Notes due 2022 (c)	598	598
2.20% Notes due 2022 (c)	499	499
2.70% Notes due 2023 (c)	499	498
3.55% Notes due 2042 (c)	466	466
Other	5	5
International bank borrowings (b)	166	140
Obligations under capital leases	8	9
	8,502	8,029
Less: current portion of long-term debt	(413)	(3)
Total long-term debt	8,089	8,026
Total debt	$9,121	$8,811

(a)	In March 2014, Praxair repaid $300 million of 4.375% notes that became due.

(b)
Classified as long-term because of the company’s intent to refinance this debt on a long-term basis and the availability of such financing under the terms of an existing $2 billion long-term credit facility.

(c)	Amounts are net of unamortized discounts.

(d)	September 30, 2014 and December 31, 2013 include a $14 million and $22 million fair value increase, respectively, related to hedge accounting. See Note 6 for additional information.

(e)
During March 2014, Praxair issued €600 million 1.50% Euro-denominated notes due 2020. This debt issuance has been designated as a hedge of the net investment position in European operations where the Euro is the functional currency (see Note 6). The proceeds of this debt issuance were used for general corporate purposes, including acquisitions, repayment of debt and share repurchases under the company's share repurchase program.

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
The following table is a summary of the notional amount and fair value of derivatives outstanding at September 30, 2014 and December 31, 2013 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets		Liabilities
(Millions of dollars)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$2,269	$2,197	$4	$4	$34	$14
Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted purchases (a)	$—	$5	$—	$—	$—	$—
Interest rate contracts:
Interest rate swaps (b)	875	875	14	22	—	—
Total	$875	$880	$14	$22	$—	$—
Total Derivatives	$3,144	$3,077	$18	$26	$34	$14

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.

(b)	Assets are recorded in other current and other long term assets
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
Net Investment Hedge

Praxair has designated the €600 million ($754 million as of September 30, 2014) 1.50% Euro-denominated notes due 2020, as a hedge of the net investment position in its European operations. This Euro-denominated debt instrument reduces the company's exposure to changes in the currency exchange rate on investments in foreign subsidiaries with Euro functional currencies. Since the time the Euro-denominated notes were issued in March 2014 through September 30, 2014, exchange rate movements have reduced long-term debt by $74 million, with the offsetting gain shown within the cumulative translation component of AOCI in the condensed consolidated balance sheets and the condensed consolidated statements of comprehensive income.
Interest Rate Contracts
Outstanding Interest Rate Swaps
At September 30, 2014, Praxair had $875 million notional amount of interest-rate swap agreements outstanding related to the $400 million 3.25% fixed-rate notes that mature in 2015 and to the $475 million 1.25% notes that mature 2018, which effectively convert fixed-rate interest to variable-rate interest. These swap agreements were designated as fair value hedges with the resulting fair value adjustments recognized in earnings along with an equally offsetting charge / benefit to earnings for the changes in the fair value of the underlying debt instrument. At September 30, 2014, $14 million was recognized as an increase in the fair value of these notes ($22 million at December 31, 2013).
Terminated Interest Rate Swap
During 2010, Praxair entered into a $500 million notional amount of interest-rate swap agreement that effectively converted fixed-rate interest to variable-rate interest on the $500 million 2.125% notes that matured in June 2013. This swap agreement was terminated in 2011, and Praxair received a $18 million cash payment. This $18 million gain was recognized in earnings as a reduction to interest expense over the remaining term of the underlying debt. Accordingly, during the nine months ended September 30, 2013, $4 million was recognized as a reduction to interest expense. No other periods presented herein were impacted.
Terminated Treasury Rate Locks
The following table summarizes the unrecognized gains (losses) related to terminated treasury rate lock contracts:

	Year Terminated	Original Gain / (Loss)	Unrecognized Gain / (Loss) (a)
(Millions of dollars)			September 30, 2014	December 31, 2013
Treasury Rate Locks
Underlying debt instrument:
$500 million 2.20% fixed-rate notes that mature in 2022 (b)	2012	$(2)	$(1)	$(2)
$500 million 3.00% fixed-rate notes that mature in 2021 (b)	2011	(11)	(8)	(9)
$600 million 4.50% fixed-rate notes that mature in 2019 (b)	2009	16	8	10
$500 million 4.625% fixed-rate notes that mature in 2015 (b)	2008	(7)	—	(1)
Total - pre-tax			$(1)	$(2)
Less: income taxes			—	1
After- tax amounts			$(1)	$(1)

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

The following tables summarize the impacts of the company’s derivatives on the consolidated statements of income and AOCI:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2014	2013	2014	2013
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$(45)	$(4)	$(16)	$(10)
Other balance sheet items	(5)	1	(1)	(9)
Total	$(50)	$(3)	$(17)	$(19)
* The gains (losses) on balance sheet items are offset by gains (losses) recorded on the underlying hedged assets and liabilities. Accordingly, the gains (losses) for the derivatives and the underlying hedged assets and liabilities related to debt items are recorded in the consolidated statements of income as interest expense-net. Other balance sheet items and anticipated net income gains (losses) are recorded in the consolidated statements of income as other income (expenses)-net.

Derivatives Designated as Hedging Instruments **

	Quarter Ended
	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Income
(Millions of dollars)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Currency contracts:
Forecasted purchases	$—	$1	$—	$—

	Nine Months Ended
	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Income
(Millions of dollars)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Currency contracts:
Net investment hedge	$(6)	$—	$—	$—
Forecasted purchases	$—	$1	$—	$—
Total - pre tax	$(6)	$1	$—	$—
Less: income taxes	2	—	—	—
Total - Net of Taxes	$(4)	$1	$—	$—
**The gains (losses) on net investment hedges are recorded as a component of AOCI within foreign currency translation adjustments in the condensed consolidated balance sheets and the condensed consolidated statements of comprehensive income. The gains (losses) on forecasted purchases and treasury rate locks are recorded as a component of AOCI within derivative instruments in the condensed consolidated balance sheets and the condensed consolidated statements of comprehensive income. There was no ineffectiveness for these instruments during 2014 or 2013. The gains (losses) on net investment hedges are reclassified to earnings only when the related currency translation adjustments are required to be reclassified, usually upon sale or liquidation of the investment. The gains (losses) for interest rate contracts are reclassified to earnings as interest expense –net on a straight-line basis over the remaining maturity of the underlying debt. Net losses of less than $1 million are expected to be reclassified to earnings during the next twelve months.

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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Assets
Derivatives	—	—	$18	$26	—	—
Liabilities
Derivatives	—	—	$34	$14	—	—
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
The fair values of cash and cash equivalents, short-term debt, accounts receivable-net, and accounts payable approximate carrying amounts because of the short maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for similar issues, which is deemed a level 2 measurement. At September 30, 2014, the estimated fair value of Praxair’s long-term debt portfolio was $8,603 million versus a carrying value of $8,502 million. At December 31, 2013, the estimated fair value of Praxair’s long-term debt portfolio was $7,976 million versus a carrying value of $8,029 million. Differences from carrying amounts are attributable to interest-rate changes subsequent to when the debt was issued.

8. Earnings Per Share – Praxair, Inc. Shareholders
Basic earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator (Millions of dollars)
Net income - Praxair, Inc.	$477	$445	$1,392	$1,281
Denominator (Thousands of shares)
Weighted average shares outstanding	291,664	294,595	292,597	295,271
Shares earned and issuable under compensation plans	506	529	506	528
Weighted average shares used in basic earnings per share	292,170	295,124	293,103	295,799
Effect of dilutive securities
Stock options and awards	3,069	3,233	3,137	3,278
Weighted average shares used in diluted earnings per share	295,239	298,357	296,240	299,077
Basic Earnings Per Share	$1.63	$1.51	$4.75	$4.33
Diluted Earnings Per Share	$1.62	$1.49	$4.70	$4.28
There were no antidilutive stock options for the quarter and nine months ended September 30, 2014. There were no antidilutive shares for the quarter ended September 30, 2013. Stock options of 780 were antidilutive and therefore excluded in the computation of diluted earnings per share for nine months ended September 30, 2013.

9. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended September 30, 2014 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2013	$2,117	$166	$743	$24	$144	$3,194
Acquisitions (Note 3)	46	4	17	—	4	71
Purchase adjustments & other	—	—	(6)	—	5	(1)
Foreign currency translation	(11)	(9)	(50)	—	(5)	(75)
Balance, September 30, 2014	$2,152	$161	$704	$24	$148	$3,189
Praxair has performed its goodwill impairment tests annually during the second quarter of each year, and historically has determined that the fair value of each of its reporting units was substantially in excess of its carrying value. For the 2014 test completed last quarter, Praxair applied the FASB's updated accounting guidance (refer to Note 1 to the consolidated financial statements of Praxair's 2013 Annual Report on Form 10-K) which allows the Company to first assess qualitative factors to determine the extent of additional quantitative analysis, if any, that may be required to test goodwill for impairment. Based on the qualitative assessments performed, Praxair concluded that it was more likely than not that the fair value of each reporting unit substantially exceeded its carrying value and therefore, further quantitative analysis was not required. As a result, no impairment was recorded. There were no indicators of impairment through September 30, 2014.
Changes in the carrying amounts of other intangibles for the nine months ended September 30, 2014 were as follows:

(Millions of dollars)	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2013	$661	$31	$43	$735
Additions (Note 3)	42	11	—	53
Foreign currency translation	(10)	—	—	(10)
Other *	—	(5)	4	(1)
Balance, September 30, 2014	$693	$37	$47	$777
Less: Accumulated amortization
Balance, December 31, 2013	$(118)	$(16)	$(5)	$(139)
Amortization expense	(27)	(5)	(3)	(35)
Foreign currency translation	3	—	—	3
Other *	—	4	—	4
Balance, September 30, 2014	$(142)	$(17)	$(8)	$(167)
Net balance at September 30, 2014	$551	$20	$39	$610
* Other primarily relates to the write-off of fully amortized assets and purchase accounting adjustments.
There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 18 years.
Total estimated annual amortization expense is as follows:

(Millions of dollars)
Remaining 2014	$16
2015	48
2016	47
2017	39
2018	35
Thereafter	425
$610

10. Share-Based Compensation
Share-based compensation of $14 million ($10 million after-tax) and $18 million ($12 million after-tax) was recognized during the quarters ended September 30, 2014 and 2013, respectively. Share-based compensation of $42 million ($29 million after-tax) and $52 million ($35 million after-tax) was recognized for the nine months ended September 30, 2014 and 2013, respectively. The expense was recorded primarily in selling, general and administrative expenses. There was no share-based compensation cost that was capitalized. For further details regarding Praxair’s share-based compensation arrangements and prior-year grants, refer to Note 15 to the consolidated financial statements of Praxair’s 2013 Annual Report on Form 10-K.
Stock Options
The weighted-average fair value of options granted during the nine months ended September 30, 2014 was $14.62 ($16.31 in 2013) based on the Black-Scholes Options-Pricing model. The decrease in grant date fair value year-over-year is primarily attributable to the decrease in volatility which was partially offset by increases in Praxair's stock price and risk-free interest rate.

The following weighted-average assumptions were used to value the grants in 2014 and 2013 :

	Nine Months Ended September 30,
	2014	2013
Dividend yield	2.0%	2.2%
Volatility	15.2%	21.7%
Risk-free interest rate	1.57%	0.76%
Expected term years	5	5
The following table summarizes option activity under the plans as of September 30, 2014 and changes during the nine-month period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2014	11,161	$81.42
Granted	1,293	128.80
Exercised	(1,150)	63.14
Cancelled or Expired	(83)	109.81
Outstanding at September 30, 2014	11,221	88.54	5.5	$454
Exercisable at September 30, 2014	8,630	$79.33	4.5	$429
The aggregate intrinsic value represents the difference between the company’s closing stock price of $129.00 as of September 30, 2014 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during the quarter and nine months ended September 30, 2014 was $14 million and $78 million, respectively ($25 million and $93 million during the same time periods in 2013, respectively).
Cash received from option exercises under all share-based payment arrangements for the quarter and nine months ended September 30, 2014 was $12 million and $73 million ($29 million and $96 million for the same time period in 2013). The cash tax benefit realized from share-based compensation totaled $5 million and $44 million for the quarter and nine months ended September 30, 2014, of which $28 million in excess tax benefits was classified as financing cash flows for the nine months ended September 30, 2014 ($9 million and $44 million cash tax benefit for the same periods in 2013 of which $31 million represented excess tax benefit for the nine months ended September 30, 2013).
As of September 30, 2014, $23 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.0 year .
Performance-Based and Restricted Stock Awards
During the nine months ended September 30, 2014, the company granted performance-based stock units to employees which vest principally based on the third anniversary of their grant date. The actual number of shares issued in settlement of a vested award can range from zero to 200 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three-year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s common stock on the date of the grant and the estimated performance that will be achieved. Compensation expense will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved.
During the nine months ended September 30, 2014, the company also granted restricted stock units to employees. The majority of the restricted stock units vest at the end of a three-year service period. Compensation expense related to the restricted stock units is recognized on a straight-line basis over the vesting period.
The weighted-average fair value of performance-based stock and restricted stock units granted during the nine months ended September 30, 2014 was $121.16 and $122.73, respectively, ($103.46 and $105.53 for the same period in 2013). This is based on the closing market price of Praxair’s common stock on the grant date adjusted for dividends that will not be paid during the vesting period.
The following table summarizes non-vested performance-based and restricted stock award activity as of September 30, 2014 and changes during the nine months then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2014	867	$99.55	337	$100.41
Granted*	328	121.16	90	122.73
Vested*	(338)	92.06	(107)	95.80
Cancelled	(21)	110.21	(14)	103.64
Non-vested at September 30, 2014	836	$109.10	306	$108.41

* Amounts for performance-based awards include 49 thousand shares which represent actual shares vested in 2014 in excess of original targeted amounts for 2011 grants.
As of September 30, 2014, based on current estimates of future performance, $45 million of unrecognized compensation cost related to performance-based awards is expected to be recognized through the first quarter of 2017 and $17 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized primarily through the first quarter of 2017.
11. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarter and nine months ended September 30, 2014 and 2013 are shown below:

	Quarter Ended September 30,				Nine Months Ended September 30,
	Pensions		OPEB		Pensions		OPEB
(Millions of dollars)	2014	2013	2014	2013	2014	2013	2014	2013
Service cost	$13	$14	$1	$1	$39	$42	$3	$3
Interest cost	31	28	3	3	93	86	9	9
Expected return on plan assets	(40)	(38)	—	—	(120)	(114)	—	—
Net amortization and deferral	15	23	(3)	(1)	46	70	(7)	(3)
Net periodic benefit cost before pension settlement charge	19	27	1	3	58	84	5	9
Pension settlement charge (Note 2)	—	9	—	—	—	9	—	—
Net periodic benefit cost	$19	$36	$1	$3	$58	$93	$5	$9
Praxair estimates that 2014 contributions to its pension plans will be in the area of $20 million, of which $14 million have been made through September 30, 2014.

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
Significant matters are:

•
During May 2009, the Brazilian government published Law 11941/2009 instituting a new voluntary amnesty program (“Refis Program”) which allowed Brazilian companies to settle certain federal tax disputes at reduced amounts. During the 2009 third quarter, Praxair decided that it was economically beneficial to settle many of its outstanding federal tax disputes and such disputes were enrolled in the Refis Program, subject to final calculation and review by the Brazilian federal government. The Company recorded estimated liabilities based on the terms of the Refis Program. Since 2009, Praxair has been unable to reach final agreement on the calculations and recently initiated litigation against the government in an attempt to resolve certain items. Open issues relate to the following matters: (i) application of cash deposits and net operating loss carryforwards to satisfy obligations, (ii) the amount of tax reductions available under the Refis Program, and (iii) income tax deductibility of payments. Although it is difficult to estimate the timing of resolution of legal matters in Brazil, it is possible that individual disputed matters may be resolved during the next year.

•
At September 30, 2014 the most significant non-income and income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters associated with procedural issues and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $190 million. Praxair has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

•
On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines on all five companies. Originally, CADE imposed a civil fine of R$2.2 billion Brazilian reais (US$898 million) against White Martins, the Brazil-based subsidiary of Praxair, Inc. In response to a motion for clarification, the fine was reduced to R$1.7 billion Brazilian reais (US$694 million) due to a calculation error made by CADE. The amount of the fine is subject to indexation using SELIC. On September 2, 2010, Praxair issued a press release and filed a report on Form 8-K rejecting all claims and stating that the fine represents a gross and arbitrary disregard of Brazilian law.

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

13. Segments
Sales and operating profit by segment for the quarters and nine months ended September 30, 2014 and 2013 are shown below. For a description of Praxair’s operating segments, refer to Note 18 to the consolidated financial statements of Praxair’s 2013 Annual Report on Form 10-K.

	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2014	2013	2014	2013
SALES(a)
North America	$1,639	$1,588	$4,847	$4,597
Europe	385	386	1,190	1,138
South America	523	494	1,520	1,561
Asia	426	385	1,212	1,131
Surface Technologies	171	160	514	488
Total sales	$3,144	$3,013	$9,283	$8,915

	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2014	2013	2014	2013
OPERATING PROFIT
North America	$416	$406	$1,192	$1,145
Europe	71	64	228	195
South America	118	115	344	352
Asia	75	67	226	191
Surface Technologies	31	27	93	84
Segment operating profit	711	679	2,083	1,967
Venezuela currency devaluation (Note 2)	—	(9)	—	(32)
Total operating profit	$711	$670	$2,083	$1,935

(a)	Intersegment sales, primarily from North America to other segments, were not significant for the quarters and nine months ended September 30, 2014 and 2013.

14. Equity and Redeemable Noncontrolling Interests
Equity
A summary of the changes in total equity for the quarters and nine months ended September 30, 2014 and 2013 is provided below:

	Quarter Ended September 30,
(Millions of dollars)	2014			2013
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$6,911	$395	$7,306	$5,928	$357	$6,285
Net income (a)	477	12	489	445	12	457
Other comprehensive income (loss)	(566)	(16)	(582)	96	5	101
Noncontrolling interests:
Additions (reductions) (b)	—	4	4	—	—	—
Dividends and other capital changes	—	(7)	(7)	—	(9)	(9)
Redemption value adjustments	—	—	—	(27)	—	(27)
Dividends to Praxair, Inc. common stock holders ($0.65 per share in 2014 and $0.60 per share in 2013)	(189)	—	(189)	(176)	—	(176)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	2	—	2	2	—	2
For employee savings and incentive plans	17	—	17	32	—	32
Purchases of common stock	(118)	—	(118)	(115)	—	(115)
Tax benefit from share-based compensation	4	—	4	7	—	7
Share-based compensation	14	—	14	18	—	18
Balance, end of period	$6,552	$388	$6,940	$6,210	$365	$6,575

	Nine Months Ended September 30,
(Millions of dollars)	2014			2013
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$6,609	$394	$7,003	$6,064	$357	$6,421
Net income (a)	1,392	32	1,424	1,281	31	1,312
Other comprehensive loss	(430)	(17)	(447)	(287)	2	(285)
Noncontrolling interests:
Additions (reductions) (b)	(24)	7	(17)	—	—	—
Dividends and other capital changes	—	(28)	(28)	—	(25)	(25)
Redemption value adjustments	(1)	—	(1)	(40)	—	(40)
Dividends to Praxair, Inc. common stock holders ($1.95 per share in 2014 and $1.80 per share in 2013)	(570)	—	(570)	(531)	—	(531)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	5	—	5	5	—	5
For employee savings and incentive plans	69	—	69	92	—	92
Purchases of common stock	(568)	—	(568)	(458)	—	(458)
Tax benefit from share-based compensation	28	—	28	32	—	32
Share-based compensation	42	—	42	52	—	52
Balance, end of period	$6,552	$388	$6,940	$6,210	$365	$6,575

(a)
Net income for noncontrolling interests excludes Net income related to redeemable noncontrolling interests of $1 million and $9 million for the quarter and nine months ended September 30, 2014 ($5 million and $17 million for the same time periods in 2013, respectively), which is not part of total equity (see redeemable noncontrolling interests section below).

(b)
Praxair increased its ownership in certain consolidated subsidiaries. The difference between the purchase price and the related noncontrolling interests was recorded as a decrease in Praxair's additional paid-in-capital.

The components of AOCI are as follows:

	September 30,	December 31,
(Millions of dollars)	2014	2013
Cumulative translation adjustment - net of taxes
North America	$(514)	$(315)
South America	(1,317)	(1,179)
Europe	(138)	(63)
Asia	(7)	21
Surface Technologies	8	28
	(1,968)	(1,508)
Derivatives - net of taxes	(2)	(4)
Pension / OPEB funded status obligation - net of taxes	(441)	(469)
	$(2,411)	$(1,981)

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
The following is a summary of the changes in redeemable noncontrolling interests for the nine months ended September 30, 2014 and 2013:

(Millions of dollars)	2014	2013
Balance, January 1,	$307	$252
Net income	9	17
Distributions to noncontrolling interest	(9)	(9)
Redemption value adjustments/accretion	1	40
Foreign currency translation and other	(6)	(10)
Purchase of noncontrolling interest *	(112)	—
Balance, September 30,	$190	$290

* In January 2014, Praxair acquired the redeemable noncontrolling interests related to Praxair Distribution Mid-Atlantic, LLC. The cash payment is shown in the financing section of the condensed consolidated statements of cash flows under the caption "Noncontrolling interest transactions and other".

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results

Praxair's sales in the third quarter were 4% above the prior year. Excluding negative currency translation effects which reduced overall sales by 1%, sales grew 5% due to volume growth and higher overall pricing. Volume growth of 3% was primarily driven by new project start-ups in North America and Asia. Reported operating profit was 6% above the prior year, and 5% when compared to adjusted 2013 results. Operating profit growth was driven by higher pricing, primarily in North and South America. Reported net income and diluted earnings per share ("EPS") grew 7% and 9%, respectively, versus 2013 results. When compared to the 2013 adjusted results, net income and EPS grew 6% and 7% respectively. EPS grew faster than net income due to a lower number of shares outstanding. Cash flow from operations was strong at $713 million, which was 23% of sales.

Sales grew 4% in the nine months ended September 30, 2014. Excluding negative currency translation effects which reduced overall sales by 2%, sales grew 6% due to volume growth, higher overall pricing and acquisitions. Volume growth in North America and Asia included new project start-ups. Reported operating profit of $2,083 million grew 8% from the prior-year, and 6% when compared to the adjusted 2013 results. Operating profit grew primarily from higher pricing. Net income and EPS grew 9% and 10%, respectively, versus 2013 results. When compared to the 2013 adjusted results, net income and EPS grew 6% and 7% respectively. EPS grew faster than net income due to a lower number of shares outstanding. Cash flow from operations was strong at $2,096 million, which was 23% of sales and 7% above the comparable period in 2013.
Outlook
Diluted earnings per share for the fourth quarter of 2014 are expected to be in the range of $1.53 to $1.60.
Diluted earnings per share for the full year of 2014 are expected to be in the range of $6.23 to $6.30.
During the fourth quarter, Praxair will offer certain former employees who participate in either of the two U.S. qualified defined pension plans, the option to receive a one-time lump sum payment of their vested pension benefits under the plans rather than receiving lifetime annuity payments of these benefits. Depending on the acceptance rate of the lump sum payment option, a settlement of the related pension obligation could be triggered. As a result a pre-tax pension settlement charge of up to $15 million could be required to be recorded during the fourth quarter. Any potential pension settlement charge is not included in the above earnings guidance.
For the full year of 2014, Praxair expects sales in the area of $12.3 to $12.4 billion. Full-year capital expenditures are expected to be about $1.7 billion.

The company’s core business is to build, own, and operate industrial gas plants in order to supply atmospheric and process gases to customers. As such, Praxair believes that its backlog is one indicator of future sales growth. At September 30, 2014, Praxair’s backlog of 25 large projects under construction was $1.9 billion. This represents the total estimated capital cost of large plants under construction. About a third of this project backlog is in North America and approximately a third is in Asia, which includes projects in China, India and Korea. The rest is in Europe and South America. These plants will supply customers in the energy, chemical, manufacturing, electronics and metals markets.
Praxair provides quarterly updates on operating results, material trends that may affect financial performance, and financial earnings guidance via quarterly earnings releases and investor teleconferences. These updates are available on the company’s website, www.praxair.com, but are not incorporated herein.

The following table provides summary data for the quarters and nine months ended September 30, 2014 and 2013:

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in millions, except per share data)	2014	2013	Variance	2014	2013	Variance
Reported Amounts
Sales	$3,144	$3,013	4%	$9,283	$8,915	4%
Cost of sales, exclusive of depreciation and amortization	$1,780	$1,697	5%	$5,273	$5,045	5%
Gross margin (a)	$1,364	$1,316	4%	$4,010	$3,870	4%
As a percent of sales	43.4%	43.7%		43.2%	43.4%
Selling, general and administrative	$327	$336	(3)%	$988	$1,017	(3)%
As a percent of sales	10.4%	11.2%		10.6%	11.4%
Depreciation and amortization	$301	$281	7%	$879	$822	7%
Venezuela currency devaluation and other charges (b)	$—	$9		$—	$32
Other income (expense) - net	$—	$4		$12	$8
Operating profit	$711	$670	6%	$2,083	$1,935	8%
As a percent of sales	22.6%	22.2%		22.4%	21.7%
Interest expense - net	$45	$41	10%	$134	$122	10%
Effective tax rate	28.1%	27.8%		28.0%	28.3%
Income from equity investments	$11	$8	38%	$30	$29	3%
Noncontrolling interests	$(13)	$(17)	(24)%	$(41)	$(48)	(15)%
Net income - Praxair, Inc.	$477	$445	7%	$1,392	$1,281	9%
Diluted earnings per share	$1.62	$1.49	9%	$4.70	$4.28	10%
Diluted shares outstanding	295,239	298,357	(1)%	296,240	299,077	(1)%
2013 Adjusted Amounts (c)
Operating profit	$711	$679	5%	$2,083	$1,967	6%
As a percent of sales	22.6%	22.5%		22.4%	22.1%
Effective tax rate	28.1%	27.9%		28.0%	28.0%
Net income - Praxair, Inc.	$477	$451	6%	$1,392	$1,310	6%
Diluted earnings per share	$1.62	$1.51	7%	$4.70	$4.38	7%

(a)	Gross margin excludes depreciation and amortization expense.

(b)	See Note 2 to the condensed consolidated financial statements.

(c)
Adjusted amounts are non-GAAP measures which exclude the impact of the Venezuela currency devaluation in the first quarter of 2013 and the pension settlement charge in the third quarter of 2013 (see Note 2 to the condensed consolidated financial statements). A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A.

Results of Operations
The changes in consolidated sales and operating profit compared to the prior year are attributable to the following:

	Quarter Ended September 30, 2014 vs. 2013		Nine Months Ended September 30, 2014 vs. 2013
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	3%	1%	3%	1%
Price	2%	7%	2%	8%
Cost pass-through	—%	—%	—%	—%
Currency	(1)%	(1)%	(2)%	(2)%
Acquisitions/divestitures	—%	—%	1%	1%
Other	—%	(1)%	—%	—%
Reported	4%	6%	4%	8%
Venezuela currency devaluation and other charges	—%	(1)%	—%	(2)%
Adjusted	4%	5%	4%	6%
The following tables provide sales by end-market and distribution method:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change	% of Sales		% Change
	2014	2013	Organic Sales*	2014	2013	Organic Sales*
Sales by End Markets
Manufacturing	24%	23%	6%	24%	24%	3%
Metals	17%	17%	3%	17%	18%	4%
Energy	13%	13%	3%	13%	12%	8%
Chemicals	10%	11%	—%	10%	10%	5%
Electronics	7%	8%	1%	7%	8%	—%
Healthcare	8%	8%	8%	8%	8%	4%
Food & Beverage	8%	8%	8%	8%	8%	7%
Aerospace	3%	3%	(3)%	3%	3%	—%
Other	10%	9%	19%	10%	9%	11%
	100%	100%		100%	100%
 *    Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2014	2013	2014	2013
Sales by Distribution Method**
On- Site	29%	28%	29%	27%
Merchant	34%	34%	34%	34%
Packaged Gas	29%	29%	29%	29%
Other	8%	9%	8%	10%
	100%	100%	100%	100%
** Prior year amounts have been reclassified to conform to the current presentation.

Sales grew $131 million, or 4%, in the third quarter ended September 30, 2014 versus the respective 2013 period. Underlying sales grew 5% from higher pricing and volume growth driven by new project start-ups primarily in North America and Asia. Sales growth was strongest to the manufacturing, healthcare and food & beverage end markets. For the nine-month period sales grew $368 million, or 4%. Underlying sales grew 5% from higher pricing, and volume growth primarily in North

America and Asia. Acquisitions, including NuCO2 and Dominion Technology Gases, acquired in 2013, contributed 1% to sales growth in the nine-month period.

Gross margin increased $48 million, or 4%, for the quarter and increased $140 million, or 4%, for the nine months ended September 30, 2014 versus the respective 2013 periods primarily due to higher sales. Cost of sales, exclusive of depreciation and amortization in both the quarter and nine-month periods ended September 30, 2014 included a $9 million benefit related to a change in accounting principle (see notes 1 and 4 to the condensed consolidated financial statements).

Selling, general and administrative expenses ("SGA") decreased $9 million, or 3%, in the quarter and decreased $29 million, or 3%, for the nine months ended September 30, 2014 versus the respective 2013 periods. The decrease in the third quarter was primarily due to lower costs, including incentive compensation, which decreased SGA by $8 million and currency effects which reduced SGA by $3 million, which were partially offset by an increase of $2 million each due to acquisitions and project start-ups. The decrease for the nine months ended September 30, 2014 was primarily due to lower costs, including incentive compensation, which decreased SGA by $24 million and currency effects which reduced SGA by $20 million, which were partially offset by an increase of $13 million due to acquisitions. As a result, SGA as a percent of sales was lower as compared to the prior year in both the quarter and nine-month periods.

Depreciation and amortization expense increased $20 million, or 7%, for the third quarter and increased $57 million, or 7%, for the nine months ended September 30, 2014 versus the respective 2013 periods primarily due to new project start-ups.

Other income (expense) – net was zero in the third quarter, compared to a $4 million benefit in the prior-year quarter. The 2013 quarter included gains on assets sales. For the year-to-date period, other income was a $12 million benefit, compared to a $8 million benefit in the prior-year. Other income was higher for the year-to-date period primarily due to higher partnership income and an asset sale in South America.

Operating profit increased $41 million, or 6%, for the third quarter of 2014 versus the respective 2013 period and increased 5% versus 2013 adjusted operating profit. For the nine-month period operating profit increased $148 million, or 8% versus the respective 2013 period, and 6% versus 2013 adjusted operating profit. The increase in operating profit in both periods was primarily driven by higher gross margin and lower SGA expenses, partially offset by higher depreciation and amortization. A discussion of operating profit by segment is included in the segment discussion that follows.

Interest expense-net increased $4 million, or 10%, for the quarter and $12 million, or 10%, for the nine months versus the respective 2013 periods. Lower average interest rates reduced interest expense by $6 million and $26 million for the quarter and nine month periods, respectively. However, this decrease was more than offset by the impact of lower capitalized interest which increased interest expense by $8 million and $27 million for the quarter and nine month periods, respectively, and higher debt levels which also increased interest expense by $2 million and $11 million for the quarter and nine month periods, respectively.

The effective tax rate was approximately 28% for all periods presented.

Praxair’s significant sources of equity income are in China, Italy, and the Middle East. For the quarter, equity income increased $3 million primarily from investments in Asia and for the nine months equity income increased $1 million, primarily from investments in Europe, versus the respective 2013 periods.

At September 30, 2014, non-controlling interests consisted primarily of non-controlling shareholders' investments in Asia (primarily China and India), Europe (primarily Italy and Scandinavia), and North America (primarily within the US packaged gas business). Non-controlling interests decreased $4 million for the quarter and $7 million for the nine months ended September 30, 2014 versus the respective periods in 2013 due primarily to the acquisition of the noncontrolling interest in a US packaged gas business in the first quarter of 2014.

Net income-Praxair, Inc. increased $32 million, or 7%, and $111 million, or 9% for the quarter and nine months ended September 30, 2014, versus the respective 2013 periods. Net income increased 6% in the quarter and nine-month periods from 2013 adjusted amounts, primarily due to higher operating profit partially offset by higher interest expense.

EPS of $1.62 for the quarter increased 9% from the prior-year on a reported basis, and increased 7% from 2013 adjusted EPS. For the nine-month period EPS of $4.70 increased 10% from 2013 reported EPS, and 7% from adjusted EPS. These increases for both the quarter and nine-month periods versus the respective prior-year periods are attributable to higher net income and reductions in the number of diluted shares outstanding as a result of the company's net repurchases of common stock.

Other Comprehensive Income

Other comprehensive loss for the third quarter of $588 million results from negative currency translation adjustments of $609 million, partially offset by a $21 million positive adjustment related to the funded status of retirement obligations. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars (see “Currency” section of the MD&A for exchange rates). The negative translation adjustments in the quarter resulted primarily from the strengthening of the U.S. dollar against most major currencies. The largest currency movements were $257 million in South America, principally related to Brazil, $204 million in North America related to Canada and Mexico, and $61 million in Europe related to Germany, Italy and Spain. The remaining adjustments relate to Asia and Surface Technologies.

Other comprehensive loss for the nine months ended September 30, 2014 of $453 million includes negative currency translation adjustments of $483 million, partially offset by a positive adjustment of $28 million related to the funded status of retirement obligations. The negative translation adjustment resulted primarily from currency movements of $138 million in South America, principally related to Brazil, $199 million in North America related to Canada and Mexico, and $75 million in Europe related to Germany, Italy and Spain. The remaining adjustments relate to Asia and Surface Technologies.

Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows.

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in millions)	2014	2013	Variance	2014	2013	Variance
SALES
North America	$1,639	$1,588	3%	$4,847	$4,597	5%
Europe	385	386	—%	1,190	1,138	5%
South America	523	494	6%	1,520	1,561	(3)%
Asia	426	385	11%	1,212	1,131	7%
Surface Technologies	171	160	7%	514	488	5%
	$3,144	$3,013	4%	$9,283	$8,915	4%
OPERATING PROFIT
North America	$416	$406	2%	$1,192	$1,145	4%
Europe	71	64	11%	228	195	17%
South America	118	115	3%	344	352	(2)%
Asia	75	67	12%	226	191	18%
Surface Technologies	31	27	15%	93	84	11%
Segment operating profit	711	679	5%	2,083	1,967	6%
Venezuela currency devaluation (Note 2)	—	(9)		—	(32)
Total operating profit	$711	$670	6%	$2,083	$1,935	8%

North America

	Quarter Ended September 30,			Nine Months Ended September 30,
	2014	2013	Variance	2014	2013	Variance
Sales	$1,639	$1,588	3%	$4,847	$4,597	5%
Cost of sales, exclusive of depreciation and amortization	888	850		2,654	2,465
Gross margin	751	738		2,193	2,132
Operating expenses	181	186		546	569
Depreciation and amortization	154	146		455	418
Operating profit	$416	$406	2%	$1,192	$1,145	4%
Margin %	25.4%	25.6%		24.6%	24.9%

	Quarter Ended September 30, 2014 vs. 2013		Nine Months Ended September 30, 2014 vs. 2013
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	1%	(1)%	3%	—%
Price	1%	4%	1%	5%
Cost pass-through	1%	—%	1%	—%
Currency	(1)%	(1)%	(1)%	(2)%
Acquisitions/divestitures	1%	—%	1%	1%
Other	—%	—%	—%	—%
	3%	2%	5%	4%
The following tables provide sales by end-market and distribution method:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change	% of Sales		% Change
	2014	2013	Organic Sales	2014	2013	Organic Sales
Sales by End Markets
Manufacturing	29%	29%	4%	29%	30%	3%
Metals	12%	12%	4%	12%	13%	1%
Energy	20%	18%	2%	20%	18%	14%
Chemicals	10%	10%	2%	10%	10%	3%
Electronics	4%	6%	14%	4%	5%	3%
Healthcare	7%	7%	5%	7%	7%	2%
Food & Beverage	9%	9%	4%	8%	8%	3%
Aerospace	1%	1%	(12)%	1%	1%	(3)%
Other	8%	8%	11%	9%	8%	10%
	100%	100%		100%	100%

	Quarter Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2014	2013	2014	2013
Sales by Distribution Method
On- Site	30%	30%	31%	28%
Merchant	36%	36%	36%	36%
Packaged Gas	32%	32%	32%	34%
Other	2%	2%	1%	2%
	100%	100%	100%	100%

The North America segment includes Praxair's industrial gases operations in the United States, Canada and Mexico.
North America segment sales increased $51 million, or 3%, in the quarter as compared to the prior year and 4% ex-currency translation impacts. Underlying sales growth was 2%, driven primarily by higher volumes and price. Sales grew to the manufacturing, metals, food & beverage and healthcare end-markets. Higher sales to energy markets in the U.S. and Canada were partially offset by weaker sales in Mexico. Acquisitions of packaged gas distributors added 1% growth during the current quarter. Higher cost pass-through, primarily higher natural gas prices passed through to hydrogen customers, increased sales by 1%. For the year-to-date period, sales grew $250 million, or 5%. Underlying sales growth of 4% came primarily from higher pricing and higher volumes driven by new project start-ups. Cost pass-through added 1% growth. Packaged gases sales were higher for the nine months ended September 30, 2014, primarily due to growth in the U.S. business. Packaged gases sales are lower as a percentage of total sales for the segment as compared to the prior-year period, due to the contribution of new projects which increased the percentage of on-site sales.
North America segment operating profit increased $10 million, or 2%, in the quarter as compared to the prior year and 3% ex-currency translation impacts. The increase was primarily driven by higher pricing. Depreciation and amortization increased $8 million quarter over quarter primarily due primarily to acquisitions and new project start-ups. Operating profit increased $47 million, or 4%, for the nine months ended September 30, 2014 versus the respective 2013 period and 6% ex-currency, primarily due to higher pricing. Depreciation and amortization increased $37 million for the nine-month period primarily due to acquisitions and project start-ups. The 2014 quarter and nine-month periods included a $9 million benefit related to a change in accounting principle for LIFO inventories (see notes 1 and 4 to the condensed consolidated financial statements). The 2013 quarter and nine-month periods included a $23 million benefit related to a contract settlement in the United States.
Europe

	Quarter Ended September 30,			Nine Months Ended September 30,
	2014	2013	Variance %	2014	2013	Variance %
Sales	$385	$386	—%	$1,190	$1,138	5%
Cost of sales, exclusive of depreciation and amortization	218	224		666	653
Gross margin	167	162		524	485
Operating expenses	53	55		168	165
Depreciation and amortization	43	43		128	125
Operating profit	$71	$64	11%	$228	$195	17%
Margin %	18.4%	16.6%		19.2%	17.1%

	Quarter Ended September 30, 2014 vs. 2013		Nine Months Ended September 30, 2014 vs. 2013
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	1%	7%	1%	5%
Price	1%	4%	1%	6%
Cost pass-through	(1)%	—%	(1)%	—%
Currency	(1)%	—%	2%	3%
Acquisitions/divestitures	—%	—%	2%	3%
Other	—%	—%	—%	—%
	—%	11%	5%	17%

The following tables provide sales by end-market and distribution method:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change	% of Sales		% Change
	2014	2013	Organic Sales	2014	2013	Organic Sales
Sales by End Markets
Manufacturing	21%	22%	1%	22%	22%	4%
Metals	16%	15%	7%	16%	16%	2%
Energy	7%	7%	4%	7%	5%	(1)%
Chemicals	15%	16%	(11)%	15%	17%	(8)%
Electronics	7%	7%	1%	7%	7%	—%
Healthcare	11%	11%	3%	11%	11%	(1)%
Food & Beverage	10%	10%	5%	9%	9%	7%
Aerospace	—%	1%	(42)%	—%	1%	(15)%
Other	13%	11%	4%	13%	12%	3%
	100%	100%		100%	100%

	Quarter Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2014	2013	2014	2013
Sales by Distribution Method
On- Site	18%	19%	18%	20%
Merchant	35%	34%	35%	34%
Packaged Gas	43%	43%	43%	42%
Other	4%	4%	4%	4%
	100%	100%	100%	100%
Europe segment sales in third quarter were relatively flat as compared to prior-year quarter. Sales excluding unfavorable currency and lower cost pass-through grew 2% for the quarter from moderately higher volumes and pricing. Volumes were higher in most countries. Sales growth was driven by metals, food & beverage, healthcare and manufacturing end-markets. For the nine-month period sales increased $52 million, or 5%, versus 2013. Excluding the impact of cost pass-through and currency, period sales increased 4% from the prior year. The increase was primarily due to an acquisition in Italy and moderately higher volumes and pricing.
Europe segment operating profit increased by $7 million, or 11% quarter-over-quarter, due to higher gross margin driven by higher pricing and productivity gains. For the nine-month period operating profit increased by $33 million, or 17% from 2013. Excluding currency impacts, the increase in operating profit was primarily from higher pricing, higher volumes and an acquisition in Italy.
South America

	Quarter Ended September 30,			Nine Months Ended September 30,
	2014	2013	Variance	2014	2013	Variance
Sales	$523	$494	6%	$1,520	$1,561	(3)%
Cost of sales, exclusive of depreciation and amortization	287	271		842	867
Gross margin	236	223		678	694
Operating expenses	72	65		199	205
Depreciation and amortization	46	43		135	137
Operating profit	$118	$115	3%	$344	$352	(2)%
Margin %	22.6%	23.3%		22.6%	22.5%

	Quarter Ended September 30, 2014 vs. 2013		Nine Months Ended September 30, 2014 vs. 2013
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	3%	(1)%	1%	(3)%
Price	5%	19%	4%	19%
Cost pass-through	—%	—%	—%	—%
Currency	(2)%	(2)%	(8)%	(9)%
Acquisitions/divestitures	—%	—%	—%	—%
Other	—%	(13)%	—%	(9)%
	6%	3%	(3)%	(2)%
The following tables provide sales by end-market and distribution method:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change Organic Sales	% of Sales		% Change Organic Sales
	2014	2013		2014	2013
Sales by End Markets
Manufacturing	22%	21%	10%	21%	22%	3%
Metals	25%	28%	(5)%	28%	29%	2%
Energy	2%	2%	25%	2%	2%	(53)%
Chemicals	9%	9%	8%	9%	9%	47%
Electronics	—%	—%	—%	—%	—%	—%
Healthcare	18%	17%	14%	17%	17%	9%
Food & Beverage	13%	12%	18%	13%	11%	17%
Aerospace	—%	—%	—%	—%	—%	—
Other	11%	11%	7%	10%	10%	(3)%
	100%	100%		100%	100%

	Quarter Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2014	2013	2014	2013
Sales by Distribution Method
On- Site	25%	24%	26%	25%
Merchant	43%	43%	42%	43%
Packaged Gas	30%	30%	29%	31%
Other	2%	3%	3%	1%
	100%	100%	100%	100%
South America segment sales in the third quarter increased $29 million or 6% versus the prior-year quarter. Excluding unfavorable currency translation impacts of 2%, sales grew 8% primarily from higher pricing. Sales growth came from the manufacturing, healthcare and food and beverage end-markets. For the nine-month period sales decreased $41 million, or 3% from 2013. Sales growth excluding negative currency impacts was 5% due primarily to higher pricing.
Segment operating profit increased $3 million, or 3%, in the third quarter. For the nine month period operating profit decreased $8 million, or 2%. Excluding negative currency effects, operating profit increased 5% in the third quarter due to higher pricing partially offset by cost inflation. On-site volumes were lower than prior year, while merchant and packaged gas volumes remained stable with prior year. Excluding negative currency effects, operating profit increased 7% for the nine-month period due to higher price, partially offset by cost inflation.
Refer to the "Currency" section of this Management's Discussion and Analysis for a discussion of the currency environment in Venezuela.

Asia

	Quarter Ended September 30,			Nine Months Ended September 30,
	2014	2013	Variance	2014	2013	Variance
Sales	$426	$385	11%	$1,212	$1,131	7%
Cost of sales, exclusive of depreciation and amortization	278	249		779	745
Gross margin	148	136		433	386
Operating expenses	26	30		79	84
Depreciation and amortization	47	39		128	111
Operating profit	$75	$67	12%	$226	$191	18%
Margin %	17.6%	17.4%		18.6%	16.9%

	Quarter Ended September 30, 2014 vs. 2013		Nine Months Ended September 30, 2014 vs. 2013
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume / Sale of Equipment	10%	1%	8%	7%
Price	1%	4%	1%	6%
Cost pass-through	(1)%	—%	(1)%	—%
Currency	1%	1%	(1)%	—%
Acquisitions/divestitures	—%	—%	—%	—%
Other	—%	6%	—%	5%
	11%	12%	7%	18%
The following tables provide sales by end-market and distribution method:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change Organic Sales	% of Sales		% Change Organic Sales
	2014	2013		2014	2013
Sales by End Markets
Manufacturing	11%	10%	21%	10%	11%	(1)%
Metals	28%	28%	8%	28%	27%	13%
Energy	2%	3%	(8)%	2%	2%	54%
Chemicals	11%	14%	(3)%	12%	13%	(2)%
Electronics	29%	33%	(6)%	31%	34%	—%
Healthcare	1%	1%	—%	1%	1%	14%
Food & Beverage	2%	2%	—%	2%	2%	(2)%
Aerospace	—%	—%	—%	—%	—%	—%
Other	16%	9%	86%	14%	10%	45%
	100%	100%		100%	100%

	Quarter Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2014	2013	2014	2013
Sales by Distribution Method
On- Site	54%	48%	51%	47%
Merchant	27%	28%	28%	29%
Packaged Gas	11%	12%	12%	11%
Other	8%	12%	9%	13%
	100%	100%	100%	100%

Asia segment sales increased $41 million, or 11%, in the third quarter as compared to the prior year. Volume growth of 10% came from new project start-ups in India and Korea and included $29 million related to the sale of equipment to a joint venture in China. Higher pricing contributed to a 1% increase in sales and was primarily due to higher helium pricing. Cost pass-through related to the contractual pass-through of precious metals and power costs decreased sales by 1%, with minimal impact on operating profit. By end-market, the strongest sales growth came from metals and manufacturing. The sale of equipment in China coupled with higher on-site volumes in India and Korea accounted for the increase in on-site sales as a percentage of total segment sales. For the year-to-date period, sales increased $81 million, or 7%. Volume growth of 8% was primarily driven by new project start-ups in China, India and Korea and included $47 million related to the sale of equipment which is shown within the other end-market.
Asia segment operating profit increased $8 million, or 12% for the third quarter 2014 as compared to the prior year. Higher volumes and pricing resulted in a 5% increase. Depreciation and amortization expense increased $8 million as compared to the prior-year quarter primarily due to new plant start-ups. Operating profit increased $35 million, or 18%, for the nine months ended September 30, 2014 as compared to the prior year. Higher volumes and pricing resulted in a 13% increase. The 2013 quarter and nine-month periods included a benefit from the settlement of a prior-year receivable for $8 million in China ($3 million after-tax and noncontrolling interest). Lower operating expenses contributed to the increase in operating profit for both periods.
Surface Technologies

	Quarter Ended September 30,			Nine Months Ended September 30,
	2014	2013	Variance	2014	2013	Variance
Sales	$171	$160	7%	$514	$488	5%
Cost of sales, exclusive of depreciation and amortization	109	103		332	315
Gross margin	62	57		182	173
Operating expenses	20	20		56	58
Depreciation and amortization	11	10		33	31
Operating profit	$31	$27	15%	$93	$84	11%
Margin %	18.1%	16.9%		18.1%	17.2%

	Quarter Ended September 30, 2014 vs. 2013		Nine Months Ended September 30, 2014 vs. 2013
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume/Price	3%	11%	1%	5%
Cost pass-through	—%	—%	—%	—%
Currency	1%	1%	1%	1%
Acquisitions/divestitures	(1)%	(1)%	—%	—%
Other*	4%	4%	3%	5%
	7%	15%	5%	11%

* Other includes business transfers.

The following table provides sales by end-market:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change	% of Sales		% Change
	2014	2013	Organic Sales	2014	2013	Organic Sales
Sales by End Markets
Manufacturing	13%	14%	—%	13%	13%	1%
Metals	8%	8%	—%	8%	8%	6%
Energy	28%	28%	10%	28%	28%	—%
Chemicals	3%	2%	26%	2%	2%	—%
Electronics	—%	1%	—%	1%	1%	—%
Healthcare	—%	—%	—%	—%	—%	—%
Food & Beverage	3%	2%	16%	3%	3%	5%
Aerospace	34%	35%	3%	33%	34%	2%
Other	11%	10%	9%	12%	11%	12%
	100%	100%		100%	100%
Surface Technologies segment sales increased $11 million, or 7%, in the quarter versus the prior-year period. Underlying sales increased 3% primarily from higher sales to the energy and aerospace end-markets. Currency increased sales by 1% primarily due to a stronger British pound versus the U.S. dollar. For the nine-month period, underlying sales increased 1% also due to higher sales to aerospace and industrial customers.

Surface Technologies segment operating profit increased $4 million, or 15%, in the third quarter primarily due to higher pricing and volume. Operating profit increased $9 million, or 11%, for the nine months ended September 30, 2014 versus the respective 2013 periods, primarily from higher pricing and productivity gains which more than offset cost inflation.

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
To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2014 Consolidated Sales (a)	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		September 30,	December 31,
Currency		2014	2013	2014	2013
Brazilian real	13%	2.29	2.11	2.45	2.34
Euro	12%	0.74	0.76	0.79	0.73
Canadian dollar	8%	1.09	1.02	1.12	1.06
Mexican peso	6%	13.12	12.67	13.43	13.04
Chinese yuan	6%	6.17	6.18	6.14	6.05
Indian rupee	3%	60.73	57.18	61.76	61.80
Korean won	3%	1,042	1,105	1,055	1,050
Norwegian krone	1%	6.11	5.81	6.43	6.07
Singapore dollar	<1%	1.26	1.25	1.28	1.26
Argentine peso	<1%	7.97	5.27	8.43	6.52
Colombian peso	<1%	1,942	1,853	2,022	1,927
Russian ruble	<1%	35.43	31.58	39.60	32.87
Thailand bhat	<1%	32.40	30.36	32.43	32.71
Venezuelan bolivar fuerte (b)	<1%	6.30	5.87	6.30	6.30

(a)	Certain Surface Technologies segment sales are included in European, Indian and Brazilian sales.

(b)
Effective March 24, 2014, the Venezuelan government introduced a new exchange control market-based mechanism (referred to as “SICAD 2”) which may allow companies to obtain U.S. dollars for any purpose, including dividend remittances. Through September 30, 2014, SICAD 2 market-based transactions were limited and it is not clear whether the Company will be able to exchange Venezuelan bolivar fuerte ("VEF") to U.S. dollars to pay its foreign denominated obligations and/or to make dividend and royalty remittances. Therefore, Praxair has continued to use the official 6.3 exchange rate for remeasurement purposes and will continue to monitor current developments. At September 30, 2014 the SICAD 2 rate was 49.99 VEF per U.S. dollar. In Venezuela, Praxair’s 2014 year-to-date sales were approximately $84 million and at September 30, 2014 Praxair’s net asset position was approximately $127 million, including $55 million of VEF denominated cash. If the VEF devalued from the current official 6.3 rate or if the Company determined that it was more appropriate to use another exchange rate for translation purposes, it would result in a charge to earnings in the period of devaluation. Based on its September 30, 2014 balance sheet, Praxair estimates that it would incur a pre-tax charge of approximately $12 million for every 10% devaluation of the VEF versus the U.S. dollar.

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Nine Months Ended September 30,
	2014	2013
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income - Praxair, Inc. plus depreciation and amortization	$2,271	$2,103
Noncontrolling interests	41	48
Net income plus depreciation and amortization (including noncontrolling interests)	2,312	2,151
Adjustments to reconcile net income to net cash provided by operating activities:
Venezuela currency devaluation (a)	—	23
Deferred income taxes	(32)	88
Working capital	(181)	(238)
Pension contributions	(14)	(48)
Other - net	11	(23)
Net cash provided by operating activities	$2,096	$1,953
INVESTING ACTIVITIES
Capital expenditures	(1,207)	(1,504)
Acquisitions, net of cash acquired	(191)	(1,311)
Divestitures and asset sales	86	65
Net cash used for investing activities	$(1,312)	$(2,750)
FINANCING ACTIVITIES
Debt increases (reductions) - net	394	1,670
Issuances (purchases) of common stock - net	(477)	(350)
Cash dividends - Praxair, Inc. shareholders	(570)	(531)
Excess tax benefit on share-based compensation	28	31
Noncontrolling interest transactions and other	(123)	(24)
Net cash (used for) provided by financing activities	$(748)	$796

(a)	See Note 2 to the condensed consolidated financial statements.
Cash Flow from Operations
Cash provided by operations of $2,096 million for the nine months ended September 30, 2014 increased $143 million, or 7%, versus 2013. The increase was primarily due to higher net income plus depreciation and amortization expense.
Praxair estimates that total 2014 contributions to its pension plans will be in the area of $20 million, of which $14 million have been made through September 30, 2014. At a minimum, Praxair contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the amount and timing of discretionary contributions from year to year.
Investing
Net cash used for investing of $1,312 million for the nine months ended September 30, 2014 decreased $1,438 million versus 2013 primarily due to lower acquisition expenditures, primarily the acquisition of NuCO2 in 2013.
Capital expenditures for the nine months ended September 30, 2014 were $1,207 million, $297 million lower than the prior year. Capital expenditures related primarily to the construction of large growth projects.

Acquisitions of $191 million included the acquisition of an industrial gases business in Italy and packaged gas businesses in North and South America. Acquisitions in the prior-year period of $1,311 were primarily the acquisition of NuCO2 in North America. (see Note 3 to the condensed consolidated financial statements).
For the nine months ended September 30, 2014 divestitures and asset sales were $86 million, primarily the sale of Praxair's industrial gas business in France in the first quarter.
Financing
Cash used for financing activities was $748 million for the nine-month period. Cash dividends of $570 million were above prior year due to an increase in dividends per share to $1.95 from $1.80. In 2014, noncontrolling interest transactions and other includes the purchase of the redeemable noncontrolling interests of Praxair Distribution Mid-Atlantic, LLC (see Note 14 to the condensed consolidated financial statements).
In March 2014, Praxair issued €600 million ($754 million) of 1.50% Euro-denominated notes due 2020, and repaid $300 million of 4.375% notes that became due.

Other Financial Data

Praxair's debt to capital ratio was 55.7% at September 30, 2014 versus 56.4% at September 30, 2013. The decrease is primarily attributable to a higher capital base due to higher net income partially offset by stock repurchases, dividends and other comprehensive income.

After-tax return on capital ("ROC") decreased to 12.6% for the four-quarter trailing period ended September 30, 2014 versus 12.8% for the 2013 period. This decrease reflects higher average debt levels due primarily to acquisitions in 2013.

Return on equity ("ROE") for the four-quarter trailing period ended September 30, 2014 remained strong at 28.2%.

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
The following are the non-GAAP measures presented in the MD&A:

	September 30,
(Dollar amounts in millions, except per share data)	2014	2013
Debt-to-capital	55.7%	56.4%
After-tax return on capital	12.6%	12.8%
Return on equity	28.2%	28.4%
Debt-to-adjusted EBITDA	2.2	2.2

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
2013 Adjusted amounts:*
Operating profit	$711	$679	$2,083	$1,967
As a percent of sales	22.6%	22.5%	22.4%	22.1%
EBITDA	$1,023	$968	$2,992	$2,818
EBITDA margin	32.5%	32.1%	32.2%	31.6%
Effective tax rate	28.1%	27.9%	28.0%	28.0%
Net income - Praxair, Inc.	$477	$451	$1,392	$1,310
Diluted earnings per share	$1.62	$1.51	$4.70	$4.38

*
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

	Nine Months Ended September 30,
	2014	2013
(Dollar amounts in millions)
Debt	$9,121	$9,026
Less: cash and cash equivalents	(168)	(134)
Net debt	8,953	8,892
Equity and redeemable noncontrolling interests
Redeemable noncontrolling interests	190	290
Praxair, Inc. shareholders’ equity	6,552	6,210
Noncontrolling interests	388	365
Total equity and redeemable noncontrolling interests	7,130	6,865
Capital	$16,083	$15,757
DEBT-TO-CAPITAL RATIO	55.7%	56.4%

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

	2014			2013
	Four Quarter Trailing	Nine Months Ended	Three Months Ended	Four Quarter Trailing	Nine Months Ended	Three Months Ended
		September 30, 2014	December 31, 2013		September 30, 2013	December 31, 2012
(Dollar amounts in millions)
Adjusted operating profit (see below)	$2,773	$2,083	$690	$2,583	$1,967	$616
Less: adjusted income taxes (see below)	(728)	(546)	(182)	(678)	(516)	(162)
Less: tax benefit on interest expense*	(49)	(38)	(11)	(43)	(33)	(10)
Add: equity income	39	30	9	38	29	9
Net operating profit after-tax (NOPAT)	$2,035	$1,529	$506	$1,900	$1,447	$453
Capital:
September 30th,	$16,083			$15,757
June 30th,	$16,492			$15,548
March 31st,	$16,319			$15,344
December 31st, 2013 & 2012	$15,983			$13,878
September 30th, 2013 & 2012	$15,757			$13,617
Five-quarter average	$16,127			$14,829
After-tax ROC	12.6%			12.8%

*	Tax benefit on interest expense is computed using the effective rate. The effective tax rate used was 28% for 2014 and 2013.

Return on Praxair, Inc. Shareholders’ Equity (ROE)
Return on Praxair, Inc. shareholders’ equity is a measure used by investors, financial analysts and management to evaluate operating performance from a Praxair shareholder perspective. ROE measures the net income attributable to Praxair, Inc. that the company was able to generate with the money shareholders have invested.

	2014			2013
	Four Quarter Trailing	Nine Months Ended	Three Months Ended	Four Quarter Trailing	Nine Months Ended	Three Months Ended
		September 30, 2014	December 31, 2013		September 30, 2013	December 31, 2012
(Dollar amounts in millions)
Adjusted Net income - Praxair, Inc. (see below)	$1,854	$1,392	$462	$1,724	$1,310	$414
Praxair, Inc. shareholders’ equity
September 30th,	$6,552			$6,210
June 30th,	$6,911			$5,928
March 31st,	$6,600			$6,169
December 31st, 2013 & 2012	$6,609			$6,064
September 30th, 2013 & 2012	$6,210			$6,015
Five-quarter average	$6,576			$6,077
ROE	28.2%			28.4%

Adjusted EBITDA, Adjusted EBITDA Margin and Debt-to-Adjusted EBITDA Ratio
These measures are used by investors, financial analysts and management to assess a company’s ability to meet its financial obligations.

	Quarter Ended September 30,
	2014	2013
(Dollar amounts in millions)
Adjusted net income - Praxair, Inc. (see below)	$477	$451
Add: noncontrolling interest	13	17
Add: interest expense - net	45	41
Add: adjusted income taxes (see below)	187	178
Add: depreciation and amortization	301	281
Adjusted EBITDA	$1,023	$968

Reported Sales	3,144	3,013
Adjusted EBITDA Margin	32.5%	32.1%

	2014			2013
	Four Quarter Trailing	Nine Months Ended	Three Months Ended	Four Quarter Trailing	Nine Months Ended	Three Months Ended
		September 30, 2014	December 31, 2013		September 30, 2013	December 31, 2012
(Dollar amounts in millions)
Adjusted net income - Praxair, Inc. (see below)	$1,854	$1,392	$462	$1,724	$1,310	$414
Add: adjusted noncontrolling interest (see below)	58	41	17	62	48	14
Add: interest expense - net	172	134	38	157	122	35
Add: adjusted income taxes (see below)	728	546	182	678	516	162
Add: depreciation and amortization	1,166	879	287	1,076	822	254
Adjusted EBITDA	$3,978	$2,992	$986	$3,697	$2,818	$879

Reported Sales		9,283			8,915
Adjusted EBITDA Margin		32.2%			31.6%

Net Debt:
September 30th,	$8,953			$8,892
June 30th,	$8,992			$9,004
March 31st,	$9,126			$8,563
December 31st, 2013 & 2012	$8,673			$7,205
September 30th, 2013 & 2012	$8,892			$7,028
Five-quarter average	$8,927			$8,138
DEBT-TO-ADJUSTED EBITDA RATIO	2.2			2.2

Adjusted Amounts
Adjusted amounts for the quarter ended September 30, 2013 exclude the impact of the Venezuela currency devaluation. Adjusted amounts for the nine months ended September 30, 2013 exclude the impact of the Venezuela currency devaluation and pension settlement. Adjusted amounts for the three months ended December 31, 2013 exclude the impact of the bond redemption charge and income tax benefit. The company does not believe these items are indicative of on-going business trends and, accordingly, the impact is excluded from the reported amounts so that investors can better evaluate and analyze historical and future business trends on a consistent basis. For a description of these items, refer to Notes 2, 5 & 11 to the consolidated financial statements of Praxair’s 2013 Annual Report on Form 10-K.
Certain amounts for 2014 and 2012 have been included for reference purposes and to facilitate the calculations contained herein.

	Quarter Ended September 30,		Nine Months Ended September 30,		Quarter Ended December 31,
(Dollar amounts in millions, except per share data)	2014	2013	2014	2013	2013	2012
Adjusted Operating Profit
Reported operating profit	$711	$670	$2,083	$1,935	$690	$616
Add: Venezuela currency devaluation	—	—	—	23	—	—
Add: Pension settlement charge	—	9	—	9	—	—
Total adjustments	—	9	—	32	—	—
Adjusted operating profit	$711	$679	$2,083	$1,967	$690	$616
Reported percent change	6%		8%
Adjusted percent change	5%		6%
Adjusted Interest Expense
Reported interest expense	$45	$41	$134	$122	$56	$35
Less: Bond redemption	—	—	—	—	(18)	—
Total adjustments	—	—	—	—	(18)	—
Adjusted interest expense	$45	$41	$134	$122	$38	$35
Adjusted Income Taxes and Effective Tax Rate
Reported income taxes	$187	$175	$546	$513	$136	$162
Add: Bond redemption	—	—	—	—	6	—
Add: Income tax benefit	—	—	—	—	40	—
Add: Pension settlement charge	—	3	—	3	—	—
Total adjustments	—	3	—	3	46	—
Adjusted income taxes	$187	$178	$546	$516	$182	$162

	Quarter Ended September 30,		Nine Months Ended September 30,		Quarter Ended December 31,
(Dollar amounts in millions, except per share data)	2014	2013	2014	2013	2013	2012
Adjusted Effective Tax Rate
Reported income before income taxes and equity investments	$666	$629	$1,949	$1,813	$634	$581
Add: Bond redemption	—	—	—	—	18	—
Add: Pension settlement charge	—	9	—	9	—	—
Add: Venezuela currency devaluation	—	—	—	23	—	—
Total adjustments	—	9	—	32	18	—
Adjusted income before income taxes and equity investments	$666	$638	$1,949	$1,845	$652	$581
Adjusted effective tax rate	28.1%	27.9%	28.0%	28.0%	27.9%	27.9%
Adjusted Noncontrolling Interests
Reported noncontrolling interests	$13	$17	$41	$48	$33	$14
Less: Income tax benefit	—	—	—	—	(16)	—
Total adjustments	—	—	—	—	(16)	—
Adjusted Noncontrolling Interests	$13	$17	$41	$48	$17	$14
Adjusted Net Income - Praxair, Inc.
Reported net income - Praxair, Inc.	$477	$445	$1,392	$1,281	$474	$414
Add: Bond redemption	—	—	—	—	12	—
Less: Income tax benefit	—	—	—	—	(24)	—
Add: Pension settlement charge	—	6	—	6	—	—
Add: Venezuela currency devaluation	—	—	—	23	—	—
Total adjustments	—	6	—	29	(12)	—
Adjusted net income - Praxair, Inc.	$477	$451	$1,392	$1,310	$462	$414
Reported percent change	7%		9%
Adjusted percent change	6%		6%

Adjusted Diluted Earnings Per Share
Reported diluted earnings per share	$1.62	$1.49	$4.70	$4.28	$1.59	$1.38
Add: Bond redemption	—	—	—	—	0.04	—
Less: Income tax benefit	—	—	—	—	(0.08)	—
Add: Pension settlement charge	—	0.02	—	0.02	—	—
Add: Venezuela currency devaluation	—	—	—	0.08	—	—
Total adjustments	—	0.02	—	0.10	(0.04)	—
Adjusted diluted earnings per share	$1.62	$1.51	$4.70	$4.38	$1.55	$1.38
Reported percent change	8%		10%
Adjusted percent change	7%		7%

Percentage Change in Full - Year 2014 Diluted EPS Guidance

	Low End	High End
2014 Diluted EPS guidance	$6.23	$6.30
2013 Adjusted Diluted EPS (see 2013 Annual Report on Form 10-K)	$5.93	$5.93
Percentage change from 2013 adjusted amounts	5%	6%
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
Praxair has substantial international operations which are subject to risks including devaluations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest, possible nationalization and/or expropriation of assets, domestic and international tax laws and compliance with governmental regulations. These events could have an adverse effect on the international operations in the future by reducing the demand for its products, decreasing the prices at which it can sell its products, reducing the U.S. dollar value of revenue from international operations or otherwise having an adverse effect on its business. In particular, due to government actions related to business and currency regulations, there is considerable risk associated with operations in Venezuela (see Management’s Discussion and Analysis - Currency). At September 30, 2014, Praxair’s sales and net assets in Venezuela were less than 1% of Praxair’s consolidated amounts. Also, the Company is monitoring developments regarding the collectability of government receivables from healthcare sales to public hospitals in Spain and Italy where economic conditions have been challenging and uncertain. Historically, collection of such government receivables has extended well beyond the contractual terms of sale; however, payment has historically been received. At September 30, 2014 government receivables in Spain and Italy totaled $76 million ($82 million at December 31, 2013).
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended September 30, 2014 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
July 2014	258	$130.99	258	$1,421
August 2014	374	$129.24	374	$1,373
September 2014	265	$132.08	265	$1,338
Third Quarter 2014	897	$130.58	897	$1,338

(1)
On January 28, 2014, the company's board of directors approved the repurchase of an additional $1.5 billion of its common stock (2014 program) which could take place from time to time on the open market (which could include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions. The 2014 program does not have any stated expiration date.

(2)	As of September 30, 2014, the Company purchased $162 million of its common stock pursuant to the 2014 program, leaving an additional $1,338 million remaining authorized.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

(a)	Exhibits

*	10.01	Praxair Compensation Deferral Program amended and restated as of July 15, 2014 is filed herewith.
	12.01	Computation of Ratio of Earnings to Fixed Charges.

	31.01	Rule 13a-14(a) Certification

	31.02	Rule 13a-14(a) Certification

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

PRAXAIR, INC.

(Registrant)

Date: October 29, 2014	By: /s/ Elizabeth T. Hirsch

Elizabeth T. Hirsch
Vice President and Controller
(On behalf of the Registrant
and as Chief Accounting Officer)