Form 10-K
period 2014-12-31
PRAXAIR INC
filed 2015-02-25
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
___________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Large accelerated filer  ☑    Accelerated filer  ☐    Non- accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2014, was approximately $39 billion (based on the closing sale price of the stock on that date as reported on the New York Stock Exchange).
At January 31, 2015, 288,789,175 shares of common stock of Praxair, Inc. were outstanding.
Documents incorporated by reference:
Portions of the Proxy Statement of Praxair, Inc., for its 2015 Annual Meeting of Shareholders, are incorporated in Part III of this report.

PRAXAIR, INC.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2014

Praxair, Inc. and Subsidiaries
PART I
ITEM 1.     BUSINESS
General
Praxair, Inc. (Praxair or the company) was founded in 1907 and became an independent publicly traded company in 1992. Praxair was the first company in the United States to produce oxygen from air using a cryogenic process and continues to be a major technological innovator in the industrial gases industry.
Praxair is the largest industrial gas supplier in North and South America, is rapidly growing in Asia, and has strong, well-established businesses in Europe. Praxair’s primary products in its industrial gases business are atmospheric gases (oxygen, nitrogen, argon, rare gases) and process gases (carbon dioxide, helium, hydrogen, electronic gases, specialty gases, acetylene). The company also designs, engineers, and builds equipment that produces industrial gases primarily for internal use. The company’s surface technologies segment, operated through Praxair Surface Technologies, Inc., supplies wear-resistant and high-temperature corrosion-resistant metallic and ceramic coatings and powders. Praxair’s sales were $12,273 million, $11,925 million, and $11,224 million for 2014, 2013, and 2012, respectively. Refer to Note 18 to the consolidated financial statements for additional information related to Praxair’s reportable segments.
Praxair serves a diverse group of industries including healthcare, petroleum refining, computer-chip manufacturing, beverage carbonation, fiber-optics, steel making, aerospace, chemicals and water treatment. In 2014, 94% of sales were generated in four geographic segments (North America, Europe, South America and Asia) primarily from the sale of industrial gases, with the balance generated from the surface technologies segment. Praxair provides a competitive advantage to its customers by continuously developing new products and applications, which allow them to improve their productivity, energy efficiency and environmental performance.
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
International – Praxair is a global enterprise with approximately 58% of its 2014 sales outside of the United States. It conducts industrial gases business through consolidated companies in Argentina, Bahrain, Belgium, Bolivia, Brazil, Canada, Chile, China, Colombia, Costa Rica, Denmark, Dominican Republic, France, Germany, Ghana, India, Italy, Japan, Mexico, the Netherlands, Norway, Paraguay, Peru, Portugal, Puerto Rico, Russia, South Korea, Spain, Sweden, Taiwan, Thailand, United Arab Emirates, the United Kingdom, Uruguay and Venezuela. Societa Italiana Acetilene & Derivati S.p.A. ("S.I.A.D."), an Italian company accounted for as an equity company, also has established positions in Austria, Bosnia, Bulgaria, Croatia, the Czech Republic, Hungary, Romania, Russia, Serbia, Slovakia, Slovenia and Ukraine. Refrigeration and Oxygen Company Limited ("ROC"), a Middle Eastern company accounted for as an equity company, has operations in the United Arab Emirates, Kuwait and Qatar. Praxair’s surface technologies segment has operations in Brazil, Canada, China, France, Germany, India, Italy, Japan, Singapore, South Korea and the United Kingdom.
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
Major competitors in the industrial gases industry both in the United States and worldwide include Air Products and Chemicals, Inc., Airgas Inc., L’Air Liquide S.A., and Linde AG. Principal competitors for the surface technologies business are Chromalloy Gas Turbine Corporation, a subsidiary of Sequa Corporation, Bodycote, PLC, and OC Oerlikon Corp AG. There are other surface coating competitors that compete on a local geography basis.
Employees and Labor Relations – As of December 31, 2014, Praxair had 27,780 employees worldwide. Of this number, 10,570 are employed in the United States. Praxair has collective bargaining agreements with unions at numerous locations throughout the world, which expire at various dates. Praxair considers relations with its employees to be good.
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
Stephen F. Angel, 59, is Chief Executive Officer of Praxair, Inc. since January 1, 2007, and Chairman since May 1, 2007. Before becoming the Chief Executive Officer, Mr. Angel served as President and Chief Operating Officer from March to December 2006, and as Executive Vice President from 2001 to March 2006. Prior to joining Praxair in 2001, Mr. Angel spent 22 years in a variety of management positions with General Electric. Mr. Angel is a director of PPG Industries, Inc. where he serves on the Officers-Directors Compensation Committee, and is the Chairman of the Technology and Environment Committee. He is also a member of The Business Council, the U.S. - Brazil CEO Forum, a member of the Board of the U.S. - China Business Council, and is a former director of the American Chemistry Council.
Guillermo Bichara, 40, was appointed Vice President, General Counsel and Corporate Secretary of Praxair, Inc. effective January 1, 2015. Prior to this, from 2013-2014, he was Associate General Counsel and Assistant Secretary. From 2011-2013, Mr. Bichara served as Associate General Counsel with responsibility for Praxair Europe, Praxair Mexico and corporate transactions. He was Vice President and General Counsel of Praxair Asia from 2007-2011, and joined Praxair in 2006 as director of legal affairs at Praxair Mexico. Prior to joining Praxair, Mr. Bichara served as corporate counsel at CEMEX, Mexico's global leader in the building materials industry, and was a foreign associate and counsel, respectively, at the law firms of Skadden, Arps, Slate, Meagher & Flom and White & Case.

Elizabeth T. Hirsch, 61, is Vice President and Controller of Praxair, Inc. since December 2010. Prior to becoming Controller, she served as Praxair’s Director of Investor Relations since 2002 and as Vice President of Investor Relations since October 2010. She joined Praxair in 1995 as Director of Corporate Finance and later served as Assistant Treasurer. Previously, she had fifteen years of experience in corporate banking, primarily at Manufacturers Hanover Trust Company.
Karen L. Keegans, 49, was appointed Vice President and Chief Human Resources officer in 2014. Ms. Keegans joined Praxair in 2012 as vice president, HR, North America, from Monsanto where she had spent the previous five years. While at Monsanto, Ms. Keegans had increasing HR leadership roles, gaining global exposure across all business areas and was most recently VP, HR, Global Manufacturing.
Eduardo F. Menezes, 51, was promoted to Executive Vice President from Senior Vice President effective March 1, 2012. He oversees Praxair’s businesses in Europe, Mexico, and South America, and Praxair’s U.S. and global hydrogen operations. From 2010 to March 2011, he was a Vice President of Praxair with responsibility for the North American Industrial Gases business. From 2007 to 2010, he was President of Praxair Europe. He served as Managing Director of Praxair’s business in Mexico from 2004 to 2007, as Vice President and General Manager for Praxair Distribution, Inc. from 2003 to 2004 and as Vice President, U.S. West Region, for North American Industrial Gases, from 2000 to 2003.
Anne K. Roby, age 50, was named Senior Vice President on January 1, 2014, responsible for Global Supply Systems, R&D, Global Market Development, Global Operations Excellence, Global Procurement, Sustainability and Safety, Health and Environment. From 2011-2013, she served as President of Praxair Asia, responsible for Praxair’s industrial gases business in China, India, South Korea and Thailand as well as the electronics market globally. In 2010, Ms. Roby became President of Praxair Electronics, after having served as Vice President, Global Sales, for Praxair from 2009-2010. Prior to this, she was Vice President of the U.S. South Region from 2006-2009. Ms. Roby joined Praxair in 1991 as a development associate in the Company’s R&D organization and was promoted to other positions of increasing responsibility.
Scott E. Telesz, 47, was promoted to Executive Vice President from Senior Vice President, effective March 1, 2012. He is responsible for Praxair’s U.S. Industrial Gases (USIG) organization, and it’s business in Canada, Praxair Distribution, Praxair Surface Technologies, NUCO2, and Helium-Rare Gases. Before joining Praxair in 2010, he was a Vice President from 2007 to 2010 of SABIC Innovative Plastics, a major division of Riyadh-based Saudi Basic Industries Corporation, a global manufacturer of chemicals, fertilizers, plastics and metals. From 1998 to 2007, he held a variety of general management positions with General Electric, and from 1989 to 1998, Mr. Telesz held several positions, including Engagement Manager, in the United States and Australia, with McKinsey & Company.

Matthew J. White, 42, was appointed Senior Vice President and Chief Financial Officer effective January 1, 2014. Prior to this, Mr. White was President of Praxair Canada from 2011-2014. Mr. White joined Praxair in 2004 as finance director of Praxair’s largest business unit, North American Industrial Gases. In 2008, he became Vice President and Controller of Praxair, then was named Vice President and Treasurer in 2010. Before joining Praxair, Mr. White was vice president, finance, at Fisher Scientific and before that he held various financial positions, including group controller, at GenTek, a manufacturing and performance chemicals company.
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
Praxair serves a diverse group of industries across more than 50 countries, which generally leads to financial stability through various business cycles. However, a broad decline in general economic or business conditions in the industries served by its customers could adversely affect the demand for Praxair’s products and impair the ability of our customers to satisfy their obligations to the company, resulting in uncollected receivables and/or unanticipated contract terminations or project delays. In addition, many of the company’s customers are in businesses that are cyclical in nature, such as the chemicals, electronics, metals and refining industries. Downturns in these industries may adversely impact the company during these cycles. Additionally, such conditions could impact the utilization of the company’s manufacturing capacity which may require the company to recognize impairment losses on tangible assets such as property, plant and equipment as well as intangible assets such as intellectual property or goodwill.

Cost and Availability of Raw Materials and Energy – Increases in the cost of energy and raw materials and/or disruption in the supply of these materials could result in lost sales or reduced profitability.
Energy is the single largest cost item in the production and distribution of industrial gases. Most of Praxair’s energy requirements are in the form of electricity, natural gas and diesel fuel for distribution. Praxair attempts to minimize the financial impact of variability in these costs through the management of customer contracts and reducing demand through operational productivity and energy efficiency. Large customer contracts typically have escalation and pass-through clauses to recover energy and feedstock costs. Such attempts may not successfully mitigate cost variability which could negatively impact its financial condition or results of operations. The supply of energy has not been a significant issue in the geographic areas where it conducts business. However, regional energy conditions are unpredictable and may pose future risk.
For carbon dioxide, carbon monoxide, helium, hydrogen, specialty gases and surface technologies, raw materials are largely purchased from outside sources. Where feasible, Praxair sources several of these gases, including carbon dioxide, hydrogen and calcium carbide, as chemical or industrial byproducts. In addition, Praxair has contracts or commitments for, or readily available sources of, most of these raw materials; however, their long-term availability and prices are subject to market conditions. A disruption in supply of such raw materials could impact the company’s ability to meet contractual supply commitments.
International Events and Circumstances – The company’s international operations are subject to the risks of doing business abroad and international events and circumstances may adversely impact its business, financial condition or results of operations.
Praxair has substantial international operations which are subject to risks including devaluations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest, possible nationalization and/or expropriation of assets, domestic and international tax laws and compliance with governmental regulations. These events could have an adverse effect on the international operations in the future by reducing the demand for its products, decreasing the prices at which it can sell its products, reducing the U.S. dollar value of revenue from international operations or otherwise having an adverse effect on its business. Also, the Company is monitoring developments regarding the collectability of government receivables from healthcare sales to public hospitals in Spain and Italy where economic conditions have been challenging and uncertain. Historically, collection of such government receivables has extended beyond the contractual terms of sale; however, payment has always been received. At December 31, 2014, government receivables in Spain and Italy totaled about $60 million.
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
The company is subject to regulations in the following areas, among others:

•	Environmental protection including climate change;

•	Domestic and international tax laws and currency controls;

•	Safety;

•	Securities laws (e.g., SEC and generally accepted accounting principles in the United States);

•	Trade and import/ export restrictions;

•	Antitrust matters;

•	Global anti-bribery laws, including the U.S. Foreign Corrupt Practices Act;

•	Healthcare reimbursement regulations; and

•	Conflict minerals
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
The occurrence of catastrophic events or natural disasters such as extreme weather, including hurricanes and floods;health epidemics; acts of war or terrorism; could disrupt or delay the company’s ability to produce and distribute its products to customers and could potentially expose the company to third-party liability claims. In addition, such events could impact the company’s customers and suppliers resulting in temporary or long-term outages and/or the limitation of supply of energy and other raw materials used in normal business operations. To mitigate these risks, Praxair evaluates the direct and indirect business risks,: consults with vendors, insurance providers and industry experts; makes investments in suitably resilient design and technology, and conducts regular reviews of the business risks with management. Despite these steps, however, these situations are outside the company’s control and may have a significant adverse impact on the company’s financial results.

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
The following is a description of production facilities for Praxair by segment. No significant portion of these assets was leased at December 31, 2014. Generally, these facilities are fully utilized and are sufficient to meet our manufacturing needs.
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

Europe
The Europe segment has production facilities primarily in Italy, Spain, Germany, the Benelux region, Scandinavia and Russia which include approximately 60 cryogenic air separation plants. There are three major pipeline complexes in Europe located in Northern Spain and the Rhine and Saar regions of Germany. These pipeline complexes are primarily supplied by cryogenic air separation plants. Also located throughout Europe are specialty gas plants, packaged gas facilities and other smaller plant facilities.
South America
The South America segment operates more than 50 cryogenic air separation plants, primarily located in Brazil. Many of these plants support a major pipeline complex in Southern Brazil. Also located throughout South America are carbon dioxide plants, packaged gas facilities and other smaller plant facilities.
Asia
The Asia segment has production facilities located primarily in China, Korea, India and Thailand, approximately 50 of which are cryogenic air separation plants. Also located throughout Asia are noncryogenic air separation, carbon dioxide, hydrogen, packaged gas and other production facilities.
Surface Technologies
The surface technologies segment provides coating services and manufactures coating equipment at approximately 45 sites. The majority of these sites are located in the United States and Europe, with smaller operations in Asia, Brazil, India and headquarters located in Indianapolis, Indiana.
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
The principal market for the company’s common stock (ticker symbol: PX) is the New York Stock Exchange ("NYSE"). At December 31, 2014 there were 13,286 shareholders of record.
NYSE quarterly stock price and dividend information

Market Price	Trading High	Trading Low	Close	Dividend Per Share
2014
First Quarter	$135.24	$121.22	$130.97	$0.65
Second Quarter	$134.84	$126.47	$132.84	$0.65
Third Quarter	$134.06	$126.58	$129.00	$0.65
Fourth Quarter	$132.95	$117.32	$129.56	$0.65
2013
First Quarter	$114.64	$109.08	$111.54	$0.60
Second Quarter	$120.16	$107.69	$115.16	$0.60
Third Quarter	$124.41	$113.20	$120.21	$0.60
Fourth Quarter	$130.58	$117.54	$130.03	$0.60
Praxair’s annual dividend on its common stock for 2014 was $2.60 per share. On January 28, 2015, Praxair’s Board of Directors declared a dividend of $0.715 per share for the first quarter of 2015, or $2.86 per share annualized, which may be changed as Praxair’s earnings and business prospects warrant. The declaration of dividends is a business decision made by the Board of Directors based on Praxair’s earnings and financial condition and other factors the Board of Directors considers relevant.
Purchases of Equity Securities – Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the three months ended December 31, 2014 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
October 2014	927	$123.97	927	$1,223
November 2014	709	$126.75	709	$1,134
December 2014	750	$127.33	750	$1,038
Fourth Quarter 2014	2,386	$125.85	2,386	$1,038

________________________

(1)
On January 28, 2014, the Company’s board of directors approved the repurchase of $1.5 billion of its common stock ("2014 program") which could take place from time to time on the open market (which could include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions.

(2)
As of December 31, 2014, the Company had purchased $462 million of its common stock pursuant to the 2014 program, leaving an additional $1,038 million remaining authorized under the 2014 program. The 2014 program does not have any stated expiration date.

Peer Performance Table – The graph below compares the most recent five-year cumulative returns of Praxair’s common stock with those of the Standard & Poor’s 500 Index ("SPX") and the S5 Materials Index ("S5MATR") which covers 30 companies, including Praxair. The figures assume an initial investment of $100 on December 31, 2009 and that all dividends have been reinvested.

	2009	2010	2011	2012	2013	2014
PX	$100	$121	$138	$145	$175	$179
SPX	$100	$115	$117	$136	$180	$205
S5MATR	$100	$122	$110	$126	$159	$170

ITEM 6.      SELECTED FINANCIAL DATA
FIVE-YEAR FINANCIAL SUMMARY
(Dollar amounts in millions, except per share data)

Year Ended December 31,	2014(a)	2013(a)	2012(a)	2011(a)	2010(a)
From the Consolidated Statements of Income
Sales	$12,273	$11,925	$11,224	$11,252	$10,116
Cost of sales, exclusive of depreciation and amortization	6,962	6,744	6,396	6,458	5,754
Selling, general and administrative	1,308	1,349	1,270	1,239	1,196
Depreciation and amortization	1,170	1,109	1,001	1,003	925
Research and development	96	98	98	90	79
Venezuela currency devaluation and other charges – net	138	32	65	1	85
Other income (expenses) – net	9	32	43	7	5
Operating profit	2,608	2,625	2,437	2,468	2,082
Interest expense – net	213	178	141	145	118
Income before income taxes and equity investments	2,395	2,447	2,296	2,323	1,964
Income taxes	691	649	586	641	768
Income before equity investments	1,704	1,798	1,710	1,682	1,196
Income from equity investments	42	38	34	40	38
Net income (including noncontrolling interests)	1,746	1,836	1,744	1,722	1,234
Noncontrolling interests	(52)	(81)	(52)	(50)	(39)
Net income – Praxair, Inc.	$1,694	$1,755	$1,692	$1,672	$1,195
Per Share Data – Praxair, Inc. Shareholders
Basic earnings per share	$5.79	$5.94	$5.67	$5.53	$3.90
Diluted earnings per share	$5.73	$5.87	$5.61	$5.45	$3.84
Cash dividends per share	$2.60	$2.40	$2.20	$2.00	$1.80
Weighted Average Shares Outstanding (000’s)
Basic shares outstanding	292,494	295,523	298,316	302,237	306,720
Diluted shares outstanding	295,608	298,965	301,845	306,722	311,395
Other Information and Ratios
Total assets	$19,802	$20,255	$18,090	$16,356	$15,274
Total debt	$9,258	$8,811	$7,362	$6,562	$5,557
Cash flow from operations	$2,868	$2,917	$2,752	$2,455	$1,905
Adjusted EBITDA (b)	$3,958	$3,804	$3,537	$3,512	$3,130
Capital expenditures	$1,689	$2,020	$2,180	$1,797	$1,388
Acquisitions, net of cash acquired	$206	$1,323	$280	$294	$148
After-tax return on capital (b)	12.7%	12.8%	13.9%	14.8%	14.5%
Return on equity (b)	28.7%	28.6%	28.9%	28.1%	26.4%
Debt-to-capital ratio (b)	59.6%	54.3%	51.9%	51.8%	47.3%
Debt-to-adjusted EBITDA (b)	2.3	2.2	1.9	1.7	1.6
Shares outstanding (000’s)	289,262	294,134	296,229	298,530	303,997
Number of employees	27,780	27,560	26,539	26,184	26,261

________________________

(a)
Amounts for 2014 include: (i) a pre-tax charge of $131 million ($131 million after-tax, or $0.45 per diluted share) related to the Venezuela currency devaluation, (ii) a pre-tax charge of $7 million ($5 million after-tax, or $0.02 per diluted share) related to pension settlements; and (iii) a pre-tax charge of $36 million ($22 million after-tax, or $0.07 per diluted share) related to a bond redemption.

Amounts for 2013 include: (i) a pre-tax charge of $23 million ($23 million after-tax, or $0.08 per diluted share) related to the Venezuela currency devaluation; (ii) a pre-tax charge of $9 million ($6 million after-tax, or $0.02 per diluted share) related to pension settlements; (iii) an income tax benefit of $40 million ($24 million net of noncontrolling interests, or $0.08 per diluted share) related to a realignment of the Italian legal structure; and (iv) a pre-tax charge of $18 million ($12 million after-tax, or $0.04 per diluted share) related to a bond redemption.

Amounts for 2012 include: (i) a pre-tax charge of $56 million, ($38 million after-tax and non-controlling interests, or $0.12 per diluted share) related to the 2012 cost reduction program; (ii) a pre-tax charge of $9 million ($6 million after-tax, or $0.02 per diluted share) related to pension settlement; and (iii) an income tax benefit of $55 million ($0.18 per diluted share) related to a loss on a liquidated subsidiary as a result of the divestiture of the U.S. Homecare business.
Amounts for 2011 include: (i) a pre-tax net gain on acquisition of $39 million ($37 million after-tax, or $0.12 per diluted share); and (ii) a pre-tax charge of $40 million ($31 million after-tax, or $0.10 per diluted share) relating to the 2011 cost reduction program.
Amounts for 2010 include: (i) an income tax charge of $250 million related to a Spanish income tax settlement ($0.80 per diluted share); (ii) a pre-tax charge of $58 million ($40 million after-tax, or $0.13 per diluted share) related to the U.S. homecare divestiture; (iii) a net repatriation tax benefit of $35 million ($0.11 per diluted share); and (iv) a pre-tax charge of $27 million ($26 million after-tax, or $0.08 per diluted share) related to the Venezuela currency devaluation.
See Notes 2, 5 and 7 to the consolidated financial statements.

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
BUSINESS OVERVIEW
Praxair is the largest industrial gases supplier in North and South America, is rapidly growing in Asia, and has strong, well-established businesses in Europe. The Company's primary products in its industrial gases business are atmospheric gases (oxygen, nitrogen, argon, rare gases) and process gases (carbon dioxide, helium, hydrogen, electronic gases, specialty gases, acetylene). The company also designs, engineers, and builds equipment that produces industrial gases primarily for internal use. The company’s surface technologies segment supplies wear-resistant and high-temperature corrosion-resistant metallic and ceramic coatings and powders. Praxair Surface Technologies supplies high-performance coatings that protect metal parts from wear, corrosion and high heat. Praxair’s industrial gas operations are managed on a geographical basis and in 2014, 94% of sales were generated in four geographic segments (North America, Europe, South America, and Asia). The surface technologies segment generated the remaining 6% of sales.
Praxair serves a diverse group of industries including healthcare, petroleum refining, computer-chip manufacturing, beverage carbonation, fiber-optics, steel making, aerospace, chemicals and water treatment. The diversity of end markets creates financial stability for Praxair in varied business cycles.
Praxair generates most of its revenues and earnings in the following 12 core geographies where the company has its strongest market positions and where distribution and production operations allow the company to deliver the highest level of service to its customers at the lowest cost.

North America	South America	Europe	Asia
United States	Brazil	Spain	China
Canada		Italy	India
Mexico		Germany/Benelux	Korea
		Scandinavia	Thailand
Praxair manufactures and distributes its products through networks of hundreds of production plants, pipeline complexes, distribution centers and delivery vehicles. Major pipeline complexes are located in the United States, Brazil, Spain and Germany. These networks are a competitive advantage, providing the foundation of reliable product supply to the company’s customer base. The majority of Praxair’s business is conducted through long-term contracts which provide stability in cash flow and the ability to pass through changes in energy and feedstock costs to customers. The company has growth opportunities in all major geographies and in diverse end-markets such as energy, chemicals, metals, healthcare and food and beverage.

EXECUTIVE SUMMARY – FINANCIAL RESULTS & OUTLOOK
2014 Year in review
Praxair delivered solid results for the full year of 2014 despite a challenging global environment including foreign currency translation headwinds and slowing growth in most major emerging markets. Sales growth came primarily from strong volume growth in North America and Asia, higher overall pricing and acquisitions. This was partially offset by the impact of negative currency translation in most geographies due to a strengthening U.S. dollar.

•
Sales of $12,273 million were 3% above 2013 sales of $11,925 million. Excluding negative currency impacts, sales grew 6% primarily due to organic sales growth including new project start-ups and acquisitions.

•
Reported operating profit of $2,608 million decreased 1% from $2,625 million in 2013. Adjusted operating profit of $2,746 million increased 3% from 2013, from higher volumes, pricing, and acquisitions, partially offset by negative currency effects.*

•
Reported net income – Praxair, Inc. of $1,694 million and diluted earnings per share of $5.73 decreased from $1,755 million and $5.87, respectively, in 2013. Adjusted net income – Praxair, Inc. of $1,852 million and adjusted diluted earnings per share of $6.27 increased 5% and 6% from 2013, respectively. Earnings per share grew faster than net income primarily due to fewer shares outstanding as a result of share repurchases during the year.*

•	Cash flow from operations was a strong $2,868 million, 23% of sales.

•
Capital expenditures were $1,689 million, primarily for the construction of growth projects. Acquisition expenditures of $206 million primarily included the acquisition of industrial gas businesses in Italy and Asia, and packaged gas businesses in North and South America.

2015 Outlook

•	Sales are forecasted to be in the range of $12.0 to $12.4 billion.

•	Diluted earnings per share are forecasted to be in the range of $6.15 to $6.50.

•	Effective tax rate of about 28%.

•	Capital expenditures of about $1.7 billion.

•
The company’s core business is to build, own, and operate industrial gas plants in order to supply atmospheric and process gases to customers. As such, Praxair believes that its backlog is an indicator of future sales growth. At December 31, 2014, Praxair’s backlog of 24 large projects under construction was $1.9 billion. This represents the total estimated capital cost of large plants under construction. North America and Asia each represent about one-third of the backlog. The remaining backlog resides in Europe, primarily in Russia, and in South America. These plants will supply customers in the energy, chemical, manufacturing, electronics and metals markets.

* A reconciliation of the Adjusted amounts can be found in the "Non-GAAP Financial Measures" section in this MD&A. See Notes 2, 5 and 11 to the consolidated financial statements.
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

CONSOLIDATED RESULTS AND OTHER INFORMATION
The following table provides selected data for 2014, 2013, and 2012:

				Variance
(Dollar amounts in millions, except per share data) Year Ended December 31,	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Reported Amounts:
Sales	$12,273	$11,925	$11,224	3%	6%
Gross margin (a)	$5,311	$5,181	$4,828	3%	7%
As a percent of sales	43.3%	43.4%	43.0%
Selling, general and administrative	$1,308	$1,349	$1,270	(3)%	6%
As a percent of sales	10.7%	11.3%	11.3%
Depreciation and amortization	$1,170	$1,109	$1,001	6%	11%
Venezuela currency devaluation and other charges – net (b)	$138	$32	$65
Other income (expenses) – net	$9	$32	$43
Operating profit	$2,608	$2,625	$2,437	(1)%	8%
As a percent of sales	21.2%	22.0%	21.7%
Interest expense – net	$213	$178	$141	20%	26%
Effective tax rate	28.9%	26.5%	25.5%
Income from equity investments	$42	$38	$34	11%	12%
Noncontrolling interests	$(52)	$(81)	$(52)	(36)%	56%
Net income – Praxair, Inc.	$1,694	$1,755	$1,692	(3)%	4%
Diluted earnings per share	$5.73	$5.87	$5.61	(2)%	5%
Diluted shares outstanding	295,608	298,965	301,845	(1)%	(1)%
Number of employees	27,780	27,560	26,539
Adjusted Amounts (c):
Operating profit	$2,746	$2,657	$2,502	3%	6%
As a percent of sales	22.4%	22.3%	22.3%
Interest expense – net	$177	$160	$141	11%	13%
Effective tax rate	27.5%	28.0%	28.0%
Noncontrolling interests	$(52)	$(65)	$(54)
Net income – Praxair, Inc.	$1,852	$1,772	$1,681	5%	5%
Diluted earnings per share	$6.27	$5.93	$5.57	6%	6%

________________________

(a)	Gross margin excludes depreciation and amortization expense.

(b)	See Note 2 to the consolidated financial statements.

(c)
Adjusted amounts are non-GAAP measures. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A. See Notes 2, 5 and 7 to the consolidated financial statements.

Results of Operations
The following table provides a summary of changes in consolidated sales and adjusted operating profit:

	2014 vs. 2013		2013 vs. 2012
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	3%	1%	3%	1%
Price	2%	8%	2%	8%
Cost pass-through	—%	—%	—%	—%
Currency	(3)%	(7)%	(2)%	(2)%
Acquisitions/Divestitures	1%	1%	3%	3%
Other	—%	(4)%	—%	(2)%
Reported	3%	(1)%	6%	8%
Venezuela currency devaluation and other charges, net	—%	4%	—%	(2)%
Adjusted	3%	3%	6%	6%
The following tables provide consolidated sales by end-market and distribution method:

	% of Sales			% Change*
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Sales by End Markets
Manufacturing	24%	24%	25%	3%	2%
Metals	17%	17%	18%	4%	7%
Energy	14%	13%	11%	8%	10%
Chemicals	10%	10%	10%	1%	9%
Electronics	7%	8%	8%	—%	1%
Healthcare	8%	8%	8%	4%	4%
Food & Beverage	8%	8%	6%	7%	1%
Aerospace	3%	3%	3%	1%	4%
Other	9%	9%	11%	10%	1%
	100%	100%	100%

* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	% of Sales
	2014	2013	2012
Sales by Distribution Method
On-Site	29%	27%	26%
Merchant	34%	34%	33%
Packaged Gas	28%	30%	31%
Other	9%	9%	10%
	100%	100%	100%

2014 Compared With 2013

Sales increased 3% to $12,273 million in 2014 compared to $11,925 million in 2013. Organic sales grew 5% from higher pricing and volume growth primarily in North America and Asia due to new plant start-ups. Acquisitions, including NuCO2, several packaged gas distributors in the U.S. and the acquisition of Dominion Technology Gases Investment Limited in 2013, contributed 1% to overall sales growth. These increases were partially offset by negative currency translation impacts, resulting from the strengthening of the U.S. dollar against most currencies.
Gross margin increased $130 million, or 3%, versus 2013 in line with the increase in sales.
Selling, general and administrative ("SG&A") expenses in 2014 were $1,308 million, or 10.7% of sales, versus $1,349 million, or 11.3% of sales, for 2013. Currency impacts decreased SG&A by $36 million and other cost reductions, primarily lower pension and other post-retirement benefit expense, reduced SG&A by an additional $24 million. These reductions were partially offset by an increase due to acquisitions.
Depreciation and amortization expense increased $61 million versus 2013. This increase was primarily due to plant start-ups and asset additions, and approximately $12 million related to acquisitions, partially offset by currency effects of $27 million.
Other income (expenses) – net in 2014 was a $9 million benefit versus a $32 million benefit in 2013 (see Note 7 to the consolidated financial statements for a summary of major components). Partnership income of $16 million improved $9 million and relates primarily to a partnership joint venture in the United States, while gains from business and asset sales of $36 million were $7 million less than 2013 and was spread across all segments. Severance expense of $22 million increased $8 million from 2013, reflecting actions taken in response to current market conditions outside of the United States and included $15 million in the fourth quarter. 2013 also included a $10 million favorable litigation settlement in South America. Other components were not significant.
Reported operating profit of $2,608 million in 2014 was $17 million, or 1% lower than reported operating profit of $2,625 million in 2013. 2014 included a $131 million charge related to Venezuela currency devaluation and a $7 million charge related to a pension settlement. The 2013 period included a $23 million charge related to the Venezuela currency devaluation and $9 million charge related to a pension settlement. Refer to note 2 of the consolidated financial statements for a further discussion of these items. Adjusted operating profit of $2,746 million in 2014 was $89 million, or 3% higher than adjusted operating profit of $2,657 million in 2013. A discussion of operating profit by segment is included in the segment discussion that follows.
Reported interest expense – net in 2014 increased $35 million, versus 2013. Both the 2014 and 2013 included charges of $36 million and $18 million, respectively, relating to the early redemption of notes (see note 7 to the consolidated financial statements). Excluding these charges, adjusted interest expense increased $17 million. Higher debt levels and lower capitalized interest increased interest expense by approximately $13 million and $31 million, respectively, versus 2013. The amount of interest capitalized decreased due to lower interest rates, lower construction expenditures, and currency impacts. These increases were partially offset by the benefits of lower overall interest rates which reduced interest expense by approximately $23 million. See Note 7 to the consolidated financial statements for further information relating to interest expense.
The effective tax rate ("ETR") for 2014 was 28.9% versus 26.5% in 2013. The adjusted effective tax rate was 27.5% in 2014 versus 28.0% in 2013. The 0.5% decrease in the ETR was primarily due to increased foreign tax differentials (see Note 5 to the Consolidated financial statements).
Praxair’s significant equity investments are in the United States, China, Italy, and the Middle East. Equity income increased $4 million in 2014 related primarily to higher equity income in Europe versus 2013.
At December 31, 2014, reported noncontrolling interests consisted primarily of noncontrolling shareholders’ investments in Asia (primarily in China and India), Europe (primarily in Italy and Scandinavia), and North America (primarily within the U.S. packaged gas business). Reported noncontrolling interest in 2014 decreased $29 million from 2013. The decrease was primarily due to the minority shareholder's portion of the income tax benefit in Italy of $16 million related to a legal realignment during 2013. Excluding the Italy realignment, adjusted noncontrolling interest in 2014 was $52 million compared to $65 million in 2013. This decrease was due primarily to the acquisition of the noncontrolling interest in a U.S. packaged gas business during the first quarter of 2014.
Reported net income - Praxair, Inc. in 2014 was $1,694 million, or $61 million lower than net income - Praxair, Inc. of $1,755 million in 2013. Adjusted net income – Praxair, Inc. of $1,852 million in 2014 was $80 million, or 5% higher than adjusted net income – Praxair, Inc. of $1,772 million in 2013. This increase was primarily due to higher adjusted operating profit.

Reported diluted earnings per share ("EPS") of $5.73 in 2014 decreased $0.14 per diluted share, or 2% from $5.87 in 2013. Adjusted diluted EPS of $6.27 in 2014 increased $0.34 per diluted share, or 6%, from adjusted diluted EPS of $5.93 in 2013. The increase in adjusted diluted EPS was primarily due to higher adjusted net income – Praxair, Inc. and a 1.1% decrease in the number of diluted shares outstanding as a result of the company’s net repurchases of common stock during 2014.
Other comprehensive loss at December 31, 2014 of $1,257 million includes negative currency translation adjustments of $1,096 million, a negative adjustment of $164 million related to the funded status of retirement obligations and a positive adjustment of $3 million related to derivative instruments. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars and resulted from currency movements, primarily $369 million in Europe, $331 million in South America, and $238 million in North America. The negative pension funded status adjustment resulted primarily from after-tax actuarial losses from lower discount rates and the adoption of new mortality rate assumptions, both of which increased the pension benefit obligation ("PBO"). See the “Currency” section of the MD&A, and Notes 7 and 16 to the consolidated financial statements.
The number of employees at December 31, 2014 was 27,780, reflecting an increase of 220 employees from December 31, 2013. This increase primarily reflects the impact of acquisitions during the current year.

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
Reported interest expense – net in 2013 increased $37 million, versus 2012. The increase included an $18 million charge recognized upon the early redemption of the $400 million 5.25% Notes due in 2014. Excluding this charge, adjusted interest expense increased $19 million. Higher overall debt levels increased interest expense by about $45 million, and reduced benefits from the amortization of interest rate swap gains increased interest expense by $11 million versus 2012. Lower interest rates reduced interest expense by approximately $37 million dollars. See Note 7 to the consolidated financial statements for further information relating to interest expense.
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
Other comprehensive loss at December 31, 2013 of $123 million includes negative currency translation adjustments of $447 million, a positive after-tax adjustment of $323 million related to the funded status of retirement obligations and a positive adjustment of $1 million related to derivative instruments. The negative translation adjustment primarily resulted from currency movements of $342 million in South America and $137 million in North America. The positive pension funded status impact is driven principally by actuarial gains and losses of $395 million. Of this amount $165 million relates to asset returns in excess of assumed returns. The remaining $230 million primarily relates to the impact of higher discount rates. See the “Currency” section of the MD&A, and Notes 7 and 16 to the consolidated financial statements.
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

Climate Change

Praxair operates in jurisdictions that have, or are developing, laws and/or regulations to reduce or mitigate the perceived adverse effects of greenhouse gas ("GHG") emissions and faces a highly uncertain regulatory environment in this area. For example, the U.S. Environmental Protection Agency ("EPA") has promulgated rules requiring reporting of GHG emissions, and Praxair and many of its suppliers and customers are subject to these rules. EPA has also promulgated regulations to restrict GHG emissions, including final rules regulating GHG emissions from light-duty vehicles and certain large manufacturing facilities, many of which are Praxair suppliers or customers. EPA recently proposed carbon dioxide regulations for both new and existing power plants, which will require controls on GHG emissions from certain suppliers of power to Praxair’s operations. In addition to these developments in the United States, there has been regulation of GHGs in the European Union under the Emissions Trading System, which have wide implications for our customers and may impact certain operations of Praxair in Europe. Also, climate change and energy efficiency laws and policies are being widely embraced by jurisdictions throughout Latin America and Mexico.. There are also requirements for mandatory reporting in Quebec, Canada, which apply to certain Praxair operations and will be used in developing cap-and-trade regulations on GHG emissions, which are expected to impact certain Praxair facilities. China has also announced plans to launch a national carbon emissions trading system in 2016, though it does not appear the regulations will have a direct impact on GHG emissions from Praxair facilities. Among other impacts, such regulations are expected to raise the costs of energy, which is a significant cost for Praxair. Nevertheless, Praxair's customer contracts routinely provide rights to recover increased electricity, natural gas, and other costs that are incurred by the company.

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

To manage these potential business risks from potential GHG emission regulation, Praxair actively monitors current developments, evaluates the direct and indirect business risks, and takes appropriate actions. Among others, actions include: increasing relevant resources and training; consulting with vendors, insurance providers and industry experts; incorporating GHG provisions in commercial agreements; and conducting regular reviews of the business risks with management. Although there are considerable uncertainties, Praxair believes that the business risk from potential regulations can be effectively managed through its commercial contracts. Additionally, Praxair does not anticipate any material effects regarding its plant operations or business arising from potential physical risks of climate change. Also, Praxair continuously seeks opportunities to reduce its own energy use and GHG footprint through rigorous energy efficiency as well as purchasing hydrogen as a chemical byproduct where feasible..

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

Costs Relating to the Protection of the Environment

Environmental protection costs in 2014 included approximately $12 million in capital expenditures and $29 million of expenses. Praxair anticipates that future annual environmental protection expenditures will be similar to 2014, subject to any significant changes in existing laws and regulations. Based on historical results and current estimates, management does not believe that environmental expenditures will have a material adverse effect on the consolidated financial position, the consolidated results of operations or cash flows in any given year.

Legal Proceedings
See Note 17 to the consolidated financial statements for information concerning legal proceedings.
Retirement Benefits
Pensions
The net periodic benefit cost for the U.S. and International pension plans was $82 million in 2014, $119 million in 2013 and $93 million in 2012. Consolidated net periodic benefit cost included settlement charges of $7 million, $9 million and $10 million in 2014, 2013 and 2012, respectively.
The funded status (pension benefit obligation ("PBO") less the fair value of plan assets) for the U.S. plans was a deficit of $443 million as December 31, 2014 versus a deficit of $171 million at December 31, 2013. This increase was due to lower discount rates and new mortality assumptions which both increased the PBO.
Global pension contributions were $18 million in 2014, $52 million in 2013 and $184 million in 2012. At a minimum, Praxair contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the timing of discretionary contributions from year to year. Estimated required contributions for 2015 are currently expected to be in the area of $15 million.
Praxair assumes an expected return on plan assets for 2015 in the United States of 8.00%, which is consistent with the long-term expected return on its investment portfolio.
Excluding the impact of any settlements, 2015 consolidated pension expense is expected to be approximately $95 million. The increase is due primarily to higher net actuarial losses to be amortized as a result of a decrease in the discount rates and new mortality assumptions. The amortization is recognized based on the amount of net actuarial gains/losses above certain thresholds and over the periods of either the average remaining service lives or the average remaining life expectancies of the retirees.
OPEB
The net periodic benefit cost for OPEB plans was $7 million in 2014, $11 million in 2013 and $9 million in 2012. The funded status deficit decreased $28 million during 2014 primarily due to favorable plan experience.
In 2015, consolidated net periodic benefit costs for the OPEB plans is expected to be approximately $8 million.
See the Critical Accounting Policies section and Note 16 to the consolidated financial statements for a more detailed discussion of the company’s retirement benefits, including a description of the various retirement plans and the assumptions used in the calculation of net periodic benefit cost and funded status.
Insurance
Praxair purchases insurance to limit a variety of property and casualty risks, including those related to property, business interruption, third-party liability and workers’ compensation. Currently, the company self-retains the first $5 million per occurrence for workers’ compensation, general and vehicle liability in the United States and retains $2.5 million to $5 million per occurrence at its various properties worldwide. To mitigate its aggregate loss potential above these retentions, the company purchases insurance coverage from highly rated insurance companies. The company does not currently operate or participate in any captive insurance companies.
At December 31, 2014 and 2013, the company had recorded a total of $33 million representing an estimate of the retained liability for the ultimate cost of claims incurred and unpaid as of the balance sheet dates. The estimated liability is established using statistical analysis and is based upon historical experience, actuarial assumptions and professional judgment. These estimates are subject to the effects of trends in loss severity and frequency and are subject to a significant degree of inherent variability. If actual claims differ from the company’s estimates, they will be adjusted at that time and financial results could be impacted.
Praxair recognizes estimated insurance proceeds relating to damages at the time of loss only to the extent of incurred losses. Any insurance recoveries for business interruption and for property damages in excess of the net book value of the property are recognized only when realized.
SEGMENT DISCUSSION
The following summary of sales and operating profit by segment provides a basis for the discussion that follows (for additional information concerning Praxair’s segments, see Note 18 to the consolidated financial statements). Praxair evaluates the performance of its reportable segments based on operating profit, excluding the items not indicative of ongoing business trends (See Note 2 to the consolidated financial statements).

(Dollar amounts in millions) Year Ended December 31,				Variance
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Sales
North America	$6,436	$6,164	$5,598	4%	10%
Europe	1,546	1,542	1,474	—%	5%
South America	1,993	2,042	2,082	(2)%	(2)%
Asia	1,619	1,525	1,414	6%	8%
Surface Technologies	679	652	656	4%	(1)%
	$12,273	$11,925	$11,224	3%	6%
Operating Profit
North America	$1,580	$1,538	$1,465	3%	5%
Europe	291	270	256	8%	5%
South America	449	467	429	(4)%	9%
Asia	303	271	246	12%	10%
Surface Technologies	123	111	106	11%	5%
Segment operating profit	2,746	2,657	2,502	3%	6%
Venezuela currency devaluation and other charges	(138)	(32)	(65)
Consolidated operating profit	$2,608	$2,625	$2,437

North America

(Dollar amounts in millions) Year Ended December 31,				Variance
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012

Sales	$6,436	$6,164	$5,598	4%	10%
Cost of sales, exclusive of depreciation and amortization	3,514	3,301	2,968
Gross margin	2,922	2,863	2,630
Operating expenses	731	759	667
Depreciation and amortization	611	566	498
Operating profit	$1,580	$1,538	$1,465	3%	5%
Margin %	24.5%	25.0%	26.2%

	2014 vs. 2013		2013 vs. 2012
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	3%	1%	2%	1%
Price	1%	5%	2%	8%
Cost pass-through	1%	—%	1%	—%
Currency	(2)%	(2)%	—%	—%
Acquisitions/Divestitures	1%	1%	5%	5%
Other	—%	(2)%	—%	(9)%
	4%	3%	10%	5%
The following tables provide sales by end-market and distribution method:

	% of Sales			% Change*
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Sales by End Markets
Manufacturing	30%	30%	32%	3%	3%
Metals	12%	13%	14%	1%	1%
Energy	20%	19%	17%	9%	13%
Chemicals	10%	10%	11%	3%	4%
Electronics	4%	5%	5%	7%	(8)%
Healthcare	7%	7%	7%	2%	—%
Food & Beverage	8%	8%	5%	4%	(1)%
Aerospace	1%	1%	1%	(1)%	14%
Other	8%	7%	8%	8%	—%
	100%	100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	% of Sales
	2014	2013	2012
Sales by Distribution Method
On-Site	30%	28%	27%
Merchant	36%	36%	35%
Packaged Gas	32%	34%	36%
Other	2%	2%	2%
	100%	100%	100%

The North America segment includes Praxair’s industrial gases operations in the United States, Canada and Mexico.
Sales for 2014 increased $272 million, or 4%, versus 2013. Organic sales growth was 4% driven primarily by higher pricing and higher volumes. Volume growth came from higher on-site volumes from new project start-ups including hydrogen supply to refinery customers in the United States, and higher merchant and packaged gas volumes. Sales growth was strongest in the energy, manufacturing, and food and beverage end-markets. The strong sales growth to the energy end-market was primarily due to hydrogen project start-ups. Acquisitions, primarily NuCO2 and several packaged gas distributors in the U.S., added 1% sales growth. Higher cost pass-through, primarily higher natural gas prices passed through to hydrogen customers, increased sales by 1%. Packaged gases sales were higher for 2014, primarily due to growth in the U.S. business, however are lower as a percentage of total sales for the segment as compared to the prior-year period, due to strong growth in on-site sales.

Operating profit for 2014 increased $42 million, or 3% from 2013. Operating profit grew 5% excluding currency translation impacts primarily driven by higher pricing. The increase was due to higher gross margin and lower operating expenses, partially offset by $45 million increase in depreciation and amortization expense due to new project start-ups and acquisitions. Operating profit during 2014 included a $9 million benefit related to a change in accounting principle for LIFO inventories in the United States (see notes 1 and 7 to the consolidated financial statements). Operating profit in 2013 included a $23 million customer contract settlement.
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

Europe

(Dollar amounts in millions) Year Ended December 31,				Variance
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012

Sales	$1,546	$1,542	$1,474	—%	5%
Cost of sales, exclusive of depreciation and amortization	868	881	841
Gross margin	678	661	633
Operating expenses	219	222	228
Depreciation and amortization	168	169	149
Operating profit	$291	$270	$256	8%	5%
Margin %	18.8%	17.5%	17.4%

	2014 vs. 2013		2013 vs. 2012
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	—%	2%	(1)%	(12)%
Price	1%	5%	1%	6%
Cost pass-through	(1)%	—%	(1)%	—%
Currency	(1)%	—%	3%	3%
Acquisitions/Divestitures	1%	3%	3%	3%
Other	—%	(2)%	—%	5%
	—%	8%	5%	5%

The following tables provide sales by end-market and distribution method:

	% of Sales			% Change*
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Sales by End Markets
Manufacturing	22%	22%	23%	4%	(4)%
Metals	16%	16%	16%	3%	2%
Energy	7%	6%	4%	(4)%	7%
Chemicals	15%	16%	17%	(9)%	—%
Electronics	7%	7%	8%	(3)%	5%
Healthcare	11%	11%	11%	(1)%	(2)%
Food & Beverage	9%	9%	9%	5%	—%
Aerospace	—%	1%	1%	(11)%	—%
Other	13%	12%	11%	2%	(6)%
	100%	100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	% of Sales
	2014	2013	2012
Sales by Distribution Method
On-Site	19%	20%	20%
Merchant	35%	34%	34%
Packaged Gas	43%	43%	42%
Other	3%	3%	4%
	100%	100%	100%

Praxair’s European industrial gases business operates in Spain, Italy, Germany, Russia, the United Kingdom, Scandinavia and the Benelux region.
Sales for 2014 increased $4 million, versus 2013. Excluding unfavorable currency impacts and lower cost pass-through, sales increased 2% year-over-year. The increase came from higher pricing to merchant and packaged gas customers, and acquisitions primarily Dominion Technology Gases Investment Limited acquired in 2013.
Operating profit of $291 million increased 8% from 2013 primarily driven by higher pricing, volumes and acquisitions. The strong operating leverage came from price attainment across the region coupled with strong productivity and cost initiatives. In addition, the acquisition of an industrial gas business in Italy and a divestiture in France contributed to the higher operating profit and margin.
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
Operating profit for 2013 of $270 million grew 5% from 2012. Higher pricing, favorable currency effects, acquisitions, and lower costs from prior-year cost reduction actions more than offset the impact of lower volumes, primarily in Spain.

South America

(Dollar amounts in millions) Year Ended December 31,				Variance
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012

Sales	$1,993	$2,042	$2,082	(2)%	(2)%
Cost of sales, exclusive of depreciation and amortization	1,101	1,134	1,202
Gross margin	892	908	880
Operating expenses	266	260	267
Depreciation and amortization	177	181	184
Operating profit	$449	$467	$429	(4)%	9%
Margin %	22.5%	22.9%	20.6%

	2014 vs. 2013		2013 vs. 2012
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	2%	(2)%	4%	7%
Price	4%	19%	3%	13%
Cost pass-through	1%	—%	—%	—%
Currency	(9)%	(10)%	(9)%	(9)%
Acquisitions/Divestitures	—%	—%	—%	—%
Other	—%	(11)%	—%	(2)%
	(2)%	(4)%	(2)%	9%
The following tables provide sales by end-market and distribution method:

	% of Sales			% Change*
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Sales by End Markets
Manufacturing	21%	21%	22%	3%	3%
Metals	27%	29%	28%	2%	10%
Energy	2%	2%	4%	23%	(4)%
Chemicals	9%	9%	6%	10%	20%
Electronics	—%	—%	—%	—%	—%
Healthcare	18%	17%	16%	9%	10%
Food & Beverage	13%	12%	12%	16%	8%
Aerospace	—%	—%	—%	—%	—%
Other	10%	10%	12%	2%	(1)%
	100%	100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	% of Sales
	2014	2013	2012
Sales by Distribution Method
On-Site	26%	25%	23%
Merchant	43%	43%	43%
Packaged Gas	29%	30%	31%
Other	2%	2%	3%
	100%	100%	100%
Praxair’s South American industrial gases operations are conducted by its subsidiary, White Martins Gases Industriais Ltda. ("White Martins"), the largest industrial gases company in Brazil. White Martins also manages Praxair’s operations in Argentina, Bolivia, Chile, Colombia, Paraguay, Peru, Uruguay and Venezuela.
Sales in 2014 decreased $49 million, or 2%, versus 2013. Unfavorable currency translation impacts reduced sales by 9%. Organic sales grew 6% primarily due to higher pricing and modest volume growth. Sales growth came primarily from the food and beverage and healthcare end-markets.
Operating profit decreased $18 million or 4% versus 2013. Excluding negative currency effects, operating profit increased 6% due to higher pricing partially offset by cost inflation primarily in Brazil, Argentina and Venezuela. The 2013 period included the impact of a $10 million positive litigation settlement in Brazil.

In 2015, the adoption of the SICAD II exchange rate in Venezuela (see Note 2 to the consolidated financial statements) will have the impact of reducing reported segment sales by an estimated $125 million.
Sales in 2013 decreased $40 million, or 2%, versus 2012. Excluding unfavorable currency translation impacts, underlying sales grew 7% from broad-based volume growth and higher pricing. Sales growth came from metals, chemicals, food and beverage and healthcare customers.
Operating profit in 2013 increased $38 million or 9% versus 2012 and 18% excluding currency effects. Operating leverage was primarily due to higher volumes and pricing across the region. Operating profit included a $10 million litigation settlement in Brazil. Depreciation and amortization increased in 2013 due to the start up of new on-site production facilities but was more than offset by the impacts of currency translation.

Asia

(Dollar amounts in millions) Year Ended December 31,				Variance
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012

Sales	$1,619	$1,525	$1,414	6%	8%
Cost of sales, exclusive of depreciation and amortization	1,041	1,005	952
Gross margin	578	520	462
Operating expenses	105	99	89
Depreciation and amortization	170	150	127
Operating profit	$303	$271	$246	12%	10%
Margin %	18.7%	17.8%	17.4%

	2014 vs. 2013		2013 vs. 2012
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume / Equipment	7%	6%	10%	14%
Price	1%	5%	(1)%	(4)%
Cost pass-through	(1)%	—%	(1)%	—%
Currency	(1)%	(1)%	—%	—%
Other	—%	2%	—%	—%
	6%	12%	8%	10%
The following tables provide sales by end-market and distribution method:

	% of Sales			% Change*
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Sales by End Markets
Manufacturing	10%	11%	12%	(2)%	1%
Metals	28%	27%	25%	13%	15%
Energy	3%	2%	1%	57%	172%
Chemicals	12%	13%	11%	(2)%	19%
Electronics	31%	34%	37%	—%	—%
Healthcare	1%	1%	1%	—%	—%
Food & Beverage	2%	2%	3%	1%	(18)%
Aerospace	—%	—%	—%	—%	—%
Other	13%	10%	10%	35%	18%
	100%	100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	% of Sales
	2014	2013	2012
Sales by Distribution Method
On-Site	51%	48%	43%
Merchant	29%	29%	29%
Packaged Gas	12%	11%	12%
Other	8%	12%	16%
	100%	100%	100%

The Asia segment includes Praxair’s industrial gases operations in China, India, Korea and Thailand, with smaller operations in Taiwan and the Middle East.
Asia segment sales for 2014 increased $94 million, or 6%, as compared to the prior year. Volume growth of 7% came from new project start-ups primarily in India and Korea and included the sale of an air separation plant to a joint venture in China. By end-market, the strongest sales growth came from energy and metals customers. Strong growth in on-site volumes due to new plant start-ups accounted for the increase in on-site sales as a percentage of total sales. Merchant volumes in India and China also showed solid growth versus the prior year. Cost pass-through decreased sales 1% and relates to the contractual pass through of precious metals and power costs fluctuations, with minimal impact on operating profit. Higher helium pricing increased sales by 1%.

Asia segment operating profit for 2014 increased $32 million, or 12%, as compared to the prior year. Strong on-site volume growth contributed to a 6% increase in operating profit. Pricing increased operating profit by 5% primarily due to higher merchant and packaged gas pricing for helium sales. Depreciation and amortization expense increased $20 million as compared to the prior year primarily due to new plant start-ups. In the fourth quarter 2014, operating profit included a $14 million gain related to the acquisition of an equity investment. In the fourth quarter 2013, operating profit included a $13 million gain related to a land sale in Korea.
Asia segment sales for 2013 increased $111 million, or 8%, versus 2012. Volume growth increased sales by 10% due to new on-site sales plant start-ups in China, India and Korea. By end-market, the strongest sales growth came from metals, energy and chemicals customers. Strong growth in on-site volumes due to new plant start-ups accounted for the increase in on-site sales as a percentage of total sales. Merchant volumes in China, India and Korea also showed solid growth versus the prior year. Cost pass-through decreased sales 1% and relates to the contractual pass through of precious metals and power costs fluctuations, with minimal impact on operating profit. Lower merchant pricing, primarily due to the electronics end-market, reduced sales by 1%.
Asia segment operating profit for 2013 increased $25 million, or 10%, versus 2012. Strong on-site volume growth was partially offset by the effects of lower pricing in the electronics end-market. Operating profit included a gain related to a land sale in Korea in the fourth quarter of $13 million. Pricing reduced operating profit by 4% primarily due to lower pricing for liquid argon sales in China and electronic gas customers. Operating expenses increased $10 million primarily due to new plant start-ups, salary increases and other benefit costs. Depreciation and amortization expense increased $23 million as compared to the prior year primarily due to new plant start-ups.
Surface Technologies

(Dollar amounts in millions) Year Ended December 31,				Variance
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012

Sales	$679	$652	$656	4%	(1)%
Cost of sales, exclusive of depreciation and amortization	438	423	433
Gross margin	241	229	223
Operating expenses	75	75	74
Depreciation and amortization	43	43	43
Operating profit	$123	$111	$106	11%	5%
	18.1%	17.0%	16.2%

	2014 vs. 2013		2013 vs. 2012
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume/Price	1%	6%	—%	2%
Cost pass-through	—%	—%	(1)%	—%
Currency	—%	—%	—%	—%
Acquisitions/Divestitures	—%	—%	—%	—%
Other*	3%	5%	—%	3%
	4%	11%	(1)%	5%
* Other primarily relates to business transfers for 2014 vs. 2013.

The following table provides sales by end-market:

	% of Sales			% Change*
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
Sales by End Markets
Manufacturing	13%	13%	14%	1%	(2)%
Metals	8%	8%	8%	3%	4%
Energy	28%	28%	28%	2%	—%
Chemicals	2%	2%	3%	—%	(9)%
Electronics	1%	1%	—%	—%	—%
Healthcare	—%	—%	—%	1%	—%
Food & Beverage	3%	3%	3%	3%	(3)%
Aerospace	34%	34%	34%	3%	(1)%
Other	11%	11%	10%	9%	2%
	100%	100%	100%
* Excludes impact of currency, precious metals cost pass-through, acquisitions/divestitures and business transfers.

Surface technologies provides high-performance coatings and thermal-spray powders and equipment in the Americas, Europe, and Asia.
Sales increased $27 million, or 4% versus 2013 due to modest organic sales growth primarily to the metals and aerospace end-markets, and business transfers.
Operating profit increased $12 million, or 11% versus 2013 primarily due to higher pricing and productivity gains which more than offset cost inflation.
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
To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percent of 2014 Consolidated Sales	Statements of Income			Balance Sheets
		Average Year Ended December 31,			December 31,
Currency		2014	2013	2012	2014	2013
Brazilian real	13%	2.35	2.15	1.95	2.66	2.34
Euro	12%	0.75	0.75	0.78	0.83	0.73
Canadian dollar	8%	1.10	1.03	1.00	1.16	1.06
Mexican peso	6%	13.30	12.76	13.24	14.75	13.04
Chinese yuan	5%	6.16	6.16	6.31	6.21	6.05
Indian rupee	3%	61.03	58.31	53.46	63.04	61.80
Korean won	3%	1,053	1,094	1,132	1,094	1,050
Norwegian krone	1%	6.28	5.87	5.81	7.45	6.07
Colombia peso	1%	1,994	1,868	1,797	2,392	1,927
Venezuelan bolivar fuerte ("VEF") (a)	1%	6.30	5.97	4.30	50.00	6.30
Argentine peso	<1%	8.10	5.45	4.54	8.55	6.52
Russian ruble	<1%	37.77	31.82	31.02	60.74	32.87
Thailand bhat	<1%	32.48	30.69	31.11	32.91	32.71

________________________

(a) At December 31, 2014 Praxair changed the exchange rate used to translate the monetary assets and liabilities of its Venezuelan subsidiary to the SICAD II rate of 50 VEF per U.S. dollar (see Note 2 to the consolidated financial statements). On February 10, 2015, the Venezuelan government initiated a new foreign exchange platform referred to as SIMADI which replaced the SICAD II exchange control mechanism. The SIMADI exchange rate was initially set at 170 VEF per U.S. dollar. This change will not have a material impact on Praxair.

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

(Millions of dollars) Year Ended December 31,	2014	2013	2012
Net Cash Provided by (Used for)
Operating Activities
Net Income (including noncontrolling interests)	$1,746	$1,836	$1,744
Non-cash charges (credits):
Add: Venezuela devaluations and other charges (a)	138	23	43
Add: Depreciation and amortization	1,170	1,109	1,001
Add: Deferred income taxes	55	101	258
Add: Other non-cash charges	(65)	(18)	(57)
Net Income adjusted for non-cash charges	3,044	3,051	2,989
Less: Pension payments	(18)	(52)	(184)
Less: Working capital	(129)	(100)	(105)
Other	(29)	18	52
Net cash provided from operating activities	$2,868	$2,917	$2,752
Investing Activities
Capital expenditures	$(1,689)	$(2,020)	$(2,180)
Acquisitions, net of cash acquired	(206)	(1,323)	(280)
Divestitures and asset sales	92	106	82
Total used for investing	$(1,803)	$(3,237)	$(2,378)
Financing Activities
Debt increases – net	$589	$1,461	$807
Purchases of common stock – net	(759)	(436)	(459)
Cash dividends – Praxair, Inc. shareholders	(759)	(708)	(655)
Excess tax benefit on stock based compensation	31	46	60
Noncontrolling interest transactions and other	(110)	(35)	(56)
Total provided (used) for financing	$(1,008)	$328	$(303)

Effect of exchange rate changes on cash	$(69)	$(27)	$(4)
Cash and cash equivalents	$126	$138	$157

Other Financial Data (b)
Debt-to-capital ratio	59.6%	54.3%	51.9%
After-tax return on capital ("ROC")	12.7%	12.8%	13.9%
Return on Praxair, Inc. shareholder's equity ("ROE")	28.7%	28.6%	28.9%
Adjusted EBITDA	$3,958	$3,804	$3,537
Debt-to-Adjusted EBITDA	2.3	2.2	1.9
____________________

(a)	See Note 2 to the consolidated financial statements.

(b)	Non-GAAP measures. See the “Non-GAAP Financial Measures” section for definitions and reconciliations to reported amounts.
Cash decreased $12 million in 2014 versus 2013. The primary sources of cash in 2014 were cash flows from operations of $2,868 million, and debt increases net of repayments of $589 million. The major uses of cash were capital expenditures of $1,689 million, acquisitions of $206 million, purchases of Praxair common stock net of issuances of $759 million, and cash dividends to shareholders of $759 million. The effect of exchange rate changes on cash and cash equivalents relates primarily to the currency devaluations in Venezuela (see Note 2 to the consolidated financial statements).

Cash Flows From Operations
________________________
*    Includes Spanish income tax settlement payment of $481 million.
2014 compared with 2013
Cash flows from operations was $2,868 million, or 23% of sales, a decrease of $49 million from $2,917 million in 2013. Cash flows provided from net income decreased $90 million, but decreased $7 million after adjusting for the year-over-year change in non-cash items included in net income. Pension contributions decreased $34 million versus 2013 while cash used for working capital requirements increased $29 million versus 2013.
2013 compared with 2012
Cash flows from operations increased $165 million to a record $2,917 million in 2013, or 24% of sales, from $2,752 million in 2012. Cash flows provided from net income increased $92 million versus 2012 but decreased $62 million after adjusting for the impact of non-cash items included in net income. Pension contributions decreased $132 million versus 2012 while cash used for working capital requirements remained essentially flat.

Investing

2014 compared with 2013
Net cash used for investing activities of $1,803 million decreased $1,434 million versus 2013 primarily due to lower acquisition, net of cash acquired and capital expenditures.
Acquisition expenditures in 2014 were $206 million, a decrease of $1,117 million from 2013. Acquisitions in 2014 consisted primarily of an industrial gases business in Italy, packaged gases businesses in North and South America and the controlling interest of an equity investment in China (see Note 3 to the consolidated financial statements).
Capital expenditures in 2014 were $1,689 million, a decrease of $331 million from 2013. Capital expenditures during 2014 related primarily to growth capital investments. Approximately half of the capital expenditures were in North America, about 20% in South America and the rest evenly between Asia and Europe.
Divestitures and asset sales in 2014 totaled $92 million, which included the sale of Praxair's industrial gas business in France during the first quarter.
2013 compared with 2012
Net cash used for investing activities of $3,237 million increased $859 million versus 2012 primarily due to higher acquisitions, net of cash acquired.
Acquisition expenditures in 2013 were $1,323 million, an increase of $1,043 million from 2012. Acquisitions in 2013 consisted primarily of the acquisition of NuCO2, Inc., Dominion Technology Gases, US packaged gas distributors, and an acquisition in Russia (see Note 3 to the consolidated financial statements).
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
The company believes that it has sufficient operating flexibility, cash reserves, and funding sources to maintain adequate amounts of liquidity to meet its business needs around the world. At December 31, 2014, the company’s credit ratings as reported by Standard & Poor’s and Moody’s were A-1 and P-1 for short-term debt, respectively, and A and A2 for long-term debt, respectively. Additionally, the company plans to maintain its undistributed earnings of foreign subsidiaries to support foreign growth opportunities and reduce local debt.
Note 11 to the consolidated financial statements includes information with respect to the company’s debt refinancing in 2014, current debt position, debt covenants and the available credit facility; and Note 12 includes information relating to derivative financial instruments. Praxair's credit facility is with major financial institutions and is non-cancellable until maturity. Therefore, the company believes the risk of the financial institutions being unable to make required loans under the credit facility, if requested, to be low. Praxair’s major bank credit and long-term debt agreements contain standard covenants. The company was in compliance with these covenants at December 31, 2014 and expects to remain in compliance for the foreseeable future.
Praxair’s total debt outstanding at December 31, 2014 was $9,258 million, $447 million higher than $8,811 million at December 31, 2013. The December 31, 2014 debt balance includes $9,002 million in public securities and $256 million representing primarily worldwide bank borrowings. Praxair’s global effective borrowing rate was approximately 2.4% for 2014.
In March 2014, Praxair issued €600 million ($824 million cash proceeds at issuance) of 1.50% Euro-denominated notes due 2020; and in December 2014, Praxair issued €500 million ($616 million cash proceeds at issuance) of 1.625% Euro-denominated notes due 2025. Praxair has designated these Euro-denominated notes as hedges of the net investment position in its European operations (see Note 12 to the consolidated financial statements).
In March 2014, Praxair repaid $300 million of 4.375% notes that became due. In December 2014, Praxair redeemed $400 million of 5.375% notes due in 2016 (see Note 11 to the consolidated financial statements).
Cash used by financing activities was $1,008 million in 2014 compared to cash provided by financing of $328 million in 2013. Net purchases of common stock of $759 million increased $323 million and cash dividends of $759 million increased $51 million from 2013. The noncontrolling interests and other payments relate primarily to the acquisition of the remaining noncontrolling interests in a U.S. packaged gas business during the first quarter 2014. The cash received from debt issuances-net of $589 million was less than $1,461 million in 2013 primarily due to lower acquisition expenditures. The Euro-denominated notes reflected in the consolidated balance sheet is lower than the cash proceeds reflected in the statement of cash flows primarily due to currency movements of $125 million since the note issuances.
On February 5, 2015, Praxair issued $150 million of floating rate notes that bear interest at the Federal funds effective rate plus 0.33% due 2017, $400 million of 2.65% fixed rate notes due 2025 and $200 million of 3.550% fixed rates notes due in 2042. The proceeds will be used for general corporate purposes, including the repayment of outstanding indebtedness.

Other Financial Data
Praxair’s debt-to-capital ratio was 59.6% at December 31, 2014 versus 54.3% at December 31, 2013. Although net debt increased $459 million during 2014, the increase in debt-to-capital is due primarily to lower capital. The equity component of capital was reduced by a $1,257 million loss in other comprehensive income, primarily from currency impacts and the funded status of benefit plans. The increase in 2013 is attributable to higher debt levels, primarily to fund acquisitions.
After-tax return on capital ("ROC") of 12.7% at December 31, 2014 was slightly below 12.8% at year-end 2013, and ROC was 13.9% in 2012. The decrease in both years is primarily related to capital projects and acquisitions.
Return on equity ("ROE") was strong and consistent for 2014, 2013 and 2012.
Adjusted EBITDA increased $154 million in 2014 and $267 million in 2013 versus the respective prior year amounts. The increases primarily reflect the higher adjusted net income levels and depreciation and amortization from the start-up of new plants and other assets, and from acquisitions; partially offset by negative currency impacts.

Debt-to-Adjusted EBITDA increased slightly in 2014 primarily because debt increased more than adjusted EBITDA. Praxair’s debt is largely denominated in U.S. dollars and, therefore, is not impacted by currency movements. In 2013 the increase was largely due to increased debt incurred to fund acquisitions.
See the “Non-GAAP Financial Measures” section for definitions and reconciliation of these non-GAAP measures to reported amounts.
CONTRACTUAL OBLIGATIONS
The following table sets forth Praxair’s material contract obligations and other commercial commitments as of December 31, 2014:

(Millions of dollars)	Due or expiring by December 31,
	2015	2016	2017	2018	2019	Thereafter	Total
Long-term debt obligations:
Debt and capitalized lease maturities (Note 11)*	$2	$407	$775	$1,083	$2,008	$4,396	$8,671
Contractual interest	209	191	176	159	130	600	1,465
Operating leases (Note 4)*	122	109	91	75	60	60	517
Retirement obligations	55	32	34	35	37	163	356
Unconditional purchase obligations (Note 17)*	543	491	460	445	393	3,021	5,353
Construction commitments (Note 17)*	954	404	27	—	—	—	1,385
Total Contractual Obligations	$1,885	$1,634	$1,563	$1,797	$2,628	$8,240	$17,747
* See Notes to the consolidated financial statements for additional information.
Contractual interest on long-term debt of $1,465 million represents interest the company is contracted to pay on outstanding long-term debt, current portion of long-term debt and capital lease obligations, calculated on a basis consistent with planned debt maturities, excluding the interest impact of interest rate swaps. At December 31, 2014, Praxair had fixed-rate debt of $7,626 million and floating-rate debt of $1,632 million. The rate assumed for floating-rate debt was the rate in effect at December 31, 2014.

Retirement obligations of $356 million include estimates of pension plan contributions and expected future benefit payments for unfunded pension and OPEB plans. Pension plan contributions are forecast for 2015 only. For purposes of the table, $15 million of estimated required contributions have been included for 2015. Expected future unfunded pension and OPEB benefit payments are forecast only through 2024. Contribution and unfunded benefit payment estimates are based upon current valuation assumptions. Estimates of pension contributions after 2015 and unfunded benefit payments after 2024 are not included in the table because the timing of their resolution cannot be estimated. Retirement obligations are more fully described in Note 16 to the consolidated financial statements.
Liabilities for uncertain tax positions totaling $71 million, including interest and penalties, are not included in the table because the timing of their resolution cannot be estimated. See Note 5 to the consolidated financial statements for disclosures surrounding uncertain income tax positions.
OFF-BALANCE SHEET ARRANGEMENTS
As discussed in Note 17 to the consolidated financial statements, at December 31, 2014, Praxair had entered into various guarantees and other arrangements, and had undrawn outstanding letters of credit from financial institutions. These arrangements were entered into in connection with normal business operations and they are not reasonably likely to have a material impact on Praxair’s consolidated financial condition, results of operations, or liquidity.
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
Depreciable Lives of Property, Plant and Equipment
Praxair’s net property, plant and equipment at December 31, 2014 was $11,997 million, representing 61% of the company’s consolidated total assets. Depreciation expense for the year ended December 31, 2014 was $1,123 million, or 12% of total operating costs. Management judgment is required in the determination of the estimated depreciable lives that are used to calculate the annual depreciation expense and accumulated depreciation.
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
Based upon the assets as of December 31, 2014, if depreciable lives of machinery and equipment, on average, were increased or decreased by one year, annual depreciation expense would be decreased by approximately $73 million or increased by approximately $84 million, respectively.
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

The weighted-average expected long-term rates of return on pension plan assets were 8.00% for U.S. plans and 8.10% for international plans for the years ended December 31, 2014 (8.00% and 7.50%, respectively at December 31, 2013). These rates are determined annually by management based on a weighted average of current and historical market trends, historical and expected portfolio performance and the current and expected portfolio mix of investments. A 0.50% change in these expected long-term rates of return, with all other variables held constant, would change Praxair’s pension expense by approximately $10 million.
The company has consistently used a market-related value of assets rather than the fair value at the measurement date to determine annual pension expense. The market-related value recognizes investment gains or losses over a five-year period. As a result, changes in the fair value of assets from year to year are not immediately reflected in the company’s annual pension expense. Instead, annual pension expense in future periods will be impacted as deferred investment gains or losses are recognized in the market-related value of assets over the five-year period. The consolidated market-related value of assets was $2,051 million, or $117 million lower than the fair value of assets of $2,168 million at December 31, 2014. These net deferred investment gains of $117 million will be recognized in the calculation of the market-related value of assets ratably over the next four years and will impact future pension expense. Future actual investment gains or losses will impact the market-related value of assets and, therefore, will impact future annual pension expense in a similar manner.
The weighted-average discount rates for pension plan liabilities were 3.95% for U.S. plans and 5.36% for international plans at December 31, 2014 (4.80% and 6.30%, respectively, at December 31, 2013). These rates are used to calculate the present value of plan liabilities and are determined annually by management. The discount rate for the U.S. plans is established utilizing a cash flow matching model provided by the company’s independent actuaries. The model includes a portfolio of corporate bonds graded Aa or better by at least half of the ratings agencies and matches the U.S. plan’s projected cash flows to the calculated spot rates and develops the single equivalent discount rate which produces the same present value. The discount rates for the remaining international plans are based on market yields for high-quality fixed income investments representing the approximate duration of the pension liabilities on the measurement date. A 0.50% change in discount rates, with all other variables held constant, would decrease/increase Praxair’s pension expense by approximately $12 million and would impact the PBO by approximately $185 million.
The weighted-average expected rate of compensation increase was 3.25% for U.S. plans and 3.72% for international plans at December 31, 2014 (3.25% and 4.00%, respectively, at December 31, 2013). The estimated annual compensation increase is determined by management every year and is based on historical trends and market indices. A 0.50% change in the expected rate of compensation increase, with all other variables held constant, would change Praxair’s pension expense by approximately $5 million and would impact the PBO by approximately $34 million.
Asset Impairments
Goodwill
At December 31, 2014, the company had goodwill of $3,121 million, which represents the aggregate of the excess purchase price for acquired businesses over the fair value of the net assets acquired.
The company performs a goodwill impairment test annually in the second quarter or more frequently if events or circumstances indicate that an impairment loss may have been incurred, and no impairments were indicated. The company has continuously re-evaluated the likelihood of goodwill impairments in its reporting units subsequent to the second quarter test, and does not believe there is indication of impairment for any of its reporting units. At December 31, 2014, Praxair’s enterprise value was approximately $47 billion (outstanding shares multiplied by the year-end stock price plus debt, and without any control premium) while its total capital was approximately $15 billion.
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

Such analysis requires the use of certain market assumptions and discount factors, which are subjective in nature. As applicable, estimated values can be affected by many factors beyond the company's control such as business and economic trends, government regulation, and technological changes. Management believes that the qualitative factors used to perform its annual goodwill impairment assessment are appropriate and reasonable. Although the 2014 qualitative assessment indicated that it is more likely than not that the fair value of each reporting unit substantially exceeded its carrying value, changes in circumstances or conditions affecting this analysis could have a significant impact on the fair value determination, which could then result in a material impairment charge to the company's results of operations.

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
Income Taxes
At December 31, 2014, Praxair had deferred tax assets of $991 million (net of valuation allowances of $106 million), and deferred tax liabilities of $1,902 million. At December 31, 2014, uncertain tax positions totaled $71 million (see Notes 1 and 5 to the consolidated financial statements). Income tax expense was $691 million for the year ended December 31, 2014, or about 28.9% of pre-tax income.
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
The following are the non-GAAP measures presented in the Selected Financial Data (Item 6) or this MD&A:

(Dollar amounts in millions, except for per share data) Year ended December 31,	2014	2013	2012	2011	2010
Performance Measures:
After-tax return on capital ("ROC")	12.7%	12.8%	13.9%	14.8%	14.5%
Return on equity ("ROE")	28.7%	28.6%	28.9%	28.1%	26.4%
Debt-to-capital	59.6%	54.3%	51.9%	51.8%	47.3%
Debt-to-adjusted EBITDA	2.3	2.2	1.9	1.7	1.6
Adjusted Amounts:
Operating profit	$2,746	$2,657	$2,502	$2,469	$2,167
As a percent of sales	22.4%	22.3%	22.3%	21.9%	21.4%
EBITDA	$3,958	$3,804	$3,537	$3,512	$3,130
EBITDA Margin	32.2%	31.9%	31.5%	31.2%	30.9%
Interest expense - net	$177	$160	$141	$145	$118
Effective tax rate	27.5%	28.0%	28.0%	27.8%	27.9%
Noncontrolling interests	$(52)	$(65)	$(54)	$(51)	$(39)
Net income – Praxair, Inc.	$1,852	$1,772	$1,681	$1,666	$1,476
Diluted earnings per share	$6.27	$5.93	$5.57	$5.43	$4.74

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

(Dollar amounts in millions) Year Ended December 31,	2014	2013	2012	2011	2010
Adjusted operating profit (see below)	$2,746	$2,657	$2,502	$2,469	$2,167
Less: adjusted income taxes (see below)	(707)	(698)	(660)	(647)	(572)
Less: tax benefit on adjusted interest expense (a)	(50)	(44)	(39)	(41)	(33)
Add: income from equity investments	42	38	34	40	38
Net operating profit after-tax ("NOPAT")	$2,031	$1,953	$1,837	$1,821	$1,600
Beginning capital	$15,983	$13,878	$12,489	$11,663	$10,658
First quarter ending capital	$16,319	$15,344	$13,248	$12,289	$10,758
Second quarter ending capital	$16,492	$15,548	$13,017	$12,809	$10,745
Third quarter ending capital	$16,083	$15,757	$13,617	$12,306	$11,336
Year-end ending capital	$15,318	$15,983	$13,878	$12,489	$11,663
Five-quarter average capital	$16,039	$15,302	$13,250	$12,311	$11,032
After-tax return on capital	12.7%	12.8%	13.9%	14.8%	14.5%

________________________

(a)	Tax benefit on adjusted interest expense is computed using the effective rate adjusted for non-recurring income tax benefits and charges. The effective tax rates used for all periods was 28%.
Return on Praxair, Inc. Shareholders’ Equity ("ROE")
Return on Praxair, Inc. shareholders’ equity is a measure used by investors, financial analysts and management to evaluate operating performance from a Praxair shareholder perspective. ROE measures the net income attributable to Praxair, Inc. that the company was able to generate with the money shareholders have invested.

(Dollar amounts in millions) Year Ended December 31,	2014	2013	2012	2011	2010
Adjusted net income – Praxair, Inc. (see below)	$1,852	$1,772	$1,681	$1,666	$1,476
Beginning Praxair, Inc. shareholders’ equity	$6,609	$6,064	$5,488	$5,792	$5,315
First quarter ending Praxair, Inc. shareholders’ equity	$6,600	$6,169	$5,940	$6,165	$5,398
Second quarter ending Praxair, Inc. shareholders’ equity	$6,911	$5,928	$5,615	$6,400	$5,452
Third quarter ending Praxair, Inc. shareholders’ equity	$6,552	$6,210	$6,015	$5,753	$5,991
Year-End ending Praxair, Inc. shareholders’ equity	$5,623	$6,609	$6,064	$5,488	$5,792
Five-quarter average Praxair, Inc. shareholders’ equity	$6,459	$6,196	$5,824	$5,920	$5,590
Return on Praxair, Inc. Shareholders’ Equity	28.7%	28.6%	28.9%	28.1%	26.4%

Debt-to-Capital Ratio
The debt-to-capital ratio is a measure used by investors, financial analysts and management to provide a measure of financial leverage and insights into how the company is financing its operations.

(Dollar amounts in millions)	2014	2013	2012	2011	2010
Year Ended December 31,
Total debt	$9,258	$8,811	$7,362	$6,562	$5,557
Less: cash and cash equivalents	(126)	(138)	(157)	(90)	(39)
Net debt	9,132	8,673	7,205	6,472	5,518
Equity and redeemable noncontrolling interests
Redeemable noncontrolling interests	176	307	252	220	—
Praxair, Inc. shareholders’ equity	5,623	6,609	6,064	5,488	5,792
Noncontrolling interests	387	394	357	309	353
Total equity and redeemable noncontrolling interests	6,186	7,310	6,673	6,017	6,145
Total capital	$15,318	$15,983	$13,878	$12,489	$11,663
Debt-to-capital ratio	59.6%	54.3%	51.9%	51.8%	47.3%

Adjusted EBITDA, Adjusted EBITDA Margin and Debt-to-Adjusted EBITDA Ratio

(Dollar amounts in millions)	2014	2013	2012	2011	2010
Year Ended December 31,
Adjusted net income - Praxair, Inc. (see below)	$1,852	$1,772	$1,681	$1,666	$1,476
Add: adjusted noncontrolling interests (see below)	52	65	54	51	39
Add: adjusted interest expense - net	177	160	141	145	118
Add: adjusted income taxes (see below)	707	698	660	647	572
Add: depreciation and amortization	1,170	1,109	1,001	1,003	925
Adjusted EBITDA	$3,958	$3,804	$3,537	$3,512	$3,130

Reported Sales	$12,273	$11,925	$11,224	$11,252	$10,116
Adjusted EBITDA Margin	32.2%	31.9%	31.5%	31.2%	30.9%

Beginning Praxair, Inc. net debt	$8,673	$7,205	$6,472	$5,518	$5,010
First quarter ending Praxair, Inc. net debt	$9,126	$8,563	$6,749	$5,752	$5,028
Second quarter ending Praxair, Inc. net debt	$8,992	$9,004	$6,891	$6,039	$4,978
Third quarter ending Praxair, Inc. net debt	$8,953	$8,892	$7,028	$6,185	$5,006
Year-End ending Praxair, Inc. net debt	$9,132	$8,673	$7,205	$6,472	$5,518
Five-quarter average Praxair, Inc. net debt	$8,975	$8,467	$6,869	$5,993	$5,108
Debt-to- adjusted EBITDA ratio	2.3	2.2	1.9	1.7	1.6
Adjusted Amounts
2014 amounts are adjusted for the impact of the Venezuela currency devaluation, a pension settlement and a bond redemption. 2013 amounts are adjusted for the impact of Venezuela currency devaluation, a pension settlement, an income tax benefit related to the realignment of Praxair's Italian legal structure and a bond redemption. 2012 amounts are adjusted for the impact of the cost reduction program, a pension settlement and an income tax benefit related to US homecare divestiture. 2011 amounts are adjusted for the impact of a net gain on acquisition and the cost reduction program. 2010 amounts are adjusted for the impact of the Spanish income tax settlement, US homecare divestiture, repatriation tax benefit and Venezuela currency devaluation. The company does not believe these items are indicative of on-going business performance and, accordingly, their impacts are excluded from the reported amounts so that investors can better evaluate and analyze historical and future business trends on a consistent basis.

(Dollar amounts in millions, except per share data)	2014	2013	2012	2011	2010
Year Ended December 31,
Adjusted Operating Profit and Margin
Reported operating profit	$2,608	$2,625	$2,437	$2,468	$2,082
Add: Pension settlement charge	7	9	9	—	—
Add: Venezuela currency devaluation	131	23	—	—	27
Add: Cost reduction program	—	—	56	40	—
Less: Net gain on acquisition	—	—	—	(39)	—
Add: US homecare divestiture	—	—	—	—	58
Total adjustments	138	32	65	1	85
Adjusted operating profit	$2,746	$2,657	$2,502	$2,469	$2,167
Reported percent change	(1)%	8%	(1)%	19%	32%
Adjusted percent change	3%	6%	1%	14%	15%
Reported sales	$12,273	$11,925	$11,224	$11,252	$10,116
Reported operating profit margin	21.2%	22.0%	21.7%	21.9%	20.6%
Adjusted operating profit margin	22.4%	22.3%	22.3%	21.9%	21.4%

(Dollar amounts in millions, except per share data)	2014	2013	2012	2011	2010
Year Ended December 31,
Adjusted Interest Expense - Net
Reported interest expense	213	178	141	145	118
Less: Bond redemption	(36)	(18)	—	—	—
Adjusted interest expense - net	$177	$160	$141	$145	$118

Adjusted Income Taxes and Effective Tax Rate
Reported income taxes	$691	$649	$586	$641	$768
Add: Bond redemption	14	6	—	—	—
Add: Income tax benefits	—	40	55	—	—
Add: Pension settlement charge	2	3	3	—	—
Add: Venezuela currency devaluation	—	—	—	—	1
Add: Cost reduction program	—	—	16	9	—
Less: Spanish income tax settlement	—	—	—	—	(250)
Less: Net gain on acquisition	—	—	—	(3)	—
Add: US homecare divestiture	—	—	—	—	18
Add: Repatriation tax benefit	—	—	—	—	35
Total adjustments	16	49	74	6	(196)
Adjusted income taxes	$707	$698	$660	$647	$572
Reported income before income taxes and equity investments	$2,395	$2,447	$2,296	$2,323	$1,964
Add: Bond redemption	36	18	—	—	—
Add: Pension settlement charge	7	9	9	—	—
Add: Venezuela currency devaluation	131	23	—	—	27
Add: Cost reduction program	—	—	56	40	—
Less: Net gain on acquisition	—	—	—	(39)	—
Add: US homecare divestiture	—	—	—	—	58
Total adjustments	174	50	65	1	85
Adjusted income before income taxes and equity investments	$2,569	$2,497	$2,361	$2,324	$2,049
Adjusted effective tax rate	27.5%	28.0%	28.0%	27.8%	27.9%

Adjusted Noncontrolling Interests
Reported noncontrolling interests	$52	$81	$52	$50	$39
Less: Income tax benefits	—	(16)	—	—	—
Add: Cost reduction program	—	—	2	—	—
Add: Net gain on acquisition	—	—	—	1	—
Total adjustments	—	(16)	2	1	—
Adjusted noncontrolling interests	$52	$65	$54	$51	$39

Adjusted Net Income – Praxair, Inc.
Reported net income – Praxair, Inc.	$1,694	$1,755	$1,692	$1,672	$1,195
Add: Bond redemption	22	12	—	—	—
Less: Income tax benefits	—	(24)	(55)	—	—
Add: Pension settlement charge	5	6	6	—	—
Add: Venezuela currency devaluation	131	23	—	—	26
Add: Cost reduction program	—	—	38	31	—
Less: Net gain on acquisition	—	—	—	(37)	—
Add: Spanish tax settlement	—	—	—	—	250
Add: US homecare divestiture	—	—	—	—	40

(Dollar amounts in millions, except per share data)	2014	2013	2012	2011	2010
Year Ended December 31,
Less: Repatriation tax benefit	—	—	—	—	(35)
Total adjustments	158	17	(11)	(6)	281
Adjusted net income – Praxair, Inc.	$1,852	$1,772	$1,681	$1,666	$1,476
Reported percent change	(3)%	4%	1%	40%	(5)%
Adjusted percent change	5%	5%	1%	13%	18%

(Dollar amounts in millions, except per share data)	2014	2013	2012	2011	2010
Year Ended December 31,
Adjusted Diluted Earnings Per Share
Reported diluted earnings per share	$5.73	$5.87	$5.61	$5.45	$3.84
Add: Bond redemption	0.07	0.04	—	—	—
Less: Income tax benefits	—	(0.08)	(0.18)	—	—
Add: Pension settlement charge	0.02	0.02	0.02	—	—
Add: Venezuela currency devaluation	0.45	0.08	—	—	0.08
Add: Cost reduction program	—	—	0.12	0.10	—
Less: Net gain on acquisition	—	—	—	(0.12)	—
Add: Spanish income tax settlement	—	—	—	—	0.80
Add: US homecare divestiture	—	—	—	—	0.13
Less: Repatriation tax benefit	—	—	—	—	(0.11)
Total adjustments	0.54	0.06	(0.04)	(0.02)	0.90
Adjusted diluted earnings per share	$6.27	$5.93	$5.57	$5.43	$4.74
Reported percent change	(2)%	5%	3%	42%	(4)%
Adjusted percent change	6%	6%	3%	15%	19%

2015 Diluted Earnings Per Share Outlook
	Low End	High End
2015 diluted EPS outlook	$6.15	$6.50
2014 adjusted diluted EPS (see above)	$6.27	$6.27
Percentage change	(2)%	4%

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
To manage these risks, Praxair uses various derivative financial instruments, including interest-rate swaps, treasury rate locks, currency swaps, forward contracts, currency options and commodity contracts. Praxair only uses commonly traded and non-leveraged instruments. These contracts are entered into primarily with major banking institutions thereby minimizing the risk of credit loss. Also, see Notes 1 and 12 to the consolidated financial statements for a more complete description of Praxair’s accounting policies and use of such instruments.
The following discussion presents the sensitivity of the market value, earnings and cash flows of Praxair’s financial instruments to hypothetical changes in interest and exchange rates assuming these changes occurred at December 31, 2014. The range of changes chosen for these discussions reflects Praxair’s view of changes which are reasonably possible over a one-year period. Market values represent the present values of projected future cash flows based on interest rate and exchange rate assumptions.
Interest Rate and Debt Sensitivity Analysis
At December 31, 2014, Praxair had debt totaling $9,258 million ($8,811 million at December 31, 2013). At December 31, 2014 there were two interest-rate swap agreements outstanding with notional amounts totaling $875 million that converts fixed-rate interest to variable-rate interest on the $400 million 3.25% notes that mature in 2015 and the $475 million 1.25% notes that mature in 2018. When considered necessary, interest-rate swaps are entered into as hedges of underlying financial instruments to effectively change the characteristics of the interest rate without actually changing the underlying financial instrument.
For fixed-rate instruments, interest-rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating-rate instruments, interest-rate changes generally do not affect the fair market value but impact future earnings and cash flows, assuming other factors are held constant.
At December 31, 2014, Praxair had fixed-rate debt of $7,626 million and floating-rate debt of $1,632 million, representing 82% and 18%, respectively, of total debt. At December 31, 2013, Praxair had fixed-rate debt of $7,004 million and floating-rate debt of $1,807 million, representing 79% and 21%, respectively, of total debt. Holding other variables constant (such as foreign exchange rates, swaps and debt levels), a one-percentage-point decrease in interest rates would increase the unrealized fair market value of the fixed-rate debt by approximately $440 million ($421 million in 2013). At December 31, 2014 and 2013, the after-tax earnings and cash flows impact for the subsequent year resulting from a one-percentage-point increase in interest rates would be approximately $11 million and $12 million, respectively, holding other variables constant.
Exchange Rate Sensitivity Analysis
Praxair’s exchange-rate exposures result primarily from its investments and ongoing operations in South America (primarily Brazil, Argentina and Colombia), Europe (primarily Germany, Italy, Russia, Scandinavia and Spain), Canada, Mexico, Asia (primarily China, India, Korea and Thailand) and other business transactions such as the procurement of equipment from foreign sources. From time to time, Praxair utilizes foreign exchange forward contracts to hedge these exposures. At December 31, 2014, Praxair had $2,427 million notional amount ($2,197 million at December 31, 2013) of foreign exchange contracts all of which were to hedge recorded balance sheet exposures. See Note 12 to the consolidated financial statements.
Holding other variables constant, if there were a 10% adverse change in foreign-currency exchange rates for the portfolio, the fair market value of foreign-currency contracts outstanding at December 31, 2014 and 2013 would decrease by approximately $86 million and $46 million, respectively, which would be largely offset by an offsetting gain or loss on the foreign-currency fluctuation of the underlying exposure being hedged.

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
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has completed an integrated audit of Praxair’s 2014, 2013 and 2012 consolidated financial statements and of its internal control over financial reporting as of December 31, 2014 in accordance with the standards of the Public Company Accounting Oversight Board (United States) as stated in their report.
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
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Praxair’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (often referred to as COSO). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2014.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued their opinion on the company’s internal control over financial reporting as of December 31, 2014 as stated in their report.

/s/ STEPHEN F. ANGEL	/s/ ELIZABETH T. HIRSCH
Stephen F. Angel Chairman, President and Chief Executive Officer	Elizabeth T. Hirsch Vice President and Controller
/s/ MATTHEW J. WHITE
Matthew J. White Senior Vice President and Chief Financial Officer	Danbury, Connecticut February 25, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Shareholders of Praxair, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income (loss), equity and cash flows present fairly, in all material respects, the financial position of Praxair and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers
Stamford, Connecticut
February 25, 2015

CONSOLIDATED STATEMENTS OF INCOME
PRAXAIR, INC. AND SUBSIDIARIES
(Dollar amounts in millions, except per share data)

Year Ended December 31,	2014	2013	2012
Sales	$12,273	$11,925	$11,224
Cost of sales, exclusive of depreciation and amortization	6,962	6,744	6,396
Selling, general and administrative	1,308	1,349	1,270
Depreciation and amortization	1,170	1,109	1,001
Research and development	96	98	98
Venezuela currency devaluation and other charges – net	138	32	65
Other income (expenses) – net	9	32	43
Operating Profit	2,608	2,625	2,437
Interest expense – net	213	178	141
Income Before Income Taxes and Equity Investments	2,395	2,447	2,296
Income taxes	691	649	586
Income Before Equity Investments	1,704	1,798	1,710
Income from equity investments	42	38	34
Net Income (Including Noncontrolling Interests)	1,746	1,836	1,744
Less: noncontrolling interests	(52)	(81)	(52)
Net Income – Praxair, Inc.	$1,694	$1,755	$1,692

Per Share Data – Praxair, Inc. Shareholders
Basic earnings per share	$5.79	$5.94	$5.67
Diluted earnings per share	$5.73	$5.87	$5.61

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	292,494	295,523	298,316
Diluted shares outstanding	295,608	298,965	301,845
The accompanying Notes on pages 60 to 100 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PRAXAIR, INC. AND SUBSIDIARIES
(Dollar amounts in millions)

Year Ended December 31,	2014	2013	2012
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$1,746	$1,836	$1,744

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(1,087)	(474)	(13)
Reclassifications to net income	(5)	—	—
Income Taxes	(4)	27	17
Translation adjustments	(1,096)	(447)	4
Funded status - retirement obligations (Note 16):
Retirement program remeasurements	(318)	408	(228)
Reclassifications to net income	59	95	71
Income taxes	95	(180)	49
Funded status - retirement obligations	(164)	323	(108)
Derivative instruments (Note 12):
Current year unrealized gain (loss)	4	1	(1)
Reclassifications to net income	—	—	—
Income taxes	(1)	—	1
Derivative instruments	3	1	—
TOTAL OTHER COMPREHENSIVE LOSS	(1,257)	(123)	(104)

COMPREHENSIVE INCOME (INCLUDING NONCONTROLLING INTERESTS)	489	1,713	1,640
Less: noncontrolling interests	1	(76)	(54)
COMPREHENSIVE INCOME - PRAXAIR, INC.	$490	$1,637	$1,586

The accompanying Notes on pages 60 to 100 are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
PRAXAIR, INC. AND SUBSIDIARIES
(Dollar amounts in millions)

December 31,	2014	2013
Assets
Cash and cash equivalents	$126	$138
Accounts receivable – net	1,796	1,892
Inventories	551	506
Prepaid and other current assets	366	380
Total Current Assets	2,839	2,916
Property, plant and equipment – net	11,997	12,278
Equity investments	693	702
Goodwill	3,121	3,194
Other intangible assets – net	603	596
Other long-term assets	549	569
Total Assets	$19,802	$20,255
Liabilities and Equity
Accounts payable	$864	$921
Short-term debt	587	782
Current portion of long-term debt	2	3
Accrued taxes	119	168
Other current liabilities	918	790
Total Current Liabilities	2,490	2,664
Long-term debt	8,669	8,026
Other long-term liabilities	1,176	859
Deferred credits	1,281	1,396
Total Liabilities	13,616	12,945
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	176	307
Praxair, Inc. Shareholders’ Equity:
Common stock $0.01 par value, authorized – 800,000,000 shares, issued 2014 and 2013 – 383,230,625 shares	4	4
Additional paid-in capital	3,994	3,970
Retained earnings	11,461	10,528
Accumulated other comprehensive income (loss)	(3,185)	(1,981)
Less: Treasury stock, at cost (2014 – 93,969,017 shares and 2013 – 89,096,761 shares)	(6,651)	(5,912)
Total Praxair, Inc. Shareholders’ Equity	5,623	6,609
Noncontrolling interests	387	394
Total Equity	6,010	7,003
Total Liabilities and Equity	$19,802	$20,255
The accompanying Notes on pages 60 to 100 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
PRAXAIR, INC. AND SUBSIDIARIES
(Millions of dollars)

Year Ended December 31,	2014	2013	2012
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income – Praxair, Inc.	$1,694	$1,755	$1,692
Noncontrolling interests	52	81	52
Net income (including noncontrolling interests)	$1,746	$1,836	$1,744
Adjustments to reconcile net income to net cash provided by operating activities:
Venezuela currency devaluation and other charges-net, net of payments	138	23	43
Depreciation and amortization	1,170	1,109	1,001
Deferred income taxes	55	101	258
Share-based compensation	51	70	70
Non-cash charges and other	(116)	(88)	(127)
Working capital
Accounts receivable	(80)	(84)	(36)
Inventory	(42)	(54)	(18)
Prepaid and other current assets	(20)	(69)	(17)
Payables and accruals	13	107	(34)
Pension contributions	(18)	(52)	(184)
Long-term assets, liabilities and other	(29)	18	52
Net cash provided by operating activities	2,868	2,917	2,752
Investing
Capital expenditures	(1,689)	(2,020)	(2,180)
Acquisitions, net of cash acquired	(206)	(1,323)	(280)
Divestitures and asset sales	92	106	82
Net cash used for investing activities	(1,803)	(3,237)	(2,378)
Financing
Short-term debt borrowings (repayments) – net	(193)	149	293
Long-term debt borrowings	1,546	2,659	2,036
Long-term debt repayments	(764)	(1,347)	(1,522)
Issuances of common stock	103	154	164
Purchases of common stock	(862)	(590)	(623)
Cash dividends – Praxair, Inc. shareholders	(759)	(708)	(655)
Excess tax benefit on stock based compensation	31	46	60
Noncontrolling interest transactions and other	(110)	(35)	(56)
Net cash used for financing activities	(1,008)	328	(303)
Effect of exchange rate changes on cash and cash equivalents	(69)	(27)	(4)
Change in cash and cash equivalents	(12)	(19)	67
Cash and cash equivalents, beginning-of-period	138	157	90
Cash and cash equivalents, end-of-period	$126	$138	$157
Supplemental Data
Income taxes paid	$606	$532	$277
Interest paid, net of capitalized interest (Note 7)	$210	$184	$153
The accompanying Notes on pages 60 to 100 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
PRAXAIR, INC. AND SUBSIDIARIES
(Dollar amounts in millions, except per share data, shares in thousands)

	Praxair, Inc. Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Note 7)	Treasury Stock		Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Activity	Shares	Amounts				Shares	Amounts
Balance, December 31, 2011	382,854	$4	$3,809	$8,510	$(1,746)	84,324	$(5,089)	$5,488	$309	$5,797
Net Income				1,692				1,692	34	1,726
Other comprehensive income (loss)					(106)			(106)	2	(104)
Noncontrolling interests:
Dividends and other capital reductions								—	(48)	(48)
Additions (Reductions)								—	44	44
Reclassification to redeemable noncontrolling interests (Note 14)								—	16	16
Redemption value adjustments (Note 14)				(13)				(13)		(13)
Dividends to Praxair, Inc. common stock ($2.20 per share)				(655)				(655)		(655)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	66		7					7		7
For employee savings and incentive plans	153		(60)			(3,298)	208	148		148
Purchases of common stock						5,818	(630)	(630)		(630)
Tax benefit from stock options			63					63		63
Share-based compensation			70					70		70
Balance, December 31, 2012	383,073	$4	$3,889	$9,534	$(1,852)	86,844	$(5,511)	$6,064	$357	$6,421
Net Income				1,755				1,755	57	1,812
Other comprehensive income (loss)					(129)			(129)	6	(123)
Noncontrolling interests:
Dividends and other capital reductions								—	(41)	(41)
Additions (Reductions)								—	15	15
Redemption value adjustments (Note 14)				(53)				(53)		(53)
Dividends to Praxair, Inc. common stock ($2.40 per share)				(708)				(708)		(708)

	Praxair, Inc. Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Note 7)	Treasury Stock		Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Activity	Shares	Amounts				Shares	Amounts
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	47		5			(14)	2	7		7
For employee savings and incentive plans	111		(41)			(2,767)	180	139		139
Purchases of common stock						5,034	(583)	(583)		(583)
Tax benefit from stock options			47					47		47
Share-based compensation			70					70		70
Balance, December 31, 2013	383,231	$4	$3,970	$10,528	$(1,981)	89,097	$(5,912)	$6,609	$394	$7,003
Net Income				1,694				1,694	40	1,734
Other comprehensive loss					(1,204)			(1,204)	(29)	(1,233)
Noncontrolling interests:
Dividends and other capital reductions								—	(28)	(28)
Purchases of noncontrolling interests			(24)					(24)	2	(22)
Additions (Reductions)								—	8	8
Redemption value adjustments (Note 14)				(2)				(2)		(2)
Dividends to Praxair, Inc. common stock ($2.60 per share)				(759)				(759)		(759)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan						(56)	7	7		7
For employee savings and incentive plans			(36)			(1,830)	122	86		86
Purchases of common stock						6,758	(868)	(868)		(868)
Tax benefit from stock options			33					33		33
Share-based compensation			51					51		51
Balance, December 31, 2014	383,231	$4	$3,994	$11,461	$(3,185)	93,969	$(6,651)	$5,623	$387	$6,010
The accompanying Notes on pages 60 to 100 are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PRAXAIR, INC. AND SUBSIDIARIES
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Operations – Praxair, Inc. and its subsidiaries ("Praxair" or "the company") comprise one of the largest industrial gases companies worldwide, and the largest in North and South America. Praxair produces, sells and distributes atmospheric, process and specialty gases, and high-performance surface coatings to a diverse group of industries including aerospace, chemicals, food and beverage, electronics, energy, healthcare, manufacturing, and metals.
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
Inventories – Inventories are stated at the lower of cost or market. Cost is determined using the average-cost method. Effective July 1, 2014, the Company changed its method of accounting for all remaining U.S. operations that were using the last-in, first-out (“LIFO”) method to the average-cost method. See Note 7.

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
Foreign Currency Translation – For most foreign operations, the local currency is the functional currency and translation gains and losses are reported as part of the accumulated other comprehensive income (loss) component of equity as a cumulative translation adjustment (see Note 7). For Venezuelan operations, the U.S. dollar is the functional currency and translation gains and losses are included in other income (expenses) – net.
Financial Instruments – Praxair enters into various derivative financial instruments to manage its exposure to fluctuating interest and currency exchange rates and energy costs. Such instruments primarily include interest-rate swap and treasury rate lock agreements; currency-swap agreements; forward contracts; currency options; and commodity-swap agreements. These instruments are not entered into for trading purposes. Praxair only uses commonly traded and non-leveraged instruments.
There are three types of derivatives the company enters into: (i) those relating to fair-value exposures, (ii) those relating to cash-flow exposures, and (iii) those relating to foreign currency net investment exposures. Fair-value exposures relate to recognized assets or liabilities, and firm commitments; cash-flow exposures relate to the variability of future cash flows associated with recognized assets or liabilities, or forecasted transactions; and net investment exposures relate to the impact of foreign currency exchange rate changes on the carrying value of net assets denominated in foreign currencies.
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

The company performs a goodwill impairment test annually in the second quarter or more frequently if events or circumstances indicate that an impairment loss may have been incurred. The applicable guidance allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than carrying value. If it is determined that it is more likely than not that the fair value of a reporting unit is less than carrying value then the company will estimate and compare the fair value of its reporting units to their carrying value, including goodwill. Reporting units are determined based on one level below the operating segment level. As applicable, fair value is determined through the use of projected future cash flows, multiples of earnings and sales and other factors. Such analysis requires the use of certain market assumptions and discount factors, which are subjective in nature.
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
Recently Issued Accounting Standards
Accounting Standards Implemented in 2014
The following standards were effective for Praxair in 2014 and their adoption did not have a significant impact on the condensed consolidated financial statements:

•
Accounting for Cumulative Translation Adjustment - In March 2013, the Financial Accounting Standards Board ("FASB") issued updated guidance on the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity, or as a result of acquisitions achieved in stages. The adoption of this guidance did not have a significant impact on the condensed consolidated financial statements.

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

Accounting Standards to Be Implemented

•
Reporting Discontinued Operations – In April 2014, the FASB issued updated guidance on the reporting and disclosures of discontinued operations. The new guidance requires that the disposal of a component of an entity be reported as discontinued operations only if the action represents a strategic shift that will have a major effect on an entity’s operations and financial results, and would require expanded disclosures. Praxair does not expect this requirement to have a significant impact on the consolidated financial statements. This guidance will be effective for Praxair beginning in the first quarter of 2015.

•
Revenue Recognition – In May 2014, the FASB issued updated guidance on the reporting and disclosure of revenue. The new guidance requires the evaluation of contracts with customers to determine the recognition of revenue when or as the entity satisfies a performance obligation, and would require expanded disclosures. This guidance will be effective for Praxair beginning in the first quarter 2017 and can be adopted either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Early adoption is not permitted. Praxair is currently evaluating the new guidance and the transition options and will provide updates on the expected impact to Praxair in future filings, as determined.

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

NOTE 2. VENEZUELA CURRENCY DEVALUATION AND OTHER CHARGES – NET
2014 Charges
Venezuela Currency Devaluation

In recent years, exchange control and other regulations in Venezuela have restricted the Company's operations in Venezuela. During 2014, the Venezuelan government introduced a new exchange control market-based mechanism (referred to as "SICAD II") which allows companies to apply for the conversion of VEF to the U.S. dollar. At December 31, 2014 the SICAD II rate was 50 VEF per U.S. Dollar versus the official rate of 6.3 (a devaluation of about 88%). After considerable analysis, Praxair concluded that the SICAD II rate more accurately reflects the economic reality of its business in Venezuela versus the official exchange rate. Currently, there is a lack of exchangeability between the Venezuelan bolivar fuerte ("VEF") and the U.S. dollar.

As a result, effective December 31, 2014 Praxair changed the exchange rate used to translate the monetary assets and liabilities of its Venezuelan subsidiary to the SICAD II rate of 50 VEF per U.S. Dollar. Also, the Company evaluated the carrying value of its non-monetary assets for impairment and lower of cost or market adjustments considering the new SICAD II rate. As a result, Praxair recorded a pre-tax charge of $131 million ($131 million after-tax, or $0.45 per diluted share) in the Company's consolidated statement of income for the year ended December 31, 2014. This charge includes $68 million related to translation of monetary assets and liabilities to the SICAD II rate and $63 million related primarily to long-lived asset impairments. As a result, Praxair's net asset position in Venezuela at December 31, 2014 was immaterial.

Pension Settlement Charge

During the fourth quarter of 2014, Praxair offered certain former employees who participate in either of the two U.S. qualified defined benefit pension plans, the option to receive a one-time lump sum benefit payment of their vested pension benefits under the plans rather than receiving lifetime annuity payments of these benefits. As a result, a pension settlement of the related pension obligation was triggered for one of the U.S. qualified defined benefit pension plans due to the acceptance rate of the lump sum payment option. Accordingly, Praxair recorded a pension settlement charge of $7 million ($5 million after-tax, or $0.02 per diluted share) in the fourth quarter of 2014 (refer to Note 16).

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

Pension Settlement Charge

In 2012, a number of senior managers retired. These retirees are covered by the U.S. supplemental pension plan which provides for a lump sum benefit payment option. Under certain circumstances, such lump sum payments must be accounted for as a settlement of the related pension obligation, but only when paid. Accordingly, Praxair recorded a settlement charge related to net unrecognized actuarial losses of $9 million ($6 million after-tax or $0.02 per diluted share) in the third quarter of 2013, when the cash payments were made to the retirees (refer to Note 16).

2012 Charges
Cost Reduction Program
In the third quarter of 2012, Praxair recorded pre-tax charges totaling $56 million ($38 million after taxes of $16 million and noncontrolling interests of $2 million or $0.12 per diluted share), relating to severance and business restructuring actions primarily in Europe within the industrial gases and surface technologies businesses. The cost reduction program was initiated primarily in response to the continuing economic downturn in Europe.
The following is a summary of the charges by reportable segment:

(Millions of dollars)	Severance Costs	Costs Associated with Exit or Disposal Activities	Total Cost Reduction Program
North America	$1	$—	$1
Europe	28	8	36
South America	1	—	1
Asia	2	—	2
Surface Technologies	11	5	16
Total	$43	$13	$56
The severance costs of $43 million are for the termination of approximately 410 employees, primarily in Europe (industrial gases and surface technologies). These actions reflected the continued business slow-down in Europe and resulted from a decision to eliminate and/or restructure operations and product lines. The actions are completed as of December 31, 2014 and the remaining liability associated with those actions is expected to be paid during the next twelve months.
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

The following table summarizes the activities related to the company's cost reduction program through December 31, 2014:

(Millions of dollars)	Severance Costs	Costs Associated with Exit or Disposal Activities	Total Cost Reduction Program
Cost reduction program charges in the third quarter of 2012	$43	$13	$56
Less: Cash payments	(13)	—	(13)
Less: Non-cash asset write-offs	—	(9)	(9)
Balance December 31, 2012	$30	$4	$34
Less: Cash payments	(16)	(4)	(20)
Foreign currency translation	1	—	1
Balance, December 31, 2013	$15	$—	$15
Less: Cash payments	(4)	—	(4)
Foreign currency translation and other	(4)	—	(4)
Balance, December 31, 2014	$7	$—	$7
Pension Settlement Charge
During 2011, a number of senior managers retired. These retirees are covered by the U.S. supplemental pension plan which provides for a lump sum benefit payment option. Under certain circumstances, such lump sum payments must be accounted for as a settlement of the related pension obligation, but only when paid. Accordingly, Praxair recorded a settlement charge related to net unrecognized actuarial losses of $9 million ($6 million after-tax or $0.02 per diluted share) in the third quarter of 2012 when the cash payments were made (refer to Note 16).

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
2014 Acquisitions
During the year-ended December 31, 2014 Praxair had acquisitions totaling $206 million. These acquisitions consisted primarily of an industrial gases business in Italy, packaged gas businesses in North and South America and an acquisition of a controlling interest of an equity investment in Asia. These transactions resulted in goodwill and other intangible assets of $86 million and $66 million, respectively (see Note 9 and Note 10). In each case, the allocation of the purchase price is based on preliminary estimates and assumptions, and are subject to revision based on final information received, including appraisals and other analyses that support the underlying estimates. Adjustments, if any, are not expected to be material.
2013 Acquisitions
NuCO2

On March 1, 2013 Praxair acquired 100% of NuCO2 Inc. ("NuCO2") for $1,095 million. NuCO2 is the leading national provider of beverage carbonation solutions in the United States to the restaurant and hospitality industries with 162,000 customer locations and 900 employees, and with 2012 sales of approximately $230 million. The NuCO2 micro-

bulk beverage carbonation solution is the service model of choice for quick service restaurants and convenience stores offering fountain beverages and represents an extension of Praxair's core industrial gas business.

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

The following table summarizes the fair value of identifiable assets acquired and liabilities assumed in the acquisition of NuCO2 as of the acquisition date. Purchase accounting has been finalized and adjustments made subsequent to the acquisition date were not material.

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

NOTE 4. LEASES
In the normal course of its business, Praxair enters into various leases as the lessee, primarily involving manufacturing and distribution equipment and office space. Total lease and rental expenses under operating leases were $148 million in 2014, $140 million in 2013 and $120 million in 2012. Capital leases are not significant and are included in property, plant and equipment – net. Related obligations are included in debt.
At December 31, 2014, minimum payments due under operating leases are as follows:

(Millions of dollars)
2015	$122
2016	109
2017	91
2018	75
2019	60
Thereafter	60
$517
The present value of these future lease payments under operating leases is approximately $439 million.
Praxair’s leases where it is the lessor are not material.
NOTE 5. INCOME TAXES
Pre-tax income applicable to U.S. and foreign operations is as follows:

(Millions of dollars) Year Ended December 31,	2014	2013	2012
United States	$1,004	$890	$880
Foreign	1,391	1,557	1,416
Total income before income taxes	$2,395	$2,447	$2,296

The following is an analysis of the provision for income taxes:

(Millions of dollars) Year Ended December 31,	2014	2013	2012
Current tax expense
U.S. federal	$291	$94	$14
State and local	35	27	20
Foreign	310	427	294
	636	548	328
Deferred tax expense
U.S. federal	14	164	198
State and local	12	8	17
Foreign	29	(71)	43
	55	101	258
Total income taxes	$691	$649	$586

An analysis of the difference between the provision for income taxes and the amount computed by applying the U.S. statutory income tax rate to pre-tax income follows:

(Dollar amounts in millions) Year Ended December 31,	2014		2013		2012
U.S. statutory income tax rate	$838	35.0%	$856	35.0%	$804	35.0%
State and local taxes – net of federal benefit	31	1.3%	23	1.0%	24	1.0%
U.S. tax credits and deductions (a)	(37)	(1.5)%	(23)	(1.0)%	(22)	(1.0)%
Foreign tax differentials (b)	(186)	(7.8)%	(158)	(6.4)%	(159)	(6.9)%
Venezuela currency devaluation (c)	46	1.9%	8	0.3%	—	—%
Income tax benefit from realignment of Italian legal structure (d)	—	—%	(40)	(1.6)%	—	—%
Income tax benefit from liquidation of subsidiary (e)	—	—%	—	—%	(55)	(2.4)%
Other – net	(1)	—%	(17)	(0.8)%	(6)	(0.2)%
Provision for income taxes	$691	28.9%	$649	26.5%	$586	25.5%

________________________

(a)	U.S. tax credits and deductions relate to manufacturing deductions and to the research and experimentation tax credit.

(b)
Primarily related to differences between the U.S. tax rate of 35% and the statutory tax rate in the countries where Praxair operates. 2014 includes $56 million of tax benefits related to a reduction of uncertain tax positions as a result of a lapse of statute of limitations. Other permanent items and tax rate changes were not significant.

(c)	Impact related to non-deductible Venezuela currency devaluations in 2014 and 2013 (see Note 2).

(d)
In December of 2013, Praxair's Italian legal structure was realigned. As a result of the new structure, an income tax benefit of $40 million ($24 million net of noncontrolling interests) was recorded. The benefit is recorded as $56 million in foreign current tax expense and $(96) million included in federal deferred tax expense.

(e)
In 2011 Praxair requested a pre-filing agreement (“PFA”) with the U.S. Internal Revenue Service (“IRS”) related to a loss on a liquidated subsidiary resulting from the divestiture of the U.S. Homecare Business. During the third quarter of 2012, the IRS approved the PFA resulting in a net income tax benefit of $(55) million. The benefit is recorded in U.S. current federal tax expense.

Net deferred tax liabilities included in the consolidated balance sheet are comprised of the following:

(Millions of dollars) December 31,	2014	2013
Deferred tax liabilities
Fixed assets	$1,402	$1,374
Exchange gains	85	61
Goodwill	144	127
Other intangible assets	125	112
Other	146	133
	$1,902	$1,807
Deferred tax assets
Carryforwards	$333	$323
Benefit plans and related (a)	389	285
Inventory	18	20
Accruals and other (b)	357	312
	$1,097	$940
Less: Valuation allowances (c)	(106)	(85)
	$991	$855
Net deferred tax liabilities	$911	$952
Recorded in the consolidated balance sheets as (See Note 7):
Prepaid and other current assets	$189	$181
Other long-term assets	98	72
Deferred credits	1,198	1,205
	$911	$952
________________________

(a)	Includes deferred taxes of $342 million and $247 million in 2014 and 2013, respectively, related to pension / OPEB funded status (see Notes 7 and 16).

(b)	Includes $179 million and $112 million in 2014 and 2013, respectively, related to research and development costs and $67 million and $70 million in 2014 and 2013, respectively, related to goodwill.

(c)	Summary of valuation allowances relating to deferred tax assets follows (millions of dollars):

	2014	2013	2012
Balance, January 1,	$(85)	$(86)	$(107)
Income tax (charge) benefit	(20)	1	9
Translation adjustments	6	—	—
Other, including write-offs	(7)	—	12
Balance, December 31,	$(106)	$(85)	$(86)
Praxair evaluates deferred tax assets quarterly to ensure that estimated future taxable income will be sufficient in character (e.g., capital gain versus ordinary income treatment), amount and timing to result in their recovery. After considering the positive and negative evidence, a valuation allowance is established to reduce the assets to their realizable value when management determines that it is more likely than not (i.e., greater than 50% likelihood) that a deferred tax asset will not be realized. Considerable judgment is required in establishing deferred tax valuation allowances. At December 31, 2014, Praxair had $333 million of deferred tax assets relating to net operating losses (“NOLs”) and tax credits and $106 million of valuation allowances. These deferred tax assets include $157 million relating to NOLs of which $56 million are in the United States primarily related to Praxair's NuCo2 acquisition in 2013, and $101 million are in Brazil. The U.S. NOLs expire through 2032 and the Brazil NOLs have no expiration. These NOLs have no valuation allowances. The deferred tax assets as of December 31, 2014 also include $73 million relating to U.S. foreign tax credits which expire in 2021 and have a $56 million valuation allowance. The utilization of the U.S. foreign tax credits is dependent on many factors including U.S. interest expense, future U.S. investment, foreign sales and earnings growth, foreign currency exchange rates, and acquisitions and dispositions. Management’s assessment and judgment are highly dependent on these variables and any significant changes to any one of them can substantially impact the amount of foreign tax credit utilization over the ten-year carryforward period.
The remaining deferred tax assets of $103 million relate to U.S. state ($67 million) and other foreign ($36 million) NOLs and credit carryforwards, which expire through 2033, have valuation allowances totaling $50 million. These valuation allowances relate to certain foreign and U.S. state NOLs and are required because management has determined, based on financial projections and available tax strategies, that it is unlikely that the NOLs will be utilized before they expire. If events or circumstances change, valuation allowances are adjusted at that time resulting in an income tax benefit or charge.
A provision has not been made for additional U.S. federal or foreign taxes at December 31, 2014 on $10.4 billion of undistributed earnings of foreign subsidiaries because Praxair intends to reinvest these funds indefinitely to support foreign growth opportunities. It is not practicable to estimate the unrecognized deferred tax liability on these undistributed earnings. These earnings could become subject to additional tax if they are remitted as dividends, loaned to Praxair in the U.S., or upon sale of the subsidiary’s stock.
Uncertain Tax Positions
Unrecognized income tax benefits represent income tax positions taken on income tax returns but not yet recognized in the consolidated financial statements. The company has unrecognized income tax benefits totaling $71 million, $121 million and $142 million as of December 31, 2014, 2013 and 2012, respectively. If recognized, essentially all of the unrecognized tax benefits and related interest and penalties would be recorded as a benefit to income tax expense on the consolidated statement of income.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Millions of dollars)	2014	2013	2012
Unrecognized income tax benefits, January 1	$121	$142	$163
Additions for tax positions of prior years	13	8	12
Reductions for tax positions of prior years	(2)	(24)	(17)
Additions for current year tax positions	3	10	—
Reductions for settlements with taxing authorities (a)	(3)	(2)	(1)
Reductions as a result of a lapse of an applicable statute of limitations (b)	(56)	(1)	(9)
Foreign currency translation and other	(5)	(12)	(6)
Unrecognized income tax benefits, December 31	$71	$121	$142

________________________

(a)
Settlements are uncertain tax positions that were effectively settled with the taxing authorities, including positions where the company has agreed to amend its tax returns to eliminate the uncertainty.

(b)	See note (b) to the effective tax rate reconciliation.

Praxair classifies interest income and expense related to income taxes as tax expense in the consolidated statement of income. Praxair recognized net interest income of $3 million in 2014 related to the reversal of uncertain tax positions; net interest income of $11 million in 2013 primarily related to refunds received from taxing authorities; and net interest expense of $1 million in 2012. Praxair had $8 million and $12 million of accrued interest and penalties as of December 31, 2014 and December 31, 2013, respectively which were recorded in other long-term liabilities in the consolidated balance sheets (see Note 7).

As of December 31, 2014, the company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major tax jurisdictions	Open Years
North America
United States	2011 through 2014
Canada	2007 through 2014
Mexico	2009 through 2014

Europe
Germany	2008 through 2014
Italy	2010 through 2014
Spain	2004 through 2014

South America
Brazil	2003 through 2014

Asia
China	2009 through 2014
India	2006 through 2014
Korea	2008 through 2014
Thailand	2008 through 2014
The company is currently under audit in a number of tax jurisdictions. As a result, it is reasonably possible that some of these audits will conclude or reach the stage where a change in unrecognized income tax benefits may occur within the next twelve months. At that time, the company will record any adjustment to income tax expense as required. In 2014, settlements were not material to the consolidated financial statements. The company is also subject to income taxes in many hundreds of state and local taxing jurisdictions that are open to tax examinations.
NOTE 6. EARNINGS PER SHARE – PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	2014	2013	2012
Numerator (Millions of dollars)
Net income – Praxair, Inc.	$1,694	$1,755	$1,692
Denominator (Thousands of shares)
Weighted average shares outstanding	291,987	294,994	297,746
Shares earned and issuable under compensation plans	507	529	570
Weighted average shares used in basic earnings per share	292,494	295,523	298,316
Effect of dilutive securities
Stock options and awards	3,114	3,442	3,529
Weighted average shares used in diluted earnings per share	295,608	298,965	301,845
Basic Earnings Per Common Share	$5.79	$5.94	$5.67
Diluted Earnings Per Common Share	$5.73	$5.87	$5.61
There were no antidilutive shares for the years ended December 31, 2014 and 2013. There were 1,589,235 antidilutive shares for the year ended December 31, 2012.

NOTE 7. SUPPLEMENTAL INFORMATION
Income Statement

(Millions of dollars) Year Ended December 31,	2014	2013	2012
Selling, General and Administrative
Selling	$572	$567	$547
General and administrative	736	782	723
	$1,308	$1,349	$1,270

Year Ended December 31,	2014	2013	2012
Depreciation and Amortization
Depreciation	$1,123	$1,068	$980
Amortization of other intangibles (Note 10)	47	41	21
	$1,170	$1,109	$1,001

Year Ended December 31,	2014	2013	2012
Other Income (Expenses) – Net
Currency related net gains (losses)	$1	$3	$(9)
Partnership income	16	7	10
Net legal settlements	—	10	24
Severance expense	(22)	(14)	(17)
Business divestitures and asset gains (losses) – net	36	43	49
Other – net	(22)	(17)	(14)
	$9	$32	$43

Year Ended December 31,	2014	2013	2012
Interest Expense – Net
Interest incurred on debt	$215	$233	$226
Interest capitalized	(38)	(69)	(70)
Amortization of swap termination costs (Note 12)	—	(4)	(15)
Bond redemption (a)	36	18	—
	$213	$178	$141

Year Ended December 31,	2014	2013	2012
Income Attributable to Noncontrolling Interests
Noncontrolling interests' operations	$40	$41	$34
Income tax benefit in Italy (Note 5)	—	16	—
Redeemable noncontrolling interests' operations (Note 14)	12	24	18
	$52	$81	$52

Balance Sheet

(Millions of dollars) December 31,	2014	2013
Accounts Receivable
Trade	$1,746	$1,815
Other	152	175
	1,898	1,990
Less: allowance for doubtful accounts (b)	(102)	(98)
	$1,796	$1,892

December 31,	2014	2013
Inventories (c)
Raw materials and supplies	$200	$167
Work in process	52	58
Finished goods	299	281
	$551	$506

December 31,	2014	2013
Prepaid and Other Current Assets
Deferred income taxes (Note 5)	$189	$181
Prepaid (d)	116	145
Other	61	54
	$366	$380

December 31,	2014	2013
Other Long-term Assets
Pension assets (Note 16)	$35	$42
Insurance contracts (e)	73	73
Long-term receivables, net (f)	43	36
Deposits	64	62
Investments carried at cost	8	7
Deferred charges	114	133
Deferred income taxes (Note 5)	98	72
Other	114	144
	$549	$569

December 31,	2014	2013
Other Current Liabilities
Accrued expenses	$296	$291
Payroll	177	184
Cost reduction program (Note 2)	7	15
Pension and postretirement (Note 16)	39	33
Interest payable	69	62
Employee benefit accrual	22	20
Severance	14	13
Insurance reserves	9	11
Other	285	161
	$918	$790

December 31,	2014	2013
Other Long-term Liabilities
Pension and postretirement (Note 16)	$777	$498
Tax liabilities for uncertain tax positions	57	55
Interest and penalties for uncertain tax positions (Note 5)	8	12
Insurance reserves	23	22
Other	311	272
	$1,176	$859

December 31,	2014	2013
Deferred Credits
Deferred income taxes (Note 5)	$1,198	$1,205
Other	83	191
	$1,281	$1,396

December 31,	2014	2013
Accumulated Other Comprehensive Income (Loss)
Cumulative translation adjustment (includes $64 million and $60 million tax charges in 2014 and 2013, respectively)
North America (g)	$(553)	$(315)
South America (g)	(1,510)	(1,179)
Europe (g)	(432)	(63)
Asia	(49)	21
Surface Technologies	(7)	28
	(2,551)	(1,508)
Derivatives – net of taxes	(1)	(4)
Pension/OPEB funded status obligation (net of $342 million and $247 million tax benefits in 2014 and 2013, respectively) (Note 16)	(633)	(469)
	$(3,185)	$(1,981)

________________________

(a)
In December 2014, Praxair redeemed $400 million of 5.375% notes due November 2016 for $434 million resulting in a $36 million charge ($22 million after-tax, or $0.07 per diluted share). In December 2013, Praxair redeemed $400 million of 5.25% notes due November 2014 for $418 million resulting in an $18 million charge ($12 million after-tax, or $0.04 per diluted share).

(b)
Provisions to the allowance for doubtful accounts were $39 million, $38 million, and $29 million in 2014, 2013, and 2012, respectively. The allowance activity in each period related primarily to write-offs of uncollectible amounts, net of recoveries and currency movements.

(c)
Effective July 1, 2014, Praxair changed its method of accounting for all remaining U.S. operations that were using the last-in, first-out ("LIFO") method to the average-cost method, primarily raw materials. Prior to this change, approximately 6% of consolidated inventories were accounted for under the LIFO method. Praxair applied this change as a cumulative effect adjustment in the third quarter 2014 and did not restate prior periods because the impact was not material. The accounting change increased inventories by $9 million at July 1, 2014. The Company believes the change is preferable because it will better reflect the impact of current costs in both the consolidated balance sheets and consolidated statements of income. Had the Company not changed its accounting method, reported inventory amounts at December 31, 2014 would not have been significantly different than the amount disclosed above at July 1, 2014.

At December 31, 2013, approximately 6% of total inventories were valued using the LIFO method, all in the United States. If inventories had been valued at current costs, they would have been approximately $9 million higher than reported at December 31, 2013.

(d)	Includes estimated income tax payments of $36 million in 2014 and $75 million in 2013.

(e)	Consists primarily of insurance contracts and other investments to be utilized for non-qualified pension and OPEB obligations.

(f)
Financing receivables is not normal practice for the company. The balances at December 31, 2014 and 2013 are net of reserves of $48 million and $51 million, respectively. The amounts in both periods relate primarily to government receivables in Brazil and other long-term notes receivable from customers, the majority of which are fully reserved. Collectibility is reviewed regularly and uncollectible amounts are written-off as appropriate. The account balance change during 2014 was primarily the result of additional receivables, net of reserves.

(g)	North America consists primarily of currency translation adjustments in Canada and Mexico, South America relates primarily to Brazil and Argentina, and Europe relates primarily to Spain and Germany.
NOTE 8. PROPERTY, PLANT AND EQUIPMENT – NET
Significant classes of property, plant and equipment are as follows:

(Millions of dollars) December 31,	Depreciable Lives (Yrs)	2014	2013
Production plants (primarily 15-year life) (a)	10-20	$14,400	$14,378
Storage tanks	15-20	2,267	2,330
Transportation equipment and other	3-15	1,895	1,866
Cylinders (primarily 30-year life)	10-30	1,724	1,740
Buildings	25-40	1,089	1,108
Land and improvements (b)	0-20	499	493
Construction in progress		1,980	2,116
		23,854	24,031
Less: accumulated depreciation		(11,857)	(11,753)
		$11,997	$12,278
(a) - Depreciable lives of production plants related to long-term customer supply contracts are consistent with the contract lives.
(b) - Land is not depreciated.

NOTE 9. GOODWILL
Changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2012	$1,499	$195	$645	$25	$143	$2,507
Acquisitions (Note 3)	625	—	94	—	—	719
Purchase adjustments & other	3	—	—	—	—	3
Foreign currency translation	(10)	(29)	4	(1)	1	(35)
Balance, December 31, 2013	$2,117	$166	$743	$24	$144	$3,194
Acquisitions (Note 3)	47	4	17	14	4	86
Purchase adjustments & other	1	—	(6)	—	5	—
Foreign currency translation	(26)	(23)	(100)	—	(10)	(159)
Balance, December 31, 2014	$2,139	$147	$654	$38	$143	$3,121

Praxair has performed its goodwill impairment tests annually during the second quarter of each year, and historically has determined that the fair value of each of its reporting units was substantially in excess of its carrying value. For the 2014 test Praxair applied the FASB's updated accounting guidance which allows the company to first assess qualitative factors to determine the extent of additional quantitative analysis, if any, that may be required to test goodwill for impairment. Based on the qualitative assessments performed, Praxair concluded that it was more likely than not that the fair value of each reporting unit substantially exceeded its carrying value and therefore, further quantitative analysis was not required. As a result, no impairment was recorded. There were no indicators of impairment through December 31, 2014.

NOTE 10. OTHER INTANGIBLE ASSETS

The following is a summary of Praxair’s other intangible assets at December 31, 2014 and 2013:

(Millions of dollars) For the year ended December 31, 2014	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2013	$661	$31	$43	$735
Additions (primarily acquisitions)	54	12	—	66
Foreign currency translation	(22)	(1)	(1)	(24)
Other *	—	(5)	5	—
Balance, December 31, 2014	693	37	47	777
Less: accumulated amortization:
Balance, December 31, 2013	(118)	(16)	(5)	(139)
Amortization expense	(36)	(7)	(4)	(47)
Foreign currency translation	7	—	—	7
Other *	—	5	—	5
Balance, December 31, 2014	(147)	(18)	(9)	(174)
Net balance at December 31, 2014	$546	$19	$38	$603
(Millions of dollars) For the year ended December 31, 2013	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2012	$232	$37	$20	$289
Additions (primarily acquisitions)	433	4	30	467
Foreign currency translation	3	—	—	3
Other *	(7)	(10)	(7)	(24)
Balance, December 31, 2013	661	31	43	735
Less: accumulated amortization:
Balance, December 31, 2012	(89)	(20)	(7)	(116)
Amortization expense	(32)	(6)	(3)	(41)
Foreign currency translation	(1)	—	—	(1)
Other *	4	10	5	19
Balance, December 31, 2013	(118)	(16)	(5)	(139)
Net balance at December 31, 2013	$543	$15	$38	$596

________________________

*	Other primarily relates to the write-off of fully amortized assets, purchase accounting adjustments and reclassifications.
There are no expected residual values related to these intangible assets. Amortization expense for the years ended December 31, 2014, 2013 and 2012 was $47 million, $41 million and $21 million, respectively. The remaining weighted-average amortization period for intangible assets is approximately 18 years.

Total estimated annual amortization expense is as follows:

(Millions of dollars)
2015	$49
2016	48
2017	42
2018	37
2019	37
Thereafter	390
$603

NOTE 11. DEBT
The following is a summary of Praxair’s outstanding debt at December 31, 2014 and 2013:

(Millions of dollars)	2014	2013
Short-term
Commercial paper and U.S. bank borrowings	$514	$712
Other bank borrowings (primarily international)	73	70
Total short-term debt	587	782
Long-term
U.S. borrowings
4.375% Notes due 2014 (a)	—	300
4.625% Notes due 2015 (b)	500	500
3.25% Notes due 2015 (b, d)	408	418
0.75% Notes due 2016	400	400
5.375% Notes due 2016 (a)	—	400
5.20% Notes due 2017	325	325
1.05% Notes due 2017	400	400
1.20% Notes due 2018	500	500
1.25% Notes due 2018 (c, d)	481	478
4.50% Notes due 2019 (c)	599	598
1.90% Notes due 2019	500	500
1.50% Euro denominated notes due 2020 (c, e)	722	—
4.05% Notes due 2021 (c)	499	498
3.00% Notes due 2021 (c)	497	497
2.45% Notes due 2022 (c)	598	598
2.20% Notes due 2022 (c)	499	499
2.70% Notes due 2023 (c)	499	498
1.625% Euro denominated notes due 2025 (c, e)	599	—
3.55% Notes due 2042 (c)	466	466
Other	4	5
International bank borrowings	167	140
Obligations under capital lease	8	9
	8,671	8,029
Less: current portion of long-term debt	(2)	(3)
Total long-term debt	8,669	8,026
Total debt	$9,258	$8,811

________________________

(a)
In March 2014, Praxair repaid $300 million of 4.375% notes that became due. In December of 2014, Praxair redeemed $400 million of 5.375% notes due November 2016 for $434 million resulting in an $36 million bond redemption charge (see Note 7).

(b)
Classified as long-term because of the Company’s intent to refinance this debt on a long-term basis and the availability of such financing under the terms of an existing $2.5 billion long-term credit facility.

(c)	Amounts are net of unamortized discounts.

(d)	December 31, 2014 and 2013 include a $14 million and $22 million fair value increase, respectively, related to hedge accounting. See Note 12 for additional information.

(e)
During 2014, Praxair issued the following Euro-denominated notes totaling €1.1 billion: €600 million of 1.50% Euro-denominated notes due 2020 and €500 million of 1.625% Euro-denominated notes due 2025. These debt issuances have been designated as a hedges of the net investment position in European operations where the Euro is the functional currency (see Note 12). The proceeds of this debt issuance were used for general corporate purposes, including acquisitions, repayment of debt and share repurchases under the company's share repurchase program. Since the time the Euro-denominated notes were first issued in March 2014 through December 31, 2014, exchange rate movements have reduced long-term debt by $125 million.

On February 5, 2015, Praxair issued $150 million of floating rate notes that bear interest at the Federal funds effective rate plus 0.33% due 2017, $400 million of 2.65% fixed rate notes due 2025 and $200 million of 3.550% fixed rates notes due in 2042. The proceeds will be used for general corporate purposes, including the repayment of outstanding indebtedness.

Credit Facilities
At December 31, 2014, the company has the following major credit facility available for future borrowing:

Millions of dollars	Total Facility	Borrowings Outstanding	Available for Borrowing	Expires
Senior Unsecured	$2,500	$—	$2,500	December 2019
In December 2014, the company entered into a $2.5 billion senior unsecured credit facility with a syndicate of major financial institutions. This facility replaced the company's $2.0 billion senior unsecured credit facility which was set to expire in 2016. The credit facility is non-cancellable by the issuing financial institutions until its maturity in December 2019. No borrowings were outstanding under the credit agreement at December 31, 2014.
Covenants
Praxair’s $2.5 billion senior unsecured credit facility and long-term debt agreements contain various covenants which may, among other things, restrict the ability of Praxair to merge with another entity, incur or guarantee debt, sell or transfer certain assets, create liens against assets, enter into sale and leaseback agreements, or pay dividends and make other distributions beyond certain limits. These agreements also require Praxair to not exceed a maximum 70% leverage ratio defined in the agreements as the ratio of consolidated total debt to the sum of consolidated total debt plus consolidated shareholders’ equity of the company. For purposes of the leverage ratio calculation, consolidated shareholders’ equity excludes changes in the cumulative foreign currency translation adjustments after June 30, 2011. At December 31, 2014, the actual leverage ratio, as calculated according to the agreement, was 54% and the company is in compliance with all financial covenants. Also, there are no material adverse change clauses or other subjective conditions that would restrict the company’s ability to borrow under the agreement.
Other Debt Information
As of December 31, 2014 and 2013, the weighted-average interest rate of short-term borrowings outstanding was 0.6% and 0.4%, respectively.
Expected maturities on long-term debt are as follows:

(Millions of dollars)
2015	$2	*
2016	407
2017	775
2018	1,083
2019	2,008	*
Thereafter	4,396
	$8,671
________________________
*    $908 million of debt due in 2015 has been reflected in 2019 maturities due to the company’s intent to refinance this debt on a long-term basis and the ability to do so under the $2.5 billion senior unsecured credit facility with a syndicate of banks which expires in 2019.

As of December 31, 2014, $9 million of Praxair’s assets (principally international fixed assets) were pledged as collateral for $8 million of long-term debt, including the current portion of long-term debt.
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
The following table is a summary of the notional amount and fair value of derivatives outstanding at December 31, 2014 and 2013 for consolidated subsidiaries:

			Fair Value
(Millions of dollars)	Notional Amounts		Assets		Liabilities
December 31,	2014	2013	2014	2013	2014	2013
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$2,427	$2,197	$5	$4	$13	$14
Derivatives Designated as Hedging Instruments:
Currency contracts:
Forecasted purchases (a)	$—	$5	$—	$—	$—	$—
Interest rate contracts:
Interest rate swaps (b)	875	875	14	22	—	—
Total Hedges	$875	$880	$14	$22	$—	$—
Total Derivatives	$3,302	$3,077	$19	$26	$13	$14

________________________

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.

(b)	Assets are recorded in other current and other long term assets.

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
Net Investment Hedges
Praxair has designated the €600 million ($722 million million as of December 31, 2014)1.50% Euro-denominated notes due 2020 and the €500 million ($599 million as of December 31, 2014) 1.625% Euro-denominated notes due 2025 as hedges of the net investment position in its European operations. These Euro-denominated debt instruments reduce the company's exposure to changes in the currency exchange rate on investments in foreign subsidiaries with Euro functional currencies. Since the time the Euro-denominated notes were first issued in March 2014 through December 31, 2014, exchange rate movements have reduced long-term debt by $125 million, with the offsetting gain shown within the cumulative translation component of AOCI in the consolidated balance sheets and the consolidated statements of comprehensive income (loss).
Interest Rate Contracts
Outstanding Interest Rate Swaps
At December 31, 2014, Praxair had $875 million notional amount of interest-rate swap agreements outstanding related to the $400 million 3.25% fixed-rate notes that mature in 2015 and the $475 million 1.25% notes that mature 2018, which effectively convert fixed-rate interest to variable-rate interest. These swap agreements were designated as fair value hedges with the resulting fair value adjustments recognized in earnings along with an equally offsetting charge / benefit to earnings for the changes in the fair value of the underlying debt instruments. At December 31, 2014, $14 million was recognized as an increase in the fair value of this note ($22 million at December 31, 2013).
Terminated Interest Rate Swaps
During 2010, 2011 and 2012 Praxair terminated three interest rate swap agreements which were previously designated as fair value hedges related to fixed-rate notes due in 2012 and 2013. The unrecognized gain existing upon termination of the swaps was received in cash and shown as an increase to the respective long-term notes. This deferred gain was then recognized on a straight-line basis to interest expense – net over the term of the underlying debt agreements. During 2013 and 2012, $4 million and $15 million, respectively, was recognized as a reduction to interest expense – net.
Terminated Treasury Rate Locks
The following table summarizes the unrecognized gains (losses) related to terminated treasury rate lock contracts:

			Unrecognized Gain / (Loss) (a)
(Millions of dollars)	Year Terminated	Original Gain / (Loss)	December 31, 2014	December 31, 2013
Treasury Rate Locks
Underlying debt instrument:
$500 million 2.20% fixed-rate notes that mature in 2022 (b)	2012	$(2)	$(1)	$(2)
$500 million 3.00% fixed-rate notes that mature in 2021 (b)	2011	(11)	(8)	(9)
$600 million 4.50% fixed-rate notes that mature in 2019 (b)	2009	16	8	10
$500 million 4.625% fixed-rate notes that mature in 2015 (b)	2008	(7)	—	(1)
Total – pre-tax			$(1)	$(2)
Less: income taxes			—	1
After- tax amounts			$(1)	$(1)

________________________

(a)
The unrecognized gains / (losses) for the treasury rate locks are shown in accumulated other comprehensive income ("AOCI") and are being recognized on a straight line basis to interest expense – net over the term of the underlying debt agreements. Refer to the table below summarizing the impact of the company’s consolidated statements of income and AOCI for current period gain (loss) recognition.

(b)
The notional amount of the treasury rate lock contracts are equal to the underlying debt instrument with the exception of the treasury rate lock contract entered into to hedge the $600 million 4.50% fixed-rate notes that mature in 2019. The notional amount of this contract was $500 million.

The following table summarizes the impact of the company's derivatives not designated as hedging instruments on the consolidated statements of income:

(Millions of dollars)	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
December 31,	2014	2013	2012
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items:
Debt-related	$(69)	$(46)	$33
Other balance sheet items	(2)	(9)	(1)
Anticipated net income	—	—	(4)
Total	$(71)	$(55)	$28
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
The following table summarizes the impact of the company's derivatives designated as hedging instruments that impact AOCI:

(Millions of dollars)	Amount of Gain (Loss) Recognized in AOCI
December 31,	2014	2013	2012
Derivatives Designated as Hedging Instruments**
Currency contracts:
Net Investment hedge	$(6)	$—	$—
Forecasted purchases	$1	$1	$1
Interest rate contracts:
Treasury rate locks	—	—	(2)
Total – Pre tax	$(5)	$1	$(1)
Less: income taxes	2	—	1
Total - Net of Taxes	$(3)	$1	$—

** The gains (losses) on net investment hedges are recorded as a component of AOCI within foreign currency translation adjustments in the condensed consolidated balance sheets and condensed consolidated statements of comprehensive income. The gains (losses) on forecasted purchases and treasury rate locks are recorded as a component of AOCI within derivative instruments in the condensed consolidated balance sheets and the condensed consolidated statements of comprehensive income. There was no ineffectiveness for these instruments during 2014 or 2013. The gains (losses) on net investment hedges are reclassified to earnings only when the related currency translation adjustments are required to be reclassified, usually upon sale or liquidation of the investment. The gains (losses) for interest rate contracts are reclassified to earnings as interest expense –net on a straight-line basis over the remaining maturity of the underlying debt. Net losses of less than $1 million are expected to be reclassified to earnings during 2015.
NOTE 13. FAIR VALUE DISCLOSURES
The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1 – quoted prices in active markets for identical assets or liabilities
Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013:

	Fair Value Measurements Using
(Millions of dollars)	Level 1		Level 2		Level 3
	2014	2013	2014	2013	2014	2013
Assets
Derivative assets	$—	$—	$19	$26	$—	$—
Liabilities
Derivative liabilities	$—	$—	$13	$14	$—	$—
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
The fair value of cash and cash equivalents, short-term debt, accounts receivables-net, and accounts payable approximate carrying value because of the short-term maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues, which is deemed a Level 2 measurement. At December 31, 2014, the estimated fair value of Praxair’s long-term debt portfolio was $8,753 million versus a carrying value of $8,671 million. At December 31, 2013, the estimated fair value of Praxair’s long-term debt portfolio was $7,976 million versus a carrying value of $8,029 million. These differences are attributable to interest-rate changes subsequent to when the debt was issued.
Assets Measured at Fair Value on a Non-Recurring Basis
At December 31, 2014 in connection with the adoption of the SICAD II currency exchange system in Venezuela, Praxair reduced the value of certain assets in Venezuela, primarily long-lived assets, to estimated fair value which resulted in a $63 million pre-tax charge to income (see Note 2).
During the first quarter 2012, the company reduced the value of certain assets in Brazil, Colombia and Chile to estimated fair value which resulted in a $21 million pre-tax charge to other income (expense) – net.
The above fair value measurements were based on internal assessments of the best information available about the local business conditions and political environment, including the impact of foreign currency exchange restrictions that would be indicative of what the assets could be sold for and are considered to be Level 3 measurements.
NOTE 14. EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Praxair, Inc. Shareholders’ Equity
At December 31, 2014 and 2013, there were 800,000,000 shares of common stock authorized (par value $0.01 per share) of which 383,230,625 shares were issued and 289,261,608 were outstanding at December 31, 2014 (294,133,864 were outstanding at December 31, 2013).
At December 31, 2014 and 2013, there were 25,000,000 shares of preferred stock (par value $0.01 per share) authorized, of which no shares were issued and outstanding. Praxair’s board of directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.
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
During 2011, Praxair acquired a controlling interest in Yara Praxair, a joint venture in Scandinavia that was previously accounted for as an equity investment (see Note 3). As part of the transaction, the noncontrolling shareholder obtained the right to sell its shares to Praxair starting in the first quarter 2015 for a period of 4 years at a formula price. Praxair also obtained the right to purchase the shares held by the noncontrolling shareholder starting in 2017 for a period of 2 years, also at a formula price. Accordingly, the noncontrolling interests related to Yara Praxair have been recorded in the consolidated balance sheets as redeemable noncontrolling interests. Other redeemable noncontrolling interests relate to three packaged gas distributors in the United States where the noncontrolling shareholders have put options.
The following is a summary of redeemable noncontrolling interests for the years ended December 31, 2014, 2013 and 2012:

(Millions of dollars)	2014	2013	2012
Beginning Balance	$307	$252	$220
Net income	12	24	18
Distributions to noncontrolling interest	(9)	(11)	(9)
Redemption value adjustment/accretion	2	53	13
Foreign currency translation and other	(24)	(11)	10
Purchase of noncontrolling interest *	(112)	—	—
Ending Balance	$176	$307	$252
* In January 2014, Praxair acquired the noncontrolling interests related to Praxair Distribution Mid-Atlantic, LLC. The cash payment is shown in the financing section of the condensed consolidated statements of cash flows under the caption "Noncontrolling interest transactions and other".

NOTE 15. SHARE-BASED COMPENSATION
Share-based compensation expense was $51 million in 2014, and $70 million in each of 2013 and 2012. The related income tax benefit recognized was $14 million in 2014, and $21 million in each of 2013 and 2012. The share-based compensation expense was primarily recorded in selling, general and administrative expenses and no share-based compensation expense was capitalized.
Summary of Plans
The 2009 Praxair, Inc. Long-Term Incentive Plan was initially adopted by the board of directors and shareholders of the company on April 28, 2009 and was amended and restated in its entirety by the board and shareholders on April 22, 2014 ("the 2009 Plan"). Prior to April 28, 2009, equity awards were granted under the 2002 Praxair, Inc. Long-Term Incentive Plan and the company’s ability to make further equity awards under that plan ended with its adoption of the 2009 Plan. The 2009 Plan permits awards of stock options, stock appreciation rights, restricted stock and restricted stock units, performance-based stock units and other equity awards to eligible officer and non-officer employees and non-employee directors of the company and its affiliates. Under the 2009 Plan, as amended and restated in 2014, the aggregate number of shares available for option and other equity grants is 8,000,000 shares, of which up to 2,600,000 shares may be granted as awards other than options or stock appreciation rights. The 2009 Plan also provides calendar year per-participant limits on grants of stock options and stock appreciation rights and on other types of awards intended to qualify as Performance-Based Compensation under Section 162(m) of the Internal Revenue Code. As of December 31, 2014, 7,982,085 shares remained available for equity grants under the 2009 Plan.

In 2005, the board of directors and shareholders of the company adopted the 2005 Equity Compensation Plan for Non-Employee Directors of Praxair, Inc. ("the 2005 Plan"). Under the 2005 Plan, the aggregate number of shares available for option and other equity grants was limited to a total of 500,000 shares. The 2005 Plan expired on April 30, 2010, by its own terms, and no shares were available for grant thereafter.
Exercise prices for options granted under the 2009 Plan may not be less than the closing market price of the company’s common stock on the date of grant and granted options may not be re-priced or exchanged without shareholder approval. Options granted under the 2009 Plan subject only to time vesting requirements may become partially exercisable after a minimum of one year after the date of grant but may not become fully exercisable until at least three years have elapsed from the date of grant, and all options have a maximum duration of ten years. Options granted under predecessor plans had similar terms.
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
The weighted-average fair value of options granted during 2014 was $14.62 per option ($16.31 in 2013 and $17.43 in 2012) based on the Black-Scholes Options-Pricing model. The following weighted-average assumptions were used for grants in 2014, 2013 and 2012:

Year Ended December 31,	2014	2013	2012
Dividend yield	2.0%	2.2%	2.0%
Volatility	15.2%	21.7%	22.5%
Risk-free interest rate	1.57%	0.76%	0.86%
Expected term years	5	5	5

The following table summarizes option activity under the plans for 2014 (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

Activity	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2014	11,161	$81.42
Granted	1,293	128.80
Exercised	(1,380)	63.39
Cancelled or expired	(93)	110.68
Outstanding at December 31, 2014	10,981	$89.02	5.3	$445
Exercisable at December 31, 2014	8,400	$79.74	4.3	$418
The aggregate intrinsic value represents the difference between the company’s closing stock price of $129.56 as of December 31, 2014 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during 2014 was $93 million ($143 million and $165 million for 2013 and 2012, respectively).
Cash received from option exercises under all share-based payment arrangements for 2014 was $88 million . The cash tax benefit realized from all share-based compensation totaled $48 million for 2014, of which $31 million in excess tax benefits was classified as financing cash flows.
As of December 31, 2014, $18 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1 year.
Performance-Based and Restricted Stock Awards
In 2014, the company granted performance-based stock awards under the 2009 Plans to senior level executives of 328,082 shares that vest, subject to the attainment of pre-established minimum performance criteria, principally on the third anniversary of their date of grant. The actual number of shares issued in settlement of a vested award can range from zero to 200 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three-year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s common stock on the date of the grant and the estimated performance that will be achieved. Compensation expense will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved.
There were 94,988 restricted stock units granted to employees during 2014. In addition, the company had previously granted restricted stock to certain key employees that vest after a designated service period ranging from 2 to 10 years. Generally, restricted stock does not earn quarterly dividends while vesting. Compensation expense related to the restricted stock units and restricted stock is recognized on a straight-line basis over the vesting period.
The weighted-average fair value of performance-based stock units granted during 2014 was $121.16 per unit ($103.46 in 2013 and $103.13 in 2012). The weighted-average fair value of restricted stock units granted during 2014 was $122.55 per unit ($105.79 in 2013 and $104.71 in 2012). This is based on the closing market price of the company’s common stock on the grant date adjusted for dividends that will not be paid during the vesting period.

The following table summarizes non-vested performance-based and restricted stock award activity as of December 31, 2014 and changes during the period then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
Performance-Based and Restricted Stock Activity	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2014	867	$99.55	337	$100.41
Granted (a)	328	121.16	95	122.55
Vested	(338)	92.06	(109)	96.02
Cancelled	(24)	110.27	(16)	104.61
Non-vested at December 31, 2014	833	$109.09	307	$106.63

(a)	Performance-based stock unit ("PSU") grants during 2014 include 49 thousand shares relating to the actual payout of the 2011 PSU grants in 2014.
As of December 31, 2014, based on current estimates of future performance, $32 million of unrecognized compensation cost related to performance-based awards and $14 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized on a straight-line basis primarily through the first quarter of 2017.
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
Multi-employer Pension Plans
In the United States Praxair participates in seven multi-employer defined benefit pension plans ("MEP") pursuant to the terms of collective bargaining agreements covering approximately 200 union-represented employees. The collective bargaining agreements expire on different dates through 2019. In connection with such agreements, the Company is required to make periodic contributions to the MEPs in accordance with the terms of the respective collective bargaining agreements. Praxair’s participation in these plans is not material either at the plan level or in the aggregate. Praxair’s contributions to these plans were $2 million in 2014 and 2013, and $1 million in 2012 (the cost is not included in the tables that follow). For all MEPs Praxair’s contributions were significantly less than 1% of the total contributions to each plan for 2013 and 2012. Total 2014 contributions were not yet available from the MEPs.
Praxair has obtained the most recently available Pension Protection Act ("PPA") zone status letters from the Trustees of the MEPs. The PPA classifies MEPs as either Red, Yellow or Green zone plans. Among other factors, plans in the Red zone are generally less than 65 percent funded; plans in the Yellow zone are generally 65 to 80 percent funded; and plans in the Green zone are generally at least 80 percent funded. According to the most current data available, four of the MEPs that the Company participates are in a Red zone status; one is in a Yellow zone status; and two are in a Green zone status. As of December 31, 2014, the five Red and Yellow Zone plans have pending or have implemented financial improvement or rehabilitation plans. Praxair does not currently anticipate significant future obligations due to the funding status of these plans. If Praxair determined it was probable that it would withdraw from an MEP, the Company would record a liability for its portion of the MEP’s unfunded pension obligations, as calculated at that time. Historically, such withdrawal payments have not been significant.

Defined Contribution Plans
Praxair’s U.S. business employees are eligible to participate in the Praxair defined contribution savings plan. Employees may contribute up to 40% of their compensation, subject to the maximum allowable by IRS regulations. For the US packaged gases business, company contributions to this plan are calculated as a percentage of salary based on age plus service. U.S. employees other than those in the packaged gases business have company contributions to this plan calculated on a graduated scale based on employee contributions to the plan. The cost for these defined contribution plans was $26 million in 2014, $25 million in 2013 and $24 million in 2012 (the cost is not included in the tables that follow).
The defined contribution plans includes a non-leveraged employee stock ownership plan ("ESOP") which covers all employees participating in this plan. The collective number of shares of Praxair common stock in the two ESOPs totaled 3,053,710 at December 31, 2014.
Certain international subsidiaries of the company also sponsor defined contribution plans where contributions are determined under various formulas. The expense for these plans was $17 million in 2014 and 2013, and $12 million in 2012 (the expense is not included in the tables that follow).
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
Praxair uses a measurement date of December 31 for its pension and other post-retirement benefit plans.
Pension and Postretirement Benefit Costs
The components of net pension and OPEB costs for 2014, 2013 and 2012 are shown below:

(Millions of dollars) Year Ended December 31,	Pensions			OPEB
	2014	2013	2012	2014	2013	2012
Service cost	$49	$56	$49	$4	$5	$4
Interest cost	121	112	119	11	11	12
Expected return on plan assets	(155)	(149)	(153)	—	—	—
Net amortization and deferral	60	91	68	(8)	(5)	(7)
Net periodic benefit cost before pension settlement charges	$75	$110	$83	$7	$11	$9
Pension settlement charges *	7	9	10	—	—	—
Net periodic benefit cost	$82	$119	$93	$7	$11	$9
* 2014 includes a $7 millions charge in the fourth quarter related to one-time lump sum benefit payment of vested pension benefits to certain former employees. 2012 and 2013 includes a $9 million charge in the third quarter primarily related to the retirement of senior managers in the United States (see Note 2).

Funded Status
The changes in benefit obligation and plan assets for Praxair’s pension and OPEB programs, including reconciliation of the funded status of the plans to amounts recorded in the consolidated balance sheet, as of December 31, 2014 and 2013 are shown below:

(Millions of dollars) Year Ended December 31,	Pensions
	2014		2013		OPEB
	U.S.	International	U.S.	International	2014	2013
Change in Benefit Obligation ("PBO")
Benefit obligation January 1	$1,791	$661	$1,926	$727	$208	$251
Service cost	34	15	38	18	4	5
Interest cost	85	36	74	38	11	11
Participant contributions	—	—	—	—	10	11
Actuarial loss (gain)	276	109	(148)	(43)	(21)	(39)
Benefits paid	(136)	(35)	(99)	(38)	(25)	(23)
Divestiture	—	(1)	—	—	—	—
Foreign currency translation	—	(66)	—	(41)	(7)	(8)
Benefit obligation, December 31	$2,050	$719	$1,791	$661	$180	$208
Accumulated benefit obligation ("ABO")	$1,944	$681	$1,712	$629
Change in Plan Assets
Fair value of plan assets, January 1	$1,620	$551	$1,391	$558	$—	$—
Actual return on plan assets	108	76	271	43	—	—
Company contributions	2	16	35	17	—	—
Benefits paid from plan assets	(123)	(30)	(77)	(33)	—	—
Foreign currency translation	—	(52)	—	(34)	—	—
Fair value of plan assets, December 31	$1,607	$561	$1,620	$551	$—	$—
Funded Status, End of Year	$(443)	$(158)	$(171)	$(110)	$(180)	$(208)
Recorded in the Balance Sheet
Other long-term assets	$—	$35	$—	$42	$—	$—
Other current liabilities	(18)	(5)	(10)	(6)	(16)	(17)
Other long-term liabilities	(425)	(188)	(161)	(146)	(164)	(191)
Net amount recognized, December 31	$(443)	$(158)	$(171)	$(110)	$(180)	$(208)
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actuarial loss (gain)	$792	$193	$563	$145	$(24)	$(7)
Prior service cost (credit)	—	15	1	18	(1)	(4)
Deferred tax benefit (Note 5)	(303)	(50)	(215)	(38)	11	6
Amount recognized in accumulated other comprehensive income (loss) (Note 7)	$489	$158	$349	$125	$(14)	$(5)

The changes in plan assets and benefit obligations recognized in other comprehensive income in 2014 and 2013 are as follows:

	Pensions		OPEB
(Millions of dollars)	2014	2013	2014	2013
Current year net actuarial losses (gains)*	$356	$(356)	$(21)	$(39)
Amortization of net actuarial gains (losses)	(59)	(90)	2	(1)
Amortization of prior service credits (costs)	(1)	(1)	6	6
Pension settlements (Note 2)	(7)	(9)	—	—
Foreign currency translation and other	(16)	(12)	(1)	(1)
Total recognized in other comprehensive income	$273	$(468)	$(14)	$(35)
________________________

*
The pension net actuarial losses in 2014 relates primarily to the decrease in discount rates, when compared to 2013 and updated mortality assumptions. The pension net actuarial gain in 2013 relates primarily to the increase in discount rates, when compared to 2012. The OPEB net actuarial gains in 2014 relates primarily to favorable plan experience, and the 2013 net actuarial gain relates primarily to higher discount rates.

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during 2015 are as follows:

(Millions of dollars)	Pension	OPEB
Net actuarial loss (gain)	$82	$(3)
Prior service cost (credit)	1	—
	$83	$(3)
The following table provides information for pension plans where the accumulated benefit obligation exceeds the fair value of the plan assets:

(Millions of dollars) Year Ended December 31,	Pensions
	2014		2013
	U.S.	International	U.S.*	International
Projected benefit obligation ("PBO")	$2,050	$428	$244	$360
Accumulated benefit obligation ("ABO")	$1,944	$412	$241	$352
Fair value of plan assets	$1,607	$234	$127	$207
* In 2013, plan assets related to the main U.S. retirement program exceeded the ABO by $23 million and was therefore excluded from the table above.

Assumptions
The assumptions used to determine the benefit obligations are as of the respective balance sheet date and the assumptions used to determine the net benefit cost are at the previous year-end, as shown below:

	Pensions
	U.S.		International		OPEB
	2014	2013	2014	2013	2014	2013
Weighted average assumptions used to determine benefit obligations at December 31,
Discount rate	3.95%	4.80%	5.36%	6.30%	4.48%	5.87%
Rate of increase in compensation levels	3.25%	3.25%	3.72%	4.00%	N/A	N/A
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	4.80%	3.90%	6.30%	5.80%	5.87%	5.00%
Rate of increase in compensation levels	3.25%	3.25%	4.00%	4.00%	N/A	N/A
Expected long-term rate of return on plan assets *	8.00%	8.00%	8.10%	7.50%	N/A	N/A
________________________

*
The expected long term rate of return on the U.S. and international plan assets is estimated based on the plans' investment strategy and asset allocation, historical capital market performance and, to a lesser extent, historical plan performance. For the U.S. plans, the expected rate of return of 8.00% was derived based on the target asset allocation of 50%-70% equity securities (approximately 9.5% expected return), 20%-40% fixed income securities (approximately 5.5% expected return) and 2% - 10% real estate funds (approximately 7% expected return). For the international plans, the expected rate of return was derived based on the weighted average target asset allocation of 30%-50% equity securities (approximately 10% expected return), 40%-60% fixed income securities (approximately 7.5% expected return), and 0%-10% alternative investments (approximately 7.5% expected return). For the U.S. plan assets, the actual annualized total returns for the most recent 10-year and 20-year periods ended December 31, 2014 were approximately 6.2% and 8.2%, respectively. For the international plan assets, the actual annualized total returns for the same two periods were approximately 8.3% and 9.7%, respectively. Changes to plan asset allocations and investment strategy over this time period limit the value of historical plan performance as factor in estimating the expected long term rate of return. For 2015, the expected long-term rate of return on plan assets will be 8.00% for the U.S. plans. Expected weighted average returns for international plans will vary.

	OPEB
Assumed healthcare cost trend rates	2014	2013
Healthcare cost trend assumed	7.50%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020
These healthcare-cost trend rate assumptions have an impact on the amounts reported. However, cost caps limit the impact on the net OPEB benefit cost in the U.S. To illustrate the effect, a one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage Point
(Millions of dollars)	Increase	Decrease
Effect on the total of service and interest cost components of net OPEB benefit cost	$—	$—
Effect on OPEB benefit obligation	$3	$(2)
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
The international pension plans are managed individually based on diversified investment portfolios, with different target asset allocations that vary for each plan. Praxair’s U.S. and international pension plans’ weighted-average asset allocations at December 31, 2014 and 2013, and the target asset allocation range for 2014, by major asset category are as follows:

	U.S.			International
Asset Category	Target	2014	2013	Target	2014	2013
Equity securities	50%-70%	65%	70%	30%-50%	49%	48%
Fixed income securities	20%-40%	28%	30%	40%-60%	42%	43%
Other	2% - 10%	7%	—	0%-10%	9%	9%
The following table summarizes pension assets measured at fair value by asset category at December 31, 2014 and 2013. During the years presented, there has been no transfer of assets between Levels 1, 2 & 3 (see Note 13 for definition of the levels):

	Fair Value Measurements Using
	Level 1		Level 2		Level 3 *		Total
(Millions of dollars)	2014	2013	2014	2013	2014	2013	2014	2013
Cash and cash equivalents	$1	$2	$—	$—	$—	$—	$1	$2
Equity securities:
U.S. equities	340	285	—	—	—	—	340	285
International equities	82	82	—	—	—	—	82	82
Mutual funds	330	393	—	—	—	—	330	393
Pooled funds	—	—	565	630	—	—	565	630
Fixed income securities:
U.S. government bonds	—	—	44	39	—	—	44	39
International government bonds	—	—	125	128	—	—	125	128
Mutual funds	253	308	—	—	—	—	253	308
Corporate bonds	—	—	175	176	—	—	175	176
Pooled funds	—	—	90	80	—	—	90	80
Other:
Insurance contracts	—	—	—	—	53	48	53	48
Real Estate Funds	—	—	—	—	110	—	110	—
Fair value of plan assets, December 31,	$1,006	$1,070	$999	$1,053	$163	$48	$2,168	$2,171
________________________

*	The following table summarizes changes in fair value of the pension plan assets classified as level 3 for the periods ended December 31, 2014 and 2013:

(Millions of dollars)	Insurance Contracts	Real Estate Funds	Total
Balance, December 31, 2012	$48	$—	$48
Gain or losses for the period	—	—	—
Balance, December 31, 2013	48	—	48
Gain for the period	12	10	22
Acquisitions	—	100	100
Foreign currency translation	(7)	—	(7)
Balance, December 31, 2014	$53	$110	$163
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
U.S. and International Government Bonds – This category includes U.S. treasuries, U.S. federal agency obligations and international government debt. The majority of these investments do not have quoted market prices available for a specific government security and so the fair value is determined using quoted prices of similar securities in active markets and is classified as level 2 within the valuation hierarchy.
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
Real Estate Funds – This category includes real estate properties, partnership equities and investments in operating companies. The fair value of the assets is determined using discounted cash flows by estimating an income stream for the property plus a reversion into a present value at a risk adjusted rate. Yield rates and growth assumptions utilized are derived from market transactions as well as other financial and industry data. The fair value for these investments are classified within level 3 of the valuation hierarchy.
Contributions
At a minimum, Praxair contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the timing of discretionary contributions from year to year. Pension contributions were $18 million in 2014, $52 million in 2013 and $184 million in 2012. Estimated required contributions for 2015 are currently expected to be in the area of $15 million.

Estimated Future Benefit Payments
The following table presents estimated future benefit payments, net of participants contributions:

(Millions of dollars)	Pensions
Year Ended December 31,	U.S.	International	OPEB
2015	$105	$36	$17
2016	101	36	16
2017	106	37	16
2018	111	38	15
2019	117	39	15
2020-2024	625	211	68
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
Significant matters are:

•
During May 2009, the Brazilian government published Law 11941/2009 instituting a new voluntary amnesty program (“Refis Program”) which allowed Brazilian companies to settle certain federal tax disputes at reduced amounts. During the 2009 third quarter, Praxair decided that it was economically beneficial to settle many of its outstanding federal tax disputes and such disputes were enrolled in the Refis Program, subject to final calculation and review by the Brazilian federal government. The Company recorded estimated liabilities based on the terms of the Refis Program. Since 2009, Praxair has been unable to reach final agreement on the calculations and recently initiated litigation against the government in an attempt to resolve certain items. Open issues relate to the following matters: (i) application of cash deposits and net operating loss carryforwards to satisfy obligations and (ii) the amount of tax reductions available under the Refis Program. Although it is difficult to estimate the timing of resolution of legal matters in Brazil, it is possible that individual disputed matters may be resolved during the next year.

•
At December 31, 2014 the most significant non-income and income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters associated with procedural issues and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $180 million. Praxair has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

•
On September 1, 2010, CADE ("Brazilian Administrative Council for Economic Defense") announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines on all five companies. Originally, CADE imposed a civil fine of R$2.2 billion Brazilian reais (US$828 million) against White Martins, the Brazil-based subsidiary of Praxair, Inc. In response to a motion for clarification, the fine was reduced to R$1.7 billion Brazilian reais (US$640 million) due to a calculation error made by CADE. The amount of the fine is subject to indexation using SELIC. On September 2, 2010, Praxair issued a press release and filed a report on Form 8-K rejecting all claims and stating that the fine represents a gross and arbitrary disregard of Brazilian law.
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
Commitments and Contractual Obligations
The following table sets forth Praxair’s material commitments and contractual obligations as of December 31, 2014, excluding leases, tax liabilities for uncertain tax positions, long-term debt, other post retirement and pension obligations which are summarized elsewhere in the financial statements (see Notes 4, 7, 11, and 16):

(Millions of dollars) Expiring through December 31,	Unconditional Purchase Obligations	Construction Commitments	Guarantees and Other
2015	$543	$954	$12
2016	491	404	59
2017	460	27	—
2018	445	—	—
2019	393	—	—
Thereafter	3,021	—	—
	$5,353	$1,385	$71
Unconditional purchase obligations of $5,353 million represent contractual commitments under various long and short-term take-or-pay arrangements with suppliers and are not included on Praxair's balance sheet. These obligations are primarily minimum-purchase commitments for helium, electricity, natural gas and feedstock used to produce atmospheric and process gases. A significant portion of these obligations is passed on to customers through similar take-or-pay or other contractual arrangements. Purchase obligations that are not passed along to customers through such contractual arrangements are subject to market conditions, but do not represent a material risk to Praxair. During 2014, payments related to Praxair's unconditional purchase obligations totaled $1,021 million, including $481 million for electricity and $225 million for natural gas. Approximately $3,550 million of the purchase obligations relates to power and is intended to secure the uninterrupted supply of electricity and feedstock to Praxair's plants to reliably satisfy customer product supply obligations, and extend through 2030. Certain of the power contracts contain various cancellation provisions requiring supplier agreement which the company believes could reduce the reported obligation significantly, if desired, and many are subject to annual escalations based on local inflation factors. The purchase obligations also include a multi-year contract for silane, with a total purchase obligation of $142 million as of December 31, 2014. Since this contract was signed, the market for silane has not developed as expected and prices have decreased due to lower demand from the photovoltaics markets, primarily in Asia. At December 31, 2014, Praxair's current selling prices and estimated future demand for silane are in excess of its contractual purchase obligations under the contract. The company is continually monitoring market developments.
Construction commitments of $1,385 million represent outstanding commitments to complete authorized construction projects as of December 31, 2014. A significant portion of Praxair’s capital spending is related to the construction of new production facilities to satisfy customer commitments which may take a year or more to complete.
Guarantees and other of $71 million include $70 million related to Praxair’s contingent obligations under guarantees of certain debt of unconsolidated affiliates and $1 million of various guarantees relating to outstanding receivables and repurchase agreements. Unconsolidated equity investees had total debt of approximately $245 million at December 31, 2014, which was non-recourse to Praxair with the exception of the guaranteed portions described above. Praxair has no significant financing arrangements with closely-held related parties.
At December 31, 2014, Praxair had undrawn outstanding letters of credit, bank guarantees and surety bonds valued at approximately $1,240 million from financial institutions, including $524 million relating to the CADE anti-trust litigation in Brazil. These relate primarily to customer contract performance guarantees (including plant construction in connection with certain on-site contracts), self-insurance claims and other commercial and governmental requirements, including foreign litigation matters.
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
Praxair evaluates the performance of its reportable segments based primarily on operating profit, excluding inter-company royalties and items not indicative of ongoing business trends. Corporate and globally managed expenses, and research and development costs relating to Praxair’s global industrial gases business, are allocated to operating segments based on sales.
The table below presents information about reportable segments for the years ended December 31, 2014, 2013 and 2012.

(Millions of dollars)	2014	2013	2012
Sales (a)
North America	$6,436	$6,164	$5,598
Europe	1,546	1,542	1,474
South America	1,993	2,042	2,082
Asia	1,619	1,525	1,414
Surface Technologies	679	652	656
	$12,273	$11,925	$11,224

	2014	2013	2012
Operating Profit
North America	$1,580	$1,538	$1,465
Europe	291	270	256
South America	449	467	429
Asia	303	271	246
Surface Technologies	123	111	106
Segment operating profit	2,746	2,657	2,502
Venezuela currency devaluation and other charges (Note 2)	(138)	(32)	(65)
Total operating profit	$2,608	$2,625	$2,437

	2014	2013	2012
Total Assets (b)
North America	$10,205	$10,133	$8,491
Europe	3,000	3,408	2,957
South America	2,723	2,934	3,205
Asia	3,198	3,098	2,757
Surface Technologies	676	682	680
	$19,802	$20,255	$18,090

(Millions of dollars)	2014	2013	2012
Depreciation and Amortization
North America	$611	$567	$498
Europe	168	169	149
South America	177	181	184
Asia	170	150	127
Surface Technologies	44	42	43
	$1,170	$1,109	$1,001

	2014	2013	2012
Capital Expenditures and Acquisitions
North America	$837	$2,106	$1,303
Europe	319	451	322
South America	373	284	351
Asia	310	459	431
Surface Technologies	56	43	53
	$1,895	$3,343	$2,460

	2014	2013	2012
Sales by Product Group
Atmospheric gases and related	$8,623	$8,451	$8,104
Process gases and other	2,971	2,822	2,464
Surface technologies	679	652	656
	$12,273	$11,925	$11,224

	2014	2013	2012
Sales by Major Country
United States	$5,171	$4,764	$4,305
Brazil	1,511	1,603	1,668
Other – foreign	5,591	5,558	5,251
	$12,273	$11,925	$11,224

	2014	2013	2012
Long-lived Assets by Major Country (c)
United States	$4,817	$4,723	$4,255
Brazil	1,344	1,376	1,535
Other – foreign	5,836	6,179	5,663
	$11,997	$12,278	$11,453
________________________

(a)	Sales reflect external sales only. Intersegment Sales, primarily from North America to other segments, were not material.

(b)	Includes equity investments as of December 31, as follows:

(Millions of dollars)	2014	2013	2012
North America	$132	$128	$135
Europe	207	218	199
Asia	354	356	320
	$693	$702	$654
Changes primarily relate to equity investment earnings, dividends and currency impacts.

(c)	Long-lived assets include property, plant and equipment – net.

NOTE 19. QUARTERLY DATA (UNAUDITED)
(Dollar amounts in millions, except per share data)

2014	1Q	2Q	3Q	4Q (a)	YEAR (a)
Sales	$3,026	$3,113	$3,144	$2,990	$12,273
Cost of sales, exclusive of depreciation and amortization	$1,726	$1,767	$1,780	$1,689	$6,962
Depreciation and amortization	$285	$293	$301	$291	$1,170
Operating profit	$675	$697	$711	$525	2,608
Net income – Praxair, Inc.	$448	$467	$477	$302	$1,694
Basic Per Share Data
Net income	$1.52	$1.59	$1.63	$1.04	$5.79
Weighted average shares (000’s)	294,195	292,945	292,170	290,667	292,494
Diluted Per Share Data
Net income	$1.51	$1.58	$1.62	$1.03	$5.73
Weighted average shares (000’s)	297,253	295,976	295,239	293,555	295,608

2013	1Q (a)	2Q	3Q (a)	4Q (a)	YEAR (a)
Sales	$2,888	$3,014	$3,013	$3,010	$11,925
Cost of sales, exclusive of depreciation and amortization	$1,638	$1,710	$1,697	$1,699	$6,744
Depreciation and amortization	$266	$275	$281	$287	$1,109
Operating profit	$600	$665	$670	$690	$2,625
Net income – Praxair, Inc.	$391	$445	$445	$474	$1,755
Basic Per Share Data
Net income	$1.32	$1.50	$1.51	$1.61	$5.94
Weighted average shares (000’s)	296,604	295,668	295,124	294,697	295,523
Diluted Per Share Data
Net income	$1.30	$1.49	$1.49	$1.59	$5.87
Weighted average shares (000’s)	299,700	298,654	298,357	298,225	298,965

________________________

(a)	2014 and 2013 include the impact of the following benefits/(charges) (see Notes 2, 5 & 7):

(Millions of dollars)	Operating Profit/ (Loss)	Net Income/ (Loss)	Diluted Earnings Per Share
Venezuela currency devaluation - Q4	$(131)	$(131)	$(0.45)
Pension settlement charge - Q4	(7)	(5)	(0.02)
Bond redemption -Q4	—	(22)	(0.07)
Year 2014	$(138)	$(158)	$(0.54)

Venezuela currency devaluation – Q1	$(23)	$(23)	$(0.08)
Pension settlement charge – Q3	(9)	(6)	(0.02)
Income tax benefit - Q4	—	24	0.08
Bond redemption - Q4	—	(12)	(0.04)
Year 2013	$(32)	$(17)	$(0.06)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Management’s Report on Internal Control Over Financial Reporting
Praxair’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, Praxair conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (often referred to as COSO). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2014.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued their opinion on the company’s internal control over financial reporting as of December 31, 2014 as stated in their report in Item 8.
Changes in Internal Control over Financial Reporting
There were no changes in Praxair’s internal control over financial reporting that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, Praxair’s internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
None.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information required by this item is incorporated herein by reference to the sections captioned “The Board of Directors”, “Executive Officers” and “Corporate Governance And Board Practices-Section 16(a) Beneficial Ownership Reporting Compliance” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2015.
Identification of the Audit Committee
Praxair has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The members of that Audit Committee are Ira D. Hall, Chairman, Nance K. Dicciani, Raymond W. LeBoeuf, Larry D. McVay and Denise L. Ramos.
Audit Committee Financial Expert
The Praxair Board of Directors has determined that each of, Raymond W. LeBoeuf, Ira D. Hall and Denise L. Ramos is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act and is independent within the meaning of the independence standards adopted by the Board of Directors and those of the New York Stock Exchange.
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
ITEM 11.     EXECUTIVE COMPENSATION
Information required by this item is incorporated herein by reference to the sections captioned “Executive Compensation” and “Director Compensation” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2015.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans Information – The table below provides information as of December 31, 2014 about company stock that may be issued upon the exercise of options, warrants and rights granted to employees or members of Praxair’s Board of Directors under present and former equity compensation plans, including plans approved by shareholders and one plan which has not been approved by shareholders, the 1996 Praxair, Inc. Performance Incentive Plan ("the 1996 Plan"). The equity compensation plan not approved by shareholders was terminated in March 2001 and directors and officers of the company were not eligible to participate in that plan. Shareholder approval of that plan was not required under applicable NYSE rules. The 1996 Plan provided for granting nonqualified or incentive stock options, stock grants, performance awards and other stock related incentives for key employees. The exercise price under the 1996 Plan was equal to the closing price of Praxair’s common stock on the date of grant. Options that were granted under this plan became exercisable after one or more years after the date of grant and the option term was no more than ten years.

EQUITY COMPENSATION PLANS TABLE

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	12,121,179	(1)	$80.65	7,982,085
Equity compensation plans not approved by shareholders	—		—	—
Total	12,121,179		$80.65	7,982,085

________________________

(1)
This amount includes 307,159 restricted shares and 832,860 performance shares. Up to an additional 700,345 performance shares could be issued if performance goals are achieved at the maximum specified targets. See Note 15 to the consolidated financial statements.

Certain information required by this item regarding the beneficial ownership of the Company’s common stock is incorporated herein by reference to the section captioned “Share Ownership” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2015.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated herein by reference to the sections captioned “Corporate Governance And Board Practices – Review, Approval or Ratification of Transactions with Related Persons,” “Corporate Governance And Board Practices – Certain Relationships and Transactions,” and “Corporate Governance And Board Practices – Director Independence” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2015.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is incorporated herein by reference to the section captioned “The Independent Auditor” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2015.

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	The company’s 2014 Consolidated Financial Statements and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules – All financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits – The exhibits filed as part of this Annual Report on Form 10-K are listed in the accompanying index.

SIGNATURES
Praxair, Inc. and Subsidiaries
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAXAIR, INC.
(Registrant)
Date: February 25, 2015	By:	/s/ ELIZABETH T. HIRSCH
Elizabeth T. Hirsch Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 25, 2015.

/s/ STEPHEN F. ANGEL	/s/ MATTHEW J. WHITE	/s/ NANCE K. DICCIANI
Stephen F. Angel Chairman, President, Chief Executive Officer and Director	Matthew J. White Senior Vice President and Chief Financial Officer	Nance K. Dicciani Director

/s/ EDWARD G. GALANTE	/s/ CLAIRE W. GARGALLI	/s/ IRA D. HALL
Edward G. Galante Director	Claire W. Gargalli Director	Ira D. Hall Director

/s/ RAYMOND W. LEBOEUF	/s/ LARRY D. MCVAY	/s/ WAYNE T. SMITH
Raymond W. LeBoeuf Director	Larry D. McVay Director	Wayne T. Smith Director

/s/ OSCAR DE PAULA BERNARDES	/s/ ROBERT L. WOOD	/s/ Denise L. Ramos
Oscar de Paula Bernardes Director	Robert L. Wood Director	Denise L. Ramos Director

INDEX TO EXHIBITS
Praxair, Inc. and Subsidiaries

Exhibit No.	Description

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

*10.07
Praxair, Inc. Compensation Deferral Program Amended and Restated as of July 15, 2014 (Filed as Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, Filing No. 1-11037, and incorporated herein by reference).

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

10.17
Credit Agreement dated as of December 19, 2014 among Praxair, Inc. and the Eligible Subsidiaries Referred to therein, the Lenders listed therein, and Bank of America, N.A., as Administrative Agent, Citibank N.A., Deutsche Bank Securities Inc. and HSBC Securities (USA) Inc., as Syndication Agents was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, dated December 22, 2014, Filing No. 1-11037, and is incorporated herein by reference.

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

*10.24b
Form of Performance Share Unit Award under the 2009 Praxair, Inc. Long Term Incentive Plan for grants made in 2013-2014 with Earnings Per Share performance metrics (Filed as Exhibit 10.24b to the Company’s 2012 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.24c
Form of Performance Share Unit Award under the 2009 Praxair, Inc. Long Term Incentive Plan for grants made in 2013-2014 with Return on Capital performance metrics (Filed as Exhibit 10.24c to the Company’s 2012 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.25
Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, Filing No. 1-11037, and incorporated herein by reference).

*10.26	Form of Transferable Option Award under the Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan for grants made in 2015 and thereafter is filed herewith.

*10.27	Form of Restricted Stock Unit Award under the Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan for grants made in 2015 and thereafter is filed herewith.

*10.28a
Form of Performance Share Unit Award under the Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan for grants made in 2015 and thereafter with Earnings Per Share performance metrics is filed herewith.

*10.28b
Form of Performance Share Unit Award under the Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan for grants made in 2015 and thereafter with Return on Capital performance metrics is filed herewith.

*10.29
Letter of Clarification of Certain Pension Benefits dated October 26, 2010 between the Company and James T. Breedlove (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, Filing No. 1-11037, and incorporated herein by reference).

10.30	Form of Standard Underwriting Agreement Provisions was filed as Exhibit 1.1 to the Company’s Form S-3 filed on August 8, 2012, and is incorporated herein by reference.

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

10.33
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
10.34
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

10.36
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

10.37
Terms Agreement dated November 4, 2013 between the Company and Citigroup Global Markets Inc., the underwriter named therein for the issuance and sale of $500,000,000 1.900% Notes due 2019, was filed as Exhibit 1 to the Company’s Current Report on Form 8-K, dated November 5, 2013, Filing No 1-11037, and incorporated herein by reference.

10.38
Terms Agreement dated March 4, 2014 among the Company and Credit Suisse Securities (Europe) Limited, Deutsche Bank AG, London Branch and HSBC Bank plc, acting on behalf of the several underwriters for the issuance and sale of €600,000,000 1.500% Notes due 2020, was filed as Exhibit 1 to the Company’s current report on Form 8-K dated March 5, 2014, Filing No. 1-11037, and incorporated herein by reference.

10.39
Terms Agreement dated November 21, 2014 among the Company and Citigroup Global Markets Limited, Deutsche Bank AG, London Branch, HSBC Bank plc and Merrill Lynch International, acting on behalf of the several underwriters for the issuance and sale of €500,000,000 1.625% Notes due 2025, was filed as Exhibit 1 to the Company’s current report on Form 8-K dated November 24, 2014, Filing No. 1-11037, and incorporated herein by reference.

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit No.	Description

101.DEF	XBRL Taxonomy Extension Definition Linkbase
Copies of exhibits incorporated by reference can be obtained from the SEC and are located in SEC File No. 1-11037.
*    Indicates a management contract or compensatory plan or arrangement.