Form 10-K/A
period 2014-12-31
PRAXAIR INC
filed 2015-02-27
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

We are filing this Amendment to our Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on February 25, 2015, solely to correct a typographical error on page 53 in the Report of Independent Registered Public Accounting Firm signed by PricewaterhouseCoopers LLP. This report inadvertently referred to the Company’s internal control over financial reporting as of December 31, 2013, but should have referred to the Company’s internal control over financial reporting as of December 31, 2014. Except for this correction, there have been no changes in any of the financial or other information contained in the report. For convenience, the entire Form 10-K, as amended, is being re-filed.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Shareholders of Praxair, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income (loss), equity and cash flows present fairly, in all material respects, the financial position of Praxair and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

SIGNATURES
Praxair, Inc. and Subsidiaries
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized on February 27, 2015.

PRAXAIR, INC.
(Registrant)
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