Form 10-Q
period 2015-03-31
PRAXAIR INC
filed 2015-04-29
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At March 31, 2015, 288,310,190 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended March 31,
	2015	2014
SALES	$2,757	$3,026
Cost of sales, exclusive of depreciation and amortization	1,530	1,726
Selling, general and administrative	299	326
Depreciation and amortization	277	285
Research and development	24	23
Other income (expense) - net	(4)	9
OPERATING PROFIT	623	675
Interest expense - net	44	46
INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	579	629
Income taxes	162	176
INCOME BEFORE EQUITY INVESTMENTS	417	453
Income from equity investments	11	9
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	428	462
Less: noncontrolling interests	(12)	(14)
NET INCOME - PRAXAIR, INC.	$416	$448
PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share	$1.44	$1.52
Diluted earnings per share	$1.43	$1.51
Cash dividends per share	$0.715	$0.65
WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	289,143	294,195
Diluted shares outstanding	291,652	297,253
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Millions of dollars)
(UNAUDITED)

	Quarter Ended March 31,
	2015	2014
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$428	$462

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(644)	(20)
Reclassifications to net income	—	(3)
Income taxes	(34)	(9)
Translation adjustments	(678)	(32)
Funded status - retirement obligations (Note 10):
Retirement program remeasurements	9	2
Reclassifications to net income	19	13
Income taxes	(10)	(5)
Funded status - retirement obligations	18	10
Derivative instruments (Note 5):
Current quarter unrealized gain (loss)	—	3
Reclassifications to net income	—	—
Income taxes	—	(1)
Derivative instruments	—	2
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(660)	(20)

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	(232)	442
Less: noncontrolling interests	18	(12)
COMPREHENSIVE INCOME (LOSS) - PRAXAIR, INC.	$(214)	$430
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$117	$126
Accounts receivable - net	1,751	1,796
Inventories	535	551
Prepaid and other current assets	323	366
TOTAL CURRENT ASSETS	2,726	2,839
Property, plant and equipment (less accumulated depreciation of $11,551 in 2015 and $11,857 in 2014)	11,593	11,997
Goodwill	3,010	3,121
Other intangible assets - net	588	603
Other long-term assets	1,206	1,242
TOTAL ASSETS	$19,123	$19,802
LIABILITIES AND EQUITY
Accounts payable	$813	$864
Short-term debt	623	587
Current portion of long-term debt	2	2
Other current liabilities	897	1,037
TOTAL CURRENT LIABILITIES	2,335	2,490
Long-term debt	8,771	8,669
Other long-term liabilities	2,454	2,457
TOTAL LIABILITIES	13,560	13,616
Commitments and contingencies (Note 11)
Redeemable noncontrolling interests	170	176
Praxair, Inc. Shareholders’ Equity:
Common stock $0.01 par value, authorized - 800,000,000 shares, issued 2015 and 2014 - 383,230,625 shares	4	4
Additional paid-in capital	3,980	3,994
Retained earnings	11,668	11,461
Accumulated other comprehensive income (loss)	(3,815)	(3,185)
Less: Treasury stock, at cost (2015 - 94,920,435 shares and 2014 - 93,969,017 shares)	(6,819)	(6,651)
Total Praxair, Inc. Shareholders’ Equity	5,018	5,623
Noncontrolling interests	375	387
TOTAL EQUITY	5,393	6,010
TOTAL LIABILITIES AND EQUITY	$19,123	$19,802
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
OPERATIONS
Net income - Praxair, Inc.	$416	$448
Noncontrolling interests	12	14
Net income (including noncontrolling interests)	428	462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	277	285
Deferred income taxes	14	23
Share-based compensation	7	15
Working capital:
Accounts receivable	(50)	(136)
Inventory	(6)	(16)
Prepaid and other current assets	2	20
Payables and accruals	(66)	(116)
Pension contributions	(11)	(9)
Long-term assets, liabilities and other	(87)	8
Net cash provided by operating activities	508	536
INVESTING
Capital expenditures	(397)	(393)
Acquisitions, net of cash acquired	(5)	(124)
Divestitures and asset sales	2	66
Net cash used for investing activities	(400)	(451)
FINANCING
Short-term debt borrowings (repayments) - net	38	(80)
Long-term debt borrowings	753	847
Long-term debt repayments	(501)	(303)
Issuances of common stock	44	49
Purchases of common stock	(235)	(286)
Cash dividends - Praxair, Inc. shareholders	(207)	(191)
Excess tax benefit on share-based compensation	14	20
Noncontrolling interest transactions and other	(6)	(140)
Net cash (used for) provided by financing activities	(100)	(84)
Effect of exchange rate changes on cash and cash equivalents	(17)	5
Change in cash and cash equivalents	(9)	6
Cash and cash equivalents, beginning-of-period	126	138
Cash and cash equivalents, end-of-period	$117	$144
The accompanying notes are an integral part of these financial statements.

INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Notes to Condensed Consolidated Financial Statements - Praxair, Inc. and Subsidiaries (Unaudited)

PRAXAIR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Summary of Significant Accounting Policies
Presentation of Condensed Consolidated Financial Statements - In the opinion of Praxair, Inc. (Praxair) management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented and such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements of Praxair, Inc. and subsidiaries in Praxair’s 2014 Annual Report on Form 10-K. There have been no material changes to the company’s significant accounting policies during 2015.
Accounting Standards Implemented in 2015
The following standards were effective for Praxair in 2015 and their adoption did not have a significant impact on the condensed consolidated financial statements:

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

•
Presentation of Debt Issuance Costs – In April 2015, the FASB issued updated guidance on the presentation of debt issuance costs. The new guidance requires debt issuance costs to be classified as debt rather than deferred charges within the condensed consolidated financial statements. Praxair does not expect this requirement to have a significant impact on the condensed consolidated financial statements. This guidance will be effective for Praxair beginning in the first quarter 2016 on a retrospective basis, with early adoption optional.

Reclassifications – Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.

2. Acquisitions
2015 Acquisitions

During the three months ended March 31, 2015 Praxair had acquisitions totaling $5 million. This was due primarily to the acquisition of a packaged gases business in South America.
2014 Acquisitions

During the three months ended March 31, 2014 Praxair had acquisitions totaling $124 million. These consisted of the acquisitions of an industrial gases business in Italy, several packaged gases businesses in North and South America and an equity investment in the Middle East. These transactions resulted in goodwill and other intangible assets of $43 million and $29 million, respectively (see Note 8).
3. Supplemental Information
Inventories
The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	March 31, 2015	December 31, 2014
Inventories
Raw materials and supplies	$194	$200
Work in process	48	52
Finished goods	293	299
Total inventories	$535	$551

Long-term receivables
Long-term receivables are not material and are largely reserved. Such long-term receivables are included within other long-term assets in the condensed consolidated balance sheets and totaled $40 million and $43 million at March 31, 2015 and December 31, 2014, respectively. These amounts are net of reserves of $40 million and $48 million, respectively. The amounts in both periods relate primarily to government receivables in Brazil and other long-term notes receivable from customers. Collectability is reviewed regularly and uncollectible amounts are written-off as appropriate. The account balance changes during 2015 were primarily due to foreign exchange rate movements.

4. Debt
The following is a summary of Praxair’s outstanding debt at March 31, 2015 and December 31, 2014:

(Millions of dollars)	March 31, 2015	December 31, 2014
SHORT-TERM
Commercial paper and U.S. bank borrowings	$536	$514
Other bank borrowings (primarily international)	87	73
Total short-term debt	623	587
LONG-TERM
U.S. borrowings (U.S. dollar denominated unless otherwise noted)
4.625% Notes due 2015 (a)	—	500
3.25% Notes due 2015 (b, d)	405	408
0.75% Notes due 2016 (b)	400	400
Floating Rate Notes due 2017 (e)	150	—
5.20% Notes due 2017	325	325
1.05% Notes due 2017	400	400
1.20% Notes due 2018	500	500
1.25% Notes due 2018 (c, d)	485	481
4.50% Notes due 2019 (c)	599	599
1.90% Notes due 2019	500	500
1.50% Euro-denominated notes due 2020 (c)	641	722
4.05% Notes due 2021 (c)	499	499
3.00% Notes due 2021 (c)	497	497
2.45% Notes due 2022 (c)	598	598
2.20% Notes due 2022 (c)	499	499
2.70% Notes due 2023 (c)	499	499
2.65% Notes due 2025 (c, e)	398	—
1.625% Euro-denominated notes due 2025 (c)	532	599
3.55% Notes due 2042 (c, e)	666	466
Other	4	4
International bank borrowings	168	167
Obligations under capital leases	8	8
	8,773	8,671
Less: current portion of long-term debt	(2)	(2)
Total long-term debt	8,771	8,669
Total debt	$9,396	$9,258

(a)	In March 2015, Praxair repaid $500 million of 4.625% notes that became due.

(b)
Classified as long-term because of the company’s intent to refinance this debt on a long-term basis and the availability of such financing under the terms of an existing $2.5 billion long-term credit facility.

(c)	Amounts are net of unamortized discounts.

(d)	March 31, 2015 and December 31, 2014 include a $15 million and $14 million fair value increase, respectively, related to hedge accounting. See Note 5 for additional information.

(e)
On February 5, 2015, Praxair issued $150 million of floating rate notes that bear interest at the Federal funds effective rate plus 0.33% due 2017, $400 million of 2.65% fixed rate notes due 2025 and $200 million of 3.550% fixed rate notes due in 2042. The proceeds were used for general corporate purposes, including the repayment of outstanding indebtedness.

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
The following table is a summary of the notional amount and fair value of derivatives outstanding at March 31, 2015 and December 31, 2014 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets		Liabilities
(Millions of dollars)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$2,431	$2,427	$16	$5	$46	$13
Derivatives Designated as Hedging Instruments:
Interest rate contracts:
Interest rate swaps (b)	875	875	15	14	—	—
Total Derivatives	$3,306	$3,302	$31	$19	$46	$13

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.

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
Net Investment Hedge

Praxair has designated the €600 million (641 million as of March 31, 2015) 1.50% Euro-denominated notes due 2020 and the €500 million ($532 million as of March 31, 2015) 1.625% Euro-denominated notes due 2025, as a hedge of the net investment position in its European operations. These Euro-denominated debt instruments reduce the company's exposure to changes in the currency exchange rate on investments in foreign subsidiaries with Euro functional currencies. Since the time the Euro-denominated notes were issued in 2014, exchange rate movements have reduced long-term debt by $274 million ($149 million of which was during the first quarter 2015), with the offsetting gain shown within the cumulative translation component of AOCI in the condensed consolidated balance sheets and the condensed consolidated statements of comprehensive income.
Interest Rate Contracts
Outstanding Interest Rate Swaps
At March 31, 2015, Praxair had $875 million notional amount of interest-rate swap agreements outstanding related to the $400 million 3.25% fixed-rate notes that mature in 2015 and to the $475 million 1.25% notes that mature 2018, which effectively convert fixed-rate interest to variable-rate interest. These swap agreements were designated as fair value hedges with the resulting fair value adjustments recognized in earnings along with an equally offsetting charge / benefit to earnings for the changes in the fair value of the underlying debt instrument. At March 31, 2015, $15 million was recognized as an increase in the fair value of these notes ($14 million at December 31, 2014).

Terminated Treasury Rate Locks
The following table summarizes the unrecognized gains (losses) related to terminated treasury rate lock contracts:

	Year Terminated	Original Gain / (Loss)	Unrecognized Gain / (Loss) (a)
(Millions of dollars)			March 31, 2015	December 31, 2014
Treasury Rate Locks
Underlying debt instrument:
$500 million 2.20% fixed-rate notes that mature in 2022 (b)	2012	$(2)	$(1)	$(1)
$500 million 3.00% fixed-rate notes that mature in 2021 (b)	2011	(11)	(7)	(8)
$600 million 4.50% fixed-rate notes that mature in 2019 (b)	2009	16	7	8
$500 million 4.625% fixed-rate notes that mature in 2015 (b)	2008	(7)	—	—
Total - pre-tax			$(1)	$(1)
Less: income taxes			—	—
After- tax amounts			$(1)	$(1)

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

The following tables summarize the impacts of the company’s derivatives on the consolidated statements of income and AOCI:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended March 31,
(Millions of dollars)	2015	2014
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$(79)	$17
Other balance sheet items	(6)	3
Total	$(85)	$20
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

The following table summarizes the impact of the company's derivatives designated as hedging instruments that impact AOCI:

Derivatives Designated as Hedging Instruments **

	Quarter Ended
	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Income
(Millions of dollars)	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014
Currency contracts:
Net Investment Hedge	$—	$(6)	$—	$—
Less: income taxes	—	2	—	—
Total - Net of Taxes	$—	$(4)	$—	$—

**The gains (losses) on net investment hedges are recorded as a component of AOCI within foreign currency translation adjustments in the condensed consolidated balance sheets and the condensed consolidated statements of comprehensive income. The gains (losses) on forecasted purchases and treasury rate locks are recorded as a component of AOCI within derivative instruments in the condensed consolidated balance sheets and the condensed consolidated statements of comprehensive income. There was no ineffectiveness for these instruments during 2015 or 2014. The gains (losses) on net investment hedges are reclassified to earnings only when the related currency translation adjustments are required to be reclassified, usually upon sale or liquidation of the investment. The gains (losses) for interest rate contracts are reclassified to earnings as interest expense –net on a straight-line basis over the remaining maturity of the underlying debt. Net losses of less than $1 million are expected to be reclassified to earnings during the next twelve months.

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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Assets
Derivatives	—	—	$31	$19	—	—
Liabilities
Derivatives	—	—	$46	$13	—	—
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
The fair values of cash and cash equivalents, short-term debt, accounts receivable-net, and accounts payable approximate carrying amounts because of the short maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for similar issues, which is deemed a level 2 measurement. At March 31, 2015, the estimated fair value of Praxair’s long-term debt portfolio was $8,977 million versus a carrying value of $8,773 million. At December 31, 2014, the estimated fair value of Praxair’s long-term debt portfolio was $8,753 million versus a carrying value of $8,671 million. Differences from carrying amounts are attributable to interest-rate changes subsequent to when the debt was issued.

7. Earnings Per Share – Praxair, Inc. Shareholders
Basic earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended March 31,
	2015	2014
Numerator (Millions of dollars)
Net income - Praxair, Inc.	$416	$448
Denominator (Thousands of shares)
Weighted average shares outstanding	288,748	293,692
Shares earned and issuable under compensation plans	395	503
Weighted average shares used in basic earnings per share	289,143	294,195
Effect of dilutive securities
Stock options and awards	2,509	3,058
Weighted average shares used in diluted earnings per share	291,652	297,253
Basic Earnings Per Share	$1.44	$1.52
Diluted Earnings Per Share	$1.43	$1.51
Stock options of 2,800,555 were antidilutive and therefore excluded in the computation of diluted earnings per share for the quarter ended March 31, 2015. There were no antidilutive shares for the quarter ended March 31, 2014.

8. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended March 31, 2015 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2014	$2,139	$147	$654	$38	$143	$3,121
Acquisitions (Note 2)	—	2	—	—	—	2
Purchase adjustments & other	—	—	—	—	—	—
Foreign currency translation	(15)	(31)	(60)	—	(7)	(113)
Balance, March 31, 2015	$2,124	$118	$594	$38	$136	$3,010
Praxair has performed its goodwill impairment tests annually during the second quarter of each year, and historically has determined that the fair value of each of its reporting units was substantially in excess of its carrying value (refer to Note 1 to the consolidated financial statements of Praxair's 2014 Annual Report on Form 10-K). As a result, no impairment was recorded. There were no indicators of impairment through March 31, 2015.
Changes in the carrying amounts of other intangibles for the three months ended March 31, 2015 were as follows:

(Millions of dollars)	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2014	$693	$37	$47	$777
Additions (Note 2)	2	—	—	2
Foreign currency translation	(9)	—	—	(9)
Other *	—	(1)	—	(1)
Balance, March 31, 2015	$686	$36	$47	$769
Less: Accumulated amortization
Balance, December 31, 2014	$(147)	$(18)	$(9)	$(174)
Amortization expense	(8)	(3)	(1)	(12)
Foreign currency translation	4	—	—	4
Other *	—	1	—	1
Balance, March 31, 2015	$(151)	$(20)	$(10)	$(181)
Net balance at March 31, 2015	$535	$16	$37	$588
* Other relates to the write-off of fully amortized assets.
There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 18 years.
Total estimated annual amortization expense is as follows:

(Millions of dollars)
Remaining 2015	$35
2016	47
2017	41
2018	37
2019	35
Thereafter	393
$588

9. Share-Based Compensation
Share-based compensation of $7 million ($5 million after-tax) and $15 million ($10 million after-tax) was recognized during the quarters ended March 31, 2015 and 2014, respectively. Expense amounts reflect current estimates of achieving performance targets relating to performance-based compensation. The expense was recorded primarily in selling, general and administrative expenses. There was no share-based compensation cost that was capitalized. For further details regarding Praxair’s share-based compensation arrangements and prior-year grants, refer to Note 15 to the consolidated financial statements of Praxair’s 2014 Annual Report on Form 10-K.
Stock Options
The weighted-average fair value of options granted during the quarter ended March 31, 2015 was $11.99 ($14.62 in the 2014 first quarter) based on the Black-Scholes Options-Pricing model. The decrease in grant date fair value year-over-year is primarily attributable to the decrease in volatility.

The following weighted-average assumptions were used to value the grants in 2015 and 2014 :

	Three Months Ended March 31,
	2015	2014
Dividend yield	2.2%	2.0%
Volatility	13.5%	15.2%
Risk-free interest rate	1.51%	1.57%
Expected term years	5	5
The following table summarizes option activity under the plans as of March 31, 2015 and changes during the three-month period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2015	10,981	$89.02
Granted	1,565	128.38
Exercised	(664)	60.68
Cancelled or Expired	(15)	104.78
Outstanding at March 31, 2015	11,867	95.77	5.8	$318
Exercisable at March 31, 2015	9,070	$86.48	4.8	$314
The aggregate intrinsic value represents the difference between the company’s closing stock price of $120.74 as of March 31, 2015 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during the quarter ended March 31, 2015 was $44 million ($49 million during the same period in 2014).
Cash received from option exercises under all share-based payment arrangements for the quarter ended March 31, 2015 was $40 million ($45 million for the same time period in 2014). The cash tax benefit realized from share-based compensation totaled $23 million for the quarter ended March 31, 2015, of which $14 million in excess tax benefits was classified as financing cash flows for the three months ended March 31, 2015 ($34 million cash tax benefit for the same period in 2014 of which $20 million represented excess tax benefit for the three months ended March 31, 2014).
As of March 31, 2015, $31 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1 year.
Performance-Based and Restricted Stock Awards
During the three months ended March 31, 2015, the company granted performance-based stock units to employees which vest principally based on the third anniversary of their grant date. The actual number of shares issued in settlement of a vested award can range from zero to 200 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three-year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s common stock on the date of the grant and the estimated performance that will be achieved. Compensation expense will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved.

During the three months ended March 31, 2015, the company also granted restricted stock units to employees. The majority of the restricted stock units vest at the end of a three-year service period. Compensation expense related to the restricted stock units is recognized on a straight line basis over the vesting period.
The weighted-average fair value of performance-based stock and restricted stock units granted during the three months ended March 31, 2015 was $120.05 and $120.04, ($121.16 and $121.20 for the same period in 2014). This is based on the closing market price of Praxair’s common stock on the grant date adjusted for dividends that will not be paid during the vesting period.
The following table summarizes non-vested performance-based and restricted stock award activity as of March 31, 2015 and changes during the three months then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2015	833	$109.09	307	$106.63
Granted*	215	120.05	72	120.04
Vested	(225)	103.16	(1)	106.35
Cancelled	(15)	112.60	(26)	109.80
Non-vested at March 31, 2015	808	$114.49	352	$110.83

* Amounts for performance-based awards include an adjustment of 35 thousand shares relating to the actual payout of 2012 grants in 2015.
In addition to what is included in the table above, there are approximately 16 thousand performance-based shares and 30 thousand restricted stock shares that are non-vested at March 31, 2015 which will be settled in cash due to foreign regulatory limitations. The liability related to these grants reflects the current estimate of performance that will be achieved and the current common stock price.
As of March 31, 2015, based on current estimates of future performance, $48 million of unrecognized compensation cost related to performance-based awards is expected to be recognized through the first quarter of 2018 and $20 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized primarily through the first quarter of 2018.
10. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarters ended March 31, 2015 and 2014 are shown below:

	Quarter Ended March 31,
	Pensions		OPEB
(Millions of dollars)	2015	2014	2015	2014
Service cost	$14	$13	$1	$1
Interest cost	28	31	2	3
Expected return on plan assets	(39)	(40)	—	—
Net amortization and deferral	20	15	(1)	(2)
Net periodic benefit cost before pension settlement charge	$23	$19	$2	$2
Praxair estimates that 2015 required contributions to its pension plans will be in the area of $15 million, of which $11 million have been made through March 31, 2015.

In 2014 a number of senior managers retired. These retirees are covered by the U.S. supplemental pension plan which provides for a lump sum benefit payment option. Under certain circumstances, such lump sum payments must be accounted for as a settlement of the related pension obligation, but only when paid. As a result, Praxair anticipates that it will record a pension settlement expense of approximately $7 million in the third quarter 2015 when the payments are made to the retirees.

11. Commitments and Contingencies
Contingent Liabilities
Praxair is subject to various lawsuits and government investigations that arise from time to time in the ordinary course of business. These actions are based upon alleged environmental, tax, antitrust and personal injury claims, among others. Praxair has strong defenses in these cases and intends to defend itself vigorously. It is possible that the company may incur losses in connection with some of these actions in excess of accrued liabilities. Management does not anticipate that in the aggregate such losses would have a material adverse effect on the company’s consolidated financial position or liquidity; however, it is possible that the final outcomes could have a significant impact on the company’s reported results of operations in any given period (see Note 17 to the consolidated financial statements of Praxair’s 2014 Annual Report on Form 10-K).
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

•
At March 31, 2015 the most significant non-income and income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $185 million. Praxair has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

•
On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines on all five companies. Originally, CADE imposed a civil fine of R$2.2 billion Brazilian reais (US$686 million) against White Martins, the Brazil-based subsidiary of Praxair, Inc. In response to a motion for clarification, the fine was reduced to R$1.7 billion Brazilian reais (US$530 million) due to a calculation error made by CADE. The amount of the fine is subject to indexation using SELIC. On September 2, 2010, Praxair issued a press release and filed a report on Form 8-K rejecting all claims and stating that the fine represents a gross and arbitrary disregard of Brazilian law.

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

12. Segments
Sales and operating profit by segment for the quarters ended March 31, 2015 and 2014 are shown below. For a description of Praxair’s operating segments, refer to Note 18 to the consolidated financial statements of Praxair’s 2014 Annual Report on Form 10-K.

	Quarter Ended March 31,
(Millions of dollars)	2015	2014
SALES(a)
North America	$1,499	$1,580
Europe	326	397
South America	401	488
Asia	371	392
Surface Technologies	160	169
Total sales	$2,757	$3,026

	Quarter Ended March 31,
(Millions of dollars)	2015	2014
OPERATING PROFIT
North America	$379	$378
Europe	62	79
South America	85	113
Asia	69	75
Surface Technologies	28	30
Total operating profit	$623	$675

(a)	Sales reflect external sales only. Intersegment sales, primarily from North America to other segments, were not material.

13. Equity and Redeemable Noncontrolling Interests
Equity
A summary of the changes in total equity for the quarters ended March 31, 2015 and 2014 is provided below:

	Quarter Ended March 31,
(Millions of dollars)	2015			2014
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$5,623	$387	$6,010	$6,609	$394	$7,003
Net income (a)	416	9	425	448	10	458
Other comprehensive income (loss)	(630)	(21)	(651)	(17)	(3)	(20)
Noncontrolling interests:
Additions (reductions) (b)	—	2	2	(24)	—	(24)
Dividends and other capital changes	—	(2)	(2)	—	(3)	(3)
Redemption value adjustments	(3)	—	(3)	(1)	—	(1)
Dividends to Praxair, Inc. common stock holders ($0.715 per share in 2015 and $0.65 per share in 2014)	(207)	—	(207)	(191)	—	(191)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	2	—	2	1	—	1
For employee savings and incentive plans	30	—	30	33	—	33
Purchases of common stock	(234)	—	(234)	(293)	—	(293)
Tax benefit from share-based compensation	14	—	14	20	—	20
Share-based compensation	7	—	7	15	—	15
Balance, end of period	$5,018	$375	$5,393	$6,600	$398	$6,998

(a)
Net income for noncontrolling interests excludes Net income related to redeemable noncontrolling interests of $3 million for the quarter ended March 31, 2015 ( $4 million for the same time periods in 2014, respectively), which is not part of total equity (see redeemable noncontrolling interests section below).

(b)
Praxair increased its ownership in certain consolidated subsidiaries. The difference between the purchase price and the related noncontrolling interests was recorded as a decrease in Praxair's additional paid-in-capital.

The components of AOCI are as follows:

	March 31,	December 31,
(Millions of dollars)	2015	2014
Cumulative translation adjustment (includes $98 million and $64 million tax charge in March 31, 2015 and December 31, 2014, respectively)
North America	$(655)	$(553)
South America	(1,882)	(1,510)
Europe	(484)	(432)
Asia	(146)	(49)
Surface Technologies	(32)	(7)
	(3,199)	(2,551)
Derivatives - net of taxes	(1)	(1)
Pension / OPEB funded status obligation (net of $332 million and $342 million tax benefit in March 31, 2015 and December 31, 2014, respectively)	(615)	(633)
	$(3,815)	$(3,185)

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
The following is a summary of the changes in redeemable noncontrolling interests for the three months ended March 31, 2015 and 2014:

(Millions of dollars)	2015	2014
Balance, January 1,	$176	$307
Net income	3	4
Distributions to noncontrolling interest	(3)	(6)
Redemption value adjustments/accretion	3	1
Foreign currency translation and other	(9)	1
Purchase of noncontrolling interest *	—	(112)
Balance, March 31,	$170	$195

* In January 2014, Praxair acquired the redeemable noncontrolling interests related to Praxair Distribution Mid-Atlantic, LLC. The cash payment is shown in the financing section of the condensed consolidated statements of cash flows under the caption "Noncontrolling interest transactions and other".

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results

Praxair's results in the first quarter were challenged by significant negative impacts from foreign currency translation, as the U.S. dollar strengthened sharply against most major foreign currencies. Praxair reported sales of $2,757 million, 9% below the prior-year quarter. Foreign currency translation reduced sales by 8% and lower cost pass-through, primarily natural gas, lowered sales by 2% compared to the first quarter of 2014. Excluding these impacts, organic sales were 1% above the prior year due to higher overall pricing levels. Overall volumes were comparable to the 2014 first quarter, as volume growth in North America and Asia was offset by lower volumes in South America. Operating profit decreased $52 million, or 8%, for the quarter ended March 31, 2015 versus the respective 2014 period primarily due to the impact of foreign currency translation. Excluding the foreign currency effects, operating profit was comparable to the prior-year period. Operating margin was a strong 22.6%, 30 basis points above the prior year quarter. Earnings per share of $1.43 was 5% below the prior year due to lower net income, primarily due to foreign currency translation impacts, which were partially offset by a reduction in the number of diluted shares outstanding as a result of the company's net repurchases of common stock.
Outlook
Diluted earnings per share for the second quarter of 2015 are expected to be in the range of $1.40 to $1.48.
Diluted earnings per share for the full year of 2015 are expected to be in the range of $5.90 to $6.15.
For the full year of 2015, Praxair expects sales in the area of $11.4 to $11.7 billion. Full-year capital expenditures are expected to be about $1.6 billion.

The company’s core business is to build, own, and operate industrial gas plants in order to supply atmospheric and process gases to customers. As such, Praxair believes that its backlog is one indicator of future sales growth. At March 31, 2015, Praxair’s backlog of 21 large projects under construction was $2.1 billion. This represents the total estimated capital cost of large plants under construction. North America represents approximately half of the backlog while Asia represents approximately 25%. The remaining backlog resides in Europe and in South America. These plants will supply customers in the energy, chemical, manufacturing, electronics and metals markets.
Praxair provides quarterly updates on operating results, material trends that may affect financial performance, and financial earnings guidance via quarterly earnings releases and investor teleconferences. These updates are available on the company’s website, www.praxair.com, but are not incorporated herein.

The following table provides summary data for the quarter ended March 31, 2015 and 2014:

	Quarter Ended March 31,
(Dollar amounts in millions, except per share data)	2015	2014	Variance
Reported Amounts
Sales	$2,757	$3,026	(9)%
Cost of sales, exclusive of depreciation and amortization	$1,530	$1,726	(11)%
Gross margin (a)	$1,227	$1,300	(6)%
As a percent of sales	44.5%	43.0%
Selling, general and administrative	$299	$326	(8)%
As a percent of sales	10.8%	10.8%
Depreciation and amortization	$277	$285	(3)%
Other income (expense) - net	$(4)	$9
Operating profit	$623	$675	(8)%
As a percent of sales	22.6%	22.3%
Interest expense - net	$44	$46	(4)%
Effective tax rate	28.0%	28.0%
Income from equity investments	$11	$9	22%
Noncontrolling interests	$(12)	$(14)	(14)%
Net income - Praxair, Inc.	$416	$448	(7)%
Diluted earnings per share	$1.43	$1.51	(5)%
Diluted shares outstanding	291,652	297,253	(2)%

(a)	Gross margin excludes depreciation and amortization expense.

Results of Operations
The changes in consolidated sales and operating profit compared to the prior year are attributable to the following:

	Quarter Ended March 31, 2015 vs. 2014
	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume	—%	(3)%
Price	1%	5%
Cost pass-through	(2)%	—%
Currency	(8)%	(8)%
Acquisitions/divestitures	—%	—%
Other	—%	(2)%
Reported	(9)%	(8)%
The following tables provide sales by end-market and distribution method:

	Quarter Ended March 31,
	% of Sales		% Change*
	2015	2014
Sales by End Markets
Manufacturing	25%	23%	1%
Metals	17%	17%	(2)%
Energy	13%	13%	3%
Chemicals	10%	11%	(7)%
Electronics	7%	7%	5%
Healthcare	8%	8%	4%
Food & Beverage	8%	8%	7%
Aerospace	3%	3%	4%
Other	9%	10%	(9)%
	100%	100%
 * Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended March 31,
	% of Sales
	2015	2014
Sales by Distribution Method
On- Site	28%	30%
Merchant	34%	33%
Packaged Gas	29%	28%
Other	9%	9%
	100%	100%

Sales decreased $269 million, or 9%, for the three months ended March 31, 2015 versus 2014 period primarily due to negative currency translation impacts of 8%. Excluding negative currency effects and lower cost pass-through which reduced sales by 2%, sales increased 1% due to higher pricing.

Gross margin decreased $73 million, or 6%, for the three months ended March 31, 2015 versus the respective 2014 period primarily due to lower sales. Gross margin as percentage of sales improved to 44.5% for the three months ended March 31, 2015 from 43.0% for the three months ended March 31, 2014 primarily due to higher pricing.

Selling, general and administrative expenses ("SGA") decreased $27 million, or 8%, for the three months ended March 31, 2015 versus 2014 period primarily due to currency effects. SGA as a percent of sales was consistent with the prior-year quarter.

Depreciation and amortization expense decreased $8 million, or 3%, for the three months ended March 31, 2015 versus the respective 2014 period. Currency effects reduced depreciation and amortization expense by $21 million. This was partially offset by higher depreciation expense primarily related to new project start-ups.

Other income (expense) – net was $(4) million expense for the three months ended March 31, 2015, compared to $9 million of income in the prior-year quarter. Other income (expense) - net in 2014 included a gain on an asset sale in South America.

Operating profit decreased $52 million, or 8% in the quarter. Higher pricing increased operating profit by 5% which was more than offset by the negative impact of foreign currency translation. A discussion of operating profit by segment is included in the segment discussion that follows. Operating Margin improved 30 basis points from the prior-year quarter to 22.6%.

Interest expense-net decreased $2 million, or 4%, for the three months ended March 31, 2015 versus the respective 2014 period. Lower average interest rates reduced interest expense by $5 million. This decrease was partially offset by the impact of higher debt levels which increased interest expense by $3 million.

The effective tax rate was 28% for both periods presented.

Income from equity investments for the three months ended March 31, 2015 and 2014 was $11 million and $9 million, respectively. Praxair’s significant sources of equity income are in China, Italy, and the Middle East.

At March 31, 2015, non-controlling interests consisted primarily of non-controlling shareholders' investments in Asia (primarily China and India), Europe (primarily Italy and Scandinavia), and North America (primarily within the U.S. packaged gas business). Non-controlling interests decreased $2 million for the three months ended March 31, 2015 versus the respective 2014 period due primarily to the acquisition of the non-controlling interest in a U.S. packaged gas business during the first quarter of 2014, and impacts of foreign currency translation.

Net income-Praxair, Inc. decreased $32 million, or 7%, for three months ended March 31, 2015, versus the respective 2014 period primarily due to lower operating profit which was significantly impacted by foreign currency translation, partially offset by lower income tax and interest expense. Net income decreased less than sales due to lower costs including SGA expense, lower non-controlling interest and lower interest expense.

Earnings per share of $1.43 for the three months ended March 31, 2015 decreased 5% from the prior-year. This decrease is attributable to lower net income which was partially offset by a reduction in the number of diluted shares outstanding as a result of the company's net repurchases of common stock.

Other Comprehensive Income

Other comprehensive loss for the three months ended March 31, 2015 of $660 million results primarily from negative currency translation adjustments of $678 million. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars. The negative translation adjustments in the quarter resulted primarily from the strengthening of the U.S. dollar against most major currencies. See "Currency" section of the MD&A for exchange rates used for translation purposes and Note 13 to the condensed consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income by segment.

Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows.

	Quarter Ended March 31,
(Dollar amounts in millions)	2015	2014	Variance
SALES
North America	$1,499	$1,580	(5)%
Europe	326	397	(18)%
South America	401	488	(18)%
Asia	371	392	(5)%
Surface Technologies	160	169	(5)%
	$2,757	$3,026	(9)%
OPERATING PROFIT
North America	$379	$378	—%
Europe	62	79	(22)%
South America	85	113	(25)%
Asia	69	75	(8)%
Surface Technologies	28	30	(7)%
Segment operating profit	$623	$675	(8)%

North America

	Quarter Ended March 31,
	2015	2014	Variance
Sales	$1,499	$1,580	(5)%
Cost of sales, exclusive of depreciation and amortization	791	870
Gross margin	708	710
Operating expenses	179	183
Depreciation and amortization	150	149
Operating profit	$379	$378	—%
Margin %	25.3%	23.9%

	Quarter Ended March 31, 2015 vs. 2014
	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume	1%	2%
Price	—%	1%
Cost pass-through	(4)%	—%
Currency	(3)%	(3)%
Acquisitions/divestitures	1%	1%
Other	—%	(1)%
	(5)%	—%
The following tables provide sales by end-market and distribution method:

	Quarter Ended March 31,
	% of Sales		% Change*
	2015	2014
Sales by End Markets
Manufacturing	31%	30%	1%
Metals	12%	12%	(8)%
Energy	18%	20%	4%
Chemicals	10%	11%	(12)%
Electronics	4%	3%	29%
Healthcare	7%	7%	5%
Food & Beverage	9%	8%	7%
Aerospace	1%	1%	(5)%
Other	8%	8%	(4)%
	100%	100%
 * Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended March 31,
	% of Sales
	2015	2014
Sales by Distribution Method
On- Site	28%	32%
Merchant	37%	35%
Packaged Gas	33%	32%
Other	2%	1%
	100%	100%
The North America segment includes Praxair's industrial gases operations in the United States, Canada and Mexico.

North America segment sales decreased $81 million, or 5%, as compared to the prior-year quarter and decreased 2% excluding currency translation impacts. Organic sales growth was 1% driven primarily by higher volumes. By end-market, the increase in sales growth came primarily from manufacturing, food and beverage and healthcare, which was partially offset by a decline in the metals and chemicals end-markets. Acquisitions of packaged gas distributors added 1% growth during the current quarter. Lower cost pass-through, primarily relating to natural gas prices passed through to hydrogen customers, decreased sales by 4%. On-site sales were lower as a percent of total sales due to lower volumes of pipeline oxygen to steel customers, and lower hydrogen sales due to pass-through of lower natural gas prices. Overall on-site hydrogen volumes were above the prior-year quarter.
North America segment operating profit increased $1 million in the quarter as compared to the prior year. Excluding the effects of currency, operating profit increased 3% which was primarily driven by higher volumes and pricing and acquisitions.
Europe

	Quarter Ended March 31,
	2015	2014	Variance %
Sales	$326	$397	(18)%
Cost of sales, exclusive of depreciation and amortization	182	218
Gross margin	144	179
Operating expenses	46	57
Depreciation and amortization	36	43
Operating profit	$62	$79	(22)%
Margin %	19.0%	19.9%

	Quarter Ended March 31, 2015 vs. 2014
	% Change	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume	—%	(1)%
Price	1%	2%
Cost pass-through	—%	—%
Currency	(18)%	(19)%
Acquisitions/divestitures	(1)%	1%
Other	—%	(5)%
	(18)%	(22)%

The following tables provide sales by end-market and distribution method:

	Quarter Ended March 31,
	% of Sales		% Change*
	2015	2014
Sales by End Markets
Manufacturing	22%	23%	1%
Metals	17%	16%	8%
Energy	6%	6%	(8)%
Chemicals	14%	16%	(6)%
Electronics	8%	7%	8%
Healthcare	11%	11%	(1)%
Food & Beverage	9%	9%	2%
Aerospace	1%	1%	—%
Other	12%	11%	—%
	100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures

	Quarter Ended March 31,
	% of Sales
	2015	2014
Sales by Distribution Method
On- Site	19%	19%
Merchant	34%	35%
Packaged Gas	43%	43%
Other	4%	3%
	100%	100%
Europe segment sales decreased by $71 million or 18% in the first quarter as compared to the prior year due to negative currency translation impacts. Excluding currency, overall sales were comparable to the prior-year quarter. Higher pricing increased sales by 1%; this was offset by the divestiture in 2014 of an industrial gases business in France. By end-market, sales increased to metals, food and beverage and partially offset by lower sales to energy customers.
Europe segment operating profit decreased by $17 million, or 22% in the first quarter as compared to the prior year. The decrease was primarily due to currency impacts and higher costs, as costs in the prior-year quarter were reduced by $5 million of energy credits in Italy.
South America

	Quarter Ended March 31,
	2015	2014	Variance
Sales	$401	$488	(18)%
Cost of sales, exclusive of depreciation and amortization	221	276
Gross margin	180	212
Operating expenses	57	56
Depreciation and amortization	38	43
Operating profit	$85	$113	(25)%
Margin %	21.2%	23.2%

	Quarter Ended March 31, 2015 vs. 2014
	% Change	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume	(5)%	(16)%
Price	6%	27%
Cost pass-through	1%	—%
Currency	(20)%	(20)%
Acquisitions/divestitures	—%	—%
Other	—%	(16)%
	(18)%	(25)%

The following tables provide sales by end-market and distribution method:

	Quarter Ended March 31,
	% of Sales		% Change*
	2015	2014
Sales by End Markets
Manufacturing	22%	21%	5%
Metals	28%	29%	(4)%
Energy	2%	2%	—%
Chemicals	9%	9%	3%
Electronics	—%	—%	—%
Healthcare	17%	16%	7%
Food & Beverage	13%	13%	7%
Aerospace	—%	—%	—%
Other	9%	10%	(9)%
	100%	100%
 * - Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended March 31,
	% of Sales
	2015	2014
Sales by Distribution Method
On- Site	27%	27%
Merchant	41%	42%
Packaged Gas	30%	28%
Other	2%	3%
	100%	100%
South America segment sales in the first quarter decreased $87 million or 18% versus the prior-year quarter. Currency translation impacts reduced sales by 20%, primarily due to the strengthening of the U.S. dollar versus the Brazilian Real. Excluding negative currency impacts, sales grew 2% primarily from higher pricing. This was partially offset by lower volumes to on-site, merchant and packaged gases customers in Brazil and across the region due to a decline in economic activity associated with lower industrial production. Lower sales primarily to metals customers was partially offset by growth in healthcare and food and beverage markets.
Segment operating profit decreased $28 million, or 25%, in the first quarter, primarily due to negative currency effects, lower volumes, and higher costs due to inflation. These decreases were partially offset by higher pricing. Operating profit in the prior-year quarter included a gain on an asset sale in Brazil which increased operating profit by 6%.

Asia

	Quarter Ended March 31,
	2015	2014	Variance
Sales	$371	$392	(5)%
Cost of sales, exclusive of depreciation and amortization	233	251
Gross margin	138	141
Operating expenses	26	27
Depreciation and amortization	43	39
Operating profit	$69	$75	(8)%
Margin %	18.6%	19.1%

	Quarter Ended March 31, 2015 vs. 2014
	% Change	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume / Sale of Equipment	(2)%	(11)%
Price	—%	(2)%
Cost pass-through	(2)%	—%
Currency	(2)%	(2)%
Acquisitions/divestitures	1%	1%
Other	—%	6%
	(5)%	(8)%
The following tables provide sales by end-market and distribution method:

	Quarter Ended March 31,
	% of Sales		% Change*
	2015	2014
Sales by End Markets
Manufacturing	10%	10%	(7)%
Metals	30%	27%	9%
Energy	3%	2%	5%
Chemicals	12%	12%	(2)%
Electronics	32%	32%	(6)%
Healthcare	1%	1%	—%
Food & Beverage	2%	2%	—%
Aerospace	—%	—%	—%
Other	10%	14%	(30)%
	100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures

	Quarter Ended March 31,
	% of Sales
	2015	2014
Sales by Distribution Method
On- Site	50%	51%
Merchant	31%	28%
Packaged Gas	12%	12%
Other	7%	9%
	100%	100%
Asia segment sales decreased $21 million, or 5%, in the first quarter as compared to the prior year. A 2% decline in volumes was primarily due to a plant sale in China in the prior-year quarter. New project start-ups in India, Korea and China contributed organic volume growth. Cost pass-through related to the contractual pass-through of precious metals prices used in electronic materials reduced sales by 2%, with minimal impact on operating profit. By end-market, sales grew primarily to metals customers in India, offset by lower sales to manufacturing and electronic materials markets.
Asia segment operating profit decreased $6 million, or 8% in the first quarter as compared to the prior year. Lower volumes, largely due to the prior-quarter sale of equipment and lower pricing in China reduced operating profit by 13%. This was partially offset by lower costs and productivity gains.

Surface Technologies

	Quarter Ended March 31,
	2015	2014	Variance
Sales	$160	$169	(5)%
Cost of sales, exclusive of depreciation and amortization	103	111
Gross margin	57	58
Operating expenses	19	17
Depreciation and amortization	10	11
Operating profit	$28	$30	(7)%
Margin %	17.5%	17.8%

	Quarter Ended March 31, 2015 vs. 2014
	% Change	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume/Price	2%	4%
Cost pass-through	—%	—%
Currency	(7)%	(9)%
Acquisitions/divestitures	—%	(1)%
Other	—%	(1)%
	(5)%	(7)%

The following table provides sales by end-market:

	Quarter Ended March 31,
	% of Sales		% Change*
	2015	2014
Sales by End Markets
Manufacturing	12%	13%	(4)%
Metals	7%	8%	(10)%
Energy	26%	27%	(2)%
Chemicals	2%	2%	—%
Electronics	1%	1%	—%
Healthcare	—%	—%	—%
Food & Beverage	3%	3%	—%
Aerospace	36%	33%	8%
Other	13%	13%	(5)%
	100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures
Surface Technologies segment sales decreased $9 million, or 5% in the first quarter as compared to the prior year. Currency impacts reduced sales by 7% primarily due to a weaker Euro, Japanese yen and British pound versus the U.S. dollar. This decrease was partially offset by 2% growth in organic sales, primarily due to higher coatings sales to the aerospace end-market.

Surface Technologies segment operating profit decreased $2 million, or 7% in the first quarter. Excluding currency, operating profit grew 3% from organic sales growth and cost control.

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
To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2015 Consolidated Sales	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		March 31,	December 31,
Currency		2015	2014	2015	2014
Brazilian real	12%	2.85	2.36	3.21	2.66
Euro	12%	0.89	0.73	0.93	0.83
Canadian dollar	7%	1.24	1.10	1.27	1.16
Mexican peso	6%	14.95	13.24	15.26	14.75
Chinese yuan	5%	6.24	6.10	6.20	6.21
Korean won	4%	1,100	1,070	1,110	1,094
India rupee	3%	62.26	61.79	62.50	63.04
Argentine peso	1%	8.69	7.60	8.82	8.55
Norwegian krone	<1%	7.75	6.09	8.05	7.45
Colombian peso	<1%	2,467	2,005	2,598	2,392
Russian ruble	<1%	62.80	35.06	58.19	60.74
Thailand bhat	<1%	32.65	32.65	32.54	32.91

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Three Months Ended March 31,
	2015	2014
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (including noncontrolling interest)	$428	$462
Non-cash charges (credits):
Add: Depreciation and amortization	277	285
Add: Deferred income taxes	14	23
Add: Share-based compensation	7	15
Net income adjusted for non-cash charges	726	785
Working capital	(120)	(248)
Pension contributions	(11)	(9)
Long-term assets, liabilities and other	(87)	8
Net cash provided by operating activities	$508	$536
INVESTING ACTIVITIES
Capital expenditures	(397)	(393)
Acquisitions, net of cash acquired	(5)	(124)
Divestitures and asset sales	2	66
Net cash used for investing activities	$(400)	$(451)
FINANCING ACTIVITIES
Debt increases (reductions) - net	290	464
Issuances (purchases) of common stock - net	(191)	(237)
Cash dividends - Praxair, Inc. shareholders	(207)	(191)
Excess tax benefit on share-based compensation	14	20
Noncontrolling interest transactions and other	(6)	(140)
Net cash (used for) provided by financing activities	$(100)	$(84)

Effect of exchange rate changes on cash and cash equivalents	$(17)	$5
Cash and cash equivalents, end-of-period	$117	$144

Cash Flow from Operations
Cash provided by operations of $508 million for the three months ended March 31, 2015 decreased $28 million, or 5%, versus 2014. The decrease was primarily due to lower net income adjusted for non-cash charges and changes in long-term assets, liabilities and other, partially offset by lower working capital requirements as compared to the prior year.
Praxair estimates that total 2015 required contributions to its pension plans will be in the area of $15 million, of which $11 million have been made through March 31, 2015. At a minimum, Praxair contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the amount and timing of discretionary contributions from year to year.
Investing
Net cash used for investing of $400 million for the three months ended March 31, 2015 decreased $51 million versus 2014 primarily due to lower acquisition expenditures, and lower proceeds from divestitures and asset sales.

Capital expenditures for the three months ended March 31, 2015 were $397 million, $4 million above the prior year. Capital expenditures in the quarter related primarily to investments in new plant and production equipment for growth. Approximately 60% of the capital expenditures were in North America with the rest in Asia, Europe and South America.
Acquisitions in the quarter were $5 million primarily relating to the acquisition of a packaged gases business in South America. Acquisitions in the prior-year period of $124 million were primarily the acquisition of an industrial gases business in Italy and packaged gas businesses in North and South America, and an equity investment in the Middle East. (see Note 2 to the condensed consolidated financial statements).
For the three months ended March 31, 2015 divestitures and asset sales were $2 million. Divestitures in the prior-year period were $66 million, primarily the sale of Praxair's industrial gas business in France.
Financing
Cash used for financing activities was $100 million for the three-month period ended March 31, 2015. Cash dividends were $207 million, higher than the prior year due to a 10% increase in dividends per share from $0.65 to $0.715. Net repurchases of common stock were $191 million and debt increased by $290 million.
In February 2015, Praxair issued $150 million of floating rate notes that bear interest at the Federal funds effective rate plus 0.33% due 2017, $400 million of 2.65% fixed rate notes due 2025 and $200 million of 3.550% fixed rate notes due in 2042.
In March 2015, Praxair repaid $500 million of 4.625% notes that became due.

Debt Covenants
Praxair’s $2.5 billion senior unsecured credit facility and long-term debt agreements contain various covenants (refer to Note 11 to the consolidated financial statements of Praxair’s 2014 Annual Report on Form 10-K). The only financial covenant requires Praxair not to exceed a maximum 70% leverage ratio, as defined in the agreements. For purposes of the leverage ratio calculation, consolidated shareholders' equity excludes changes in the cumulative foreign currency translation adjustments after June 30, 2011. At both March 31, 2015 and December 31, 2014, the actual leverage ratio calculated in accordance with the agreements was 54%.

Other Financial Data

Praxair's debt to capital ratio was 62.5% at March 31, 2015 versus 55.9% at March 31, 2014. Although net debt increased $153 million, the increase is due primarily to lower capital. The equity component of capital was reduced by a $1,817 million loss in accumulated other comprehensive income, primarily from currency impacts.

After-tax return on capital ("ROC") was consistent year-over-year at 12.6% for the four-quarter trailing period ended March 31, 2015 and 2014.

Return on equity ("ROE") for the four-quarter trailing period ended March 31, 2015 was strong at 29.6% and 90 basis-points above prior year.

EBITDA of $911 million for the 2015 quarter decreased $58 million from $969 million in 2014 due primarily to negative currency translation impacts.

Debt-to-Adjusted EBITDA was consistent year-over-year at 2.3 for the four-quarter trailing period ended March 31, 2015 and 2014.

See the "Non-GAAP Financial Measures" section below for definitions and reconciliations of these non-GAAP measures to reported GAAP amounts.
Legal Proceedings
See Note 11 to the condensed consolidated financial statements.

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
The following are the non-GAAP measures presented in the MD&A:

	March 31,
(Dollar amounts in millions, except per share data)	2015	2014
Debt-to-capital	62.5%	55.9%
After-tax return on capital	12.6%	12.6%
Return on equity	29.6%	28.7%
EBITDA	$911	$969
Debt-to-adjusted EBITDA	2.3	2.3

Debt-to-Capital Ratio
The debt-to-capital ratio is a measure used by investors, financial analysts and management to provide a measure of financial leverage and insights into how the company is financing its operations.

	Three Months Ended March 31,
	2015	2014
(Dollar amounts in millions)
Debt	$9,396	$9,270
Less: cash and cash equivalents	(117)	(144)
Net debt	9,279	9,126
Equity and redeemable noncontrolling interests
Redeemable noncontrolling interests	170	195
Praxair, Inc. shareholders’ equity	5,018	6,600
Noncontrolling interests	375	398
Total equity and redeemable noncontrolling interests	5,563	7,193
Capital	$14,842	$16,319
DEBT-TO-CAPITAL RATIO	62.5%	55.9%

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

	2015			2014
	Four Quarter Trailing	Three Months Ended	Nine Months Ended	Four Quarter Trailing	Three Months Ended	Nine Months Ended
		March 31, 2015	December 31, 2014		March 31, 2014	December 31, 2013
(Dollar amounts in millions)
Adjusted operating profit (see below)	$2,694	$623	$2,071	$2,709	$675	$2,034
Less: adjusted income taxes (see below)	(693)	(162)	(531)	(710)	(176)	(534)
Less: tax benefit on interest expense*	(49)	(12)	(37)	(46)	(13)	(33)
Add: equity income	44	11	33	37	9	28
Net operating profit after-tax (NOPAT)	$1,996	$460	$1,536	$1,990	$495	$1,495
Capital:
March 31st, 2015 & 2014	$14,842			$16,319
December 31st, 2014 & 2013	$15,318			$15,983
September 30th, 2014 & 2013	$16,083			$15,757
June 30th, 2014 & 2013	$16,492			$15,548
March 31st, 2014 & 2013	$16,319			$15,344
Five-quarter average	$15,811			$15,790
AFTER-TAX ROC	12.6%			12.6%

*	Tax benefit on interest expense is computed using the effective rate. The effective tax rate used was 28% for 2015 and 2014.

Return on Praxair, Inc. Shareholders’ Equity (ROE)
Return on Praxair, Inc. shareholders’ equity is a measure used by investors, financial analysts and management to evaluate operating performance from a Praxair shareholder perspective. ROE measures the net income attributable to Praxair, Inc. that the company was able to generate with the money shareholders have invested.

	2015			2014
	Four Quarter Trailing	Three Months Ended	Nine Months Ended	Four Quarter Trailing	Three Months Ended	Nine Months Ended
		March 31, 2015	December 31, 2014		March 31, 2014	December 31, 2013
(Dollar amounts in millions)
Adjusted Net income - Praxair, Inc. (see below)	$1,820	$416	$1,404	$1,806	$448	$1,358
Praxair, Inc. shareholders’ equity
March 31st, 2015 & 2014	$5,018			$6,600
December 31st, 2014 & 2013	$5,623			$6,609
September 30th, 2014 & 2013	$6,552			$6,210
June 30th, 2014 & 2013	$6,911			$5,928
March 31st, 2014 & 2013	$6,600			$6,169
Five-quarter average	$6,141			$6,303
ROE	29.6%			28.7%

Adjusted EBITDA, Adjusted EBITDA Margin and Debt-to-Adjusted EBITDA Ratio
These measures are used by investors, financial analysts and management to assess a company’s ability to meet its financial obligations.

	2015			2014
	Four Quarter Trailing	Three Months Ended	Nine Months Ended	Four Quarter Trailing	Three Months Ended	Nine Months Ended
		March 31, 2015	December 31, 2014		March 31, 2014	December 31, 2013
(Dollar amounts in millions)
Adjusted net income - Praxair, Inc. (see below)	$1,820	$416	$1,404	$1,806	$448	$1,358
Add: adjusted noncontrolling interest (see below)	50	12	38	64	14	50
Add: adjusted interest expense - net (see below)	175	44	131	166	46	120
Add: adjusted income taxes (see below)	693	162	531	710	176	534
Add: depreciation and amortization	1,162	277	885	1,128	285	843
ADJUSTED EBITDA	$3,900	$911	$2,989	$3,874	$969	$2,905

Reported Sales		2,757			3,026
Adjusted EBITDA Margin		33.0%			32.0%

Net Debt:
March 31st, 2015 & 2014	$9,279			$9,126
December 31st, 2014 & 2013	$9,132			$8,673
September 30th, 2014 & 2013	$8,953			$8,892
June 30th, 2014 & 2013	$8,992			$9,004
March 31st, 2014 & 2013	$9,126			$8,563
Five-quarter average	$9,096			$8,852
DEBT-TO-ADJUSTED EBITDA RATIO	2.3			2.3

Adjusted Amounts
Adjusted amounts for the nine months ended December 31, 2014 exclude the impact of the Venezuela currency devaluation, pension settlement charge and bond redemption charge. Adjusted amounts for the nine months ended December 31, 2013 exclude the impact of pension settlement, bond redemption charge and income tax benefit. The company does not believe these items are indicative of on-going business trends and, accordingly, the impact is excluded from the reported amounts so that investors can better evaluate and analyze historical and future business trends on a consistent basis. For a description of these items, refer to Notes 2, 5 & 11 to the consolidated financial statements of Praxair’s 2014 Annual Report on Form 10-K.
Certain amounts for 2014 and 2013 have been included for reference purposes and to facilitate the calculations contained herein.

	Quarter Ended March 31,		Nine Months Ended December 31,
(Dollar amounts in millions, except per share data)	2015	2014	2014	2013
Adjusted Operating Profit
Reported operating profit	$623	$675	$1,933	$2,025
Add: Venezuela currency devaluation	—	—	131	—
Add: Pension settlement charge	—	—	7	9
Total adjustments	—	—	138	9
Adjusted operating profit	$623	$675	$2,071	$2,034
Reported percent change	(8)%		(5)%
Adjusted percent change	(8)%		2%
Adjusted Interest Expense
Reported interest expense	$44	$46	$167	$138
Less: Bond redemption	—	—	(36)	(18)
Total adjustments	—	—	(36)	(18)
Adjusted interest expense	$44	$46	$131	$120
Adjusted Income Taxes and Effective Tax Rate
Reported income taxes	$162	$176	$515	$485
Add: Bond redemption	—	—	14	6
Add: Income tax benefit	—	—	—	40
Add: Pension settlement charge	—	—	2	3
Total adjustments	—	—	16	49
Adjusted income taxes	$162	$176	$531	$534

	Quarter Ended March 31,		Nine Months Ended December 31,
(Dollar amounts in millions, except per share data)	2015	2014	2014	2013
Adjusted Effective Tax Rate
Reported income before income taxes and equity investments	$579	$629	$1,766	$1,887
Add: Bond redemption	—	—	36	18
Add: Pension settlement charge	—	—	7	9
Add: Venezuela currency devaluation	—	—	131	—
Total adjustments	—	—	174	27
Adjusted income before income taxes and equity investments	$579	$629	$1,940	$1,914
Adjusted effective tax rate	28.0%	28.0%	27.4%	27.9%
Adjusted Noncontrolling Interests
Reported noncontrolling interests	$12	$14	$38	$66
Less: Income tax benefit	—	—	—	(16)
Total adjustments	—	—	—	(16)
Adjusted Noncontrolling Interests	$12	$14	$38	$50
Adjusted Net Income - Praxair, Inc.
Reported net income - Praxair, Inc.	$416	$448	$1,246	$1,364
Add: Bond redemption	—	—	22	12
Less: Income tax benefit	—	—	—	(24)
Add: Pension settlement charge	—	—	5	6
Add: Venezuela currency devaluation	—	—	131	—
Total adjustments	—	—	158	(6)
Adjusted net income - Praxair, Inc.	$416	$448	$1,404	$1,358
Reported percent change	(7)%		(9)%
Adjusted percent change	(7)%		3%

Percentage Change in Full - Year 2015 Diluted EPS Guidance

	Low End	High End
2015 Diluted EPS guidance	$5.90	$6.15
2014 Adjusted Diluted EPS (see 2014 Annual Report on Form 10-K)	$6.27	$6.27
Percentage change from 2014 adjusted amounts	(6)%	(2)%
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
Refer to Item 7A. to Part II of Praxair’s 2014 Annual Report on Form 10-K for discussion.
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
For carbon dioxide, carbon monoxide, helium, hydrogen, specialty gases and surface technologies, raw materials are largely purchased from outside sources. Where feasible, Praxair sources several of these gases, including carbon dioxide, hydrogen and calcium carbide, as chemical or industrial by products. In addition, Praxair has contracts or commitments for, or readily available sources of, most of these raw materials; however, their long-term availability and prices are subject to market conditions. A disruption in supply of such raw materials could impact the company’s ability to meet contractual supply commitments.
International Events and Circumstances - The company’s international operations are subject to the risks of doing business abroad and international events and circumstances may adversely impact its business, financial condition or results of operations.

Praxair has substantial international operations which are subject to risks including devaluations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest, possible nationalization and/or expropriation of assets, domestic and international tax laws and compliance with governmental regulations. These events could have an adverse effect on the international operations in the future by reducing the demand for its products, decreasing the prices at which it can sell its products, reducing the U.S. dollar value of revenue from international operations or otherwise having an adverse effect on its business. Also, the Company is monitoring developments regarding the collectability of government receivables from healthcare sales to public hospitals in Spain and Italy where economic conditions have been challenging and uncertain. Historically, collection of such government receivables has extended beyond the contractual terms of sale; however, payment has always been received. At March 31, 2015 government receivables in Spain and Italy totaled $66 million ($60 million at December 31, 2014).

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
Praxair is subject to various environmental and occupational health and safety laws and regulations, including those governing the discharge of pollutants into the air or water, the storage, handling and disposal of chemicals, hazardous substances and wastes, the remediation of contamination, the regulation of greenhouse gas emissions, and other potential climate change initiatives. Violations of these laws could result in substantial penalties, third party claims for property damage or personal injury, or sanctions. The company may also be subject to liability for the investigation and remediation of environmental contamination at properties that it owns or operates and at other properties where Praxair or its predecessors have operated or arranged for the disposal of hazardous wastes. Although management does not believe that any such liabilities will have a material adverse impact on its financial position and results of operations, management cannot provide assurance that such costs will not increase in the future or will not become material. See the section captioned “Management’s Discussion and Analysis – Environmental Matters” in Item 7 of Praxair’s 2014 Annual Report on Form 10-K.
Catastrophic Events - Catastrophic events could disrupt the operations of the company and/or its customers and suppliers and may have a significant adverse impact on the results of operations.
The occurrence of catastrophic events or natural disasters such as extreme weather, including hurricanes and floods; health epidemics; acts of war or terrorism; could disrupt or delay the company’s ability to produce and distribute its products to customers and could potentially expose the company to third-party liability claims. In addition, such events could impact the company’s customers and suppliers resulting in temporary or long-term outages and/or the limitation of supply of energy and other raw materials used in normal business operations. To mitigate these risks, Praxair evaluates the direct and indirect business risks; consults with vendors, insurance providers and industry experts; makes investments in suitably resilient design and technology, and conducts regular reviews of the business risks with management. Despite these steps, however, these situations are outside the company’s control and may have a significant adverse impact on the company’s financial results.
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
Praxair is subject to income and other taxes in both the United States and numerous foreign jurisdictions. The determination of the company’s worldwide provision for income taxes and other tax liabilities requires judgment and is based on diverse legislative and regulatory structures that exist in the various jurisdictions where the company operates. Although management believes its estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in its financial statements and may materially affect the company’s financial results for the period when such determination is made. See Notes 5 and 17 to the consolidated financial statements of Praxair’s 2014 Annual Report on Form 10-K.
Pension Liabilities - Risks related to our pension benefit plans may adversely impact our results of operations and cash flows.
Pension benefits represent significant financial obligations that will be ultimately settled in the future with employees who meet eligibility requirements. Because of the uncertainties involved in estimating the timing and amount of future payments and asset returns, significant estimates are required to calculate pension expense and liabilities related to the company’s plans. The company utilizes the services of independent actuaries, whose models are used to facilitate these calculations. Several key assumptions are used in the actuarial models to calculate pension expense and liability amounts recorded in the consolidated financial statements. In particular, significant changes in actual investment returns on pension assets, discount rates, or legislative or regulatory changes could impact future results of operations and required pension contributions. For information regarding the potential impacts regarding significant assumptions used to estimate pension expense, including discount rates and the expected long-term rates of return on plan assets. See “Critical Accounting Policies - Pension Benefits” included in

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Praxair’s 2014 Annual Report on Form 10-K.
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
Praxair has evaluated, and expects to continue to evaluate, a wide array of potential strategic acquisitions and joint ventures. Many of these transctions, if consummated, could be material to its financial condition and results of operations. In addition, the process of integrating an acquired company, business or group of assets may create unforeseen operating difficulties and expenditures. Although historically the company has been successful with its acquisition strategy and execution, the areas where the company may face risks include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended March 31, 2015 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
January 2015	668	$124.94	668	$955
February 2015	516	$125.27	516	$890
March 2015	695	$124.05	695	$804
First Quarter 2015	1,879	$124.70	1,879	$804

(1)
On January 28, 2014, the company's board of directors approved the repurchase of $1.5 billion of its common stock (2014 program) which could take place from time to time on the open market (which could include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions.

(2)
As of March 31, 2015, the Company purchased $696 million of its common stock pursuant to the 2014 program, leaving an additional $804 million remaining authorized under the 2014 program. The 2014 program does not have any stated expiration date.

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

PRAXAIR, INC.

(Registrant)

Date: April 29, 2015	By: /s/ Elizabeth T. Hirsch

Elizabeth T. Hirsch
Vice President and Controller
(On behalf of the Registrant
and as Chief Accounting Officer)