Form 10-Q
period 2015-06-30
PRAXAIR INC
filed 2015-07-29
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At June 30, 2015, 286,471,609 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended June 30,
	2015	2014
SALES	$2,738	$3,113
Cost of sales, exclusive of depreciation and amortization	1,516	1,767
Selling, general and administrative	297	335
Depreciation and amortization	278	293
Research and development	23	24
Cost reduction program and other charges	146	—
Other income (expense) - net	2	3
OPERATING PROFIT	480	697
Interest expense - net	40	43
INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	440	654
Income taxes	131	183
INCOME BEFORE EQUITY INVESTMENTS	309	471
Income from equity investments	10	10
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	319	481
Less: noncontrolling interests	(11)	(14)
NET INCOME - PRAXAIR, INC.	$308	$467
PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share	$1.07	$1.59
Diluted earnings per share	$1.06	$1.58
Cash dividends per share	$0.715	$0.65
WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	287,939	292,945
Diluted shares outstanding	290,102	295,976
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
SALES	$5,495	$6,139
Cost of sales, exclusive of depreciation and amortization	3,046	3,493
Selling, general and administrative	596	661
Depreciation and amortization	555	578
Research and development	47	47
Cost reduction program and other charges	146	—
Other income (expense) - net	(2)	12
OPERATING PROFIT	1,103	1,372
Interest expense - net	84	89
INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	1,019	1,283
Income taxes	293	359
INCOME BEFORE EQUITY INVESTMENTS	726	924
Income from equity investments	21	19
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	747	943
Less: noncontrolling interests	(23)	(28)
NET INCOME - PRAXAIR, INC.	$724	$915
PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share	$2.51	$3.12
Diluted earnings per share	$2.49	$3.08
Cash dividends per share	$1.43	$1.30
WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	288,541	293,570
Diluted shares outstanding	290,940	296,679
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Millions of dollars)
(UNAUDITED)

	Quarter Ended June 30,
	2015	2014
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$319	$481

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	70	164
Income taxes	21	(6)
Translation adjustments	91	158
Funded status - retirement obligations (Note 11):
Retirement program remeasurements	(32)	(18)
Reclassifications to net income	20	14
Income taxes	4	1
Funded status - retirement obligations	(8)	(3)
Derivative instruments (Note 6):
Current quarter unrealized gain (loss)	—	—
Reclassifications to net income	—	—
Income taxes	—	—
Derivative instruments	—	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	83	155

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	402	636
Less: noncontrolling interests	(21)	(13)
COMPREHENSIVE INCOME (LOSS) - PRAXAIR, INC.	$381	$623
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$747	$943

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(574)	144
Reclassifications to net income	—	(3)
Income taxes	(13)	(15)
Translation adjustments	(587)	126
Funded status - retirement obligations (Note 11):
Retirement program remeasurements	(23)	(16)
Reclassifications to net income	39	27
Income taxes	(6)	(4)
Funded status - retirement obligations	10	7
Derivative instruments (Note 6):
Current period unrealized gain	—	3
Income taxes	—	(1)
Derivative instruments	—	2
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(577)	135

COMPREHENSIVE INCOME (INCLUDING NONCONTROLLING INTERESTS)	170	1,078
Less: noncontrolling interests	(3)	(25)
COMPREHENSIVE INCOME - PRAXAIR, INC.	$167	$1,053
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$136	$126
Accounts receivable - net	1,760	1,796
Inventories	548	551
Prepaid and other current assets	376	366
TOTAL CURRENT ASSETS	2,820	2,839
Property, plant and equipment (less accumulated depreciation of $11,878 in 2015 and $11,857 in 2014)	11,363	11,997
Goodwill	3,065	3,121
Other intangible assets - net	582	603
Other long-term assets	1,237	1,242
TOTAL ASSETS	$19,067	$19,802
LIABILITIES AND EQUITY
Accounts payable	$782	$864
Short-term debt	532	587
Current portion of long-term debt	2	2
Other current liabilities	930	1,037
TOTAL CURRENT LIABILITIES	2,246	2,490
Long-term debt	8,813	8,669
Other long-term liabilities	2,489	2,457
TOTAL LIABILITIES	13,548	13,616
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	175	176
Praxair, Inc. Shareholders’ Equity:
Common stock $0.01 par value, authorized - 800,000,000 shares, issued 2015 and 2014 - 383,230,625 shares	4	4
Additional paid-in capital	3,989	3,994
Retained earnings	11,768	11,461
Accumulated other comprehensive income (loss)	(3,742)	(3,185)
Less: Treasury stock, at cost (2015 - 96,759,016 shares and 2014 - 93,969,017 shares)	(7,055)	(6,651)
Total Praxair, Inc. Shareholders’ Equity	4,964	5,623
Noncontrolling interests	380	387
TOTAL EQUITY	5,344	6,010
TOTAL LIABILITIES AND EQUITY	$19,067	$19,802
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
OPERATIONS
Net income - Praxair, Inc.	$724	$915
Noncontrolling interests	23	28
Net income (including noncontrolling interests)	747	943
Adjustments to reconcile net income to net cash provided by operating activities:
Cost reduction program and other charges, net of payments	135	—
Depreciation and amortization	555	578
Deferred income taxes	(17)	17
Share-based compensation	17	28
Working capital:
Accounts receivable	(44)	(169)
Inventory	(15)	(33)
Prepaid and other current assets	(31)	36
Payables and accruals	(63)	(32)
Pension contributions	(12)	(13)
Long-term assets, liabilities and other	(57)	28
Net cash provided by operating activities	1,215	1,383
INVESTING
Capital expenditures	(749)	(777)
Acquisitions, net of cash acquired	(43)	(170)
Divestitures and asset sales	240	71
Net cash used for investing activities	(552)	(876)
FINANCING
Short-term debt borrowings (repayments) - net	(53)	(186)
Long-term debt borrowings	756	858
Long-term debt repayments	(502)	(308)
Issuances of common stock	61	69
Purchases of common stock	(469)	(446)
Cash dividends - Praxair, Inc. shareholders	(412)	(381)
Excess tax benefit on share-based compensation	17	24
Noncontrolling interest transactions and other	(25)	(111)
Net cash (used for) provided by financing activities	(627)	(481)
Effect of exchange rate changes on cash and cash equivalents	(26)	9
Change in cash and cash equivalents	10	35
Cash and cash equivalents, beginning-of-period	126	138
Cash and cash equivalents, end-of-period	$136	$173
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

Accounting Standards to be Implemented

•
Revenue Recognition – In May 2014, the FASB issued updated guidance on the reporting and disclosure of revenue. The new guidance requires the evaluation of contracts with customers to determine the recognition of revenue when or as the entity satisfies a performance obligation, and would require expanded disclosures. This guidance is required to be effective beginning in the first quarter 2018 (with early adoption beginning in 2017 optional) and includes several transition options. Praxair is in the early stages of reviewing the new guidance and will provide updates on the expected impact to Praxair in future filings, as determined.

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

•
Presentation of Debt Issuance Costs – In April 2015, the FASB issued updated guidance on the presentation of debt issuance costs. The new guidance requires debt issuance costs to be classified as debt rather than deferred charges within the condensed consolidated financial statements. Praxair does not expect this requirement to have a significant impact on the condensed consolidated financial statements. This guidance will be effective for Praxair beginning in the first quarter 2016 on a retrospective basis, with early adoption optional. The balance sheet reclassification required by this standard will not be material for Praxair.

Reclassifications – Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.

2. 2015 Cost Reduction Program and Other Charges
In the second quarter of 2015, Praxair recorded pre-tax charges totaling $146 million ($112 million after-tax and noncontrolling interests or $0.39 per diluted share) related primarily to severance and other costs associated with a cost reduction program, which was initiated in response to lower volumes resulting from economic slowdown in emerging markets and energy related end-markets.

Following is a summary of the pre-tax charges by reportable segment.

(millions of dollars)	Severance costs	Other Charges	Total
North America	$9	$17	$26
Europe	11	9	20
South America	15	47	62
Asia	9	10	19
Surface technologies	9	10	19
Total	$53	$93	$146
The severance costs of $53 million are for the elimination of 1,356 positions. The majority of actions are anticipated to be completed in 2015.
The other costs of $93 million are primarily related to the consolidation of operations and the exit of other operations due to current economic conditions, primarily in Brazil. Amounts related to asset write-downs are net of expected sale proceeds, which are not significant. Severance costs related to these actions are included in the previous paragraph. Following is a summary of such activities:

i.	The North America charges of $17 million relate primarily to the decision to consolidate certain manufacturing and distribution locations for efficiencies and cost reduction.

ii.	The Europe charges of $9 million are primarily for the restructuring of operations in Russia and energy-related businesses in Northern Europe.

iii.	The South America charges of $47 million include costs primarily associated with a decision to exit a non-core business and other operations in South America.

iv.	The Asia charges of $10 million include costs primarily related to an asset disposal in China.

v.	The Surface Technologies charges of $10 million relate to the realignment of sales and manufacturing operations in Europe and the United States for efficiencies and cost reduction.
Additionally, income taxes include a $10 million increase in valuation allowances relating to U.S. foreign tax credit carryforwards, reflecting the impact of current economic conditions.

Cash Requirements
The total cash requirements of the cost reduction program and other charges are estimated to be approximately $77 million, of which $11 million was paid in the 2015 second quarter. The company estimates that a majority of the remaining liability will be paid in 2015.
Classification in the consolidated financial statements
The cost reduction program and other charges of $146 million are shown as a separate line item on the consolidated statement of operations; the tax benefit of $33 million is reflected in income taxes and the noncontrolling interests impact was $1 million. In the consolidated balance sheets, asset write-offs are recorded as a reduction to the carrying value of the related assets and unpaid amounts are recorded as short-term or long-term liabilities. On the consolidated statement of cash flows, the pre-tax impact of the cost reduction program and other charges, net of cash payments, is shown as an adjustment to reconcile net income to net cash provided by operating activities. In the segments Note 13, Praxair excluded these charges from its management definition of segment operating profit; a reconciliation of segments operating profit to consolidated operating profit is shown within the operating profit table.

Reconciliation

The following table summarizes the activities related to the company’s cost reduction and other charges during the 2015 second quarter:

(millions of dollars)	Severance costs	Other Charges	Total
Cost reduction program and other charges - Q2 2015	$53	$93	$146
Less: Cash payments	(11)	—	(11)
Less: Non-cash asset write-offs	—	(68)	(68)
Foreign currency translation	(1)	—	(1)
Balance, June 30, 2015	$41	$25	$66

3. Acquisitions
2015 Acquisitions

During the six months ended June 30, 2015, Praxair had acquisitions totaling $43 million, primarily acquisitions of packaged gases businesses in North and South America. These transactions resulted in goodwill and other intangible assets of $28 million and $10 million, respectively (see Note 9).
2014 Acquisitions

During the six months ended June 30, 2014, Praxair had acquisitions totaling $170 million, primarily an industrial gases business in Italy and packaged gases businesses in North and South America. These transactions resulted in goodwill and other intangible assets of $62 million and $46 million, respectively (see Note 9).
4. Supplemental Information
Inventories
The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	June 30, 2015	December 31, 2014
Inventories
Raw materials and supplies	$198	$200
Work in process	54	52
Finished goods	296	299
Total inventories	$548	$551

Long-term receivables
Long-term receivables are not material and are largely reserved. Such long-term receivables are included within other long-term assets in the condensed consolidated balance sheets and totaled $41 million and $43 million at June 30, 2015 and December 31, 2014, respectively. These amounts are net of reserves of $43 million and $48 million, respectively. The amounts in both periods relate primarily to government receivables in Brazil and other long-term notes receivable from customers. Collectability is reviewed regularly and uncollectible amounts are written-off as appropriate. The account balance changes during 2015 were primarily due to foreign exchange rate movements.

5. Debt
The following is a summary of Praxair’s outstanding debt at June 30, 2015 and December 31, 2014:

(Millions of dollars)	June 30, 2015	December 31, 2014
SHORT-TERM
Commercial paper and U.S. bank borrowings	$444	$514
Other bank borrowings (primarily international)	88	73
Total short-term debt	532	587
LONG-TERM
U.S. borrowings (U.S. dollar denominated unless otherwise noted)
4.625% Notes due 2015 (a)	—	500
3.25% Notes due 2015 (b, d)	402	408
0.75% Notes due 2016 (b)	400	400
Floating Rate Notes due 2017 (e)	150	—
5.20% Notes due 2017	325	325
1.05% Notes due 2017	400	400
1.20% Notes due 2018	500	500
1.25% Notes due 2018 (c, d)	483	481
4.50% Notes due 2019 (c)	599	599
1.90% Notes due 2019	500	500
1.50% Euro-denominated notes due 2020 (c)	665	722
4.05% Notes due 2021 (c)	499	499
3.00% Notes due 2021 (c)	497	497
2.45% Notes due 2022 (c)	598	598
2.20% Notes due 2022 (c)	499	499
2.70% Notes due 2023 (c)	499	499
2.65% Notes due 2025 (c, e)	398	—
1.625% Euro-denominated notes due 2025 (c)	552	599
3.55% Notes due 2042 (c, e)	666	466
Other	4	4
International bank borrowings	171	167
Obligations under capital leases	8	8
	8,815	8,671
Less: current portion of long-term debt	(2)	(2)
Total long-term debt	8,813	8,669
Total debt	$9,347	$9,258

(a)	In March 2015, Praxair repaid $500 million of 4.625% notes that became due.

(b)
Classified as long-term because of the company’s intent to refinance this debt on a long-term basis and the availability of such financing under the terms of an existing $2.5 billion long-term credit facility.

(c)	Amounts are net of unamortized discounts.

(d)	June 30, 2015 and December 31, 2014 include a $10 million and $14 million fair value increase, respectively, related to hedge accounting. See Note 6 for additional information.

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
The following table is a summary of the notional amount and fair value of derivatives outstanding at June 30, 2015 and December 31, 2014 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets		Liabilities
(Millions of dollars)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$2,497	$2,427	$13	$5	$15	$13
Derivatives Designated as Hedging Instruments:
Interest rate contracts:
Interest rate swaps (b)	875	875	10	14	—	—
Total Derivatives	$3,372	$3,302	$23	$19	$15	$13

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.

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
Net Investment Hedge

Praxair has designated the €600 million ($665 million as of June 30, 2015) 1.50% Euro-denominated notes due 2020 and the €500 million ($552 million as of June 30, 2015) 1.625% Euro-denominated notes due 2025, as a hedge of the net investment position in its European operations. These Euro-denominated debt instruments reduce the company's exposure to changes in the currency exchange rate on investments in foreign subsidiaries with Euro functional currencies. Since the time the Euro-denominated notes were issued in 2014, exchange rate movements have reduced long-term debt by $230 million ($106 million of which was during the first two quarters of 2015), with the offsetting gain shown within the cumulative translation component of AOCI in the condensed consolidated balance sheets and the condensed consolidated statements of comprehensive income.
Interest Rate Contracts
Outstanding Interest Rate Swaps
At June 30, 2015, Praxair had $875 million notional amount of interest-rate swap agreements outstanding related to the $400 million 3.25% fixed-rate notes that mature in 2015 and to the $475 million 1.25% notes that mature 2018, which effectively convert fixed-rate interest to variable-rate interest. These swap agreements were designated as fair value hedges with the resulting fair value adjustments recognized in earnings along with an equally offsetting charge / benefit to earnings for the changes in the fair value of the underlying debt instrument. At June 30, 2015, $10 million was recognized as an increase in the fair value of these notes ($14 million at December 31, 2014).

Terminated Treasury Rate Locks
The following table summarizes the unrecognized gains (losses) related to terminated treasury rate lock contracts:

	Year Terminated	Original Gain / (Loss)	Unrecognized Gain / (Loss) (a)
(Millions of dollars)			June 30, 2015	December 31, 2014
Treasury Rate Locks
Underlying debt instrument:
$500 million 2.20% fixed-rate notes that mature in 2022 (b)	2012	$(2)	$(1)	$(1)
$500 million 3.00% fixed-rate notes that mature in 2021 (b)	2011	(11)	(7)	(8)
$600 million 4.50% fixed-rate notes that mature in 2019 (b)	2009	16	7	8
$500 million 4.625% fixed-rate notes that mature in 2015 (b)	2008	(7)	—	—
Total - pre-tax			$(1)	$(1)
Less: income taxes			—	—
After- tax amounts			$(1)	$(1)

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

The following tables summarize the impacts of the company’s derivatives on the consolidated statements of income and AOCI:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2015	2014	2015	2014
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$1	$24	$(78)	$29
Other balance sheet items	1	1	(5)	4
Total	$2	$25	$(83)	$33
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

The following table summarizes the impact of the company's derivatives designated as hedging instruments that impact AOCI:

Derivatives Designated as Hedging Instruments **

Quarter Ended
	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Income
(Millions of dollars)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Currency contracts:
Net Investment Hedge	$—	$—	$—	$—
Less: income taxes	—	—	—	—
Total - Net of Taxes	$—	$—	$—	$—

	Six Months Ended
	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Income
(Millions of dollars)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Currency contracts:
Net Investment Hedge	$—	$(6)	$—	$—
Less: income taxes	—	2	—	—
Total - Net of Taxes	$—	$(4)	$—	$—

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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Assets
Derivatives	—	—	$23	$19	—	—
Liabilities
Derivatives	—	—	$15	$13	—	—
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
The fair values of cash and cash equivalents, short-term debt, accounts receivable-net, and accounts payable approximate carrying amounts because of the short maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for similar issues, which is deemed a level 2 measurement. At June 30, 2015, the estimated fair value of Praxair’s long-term debt portfolio was $8,768 million versus a carrying value of $8,815 million. At December 31, 2014, the estimated fair value of Praxair’s long-term debt portfolio was $8,753 million versus a carrying value of $8,671 million. Differences from carrying amounts are attributable to interest-rate changes subsequent to when the debt was issued.

8. Earnings Per Share – Praxair, Inc. Shareholders
Basic earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator (Millions of dollars)
Net income - Praxair, Inc.	$308	$467	$724	$915
Denominator (Thousands of shares)
Weighted average shares outstanding	287,535	292,434	288,142	293,063
Shares earned and issuable under compensation plans	404	511	399	507
Weighted average shares used in basic earnings per share	287,939	292,945	288,541	293,570
Effect of dilutive securities
Stock options and awards	2,163	3,031	2,399	3,109
Weighted average shares used in diluted earnings per share	290,102	295,976	290,940	296,679
Basic Earnings Per Share	$1.07	$1.59	$2.51	$3.12
Diluted Earnings Per Share	$1.06	$1.58	$2.49	$3.08

Stock options of 2,763,770 and 2,762,255 were antidilutive and therefore excluded in the computation of diluted earnings per share for the quarter and six months ended June 30, 2015, respectively. There were no antidilutive shares for the quarter and six months ended June 30, 2014.

9. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2015 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2014	$2,139	$147	$654	$38	$143	$3,121
Acquisitions (Note 3)	15	13	—	—	—	28
Purchase adjustments & other	—	—	—	—	—	—
Foreign currency translation	(16)	(26)	(38)	—	(4)	(84)
Balance, June 30, 2015	$2,138	$134	$616	$38	$139	$3,065
Praxair has performed its goodwill impairment tests annually during the second quarter of each year, and historically has determined that the fair value of each of its reporting units was substantially in excess of its carrying value. For the 2015 test completed this quarter, Praxair applied the FASB's updated accounting guidance (refer to Note 1 to the consolidated financial statements of Praxair's 2014 Annual Report on Form 10-K) which allows the Company to first assess qualitative factors to determine the extent of additional quantitative analysis, if any, that may be required to test goodwill for impairment. Based on the qualitative assessments performed, Praxair concluded that it was more likely than not that the fair value of each reporting unit substantially exceeded its carrying value and therefore, further quantitative analysis was not required. As a result, no impairment was recorded.
Changes in the carrying amounts of other intangibles for the six months ended June 30, 2015 were as follows:

(Millions of dollars)	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2014	$693	$37	$47	$777
Additions (Note 3)	9	1	—	10
Foreign currency translation	(8)	—	—	(8)
Other *	(2)	(1)	—	(3)
Balance, June 30, 2015	$692	$37	$47	$776
Less: Accumulated amortization
Balance, December 31, 2014	$(147)	$(18)	$(9)	$(174)
Amortization expense	(18)	(3)	(2)	(23)
Foreign currency translation	4	—	—	4
Other *	(2)	1	—	(1)
Balance, June 30, 2015	$(163)	$(20)	$(11)	$(194)
Net balance at June 30, 2015	$529	$17	$36	$582
* Other primarily relates to the write-off of fully amortized assets.
There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 18 years.
Total estimated annual amortization expense is as follows:

(Millions of dollars)
Remaining 2015	$22
2016	45
2017	41
2018	37
2019	35
Thereafter	402
$582

10. Share-Based Compensation
Share-based compensation of $10 million ($7 million after-tax) and $13 million ($9 million after-tax) was recognized during the quarters ended June 30, 2015 and 2014, respectively. Share-based compensation of $17 million ($12 million after-tax) and $28 million ($19 million after-tax) was recognized during the six months ended June 30, 2015 and 2014, respectively. Expense amounts reflect current estimates of achieving performance targets relating to performance-based compensation. The expense was recorded primarily in selling, general and administrative expenses. There was no share-based compensation cost that was capitalized. For further details regarding Praxair’s share-based compensation arrangements and prior-year grants, refer to Note 15 to the consolidated financial statements of Praxair’s 2014 Annual Report on Form 10-K.
Stock Options
The weighted-average fair value of options granted during the six months ended June 30, 2015 was $11.99 ($14.62 in 2014 ) based on the Black-Scholes Options-Pricing model. The decrease in grant date fair value year-over-year is primarily attributable to a decrease in volatility.

The following weighted-average assumptions were used to value the grants in 2015 and 2014 :

	Six Months Ended June 30,
	2015	2014
Dividend yield	2.2%	2.0%
Volatility	13.5%	15.2%
Risk-free interest rate	1.51%	1.57%
Expected term years	5	5
The following table summarizes option activity under the plans as of June 30, 2015 and changes during the six-month period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2015	10,981	$89.02
Granted	1,567	128.38
Exercised	(839)	63.20
Cancelled or Expired	(57)	121.95
Outstanding at June 30, 2015	11,652	96.01	5.6	$299
Exercisable at June 30, 2015	8,892	$86.73	4.5	$296
The aggregate intrinsic value represents the difference between the company’s closing stock price of $119.55 as of June 30, 2015 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during the quarter and six months ended June 30, 2015 was $7 million and $51 million, respectively ($15 million and $64 million during the same periods in 2014, respectively).
Cash received from option exercises under all share-based payment arrangements for the quarter and six months ended June 30, 2015 was $11 million and $51 million ($16 million and $61 million for the same time periods in 2014). The cash tax benefit realized from share-based compensation totaled $5 million and $29 million for the quarter and six months ended June 30, 2015, of which $17 million in excess tax benefits was classified as financing cash flows for the six months ended June 30, 2015 ($5 million and $39 million cash tax benefit for the same periods in 2014 of which $24 million represented excess tax benefit for the six months ended June 30, 2014).
As of June 30, 2015, $27 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.5 years.
Performance-Based and Restricted Stock Awards
During the six months ended June 30, 2015, the company granted performance-based stock units to employees which vest principally based on the third anniversary of their grant date. The actual number of shares issued in settlement of a vested award can range from zero to 200 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three-year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s common stock on the date of the grant and the estimated performance that will be achieved. Compensation expense will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved.
During the six months ended June 30, 2015, the company also granted restricted stock units to employees. The majority of the restricted stock units vest at the end of a three-year service period. Compensation expense related to the restricted stock units is recognized on a straight line basis over the vesting period.
The weighted-average fair value of performance-based stock and restricted stock units granted during the six months ended June 30, 2015 was $120.04 and $120.37, ($121.16 and $122.73 for the same periods in 2014). This is based on the closing market price of Praxair’s common stock on the grant date adjusted for dividends that will not be paid during the vesting period.
The following table summarizes non-vested performance-based and restricted stock award activity as of June 30, 2015 and changes during the six months then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2015	833	$109.09	307	$106.63
Granted*	215	120.04	82	120.37
Vested	(225)	103.16	(87)	108.36
Cancelled	(25)	113.86	(21)	111.08
Non-vested at June 30, 2015	798	$114.48	281	$111.51

* Amounts for performance-based awards include an adjustment of 35 thousand shares relating to the actual payout of 2012 grants in 2015.
In addition to what is included in the table above, there are approximately 16 thousand performance-based shares and 22 thousand restricted stock shares that are non-vested at June 30, 2015 which will be settled in cash due to foreign regulatory limitations. The liability related to these grants reflects the current estimate of performance that will be achieved and the current common stock price.
As of June 30, 2015, based on current estimates of future performance, $40 million of unrecognized compensation cost related to performance-based awards is expected to be recognized through the first quarter of 2018 and $19 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized primarily through the first quarter of 2018.
11. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarters and six-months ended June 30, 2015 and 2014 are shown below:

	Quarter Ended June 30,				Six Months Ended June 30,
	Pensions		OPEB		Pensions		OPEB
(Millions of dollars)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$14	$13	$1	$1	$28	$26	$2	$2
Interest cost	29	31	2	3	57	62	4	6
Expected return on plan assets	(39)	(40)	—	—	(78)	(80)	—	—
Net amortization and deferral	21	16	(1)	(2)	41	31	(2)	(4)
Net periodic benefit cost before pension settlement charge	$25	$20	$2	$2	$48	$39	$4	$4
Praxair estimates that 2015 required contributions to its pension plans will be in the area of $15 million, of which $12 million have been made through June 30, 2015.

In 2014 a number of senior managers retired. These retirees are covered by the U.S. supplemental pension plan which provides for a lump sum benefit payment option. Under certain circumstances, such lump sum payments must be accounted for as a settlement of the related pension obligation, but only when paid. As a result, Praxair anticipates that it will record pension settlement charges of approximately $7 million in the third quarter 2015 when the payments are made to the retirees.

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
Significant matters are:

•
During May 2009, the Brazilian government published Law 11941/2009 instituting a new voluntary amnesty program (“Refis Program”) which allowed Brazilian companies to settle certain federal tax disputes at reduced amounts. During the 2009 third quarter, Praxair decided that it was economically beneficial to settle many of its outstanding federal tax disputes and such disputes were enrolled in the Refis Program, subject to final calculation and review by the Brazilian federal government. The Company recorded estimated liabilities based on the terms of the Refis Program. Since 2009, Praxair has been unable to reach final agreement on the calculations and recently initiated litigation against the government in an attempt to resolve certain items. Open issues relate to the following matters: (i) application of cash deposits and net operating loss carryforwards to satisfy obligations, and (ii) the amount of tax reductions available under the Refis Program. Although it is difficult to estimate the timing of resolution of legal matters in Brazil, it is possible that individual disputed matters may be resolved during the next year.

•
At June 30, 2015 the most significant non-income and income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $200 million. Praxair has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

•
On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines on all five companies. Originally, CADE imposed a civil fine of R$2.2 billion Brazilian reais (US$709 million) against White Martins, the Brazil-based subsidiary of Praxair, Inc. In response to a motion for clarification, the fine was reduced to R$1.7 billion Brazilian reais (US$548 million) due to a calculation error made by CADE. The amount of the fine is subject to indexation using SELIC. On September 2, 2010, Praxair issued a press release and filed a report on Form 8-K rejecting all claims and stating that the fine represents a gross and arbitrary disregard of Brazilian law.

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

13. Segments
Sales and operating profit by segment for the quarter and six months ended June 30, 2015 and 2014 are shown below. For a description of Praxair’s operating segments, refer to Note 18 to the consolidated financial statements of Praxair’s 2014 Annual Report on Form 10-K.

	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2015	2014	2015	2014
SALES(a)
North America	$1,482	$1,628	$2,981	$3,208
Europe	331	408	657	805
South America	388	509	789	997
Asia	387	394	758	786
Surface Technologies	150	174	310	343
Total sales	$2,738	$3,113	$5,495	$6,139

	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2015	2014	2015	2014
OPERATING PROFIT
North America	$388	$398	$767	$776
Europe	63	78	125	157
South America	81	113	166	226
Asia	69	76	138	151
Surface Technologies	25	32	53	62
Segment operating profit	626	697	1,249	1,372
Cost reduction program and other charges (Note 2)	(146)	—	(146)	—
Total operating profit	$480	$697	$1,103	$1,372

(a)	Sales reflect external sales only. Intersegment sales, primarily from North America to other segments, were not material.

14. Equity and Redeemable Noncontrolling Interests
Equity
A summary of the changes in total equity for the quarters ended June 30, 2015 and 2014 is provided below:

	Quarter Ended June 30,
(Millions of dollars)	2015			2014
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$5,018	$375	$5,393	$6,600	$398	$6,998
Net income (a)	308	8	316	467	10	477
Other comprehensive income (loss)	73	7	80	153	2	155
Noncontrolling interests:
Additions (reductions) (b)	—	—	—	—	3	3
Dividends and other capital changes	—	(10)	(10)	—	(18)	(18)
Redemption value adjustments	(1)	—	(1)	—	—	—
Dividends to Praxair, Inc. common stock holders ($0.715 per share in 2015 and $0.65 per share in 2014)	(205)	—	(205)	(190)	—	(190)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	1	—	1	2	—	2
For employee savings and incentive plans	14	—	14	19	—	19
Purchases of common stock	(257)	—	(257)	(157)	—	(157)
Tax benefit from share-based compensation	3	—	3	4	—	4
Share-based compensation	10	—	10	13	—	13
Balance, end of period	$4,964	$380	$5,344	$6,911	$395	$7,306

	Six Months Ended June 30,
(Millions of dollars)	2015			2014
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$5,623	$387	$6,010	$6,609	$394	$7,003
Net income (a)	724	17	741	915	20	935
Other comprehensive loss	(557)	(14)	(571)	136	(1)	135
Noncontrolling interests:
Additions (reductions) (b)	—	2	2	(24)	3	(21)
Dividends and other capital changes	—	(12)	(12)	—	(21)	(21)
Redemption value adjustments	(4)	—	(4)	(1)	—	(1)
Dividends to Praxair, Inc. common stock holders ($1.43 per share in 2015 and $1.30 per share in 2014)	(412)	—	(412)	(381)	—	(381)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	3	—	3	3	—	3
For employee savings and incentive plans	44	—	44	52	—	52
Purchases of common stock	(491)	—	(491)	(450)	—	(450)
Tax benefit from share-based compensation	17	—	17	24	—	24
Share-based compensation	17	—	17	28	—	28
Balance, end of period	$4,964	$380	$5,344	$6,911	$395	$7,306

(a)
Net income for noncontrolling interests excludes Net income related to redeemable noncontrolling interests of $3 million and $6 million for the quarter and six months ended June 30, 2015, respectively ($4 million and $8 million for the same time periods in 2014, respectively), which is not part of total equity (see redeemable noncontrolling interests section below).

(b)
Praxair increased its ownership in certain consolidated subsidiaries. The difference between the purchase price and the related noncontrolling interests was recorded as a decrease in Praxair's additional paid-in-capital.

The components of AOCI are as follows:

	June 30,	December 31,
(Millions of dollars)	2015	2014
Cumulative translation adjustment (includes $76 million and $64 million tax charge in June 30, 2015 and December 31, 2014, respectively)
North America	$(670)	$(553)
South America	(1,832)	(1,510)
Europe	(432)	(432)
Asia	(163)	(49)
Surface Technologies	(21)	(7)
	(3,118)	(2,551)
Derivatives - net of taxes	(1)	(1)
Pension / OPEB funded status obligation (net of $336 million and $342 million tax benefit in June 30, 2015 and December 31, 2014, respectively)	(623)	(633)
	$(3,742)	$(3,185)

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
The following is a summary of the changes in redeemable noncontrolling interests for the six months ended June 30, 2015 and 2014:

(Millions of dollars)	2015	2014
Balance, January 1,	$176	$307
Net income	6	8
Distributions to noncontrolling interest	(5)	(8)
Redemption value adjustments/accretion	4	1
Foreign currency translation and other	(6)	(2)
Purchase of noncontrolling interest *	—	(112)
Balance, June 30,	$175	$194

* In January 2014, Praxair acquired the redeemable noncontrolling interests related to Praxair Distribution Mid-Atlantic, LLC. The cash payment is shown in the financing section of the condensed consolidated statements of cash flows under the caption "Noncontrolling interest transactions and other".
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results

In the second quarter, Praxair reported sales of $2,738 million, 12% below the prior-year quarter, primarily due to the significant negative impacts from foreign currency translation which reduced sales by 9%. Lower cost pass-through, primarily natural gas, reduced sales by 2%. Excluding these impacts, organic sales were 1% lower than the prior-year quarter as positive price and new project contribution were offset by weaker underlying industrial activity in Brazil and China and in the U.S. from weaker metals, energy and manufacturing. Lower overall volumes reduced sales by 2% and were partially offset by higher overall pricing. Reported operating profit was $480 million as compared to $697 million in the prior-year quarter. Operating profit was reduced by a $146 million charge related to severance and other cost reduction actions in response to global macro-economic conditions. Excluding this charge, adjusted operating profit was $626 million, 10% below the 2014 second quarter primarily due to negative currency translation effects of 9%. Excluding currency, adjusted operating profit was 1% below the prior-year due to lower volumes and higher costs which were substantially offset by higher pricing. Adjusted operating margin was a strong 22.9%, 50 basis points above the prior year. Reported earnings per share was $1.06. On an adjusted basis, earnings per share was $1.45, 8% below the prior-year quarter due to lower net income primarily due to foreign currency impacts, which were partially offset by fewer diluted shares outstanding as a result of net common stock repurchases.

Sales declined 10% for the six months ended June 30, 2015 versus the respective 2014 period. Foreign currency translation reduced sales by 8% and lower cost pass-through lowered sales by 2%. Excluding these impacts, sales were comparable to the prior-year period. Operating profit decreased $269 million, or 20% for the six months ended June 30, 2015 versus the respective 2014 period. The decrease includes the $146 million cost reduction charge. Excluding this charge and the impacts of foreign currency translation, operating profit was comparable to the prior-year period. Adjusted operating margin was strong at 22.7%, 40 basis points above the prior year period. Adjusted earnings per share of $2.88 was 6% below the prior year due to lower net income, primarily due to foreign currency translation impacts.
Outlook
Diluted earnings per share for the third quarter of 2015 are expected to be in the range of $1.42 to $1.49 and adjusted diluted earnings per share for the full year of 2015 are expected to be in the range of $5.80 to $5.95. This guidance excludes the impact of pension settlement charges expected to be recorded in the third quarter (see Note 11 to the condensed consolidated financial statements). Also, the full-year adjusted diluted earnings per share guidance excludes the impact of the cost reduction program and other charges recorded in the second quarter (see Note 2 to the condensed consolidated financial statements).
Full-year capital expenditures are expected to be about $1.6 billion.

The company’s core business is to build, own, and operate industrial gas plants in order to supply atmospheric and process gases to customers. As such, Praxair believes that its backlog is one indicator of future sales growth. At June 30, 2015, Praxair’s backlog of 18 large projects under construction was $1.7 billion. This represents the total estimated capital cost of large plants under construction. North America and Asia each represent approximately one third of the backlog. The remaining backlog resides in Europe and in South America. These plants will supply customers in the energy, chemical, manufacturing, electronics and metals markets.
Praxair provides quarterly updates on operating results, material trends that may affect financial performance, and financial earnings guidance via quarterly earnings releases and investor teleconferences. These updates are available on the company’s website, www.praxair.com, but are not incorporated herein.

The following table provides summary data for the quarters and six months ended June 30, 2015 and 2014:

	Quarter Ended June 30,			Six Months Ended June 30,
(Dollar amounts in millions, except per share data)	2015	2014	Variance	2015	2014	Variance
Reported Amounts
Sales	$2,738	$3,113	(12)%	$5,495	$6,139	(10)%
Cost of sales, exclusive of depreciation and amortization	$1,516	$1,767	(14)%	$3,046	$3,493	(13)%
Gross margin (a)	$1,222	$1,346	(9)%	$2,449	$2,646	(7)%
As a percent of sales	44.6%	43.2%		44.6%	43.1%
Selling, general and administrative	$297	$335	(11)%	$596	$661	(10)%
As a percent of sales	10.8%	10.8%		10.8%	10.8%
Depreciation and amortization	$278	$293	(5)%	$555	$578	(4)%
Cost reduction program and other charges (b)	$146	$—		$146	$—
Other income (expense) - net	$2	$3		$(2)	$12
Operating profit	$480	$697	(31)%	$1,103	$1,372	(20)%
As a percent of sales	17.5%	22.4%		20.1%	22.3%
Interest expense - net	$40	$43	(7)%	$84	$89	(6)%
Effective tax rate	29.8%	28.0%		28.8%	28.0%
Income from equity investments	$10	$10	—%	$21	$19	11%
Noncontrolling interests	$(11)	$(14)	(21)%	$(23)	$(28)	(18)%
Net income - Praxair, Inc.	$308	$467	(34)%	$724	$915	(21)%
Diluted earnings per share	$1.06	$1.58	(33)%	$2.49	$3.08	(19)%
Diluted shares outstanding	290,102	295,976	(2)%	290,940	296,679	(2)%
2015 Adjusted Amounts (c)
Operating profit	$626	$697	(10)%	$1,249	$1,372	(9)%
As a percent of sales	22.9%	22.4%		22.7%	22.3%
Effective tax rate	28.0%	28.0%		28.0%	28.0%
Net income - Praxair, Inc.	$420	$467	(10)%	$836	$915	(9)%
Diluted earnings per share	$1.45	$1.58	(8)%	$2.88	$3.08	(6)%

(a)	Gross margin excludes depreciation and amortization expense.

(b)	See Note 2 to the condensed consolidated financial statements.

(c)
Adjusted amounts are non-GAAP measures which exclude the impact of the cost reduction program and other charges in the second quarter of 2015 (see Note 2 to the condensed consolidated financial statements). A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Financial Measures" section of this MD&A.

Results of Operations
The changes in consolidated sales and operating profit compared to the prior year are attributable to the following:

	Quarter Ended June 30, 2015 vs. 2014		Six Months Ended June 30, 2015 vs. 2014
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	(2)%	(6)%	(1)%	(5)%
Price	1%	7%	1%	6%
Cost pass-through	(2)%	—%	(2)%	—%
Currency	(9)%	(9)%	(8)%	(8)%
Acquisitions/divestitures	—%	—%	—%	—%
Other	—%	(23)%	—%	(13)%
Reported	(12)%	(31)%	(10)%	(20)%
Add: Cost reduction program and other charges	—%	21%	—%	11%
Adjusted	(12)%	(10)%	(10)%	(9)%
The following tables provide sales by end-market and distribution method:

	Quarter Ended June 30,			Six Months Ended June 30,
	% of Sales		% Change*	% of Sales		% Change*
	2015	2014		2015	2014
Sales by End Markets
Manufacturing	25%	24%	(2)%	24%	24%	(1)%
Metals	17%	17%	(2)%	17%	17%	(2)%
Energy	13%	14%	(1)%	13%	14%	1%
Chemicals	10%	10%	(3)%	10%	10%	(4)%
Electronics	8%	7%	1%	8%	7%	3%
Healthcare	8%	8%	6%	8%	8%	5%
Food & Beverage	9%	8%	7%	8%	8%	7%
Aerospace	3%	3%	4%	3%	3%	4%
Other	7%	9%	(6)%	9%	9%	(8)%
	100%	100%		100%	100%
 * Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2015	2014	2015	2014
Sales by Distribution Method
On- Site	28%	29%	28%	29%
Merchant	35%	34%	34%	34%
Packaged Gas	29%	29%	29%	29%
Other	8%	8%	9%	8%
	100%	100%	100%	100%

Sales decreased $375 million, or 12%, for the second quarter ended June 30, 2015 versus the respective 2014 period, primarily due to negative currency translation impacts of 9% and lower cost pass-through which reduced sales by 2%. Excluding these impacts, organic sales decreased 1%. This decrease is due to lower volumes, primarily in North and South America, which was partially offset by a 1% increase in overall price, primarily in South America. For the six months ended June 30, 2015 sales decreased $644 million, or 10%, versus the respective 2014 period primarily due to negative currency translation impacts and cost pass-through.

Gross margin decreased $124 million, or 9%, for the second quarter and decreased $197 million or 7%, for the six months ended June 30, 2015 versus the respective 2014 periods primarily due to lower sales. Gross margin as percentage of sales improved to 44.6% for both the second quarter and six months ended June 30, 2015 from 43.2% for the second quarter 2014 and 43.1% for the six months ended June 30, 2014 primarily due to higher pricing and lower cost pass-through.

Selling, general and administrative expense ("SG&A") decreased $38 million, or 11%, for the second quarter and decreased $65 million or 10%, for the six months ended June 30, 2015 versus the respective 2014 periods, primarily due to currency effects. SGA as a percent of sales was consistent for all periods presented.

Depreciation and amortization expense decreased $15 million, or 5%, for the second quarter and decreased $23 million or 4%, for the six months ended June 30, 2015 versus the respective 2014 periods. Currency effects reduced depreciation and amortization expense by $27 million and $48 million for the quarter and six-month periods respectively. This was partially offset by higher depreciation expense primarily related to new project start-ups.

Other income (expense) – net was a $2 million benefit in the second quarter, compared to $3 million in the prior-year quarter. For the year-to-date period, other income was a $(2) million expense, compared to a $12 million benefit in the prior-year. Other income (expense) - net in 2014 included a gain on an asset sale in South America.

Reported operating profit decreased $217 million, or 31%, for the second quarter ended June 30, 2015 and $269 million, or 20%, for the six months ended June 30, 2015 versus each of the respective periods in 2014. The decreases in both periods included $146 million related to the cost reduction program. Excluding this charge, adjusted operating profit decreased $71 million and $123 million in the second quarter and six months ended June 30, 2015, respectively, versus the comparative periods in 2014. Higher pricing in both periods increased operating profit but was more than offset by the negative impacts of foreign currency translation and lower volumes. A discussion of operating profit by segment is included in the segment discussion that follows.

Interest expense-net decreased $3 million, or 7%, for the quarter and $5 million, or 6%, for the six months ended June 30, 2015 versus the respective periods in 2014. Lower average interest rates reduced expense by $6 million and $13 million for the quarter and six months ended June 30, 2015, respectively. These decreases were partially offset by the impact of higher debt levels which increased interest expense by $2 million and $5 million for the quarter and six months ended June 30, 2015, respectively.

The reported effective tax rate for the quarter and six months ended June 30, 2015 was 29.8% and 28.8%, respectively, and 28.0% for both the 2014 quarter and six month periods. The 2015 periods include a tax benefit of $33 million related to the cost reduction program and other charges. Excluding this benefit, the adjusted effective tax rate for the quarter and six months ended June 30, 2015 remained at 28%.

Income from equity investments for the quarters ended June 30, 2015 and 2014 was $10 million in both periods. Income from equity investments for the six months ended June 30, 2015 and 2014 was $21 million and $19 million, respectively. Praxair’s significant sources of equity income are in China, Italy, and the Middle East.

At June 30, 2015, non-controlling interests consisted primarily of non-controlling shareholders' investments in Asia (primarily China and India), Europe (primarily Italy and Scandinavia), and North America (primarily within the U.S. packaged gas business). Non-controlling interests decreased $3 million and $5 million for the quarter and six months ended June 30, 2015 versus the respective 2014 periods. These decreases were primarily attributable to the acquisition of the non-controlling interest in a U.S. packaged gas business during the first quarter of 2014, and impacts of foreign currency translation.

Reported Net income-Praxair, Inc. decreased $159 million, or 34%, for the second quarter ended June 30, 2015 and $191 million, or 21%, for the six months ended June 30, 2015 versus each of the respective periods in 2014. The decreases in both periods included a $112 million charge related to the cost reduction program and other charges. Excluding this charge, adjusted Net income-Praxair, Inc decreased $47 million and $79 million in the second quarter and six months ended June 30, 2015, respectively, versus the comparative periods in 2014. The decreases in both periods were primarily due to lower adjusted operating profit, which was significantly impacted by foreign currency translation, partially offset by lower adjusted income taxes, lower interest expense, and lower non-controlling interests. The percentage changes in adjusted net income decreased less than sales due to the improved operating margin, lower non-controlling interest and lower interest expense.

Reported Earning per share decreased $0.52 and $0.59 in the second quarter and six months ended June 30, 2015, respectively, versus the respective periods in 2014. The decreases in both periods included $0.39 related to the cost reduction program and other charges. Excluding this charge, adjusted EPS decreased $0.13 and $0.20 in the second quarter and six months ended June 30, 2015, respectively, versus the comparative periods in 2014. The decreases in both periods were attributable to lower net income which was partially offset by a reduction in the number of diluted shares outstanding as a result of the company's net repurchases of common stock.

Other Comprehensive Income

Other comprehensive income for the quarter ended June 30, 2015 of $83 million resulted primarily from positive currency translation adjustments of $91 million. Other comprehensive loss for the six months ended June 30, 2015 of $577 million results primarily from negative currency translation adjustments of $587 million. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars. The negative translation adjustments in the six-month period resulted primarily from the strengthening of the U.S. dollar against most major currencies. See "Currency" section of the MD&A for exchange rates used for translation purposes and Note 14 to the condensed consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income by segment.
Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows.

	Quarter Ended June 30,			Six Months Ended June 30,
(Dollar amounts in millions)	2015	2014	Variance	2015	2014	Variance
SALES
North America	$1,482	$1,628	(9)%	$2,981	$3,208	(7)%
Europe	331	408	(19)%	657	805	(18)%
South America	388	509	(24)%	789	997	(21)%
Asia	387	394	(2)%	758	786	(4)%
Surface Technologies	150	174	(14)%	310	343	(10)%
	$2,738	$3,113	(12)%	$5,495	$6,139	(10)%
OPERATING PROFIT
North America	$388	$398	(3)%	$767	$776	(1)%
Europe	63	78	(19)%	125	157	(20)%
South America	81	113	(28)%	166	226	(27)%
Asia	69	76	(9)%	138	151	(9)%
Surface Technologies	25	32	(22)%	53	62	(15)%
Segment operating profit	626	697	(10)%	1,249	1,372	(9)%
Cost reduction program and other charges (Note 2)	(146)	—		(146)	—
Total operating profit	$480	$697	(31)%	$1,103	$1,372	(20)%

North America

	Quarter Ended June 30,			Six Months Ended June 30,
	2015	2014	Variance	2015	2014	Variance
Sales	$1,482	$1,628	(9)%	$2,981	$3,208	(7)%
Cost of sales, exclusive of depreciation and amortization	765	896		1,556	1,766
Gross margin	717	732		1,425	1,442
Operating expenses	175	182		354	365
Depreciation and amortization	154	152		304	301
Operating profit	$388	$398	(3)%	$767	$776	(1)%
Margin %	26.2%	24.4%		25.7%	24.2%

	Quarter Ended June 30, 2015 vs. 2014		Six Months Ended June 30, 2015 vs. 2014
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	(2)%	(4)%	1%	(1)%
Price	1%	3%	(1)%	2%
Cost pass-through	(5)%	—%	(4)%	—%
Currency	(3)%	(3)%	(3)%	(3)%
Acquisitions/divestitures	—%	—%	—%	—%
Other	—%	1%	—%	1%
	(9)%	(3)%	(7)%	(1)%
The following tables provide sales by end-market and distribution method:

	Quarter Ended June 30,			Six Months Ended June 30,
	% of Sales		% Change*	% of Sales		% Change*
	2015	2014		2015	2014
Sales by End Markets
Manufacturing	31%	30%	(4)%	31%	30%	(1)%
Metals	11%	11%	(9)%	11%	12%	(8)%
Energy	18%	21%	1%	18%	20%	4%
Chemicals	10%	10%	(5)%	10%	10%	(6)%
Electronics	4%	4%	11%	5%	4%	19%
Healthcare	7%	7%	4%	7%	7%	4%
Food & Beverage	9%	8%	6%	9%	8%	7%
Aerospace	2%	1%	8%	1%	1%	1%
Other	8%	8%	(10)%	8%	8%	(7)%
	100%	100%		100%	100%
 * Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2015	2014	2015	2014
Sales by Distribution Method
On- Site	28%	31%	28%	31%
Merchant	37%	35%	37%	35%
Packaged Gas	33%	32%	33%	32%
Other	2%	2%	2%	2%
	100%	100%	100%	100%

The North America segment includes Praxair's industrial gases operations in the United States, Canada and Mexico.
North America segment sales decreased $146 million, or 9%, as compared to the prior-year quarter. Excluding currency and cost pass-through impacts, organic sales were 1% below the prior-year quarter due to lower volumes partially offset by higher price. By end-market, sales growth to the aerospace and food and beverage industries was primarily offset by declines in sales to metals and manufacturing. On-site volumes to steel customers were lower along with volumes of liquid nitrogen to energy customers in the U.S. and Mexico. Packaged gas volumes, including hardgoods, were lower as compared to the prior year quarter. For the six-month period, sales decreased $227 million, or 7%. Sales were in line with the prior year excluding the impacts of currency and cost pass-through and grew to the electronics, food and beverage, and healthcare end-markets offset by metals and manufacturing.
North America segment operating profit decreased $10 million, or 3%, in the quarter as compared to the prior year and was in line excluding currency impacts. The impact of lower volumes was partially offset by other higher pricing. Operating profit decreased $9 million, or 1%, for the six months ended June 30, 2015 versus the respective 2014 period. However, operating profit increased 2% excluding currency impacts and was primarily driven by higher pricing and cost reduction actions.
Europe

	Quarter Ended June 30,			Six Months Ended June 30,
	2015	2014	Variance %	2015	2014	Variance %
Sales	$331	$408	(19)%	$657	$805	(18)%
Cost of sales, exclusive of depreciation and amortization	188	230		370	448
Gross margin	143	178		287	357
Operating expenses	44	58		90	115
Depreciation and amortization	36	42		72	85
Operating profit	$63	$78	(19)%	$125	$157	(20)%
Margin %	19.0%	19.1%		19.0%	19.5%

	Quarter Ended June 30, 2015 vs. 2014		Six Months Ended June 30, 2015 vs. 2014
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	(1)%	(4)%	(1)%	(2)%
Price	—%	2%	—%	2%
Cost pass-through	1%	—%	1%	—%
Currency	(19)%	(19)%	(18)%	(18)%
Acquisitions/divestitures	—%	—%	—%	1%
Other	—%	2%	—%	(3)%
	(19)%	(19)%	(18)%	(20)%

The following tables provide sales by end-market and distribution method:

	Quarter Ended June 30,			Six Months Ended June 30,
	% of Sales		% Change*	% of Sales		% Change*
	2015	2014		2015	2014
Sales by End Markets
Manufacturing	23%	21%	7%	22%	22%	4%
Metals	17%	16%	3%	17%	16%	6%
Energy	6%	8%	(24)%	6%	7%	(17)%
Chemicals	14%	15%	(4)%	14%	15%	(5)%
Electronics	7%	6%	4%	8%	7%	6%
Healthcare	11%	11%	2%	11%	11%	—%
Food & Beverage	10%	9%	5%	9%	9%	4%
Aerospace	1%	1%	—%	1%	1%	—%
Other	11%	13%	(3)%	12%	12%	(2)%
	100%	100%		100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures

	Quarter Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2015	2014	2015	2014
Sales by Distribution Method
On- Site	19%	18%	19%	19%
Merchant	33%	36%	34%	35%
Packaged Gas	44%	43%	43%	43%
Other	4%	3%	4%	3%
	100%	100%	100%	100%
Europe segment sales decreased by $77 million, or 19% in the second quarter as compared to the prior year due to negative currency translation impacts. Excluding currency effects, overall sales were comparable to the prior-year quarter. By end-market, higher sales to manufacturing, metals, and food and beverage were partially offset by lower sales to energy customers in Northern Europe. For the year-to-date period, sales decreased by $148 million, or 18% as compared to the prior year, for the same reasons discussed above.
Europe segment operating profit decreased by $15 million, or 19% in the second quarter as compared to the prior year due to negative currency translation impacts. Excluding currency impacts, overall operating profit was modestly above prior year as cost reduction actions and higher pricing offset the impact of lower volumes. For the six month period, operating profit decreased $32 million, or 20% as compared to the prior year due to negative currency translation impacts. Excluding currency impacts, operating profit decreased 2% driven by higher costs, as costs in the first quarter of 2014 were reduced by $5 million energy credits in Italy.
South America

	Quarter Ended June 30,			Six Months Ended June 30,
	2015	2014	Variance	2015	2014	Variance
Sales	$388	$509	(24)%	$789	$997	(21)%
Cost of sales, exclusive of depreciation and amortization	219	279		440	555
Gross margin	169	230		349	442
Operating expenses	54	71		111	127
Depreciation and amortization	34	46		72	89
Operating profit	$81	$113	(28)%	$166	$226	(27)%
Margin %	20.9%	22.2%		21.0%	22.7%

	Quarter Ended June 30, 2015 vs. 2014		Six Months Ended June 30, 2015 vs. 2014
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	(4)%	(7)%	(4)%	(11)%
Price	7%	30%	6%	29%
Cost pass-through	1%	—%	1%	—%
Currency	(28)%	(28)%	(24)%	(24)%
Acquisitions/divestitures	—%	—%	—%	—%
Other	—%	(23)%	—%	(21)%
	(24)%	(28)%	(21)%	(27)%
The following tables provide sales by end-market and distribution method:

	Quarter Ended June 30,			Six Months Ended June 30,
	% of Sales		% Change*	% of Sales		% Change*
	2015	2014		2015	2014
Sales by End Markets
Manufacturing	21%	21%	4%	22%	21%	5%
Metals	29%	29%	2%	28%	29%	(1)%
Energy	2%	2%	15%	2%	2%	21%
Chemicals	9%	9%	3%	9%	9%	3%
Electronics	—%	—%	—%	—%	—%	—%
Healthcare	18%	17%	11%	17%	17%	9%
Food & Beverage	12%	12%	6%	12%	13%	7%
Aerospace	—%	—%	—%	—%	—%	—%
Other	9%	10%	(6)%	10%	9%	(8)%
	100%	100%		100%	100%
 * - Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2015	2014	2015	2014
Sales by Distribution Method
On- Site	27%	26%	27%	26%
Merchant	41%	42%	41%	42%
Packaged Gas	29%	30%	29%	29%
Other	3%	2%	3%	3%
	100%	100%	100%	100%
South America segment sales in the second quarter decreased $121 million, or 24%, versus the prior-year quarter. Currency translation impacts reduced sales by 28%, primarily due to the significant devaluation of the Brazilian Real against the US dollar. Excluding negative currency impacts, sales grew 4% primarily from higher pricing. This was partially offset by lower volumes in Brazil and across the region due to economic contraction and slower industrial production. Sales were higher to healthcare and chemicals markets. Sales growth to the manufacturing and metals markets was driven by higher pricing, which offset lower volumes due to weak customer demand. For the six-month period sales decreased $208 million, or 21%, from 2014. Excluding currency translation impacts, sales grew by 3% primarily related to higher pricing offset by lower volumes.
Segment operating profit decreased $32 million, or 28%, in the second quarter primarily due to currency translation impacts. Excluding currency effects, operating profit was comparable to the prior-year quarter. For the six-month period operating profit decreased $60 million, or 27%. Excluding negative currency effects, operating profit decreased 3% from the six-month period as improved pricing was more than offset by lower volumes and inflationary cost increases.

Asia

	Quarter Ended June 30,			Six Months Ended June 30,
	2015	2014	Variance	2015	2014	Variance
Sales	$387	$394	(2)%	$758	$786	(4)%
Cost of sales, exclusive of depreciation and amortization	245	250		478	501
Gross margin	142	144		280	285
Operating expenses	30	26		56	53
Depreciation and amortization	43	42		86	81
Operating profit	$69	$76	(9)%	$138	$151	(9)%
Margin %	17.8%	19.3%		18.2%	19.2%

	Quarter Ended June 30, 2015 vs. 2014		Six Months Ended June 30, 2015 vs. 2014
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume / Sale of Equipment	1%	(5)%	(1)%	(8)%
Price	—%	—%	—%	(1)%
Cost pass-through	(2)%	—%	(2)%	—%
Currency	(2)%	(2)%	(2)%	(2)%
Acquisitions/divestitures	1%	1%	1%	1%
Other	—%	(3)%	—%	1%
	(2)%	(9)%	(4)%	(9)%
The following tables provide sales by end-market and distribution method:

	Quarter Ended June 30,			Six Months Ended June 30,
	% of Sales		% Change*	% of Sales		% Change*
	2015	2014		2015	2014
Sales by End Markets
Manufacturing	10%	10%	(9)%	10%	10%	(8)%
Metals	29%	29%	2%	30%	28%	5%
Energy	3%	2%	30%	3%	2%	17%
Chemicals	12%	12%	—%	12%	12%	(1)%
Electronics	31%	33%	(5)%	32%	33%	(5)%
Healthcare	1%	1%	(14)%	1%	1%	(16)%
Food & Beverage	2%	2%	—%	2%	2%	—%
Aerospace	—%	—%	—%	—%	—%	—%
Other	12%	11%	5%	10%	12%	(15)%
	100%	100%		100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures

	Quarter Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2015	2014	2015	2014
Sales by Distribution Method
On- Site	50%	48%	50%	50%
Merchant	31%	29%	31%	29%
Packaged Gas	12%	13%	12%	12%
Other	7%	10%	7%	9%
	100%	100%	100%	100%

Asia segment sales decreased $7 million, or 2% in the second quarter as compared to the prior year due to the impacts of currency and cost pass-through of precious metals prices used in electronic materials end markets. Excluding these impacts, sales increased 2%. Volumes grew 1% due to new project start-ups in India, Korea and China, partially offset by lower underlying volumes in China. By end-market, sales grew primarily to metals customers in India, while sales to manufacturing customers were lower. Strong growth in on-site volumes due to new plant start-ups accounted for the increase in on-site sales as a percentage of total segment sales. For the six month period, sales decreased $28 million or 4% as compared to the prior year largely for the same reasons discussed above. The 1% decline in volumes was primarily due to a plant sale in China in the first quarter of 2014.
Asia segment operating profit decreased $7 million, or 9% in the second quarter as compared to the prior year. The decrease was primarily due to lower volumes which reduced operating profit by 5%, negative currency impacts, primarily in India, and increases in costs. The prior-year quarter also included a $4 million benefit due to an insurance recovery. For the six month period, operating profit decreased $13 million, or 9% as compared to the prior year, largely for the same reasons discussed above. The 8% decline in volumes was impacted by a sale of equipment in China in the first quarter of 2014. This was partially offset by lower costs and productivity gains.
Surface Technologies

	Quarter Ended June 30,			Six Months Ended June 30,
	2015	2014	Variance	2015	2014	Variance
Sales	$150	$174	(14)%	$310	$343	(10)%
Cost of sales, exclusive of depreciation and amortization	99	112		202	223
Gross margin	51	62		108	120
Operating expenses	15	19		34	36
Depreciation and amortization	11	11		21	22
Operating profit	$25	$32	(22)%	$53	$62	(15)%
Margin %	16.7%	18.4%		17.1%	18.1%

	Quarter Ended June 30, 2015 vs. 2014		Six Months Ended June 30, 2015 vs. 2014
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume/Price	(6)%	(17)%	(2)%	(8)%
Cost pass-through	—%	—%	—%	—%
Currency	(8)%	(7)%	(8)%	(7)%
Acquisitions/divestitures	—%	—%	—%	—%
Other	—%	2%	—%	—%
	(14)%	(22)%	(10)%	(15)%

The following table provides sales by end-market:

	Quarter Ended June 30,			Six Months Ended June 30,
	% of Sales		% Change*	% of Sales		% Change*
	2015	2014		2015	2014
Sales by End Markets
Manufacturing	12%	14%	(21)%	12%	13%	(13)%
Metals	8%	8%	(5)%	8%	8%	(8)%
Energy	24%	27%	(16)%	25%	27%	(9)%
Chemicals	3%	2%	30%	2%	2%	16%
Electronics	1%	1%	—%	1%	1%	—%
Healthcare	—%	—%	—%	—%	—%	—%
Food & Beverage	4%	3%	—%	4%	3%	—%
Aerospace	37%	33%	2%	36%	33%	5%
Other	11%	12%	(13)%	12%	13%	(9)%
	100%	100%		100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures
Surface Technologies segment sales decreased $24 million, or 14% in the quarter and $33 million or 10% for the six-month period as compared to the prior year. Currency impacts reduced sales by 8% in the quarter and for the six-month period, primarily due to a weaker Euro, British pound and Japanese yen versus the U.S. dollar. Excluding currency impact, organic sales decreased by 6% and 2% for the quarter and six-month period respectively, primarily due to lower sales to the manufacturing and energy end-markets partially offset by aerospace improvement.

Surface Technologies segment operating profit decreased $7 million, or 22% in the second quarter and $9 million or 15% for the six-month period. Excluding currency, operating profit decreased 15% and 8% the quarter and the six-month period versus the respective 2014 periods due primarily to lower volumes to industrial manufacturing and energy markets primarily in North America and Europe, partially offset by cost control.

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
To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2015 Consolidated Sales	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		June 30,	December 31,
Currency		2015	2014	2015	2014
Brazilian real	12%	2.96	2.29	3.10	2.66
Euro	12%	0.90	0.73	0.90	0.83
Canadian dollar	8%	1.23	1.10	1.25	1.16
Mexican peso	6%	15.13	13.11	15.73	14.75
Chinese yuan	5%	6.22	6.17	6.20	6.21
Korean won	4%	1,099	1,049	1,116	1,094
India rupee	3%	62.85	60.79	63.65	63.04
Argentine peso	1%	8.82	7.82	9.09	8.55
Norwegian krone	<1%	7.75	6.04	7.86	7.45
Colombian peso	<1%	2,484	1,958	2,599	2,392
Russian ruble	<1%	57.28	35.01	55.32	60.74
Thailand bhat	<1%	32.94	32.55	33.82	32.91

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Six Months Ended June 30,
	2015	2014
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (including noncontrolling interest)	$747	$943
Non-cash charges (credits):
Add: Depreciation and amortization	555	578
Add: Deferred income taxes	(17)	17
Add: Share-based compensation	17	28
Add: Cost reduction program and other charges (a)	135	—
Net income adjusted for non-cash charges	1,437	1,566
Working capital	(153)	(198)
Pension contributions	(12)	(13)
Long-term assets, liabilities and other	(57)	28
Net cash provided by operating activities	$1,215	$1,383
INVESTING ACTIVITIES
Capital expenditures	(749)	(777)
Acquisitions, net of cash acquired	(43)	(170)
Divestitures and asset sales	240	71
Net cash used for investing activities	$(552)	$(876)
FINANCING ACTIVITIES
Debt increases (reductions) - net	201	364
Issuances (purchases) of common stock - net	(408)	(377)
Cash dividends - Praxair, Inc. shareholders	(412)	(381)
Excess tax benefit on share-based compensation	17	24
Noncontrolling interest transactions and other	(25)	(111)
Net cash (used for) provided by financing activities	$(627)	$(481)

Effect of exchange rate changes on cash and cash equivalents	$(26)	$9
Cash and cash equivalents, end-of-period	$136	$173
 (a) See Note 2 to the condensed consolidated financial statements.
Cash Flow from Operations
Cash provided by operations of $1,215 million for the six months ended June 30, 2015 decreased $168 million, or 12%, versus 2014. $129 million of the decrease was due to lower net income adjusted for non-cash charges. In addition, changes in long-term assets, liabilities and other were partially offset by lower working capital requirements as compared to the prior year.
Praxair estimates that total 2015 required contributions to its pension plans will be in the area of $15 million, of which $12 million have been made through June 30, 2015. At a minimum, Praxair contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the amount and timing of discretionary contributions from year to year.

Investing
Net cash used for investing of $552 million for the six months ended June 30, 2015 decreased $324 million versus 2014 primarily due to lower acquisition expenditures and higher proceeds from divestitures and asset sales.
Capital expenditures for the six months ended June 30, 2015 were $749 million, $28 million lower than the prior year. Capital expenditures related primarily to investments in new plant and production equipment for growth. Approximately 60% of the capital expenditures were in North America with the rest in Asia, Europe and South America.
Acquisitions for the six months ended June 30, 2015 were $43 million, primarily packaged gases businesses in North and South America. Acquisitions in the prior-year period of $170 million were primarily an industrial gases business in Italy and packaged gas businesses in North and South America, and an equity investment in the Middle East. (see Note 3 to the condensed consolidated financial statements).
For the six months ended June 30, 2015 divestitures and asset sales were $240 million, primarily due to the sale of fixed assets under construction to a customer in the North America energy market. Divestitures and asset sales in the prior-year period were $71 million, primarily the sale of Praxair's industrial gas business in France.
Financing
Cash used for financing activities was $627 million for the six months ended June 30, 2015. Cash dividends of $412 million were higher than the prior year due to a 10% increase in dividends per share from $1.30 to $1.43. Net repurchases of common stock increased $31 million to $408 million and debt increased by $201 million.
In February 2015, Praxair issued $150 million of floating rate notes that bear interest at the Federal funds effective rate plus 0.33% due 2017, $400 million of 2.65% fixed rate notes due 2025 and $200 million of 3.550% fixed rate notes due in 2042.
In March 2015, Praxair repaid $500 million of 4.625% notes that became due.

Debt Covenants
Praxair’s $2.5 billion senior unsecured credit facility and long-term debt agreements contain various covenants (refer to Note 11 to the consolidated financial statements of Praxair’s 2014 Annual Report on Form 10-K). The only financial covenant requires Praxair not to exceed a maximum 70% leverage ratio, as defined in the agreements. For purposes of the leverage ratio calculation, consolidated shareholders' equity excludes changes in the cumulative foreign currency translation adjustments after June 30, 2011. At both June 30, 2015 and December 31, 2014, the actual leverage ratio calculated in accordance with the agreements was 54%.

Other Financial Data

Praxair's debt to capital ratio was 62.5% at June 30, 2015 versus 54.5% at June 30, 2014. Although net debt increased $219 million during this period, the increase in the debt to capital ratio is due primarily to lower capital. The equity component of capital was reduced by a $1,897 million loss in accumulated other comprehensive income, primarily from currency impacts.

After-tax return on capital ("ROC") was consistent year-over-year at 12.6% for the four-quarter trailing period ended June 30, 2015 and 2014.

Return on equity ("ROE") for the four-quarter trailing period ended June 30, 2015 was strong at 30.5% and 220 basis-points above prior year.

Adjusted EBITDA amounts for the quarter and six months ended June 30, 2015 decreased from amounts for the respective 2014 periods due primarily to negative currency translation impacts.

Debt-to-Adjusted EBITDA was at 2.4 and 2.3 for the four-quarter trailing period ended June 30, 2015 and 2014, respectively.

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
The following are the non-GAAP measures presented in the MD&A:

	June 30,
(Dollar amounts in millions, except per share data)	2015	2014
Debt-to-capital	62.5%	54.5%
After-tax return on capital	12.6%	12.6%
Return on equity	30.5%	28.3%
Adjusted EBITDA for the quarter ended	$914	$1,000
Adjusted EBITDA for the six months ended	$1,825	$1,969
Debt-to-adjusted EBITDA	2.4	2.3

	Quarter Ended June 30,		Six Months Ended June 30,
2015 Adjusted amounts:*	2015	2014	2015	2014
Operating profit	$626	$697	$1,249	$1,372
As a percent of sales	22.9%	22.4%	22.7%	22.3%
EBITDA	$914	$1,000	$1,825	$1,969
EBITDA margin	33.4%	32.1%	33.2%	32.1%
Effective tax rate	28.0%	28.0%	28.0%	28.0%
Net income - Praxair, Inc.	$420	$467	$836	$915
Diluted earnings per share	1.45	1.58	2.88	3.08
* The adjusted amounts for 2015 exclude the impact of the second quarter cost reduction program and other charges of $146 million ($112 million net of tax and noncontrolling interest). See Note 2 to the condensed consolidated financial statements.
Debt-to-Capital Ratio
The debt-to-capital ratio is a measure used by investors, financial analysts and management to provide a measure of financial leverage and insights into how the company is financing its operations.

	Six Months Ended June 30,
	2015	2014
(Dollar amounts in millions)
Debt	$9,347	$9,165
Less: cash and cash equivalents	(136)	(173)
Net debt	9,211	8,992
Equity and redeemable noncontrolling interests
Redeemable noncontrolling interests	175	194
Praxair, Inc. shareholders’ equity	4,964	6,911
Noncontrolling interests	380	395
Total equity and redeemable noncontrolling interests	5,519	7,500
Capital	$14,730	$16,492
DEBT-TO-CAPITAL RATIO	62.5%	54.5%

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

	2015			2014
	Four Quarter Trailing	Six Months Ended	Six Months Ended	Four Quarter Trailing	Six Months Ended	Six Months Ended
		June 30, 2015	December 31, 2014		June 30, 2014	December 31, 2013
(Dollar amounts in millions)
Adjusted operating profit (see below)	$2,623	$1,249	$1,374	$2,741	$1,372	$1,369
Less: adjusted income taxes (see below)	(674)	(326)	(348)	(719)	(359)	(360)
Less: tax benefit on interest expense*	(48)	(23)	(25)	(47)	(25)	(22)
Add: equity income	44	21	23	36	19	17
Net operating profit after-tax (NOPAT)	$1,945	$921	$1,024	$2,011	$1,007	$1,004
Capital:
June 30th	$14,730			$16,492
March 31st	$14,842			$16,319
December 31st, 2014 & 2013	$15,318			$15,983
September 30th, 2014 & 2013	$16,083			$15,757
June 30th, 2014 & 2013	$16,492			$15,548
Five-quarter average	$15,493			$16,020
AFTER-TAX ROC	12.6%			12.6%

*	Tax benefit on interest expense is computed using the effective rate. The effective tax rate used was 28% for 2015 and 2014.

Return on Praxair, Inc. Shareholders’ Equity (ROE)
Return on Praxair, Inc. shareholders’ equity is a measure used by investors, financial analysts and management to evaluate operating performance from a Praxair shareholder perspective. ROE measures the net income attributable to Praxair, Inc. that the company was able to generate with the money shareholders have invested.

	2015			2014
	Four Quarter Trailing	Six Months Ended	Six Months Ended	Four Quarter Trailing	Six Months Ended	Six Months Ended
		June 30, 2015	December 31, 2014		June 30, 2014	December 31, 2013
(Dollar amounts in millions)
Adjusted Net income - Praxair, Inc. (see below)	$1,773	$836	$937	$1,828	$915	$913
Praxair, Inc. shareholders’ equity
June 30th	$4,964			$6,911
March 31st	$5,018			$6,600
December 31st, 2014 & 2013	$5,623			$6,609
September 30th, 2014 & 2013	$6,552			$6,210
June 30th, 2014 & 2013	$6,911			$5,928
Five-quarter average	$5,814			$6,452
ROE	30.5%			28.3%

Adjusted EBITDA, Adjusted EBITDA Margin and Debt-to-Adjusted EBITDA Ratio
These measures are used by investors, financial analysts and management to assess a company’s ability to meet its financial obligations.

	Quarter Ended June 30,
	2015	2014
(Dollar amounts in millions)
Adjusted net income - Praxair, Inc. (see below)	$420	$467
Add: noncontrolling interest	12	14
Add: interest expense - net	40	43
Add: adjusted income taxes (see below)	164	183
Add: depreciation and amortization	278	293
Adjusted EBITDA	$914	$1,000

Reported Sales	$2,738	$3,113
Adjusted EBITDA Margin	33.4%	32.1%

	2015			2014
	Four Quarter Trailing	Six Months Ended	Six Months Ended	Four Quarter Trailing	Six Months Ended	Six Months Ended
		June 30, 2015	December 31, 2014		June 30, 2014	December 31, 2013
(Dollar amounts in millions)
Adjusted net income - Praxair, Inc. (see below)	$1,773	$836	$937	$1,828	$915	$913
Add: adjusted noncontrolling interest (see below)	48	24	24	62	28	34
Add: adjusted interest expense - net (see below)	172	84	88	168	89	79
Add: adjusted income taxes (see below)	674	326	348	719	359	360
Add: depreciation and amortization	1,147	555	592	1,146	578	568
ADJUSTED EBITDA	$3,814	$1,825	$1,989	$3,923	$1,969	$1,954

Reported Sales		5,495			6,139
Adjusted EBITDA Margin		33.2%			32.1%

Net Debt:
June 30th	$9,211			$8,992
March 31st	$9,279			$9,126
December 31st, 2014 & 2013	$9,132			$8,673
September 30th, 2014 & 2013	$8,953			$8,892
June 30th, 2014 & 2013	$8,992			$9,004
Five-quarter average	$9,113			$8,937
DEBT-TO-ADJUSTED EBITDA RATIO	2.4			2.3

Adjusted Amounts
The adjusted amounts for 2015 exclude the impact of the second quarter cost reduction program and other charges of $146 million ($112 million net of tax and noncontrolling interest). See Note 2 to the condensed consolidated financial statements. Adjusted amounts for the six months ended December 31, 2014 exclude the impact of the Venezuela currency devaluation, pension settlement charge and bond redemption charge. Adjusted amounts for the six months ended December 31, 2013 exclude the impact of pension settlement, bond redemption charge and income tax benefit. The company does not believe these items are indicative of on-going business trends and, accordingly, the impact is excluded from the reported amounts so that investors can better evaluate and analyze historical and future business trends on a consistent basis. For a description of these items, refer to Notes 2, 5 & 11 to the consolidated financial statements of Praxair’s 2014 Annual Report on Form 10-K.
Certain amounts for 2014 and 2013 have been included for reference purposes and to facilitate the calculations contained herein.

	Quarter Ended June 30,		Six Months Ended June 30,		Six Months Ended December 31,
(Dollar amounts in millions, except per share data)	2015	2014	2015	2014	2014	2013
Adjusted Operating Profit
Reported operating profit	$480	$697	$1,103	$1,372	$1,236	$1,360
Add: Venezuela currency devaluation	—	—	—	—	131	—
Add: Pension settlement charge	—	—	—	—	7	9
Add: Cost reduction program	146	—	146	—	—	—
Total adjustments	146	—	146	—	138	9
Adjusted operating profit	$626	$697	$1,249	$1,372	$1,374	$1,369
Reported percent change	(31)%		(20)%		(9)%
Adjusted percent change	(10)%		(9)%		—%
Adjusted Interest Expense
Reported interest expense	$40	$43	$84	$89	$124	$97
Less: Bond redemption	—	—	—	—	(36)	(18)
Total adjustments	—	—	—	—	(36)	(18)
Adjusted interest expense	$40	$43	$84	$89	$88	$79
Adjusted Income Taxes and Effective Tax Rate
Reported income taxes	$131	$183	$293	$359	$332	$311
Add: Bond redemption	—	—	—	—	14	6
Add: Income tax benefit	—	—	—	—	—	40
Add: Pension settlement charge	—	—	—	—	2	3
Add: Venezuela currency devaluation	—	—	—	—	—	—
Add: Cost reduction program	33	—	33	—	—	—
Total adjustments	33	—	33	—	16	49
Adjusted income taxes	$164	$183	$326	$359	$348	$360

	Quarter Ended June 30,		Six Months Ended June 30,		Six Months Ended December 31,
(Dollar amounts in millions, except per share data)	2015	2014	2015	2014	2014	2013
Adjusted Effective Tax Rate
Reported income before income taxes and equity investments	$440	$654	$1,019	$1,283	$1,112	$1,263
Add: Bond redemption	—	—	—	—	36	18
Add: Pension settlement charge	—	—	—	—	7	9
Add: Venezuela currency devaluation	—	—	—	—	131	—
Add: Cost reduction program	146	—	146	—	—	—
Total adjustments	146	—	146	—	174	27
Adjusted income before income taxes and equity investments	$586	$654	$1,165	$1,283	$1,286	$1,290
Adjusted effective tax rate	28.0%	28.0%	28.0%	28.0%	27.1%	27.9%
Adjusted Noncontrolling Interests
Reported noncontrolling interests	$11	$14	$23	$28	$24	$50
Less: Income tax benefit	—	—	—	—	—	(16)
Add: Cost reduction program	1	—	1	—	—	—
Total adjustments	1	—	1	—	—	(16)
Adjusted Noncontrolling Interests	$12	$14	$24	$28	$24	$34
Adjusted Net Income - Praxair, Inc.
Reported net income - Praxair, Inc.	$308	$467	$724	$915	$779	$919
Add: Bond redemption	—	—	—	—	22	12
Less: Income tax benefit	—	—	—	—	—	(24)
Add: Pension settlement charge	—	—	—	—	5	6
Add: Venezuela currency devaluation	—	—	—	—	131	—
Add: Cost reduction program	112	—	112	—	—	—
Total adjustments	112	—	112	—	158	(6)
Adjusted net income - Praxair, Inc.	$420	$467	$836	$915	$937	$913
Reported percent change	(34)%		(21)%		(15)%
Adjusted percent change	(10)%		(9)%		3%

Adjusted Diluted Earnings Per Share
Reported diluted EPS	$1.06	$1.58	$2.49	$3.08
Add: Bond redemption	—	—	—	—
Less: Income tax benefit	—	—	—	—
Add: Pension settlement charge	—	—	—	—
Add: Venezuela currency devaluation	—	—	—	—
Add: Cost reduction program	0.39	—	0.39	—
Total adjustments	$0.39	$—	$0.39	$—
Adjusted diluted EPS	$1.45	$1.58	$2.88	$3.08
Reported percent change	(33)%		(19)%
Adjusted percent change	(8)%		(6)%
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended June 30, 2015 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
April 2015	317	$121.99	317	$765
May 2015	1,034	$120.30	1,034	$640
June 2015	766	$121.42	766	$547
Second Quarter 2015	2,117	$120.96	2,117	$547

(1)
On January 28, 2014, the Company's board of directors approved the repurchase of $1.5 billion of its common stock (2014 program) which could take place from time to time on the open market (which could include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions.

(2)
As of June 30, 2015, the Company purchased $953 million of its common stock pursuant to the 2014 program, leaving an additional $547 million remaining authorized under the 2014 program. The 2014 program does not have any stated expiration date. In addition, on July 28, 2015, the Company’s board of directors approved the repurchase of $1.5 billion of its common stock (“2015 program”) which could take place from time to time on the open market (which could include the use of 10b5-1 trade plans) or through negotiated transactions, subject to market and business conditions. The 2015 program does not have any stated expiration date. The 2015 program is in addition to the 2014 program.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

On July 29, 2015, Praxair announced cost reduction and other charges totaling $146 million ($112 million after tax and noncontrolling interests, or $0.39 per diluted share). See Note 2 to the condensed consolidated financial statements included in "Item 1. Financial Statements" in this Form 10-Q.

Item 6. Exhibits

(a)	Exhibits

	10.01*	Form of Non-Employee Director Restricted Stock Unit Award Agreement under the Amended and Restated 2009 Praxair, Inc Long Term Incentive Plan is filed herewith.

	12.01	Computation of Ratio of Earnings to Fixed Charges.

	31.01	Rule 13a-14(a) Certification

	31.02	Rule 13a-14(a) Certification

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

PRAXAIR, INC.

(Registrant)

Date: July 29, 2015	By: /s/ Elizabeth T. Hirsch

Elizabeth T. Hirsch
Vice President and Controller
(On behalf of the Registrant
and as Chief Accounting Officer)