Form 10-Q
period 2015-09-30
PRAXAIR INC
filed 2015-10-29
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At September 30, 2015, 284,845,518 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended September 30,
	2015	2014
SALES	$2,686	$3,144
Cost of sales, exclusive of depreciation and amortization	1,488	1,780
Selling, general and administrative	281	327
Depreciation and amortization	276	301
Research and development	23	25
Cost reduction program and other charges	26	—
Other income (expense) - net	2	—
OPERATING PROFIT	594	711
Interest expense - net	35	45
INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	559	666
Income taxes	156	187
INCOME BEFORE EQUITY INVESTMENTS	403	479
Income from equity investments	10	11
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	413	490
Less: noncontrolling interests	(12)	(13)
NET INCOME - PRAXAIR, INC.	$401	$477
PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share	$1.40	$1.63
Diluted earnings per share	$1.40	$1.62
Cash dividends per share	$0.715	$0.65
WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	285,651	292,170
Diluted shares outstanding	287,311	295,239
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
SALES	$8,181	$9,283
Cost of sales, exclusive of depreciation and amortization	4,534	5,273
Selling, general and administrative	877	988
Depreciation and amortization	831	879
Research and development	70	72
Cost reduction program and other charges	172	—
Other income (expense) - net	—	12
OPERATING PROFIT	1,697	2,083
Interest expense - net	119	134
INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	1,578	1,949
Income taxes	449	546
INCOME BEFORE EQUITY INVESTMENTS	1,129	1,403
Income from equity investments	31	30
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	1,160	1,433
Less: noncontrolling interests	(35)	(41)
NET INCOME - PRAXAIR, INC.	$1,125	$1,392
PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share	$3.91	$4.75
Diluted earnings per share	$3.88	$4.70
Cash dividends per share	$2.145	$1.95
WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	287,578	293,103
Diluted shares outstanding	289,835	296,240
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Millions of dollars)
(UNAUDITED)

	Quarter Ended September 30,
	2015	2014
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$413	$490

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(792)	(604)
Income taxes	28	(5)
Translation adjustments	(764)	(609)
Funded status - retirement obligations (Note 11):
Retirement program remeasurements	16	18
Reclassifications to net income	27	12
Income taxes	(10)	(9)
Funded status - retirement obligations	33	21
Derivative instruments (Note 6):
Current quarter unrealized gain (loss)	(1)	—
Reclassifications to net income	1	—
Income taxes	—	—
Derivative instruments	—	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(731)	(588)

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	(318)	(98)
Less: noncontrolling interests	5	7
COMPREHENSIVE INCOME (LOSS) - PRAXAIR, INC.	$(313)	$(91)
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$1,160	$1,433

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(1,366)	(460)
Reclassifications to net income	—	(3)
Income taxes	15	(20)
Translation adjustments	(1,351)	(483)
Funded status - retirement obligations (Note 11):
Retirement program remeasurements	(7)	2
Reclassifications to net income	66	39
Income taxes	(16)	(13)
Funded status - retirement obligations	43	28
Derivative instruments (Note 6):
Current period unrealized gain (loss)	(1)	3
Reclassifications to net income	1	—
Income taxes	—	(1)
Derivative instruments	—	2
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(1,308)	(453)

COMPREHENSIVE INCOME (INCLUDING NONCONTROLLING INTERESTS)	(148)	980
Less: noncontrolling interests	2	(18)
COMPREHENSIVE INCOME - PRAXAIR, INC.	$(146)	$962
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$136	$126
Accounts receivable - net	1,690	1,796
Inventories	526	551
Prepaid and other current assets	374	366
TOTAL CURRENT ASSETS	2,726	2,839
Property, plant and equipment (less accumulated depreciation of $11,672 in 2015 and $11,857 in 2014)	10,970	11,997
Goodwill	2,997	3,121
Other intangible assets - net	567	603
Other long-term assets	1,196	1,242
TOTAL ASSETS	$18,456	$19,802
LIABILITIES AND EQUITY
Accounts payable	$750	$864
Short-term debt	458	587
Current portion of long-term debt	2	2
Other current liabilities	912	1,037
TOTAL CURRENT LIABILITIES	2,122	2,490
Long-term debt	9,057	8,669
Other long-term liabilities	2,464	2,457
TOTAL LIABILITIES	13,643	13,616
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 14)	169	176
Praxair, Inc. Shareholders’ Equity:
Common stock $0.01 par value, authorized - 800,000,000 shares, issued 2015 and 2014 - 383,230,625 shares	4	4
Additional paid-in capital	3,998	3,994
Retained earnings	11,966	11,461
Accumulated other comprehensive income (loss) (Note 14)	(4,456)	(3,185)
Less: Treasury stock, at cost (2015 - 98,385,107 shares and 2014 - 93,969,017 shares)	(7,248)	(6,651)
Total Praxair, Inc. Shareholders’ Equity	4,264	5,623
Noncontrolling interests	380	387
TOTAL EQUITY	4,644	6,010
TOTAL LIABILITIES AND EQUITY	$18,456	$19,802
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
OPERATIONS
Net income - Praxair, Inc.	$1,125	$1,392
Noncontrolling interests	35	41
Net income (including noncontrolling interests)	1,160	1,433
Adjustments to reconcile net income to net cash provided by operating activities:
Cost reduction program and other charges, net of payments	139	—
Depreciation and amortization	831	879
Deferred income taxes	25	(32)
Share-based compensation	25	42
Working capital:
Accounts receivable	(57)	(144)
Inventory	(14)	(52)
Prepaid and other current assets	(37)	18
Payables and accruals	(20)	(3)
Pension contributions	(13)	(14)
Long-term assets, liabilities and other	(148)	(31)
Net cash provided by operating activities	1,891	2,096
INVESTING
Capital expenditures	(1,154)	(1,207)
Acquisitions, net of cash acquired	(43)	(191)
Divestitures and asset sales	245	86
Net cash used for investing activities	(952)	(1,312)
FINANCING
Short-term debt borrowings (repayments) - net	(126)	(161)
Long-term debt borrowings	1,496	867
Long-term debt repayments	(999)	(312)
Issuances of common stock	74	85
Purchases of common stock	(704)	(562)
Cash dividends - Praxair, Inc. shareholders	(615)	(570)
Excess tax benefit on share-based compensation	18	28
Noncontrolling interest transactions and other	(31)	(123)
Net cash (used for) provided by financing activities	(887)	(748)
Effect of exchange rate changes on cash and cash equivalents	(42)	(6)
Change in cash and cash equivalents	10	30
Cash and cash equivalents, beginning-of-period	126	138
Cash and cash equivalents, end-of-period	$136	$168
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

•
Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments – In September 2015, the FASB issued updated guidance on the accounting for purchase accounting adjustments determined during the measurement period (i.e. up to one year after the acquisition). The new guidance requires an acquirer to recognize such adjustments in the reporting period in which the adjustment amounts are determined. Previously, such adjustments were required to be recorded on a retrospective basis. Praxair has elected to early adopt this guidance beginning in the third quarter 2015 on a prospective basis. The adoption of this guidance did not have a significant impact on the condensed consolidated financial statements.

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

•
Presentation of Debt Issuance Costs – In April 2015, the FASB issued updated guidance on the presentation of debt issuance costs. The new guidance requires debt issuance costs to be classified as debt rather than deferred charges within the condensed consolidated financial statements. Praxair does not expect this requirement to have a significant impact on its consolidated financial statements. This guidance will be effective for Praxair beginning in the first quarter 2016 on a retrospective basis, with early adoption optional. The balance sheet reclassification required by this standard will not be material for Praxair.

•
Simplifying the Measurement of Inventory – In July 2015, the FASB issued updated guidance on the measurement of inventory. The new guidance requires that inventory be measured at the lower of cost or net realizable value. Currently inventory is measured at the lower of cost or market. This new guidance will be effective for Praxair beginning in the first quarter 2017 on a prospective basis, with early adoption optional. Praxair does not expect this requirement to have a material impact.

Reclassifications – Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.

2. Cost Reduction Program and Other Charges

Pension Settlement Charge
In 2014 a number of senior managers retired. These retirees are covered by the U.S. supplemental pension plan which provides for a lump sum benefit payment option. Under certain circumstances, such lump sum payments must be accounted for as a settlement of the related pension obligation, but only when paid. Accordingly, when the cash payments were made in the third quarter of 2015, Praxair recorded a pension settlement charge related to net unrecognized actuarial losses of $7 million ($5 million after-tax or $0.02 per diluted share).

Cost Reduction Program and Other Charges
In the second quarter of 2015, Praxair recorded pre-tax charges totaling $146 million ($112 million after-tax and noncontrolling interests or $0.39 per diluted share) and in the third quarter recorded pre-tax charges totaling $19 million ($13 million after-tax or $0.04 per diluted share). The charges related primarily to severance and other costs associated with a cost reduction program, which was initiated in response to lower volumes resulting from economic slowdown in emerging markets and energy related end-markets.

Following is a summary of the pre-tax charges by reportable segment.

(millions of dollars)	Severance costs	Other Charges	Total
North America	$14	$20	$34
Europe	11	9	20
South America	18	49	67
Asia	11	14	25
Surface Technologies	9	10	19
Total	$63	$102	$165
The severance costs of $63 million are for the elimination of 1,544 positions. The majority of actions are anticipated to be completed in 2015.
The other charges of $102 million are primarily related to the consolidation of operations and the exit of other operations due to current economic conditions, primarily in Brazil. Amounts related to asset write-downs are net of expected sale proceeds, which are not significant. Severance costs related to these actions are included in the previous paragraph. Following is a summary:

i.	The North America charges of $20 million relate primarily to the decision to consolidate certain manufacturing and distribution locations for efficiencies and cost reduction.

ii.	The Europe charges of $9 million are primarily for the restructuring of operations in Russia and energy-related businesses in Northern Europe.

iii.	The South America charges of $49 million include costs primarily associated with a decision to exit a non-core business and other operations in South America.

iv.	The Asia charges of $14 million include costs primarily related to an asset disposal in China.

v.	The Surface Technologies charges of $10 million relate to the realignment of sales and manufacturing operations in Europe and the United States for efficiencies and cost reduction.
Additionally, for the nine-month period ended September 30, 2015 income taxes include a $10 million increase in valuation allowances relating to U.S. foreign tax credit carryforwards, reflecting the impact of current economic conditions.

Cash Requirements
The total cash requirements of the cost reduction program and other charges are estimated to be approximately $94 million, of which $26 million was paid through September 30, 2015.

Classification in the consolidated financial statements
The pension settlement charge and cost reduction program and other charges of $26 million for the third quarter and $172 million for the year-to-date period are shown together as a separate line item on the consolidated statement of operations. The tax benefits of $8 million for the third quarter and $41 million for the year-to-date period are reflected in income taxes. The noncontrolling interests impact was $1 million for the year-to-date period ended September 30, 2015. In the consolidated balance sheets, asset write-offs are recorded as a reduction to the carrying value of the related assets and unpaid amounts are recorded primarily as short-term liabilities. On the consolidated statement of cash flows, the pre-tax impact of the cost reduction program and other charges, net of cash payments, is shown as an adjustment to reconcile net income to net cash provided by operating activities. In the segments Note 13, Praxair excluded these charges from its management definition of segment operating profit; a reconciliation of segments operating profit to consolidated operating profit is shown within the operating profit table.

Reconciliation

The following table summarizes the activities related to the company’s cost reduction and other charges during 2015:

(millions of dollars)	Severance costs	Other Charges	Total
Cost reduction program and other charges - Q2/Q3 2015	$63	$102	$165
Less: Cash payments	(19)	(7)	(26)
Less: Non-cash asset write-offs	—	(68)	(68)
Foreign currency translation	(2)	(1)	(3)
Balance, September 30, 2015	$42	$26	$68

3. Acquisitions
2015 Acquisitions

During the nine months ended September 30, 2015, Praxair had acquisitions totaling $43 million, primarily acquisitions of packaged gases businesses in North and South America. These transactions resulted in goodwill and other intangible assets of $28 million and $10 million, respectively (see Note 9).
2014 Acquisitions

During the nine months ended September 30, 2014, Praxair had acquisitions totaling $191 million, primarily an industrial gases business in Italy and packaged gases businesses in North and South America. These transactions resulted in goodwill and other intangible assets of $71 million and $53 million, respectively (see Note 9).
4. Supplemental Information
Inventories
The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	September 30, 2015	December 31, 2014
Inventories
Raw materials and supplies	$183	$200
Work in process	49	52
Finished goods	294	299
Total inventories	$526	$551

Long-term receivables
Long-term receivables are not material and are largely reserved. Such long-term receivables are included within other long-term assets in the condensed consolidated balance sheets and totaled $33 million and $43 million at September 30, 2015 and December 31, 2014, respectively. These amounts are net of reserves of $34 million and $48 million, respectively. The amounts in both periods relate primarily to government receivables in Brazil and other long-term notes receivable from customers. Collectability is reviewed regularly and uncollectible amounts are written-off as appropriate. The account balance changes during 2015 were primarily due to foreign exchange rate movements.

5. Debt
The following is a summary of Praxair’s outstanding debt at September 30, 2015 and December 31, 2014:

(Millions of dollars)	September 30, 2015	December 31, 2014
SHORT-TERM
Commercial paper and U.S. bank borrowings	$337	$514
Other bank borrowings (primarily international)	121	73
Total short-term debt	458	587
LONG-TERM
U.S. borrowings (U.S. dollar denominated unless otherwise noted)
4.625% Notes due 2015 (a)	—	500
3.25% Notes due 2015 (a)	—	408
0.75% Notes due 2016 (b)	400	400
Floating Rate Notes due 2017 (e)	150	—
5.20% Notes due 2017	325	325
1.05% Notes due 2017	400	400
1.20% Notes due 2018	500	500
1.25% Notes due 2018 (c, d)	487	481
4.50% Notes due 2019 (c)	599	599
1.90% Notes due 2019	500	500
1.50% Euro-denominated notes due 2020 (c)	667	722
2.25% Notes due 2020 (e)	300	—
4.05% Notes due 2021 (c)	499	499
3.00% Notes due 2021 (c)	497	497
2.45% Notes due 2022 (c)	598	598
2.20% Notes due 2022 (c)	499	499
2.70% Notes due 2023 (c)	499	499
2.65% Notes due 2025 (c, e)	398	—
1.625% Euro-denominated notes due 2025 (c)	554	599
3.20% Notes due 2026 (c, e)	448	—
3.55% Notes due 2042 (c, e)	667	466
Other	4	4
International bank borrowings	60	167
Obligations under capital leases	8	8
	9,059	8,671
Less: current portion of long-term debt	(2)	(2)
Total long-term debt	9,057	8,669
Total debt	$9,517	$9,258

(a)	In March 2015, Praxair repaid $500 million of 4.625% notes that became due. In September 2015, Praxair repaid $400 million of 3.25% notes that became due.

(b)
Classified as long-term because of the company’s intent to refinance this debt on a long-term basis and the availability of such financing under the terms of an existing $2.5 billion long-term credit facility.

(c)	Amounts are net of unamortized discounts.

(d)	September 30, 2015 and December 31, 2014 include a $12 million and $14 million fair value increase, respectively, related to hedge accounting. See Note 6 for additional information.

(e)
On February 5, 2015, Praxair issued $150 million of floating rate notes that bear interest at the Federal funds effective rate plus 0.33% due 2017, $400 million of 2.65% fixed rate notes due 2025 and $200 million of 3.550% fixed rate notes due in 2042. On September 21, 2015, Praxair issued the following notes: $300 million of 2.25% notes due 2020 and $450 million of 3.20% notes due 2026. The proceeds of these debt issuances were used for general corporate purposes, including acquisitions, repayment of debt and share repurchases under the company's share repurchase program.

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
The following table is a summary of the notional amount and fair value of derivatives outstanding at September 30, 2015 and December 31, 2014 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets		Liabilities
(Millions of dollars)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$2,756	$2,427	$11	$5	$33	$13
Derivatives Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$38	$—	$—	$—	$—	$—
Interest rate contracts:
Interest rate swaps (b)	475	875	12	14	—	—
Total Derivatives	$3,269	$3,302	$23	$19	$33	$13

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.

(b)	Assets are recorded in other long term assets
Currency Contracts
Balance Sheet Items
Foreign currency contracts related to balance sheet items consist of forward contracts entered into to manage the exposure to fluctuations in foreign-currency exchange rates on recorded balance sheet assets and liabilities denominated in currencies other than the functional currency of the related operating unit. Certain forward currency contracts are entered into to protect underlying monetary assets and liabilities denominated in foreign currencies from foreign exchange risk and are not designated as hedging instruments. The fair value adjustments on these contracts are offset by the fair value adjustments recorded on the underlying monetary assets and liabilities. Praxair also enters into forward currency contracts, which are designated as hedging instruments, to limit the cash flow exposure on certain foreign-currency denominated intercompany loans. The fair value adjustments on these contracts are recorded to AOCI, with the effective portion immediately reclassified to earnings to offset the fair value adjustments on the underlying debt instrument.

Net Investment Hedge

Praxair has designated the €600 million ($667 million as of September 30, 2015) 1.50% Euro-denominated notes due 2020 and the €500 million ($554 million as of September 30, 2015) 1.625% Euro-denominated notes due 2025, as a hedge of the net investment position in its European operations. These Euro-denominated debt instruments reduce the company's exposure to changes in the currency exchange rate on investments in foreign subsidiaries with Euro functional currencies. Since the time the Euro-denominated notes were issued in 2014, exchange rate movements have reduced long-term debt by $226 million ($101 million of which was during the first three quarters of 2015), with the offsetting gain shown within the cumulative translation component of AOCI in the condensed consolidated balance sheets and the condensed consolidated statements of comprehensive income.
Interest Rate Contracts
Outstanding Interest Rate Swaps
At September 30, 2015, Praxair had one outstanding interest rate swap agreement with a $475 million notional amount related to the $475 million 1.25% notes that mature in 2018. The interest rate swap effectively converts fixed-rate interest to variable-rate interest and is designated as a fair value hedge. Fair value adjustments are recognized in earnings along with an equally offsetting charge / benefit to earnings for the changes in the fair value of the underlying debt instrument. At September 30, 2015, $12 million was recognized as an increase in the fair value of these notes ($14 million at December 31, 2014). The other interest rate swap agreement, which was previously designated as a fair value hedge and which related to the $400 million 3.25% fixed-rate notes, matured in Q3 2015.

Terminated Treasury Rate Locks
The following table summarizes the unrecognized gains (losses) related to terminated treasury rate lock contracts:

	Year Terminated	Original Gain / (Loss)	Unrecognized Gain / (Loss) (a)
(Millions of dollars)			September 30, 2015	December 31, 2014
Treasury Rate Locks
Underlying debt instrument:
$500 million 2.20% fixed-rate notes that mature in 2022 (b)	2012	$(2)	$(1)	$(1)
$500 million 3.00% fixed-rate notes that mature in 2021 (b)	2011	(11)	(7)	(8)
$600 million 4.50% fixed-rate notes that mature in 2019 (b)	2009	16	6	8
$500 million 4.625% fixed-rate notes that mature in 2015 (b)	2008	(7)	—	—
Total - pre-tax			$(2)	$(1)
Less: income taxes			—	—
After- tax amounts			$(2)	$(1)

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

The following table summarizes the impact of the company’s derivatives on the consolidated statements of income and AOCI:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2015	2014	2015	2014
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$(93)	$(45)	$(171)	$(16)
Other balance sheet items	(6)	(5)	(11)	(1)
Total	$(99)	$(50)	$(182)	$(17)
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

The following tables summarize the impacts of the company's derivatives designated as hedging instruments that impact AOCI:

Derivatives Designated as Hedging Instruments **

	Quarter Ended
	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Income
(Millions of dollars)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Currency contracts:
Balance sheet items	$(1)	$—	$(1)	$—
Total - pre tax	$(1)	$—	$(1)	$—
Less: income taxes	—	—	—	—
Total - Net of Taxes	$(1)	$—	$(1)	$—

	Nine Months Ended
	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Income
(Millions of dollars)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Currency contracts:
Net Investment Hedge	$—	$(6)	$—	$—
Balance sheet items	(1)	—	(1)	—
Total - pre tax	$(1)	$(6)	$(1)	$—
Less: income taxes	—	2	—	—
Total - Net of Taxes	$(1)	$(4)	$(1)	$—

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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Assets
Derivatives	—	—	$23	$19	—	—
Liabilities
Derivatives	—	—	$33	$13	—	—
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
The fair values of cash and cash equivalents, short-term debt, accounts receivable-net, and accounts payable approximate carrying amounts because of the short maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for similar issues, which is deemed a level 2 measurement. At September 30, 2015, the estimated fair value of Praxair’s long-term debt portfolio was $9,066 million versus a carrying value of $9,059 million. At December 31, 2014, the estimated fair value of Praxair’s long-term debt portfolio was $8,753 million versus a carrying value of $8,671 million. Differences from carrying amounts are attributable to interest-rate changes subsequent to when the debt was issued.

8. Earnings Per Share – Praxair, Inc. Shareholders
Basic earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator (Millions of dollars)
Net income - Praxair, Inc.	$401	$477	$1,125	$1,392
Denominator (Thousands of shares)
Weighted average shares outstanding	285,253	291,664	287,179	292,597
Shares earned and issuable under compensation plans	398	506	399	506
Weighted average shares used in basic earnings per share	285,651	292,170	287,578	293,103
Effect of dilutive securities
Stock options and awards	1,660	3,069	2,257	3,137
Weighted average shares used in diluted earnings per share	287,311	295,239	289,835	296,240
Basic Earnings Per Share	$1.40	$1.63	$3.91	$4.75
Diluted Earnings Per Share	$1.40	$1.62	$3.88	$4.70
Stock options of 3,893,857 and 2,712,895 were antidilutive and therefore excluded in the computation of diluted earnings per share for the quarter and nine months ended September 30, 2015, respectively. There were no antidilutive shares for the quarter and nine months ended September 30, 2014.

9. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended September 30, 2015 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2014	$2,139	$147	$654	$38	$143	$3,121
Acquisitions (Note 3)	15	13	—	—	—	28
Purchase adjustments & other	1	—	—	—	—	1
Foreign currency translation	(30)	(60)	(54)	(2)	(7)	(153)
Balance, September 30, 2015	$2,125	$100	$600	$36	$136	$2,997
Praxair has performed its goodwill impairment tests annually during the second quarter of each year, and historically has determined that the fair value of each of its reporting units was substantially in excess of its carrying value. For the 2015 test completed last quarter, Praxair applied the FASB's accounting guidance (refer to Note 1 to the consolidated financial statements of Praxair's 2014 Annual Report on Form 10-K) which allows the Company to first assess qualitative factors to determine the extent of additional quantitative analysis, if any, that may be required to test goodwill for impairment. Based on the qualitative assessments performed, Praxair concluded that it was more likely than not that the fair value of each reporting unit substantially exceeded its carrying value and therefore, further quantitative analysis was not required. As a result, no impairment was recorded. There were no indicators of impairment through September 30, 2015.
Changes in the carrying amounts of other intangibles for the nine months ended September 30, 2015 were as follows:

(Millions of dollars)	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2014	$693	$37	$47	$777
Additions (Note 3)	9	1	—	10
Foreign currency translation	(17)	(1)	—	(18)
Other	1	—	—	1
Balance, September 30, 2015	$686	$37	$47	$770
Less: Accumulated amortization
Balance, December 31, 2014	$(147)	$(18)	$(9)	$(174)
Amortization expense	(25)	(4)	(3)	(32)
Foreign currency translation	6	—	—	6
Other	(3)	—	—	(3)
Balance, September 30, 2015	$(169)	$(22)	$(12)	$(203)
Net balance at September 30, 2015	$517	$15	$35	$567

There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 18 years.
Total estimated annual amortization expense is as follows:

(Millions of dollars)
Remaining 2015	$12
2016	44
2017	39
2018	35
2019	33
Thereafter	404
$567

10. Share-Based Compensation
Share-based compensation of $8 million ($6 million after-tax) and $14 million ($10 million after-tax) was recognized during the quarters ended September 30, 2015 and 2014, respectively. Share-based compensation of $25 million ($18 million after-tax) and $42 million ($29 million after-tax) was recognized during the nine months ended September 30, 2015 and 2014, respectively. Expense amounts reflect current estimates of achieving performance targets relating to performance-based compensation. The expense was recorded primarily in selling, general and administrative expenses. There was no share-based compensation cost that was capitalized. For further details regarding Praxair’s share-based compensation arrangements and prior-year grants, refer to Note 15 to the consolidated financial statements of Praxair’s 2014 Annual Report on Form 10-K.
Stock Options
The weighted-average fair value of options granted during the nine months ended September 30, 2015 was $11.99 ($14.62 in 2014) based on the Black-Scholes Options-Pricing model. The decrease in grant date fair value year-over-year is primarily attributable to a decrease in volatility.

The following weighted-average assumptions were used to value the grants in 2015 and 2014 :

	Nine Months Ended September 30,
	2015	2014
Dividend yield	2.2%	2.0%
Volatility	13.5%	15.2%
Risk-free interest rate	1.51%	1.57%
Expected term years	5	5
The following table summarizes option activity under the plans as of September 30, 2015 and changes during the nine-month period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2015	10,981	$89.02
Granted	1,567	128.38
Exercised	(975)	63.81
Cancelled or Expired	(109)	124.93
Outstanding at September 30, 2015	11,464	96.20	5.3	$159
Exercisable at September 30, 2015	8,754	$87.02	4.3	$159
The aggregate intrinsic value represents the difference between the company’s closing stock price of $101.86 as of September 30, 2015 and the exercise price multiplied by the number of options outstanding as of that date. The total intrinsic value of stock options exercised during the quarter and nine months ended September 30, 2015 was $6 million and $57 million, respectively ($14 million and $78 million during the same periods in 2014, respectively).
Cash received from option exercises under all share-based payment arrangements for the quarter and nine months ended September 30, 2015 was $9 million and $60 million ($12 million and $73 million for the same time periods in 2014). The cash tax benefit realized from share-based compensation totaled $2 million and $31 million for the quarter and nine months ended September 30, 2015, of which $18 million in excess tax benefits was classified as financing cash flows for the nine months ended September 30, 2015 ($5 million and $44 million cash tax benefit for the same periods in 2014 of which $28 million represented excess tax benefit for the nine months ended September 30, 2014).
As of September 30, 2015, $22 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1.7 years.
Performance-Based and Restricted Stock Awards
During the nine months ended September 30, 2015, the company granted performance-based stock units to employees which vest principally based on the third anniversary of their grant date. The actual number of shares issued in settlement of a vested award can range from zero to 200 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three-year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s common stock on the date of the grant and the estimated performance that will be achieved. Compensation expense will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved.
During the nine months ended September 30, 2015, the company also granted restricted stock units to employees. The majority of the restricted stock units vest at the end of a three-year service period. Compensation expense related to the restricted stock units is recognized on a straight line basis over the vesting period.
The weighted-average fair value of performance-based stock and restricted stock units granted during the nine months ended September 30, 2015 was $120.04 and $120.32, ($121.16 and $122.73 for the same periods in 2014). This is based on the closing market price of Praxair’s common stock on the grant date adjusted for dividends that will not be paid during the vesting period.
The following table summarizes non-vested performance-based and restricted stock award activity as of September 30, 2015 and changes during the nine months then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2015	833	$109.09	307	$106.63
Granted*	215	120.04	83	120.32
Vested	(225)	103.16	(94)	107.27
Cancelled	(33)	115.34	(24)	112.33
Non-vested at September 30, 2015	790	$114.43	272	$112.32

* Amounts for performance-based awards include an adjustment of 35 thousand shares relating to the actual payout of 2012 grants in 2015.
In addition to what is included in the table above, there are approximately 15 thousand performance-based shares and 21 thousand restricted stock shares that are non-vested at September 30, 2015 which will be settled in cash due to foreign regulatory limitations. The liability related to these grants reflects the current estimate of performance that will be achieved and the current common stock price.
As of September 30, 2015, based on current estimates of future performance, $27 million of unrecognized compensation cost related to performance-based awards is expected to be recognized through the first quarter of 2018 and $16 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized primarily through the first quarter of 2018.
11. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarters and nine-months ended September 30, 2015 and 2014 are shown below:

	Quarter Ended September 30,				Nine Months Ended September 30,
	Pensions		OPEB		Pensions		OPEB
(Millions of dollars)	2015	2014	2015	2014	2015	2014	2015	2014
Service cost	$13	$13	$—	$1	$41	$39	$2	$3
Interest cost	28	31	2	3	85	93	6	9
Expected return on plan assets	(38)	(40)	—	—	(116)	(120)	—	—
Net amortization and deferral	20	15	—	(3)	61	46	(2)	(7)
Net periodic benefit cost before pension settlement charge	$23	$19	$2	$1	$71	$58	$6	$5
Pension settlement charge (Note 2)	7	—	—	—	7	—	—	—
Net periodic benefit cost	$30	$19	$2	$1	$78	$58	$6	$5
Praxair estimates that 2015 required contributions to its pension plans will be in the area of $15 million, of which $13 million have been made through September 30, 2015.

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

•
At September 30, 2015 the most significant non-income and income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $160 million. Praxair has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

•
On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines on all five companies. Originally, CADE imposed a civil fine of R$2.2 billion Brazilian reais (US$554 million) against White Martins, the Brazil-based subsidiary of Praxair, Inc. In response to a motion for clarification, the fine was reduced to R$1.7 billion Brazilian reais (US$428 million) due to a calculation error made by CADE. The amount of the fine is subject to indexation using SELIC. On September 2, 2010, Praxair issued a press release and filed a report on Form 8-K rejecting all claims and stating that the fine represents a gross and arbitrary disregard of Brazilian law.

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
On September 14, 2015, the Ninth Federal Court of Brasilia overturned the fine against White Martins and declared the original CADE administrative proceeding to be null and void. We expect CADE to appeal this decision to the Federal Circuit Court in Brasilia. On September 21, 2015, White Martins submitted a motion to the Ninth Federal Court in Brasilia requesting approval to withdraw the guarantee which was securing the fine.
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

13. Segments
Sales and operating profit by segment for the quarter and nine months ended September 30, 2015 and 2014 are shown below. For a description of Praxair’s operating segments, refer to Note 18 to the consolidated financial statements of Praxair’s 2014 Annual Report on Form 10-K.

	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2015	2014	2015	2014
SALES(a)
North America	$1,463	$1,639	$4,444	$4,847
Europe	338	385	995	1,190
South America	343	523	1,132	1,520
Asia	395	426	1,153	1,212
Surface Technologies	147	171	457	514
Total sales	$2,686	$3,144	$8,181	$9,283

	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2015	2014	2015	2014
OPERATING PROFIT
North America	$385	$416	$1,152	$1,192
Europe	63	71	188	228
South America	70	118	236	344
Asia	77	75	215	226
Surface Technologies	25	31	78	93
Segment operating profit	620	711	1,869	2,083
Cost reduction program and other charges (Note 2)	(26)	—	(172)	—
Total operating profit	$594	$711	$1,697	$2,083

(a)	Sales reflect external sales only. Intersegment sales, primarily from North America to other segments, were not material.

14. Equity and Redeemable Noncontrolling Interests
Equity
A summary of the changes in total equity for the quarters ended September 30, 2015 and 2014 is provided below:

	Quarter Ended September 30,
(Millions of dollars)	2015			2014
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$4,964	$380	$5,344	$6,911	$395	$7,306
Net income (a)	401	10	411	477	12	489
Other comprehensive income (loss)	(714)	(9)	(723)	(566)	(16)	(582)
Noncontrolling interests:
Additions (reductions) (b)	—	1	1	—	4	4
Dividends and other capital changes	—	(2)	(2)	—	(7)	(7)
Redemption value adjustments	(1)	—	(1)	—	—	—
Dividends to Praxair, Inc. common stock holders ($0.715 per share in 2015 and $0.65 per share in 2014)	(204)	—	(204)	(189)	—	(189)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	3	—	3	2	—	2
For employee savings and incentive plans	13	—	13	17	—	17
Purchases of common stock	(207)	—	(207)	(118)	—	(118)
Tax benefit from share-based compensation	1	—	1	4	—	4
Share-based compensation	8	—	8	14	—	14
Balance, end of period	$4,264	$380	$4,644	$6,552	$388	$6,940

	Nine Months Ended September 30,
(Millions of dollars)	2015			2014
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$5,623	$387	$6,010	$6,609	$394	$7,003
Net income (a)	1,125	27	1,152	1,392	32	1,424
Other comprehensive loss	(1,271)	(23)	(1,294)	(430)	(17)	(447)
Noncontrolling interests:
Additions (reductions) (b)	—	3	3	(24)	7	(17)
Dividends and other capital changes	—	(14)	(14)	—	(28)	(28)
Redemption value adjustments	(5)	—	(5)	(1)	—	(1)
Dividends to Praxair, Inc. common stock holders ($2.145 per share in 2015 and $1.95 per share in 2014)	(616)	—	(616)	(570)	—	(570)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	6	—	6	5	—	5
For employee savings and incentive plans	57	—	57	69	—	69
Purchases of common stock	(698)	—	(698)	(568)	—	(568)
Tax benefit from share-based compensation	18	—	18	28	—	28
Share-based compensation	25	—	25	42	—	42
Balance, end of period	$4,264	$380	$4,644	$6,552	$388	$6,940

(a)
Net income for noncontrolling interests excludes Net income related to redeemable noncontrolling interests of $2 million and $8 million for the quarter and nine months ended September 30, 2015, respectively ($1 million and $9 million for the same time periods in 2014, respectively), which is not part of total equity (see redeemable noncontrolling interests section below).

(b)
Praxair increased its ownership in certain consolidated subsidiaries. The difference between the purchase price and the related noncontrolling interests was recorded as a decrease in Praxair's additional paid-in-capital.

The components of AOCI are as follows:

	September 30,	December 31,
(Millions of dollars)	2015	2014
Cumulative translation adjustment - net of taxes:
North America	$(830)	$(553)
South America	(2,266)	(1,510)
Europe	(477)	(432)
Asia	(264)	(49)
Surface Technologies	(28)	(7)
	(3,865)	(2,551)
Derivatives - net of taxes	(1)	(1)
Pension / OPEB funded status obligation (net of $326 million and $342 million tax benefit in September 30, 2015 and December 31, 2014, respectively)	(590)	(633)
	$(4,456)	$(3,185)

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
The following is a summary of the changes in redeemable noncontrolling interests for the nine months ended September 30, 2015 and 2014:

(Millions of dollars)	2015	2014
Balance, January 1,	$176	$307
Net income	8	9
Distributions to noncontrolling interest	(6)	(9)
Redemption value adjustments/accretion	5	1
Foreign currency translation and other	(14)	(6)
Purchase of noncontrolling interest *	—	(112)
Balance, September 30,	$169	$190

* In January 2014, Praxair acquired the redeemable noncontrolling interests related to Praxair Distribution Mid-Atlantic, LLC. The cash payment is shown in the financing section of the condensed consolidated statements of cash flows under the caption "Noncontrolling interest transactions and other".

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results

In the third quarter, Praxair's sales were $2,686 million, 15% below the prior-year quarter primarily due to the significant negative impacts from foreign currency translation which reduced sales by 11%. Lower cost pass-through, primarily natural gas, reduced sales by 2%. Excluding these impacts, organic sales were 2% lower than the prior-year quarter as positive price and volume growth from new project start-ups were offset by lower base volumes due to weaker industrial activity primarily in Brazil and China and in the energy, manufacturing and metals end-markets in North America. Reported operating profit was $594 million as compared to $711 million in the prior-year quarter. Operating profit was reduced by a pension settlement charge of $7 million and a $19 million charge related to severance and other cost reduction actions in response to the continued global macro-economic conditions. Excluding these charges, adjusted operating profit was $620 million, 13% below the 2014 third quarter primarily due to negative currency translation effects of 11%. Excluding currency, adjusted operating profit was 2% below the prior year. Adjusted operating margin was a strong 23.1%, 50 basis points above the prior year. Reported earnings per share was $1.40. On an adjusted basis, earnings per share was $1.46, 10% below the prior-year quarter due to lower net income primarily due to foreign currency translation impacts, which were partially offset by fewer diluted shares outstanding as a result of net common stock repurchases.

Sales declined 12% for the nine months ended September 30, 2015 versus the respective 2014 period. Foreign currency translation reduced sales by 9% and lower cost pass-through lowered sales by 2%. Excluding these impacts, organic sales were 1% lower than the prior-year quarter. Operating profit decreased $386 million, or 19% for the nine months ended September 30, 2015 versus the respective 2014 period. The decrease includes the impact of a $7 million pension settlement charge and $165 million of cost reduction actions and other charges. Excluding these charges and the impacts of foreign currency translation, operating profit was 1% lower than the prior-year period. Adjusted operating margin was strong at 22.8%, 40 basis points above the prior-year period. Adjusted earnings per share of $4.33 was 8% below the prior year due to lower net income, primarily due to foreign currency translation impacts.
Outlook
Diluted earnings per share for the fourth quarter of 2015 are expected to be in the range of $1.45 to $1.52 and adjusted diluted earnings per share for the full year of 2015 are expected to be in the range of $5.78 to $5.85. The full-year adjusted diluted earnings per share guidance excludes the impact of a pension settlement and the cost reduction program and other charges recorded in the second and third quarters (see Note 2 to the condensed consolidated financial statements).
Full-year capital expenditures are expected to be about $1.6 billion.

The company’s core business is to build, own, and operate industrial gas plants in order to supply atmospheric and process gases to customers. As such, Praxair believes that its backlog is one indicator of future sales growth. At September 30, 2015, Praxair’s backlog of 18 large projects under construction was $1.6 billion. This represents the total estimated capital cost of large plants under construction. These plants will supply customers in the energy, chemical, manufacturing, electronics and metals markets.
Praxair provides quarterly updates on operating results, material trends that may affect financial performance, and financial earnings guidance via quarterly earnings releases and investor teleconferences. These updates are available on the company’s website, www.praxair.com, but are not incorporated herein.

The following table provides summary data for the quarters and nine months ended September 30, 2015 and 2014:

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in millions, except per share data)	2015	2014	Variance	2015	2014	Variance
Reported Amounts
Sales	$2,686	$3,144	(15)%	$8,181	$9,283	(12)%
Cost of sales, exclusive of depreciation and amortization	$1,488	$1,780	(16)%	$4,534	$5,273	(14)%
Gross margin (a)	$1,198	$1,364	(12)%	$3,647	$4,010	(9)%
As a percent of sales	44.6%	43.4%		44.6%	43.2%
Selling, general and administrative	$281	$327	(14)%	$877	$988	(11)%
As a percent of sales	10.5%	10.4%		10.7%	10.6%
Depreciation and amortization	$276	$301	(8)%	$831	$879	(5)%
Cost reduction program and other charges (b)	$26	$—		$172	$—
Other income (expense) - net	$2	$—		$—	$12
Operating profit	$594	$711	(16)%	$1,697	$2,083	(19)%
As a percent of sales	22.1%	22.6%		20.7%	22.4%
Interest expense - net	$35	$45	(22)%	$119	$134	(11)%
Effective tax rate	27.9%	28.1%		28.5%	28.0%
Income from equity investments	$10	$11	(9)%	$31	$30	3%
Noncontrolling interests	$(12)	$(13)	(8)%	$(35)	$(41)	(15)%
Net income - Praxair, Inc.	$401	$477	(16)%	$1,125	$1,392	(19)%
Diluted earnings per share	$1.40	$1.62	(14)%	$3.88	$4.70	(17)%
Diluted shares outstanding	287,311	295,239	(3)%	289,835	296,240	(2)%
2015 Adjusted Amounts (c)
Operating profit	$620	$711	(13)%	$1,869	$2,083	(10)%
As a percent of sales	23.1%	22.6%		22.8%	22.4%
Effective tax rate	28.0%	28.1%		28.0%	28.0%
Net income - Praxair, Inc.	$419	$477	(12)%	$1,255	$1,392	(10)%
Diluted earnings per share	$1.46	$1.62	(10)%	$4.33	$4.70	(8)%

(a)	Gross margin excludes depreciation and amortization expense.

(b)	See Note 2 to the condensed consolidated financial statements.

(c)
Adjusted amounts are non-GAAP measures which exclude the impact of the cost reduction program and other charges (see Note 2 to the condensed consolidated financial statements). A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Financial Measures" section of this MD&A.

Results of Operations
The changes in consolidated sales and operating profit compared to the prior year are attributable to the following:

	Quarter Ended September 30, 2015 vs. 2014		Nine Months Ended September 30, 2015 vs. 2014
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	(3)%	(5)%	(2)%	(5)%
Price	1%	5%	1%	6%
Cost pass-through	(2)%	—%	(2)%	—%
Currency	(11)%	(11)%	(9)%	(9)%
Acquisitions/divestitures	—%	—%	—%	—%
Other	—%	(5)%	—%	(11)%
Reported	(15)%	(16)%	(12)%	(19)%
Add: Cost reduction program and other charges	—%	3%	—%	9%
Adjusted	(15)%	(13)%	(12)%	(10)%
The following tables provide sales by end-market and distribution method:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change*	% of Sales		% Change*
	2015	2014		2015	2014
Sales by End Markets
Manufacturing	23%	24%	(7)%	24%	24%	(3)%
Metals	17%	17%	—%	17%	17%	(1)%
Energy	12%	13%	(7)%	13%	13%	(1)%
Chemicals	10%	10%	(3)%	10%	10%	(4)%
Electronics	8%	7%	6%	8%	7%	4%
Healthcare	8%	8%	3%	8%	8%	4%
Food & Beverage	9%	8%	7%	8%	8%	7%
Aerospace	3%	3%	2%	3%	3%	3%
Other	10%	10%	(6)%	9%	10%	(7)%
	100%	100%		100%	100%
 * Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2015	2014	2015	2014
Sales by Distribution Method
On- Site	29%	29%	29%	29%
Merchant	35%	34%	34%	34%
Packaged Gas	28%	29%	29%	29%
Other	8%	8%	8%	8%
	100%	100%	100%	100%

Sales decreased $458 million, or 15%, for the third quarter ended September 30, 2015 versus the respective 2014 period, primarily due to negative currency translation impacts of 11% and lower cost pass-through which reduced sales by 2%. Excluding these impacts, organic sales decreased 2%. This decrease is due to lower overall volumes, primarily in North and South America, which was partially offset by a 1% increase from higher pricing, primarily in North and South America. For the nine months ended September 30, 2015, sales decreased $1,102 million, or 12%, versus the respective 2014 period primarily due to negative currency translation impacts and cost pass-through.

Gross margin decreased $166 million, or 12%, for the third quarter and decreased $363 million or 9%, for the nine months ended September 30, 2015 versus the respective 2014 periods primarily due to lower sales. Gross margin as percentage of sales improved to 44.6% for both the third quarter and nine months ended September 30, 2015 from 43.4% and 43.2% for the three and nine month periods in 2014 primarily due to higher pricing and lower cost pass-through.

Selling, general and administrative expense ("SG&A") decreased $46 million, or 14%, for the third quarter and decreased $111 million or 11%, for the nine months ended September 30, 2015 versus the respective 2014 periods. Currency effects reduced SG&A expense by $39 million and $100 million for the quarter and nine-month periods, respectively. Cost reduction actions in response to weak underlying business trends also reduced SG&A.

Depreciation and amortization expense decreased $25 million, or 8%, for the third quarter and decreased $48 million or 5%, for the nine months ended September 30, 2015 versus the respective 2014 periods. Currency effects reduced depreciation and amortization expense by $33 million and $81 million for the quarter and nine-month periods respectively. This was partially offset by higher depreciation expense primarily related to new project start-ups.

Other income (expense) – net was a $2 million benefit in the third quarter, compared to zero in the prior-year quarter. For the year-to-date period, other income was zero, compared to a $12 million benefit in the prior-year. Other income (expense) - net in the 2014 year-to-date period included a gain on an asset sale in South America.

Reported operating profit decreased $117 million, or 16%, for the third quarter ended September 30, 2015 and $386 million, or 19%, for the nine months ended September 30, 2015 versus the respective periods in 2014. The decrease in the third quarter included a $7 million pension settlement charge and a $19 million charge related to cost reduction actions. The year-to-date period included these items as well as the $146 million charge related to the second-quarter cost reduction program. Excluding these charges, adjusted operating profit decreased $91 million and $214 million in the third quarter and nine month period ended September 30, 2015, respectively, versus the comparative periods in 2014. Higher pricing in both periods increased operating profit but was more than offset by the negative impacts of foreign currency translation and lower volumes. A discussion of operating profit by segment is included in the segment discussion that follows.

Interest expense-net decreased $10 million, or 22%, for the quarter and $15 million, or 11%, for the nine months ended September 30, 2015 versus the respective periods in 2014. Lower average interest rates, which includes currency impacts, reduced expense by $14 million and $27 million for the quarter and nine-month period, respectively. These decreases were partially offset by the impact of higher debt levels which increased interest expense by $4 million and $9 million for the quarter and nine months ended September 30, 2015, respectively.

The reported effective tax rate for the quarter and nine months ended September 30, 2015 was 27.9% and 28.5%, respectively, and was approximately 28.0% for both the 2014 quarter and nine month periods. The 2015 quarter and year-to-date periods include the impact of the pension settlement charge and cost reduction program (see Note 2). Excluding these items, the adjusted effective tax rate for the quarter and nine months ended September 30, 2015 was approximately 28%.

Income from equity investments for the quarters ended September 30, 2015 and 2014 was $10 million and $11 million respectively. Income from equity investments for the nine months ended September 30, 2015 and 2014 was $31 million and $30 million, respectively. Praxair’s significant sources of equity income are in China, Italy, and the Middle East.

At September 30, 2015, non-controlling interests consisted primarily of non-controlling shareholders' investments in Asia (primarily China and India), Europe (primarily Italy and Scandinavia), and North America (primarily within the U.S. packaged gas business). Non-controlling interests decreased $1 million and $6 million for the quarter and nine months ended September 30, 2015 versus the respective 2014 periods. These decreases were primarily attributable to the acquisition of the non-controlling interest in a U.S. packaged gas business during the first quarter of 2014, and impacts of foreign currency translation.

Reported Net income-Praxair, Inc. decreased $76 million, or 16%, for the third quarter ended September 30, 2015 and $267 million, or 19%, for the nine months ended September 30, 2015 versus each of the respective periods in 2014. The decrease in the quarter-to-date period included a $5 million after-tax impact of the pension settlement charge and a $13 million after-tax impact related to the cost reduction program. The 2015 year-to-date period included these items as well as the $112 million after-tax charge related to the cost reduction program recorded in the second quarter. Excluding these charges, adjusted Net income-Praxair, Inc. decreased $58 million and $137 million in the third quarter and nine months ended September 30, 2015, respectively, primarily due to lower adjusted operating profit. The decrease in adjusted operating profit was due to negative foreign currency translation, partially offset by lower adjusted income taxes, lower interest expense, and lower non-controlling interests. The percentage change in adjusted net income year-over-year was less than the percentage decrease in sales due to the higher adjusted operating margin, lower non-controlling interest and lower interest expense.

Reported Earnings per share decreased $0.22 and $0.82 in the third quarter and nine month period ended September 30, 2015, respectively, versus the comparable periods in 2014. The decrease in the quarter-to-date period included a $0.02 pension settlement charge and a $0.04 charge related to the third-quarter cost reduction program. The year-to-date period included these items as well as a $0.39 million charge related to the cost reduction program recorded in the second quarter. Excluding these charges, adjusted EPS decreased $0.16 or 10% and $0.37 or 8% in the third quarter and nine months ended September 30, 2015, respectively, versus the comparable periods in 2014. The decreases in both periods were attributable to lower adjusted net income which was partially offset by a reduction in the number of diluted shares outstanding as a result of the company's net repurchases of common stock.

Other Comprehensive Income (Loss)

Other comprehensive loss for the quarter and nine-months ended September 30, 2015 of $731 million and $1,308 million, respectively, resulted primarily from negative currency translation adjustments of $764 million. of $1,351 million, respectively. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars. The negative translation adjustments in the quarter and nine-month period resulted primarily from the strengthening of the U.S. dollar against most major currencies. See "Currency" section of the MD&A for exchange rates used for translation purposes and Note 14 to the condensed consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income by segment.
Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows.

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in millions)	2015	2014	Variance	2015	2014	Variance
SALES
North America	$1,463	$1,639	(11)%	$4,444	$4,847	(8)%
Europe	338	385	(12)%	995	1,190	(16)%
South America	343	523	(34)%	1,132	1,520	(26)%
Asia	395	426	(7)%	1,153	1,212	(5)%
Surface Technologies	147	171	(14)%	457	514	(11)%
	$2,686	$3,144	(15)%	$8,181	$9,283	(12)%
OPERATING PROFIT
North America	$385	$416	(7)%	$1,152	$1,192	(3)%
Europe	63	71	(11)%	188	228	(18)%
South America	70	118	(41)%	236	344	(31)%
Asia	77	75	3%	215	226	(5)%
Surface Technologies	25	31	(19)%	78	93	(16)%
Segment operating profit	620	711	(13)%	1,869	2,083	(10)%
Cost reduction program and other charges (Note 2)	(26)	—		(172)	—
Total operating profit	$594	$711		$1,697	$2,083

North America

	Quarter Ended September 30,			Nine Months Ended September 30,
	2015	2014	Variance	2015	2014	Variance
Sales	$1,463	$1,639	(11)%	$4,444	$4,847	(8)%
Cost of sales, exclusive of depreciation and amortization	754	888		2,310	2,654
Gross margin	709	751		2,134	2,193
Operating expenses	171	181		525	546
Depreciation and amortization	153	154		457	455
Operating profit	$385	$416	(7)%	$1,152	$1,192	(3)%
Margin %	26.3%	25.4%		25.9%	24.6%

	Quarter Ended September 30, 2015 vs. 2014		Nine Months Ended September 30, 2015 vs. 2014
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	(4)%	(7)%	(2)%	(3)%
Price	1%	4%	1%	3%
Cost pass-through	(3)%	—%	(4)%	—%
Currency	(5)%	(5)%	(3)%	(4)%
Acquisitions/divestitures	—%	—%	—%	—%
Other	—%	1%	—%	1%
	(11)%	(7)%	(8)%	(3)%
The following tables provide sales by end-market and distribution method:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change*	% of Sales		% Change*
	2015	2014		2015	2014
Sales by End Markets
Manufacturing	29%	29%	(6)%	30%	29%	(3)%
Metals	12%	12%	(10)%	12%	12%	(9)%
Energy	18%	20%	(5)%	18%	20%	1%
Chemicals	9%	10%	(8)%	10%	10%	(7)%
Electronics	5%	4%	2%	5%	4%	13%
Healthcare	7%	7%	2%	7%	7%	4%
Food & Beverage	10%	9%	6%	9%	8%	6%
Aerospace	2%	1%	6%	1%	1%	3%
Other	8%	8%	—%	8%	9%	(5)%
	100%	100%		100%	100%
 * Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2015	2014	2015	2014
Sales by Distribution Method
On- Site	29%	30%	28%	31%
Merchant	38%	36%	38%	36%
Packaged Gas	31%	32%	32%	32%
Other	2%	2%	2%	1%
	100%	100%	100%	100%

The North America segment includes Praxair's industrial gases operations in the United States, Canada and Mexico.
North America segment sales decreased $176 million, or 11%, as compared to the prior-year quarter. Excluding currency and cost pass-through impacts, organic sales were 3% below the prior-year quarter due to lower volumes partially offset by higher pricing. By end-market, sales growth to the healthcare and food and beverage industries was more than offset by declines in sales to the metals, manufacturing, and energy industries. On-site volumes to steel customers were lower year-over-year. Packaged gas volumes were also lower as compared to the prior-year quarter, primarily driven by hardgoods. For the nine-month period, sales decreased $403 million, or 8%. Sales were in line with the prior year excluding the impacts of currency and cost pass-through and grew to the electronics, food and beverage, and healthcare end-markets offset by lower sales to metals and manufacturing.
North America segment operating profit decreased $31 million, or 7%, in the quarter as compared to the prior-year quarter. Higher pricing, productivity, and cost actions were more than offset by negative currency impacts, driven by the devaluation of both the Mexican Peso and the Canadian Dollar against the US Dollar, and lower volumes. Operating profit decreased $40 million, or 3%, for the nine months ended September 30, 2015 versus the respective 2014 period. However, operating profit increased 1% excluding currency impacts and was primarily driven by higher pricing and cost reduction actions.
Europe

	Quarter Ended September 30,			Nine Months Ended September 30,
	2015	2014	Variance %	2015	2014	Variance %
Sales	$338	$385	(12)%	$995	$1,190	(16)%
Cost of sales, exclusive of depreciation and amortization	195	218		565	666
Gross margin	143	167		430	524
Operating expenses	43	53		133	168
Depreciation and amortization	37	43		109	128
Operating profit	$63	$71	(11)%	$188	$228	(18)%
Margin %	18.6%	18.4%		18.9%	19.2%

	Quarter Ended September 30, 2015 vs. 2014		Nine Months Ended September 30, 2015 vs. 2014
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	3%	5%	1%	—%
Price	—%	—%	—%	1%
Cost pass-through	1%	—%	1%	—%
Currency	(16)%	(15)%	(18)%	(18)%
Acquisitions/divestitures	—%	—%	—%	—%
Other	—%	(1)%	—%	(1)%
	(12)%	(11)%	(16)%	(18)%

The following tables provide sales by end-market and distribution method:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change*	% of Sales		% Change*
	2015	2014		2015	2014
Sales by End Markets
Manufacturing	21%	21%	5%	22%	22%	4%
Metals	17%	16%	14%	17%	16%	9%
Energy	6%	7%	(20)%	6%	7%	(18)%
Chemicals	14%	15%	—%	14%	15%	(4)%
Electronics	7%	7%	1%	7%	7%	4%
Healthcare	11%	11%	(1)%	11%	11%	—%
Food & Beverage	11%	10%	10%	10%	9%	6%
Aerospace	1%	—%	—%	1%	—%	—%
Other	12%	13%	3%	12%	13%	—%
	100%	100%		100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures

	Quarter Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2015	2014	2015	2014
Sales by Distribution Method
On- Site	21%	18%	19%	18%
Merchant	34%	35%	34%	35%
Packaged Gas	42%	43%	43%	43%
Other	3%	4%	4%	4%
	100%	100%	100%	100%
Europe segment sales decreased by $47 million, or 12% in the third quarter as compared to the prior year primarily due to negative currency translation impacts. Excluding currency effects and cost pass-through, organic sales grew 3% due to volume growth primarily from new project start-ups in Russia. Higher on-site volumes from the new project start-ups accounted for the increase in on-site sales as a percentage of total segment sales. For the year-to-date period, sales decreased by $195 million, or 16% as compared to the prior year, for the same reasons discussed above.
Europe segment operating profit decreased by $8 million, or 11% in the third quarter as compared to the prior year primarily due to negative currency translation impacts. Excluding currency impacts, operating profit grew 4% primarily due to solid operating leverage on higher volumes. For the year-to-date period, operating profit decreased $40 million, or 18% as compared to the prior year due to negative currency translation impacts. Excluding currency impacts, operating profit was comparable to the prior year.
South America

	Quarter Ended September 30,			Nine Months Ended September 30,
	2015	2014	Variance	2015	2014	Variance
Sales	$343	$523	(34)%	$1,132	$1,520	(26)%
Cost of sales, exclusive of depreciation and amortization	197	287		637	842
Gross margin	146	236		495	678
Operating expenses	43	72		154	199
Depreciation and amortization	33	46		105	135
Operating profit	$70	$118	(41)%	$236	$344	(31)%
Margin %	20.4%	22.6%		20.8%	22.6%

	Quarter Ended September 30, 2015 vs. 2014		Nine Months Ended September 30, 2015 vs. 2014
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	(4)%	(7)%	(4)%	(10)%
Price	3%	15%	5%	24%
Cost pass-through	1%	—%	1%	—%
Currency	(35)%	(36)%	(28)%	(29)%
Acquisitions/divestitures	1%	1%	—%	1%
Other	—%	(14)%	—%	(17)%
	(34)%	(41)%	(26)%	(31)%
The following tables provide sales by end-market and distribution method:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change*	% of Sales		% Change*
	2015	2014		2015	2014
Sales by End Markets
Manufacturing	20%	22%	(11)%	21%	21%	(1)%
Metals	28%	25%	7%	28%	28%	1%
Energy	2%	2%	6%	2%	2%	16%
Chemicals	10%	9%	5%	9%	9%	4%
Electronics	—%	—%	—%	—%	—%	—%
Healthcare	18%	18%	5%	18%	17%	7%
Food & Beverage	13%	13%	6%	13%	13%	6%
Aerospace	—%	—%	—%	—%	—%	—%
Other	9%	11%	(7)%	9%	10%	(7)%
	100%	100%		100%	100%
 * - Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2015	2014	2015	2014
Sales by Distribution Method
On- Site	27%	25%	27%	26%
Merchant	42%	43%	41%	42%
Packaged Gas	29%	30%	29%	29%
Other	2%	2%	3%	3%
	100%	100%	100%	100%
South America segment sales in the third quarter decreased $180 million, or 34%, versus the prior-year quarter. Currency translation impacts reduced sales by 35%, primarily due to the significant devaluation of the Brazilian Real against the US dollar. Excluding negative currency impacts sales grew 1%. Higher overall pricing increased sales by 3% and acquisitions of packaged gases distributors in prior quarters increased sales by 1%. These impacts were offset by lower volumes in Brazil and across the region due to slower industrial production. For the nine-month period sales decreased $388 million, or 26%, from 2014. Excluding currency translation impacts, sales grew by 2% primarily related to higher pricing and returns from cost productivity initiatives offset by lower volumes.
Segment operating profit decreased $48 million, or 41%, in the third quarter primarily due to currency translation impacts and lower volumes resulting from continued economic contraction and weak customer demand. For the nine-month period ended September 30, 2015, operating profit decreased $108 million, or 31%. Excluding negative currency effects, operating profit decreased by 2% as higher pricing across the region was more than offset by lower volumes and inflationary power cost increases.

Asia

	Quarter Ended September 30,			Nine Months Ended September 30,
	2015	2014	Variance	2015	2014	Variance
Sales	$395	$426	(7)%	$1,153	$1,212	(5)%
Cost of sales, exclusive of depreciation and amortization	247	278		725	779
Gross margin	148	148		428	433
Operating expenses	28	26		84	79
Depreciation and amortization	43	47		129	128
Operating profit	$77	$75	3%	$215	$226	(5)%
Margin %	19.5%	17.6%		18.6%	18.6%

	Quarter Ended September 30, 2015 vs. 2014		Nine Months Ended September 30, 2015 vs. 2014
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume / Sale of Equipment	(2)%	3%	(1)%	(5)%
Price	1%	4%	—%	1%
Cost pass-through	(2)%	—%	(2)%	—%
Currency	(5)%	(6)%	(3)%	(3)%
Acquisitions/divestitures	1%	—%	1%	—%
Other	—%	2%	—%	2%
	(7)%	3%	(5)%	(5)%
The following tables provide sales by end-market and distribution method:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change*	% of Sales		% Change*
	2015	2014		2015	2014
Sales by End Markets
Manufacturing	9%	11%	(22)%	9%	10%	(13)%
Metals	29%	28%	2%	30%	28%	4%
Energy	3%	2%	13%	3%	2%	16%
Chemicals	12%	11%	2%	12%	12%	—%
Electronics	32%	29%	9%	32%	31%	(1)%
Healthcare	1%	1%	(6)%	1%	1%	(13)%
Food & Beverage	2%	2%	9%	2%	2%	4%
Aerospace	—%	—%	—%	—%	—%	—%
Other	12%	16%	(27)%	11%	14%	(20)%
	100%	100%		100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures

	Quarter Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2015	2014	2015	2014
Sales by Distribution Method
On- Site	51%	54%	50%	51%
Merchant	30%	27%	31%	28%
Packaged Gas	13%	11%	12%	12%
Other	6%	8%	7%	9%
	100%	100%	100%	100%

Asia segment sales decreased $31 million, or 7% in the third quarter as compared to the prior year. Currency and cost pass-through of precious metals prices used in electronic materials end-markets reduced sales by 7%. Excluding these impacts and a $29 million sale of equipment in the prior-year quarter, sales grew 7% year-over-year. Volume growth in the current quarter came primarily from new project start-ups in China, India and Korea. Higher pricing and an acquisition in the prior year, both contributed positively to sales in the quarter. For the year-to-date period, sales decreased $59 million or 5% as compared to the prior year largely for the same reasons discussed above.
Asia segment operating profit increased $2 million, or 3% in the third quarter as compared to the prior year. Excluding currency effects, operating profit increased 9% primarily due to higher volumes of specialty and process gases, pricing and lower costs. The volume impact also includes a benefit from a customer settlement related to a project delay. For the year-to-date period, operating profit decreased $11 million, or 5% as compared to the prior year, largely for the same reasons discussed above. The 5% decline in volumes was impacted by a sale of equipment in China in 2014. This was partially offset by lower costs and higher helium pricing.
Surface Technologies

	Quarter Ended September 30,			Nine Months Ended September 30,
	2015	2014	Variance	2015	2014	Variance
Sales	$147	$171	(14)%	$457	$514	(11)%
Cost of sales, exclusive of depreciation and amortization	95	109		297	332
Gross margin	52	62		160	182
Operating expenses	17	20		51	56
Depreciation and amortization	10	11		31	33
Operating profit	$25	$31	(19)%	$78	$93	(16)%
Margin %	17.0%	18.1%		17.1%	18.1%

	Quarter Ended September 30, 2015 vs. 2014		Nine Months Ended September 30, 2015 vs. 2014
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume/Price	(7)%	(25)%	(4)%	(13)%
Cost pass-through	—%	—%	—%	—%
Currency	(7)%	(6)%	(7)%	(7)%
Acquisitions/divestitures	—%	—%	—%	—%
Other	—%	12%	—%	4%
	(14)%	(19)%	(11)%	(16)%

The following table provides sales by end-market:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change*	% of Sales		% Change*
	2015	2014		2015	2014
Sales by End Markets
Manufacturing	12%	13%	(9)%	12%	13%	(12)%
Metals	8%	8%	(2)%	8%	8%	(6)%
Energy	24%	28%	(20)%	25%	28%	(13)%
Chemicals	3%	3%	(7)%	2%	2%	7%
Electronics	1%	—%	—%	1%	1%	10%
Healthcare	—%	—%	—%	—%	—%	—%
Food & Beverage	3%	3%	—%	3%	3%	45%
Aerospace	37%	34%	(2)%	36%	33%	3%
Other	12%	11%	(6)%	13%	12%	(8)%
	100%	100%		100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures
Surface Technologies segment sales decreased $24 million, or 14% in the quarter and $57 million or 11% for the nine-month period as compared to the prior year. Negative currency translation impacts reduced sales by 7% in the quarter and for the nine-month period, primarily due to a weaker Euro, British pound and Japanese yen versus the U.S. dollar. Excluding currency impact, organic sales decreased by 7% and 4% for the quarter and nine-month period respectively, primarily due to lower sales to the manufacturing and energy end-markets.

Surface Technologies segment operating profit decreased $6 million, or 19% in the third quarter and $15 million or 16% for the nine-month period. Excluding currency, operating profit decreased 13% and 9% the quarter and the nine-month period versus the respective 2014 periods due primarily to lower volumes to industrial manufacturing and energy markets primarily in North America and Europe, partially offset by higher pricing, productivity gains and savings from cost reduction program.

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
To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2015 Consolidated Sales	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		September 30,	December 31,
Currency		2015	2014	2015	2014
Euro	12%	0.90	0.74	0.89	0.83
Brazilian real	11%	3.12	2.29	3.97	2.66
Canadian dollar	7%	1.26	1.09	1.33	1.16
Mexican peso	6%	15.54	13.12	16.92	14.75
Chinese yuan	6%	6.25	6.17	6.36	6.21
Korean won	4%	1,121	1,042	1,185	1,094
India rupee	3%	63.54	60.73	65.59	63.04
Argentine peso	1%	8.96	7.97	9.42	8.55
Norwegian krone	1%	7.90	6.11	8.52	7.45

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Nine Months Ended September 30,
	2015	2014
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (including noncontrolling interest)	$1,160	$1,433
Non-cash charges (credits):
Add: Depreciation and amortization	831	879
Add: Deferred income taxes	25	(32)
Add: Share-based compensation	25	42
Add: Cost reduction program and other charges (a)	139	—
Net income adjusted for non-cash charges	2,180	2,322
Working capital	(128)	(181)
Pension contributions	(13)	(14)
Long-term assets, liabilities and other	(148)	(31)
Net cash provided by operating activities	$1,891	$2,096
INVESTING ACTIVITIES
Capital expenditures	(1,154)	(1,207)
Acquisitions, net of cash acquired	(43)	(191)
Divestitures and asset sales	245	86
Net cash used for investing activities	$(952)	$(1,312)
FINANCING ACTIVITIES
Debt increases (reductions) - net	371	394
Issuances (purchases) of common stock - net	(630)	(477)
Cash dividends - Praxair, Inc. shareholders	(615)	(570)
Excess tax benefit on share-based compensation	18	28
Noncontrolling interest transactions and other	(31)	(123)
Net cash (used for) provided by financing activities	$(887)	$(748)

Effect of exchange rate changes on cash and cash equivalents	$(42)	$(6)
Cash and cash equivalents, end-of-period	$136	$168
 (a) See Note 2 to the condensed consolidated financial statements.
Cash Flow from Operations
Cash provided by operations of $1,891 million for the nine months ended September 30, 2015 decreased $205 million, or 10%, versus 2014. $142 million of the decrease was due to lower net income adjusted for non-cash charges, primarily due to negative currency translation impacts. In addition, changes in long-term assets, liabilities and other were partially offset by lower working capital requirements as compared to the prior year.
Praxair estimates that total 2015 required contributions to its pension plans will be in the area of $15 million, of which $13 million has been made through September 30, 2015. At a minimum, Praxair contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the amount and timing of discretionary contributions from year to year.

Investing
Net cash used for investing of $952 million for the nine months ended September 30, 2015 decreased $360 million versus 2014 primarily due to lower acquisition expenditures and higher proceeds from divestitures and asset sales.
Capital expenditures for the nine months ended September 30, 2015 were $1,154 million, $53 million lower than the prior year. Capital expenditures related primarily to investments in new plant and production equipment for growth. Approximately 60% of the capital expenditures were in North America with the rest in Asia, Europe and South America.
Acquisitions for the nine months ended September 30, 2015 were $43 million, primarily packaged gases businesses in North and South America. Acquisitions in the prior-year period of $191 million were primarily an industrial gases business in Italy and packaged gas businesses in North and South America, and an equity investment in the Middle East. (see Note 3 to the condensed consolidated financial statements).
For the nine months ended September 30, 2015 divestitures and asset sales were $245 million, primarily due to the sale of fixed assets under construction to a customer in the North America energy market. Divestitures and asset sales in the prior-year period were $86 million, primarily the sale of Praxair's industrial gas business in France.
On September 15, 2015, Praxair announced that it has signed an agreement to acquire Yara International ASA’s (Yara) European CO2 business. The proposed transaction also includes Praxair’s acquisition of Yara’s remaining 34% stake in Yara Praxair Holding AS, currently a 66% owned subsidiary in Scandinavia. Praxair's investment for both transactions is expected to be about 312 million euros.
Financing
Cash used for financing activities was $887 million for the nine months ended September 30, 2015. Cash dividends of $615 million were higher than the prior year due to a 10% increase in dividends per share from $1.95 to $2.145. Net repurchases of common stock increased $153 million to $630 million and debt increased by $371 million.
In September 2015, Praxair issued $300 million of 2.25% notes due 2020 and $450 million of 3.20% notes due 2026. In February 2015, Praxair issued $150 million of floating rate notes that bear interest at the Federal funds effective rate plus 0.33% due 2017, $400 million of 2.65% fixed rate notes due 2025 and $200 million of 3.550% fixed rate notes due in 2042.
In March 2015, Praxair repaid $500 million of 4.625% notes that became due and subsequently repaid $400 million of 3.25% notes upon maturity in September 2015.

Debt Covenants
Praxair’s $2.5 billion senior unsecured credit facility and long-term debt agreements contain various covenants (refer to Note 11 to the consolidated financial statements of Praxair’s 2014 Annual Report on Form 10-K). The only financial covenant requires Praxair not to exceed a maximum 70% leverage ratio, as defined in the agreements. For purposes of the leverage ratio calculation, consolidated shareholders' equity excludes changes in the cumulative foreign currency translation adjustments after June 30, 2011. At both September 30, 2015 and December 31, 2014, the actual leverage ratio calculated in accordance with the agreements was 54%.

Other Financial Data

Praxair's debt to capital ratio was 66.1% at September 30, 2015 versus 55.7% at September 30, 2014. Although net debt increased $428 million during this period, the increase in the debt to capital ratio is due primarily to lower capital. The equity component of capital was reduced by a $2,045 million loss in accumulated other comprehensive income ("AOCI"), primarily from currency translation impacts. See Note 14 to the condensed consolidated financial statements for a summary of the components of AOCI.

After-tax return on capital ("ROC") was 12.5% for the four-quarter trailing period ended September 30, 2015 versus 12.6% for the 2014 period.

Return on equity ("ROE") for the four-quarter trailing period ended September 30, 2015 was strong at 32.5% and 430 basis-points above the prior year.

Adjusted EBITDA amounts for the quarter and nine months ended September 30, 2015 decreased from amounts for the respective 2014 periods due primarily to negative currency translation impacts.

Debt-to-Adjusted EBITDA was 2.5 and 2.2 for the four-quarter trailing period ended September 30, 2015 and 2014, respectively. The increase is primarily due to currency translation impacts because Praxair's debt is largely denominated in U.S. Dollars while adjusted EBITDA has been impacted by negative currency movements.

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
The following are the non-GAAP measures presented in the MD&A:

	September 30,
(Dollar amounts in millions, except per share data)	2015	2014
Debt-to-capital	66.1%	55.7%
After-tax return on capital	12.5%	12.6%
Return on equity	32.5%	28.2%
Adjusted EBITDA for the quarter ended	$906	$1,023
Adjusted EBITDA for the nine months ended	$2,731	$2,992
Debt-to-adjusted EBITDA	2.5	2.2

	Quarter Ended September 30,		Nine Months Ended September 30,
2015 Adjusted amounts:*	2015	2014	2015	2014
Operating profit	$620	$711	$1,869	$2,083
As a percent of sales	23.1%	22.6%	22.8%	22.4%
EBITDA	$906	$1,023	$2,731	$2,992
EBITDA margin	33.7%	32.5%	33.4%	32.2%
Effective tax rate	28.0%	28.1%	28.0%	28.0%
Net income - Praxair, Inc.	$419	$477	$1,255	$1,392
Diluted earnings per share	1.46	1.62	4.33	4.70
* The adjusted amounts for 2015 exclude the impact of the cost reduction program and other charges of $172 million ($130 million net of tax and noncontrolling interest). See Note 2 to the condensed consolidated financial statements.

Debt-to-Capital Ratio
The debt-to-capital ratio is a measure used by investors, financial analysts and management to provide a measure of financial leverage and insights into how the company is financing its operations.

	Nine Months Ended September 30,
	2015	2014
(Dollar amounts in millions)
Debt	$9,517	$9,121
Less: cash and cash equivalents	(136)	(168)
Net debt	9,381	8,953
Equity and redeemable noncontrolling interests
Redeemable noncontrolling interests	169	190
Praxair, Inc. shareholders’ equity	4,264	6,552
Noncontrolling interests	380	388
Total equity and redeemable noncontrolling interests	4,813	7,130
Capital	$14,194	$16,083
DEBT-TO-CAPITAL RATIO	66.1%	55.7%
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

	2015			2014
	Four Quarter Trailing	Nine Months Ended	Three Months Ended	Four Quarter Trailing	Nine Months Ended	Three Months Ended
		September 30, 2015	December 31, 2014		September 30, 2014	December 31, 2013
(Dollar amounts in millions)
Adjusted operating profit (see below)	$2,532	$1,869	$663	$2,773	$2,083	$690
Less: adjusted income taxes (see below)	(651)	(490)	(161)	(728)	(546)	(182)
Less: tax benefit on interest expense*	(45)	(33)	(12)	(49)	(38)	(11)
Add: equity income	43	31	12	39	30	9
Net operating profit after-tax (NOPAT)	$1,879	$1,377	$502	$2,035	$1,529	$506
Capital:
September 30th,	$14,194			$16,083
June 30th,	$14,730			$16,492
March 31st,	$14,842			$16,319
December 31st, 2014 & 2013	$15,318			$15,983
September 30th, 2014 & 2013	$16,083			$15,757
Five-quarter average	$15,033			$16,127
AFTER-TAX ROC	12.5%			12.6%

*	Tax benefit on interest expense is computed using the effective rate. The effective tax rate used was 28% for 2015 and 2014.

Return on Praxair, Inc. Shareholders’ Equity (ROE)
Return on Praxair, Inc. shareholders’ equity is a measure used by investors, financial analysts and management to evaluate operating performance from a Praxair shareholder perspective. ROE measures the net income attributable to Praxair, Inc. that the company was able to generate with the money shareholders have invested.

	2015			2014
	Four Quarter Trailing	Nine Months Ended	Three Months Ended	Four Quarter Trailing	Nine Months Ended	Three Months Ended
		September 30, 2015	December 31, 2014		September 30, 2014	December 31, 2013
(Dollar amounts in millions)
Adjusted Net income - Praxair, Inc. (see below)	$1,715	$1,255	$460	$1,854	$1,392	$462
Praxair, Inc. shareholders’ equity
September 30th,	$4,264			$6,552
June 30th,	$4,964			$6,911
March 31st,	$5,018			$6,600
December 31st, 2014 & 2013	$5,623			$6,609
September 30th, 2014 & 2013	$6,552			$6,210
Five-quarter average	$5,284			$6,576
ROE	32.5%			28.2%

Adjusted EBITDA, Adjusted EBITDA Margin and Debt-to-Adjusted EBITDA Ratio
These measures are used by investors, financial analysts and management to assess a company’s ability to meet its financial obligations.

	Quarter Ended September 30,
	2015	2014
(Dollar amounts in millions)
Adjusted net income - Praxair, Inc. (see below)	$419	$477
Add: noncontrolling interest	12	13
Add: interest expense - net	35	45
Add: adjusted income taxes (see below)	164	187
Add: depreciation and amortization	276	301
Adjusted EBITDA	$906	$1,023

Reported Sales	$2,686	$3,144
Adjusted EBITDA Margin	33.7%	32.5%

	2015			2014
	Four Quarter Trailing	Nine Months Ended	Three Months Ended	Four Quarter Trailing	Nine Months Ended	Three Months Ended
		September 30, 2015	December 31, 2014		September 30, 2014	December 31, 2013
(Dollar amounts in millions)
Adjusted net income - Praxair, Inc. (see below)	$1,715	$1,255	$460	$1,854	$1,392	$462
Add: adjusted noncontrolling interest (see below)	47	36	11	58	41	17
Add: adjusted interest expense - net (see below)	162	119	43	172	134	38
Add: adjusted income taxes (see below)	651	490	161	728	546	182
Add: depreciation and amortization	1,122	831	291	1,166	879	287
ADJUSTED EBITDA	$3,697	$2,731	$966	$3,978	$2,992	$986

Reported Sales		8,181			9,283
Adjusted EBITDA Margin		33.4%			32.2%

Net Debt:
September 30th	$9,381			$8,953
June 30th,	$9,211			$8,992
March 31st,	$9,279			$9,126
December 31st, 2014 & 2013	$9,132			$8,673
September 30th, 2014 & 2013	$8,953			$8,892
Five-quarter average	$9,191			$8,927
DEBT-TO-ADJUSTED EBITDA RATIO	2.5			2.2

Adjusted Amounts
The adjusted amounts for 2015 exclude the impact of the second quarter cost reduction program and other charges of $146 million ($112 million net of tax and noncontrolling interest), the third quarter cost reduction program and other charges of $19 million ($13 million net of tax) and a pension settlement charge of $7 million ($5 million net of tax). See Note 2 to the condensed consolidated financial statements. Adjusted amounts for the three months ended December 31, 2014 exclude the impact of the Venezuela currency devaluation, pension settlement charge and bond redemption charge. Adjusted amounts for the three months ended December 31, 2013 exclude the impact of a bond redemption charge and income tax benefit. The company does not believe these items are indicative of on-going business trends and, accordingly, the impact is excluded from the reported amounts so that investors can better evaluate and analyze historical and future business trends on a consistent basis. For a description of these items, refer to Notes 2, 5 & 11 to the consolidated financial statements of Praxair’s 2014 Annual Report on Form 10-K.
Certain amounts for 2014 and 2013 have been included for reference purposes and to facilitate the calculations contained herein.

	Quarter Ended September 30,		Nine Months Ended September 30,		Quarter Ended December 31,
(Dollar amounts in millions, except per share data)	2015	2014	2015	2014	2014	2013
Adjusted Operating Profit
Reported operating profit	$594	$711	$1,697	$2,083	$525	$690
Add: Venezuela currency devaluation	—	—	—	—	131	—
Add: Pension settlement charge	7	—	7	—	7	—
Add: Cost reduction program	19	—	165	—	—	—
Total adjustments	26	—	172	—	138	—
Adjusted operating profit	$620	$711	$1,869	$2,083	$663	$690
Reported percent change	(16)%		(19)%		(24)%
Adjusted percent change	(13)%		(10)%		(4)%
Adjusted Interest Expense
Reported interest expense	$35	$45	$119	$134	$79	$56
Less: Bond redemption	—	—	—	—	(36)	(18)
Total adjustments	—	—	—	—	(36)	(18)
Adjusted interest expense	$35	$45	$119	$134	$43	$38
Adjusted Income Taxes and Effective Tax Rate
Reported income taxes	$156	$187	$449	$546	$145	$136
Add: Bond redemption	—	—	—	—	14	6
Add: Income tax benefit	—	—	—	—	—	40
Add: Pension settlement charge	2	—	2	—	2	—
Add: Cost reduction program	6	—	39	—	—	—
Total adjustments	8	—	41	—	16	46
Adjusted income taxes	$164	$187	$490	$546	$161	$182

	Quarter Ended September 30,		Nine Months Ended September 30,		Quarter Ended December 31,
(Dollar amounts in millions, except per share data)	2015	2014	2015	2014	2014	2013
Adjusted Effective Tax Rate
Reported income before income taxes and equity investments	$559	$666	$1,578	$1,949	$446	$634
Add: Bond redemption	—	—	—	—	36	18
Add: Pension settlement charge	7	—	7	—	7	—
Add: Venezuela currency devaluation	—	—	—	—	131	—
Add: Cost reduction program	19	—	165	—	—	—
Total adjustments	26	—	172	—	174	18
Adjusted income before income taxes and equity investments	$585	$666	$1,750	$1,949	$620	$652
Adjusted effective tax rate	28.0%	28.1%	28.0%	28.0%	26.0%	27.9%
Adjusted Noncontrolling Interests
Reported noncontrolling interests	$12	$13	$35	$41	$11	$33
Less: Income tax benefit	—	—	—	—	—	(16)
Add: Cost reduction program	—	—	1	—	—	—
Total adjustments	—	—	1	—	—	(16)
Adjusted Noncontrolling Interests	$12	$13	$36	$41	$11	$17
Adjusted Net Income - Praxair, Inc.
Reported net income - Praxair, Inc.	$401	$477	$1,125	$1,392	$302	$474
Add: Bond redemption	—	—	—	—	22	12
Less: Income tax benefit	—	—	—	—	—	(24)
Add: Pension settlement charge	5	—	5	—	5	—
Add: Venezuela currency devaluation	—	—	—	—	131	—
Add: Cost reduction program	13	—	125	—	—	—
Total adjustments	18	—	130	—	158	(12)
Adjusted net income - Praxair, Inc.	$419	$477	$1,255	$1,392	$460	$462
Reported percent change	(16)%		(19)%		(36)%
Adjusted percent change	(12)%		(10)%		—%

Adjusted Diluted Earnings Per Share
Reported diluted EPS	$1.40	$1.62	$3.88	$4.70
Add: Pension settlement charge	0.02	—	0.02	—
Add: Cost reduction program	0.04	—	0.43	—
Total adjustments	$0.06	$—	$0.45	$—
Adjusted diluted EPS	$1.46	$1.62	$4.33	$4.70
Reported percent change	(14)%		(17)%
Adjusted percent change	(10)%		(8)%
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
The company is subject to regulations in the following areas, among others:

•	Environmental protection including climate change;

•	Domestic and international tax laws and currency controls;

•	Safety;

•	Securities laws (e.g., SEC and generally accepted accounting principles in the United States);

•	Trade and import/ export restrictions;

•	Antitrust matters;

•	Global anti-bribery laws, including the U.S. Foreign Corrupt Practices Act; and

•	Healthcare regulations
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended September 30, 2015 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
July 2015	1,309	$115.41	1,309	$1,896
August 2015	490	$111.12	490	$1,842
September 2015	25	$102.62	25	$1,840
Third Quarter 2015	1,824	$114.08	1,824	$1,840

(1)
On January 28, 2014, the Company's board of directors approved the repurchase of $1.5 billion of its common stock (2014 program) which could take place from time to time on the open market (which could include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions.

(2)
As of September 30, 2015, the Company purchased $1,160 million of its common stock pursuant to the 2014 program, leaving an additional $340 million remaining authorized under the 2014 program. The 2014 program does not have any stated expiration date. In addition, on July 28, 2015, the Company’s board of directors approved the repurchase of $1.5 billion of its common stock (“2015 program”) which could take place from time to time on the open market (which could include the use of 10b5-1 trade plans) or through negotiated transactions, subject to market and business conditions. The 2015 program does not have any stated expiration date. The 2015 program is in addition to the 2014 program.

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

PRAXAIR, INC.

(Registrant)

Date: October 29, 2015	By: /s/ Elizabeth T. Hirsch

Elizabeth T. Hirsch
Vice President and Controller
(On behalf of the Registrant
and as Chief Accounting Officer)