Form 10-K
period 2015-12-31
PRAXAIR INC
filed 2016-02-24
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
___________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Large accelerated filer  ☑    Accelerated filer  ☐    Non- accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2015, was approximately $34 billion (based on the closing sale price of the stock on that date as reported on the New York Stock Exchange).
At January 31, 2016, 284,836,117 shares of common stock of Praxair, Inc. were outstanding.
Documents incorporated by reference:
Portions of the Proxy Statement of Praxair, Inc., for its 2016 Annual Meeting of Shareholders, are incorporated in Part III of this report.

PRAXAIR, INC.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2015

Praxair, Inc. and Subsidiaries
PART I
ITEM 1.     BUSINESS
General
Praxair, Inc. (Praxair or the company) was founded in 1907 and became an independent publicly traded company in 1992. Praxair was the first company in the United States to produce oxygen from air using a cryogenic process and continues to be a major technological innovator in the industrial gases industry.
Praxair is the largest industrial gas supplier in North and South America, is growing in Asia, and has strong, well-established businesses in Europe. Praxair’s primary products in its industrial gases business are atmospheric gases (oxygen, nitrogen, argon, rare gases) and process gases (carbon dioxide, helium, hydrogen, electronic gases, specialty gases, acetylene). The company also designs, engineers, and builds equipment that produces industrial gases primarily for internal use. The company’s surface technologies segment, operated through Praxair Surface Technologies, Inc., supplies wear-resistant and high-temperature corrosion-resistant metallic and ceramic coatings and powders. Praxair’s sales were $10,776 million, $12,273 million, and $11,925 million for 2015, 2014, and 2013, respectively. In 2015, sales were negatively impacted by foreign currency translation versus 2014. Refer to Item 7, Management's Discussion and Analysis, for a discussion of consolidated sales and Note 18 to the consolidated financial statements for additional information related to Praxair’s reportable segments.
Praxair serves a diverse group of industries including healthcare, petroleum refining, manufacturing, beverage carbonation, fiber-optics, steel making, aerospace, chemicals and water treatment. In 2015, 94% of sales were generated in four geographic segments (North America, Europe, South America and Asia) primarily from the sale of industrial gases, with the balance generated from the surface technologies segment. Praxair provides a competitive advantage to its customers by continuously developing new products and applications, which allow them to improve their productivity, energy efficiency and environmental performance.
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
Process gases, including carbon dioxide, hydrogen, carbon monoxide, helium, specialty gases and acetylene are produced by methods other than air separation. Most carbon dioxide is purchased from by-product sources, including chemical plants, refineries and industrial processes and is recovered from carbon dioxide wells. Carbon dioxide is processed in Praxair’s plants to produce commercial and food-grade carbon dioxide. Hydrogen and carbon monoxide are produced by either steam methane reforming of natural gas or by purifying by-product sources obtained from the chemical and petrochemical industries. Most of the helium sold by Praxair is sourced from certain helium-rich natural gas streams in the United States, with additional supplies being acquired from outside the United States. Acetylene can be produced from calcium carbide and water; Praxair purchases a significant percentage as a chemical by-product.
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
Merchant. The merchant business is generally associated with distributable liquid oxygen, nitrogen, argon, carbon dioxide, hydrogen and helium. The deliveries generally are made from Praxair’s plants by tanker trucks to storage containers at the customer's site which are owned and maintained by Praxair and leased to the customer. Due to distribution cost, merchant oxygen and nitrogen generally have a relatively small distribution radius from the plants at which they are produced. Merchant argon, hydrogen and helium can be shipped much longer distances. The customer agreements used in the merchant business are usually three-to seven-year requirement contracts.
Packaged Gases. Customers requiring small volumes are supplied products in metal containers called cylinders, under medium to high pressure. Packaged gases include atmospheric gases, carbon dioxide, hydrogen, helium, acetylene and related products. Praxair also produces and distributes in cylinders a wide range of specialty gases and mixtures. Cylinders may be delivered to the customer’s site or picked up by the customer at a packaging facility or retail store. Packaged gases are generally sold under one to three-year supply contracts and through purchase orders.
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
Surface Technologies
Praxair Surface Technologies is a leading worldwide supplier of coating services and thermal spray consumables to customers in the aircraft, energy, printing, primary metals, petrochemical, textile, and other industries. Its coatings are used to provide wear resistance, corrosion protection, thermal insulation, and many other surface-enhancing functions which serve to extend component life, enable optimal performance, and reduce operating costs. It also manufactures a complete line of electric arc, plasma and wire spray, and high-velocity oxy-fuel ("HVOF") equipment.
Inventories – Praxair carries inventories of merchant and cylinder gases, hardgoods and coatings materials to supply products to its customers on a reasonable delivery schedule. On-site plants and pipeline complexes have limited inventory. Inventory obsolescence is not material to Praxair’s business.
Customers – Praxair is not dependent upon a single customer or a few customers.
International – Praxair is a global enterprise with approximately 56% of its 2015 sales outside of the United States. It conducts industrial gases business through consolidated companies in Argentina, Bahrain, Belgium, Bolivia, Brazil, Canada, Chile, China, Colombia, Costa Rica, Denmark, Dominican Republic, France, Germany, Ghana, India, Italy, Japan, Mexico, the Netherlands, Norway, Paraguay, Peru, Portugal, Puerto Rico, Russia, South Korea, Spain, Sweden, Taiwan, Thailand, United Arab Emirates, the United Kingdom, and Uruguay. Societa Italiana Acetilene & Derivati S.p.A. ("S.I.A.D."), an Italian company accounted for as an equity company, also has established positions in Austria, Bosnia, Bulgaria, Croatia, the Czech Republic, Hungary, Romania, Russia, Serbia, Slovakia, Slovenia and Ukraine. Refrigeration and Oxygen Company Limited ("ROC"), a Middle Eastern company accounted for as an equity company, has operations in the United Arab Emirates, Kuwait and Qatar. Praxair’s surface technologies segment has operations in Brazil, Canada, China, France, Germany, India, Italy, Japan, Singapore, South Korea and the United Kingdom.
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
Employees and Labor Relations – As of December 31, 2015, Praxair had 26,657 employees worldwide. Of this number, 9,959 are employed in the United States. Praxair has collective bargaining agreements with unions at numerous locations throughout the world, which expire at various dates. Praxair considers relations with its employees to be good.
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
Stephen F. Angel, 60, is Chief Executive Officer of Praxair, Inc. since January 1, 2007, and Chairman since May 1, 2007. Before becoming the Chief Executive Officer, Mr. Angel served as President and Chief Operating Officer from March to December 2006, and as Executive Vice President from 2001 to March 2006. Prior to joining Praxair in 2001, Mr. Angel spent 22 years in a variety of management positions with General Electric. Mr. Angel is a director of PPG Industries, Inc. where he serves on the Officers-Directors Compensation Committee, and is the Chairman of the Technology and Environment Committee. He is also a member of the executive committee of The Business Council, the U.S. - Brazil CEO Forum, a member of the Board of the U.S. - China Business Council, and is a former director of the American Chemistry Council.
Guillermo Bichara, 41, was appointed Vice President, General Counsel and Corporate Secretary of Praxair, Inc. effective January 1, 2015. Prior to this, from 2013-2014, he was Associate General Counsel and Assistant Secretary. From 2011-2013, Mr. Bichara served as Associate General Counsel with responsibility for Praxair Europe, Praxair Mexico and corporate transactions. He was Vice President and General Counsel of Praxair Asia from 2007-2011, and joined Praxair in

2006 as director of legal affairs at Praxair Mexico. Prior to joining Praxair, Mr. Bichara served as corporate counsel at CEMEX, Mexico's global leader in the building materials industry, and was a foreign associate and counsel, respectively, at the law firms of Skadden, Arps, Slate, Meagher & Flom and White & Case.
Elizabeth T. Hirsch, 62, is Vice President and Controller of Praxair, Inc. since December 2010. Prior to becoming Controller, she served as Praxair’s Director of Investor Relations since 2002 and as Vice President of Investor Relations since October 2010. She joined Praxair in 1995 as Director of Corporate Finance and later served as Assistant Treasurer. Previously, she had fifteen years of experience in corporate banking, primarily at Manufacturers Hanover Trust Company.
Karen L. Keegans, 50, was appointed Vice President and Chief Human Resources officer in 2014. Ms. Keegans joined Praxair in 2012 as vice president, HR, North America, from Monsanto where she had spent the previous six years. While at Monsanto, Ms. Keegans had increasing HR leadership roles, gaining global exposure across all business areas and was most recently VP, HR, Global Manufacturing.
Eduardo F. Menezes, 52, was promoted to Executive Vice President from Senior Vice President effective March 1, 2012. He oversees Praxair’s businesses in Europe, Mexico, and South America, and Praxair’s U.S. and global hydrogen operations. From 2010 to March 2011, he was a Vice President of Praxair with responsibility for the North American Industrial Gases business. From 2007 to 2010, he was President of Praxair Europe. He served as Managing Director of Praxair’s business in Mexico from 2004 to 2007, as Vice President and General Manager for Praxair Distribution, Inc. from 2003 to 2004 and as Vice President, U.S. West Region, for North American Industrial Gases, from 2000 to 2003.
Anne K. Roby, age 51, was named Senior Vice President on January 1, 2014, responsible for Global Supply Systems, R&D, Global Market Development, Global Operations Excellence, Global Procurement, Sustainability and Safety, Health and Environment. From 2011-2013, she served as President of Praxair Asia, responsible for Praxair’s industrial gases business in China, India, South Korea and Thailand as well as the electronics market globally. In 2010, Dr. Roby became President of Praxair Electronics, after having served as Vice President, Global Sales, for Praxair from 2009-2010. Prior to this, she was Vice President of the U.S. South Region from 2006-2009. Dr. Roby joined Praxair in 1991 as a development associate in the Company’s R&D organization and was promoted to other positions of increasing responsibility.
Scott E. Telesz, 48, was promoted to Executive Vice President from Senior Vice President, effective March 1, 2012. He is responsible for Praxair’s U.S. atmospheric gases businesses, and it’s business in Canada, Praxair Distribution, Praxair Surface Technologies, and Helium-Rare Gases. Before joining Praxair in 2010, he was a Vice President from 2007 to 2010 of SABIC Innovative Plastics, a major division of Riyadh-based Saudi Basic Industries Corporation, a global manufacturer of chemicals, fertilizers, plastics and metals. From 1998 to 2007, he held a variety of general management positions with General Electric, and from 1989 to 1998, Mr. Telesz held several positions, including Engagement Manager, in the United States and Australia, with McKinsey & Company.

Matthew J. White, 43, was appointed Senior Vice President and Chief Financial Officer effective January 1, 2014. Prior to this, Mr. White was President of Praxair Canada from 2011-2014. Mr. White joined Praxair in 2004 as finance director of Praxair’s largest business unit, North American Industrial Gases. In 2008, he became Vice President and Controller of Praxair, then was named Vice President and Treasurer in 2010. Before joining Praxair, Mr. White was vice president, finance, at Fisher Scientific and before that he held various financial positions, including group controller, at GenTek, a manufacturing and performance chemicals company.
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
Praxair serves a diverse group of industries across more than 50 countries, which generally leads to financial stability through various business cycles. However, a broad decline in general economic or business conditions in the industries served by its customers could adversely affect the demand for Praxair’s products and impair the ability of our customers to satisfy their obligations to the company, resulting in uncollected receivables and/or unanticipated contract terminations or project delays. In addition, many of the company’s customers are in businesses that are cyclical in nature, such as the chemicals, electronics, metals and energy industries. Downturns in these industries may adversely impact the company during these cycles. Additionally, such conditions could impact the utilization of the company’s manufacturing capacity which may require the company to recognize impairment losses on tangible assets such as property, plant and equipment as well as intangible assets such as goodwill, customer relationships or intellectual property.
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
Changes in these or other regulatory areas may impact the company’s profitability, may require the company to spend additional resources to comply with the regulations, or may restrict the company’s ability to compete effectively in the marketplace. Noncompliance with such laws and regulations could result in penalties or sanctions that could have an adverse impact on the company’s financial results and/or reputation. Environmental protection is discussed further below.
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
The following is a description of production facilities for Praxair by segment. No significant portion of these assets was leased at December 31, 2015. Generally, these facilities are fully utilized and are sufficient to meet our manufacturing needs.
North America
The North America segment operates production facilities in the U.S., Canada and Mexico, approximately 255 of which are cryogenic air separation plants, hydrogen plants and carbon dioxide plants. There are five major pipeline complexes in North America located in Northern Indiana, Houston, along the Gulf Coast of Texas, Detroit and Louisiana. Also located throughout North America are packaged gas facilities, specialty gas plants, helium plants and other smaller plant facilities.

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
Asia
The Asia segment has production facilities located primarily in China, Korea, India and Thailand, approximately 55 of which are cryogenic air separation plants. Also located throughout Asia are noncryogenic air separation, carbon dioxide, hydrogen, packaged gas and other production facilities.
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
The principal market for the company’s common stock (ticker symbol: PX) is the New York Stock Exchange ("NYSE"). At December 31, 2015 there were 12,589 shareholders of record.
NYSE quarterly stock price and dividend information

Market Price	Trading High	Trading Low	Close	Dividend Per Share
2015
First Quarter	$130.38	$119.69	$120.74	$0.715
Second Quarter	$124.99	$117.19	$119.55	$0.715
Third Quarter	$120.51	$98.55	$101.86	$0.715
Fourth Quarter	$118.58	$99.59	$102.40	$0.715
2014
First Quarter	$135.24	$121.22	$130.97	$0.65
Second Quarter	$134.84	$126.47	$132.84	$0.65
Third Quarter	$134.06	$126.58	$129.00	$0.65
Fourth Quarter	$132.95	$117.32	$129.56	$0.65
Praxair’s annual dividend on its common stock for 2015 was $2.86 per share. On January 26, 2016, Praxair’s Board of Directors declared a dividend of $0.75 per share for the first quarter of 2016, or $3.00 per share annualized, which may be changed as Praxair’s earnings and business prospects warrant. The declaration of dividends is a business decision made by the Board of Directors based on Praxair’s earnings and financial condition and other factors the Board of Directors considers relevant.
Purchases of Equity Securities – Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the three months ended December 31, 2015 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
October 2015	1	$99.76	1	$1,840
November 2015	73	$112.05	73	$1,832
December 2015	115	$109.05	115	$1,819
Fourth Quarter 2015	189	$110.16	189	$1,819

________________________

(1)
On January 28, 2014, the Company’s board of directors approved the repurchase of $1.5 billion of its common stock ("2014 program") which could take place from time to time on the open market (which could include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions.

(2)
As of December 31, 2015, the Company had purchased $1,181 million of its common stock pursuant to the 2014 program, leaving an additional $319 million remaining authorized under the 2014 program. The 2014 program does not have any stated expiration date. In addition, on July 28, 2015, the Company's board of directors approved the repurchase of $1.5 billion of its common stock ("2015 program") which could take place from time to time on the open market (which could include the use of 10b5-1 trade plans) or through negotiated transactions, subject to market and business conditions. The 2015 program does not have any stated expiration date. The 2015 program is in addition to the 2014 program.

Peer Performance Table – The graph below compares the most recent five-year cumulative returns of Praxair’s common stock with those of the Standard & Poor’s 500 Index ("SPX") and the S5 Materials Index ("S5MATR") which covers 30 companies, including Praxair. The figures assume an initial investment of $100 on December 31, 2010 and that all dividends have been reinvested.

	2010	2011	2012	2013	2014	2015
PX	$100	$114	$120	$145	$148	$120
SPX	$100	$102	$118	$156	$178	$180
S5MATR	$100	$90	$104	$130	$140	$128

ITEM 6.      SELECTED FINANCIAL DATA
FIVE-YEAR FINANCIAL SUMMARY
(Dollar amounts in millions, except per share data)

Year Ended December 31,	2015(a)	2014(a)	2013(a)	2012(a)	2011(a)
From the Consolidated Statements of Income
Sales	$10,776	$12,273	$11,925	$11,224	$11,252
Cost of sales, exclusive of depreciation and amortization	5,960	6,962	6,744	6,396	6,458
Selling, general and administrative	1,152	1,308	1,349	1,270	1,239
Depreciation and amortization	1,106	1,170	1,109	1,001	1,003
Research and development	93	96	98	98	90
Cost reduction program and other charges – net	172	138	32	65	1
Other income (expenses) – net	28	9	32	43	7
Operating profit	2,321	2,608	2,625	2,437	2,468
Interest expense – net	161	213	178	141	145
Income before income taxes and equity investments	2,160	2,395	2,447	2,296	2,323
Income taxes	612	691	649	586	641
Income before equity investments	1,548	1,704	1,798	1,710	1,682
Income from equity investments	43	42	38	34	40
Net income (including noncontrolling interests)	1,591	1,746	1,836	1,744	1,722
Noncontrolling interests	(44)	(52)	(81)	(52)	(50)
Net income – Praxair, Inc.	$1,547	$1,694	$1,755	$1,692	$1,672
Per Share Data – Praxair, Inc. Shareholders
Basic earnings per share	$5.39	$5.79	$5.94	$5.67	$5.53
Diluted earnings per share	$5.35	$5.73	$5.87	$5.61	$5.45
Cash dividends per share	$2.86	$2.60	$2.40	$2.20	$2.00
Weighted Average Shares Outstanding (000’s)
Basic shares outstanding	287,005	292,494	295,523	298,316	302,237
Diluted shares outstanding	289,055	295,608	298,965	301,845	306,722
Other Information and Ratios
Total assets	$18,319	$19,769	$20,223	$18,062	$16,333
Total debt	$9,231	$9,225	$8,779	$7,334	$6,539
Cash flow from operations	$2,682	$2,868	$2,917	$2,752	$2,455
Net cash used for investing activities	$(1,303)	$(1,803)	$(3,237)	$(2,378)	$(2,005)
Net cash used for financing activities	$(1,297)	$(1,008)	$328	$(303)	$(380)
Adjusted EBITDA (b)	$3,642	$3,958	$3,804	$3,537	$3,512
Capital expenditures	$1,541	$1,689	$2,020	$2,180	$1,797
Acquisitions, net of cash acquired	$82	$206	$1,323	$280	$294
After-tax return on capital (b)	12.6%	12.7%	12.8%	13.9%	14.8%
Return on equity (b)	34.6%	28.7%	28.6%	28.9%	28.1%
Debt-to-capital ratio (b)	64.9%	59.5%	54.2%	51.8%	51.7%
Debt-to-adjusted EBITDA (b)	2.5	2.3	2.2	1.9	1.7
Shares outstanding (000’s)	284,879	289,262	294,134	296,229	298,530
Number of employees	26,657	27,780	27,560	26,539	26,184

________________________

(a)
Amounts for 2015 include: (i) a pre-tax charge of $165 million ($125 million after-tax, or $0.43 per diluted share) related to the cost reduction program and other charges; and (ii) a pre-tax charge of $7 million ($5 million after-tax, or $0.02 per diluted share) related to a pension settlement.

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
BUSINESS OVERVIEW
Praxair is the largest industrial gases supplier in North and South America, has strong, well-established businesses in Europe and has a growing business in Asia. The Company's primary products in its industrial gases business are atmospheric gases (oxygen, nitrogen, argon, rare gases) and process gases (carbon dioxide, helium, hydrogen, electronic gases, specialty gases, acetylene). The company also designs, engineers, and builds equipment that produces industrial gases primarily for internal use. The company’s surface technologies segment supplies wear-resistant and high-temperature corrosion-resistant metallic and ceramic coatings and powders. Praxair Surface Technologies supplies high-performance coatings that protect metal parts from wear, corrosion and high heat. Praxair’s industrial gas operations are managed on a geographical basis and in 2015, 94% of sales were generated in four geographic segments (North America, Europe, South America, and Asia). The surface technologies segment generated the remaining 6% of sales.
Praxair serves a diverse group of industries including healthcare, petroleum refining, manufacturing, beverage carbonation, fiber-optics, steel making, aerospace, chemicals and water treatment. The diversity of end-markets creates financial stability for Praxair in varied business cycles.
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
Praxair manufactures and distributes its products through networks of hundreds of production plants, pipeline complexes, distribution centers and delivery vehicles. Major pipeline complexes are located in the United States, Brazil, Spain and Germany. These networks are a competitive advantage, providing the foundation of reliable product supply to the company’s customer base. The majority of Praxair’s business is conducted through long-term contracts which provide stability in cash flow and the ability to pass through changes in energy and feedstock costs to customers. The company has growth opportunities in all major geographies and in diverse end-markets such as energy, chemicals, metals, healthcare, food and beverage, and aerospace.

EXECUTIVE SUMMARY – FINANCIAL RESULTS & OUTLOOK
2015 Year in review
Praxair's results in 2015 were challenged by significant foreign currency headwinds due to a strengthening U.S. Dollar and slowing global growth. Despite the difficult macro-economic environment, the company delivered volume growth from new project start-ups in Asia, Europe and North America, which was more than offset by lower base business volumes, primarily in North and South America due to weaker industrial activity. In addition, higher overall pricing and acquisitions contributed to year-over-year growth. Strong cost control and productivity savings were instrumental in offsetting the impact of weaker volumes on earnings.

•
Sales of $10,776 million were 12% below 2014 sales of $12,273 million. Excluding negative currency impacts which reduced sales by 10%, and lower cost pass-through, sales were comparable with the prior year.

•
Reported operating profit of $2,321 million was 11% below 2014. Adjusted operating profit of $2,493 million was 9% below adjusted operating profit in 2014, and 1% above the prior year excluding negative currency translation. Higher pricing, productivity and cost reduction offset the impact of lower volumes. Adjusted operating profit margin was 23.1% compared 22.4% in the prior year.*

•
Reported net income – Praxair, Inc. of $1,547 million and diluted earnings per share of $5.35 decreased from $1,694 million and $5.73, respectively, in 2014. Adjusted net income – Praxair, Inc. of $1,677 million and adjusted diluted earnings per share of $5.80 were 9% and 7% below 2014 adjusted amounts, respectively. Earnings per share fell less than net income due to lower shares outstanding as a result of net share repurchases during the year.*

•
Cash flow from operations was a strong $2,682 million, 25% of sales. Capital expenditures were $1,541 million, primarily for investments in growth and density; dividends were $819 million; and net common stock purchases were $637 million.

2016 Outlook

•
Diluted earnings per share are forecasted to be in the range of $5.30 to $5.70. This guidance excludes the impact of a bond redemption expected to occur in the first quarter (see Note 11 to the consolidated financial statements).

•	Effective tax rate of approximately 28%.

•	Capital expenditures of approximately $1.5 billion.

•
The company’s core business is to build, own, and operate industrial gas plants in order to supply atmospheric and process gases to customers. As such, Praxair believes that its project backlog is one indicator of future sales growth. At December 31, 2015, Praxair’s backlog of 18 large projects under construction was $1.5 billion. This represents the total estimated capital cost of large plants under construction. North America represents about one-half of the backlog. The remaining backlog resides in Asia, Europe, and South America. These plants will supply customers in the energy, chemical, manufacturing, electronics and metals markets.

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

CONSOLIDATED RESULTS AND OTHER INFORMATION
The following table provides selected data for 2015, 2014, and 2013:

				Variance
(Dollar amounts in millions, except per share data) Year Ended December 31,	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Reported Amounts:
Sales	$10,776	$12,273	$11,925	(12)%	3%
Gross margin (a)	$4,816	$5,311	$5,181	(9)%	3%
As a percent of sales	44.7%	43.3%	43.4%
Selling, general and administrative	$1,152	$1,308	$1,349	(12)%	(3)%
As a percent of sales	10.7%	10.7%	11.3%
Depreciation and amortization	$1,106	$1,170	$1,109	(5)%	6%
Cost reduction program and other charges (b)	$172	$138	$32
Other income (expenses) – net	$28	$9	$32
Operating profit	$2,321	$2,608	$2,625	(11)%	(1)%
Operating margin	21.5%	21.2%	22.0%
Interest expense – net	$161	$213	$178	(24)%	20%
Effective tax rate	28.3%	28.9%	26.5%
Income from equity investments	$43	$42	$38	2%	11%
Noncontrolling interests	$(44)	$(52)	$(81)	(15)%	(36)%
Net income – Praxair, Inc.	$1,547	$1,694	$1,755	(9)%	(3)%
Diluted earnings per share	$5.35	$5.73	$5.87	(7)%	(2)%
Diluted shares outstanding	289,055	295,608	298,965	(2)%	(1)%
Number of employees	26,657	27,780	27,560
Adjusted Amounts (c):
Operating profit	$2,493	$2,746	$2,657	(9)%	3%
Operating margin	23.1%	22.4%	22.3%
Interest expense – net	$161	$177	$160	(9)%	11%
Effective tax rate	28.0%	27.5%	28.0%
Noncontrolling interests	$(45)	$(52)	$(65)
Net income – Praxair, Inc.	$1,677	$1,852	$1,772	(9)%	5%
Diluted earnings per share	$5.80	$6.27	$5.93	(7)%	6%

________________________

(a)	Gross margin excludes depreciation and amortization expense.

(b)	See Note 2 to the consolidated financial statements.

(c)
Adjusted amounts are non-GAAP measures. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A. See Notes 2, 5 and 7 to the consolidated financial statements.

Results of Operations
The following table provides a summary of changes in consolidated sales and adjusted operating profit:

	2015 vs. 2014		2014 vs. 2013
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	(2)%	(5)%	3%	1%
Price	1%	6%	2%	8%
Cost pass-through	(2)%	—%	—%	—%
Currency	(10)%	(10)%	(3)%	(3)%
Acquisitions/Divestitures	1%	—%	1%	1%
Other	—%	—%	—%	(4)%
Cost reduction program and other charges	—%	(2)%	—%	(4)%
Reported	(12)%	(11)%	3%	(1)%
Cost reduction program and other charges	—%	2%	—%	4%
Adjusted	(12)%	(9)%	3%	3%
The following tables provide consolidated sales by end-market and distribution method:

	% of Sales			% Change*
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Sales by End-Markets
Manufacturing	24%	24%	24%	(4)%	3%
Metals	17%	17%	17%	(2)%	4%
Energy	13%	14%	13%	(2)%	8%
Chemicals	10%	10%	10%	(3)%	1%
Electronics	8%	7%	8%	5%	—%
Healthcare	8%	8%	8%	4%	4%
Food & Beverage	9%	8%	8%	7%	7%
Aerospace	3%	3%	3%	3%	1%
Other	8%	9%	9%	(8)%	10%
	100%	100%	100%

* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	% of Sales
	2015	2014	2013
Sales by Distribution Method
On-Site	29%	29%	27%
Merchant	34%	34%	34%
Packaged Gas	28%	28%	30%
Other	9%	9%	9%
	100%	100%	100%

2015 Compared With 2014

Sales decreased 12% to $10,776 million in 2015 compared to $12,273 million in 2014. The decrease is primarily due to negative currency translation impacts of 10% and lower cost pass-through which reduced sales by 2%. Excluding these impacts, sales were comparable to prior year. Lower overall volumes which decreased sales by 2%, primarily in North and South America, were offset by a 1% increase from higher pricing in most segments. Acquisitions increased sales by 1%.
Gross margin decreased $495 million, or 9%, versus 2014 primarily due to lower sales. Gross margin as a percentage of sales improved to 44.7% in 2015 from 43.3% in 2014 primarily due to higher overall pricing and lower cost pass-through.
Selling, general and administrative ("SG&A") expenses decreased $156 million or 12% in 2015 to $1,152 million, or 10.7% of sales, versus $1,308 million, or 10.7% of sales, for 2014. Currency impacts decreased SG&A by $135 million and cost reduction actions in response to weak underlying business trends also reduced SG&A.
Depreciation and amortization expense decreased $64 million versus 2014. This decrease was primarily due to currency effects which reduced depreciation and amortization expense by $109 million. This was partially offset by higher depreciation expense primarily related to new project start-ups.
Other income (expenses) – net in 2015 was a $28 million benefit versus a $9 million benefit in 2014 (see Note 7 to the consolidated financial statements for a summary of major components). Other income in 2015 includes a $28 million gain from the sale of a packaged gas business in the United States to an existing equity investment.
Reported operating profit of $2,321 million in 2015 was $287 million, or 11% lower than reported operating profit of $2,608 million in 2014. 2015 included charges of $165 million related to cost reduction actions and a $7 million charge related to a pension settlement. 2014 included a $131 million charge related to Venezuela currency devaluation and a $7 million charge related to a pension settlement. Refer to note 2 of the consolidated financial statements for a further discussion of these items. Excluding the impact of these items, adjusted operating profit of $2,493 million in 2015 was $253 million, or 9% lower than adjusted operating profit of $2,746 million in 2014. Higher pricing, productivity and cost control increased operating profit but was more than offset by the negative impacts of foreign currency translation and lower volumes. A discussion of operating profit by segment is included in the segment discussion that follows.
Reported interest expense – net in 2015 decreased $52 million, versus 2014. 2014 included charges of $36 million relating to the early redemption of notes (see note 11 to the consolidated financial statements). Excluding this charge, adjusted interest expense decreased $16 million. Lower overall interest rates reduced interest expense by approximately $32 million. This decrease was partially offset by higher debt levels and lower capitalized interest which increased interest expense by approximately $11 million and $5 million, respectively, versus 2014. The amount of interest capitalized decreased due to lower interest rates, lower construction in progress, and currency impacts. See Note 7 to the consolidated financial statements for further information relating to interest expense.
The effective tax rate ("ETR") for 2015 was 28.3% versus 28.9% in 2014. The adjusted effective tax rate was 28% in 2015 versus 27.5% in 2014. The increase in the ETR was primarily due to the impact of foreign tax differentials (see Note 5 to the consolidated financial statements).
Praxair’s significant equity investments are in the United States, China, Italy, and the Middle East. Equity income increased $1 million in 2015.
At December 31, 2015, reported noncontrolling interests consisted primarily of noncontrolling shareholders’ investments in Asia (primarily in China and India), Europe (primarily in Italy and Scandinavia), and North America (primarily within the U.S. packaged gas business). Noncontrolling interest decreased $8 million to $44 million in 2015 from $52 million in 2014. This decrease was due primarily to lower earnings in Italy, including a tax rate change, and China, and currency impacts.
Reported net income - Praxair, Inc. in 2015 was $1,547 million, or $147 million lower than net income - Praxair, Inc. of $1,694 million in 2014. Adjusted net income – Praxair, Inc. of $1,677 million in 2015 was $175 million, or 9% lower than adjusted net income – Praxair, Inc. of $1,852 million in 2014. Adjusted net income - Praxair, Inc. decreased primarily due to negative foreign currency translation impacts, partially offset by lower interest expense.
Reported diluted earnings per share ("EPS") of $5.35 in 2015 decreased $0.38 per diluted share, or 7% from $5.73 in 2014. The decrease included a $0.02 pension settlement charge and a $0.43 charge related to the cost reduction actions. Adjusted diluted EPS of $5.80 in 2015 decreased $0.47 per diluted share, or 7%, from adjusted diluted EPS of $6.27 in 2014. The decrease in adjusted diluted EPS was primarily due to lower adjusted net income – Praxair, Inc. due primarily to foreign currency translation impacts, partially offset by a 2% decrease in the number of diluted shares outstanding as a result of the company’s net repurchases of common stock.
Other comprehensive loss for the year ended December 31, 2015 of $1,458 million includes negative currency translation adjustments of $1,514 million and a positive impact of $56 million related to an improvement in the funded status of Praxair's retirement obligations. The negative translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars and resulted from a strengthening U.S. dollar versus most foreign currencies. The negative currency translation adjustments included $762 million in South America, $346 million in North America, $236 million in Asia, and $94 million in Europe. The positive funded status - retirement obligations adjustment resulted primarily from the effect of higher discount rates somewhat offset by lower than expected actual return on assets. See the “Currency” section of the MD&A, and Notes 7 and 16 to the consolidated financial statements.
The number of employees at December 31, 2015 was 26,657, a decrease of 1,123 employees from December 31, 2014. This decrease primarily reflects the impact of cost reduction programs implemented during the current year.

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

Climate Change

Praxair operates in jurisdictions that have, or are developing, laws and/or regulations to reduce or mitigate the perceived adverse effects of greenhouse gas ("GHG") emissions and faces a highly uncertain regulatory environment in this area. For example, the U.S. Environmental Protection Agency ("EPA") has promulgated rules requiring reporting of GHG emissions, and Praxair and many of its suppliers and customers are subject to these rules. EPA has also promulgated regulations to restrict GHG emissions, including final rules regulating GHG emissions from light-duty vehicles and certain large manufacturing facilities, many of which are Praxair suppliers or customers. More recently, EPA promulgated carbon dioxide regulations for both new and existing power plants, which will require controls on GHG emissions from certain suppliers of power to Praxair’s operations. In addition to these developments in the United States, GHGs are regulated in the European Union under the Emissions Trading System, which has wide implications for our customers and may impact certain operations of Praxair in Europe. There are also requirements for mandatory reporting in Quebec, Canada, which apply to certain Praxair operations and will be used in developing cap-and-trade regulations on GHG emissions. These regulations, as well as similar regulations that have been proposed in Ontario, Canada, are expected to impact certain Praxair facilities in Canada. Climate change and energy efficiency laws and policies are also being widely introduced in jurisdictions throughout Latin America, Mexico and parts of Asia. China has announced plans to launch a national carbon emissions trading system, though it does not appear the regulations will have a direct impact on GHG emissions from Praxair facilities. Among other impacts, such regulations are expected to raise the costs of energy, which is a significant cost for Praxair. Nevertheless, Praxair's customer contracts routinely provide rights to recover increased electricity, natural gas, and other costs that are incurred by the company as a result of Climate Change regulation.

Praxair anticipates continued growth in its hydrogen business, as hydrogen is essential to refineries that use it to remove sulfur from transportation fuels in order to meet ambient air quality standards in the United States. Hydrogen production plants and a large number of other manufacturing and electricity-generating plants have been identified under California law as a source of carbon dioxide emissions and these plants are subject to cap-and-trade regulations in that state. Praxair believes it will be able to mitigate the costs of these regulations through the terms of its product supply contracts. However, legislation that limits GHG emissions may impact growth by increasing operating costs and/or decreasing demand.

To manage business risks from current and potential GHG emission regulation, Praxair actively monitors current developments, evaluates the direct and indirect business risks, and takes appropriate actions. Among others, actions include: increasing relevant resources and training; consulting with vendors, insurance providers and industry experts; incorporating GHG provisions in commercial agreements; and conducting regular reviews of the business risks with management. Although there are considerable uncertainties, Praxair believes that the business risk from potential regulations can be effectively managed through its commercial contracts. Additionally, Praxair does not anticipate any material effects regarding its plant operations or business arising from potential physical risks of climate change.

Praxair continuously seeks opportunities to reduce its own energy use and GHG footprint through rigorous energy efficiency, investment in renewable energy, and purchasing hydrogen as a chemical byproduct where feasible. Praxair maintains a range of internal targets that drive reductions in its energy and GHG and are reported annually to Praxair's Board of Directors.

At the same time, Praxair may benefit from business opportunities arising from governmental regulation of GHG and other emissions; uncertain costs of energy and certain natural resources; the development of renewable energy alternatives; and new technologies that help extract natural gas, improve air quality, increase energy efficiency and mitigate the impacts of climate change. Praxair continues to develop new applications that can lower emissions, including GHG emissions, in Praxair's processes and help customers lower energy consumption and increase product throughput. Stricter regulation of water quality in emerging economies such as China provide a growing market for a number of gases, e.g., oxygen for wastewater treatment. Increase concern about drought in areas such as California may create a market for carbon dioxide for desalination. Renewable fuel standards in the European Union and U.S. create a market for second-generation biofuels which use of industrial gases such as oxygen, carbon dioxide, and hydrogen.

Costs Relating to the Protection of the Environment

Environmental protection costs in 2015 included approximately $13 million in capital expenditures and $29 million of expenses. Praxair anticipates that future annual environmental protection expenditures will be similar to 2015, subject to any significant changes in existing laws and regulations. Based on historical results and current estimates, management does not believe that environmental expenditures will have a material adverse effect on the consolidated financial position, the consolidated results of operations or cash flows in any given year.

Legal Proceedings
See Note 17 to the consolidated financial statements for information concerning legal proceedings.

Retirement Benefits
Pensions
The net periodic benefit cost for the U.S. and International pension plans was $98 million in 2015, $82 million in 2014 and $119 million in 2013. Consolidated net periodic benefit cost included settlement charges of $7 million, $7 million and $9 million in 2015, 2014 and 2013, respectively.

The funded status (pension benefit obligation ("PBO") less the fair value of plan assets) for the U.S. plans was a deficit of $483 million as December 31, 2015 versus a deficit of $443 million at December 31, 2014. The increase in the deficit was primarily due to annual service and interest costs, partially offset by higher discount rates.
Global pension contributions were $15 million in 2015, $18 million in 2014 and $52 million in 2013. At a minimum, Praxair contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the timing of discretionary contributions from year to year. Estimated required contributions for 2016 are currently expected to be in the range of $10 million to $15 million.
Praxair assumes an expected return on plan assets for 2016 in the United States of 8.00%, which is consistent with the long-term expected return on its investment portfolio.
Excluding the impact of any settlements, 2016 consolidated pension expense is expected to to decrease by about $42 million to approximately $49 million. The decrease is primarily due to lower amortization of net actuarial losses as a result of an increase in discount rates and a change in the approach to measuring service and interest costs. Through 2015, Praxair measured service and interest costs utilizing a single weighted-average discount rate for each plan derived from the yield curve used to measure the respective plan obligations. For 2016, the Company elected to measure service and interest costs for significant plans by applying the specific spot rates along that yield curve to the plan's expected cash flows ("spot rate approach"). The Company believes the new spot rate approach provides a more precise measurement of service and interest costs by aligning the timing of the plans' expected cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of the plans' obligations nor the funded status of the plans and is expected to reduce 2016 pension expense by about $18 million.
Postretirement Benefits Other Than Pensions ("OPEB")
The net periodic benefit cost for OPEB plans was $8 million in 2015, $7 million in 2014 and $11 million in 2013. The funded status deficit decreased $20 million during 2015 primarily due to favorable plan experience.
In 2016, consolidated net periodic benefit costs for the OPEB plans is expected to be approximately $6 million.
See the Critical Accounting Policies section and Note 16 to the consolidated financial statements for a more detailed discussion of the company’s retirement benefits, including a description of the various retirement plans and the assumptions used in the calculation of net periodic benefit cost and funded status.
Insurance
Praxair purchases insurance to limit a variety of property and casualty risks, including those related to property, business interruption, third-party liability and workers’ compensation. Currently, the company self-retains the first $5 million per occurrence for workers’ compensation, general and vehicle liability in the United States and retains $2.5 million to $5 million per occurrence at its various properties worldwide. To mitigate its aggregate loss potential above these retentions, the company purchases insurance coverage from highly rated insurance companies. The company does not currently operate or participate in any captive insurance companies or other non-traditional risk transfer alternatives.
At December 31, 2015 and 2014, the company had recorded a total of $32 million and $33 million, respectively, representing an estimate of the retained liability for the ultimate cost of claims incurred and unpaid as of the balance sheet dates. The estimated liability is established using statistical analysis and is based upon historical experience, actuarial assumptions and professional judgment. These estimates are subject to the effects of trends in loss severity and frequency and are subject to a significant degree of inherent variability. If actual claims differ from the company’s estimates, they will be adjusted at that time and financial results could be impacted.
Praxair recognizes estimated insurance proceeds relating to damages at the time of loss only to the extent of incurred losses. Any insurance recoveries for business interruption and for property damages in excess of the net book value of the property are recognized only when realized or pending payments confirmed by its insurance companies.

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

(Dollar amounts in millions) Year Ended December 31,				Variance
	2015	2014	2013	2015 vs. 2014*	2014 vs. 2013
Sales
North America	$5,865	$6,436	$6,164	(9)%	4%
Europe	1,320	1,546	1,542	(15)%	—%
South America	1,431	1,993	2,042	(28)%	(2)%
Asia	1,551	1,619	1,525	(4)%	6%
Surface Technologies	609	679	652	(10)%	4%
	$10,776	$12,273	$11,925	(12)%	3%
Operating Profit
North America	$1,558	$1,580	$1,538	(1)%	3%
Europe	250	291	270	(14)%	8%
South America	291	449	467	(35)%	(4)%
Asia	289	303	271	(5)%	12%
Surface Technologies	105	123	111	(15)%	11%
Segment operating profit	2,493	2,746	2,657	(9)%	3%
Cost reduction program and other charges	(172)	(138)	(32)
Consolidated operating profit	$2,321	$2,608	$2,625
* Sales variances were negatively impacted by foreign currency translation and by cost pass-through. Similarly, operating profit variances were negatively impacted by foreign currency translation. Refer to the following segment discussions for a quantification of these impacts and the "Currency" section of this MD&A for a summary of the significant currencies and exchange rates used to translate the foreign financial statements to U.S. dollars.

North America

(Dollar amounts in millions) Year Ended December 31,				Variance
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013

Sales	$5,865	$6,436	$6,164	(9)%	4%
Cost of sales, exclusive of depreciation and amortization	3,028	3,514	3,301
Gross margin	2,837	2,922	2,863
Operating expenses	670	731	759
Depreciation and amortization	609	611	566
Operating profit	$1,558	$1,580	$1,538	(1)%	3%
Operating margin	26.6%	24.5%	25.0%

	2015 vs. 2014		2014 vs. 2013
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	(3)%	(4)%	3%	1%
Price	1%	3%	1%	5%
Cost pass-through	(4)%	—%	1%	—%
Currency	(3)%	(4)%	(2)%	(2)%
Acquisitions/Divestitures	—%	—%	1%	1%
Other	—%	4%	—%	(2)%
	(9)%	(1)%	4%	3%
The following tables provide sales by end-market and distribution method:

	% of Sales			% Change*
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Sales by End-Markets
Manufacturing	30%	30%	30%	(4)%	3%
Metals	11%	12%	13%	(11)%	1%
Energy	18%	20%	19%	—%	9%
Chemicals	10%	10%	10%	(6)%	3%
Electronics	5%	4%	5%	15%	7%
Healthcare	7%	7%	7%	4%	2%
Food & Beverage	9%	8%	8%	6%	4%
Aerospace	2%	1%	1%	3%	(1)%
Other	8%	8%	7%	(4)%	8%
	100%	100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	% of Sales
	2015	2014	2013
Sales by Distribution Method
On-Site	28%	30%	28%
Merchant	38%	36%	36%
Packaged Gas	32%	32%	34%
Other	2%	2%	2%
	100%	100%	100%

The North America segment includes Praxair’s industrial gases operations in the United States, Canada and Mexico.
Sales for 2015 decreased $571 million, or 9%, versus 2014. Excluding currency and cost pass-through impacts, organic sales were 2% below the prior year due to lower volumes partially offset by higher pricing. By end-market, sales growth to the electronics, healthcare and food and beverage industries was more than offset by declines in sales to the metals, manufacturing and chemicals industries. On-site volumes to metals customers were lower than the prior year which accounted for the decrease in on-site sales as a percent of total sales in 2015.
Operating profit in 2015 decreased $22 million, or 1% from 2014. Currency translation impacts, primarily the devaluation of both the Mexican Peso and the Canadian Dollar against the U.S. Dollar, reduced operating profit by 4%. Operating profit grew 3% excluding currency translation impacts. Higher pricing, productivity and a $28 million gain from the sale of a packaged gas business to an existing equity investment were partially offset by lower volumes. 2014 included a $9 million benefit related to a change in accounting principle for LIFO inventories in the United States (see notes 1 and 7 to the consolidated financial statements).
Sales for 2014 increased $272 million, or 4%, versus 2013. Underlying sales growth was 4% driven primarily by higher on-site volumes from new project start-ups for hydrogen supply to refinery customers in the United States, higher merchant volumes and higher pricing. Sales grew to the energy, chemicals, manufacturing, and food and beverage end-markets. Strong sales growth to the energy end-market was primarily due to hydrogen project start-ups. Acquisitions, primarily NuCO2, added 5% sales growth and contributed to the 3% increase of total sales represented by the food and beverage end-market in 2013. Higher cost pass-through, primarily higher natural gas prices passed through to hydrogen customers, increased sales by 1%. North American packaged gas sales were above prior year due to solid growth in the U.S. business. However, with the growth in on-site sales due to the start-up of new hydrogen projects and the growth in merchant sales due to the acquisition of NuCO2, packaged gas sales decreased as a percentage of total sales for the segment.
Operating profit for 2014 increased $42 million, or 3% from 2013. Higher pricing, higher volumes from project start-ups and acquisitions contributed to the growth in operating profit. The increase was due to higher gross margin and lower operating expenses, partially offset by $45 million increase in depreciation and amortization expense due to new project start-ups and acquisitions. Operating profit during 2014 included a $9 million benefit related to a change in accounting principle for LIFO inventories in the United States (see notes 1 and 7 to the consolidated financial statements). Operating profit in 2013 included a $23 million customer contract settlement.

Europe

(Dollar amounts in millions) Year Ended December 31,				Variance
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013

Sales	$1,320	$1,546	$1,542	(15)%	—%
Cost of sales, exclusive of depreciation and amortization	749	868	881
Gross margin	571	678	661
Operating expenses	176	219	222
Depreciation and amortization	145	168	169
Operating profit	$250	$291	$270	(14)%	8%
Operating margin	18.9%	18.8%	17.5%

	2015 vs. 2014		2014 vs. 2013
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	1%	1%	—%	2%
Price	1%	3%	1%	5%
Cost pass-through	—%	—%	(1)%	—%
Currency	(17)%	(17)%	(1)%	—%
Acquisitions/Divestitures	—%	—%	1%	3%
Other	—%	(1)%	—%	(2)%
	(15)%	(14)%	—%	8%

The following tables provide sales by end-market and distribution method:

	% of Sales			% Change*
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Sales by End-Markets
Manufacturing	22%	22%	22%	4%	4%
Metals	17%	16%	16%	9%	3%
Energy	6%	7%	6%	(17)%	(4)%
Chemicals	14%	15%	16%	(2)%	(9)%
Electronics	7%	7%	7%	4%	(3)%
Healthcare	11%	11%	11%	—%	(1)%
Food & Beverage	10%	9%	9%	8%	5%
Aerospace	1%	—%	1%	35%	(11)%
Other	12%	13%	12%	(1)%	2%
	100%	100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	% of Sales
	2015	2014	2013
Sales by Distribution Method
On-Site	20%	19%	20%
Merchant	34%	35%	34%
Packaged Gas	42%	43%	43%
Other	4%	3%	3%
	100%	100%	100%

Praxair’s European industrial gases business operates in Spain, Italy, Germany, Russia, the United Kingdom, Scandinavia and the Benelux region.
Sales in 2015 decreased $226 million, or 15% from 2014 primarily due to unfavorable currency translation impacts. Excluding unfavorable currency impacts, sales increased 2% year-over-year due to higher volumes in Russia, Spain, Italy, and Germany and higher pricing. Volume growth was largely due to new on-site project start-ups in Russia which accounted for the increase in on-site sales as a percentage of total segment sales.
Operating profit of $250 million decreased 14% from 2014 primarily due to unfavorable currency translation impacts. Excluding currency impacts, operating profit increased 3% as higher pricing and volumes were partially offset by higher costs.
Sales for 2014 increased $4 million, versus 2013. Excluding unfavorable currency impacts and lower cost pass-through, sales increased 2% year-over-year. The increase came from higher pricing to merchant and packaged gas customers, and acquisitions primarily Dominion Technology Gases Investment Limited acquired in 2013.
Operating profit for 2014 of $291 increased 8% from 2013 primarily driven by higher pricing, volumes and acquisitions. The strong operating leverage came from price attainment across the region coupled with strong productivity and cost initiatives. In addition, the acquisition of an industrial gas business in Italy and a divestiture in France contributed to the higher operating profit and margin.

South America

(Dollar amounts in millions) Year Ended December 31,				Variance
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013

Sales	$1,431	$1,993	$2,042	(28)%	(2)%
Cost of sales, exclusive of depreciation and amortization	809	1,101	1,134
Gross margin	622	892	908
Operating expenses	196	266	260
Depreciation and amortization	135	177	181
Operating profit	$291	$449	$467	(35)%	(4)%
Operating margin	20.3%	22.5%	22.9%

	2015 vs. 2014		2014 vs. 2013
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	(4)%	(10)%	2%	(2)%
Price	5%	22%	4%	19%
Cost pass-through	1%	—%	1%	—%
Currency	(30)%	(31)%	(9)%	(10)%
Acquisitions/Divestitures	—%	—%	—%	—%
Other	—%	(16)%	—%	(11)%
	(28)%	(35)%	(2)%	(4)%
The following tables provide sales by end-market and distribution method:

	% of Sales			% Change*
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Sales by End-Markets
Manufacturing	21%	21%	21%	(3)%	3%
Metals	28%	27%	29%	2%	2%
Energy	2%	2%	2%	6%	23%
Chemicals	9%	9%	9%	1%	10%
Electronics	—%	—%	—%	—%	—%
Healthcare	18%	18%	17%	7%	9%
Food & Beverage	13%	13%	12%	6%	16%
Aerospace	—%	—%	—%	—%	—%
Other	9%	10%	10%	(8)%	2%
	100%	100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	% of Sales
	2015	2014	2013
Sales by Distribution Method
On-Site	28%	26%	25%
Merchant	41%	43%	43%
Packaged Gas	29%	29%	30%
Other	2%	2%	2%
	100%	100%	100%
Praxair’s South American industrial gases operations are conducted by its subsidiary, White Martins Gases Industriais Ltda. ("White Martins"), the largest industrial gases company in Brazil. White Martins also manages Praxair’s operations in Argentina, Bolivia, Chile, Colombia, Paraguay, Peru, and Uruguay.
Sales in 2015 decreased $562 million, or 28%, versus 2014. Unfavorable currency translation impacts reduced sales by 30% primarily due to the significant devaluation of the Brazilian Real against the U.S. dollar. Excluding currency and cost pass-through impacts, sales grew 1% due to higher overall pricing. Higher pricing was largely offset by lower volumes primarily in Brazil due to slower industrial production.
Operating profit decreased $158 million or 35% versus 2014 . Excluding negative currency effects which reduced operating profit by 31%, operating profit decreased 4% as higher pricing and cost reduction actions were more than offset by lower volumes and inflationary cost increases.
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

Asia

(Dollar amounts in millions) Year Ended December 31,				Variance
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013

Sales	$1,551	$1,619	$1,525	(4)%	6%
Cost of sales, exclusive of depreciation and amortization	977	1,041	1,005
Gross margin	574	578	520
Operating expenses	109	105	99
Depreciation and amortization	176	170	150
Operating profit	$289	$303	$271	(5)%	12%
Operating margin	18.6%	18.7%	17.8%

	2015 vs. 2014		2014 vs. 2013
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume / Equipment	(1)%	(4)%	7%	6%
Price	—%	1%	1%	5%
Cost pass-through	(2)%	—%	(1)%	—%
Currency	(3)%	(4)%	(1)%	(1)%
Acquisitions / Divestitures	2%	1%	—%	—%
Other	—%	1%	—%	2%
	(4)%	(5)%	6%	12%
The following tables provide sales by end-market and distribution method:

	% of Sales			% Change*
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Sales by End-Markets
Manufacturing	9%	10%	11%	(10)%	(2)%
Metals	29%	28%	27%	3%	13%
Energy	3%	3%	2%	9%	57%
Chemicals	13%	12%	13%	5%	(2)%
Electronics	32%	31%	34%	1%	—%
Healthcare	1%	1%	1%	(9)%	—%
Food & Beverage	2%	2%	2%	6%	1%
Aerospace	—%	—%	—%	—%	—%
Other	11%	13%	10%	(21)%	35%
	100%	100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	% of Sales
	2015	2014	2013
Sales by Distribution Method
On-Site	50%	51%	48%
Merchant	30%	29%	29%
Packaged Gas	13%	12%	11%
Other	7%	8%	12%
	100%	100%	100%

The Asia segment includes Praxair’s industrial gases operations in China, India, Korea and Thailand, with smaller operations in Taiwan and the Middle East.
Asia segment sales in 2015 decreased $68 million, or 4%, as compared to the prior year. Currency and cost pass-through of precious metals prices used in electronic materials end-markets reduced sales by 5%. Excluding these impacts, sales grew 1% year-over-year primarily driven by the acquisition of an equity investment in 2014. Lower volumes were impacted by a sale of equipment in China in 2014, which was partially offset by an increase in volumes primarily from new project start ups in China, India, and Korea.
Asia segment operating profit for 2015 decreased $14 million, or 5%, as compared to the prior year. Currency reduced operating profit by 4%. Excluding currency impacts, operating profit was 1% below the prior year. Lower volumes, including the impact of a sale of equipment in China in 2014, reduced operating profit by 4%. This more than offset the improvements from overall pricing, productivity actions and an acquisition. In the fourth quarter 2014, operating profit included a $14 million gain related to the acquisition of an equity investment that did not recur during the current year.
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

Surface Technologies

(Dollar amounts in millions) Year Ended December 31,				Variance
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013

Sales	$609	$679	$652	(10)%	4%
Cost of sales, exclusive of depreciation and amortization	397	438	423
Gross margin	212	241	229
Operating expenses	66	75	75
Depreciation and amortization	41	43	43
Operating profit	$105	$123	$111	(15)%	11%
Operating margin	17.2%	18.1%	17.0%

	2015 vs. 2014		2014 vs. 2013
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume/Price	(3)%	(13)%	1%	6%
Cost pass-through	—%	—%	—%	—%
Currency	(7)%	(6)%	—%	—%
Acquisitions/Divestitures	—%	—%	—%	—%
Other	—%	4%	3%	5%
	(10)%	(15)%	4%	11%

The following table provides sales by end-market:

	% of Sales			% Change*
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
Sales by End-Markets
Manufacturing	12%	13%	13%	(13)%	1%
Metals	8%	8%	8%	(3)%	3%
Energy	25%	28%	28%	(12)%	2%
Chemicals	2%	2%	2%	6%	—%
Electronics	1%	1%	1%	13%	—%
Healthcare	—%	—%	—%	—%	1%
Food & Beverage	4%	3%	3%	48%	3%
Aerospace	37%	34%	34%	3%	3%
Other	11%	11%	11%	(8)%	9%
	100%	100%	100%
* Excludes impact of currency, precious metals cost pass-through, acquisitions/divestitures and business transfers.

Surface Technologies provides high-performance coatings and thermal-spray powders and equipment in the Americas, Europe, and Asia.
Sales decreased $70 million, or 10% versus 2014 primarily due to negative currency impacts of 7%, including a weaker Euro, British pound and Japanese yen versus the U.S. dollar. In addition, lower volumes to the manufacturing and energy end-markets reduced sales by 3%.
Operating profit decreased $18 million, or 15% versus 2014. Lower volumes decreased operating profit by 13%, and negative currency translation reduced operating profit by 6%. These impacts were partially offset by higher pricing, productivity gains and savings from cost reduction programs which increased operating profit by 4%.
Sales increased $27 million, or 4% versus 2013 due to modest organic sales growth primarily to the metals and aerospace end-markets, and business transfers.
Operating profit increased $12 million, or 11% versus 2013 primarily due to higher pricing and productivity gains which more than offset cost inflation.
In January 2016, Surface Technologies announced plans to expand its long-standing relationship with GE Aviation by entering into a definitive agreement to form a joint venture for the development, support, and application of specialized coatings. Under the agreement, Surface Technologies will expand the current scope of services provided to GE Aviation. It is expected that the joint venture will begin operations during the second quarter of 2016, once regulatory approvals are obtained.

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
To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percent of 2015 Consolidated Sales	Statements of Income			Balance Sheets
		Average Year Ended December 31,			December 31,
Currency		2015	2014	2013	2015	2014
Euro	12%	0.90	0.75	0.75	0.92	0.83
Brazilian real	11%	3.28	2.35	2.15	3.90	2.66
Canadian dollar	7%	1.28	1.10	1.03	1.38	1.16
Chinese yuan	6%	6.28	6.16	6.16	6.49	6.21
Mexican peso	5%	15.83	13.30	12.76	17.21	14.75
Korean won	4%	1,130	1,053	1,094	1,175	1,094
Indian rupee	3%	64.11	61.03	58.31	66.15	63.04
Argentine peso	1%	9.22	8.10	5.45	13.04	8.55
Norwegian krone	1%	8.05	6.28	5.87	8.84	7.45

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

(Millions of dollars) Year Ended December 31,	2015	2014	2013
Net Cash Provided by (Used for)
Operating Activities
Net Income (including noncontrolling interests)	$1,591	$1,746	$1,836
Non-cash charges (credits):
Add: Cost reduction program and other charges, net of payments (a)	121	138	23
Add: Depreciation and amortization	1,106	1,170	1,109
Add: Deferred income taxes	99	55	101
Add: Other non-cash charges	(49)	(65)	(18)
Net Income adjusted for non-cash charges	2,868	3,044	3,051
Less: Pension contributions	(15)	(18)	(52)
Less: Working capital	(84)	(129)	(100)
Other	(87)	(29)	18
Net cash provided from operating activities	$2,682	$2,868	$2,917
Investing Activities
Capital expenditures	$(1,541)	$(1,689)	$(2,020)
Acquisitions, net of cash acquired	(82)	(206)	(1,323)
Divestitures and asset sales	320	92	106
Total used for investing	$(1,303)	$(1,803)	$(3,237)
Financing Activities
Debt increases – net	$168	$589	$1,461
Purchases of common stock – net	(637)	(759)	(436)
Cash dividends – Praxair, Inc. shareholders	(819)	(759)	(708)
Excess tax benefit on stock based compensation	19	31	46
Noncontrolling interest transactions and other	(28)	(110)	(35)
Total provided (used) for financing	$(1,297)	$(1,008)	$328

Effect of exchange rate changes on cash	$(61)	$(69)	$(27)
Cash and cash equivalents	$147	$126	$138

Other Financial Data (b)
Debt-to-capital ratio	64.9%	59.5%	54.2%
After-tax return on capital ("ROC")	12.6%	12.7%	12.8%
Return on Praxair, Inc. shareholder's equity ("ROE")	34.6%	28.7%	28.6%
Adjusted EBITDA	$3,642	$3,958	$3,804
Adjusted EBITDA Margin	33.8%	32.2%	31.9%
Debt-to-Adjusted EBITDA	2.5	2.3	2.2
____________________

(a)	See Note 2 to the consolidated financial statements.

(b)	Non-GAAP measures. See the “Non-GAAP Financial Measures” section for definitions and reconciliations to reported amounts.
Cash increased $21 million in 2015 versus 2014. The primary sources of cash in 2015 were cash flows from operations of $2,682 million, proceeds from divestitures and asset sales of $320 million and debt increases net of repayments of $168 million. The major uses of cash were capital expenditures of $1,541 million, cash dividends to shareholders of $819 million, and purchases of Praxair common stock net of issuances of $637 million.

Cash Flows From Operations

2015 compared with 2014
Cash flows from operations was $2,682 million, or 25% of sales, a decrease of $186 million from $2,868 million, or 23% of sales in 2014. Cash flows provided from net income decreased $155 million and decreased $176 million after adjusting for the change in non-cash items included in net income. The decrease is primarily due to negative currency translation impacts. Cash used for working capital requirements decreased $45 million versus 2014.
2014 compared with 2013
Cash flows from operations was $2,868 million, or 23% of sales, a decrease of $49 million from $2,917 million in 2013. Cash flows provided from net income decreased $90 million, but decreased $7 million after adjusting for the change in non-cash items included in net income. Pension contributions decreased $34 million versus 2013 while cash used for working capital requirements increased $29 million versus 2013.

Investing

2015 compared with 2014
Net cash used for investing activities of $1,303 million decreased $500 million versus 2014 due to lower capital expenditures, lower acquisitions, and higher proceeds from divestitures and asset sales.
Capital expenditures in 2015 were $1,541 million, a decrease of $148 million from 2014. Capital expenditures during 2015 related primarily to investments in new plant and production equipment for growth and density. Approximately 50% of the capital expenditures were in North America with the rest in Asia, Europe and South America.
Acquisition expenditures in 2015 were $82 million, a decrease of $124 million from 2014. Acquisitions in 2015 consisted primarily of packaged gases businesses in North and South America and an acquisition of a controlling interest of an equity investment in Asia (see Note 3 to the consolidated financial statements).
Divestitures and asset sales in 2015 totaled $320 million, which was primarily comprised of $235 million from the sale of fixed assets under construction to a customer in the North America energy market during the second quarter, and $65 million from the sale of a packaged gas business to an existing equity investment in the fourth quarter.
On September 15, 2015, Praxair announced that it has signed an agreement to acquire Yara International ASA's (Yara) European carbon dioxide business. The proposed transaction also includes Praxair's acquisition of Yara's remaining 34% stake in Yara Praxair Holding AS, currently a 66% owned subsidiary in Scandinavia. Praxair's investment for both transactions is expected to be about $325 million and will be paid in Norwegian Krone and Euros.
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
Cash used by financing activities was $1,297 million in 2015 compared to $1,008 million in 2014. The primary financing uses of cash were for net purchases of common stock and cash dividends, while the primary source was net issuances of debt. Net purchases of common stock of $637 million decreased $122 million and cash dividends of $819 million increased $60 million from 2014 due to a 10% increase in dividends per share from $2.60 to $2.86. The noncontrolling interests and other payments was $28 million vs $110 million in 2014. The decrease is primarily related to the acquisition of the remaining noncontrolling interests in a U.S. packaged gas business during the first quarter 2014. The cash received from debt issuances-net of $168 million was less than $589 million in 2014 primarily due to lower requirements for investing activities.
The company believes that it has sufficient operating flexibility, cash reserves, and funding sources to maintain adequate amounts of liquidity to meet its business needs around the world. At December 31, 2015, the company’s credit ratings as reported by Standard & Poor’s and Moody’s were A-1 and P-1 for short-term debt, respectively, and A and A2 for long-term debt, respectively. Additionally, the company plans to retain overseas its undistributed earnings of foreign subsidiaries to support foreign growth opportunities and reduce local debt.
Note 11 to the consolidated financial statements includes information with respect to the company’s debt refinancing in 2015, current debt position, debt covenants and the available credit facility; and Note 12 includes information relating to derivative financial instruments. Praxair's credit facility is with major financial institutions and is non-cancellable until maturity. Therefore, the company believes the risk of the financial institutions being unable to make required loans under the credit facility, if requested, to be low. Praxair’s major bank credit and long-term debt agreements contain standard covenants. The company was in compliance with these covenants at December 31, 2015 and expects to remain in compliance for the foreseeable future.
Praxair’s total debt outstanding at December 31, 2015 was $9,231 million, $6 million higher than $9,225 million at December 31, 2014. The December 31, 2015 debt balance includes $8,999 million in public securities and $232 million representing primarily worldwide bank borrowings. Praxair’s global effective borrowing rate was approximately 2.3% for 2015.
In February 2015, Praxair issued $150 million of floating rate notes that bear interest at the Federal funds effective rate plus 0.33% due 2017, $400 million of 2.65% fixed rate notes due 2025 and $200 million of 3.550% fixed rate notes due in 2042; and in September 2015, Praxair issued $300 million of 2.25% notes due 2020 and $450 million of 3.20% notes due 2026. The proceeds will be used for general corporate purposes, including the repayment of outstanding indebtedness.
In March 2015, Praxair repaid $500 million of 4.625% notes that became due and subsequently repaid $400 million of 3.25% notes upon maturity in September 2015 (see Note 11 to the consolidated financial statements).
On February 8, 2016, Praxair initiated the redemption of the $325 million 5.20% Notes originally due in March of 2017. These Notes require a 20-day notification period prior to redemption. A pre-tax charge of approximately $16 million is expected to be incurred in the first quarter of 2016.
On February 11, 2016, Praxair issued $275 million of 3.20% fixed rate notes due 2026. In addition, on February 12, 2016, Praxair issued €550 million of 1.20% Euro-denominated notes due 2024 which the Company designated as a hedge of the net investment position in its European operations. The proceeds will be used for general corporate purposes, including the repayment of outstanding indebtedness.

Other Financial Data
Praxair’s debt-to-capital ratio was 64.9% at December 31, 2015 versus 59.5% at December 31, 2014. The increase in debt-to-capital is due primarily to lower capital. The equity component of capital was reduced by a $1,458 million loss in other comprehensive income, primarily from negative foreign currency translation impacts. Praxair's debt is largely denominated in U.S. dollars.
After-tax return on capital ("ROC") of 12.6% at December 31, 2015 was slightly below 12.7% for 2014, and 12.8% for 2013. The decrease in both years is primarily related to investments in capital projects and acquisitions.
Return on equity ("ROE") was 34.6% at December 31, 2015 versus 28.7% and 28.6% for 2014 and 2013, respectively. The increase is because negative currency movements impacted adjusted net income less than shareholders' equity.
Adjusted EBITDA decreased $316 million to $3,642 million in 2015 from $3,958 million in 2014 while adjusted EBITDA margin increased to 33.8% in 2015 from 32.2% in 2014. The decrease in adjusted EBITDA is primarily due to lower adjusted net income adjusted for depreciation and amortization versus the prior year primarily due to negative currency impacts. Adjusted EBITDA increased $154 million to $3,958 million in 2014 from $3,804 million in 2013, while adjusted EBITDA margin increased to 32.2% in 2014 from 31.9% in 2013. The increase in adjusted EBITDA is primarily due to the higher adjusted net income levels adjusted for depreciation and amortization from the start-up of new plants and other assets, and from acquisitions; partially offset by negative currency impacts.
Debt -to-Adjusted EBITDA increased in 2015 and 2014 primarily due to currency translation impacts. Adjusted EBITDA was reduced primarily due to the negative impact of currency translation due to the strengthening of the U.S. dollar versus most foreign currencies. Currency translation had significantly less impact on Debt, since Praxair's debt is primarily denominated in U.S. dollars.

See the “Non-GAAP Financial Measures” section for definitions and reconciliation of these non-GAAP measures to reported amounts.

CONTRACTUAL OBLIGATIONS
The following table sets forth Praxair’s material contract obligations and other commercial commitments as of December 31, 2015:

(Millions of dollars)	Due or expiring by December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt obligations:
Debt and capitalized lease maturities (Note 11)*	$6	$878	$985	$1,498	$948	$4,666	$8,981
Contractual interest	222	206	192	168	140	762	1,690
Operating leases (Note 4)*	116	100	84	67	51	58	476
Retirement obligations	49	30	30	32	30	134	305
Unconditional purchase obligations (Note 17)*	507	450	415	362	282	1,992	4,008
Construction commitments (Note 17)*	1,090	250	2	—	—	—	1,342
Total Contractual Obligations	$1,990	$1,914	$1,708	$2,127	$1,451	$7,612	$16,802
* See Notes to the consolidated financial statements for additional information.
Contractual interest on long-term debt of $1,690 million represents interest the company is contracted to pay on outstanding long-term debt, current portion of long-term debt and capital lease obligations, calculated on a basis consistent with planned debt maturities, excluding the interest impact of interest rate swaps. At December 31, 2015, Praxair had fixed-rate debt of $8,300 million and floating-rate debt of $931 million. The rate assumed for floating-rate debt was the rate in effect at December 31, 2015.
Retirement obligations of $305 million include estimates of pension plan contributions and expected future benefit payments for unfunded pension and OPEB plans. Pension plan contributions are forecast for 2016 only. For purposes of the table, $12 million of estimated required contributions have been included for 2016. Expected future unfunded pension and OPEB benefit payments are forecast only through 2025. Contribution and unfunded benefit payment estimates are based upon current valuation assumptions. Estimates of pension contributions after 2016 and unfunded benefit payments after 2025 are not included in the table because the timing of their resolution cannot be estimated. Retirement obligations are more fully described in Note 16 to the consolidated financial statements.
Liabilities for uncertain tax positions totaling $68 million, including interest and penalties, are not included in the table because the timing of their resolution cannot be estimated. See Note 5 to the consolidated financial statements for disclosures surrounding uncertain income tax positions.
OFF-BALANCE SHEET ARRANGEMENTS
As discussed in Note 17 to the consolidated financial statements, at December 31, 2015, Praxair had entered into various guarantees and other arrangements, and had undrawn outstanding letters of credit from financial institutions. These arrangements were entered into in connection with normal business operations and they are not reasonably likely to have a material impact on Praxair’s consolidated financial condition, results of operations, or liquidity.
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
Depreciable Lives of Property, Plant and Equipment
Praxair’s net property, plant and equipment at December 31, 2015 was $10,998 million, representing 60% of the company’s consolidated total assets. Depreciation expense for the year ended December 31, 2015 was $1,059 million, or 13% of total operating costs. Management judgment is required in the determination of the estimated depreciable lives that are used to calculate the annual depreciation expense and accumulated depreciation.

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
Based upon the assets as of December 31, 2015, if depreciable lives of machinery and equipment, on average, were increased or decreased by one year, annual depreciation expense would be decreased by approximately $68 million or increased by approximately $79 million, respectively.
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
The weighted-average expected long-term rates of return on pension plan assets were 8.00% for U.S. plans and 7.71% for international plans for the year ended December 31, 2015 (8.00% and 8.10%, respectively at December 31, 2014). These rates are determined annually by management based on a weighted average of current and historical market trends, historical and expected portfolio performance and the current and expected portfolio mix of investments. A 0.50% change in these expected long-term rates of return, with all other variables held constant, would change Praxair’s pension expense by approximately $10 million.
The company has consistently used a market-related value of assets rather than the fair value at the measurement date to determine annual pension expense. The market-related value recognizes investment gains or losses over a five-year period. As a result, changes in the fair value of assets from year to year are not immediately reflected in the company’s annual pension expense. Instead, annual pension expense in future periods will be impacted as deferred investment gains or losses are recognized in the market-related value of assets over the five-year period. The consolidated market-related value of assets was $2,002 million, or $18 million higher than the fair value of assets of $1,984 million at December 31, 2015. These net deferred investment losses of $18 million will be recognized in the calculation of the market-related value of assets ratably over the next four years and will impact future pension expense. Future actual investment gains or losses will impact the market-related value of assets and, therefore, will impact future annual pension expense in a similar manner.
Discount rates are used to calculate the present value of plan liabilities and pension costs and are determined annually by management. The discount rates for the U.S. plans are established utilizing a cash flow matching model provided by the company’s independent actuaries. The model includes a portfolio of corporate bonds graded Aa or better by at least half of the ratings agencies and matches the U.S. plan’s projected cash flows to the calculated spot rates. The discount rates for the remaining international plans are based on market yields for high-quality fixed income investments representing the approximate duration of the pension liabilities on the measurement date. A 0.50% change in discount rates, with all other variables held constant, would decrease/increase Praxair’s pension expense by approximately $14 million and would impact the PBO by approximately $158 million. At the end of 2015, the Company changed the approach that it will use in 2016 to determine the service and interest cost components of pension and OPEB benefit expense for significant plans. See Note 16 to the consolidated financial statements for a summary of the discount rates used to calculate plan liabilities and costs, and the Retirement Benefits section of the Consolidated Results and Other Information section of this MD&A. for a discussion of 2016 costs.
The weighted-average expected rate of compensation increase was 3.25% for U.S. plans and 3.57% for international plans at December 31, 2015 (3.25% and 3.72%, respectively, at December 31, 2014). The estimated annual compensation increase is determined by management every year and is based on historical trends and market indices. A 0.50% change in the expected rate of compensation increase, with all other variables held constant, would change Praxair’s pension expense by approximately $5 million and would impact the PBO by approximately $27 million.
Asset Impairments
Goodwill
At December 31, 2015, the company had goodwill of $2,986 million, which represents the aggregate of the excess purchase price for acquired businesses over the fair value of the net assets acquired.
The company performs a goodwill impairment test annually in the second quarter or more frequently if events or circumstances indicate that an impairment loss may have been incurred, and no impairments were indicated. The company has continuously re-evaluated the likelihood of goodwill impairments in its reporting units subsequent to the second quarter test, and does not believe there is indication of impairment for any of its reporting units. At December 31, 2015, Praxair’s enterprise value was approximately $38 billion (outstanding shares multiplied by the year-end stock price plus debt, and without any control premium) while its total capital was approximately $14 billion.
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
Such analysis requires the use of certain market assumptions and discount factors, which are subjective in nature. As applicable, estimated values can be affected by many factors beyond the company's control such as business and economic trends, government regulation, and technological changes. Management believes that the qualitative factors used to perform its annual goodwill impairment assessment are appropriate and reasonable. Although the 2015 qualitative assessment indicated that it is more likely than not that the fair value of each reporting unit substantially exceeded its carrying value, changes in circumstances or conditions affecting this analysis could have a significant impact on the fair value determination, which could then result in a material impairment charge to the company's results of operations.

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
Income Taxes
At December 31, 2015, Praxair had deferred tax assets of $916 million (net of valuation allowances of $123 million), and deferred tax liabilities of $1,942 million. At December 31, 2015, uncertain tax positions totaled $68 million (see Notes 1 and 5 to the consolidated financial statements). Income tax expense was $612 million for the year ended December 31, 2015, or about 28.3% of pre-tax income.
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
At December 31, 2015, a provision has not been made for additional U.S. federal or foreign taxes on approximately $11 billion of undistributed earnings of foreign subsidiaries because Praxair intends to reinvest these funds indefinitely to support foreign growth opportunities. It is not practicable to estimate the unrecognized deferred income tax liability on these undistributed earnings. These earnings could become subject to additional tax if they are remitted as dividends, loaned to Praxair in the U.S., or upon sale of the subsidiary’s stock.
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
Praxair is subject to various claims, legal proceedings and government investigations that arise from time to time in the ordinary course of business. These actions are based upon alleged environmental, tax, antitrust and personal injury claims, among others (see Note 17 to the consolidated financial statements). Such contingencies are significant and the accounting requires considerable management judgments in analyzing each matter to assess the likely outcome and the need for establishing appropriate liabilities and providing adequate disclosures. Praxair believes it records and/or discloses such contingencies as appropriate and has reasonably estimated its liabilities.
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
The following are the non-GAAP measures presented in the Selected Financial Data (Item 6) or this MD&A:

(Dollar amounts in millions, except for per share data) Year ended December 31,	2015	2014	2013	2012	2011
Performance Measures:
After-tax return on capital ("ROC")	12.6%	12.7%	12.8%	13.9%	14.8%
Return on equity ("ROE")	34.6%	28.7%	28.6%	28.9%	28.1%
Debt-to-capital	64.9%	59.5%	54.2%	51.8%	51.7%
Debt-to-adjusted EBITDA	2.5	2.3	2.2	1.9	1.7
Adjusted Amounts:
Operating profit	$2,493	$2,746	$2,657	$2,502	$2,469
Operating margin	23.1%	22.4%	22.3%	22.3%	21.9%
EBITDA	$3,642	$3,958	$3,804	$3,537	$3,512
EBITDA margin	33.8%	32.2%	31.9%	31.5%	31.2%
Interest expense - net	$161	$177	$160	$141	$145
Effective tax rate	28.0%	27.5%	28.0%	28.0%	27.8%
Noncontrolling interests	$(45)	$(52)	$(65)	$(54)	$(51)
Net income – Praxair, Inc.	$1,677	$1,852	$1,772	$1,681	$1,666
Diluted earnings per share	$5.80	$6.27	$5.93	$5.57	$5.43

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

(Dollar amounts in millions) Year Ended December 31,	2015	2014	2013	2012	2011
Adjusted operating profit (see below)	$2,493	$2,746	$2,657	$2,502	$2,469
Less: adjusted income taxes (see below)	(653)	(707)	(698)	(660)	(647)
Less: tax benefit on adjusted interest expense (a)	(45)	(50)	(44)	(39)	(41)
Add: income from equity investments	43	42	38	34	40
Net operating profit after-tax ("NOPAT")	$1,838	$2,031	$1,953	$1,837	$1,821
Beginning capital	$15,285	$15,951	$13,850	$12,466	$11,644
First quarter ending capital	$14,806	$16,285	$15,312	$13,223	$12,268
Second quarter ending capital	$14,696	$16,459	$15,514	$12,994	$12,789
Third quarter ending capital	$14,157	$16,052	$15,725	$13,592	$12,282
Year-end ending capital	$13,990	$15,285	$15,951	$13,850	$12,466
Five-quarter average capital	$14,587	$16,007	$15,270	$13,225	$12,290
After-tax return on capital	12.6%	12.7%	12.8%	13.9%	14.8%

________________________

(a)	Tax benefit on adjusted interest expense is computed using the effective rate adjusted for non-recurring income tax benefits and charges. The effective tax rates used for all periods was 28%.
Return on Praxair, Inc. Shareholders’ Equity ("ROE")
Return on Praxair, Inc. shareholders’ equity is a measure used by investors, financial analysts and management to evaluate operating performance from a Praxair shareholder perspective. ROE measures the net income attributable to Praxair, Inc. that the company was able to generate with the money shareholders have invested.

(Dollar amounts in millions) Year Ended December 31,	2015	2014	2013	2012	2011
Adjusted net income – Praxair, Inc. (see below)	$1,677	$1,852	$1,772	$1,681	$1,666
Beginning Praxair, Inc. shareholders’ equity	$5,623	$6,609	$6,064	$5,488	$5,792
First quarter ending Praxair, Inc. shareholders’ equity	$5,018	$6,600	$6,169	$5,940	$6,165
Second quarter ending Praxair, Inc. shareholders’ equity	$4,964	$6,911	$5,928	$5,615	$6,400
Third quarter ending Praxair, Inc. shareholders’ equity	$4,264	$6,552	$6,210	$6,015	$5,753
Year-End ending Praxair, Inc. shareholders’ equity	$4,389	$5,623	$6,609	$6,064	$5,488
Five-quarter average Praxair, Inc. shareholders’ equity	$4,852	$6,459	$6,196	$5,824	$5,920
Return on Praxair, Inc. Shareholders’ Equity	34.6%	28.7%	28.6%	28.9%	28.1%

Debt-to-Capital Ratio
The debt-to-capital ratio is a measure used by investors, financial analysts and management to provide a measure of financial leverage and insights into how the company is financing its operations.

(Dollar amounts in millions)	2015	2014	2013	2012	2011
Year Ended December 31,
Total debt	$9,231	$9,225	$8,779	$7,334	$6,539
Less: cash and cash equivalents	(147)	(126)	(138)	(157)	(90)
Net debt	9,084	9,099	8,641	7,177	6,449
Equity and redeemable noncontrolling interests
Redeemable noncontrolling interests	113	176	307	252	220
Praxair, Inc. shareholders’ equity	4,389	5,623	6,609	6,064	5,488
Noncontrolling interests	404	387	394	357	309
Total equity and redeemable noncontrolling interests	4,906	6,186	7,310	6,673	6,017
Total capital	$13,990	$15,285	$15,951	$13,850	$12,466
Debt-to-capital ratio	64.9%	59.5%	54.2%	51.8%	51.7%
Adjusted EBITDA, Adjusted EBITDA Margin and Debt-to-Adjusted EBITDA Ratio

(Dollar amounts in millions)	2015	2014	2013	2012	2011
Year Ended December 31,
Adjusted net income - Praxair, Inc. (see below)	$1,677	$1,852	$1,772	$1,681	$1,666
Add: adjusted noncontrolling interests (see below)	45	52	65	54	51
Add: adjusted interest expense - net	161	177	160	141	145
Add: adjusted income taxes (see below)	653	707	698	660	647
Add: depreciation and amortization	1,106	1,170	1,109	1,001	1,003
Adjusted EBITDA	$3,642	$3,958	$3,804	$3,537	$3,512

Reported Sales	$10,776	$12,273	$11,925	$11,224	$11,252
Adjusted EBITDA Margin	33.8%	32.2%	31.9%	31.5%	31.2%

Beginning Praxair, Inc. net debt	$9,099	$8,641	$7,177	$6,449	$5,498
First quarter ending Praxair, Inc. net debt	$9,243	$9,092	$8,531	$6,724	$5,731
Second quarter ending Praxair, Inc. net debt	$9,177	$8,959	$8,970	$6,868	$6,019
Third quarter ending Praxair, Inc. net debt	$9,344	$8,922	$8,860	$7,003	$6,161
Year-End ending Praxair, Inc. net debt	$9,084	$9,099	$8,641	$7,177	$6,449
Five-quarter average Praxair, Inc. net debt	$9,189	$8,943	$8,436	$6,844	$5,972
Debt-to- adjusted EBITDA ratio	2.5	2.3	2.2	1.9	1.7
Adjusted Amounts
2015 amounts are adjusted for the impact of the cost reduction program and other charges and pension settlements. 2014 amounts are adjusted for the impact of the Venezuela currency devaluation, a pension settlement and a bond redemption. 2013 amounts are adjusted for the impact of Venezuela currency devaluation, a pension settlement, an income tax benefit related to the realignment of Praxair's Italian legal structure and a bond redemption. 2012 amounts are adjusted for the impact of the cost reduction program, a pension settlement and an income tax benefit related to U.S. homecare divestiture. 2011 amounts are adjusted for the impact of a net gain on acquisition and the cost reduction program. The company does not believe these items are indicative of on-going business performance and, accordingly, their impacts are excluded from the reported amounts so that investors can better evaluate and analyze historical and future business trends on a consistent basis.

(Dollar amounts in millions, except per share data)	2015	2014	2013	2012	2011
Year Ended December 31,
Adjusted Operating Profit and Margin
Reported operating profit	$2,321	$2,608	$2,625	$2,437	$2,468
Add: Pension settlement charge	7	7	9	9	—
Add: Venezuela currency devaluation	—	131	23	—	—
Add: Cost reduction program	165	—	—	56	40
Less: Net gain on acquisition	—	—	—	—	(39)
Total adjustments	172	138	32	65	1
Adjusted operating profit	$2,493	$2,746	$2,657	$2,502	$2,469
Reported percent change	(11)%	(1)%	8%	(1)%	19%
Adjusted percent change	(9)%	3%	6%	1%	14%
Reported sales	$10,776	$12,273	$11,925	$11,224	$11,252
Reported operating margin	21.5%	21.2%	22.0%	21.7%	21.9%
Adjusted operating margin	23.1%	22.4%	22.3%	22.3%	21.9%

Adjusted Interest Expense - Net
Reported interest expense	161	213	178	141	145
Less: Bond redemption	—	(36)	(18)	—	—
Adjusted interest expense - net	$161	$177	$160	$141	$145

Adjusted Income Taxes and Effective Tax Rate
Reported income taxes	$612	$691	$649	$586	$641
Add: Bond redemption	—	14	6	—	—
Add: Income tax benefits	—	—	40	55	—
Add: Pension settlement charge	2	2	3	3	—
Add: Cost reduction program	39	—	—	16	9
Less: Net gain on acquisition	—	—	—	—	(3)
Total adjustments	41	16	49	74	6
Adjusted income taxes	$653	$707	$698	$660	$647
Reported income before income taxes and equity investments	$2,160	$2,395	$2,447	$2,296	$2,323
Add: Bond redemption	—	36	18	—	—
Add: Pension settlement charge	7	7	9	9	—
Add: Venezuela currency devaluation	—	131	23	—	—
Add: Cost reduction program	165	—	—	56	40
Less: Net gain on acquisition	—	—	—	—	(39)
Total adjustments	172	174	50	65	1
Adjusted income before income taxes and equity investments	$2,332	$2,569	$2,497	$2,361	$2,324
Adjusted effective tax rate	28.0%	27.5%	28.0%	28.0%	27.8%

Adjusted Noncontrolling Interests
Reported noncontrolling interests	$44	$52	$81	$52	$50
Less: Income tax benefits	—	—	(16)	—	—
Add: Cost reduction program	1	—	—	2	—
Add: Net gain on acquisition	—	—	—	—	1
Total adjustments	1	—	(16)	2	1
Adjusted noncontrolling interests	$45	$52	$65	$54	$51

(Dollar amounts in millions, except per share data)	2015	2014	2013	2012	2011
Year Ended December 31,
Adjusted Net Income – Praxair, Inc.
Reported net income – Praxair, Inc.	$1,547	$1,694	$1,755	$1,692	$1,672
Add: Bond redemption	—	22	12	—	—
Less: Income tax benefits	—	—	(24)	(55)	—
Add: Pension settlement charge	5	5	6	6	—
Add: Venezuela currency devaluation	—	131	23	—	—
Add: Cost reduction program	125	—	—	38	31
Less: Net gain on acquisition	—	—	—	—	(37)
Total adjustments	130	158	17	(11)	(6)
Adjusted net income – Praxair, Inc.	$1,677	$1,852	$1,772	$1,681	$1,666
Reported percent change	(9)%	(3)%	4%	1%	40%
Adjusted percent change	(9)%	5%	5%	1%	13%

(Dollar amounts in millions, except per share data)	2015	2014	2013	2012	2011
Year Ended December 31,
Adjusted Diluted Earnings Per Share
Reported diluted earnings per share	$5.35	$5.73	$5.87	$5.61	$5.45
Add: Bond redemption	—	0.07	0.04	—	—
Less: Income tax benefits	—	—	(0.08)	(0.18)	—
Add: Pension settlement charge	0.02	0.02	0.02	0.02	—
Add: Venezuela currency devaluation	—	0.45	0.08	—	—
Add: Cost reduction program	0.43	—	—	0.12	0.10
Less: Net gain on acquisition	—	—	—	—	(0.12)
Total adjustments	0.45	0.54	0.06	(0.04)	(0.02)
Adjusted diluted earnings per share	$5.80	$6.27	$5.93	$5.57	$5.43
Reported percent change	(7)%	(2)%	5%	3%	42%
Adjusted percent change	(7)%	6%	6%	3%	15%

2016 Diluted Earnings Per Share Outlook
	Low End	High End
2016 diluted EPS outlook	$5.30	$5.70
2015 adjusted diluted EPS (see above)	$5.80	$5.80
Percentage change	(9)%	(2)%

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
The following discussion presents the sensitivity of the market value, earnings and cash flows of Praxair’s financial instruments to hypothetical changes in interest and exchange rates assuming these changes occurred at December 31, 2015. The range of changes chosen for these discussions reflects Praxair’s view of changes which are reasonably possible over a one-year period. Market values represent the present values of projected future cash flows based on interest rate and exchange rate assumptions.
Interest Rate and Debt Sensitivity Analysis
At December 31, 2015, Praxair had debt totaling $9,231 million ($9,225 million at December 31, 2014). At December 31, 2015, there was one interest rate swap agreement outstanding with a notional amount of $475 million that converts fixed-rate interest to variable-rate interest on the $475 million 1.25% notes that mature in 2018. When considered appropriate, interest-rate swaps are entered into as hedges of underlying financial instruments to effectively change the characteristics of the interest rate without actually changing the underlying financial instrument.
For fixed-rate instruments, interest-rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating-rate instruments, interest-rate changes generally do not affect the fair market value but impact future earnings and cash flows, assuming other factors are held constant.
At December 31, 2015, Praxair had fixed-rate debt of $8,300 million and floating-rate debt of $931 million, representing 90% and 10%, respectively, of total debt. At December 31, 2014, Praxair had fixed-rate debt of $7,594 million and floating-rate debt of $1,631 million, representing 82% and 18%, respectively, of total debt. Holding other variables constant (such as foreign exchange rates, swaps and debt levels), a one-percentage-point decrease in interest rates would increase the unrealized fair market value of the fixed-rate debt by approximately $506 million ($440 million in 2014). At December 31, 2015 and 2014, the after-tax earnings and cash flows impact for the subsequent year resulting from a one-percentage-point increase in interest rates would be approximately $6 million and $11 million, respectively, holding other variables constant.
Exchange Rate Sensitivity Analysis
Praxair’s exchange-rate exposures result primarily from its investments and ongoing operations in South America (primarily Brazil, Argentina and Colombia), Europe (primarily Germany, Italy, Russia, Scandinavia and Spain), Canada, Mexico, Asia (primarily China, India, Korea and Thailand) and other business transactions such as the procurement of equipment from foreign sources. From time to time, Praxair utilizes foreign exchange forward contracts to hedge these exposures. At December 31, 2015, Praxair had $2,548 million notional amount ($2,427 million at December 31, 2014) of foreign exchange contracts all of which were to hedge recorded balance sheet exposures. See Note 12 to the consolidated financial statements.
Holding other variables constant, if there were a 10% adverse change in foreign-currency exchange rates for the portfolio, the fair market value of foreign-currency contracts outstanding at December 31, 2015 and 2014 would decrease by approximately $123 million and $86 million, respectively, which would be largely offset by an offsetting gain or loss on the foreign-currency fluctuation of the underlying exposure being hedged.

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
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has completed an integrated audit of Praxair’s 2015, 2014 and 2013 consolidated financial statements and of its internal control over financial reporting as of December 31, 2015 in accordance with the standards of the Public Company Accounting Oversight Board (United States) as stated in their report.
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
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Praxair’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (often referred to as COSO). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2015.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued their opinion on the company’s internal control over financial reporting as of December 31, 2015 as stated in their report.

/s/ STEPHEN F. ANGEL	/s/ ELIZABETH T. HIRSCH
Stephen F. Angel Chairman, President and Chief Executive Officer	Elizabeth T. Hirsch Vice President and Controller
/s/ MATTHEW J. WHITE
Matthew J. White Senior Vice President and Chief Financial Officer	Danbury, Connecticut February 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Shareholders of Praxair, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Praxair and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
February 24, 2016

CONSOLIDATED STATEMENTS OF INCOME
PRAXAIR, INC. AND SUBSIDIARIES
(Dollar amounts in millions, except per share data)

Year Ended December 31,	2015	2014	2013
Sales	$10,776	$12,273	$11,925
Cost of sales, exclusive of depreciation and amortization	5,960	6,962	6,744
Selling, general and administrative	1,152	1,308	1,349
Depreciation and amortization	1,106	1,170	1,109
Research and development	93	96	98
Cost reduction program and other charges	172	138	32
Other income (expenses) – net	28	9	32
Operating Profit	2,321	2,608	2,625
Interest expense – net	161	213	178
Income Before Income Taxes and Equity Investments	2,160	2,395	2,447
Income taxes	612	691	649
Income Before Equity Investments	1,548	1,704	1,798
Income from equity investments	43	42	38
Net Income (Including Noncontrolling Interests)	1,591	1,746	1,836
Less: noncontrolling interests	(44)	(52)	(81)
Net Income – Praxair, Inc.	$1,547	$1,694	$1,755

Per Share Data – Praxair, Inc. Shareholders
Basic earnings per share	$5.39	$5.79	$5.94
Diluted earnings per share	$5.35	$5.73	$5.87

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	287,005	292,494	295,523
Diluted shares outstanding	289,055	295,608	298,965
The accompanying Notes on pages 60 to 101 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PRAXAIR, INC. AND SUBSIDIARIES
(Dollar amounts in millions)

Year Ended December 31,	2015	2014	2013
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$1,591	$1,746	$1,836

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(1,517)	(1,087)	(474)
Reclassifications to net income	—	(5)	—
Income Taxes	3	(4)	27
Translation adjustments	(1,514)	(1,096)	(447)
Funded status - retirement obligations (Note 16):
Retirement program remeasurements	(11)	(318)	408
Reclassifications to net income	84	59	95
Income taxes	(17)	95	(180)
Funded status - retirement obligations	56	(164)	323
Derivative instruments (Note 12):
Current year unrealized gain (loss)	1	4	1
Reclassifications to net income	(1)	—	—
Income taxes	—	(1)	—
Derivative instruments	—	3	1
TOTAL OTHER COMPREHENSIVE LOSS	(1,458)	(1,257)	(123)

COMPREHENSIVE INCOME (INCLUDING NONCONTROLLING INTERESTS)	133	489	1,713
Less: noncontrolling interests	3	1	(76)
COMPREHENSIVE INCOME - PRAXAIR, INC.	$136	$490	$1,637

The accompanying Notes on pages 60 to 101 are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
PRAXAIR, INC. AND SUBSIDIARIES
(Dollar amounts in millions)

December 31,	2015	2014
Assets
Cash and cash equivalents	$147	$126
Accounts receivable – net	1,601	1,796
Inventories	531	551
Prepaid and other current assets	347	366
Total Current Assets	2,626	2,839
Property, plant and equipment – net	10,998	11,997
Equity investments	665	693
Goodwill	2,986	3,121
Other intangible assets – net	568	603
Other long-term assets	476	516
Total Assets	$18,319	$19,769
Liabilities and Equity
Accounts payable	$791	$864
Short-term debt	250	587
Current portion of long-term debt	6	2
Accrued taxes	144	119
Other current liabilities	702	918
Total Current Liabilities	1,893	2,490
Long-term debt	8,975	8,636
Other long-term liabilities	1,155	1,176
Deferred credits	1,390	1,281
Total Liabilities	13,413	13,583
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	113	176
Praxair, Inc. Shareholders’ Equity:
Common stock $0.01 par value, authorized – 800,000,000 shares, issued 2015 and 2014 – 383,230,625 shares	4	4
Additional paid-in capital	4,005	3,994
Retained earnings	12,229	11,461
Accumulated other comprehensive income (loss)	(4,596)	(3,185)
Less: Treasury stock, at cost (2015 – 98,351,546 shares and 2014 – 93,969,017 shares)	(7,253)	(6,651)
Total Praxair, Inc. Shareholders’ Equity	4,389	5,623
Noncontrolling interests	404	387
Total Equity	4,793	6,010
Total Liabilities and Equity	$18,319	$19,769
The accompanying Notes on pages 60 to 101 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
PRAXAIR, INC. AND SUBSIDIARIES
(Millions of dollars)

Year Ended December 31,	2015	2014	2013
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income – Praxair, Inc.	$1,547	$1,694	$1,755
Noncontrolling interests	44	52	81
Net income (including noncontrolling interests)	$1,591	$1,746	$1,836
Adjustments to reconcile net income to net cash provided by operating activities:
Cost reduction program and other charges, net of payments	121	138	23
Depreciation and amortization	1,106	1,170	1,109
Deferred income taxes	99	55	101
Share-based compensation	30	51	70
Non-cash charges and other	(79)	(116)	(88)
Working capital
Accounts receivable	1	(80)	(84)
Inventory	(23)	(42)	(54)
Prepaid and other current assets	(22)	(20)	(69)
Payables and accruals	(40)	13	107
Pension contributions	(15)	(18)	(52)
Long-term assets, liabilities and other	(87)	(29)	18
Net cash provided by operating activities	2,682	2,868	2,917
Investing
Capital expenditures	(1,541)	(1,689)	(2,020)
Acquisitions, net of cash acquired	(82)	(206)	(1,323)
Divestitures and asset sales	320	92	106
Net cash used for investing activities	(1,303)	(1,803)	(3,237)
Financing
Short-term debt borrowings (repayments) – net	(329)	(193)	149
Long-term debt borrowings	1,497	1,546	2,659
Long-term debt repayments	(1,000)	(764)	(1,347)
Issuances of common stock	88	103	154
Purchases of common stock	(725)	(862)	(590)
Cash dividends – Praxair, Inc. shareholders	(819)	(759)	(708)
Excess tax benefit on stock based compensation	19	31	46
Noncontrolling interest transactions and other	(28)	(110)	(35)
Net cash provided (used ) for financing activities	(1,297)	(1,008)	328
Effect of exchange rate changes on cash and cash equivalents	(61)	(69)	(27)
Change in cash and cash equivalents	21	(12)	(19)
Cash and cash equivalents, beginning-of-period	126	138	157
Cash and cash equivalents, end-of-period	$147	$126	$138
Supplemental Data
Income taxes paid	$420	$606	$532
Interest paid, net of capitalized interest (Note 7)	$174	$210	$184
The accompanying Notes on pages 60 to 101 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
PRAXAIR, INC. AND SUBSIDIARIES
(Dollar amounts in millions, except per share data, shares in thousands)

	Praxair, Inc. Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Note 7)	Treasury Stock		Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Activity	Shares	Amounts				Shares	Amounts
Balance, December 31, 2012	383,073	$4	$3,889	$9,534	$(1,852)	86,844	$(5,511)	$6,064	$357	$6,421
Net Income				1,755				1,755	57	1,812
Other comprehensive income (loss)					(129)			(129)	6	(123)
Noncontrolling interests:
Dividends and other capital reductions									(41)	(41)
Additions (Reductions)									15	15
Redemption value adjustments (Note 14)				(53)				(53)		(53)
Dividends to Praxair, Inc. common stock ($2.40 per share)				(708)				(708)		(708)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	47		5			(14)	2	7		7
For employee savings and incentive plans	111		(41)			(2,767)	180	139		139
Purchases of common stock						5,034	(583)	(583)		(583)
Tax benefit from stock options			47					47		47
Share-based compensation			70					70		70
Balance, December 31, 2013	383,231	$4	$3,970	$10,528	$(1,981)	89,097	$(5,912)	$6,609	$394	$7,003
Net Income				1,694				1,694	40	1,734
Other comprehensive income (loss)					(1,204)			(1,204)	(29)	(1,233)
Noncontrolling interests:
Dividends and other capital reductions									(28)	(28)
Purchases of noncontrolling interests			(24)					(24)	2	(22)
Additions (Reductions)									8	8
Redemption value adjustments (Note 14)				(2)				(2)		(2)
Dividends to Praxair, Inc. common stock ($2.60 per share)				(759)				(759)		(759)

	Praxair, Inc. Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Note 7)	Treasury Stock		Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Activity	Shares	Amounts				Shares	Amounts
Issuances of common stock:
For the dividend reinvestment and stock purchase plan						(56)	7	7		7
For employee savings and incentive plans			(36)			(1,830)	122	86		86
Purchases of common stock						6,758	(868)	(868)		(868)
Tax benefit from stock options			33					33		33
Share-based compensation			51					51		51
Balance, December 31, 2014	383,231	$4	$3,994	$11,461	$(3,185)	93,969	$(6,651)	$5,623	$387	$6,010
Net Income				1,547				1,547	34	1,581
Other comprehensive loss					(1,411)			(1,411)	(30)	(1,441)
Noncontrolling interests:
Dividends and other capital reductions									(16)	(16)
Additions (Reductions)									29	29
Redemption value adjustments (Note 14)				40				40		40
Dividends to Praxair, Inc. common stock ($2.86 per share)				(819)				(819)		(819)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan						(64)	7	7		7
For employee savings and incentive plans			(38)			(1,562)	110	72		72
Purchases of common stock						6,009	(719)	(719)		(719)
Tax benefit from stock options			19					19		19
Share-based compensation			30					30		30
Balance, December 31, 2015	383,231	$4	$4,005	$12,229	$(4,596)	98,352	$(7,253)	$4,389	$404	$4,793
The accompanying Notes on pages 60 to 101 are an integral part of these financial statements

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
Revenue Recognition – Product sales represent approximately 88% of consolidated sales while all other sources of revenue are approximately 12% in the aggregate and primarily relate to rental revenue. Revenue is recognized when a firm sales agreement exists, collectability of a fixed or determinable sales price is reasonably assured, and when title and risks of ownership transfer to the customer for product sales or, in the case of other revenues when obligations are satisfied or services are performed. Sales returns and allowances are not a normal practice in the industry and are not significant.
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
Recently Issued Accounting Standards
Accounting Standards Implemented in 2015
The following standards were effective for Praxair in 2015 and their adoption did not have a significant impact on the consolidated financial statements:

•
Reporting Discontinued Operations - In April 2014, the FASB issued updated guidance on the reporting and disclosures of discontinued operations. The new guidance requires that the disposal of a component of an entity be reported as discontinued operations only if the action represents a strategic shift that will have a major effect on an entity’s operations and financial results, and would require expanded disclosures. The adoption of this guidance did not have a significant impact on the consolidated financial statements.

•
Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments - In September 2015, the FASB issued updated guidance on the accounting for purchase accounting adjustments determined during the measurement period (i.e. up to one year after the acquisition). The new guidance requires an acquirer to recognize such adjustments in the reporting period in which the adjustment amounts are determined. Previously, such adjustments were required to be recorded on a retrospective basis. Praxair elected to early adopt this guidance beginning in the third quarter 2015 on a prospective basis. The adoption of this guidance did not have a significant impact on the consolidated financial statements.

•
Presentation of Debt Issuance Costs - In April 2015, the FASB issued updated guidance on the presentation of debt issuance costs. The new guidance requires debt issuance costs to be classified as debt rather than deferred charges within the consolidated financial statements. Praxair has elected to early adopt this guidance beginning in the fourth quarter 2015 on a retrospective basis. The adoption of this guidance did not have a significant impact on the consolidated financial statements.

Accounting Standards to Be Implemented

•
Revenue Recognition - In May 2014, the FASB issued updated guidance on the reporting and disclosure of revenue. The new guidance requires the evaluation of contracts with customers to determine the recognition of revenue when or as the entity satisfies a performance obligation, and would require expanded disclosures. Subsequently, the FASB has issued amendments to certain aspects of the guidance including the effective date. This guidance is required to be effective beginning in the first quarter 2018 (with early adoption beginning in 2017 optional) and includes several transition options. Praxair is in the early stages of reviewing the new guidance and will provide updates on the expected impact to Praxair in future filings, as determined.

•
Accounting for Share-based Compensation - In June 2014, the FASB issued updated guidance on the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. Praxair does not expect this requirement to have a significant impact on the consolidated financial statements. This guidance will be effective for Praxair beginning in the first quarter 2016.

•
Simplifying the Measurement of Inventory - In July 2015, the FASB issued updated guidance on the measurement of inventory. The new guidance requires that inventory be measured at the lower of cost or net realizable value. Currently inventory is measured at the lower of cost or market. This new guidance will be effective for Praxair beginning in the first quarter 2017 on a prospective basis, with early adoption optional. Praxair does not expect this requirement to have a material impact.

•
Balance Sheet Classification of Deferred Taxes - In November 2015, the FASB issued updated guidance on the balance sheet classification of deferred taxes. Currently deferred income tax liabilities and assets are required to be separated and classified as current or non-current in a classified balance sheet. The amendments in this update require that deferred tax liabilities and assets be classified as non-current in a classified balance sheet. This new guidance will be effective for Praxair beginning in the first quarter 2017, with early adoption optional. The new guidance may be applied either prospectively or retrospectively. Praxair does not expect this requirement to have a material impact.

Reclassifications – Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.

NOTE 2. COST REDUCTION PROGRAM AND OTHER CHARGES
2015 Charges
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
The severance costs of $63 million are for the elimination of 1,544 positions. A majority of the actions were completed in 2015.
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
Additionally, for the year ended December 31, 2015 income taxes include a $10 million increase in valuation allowances relating to U.S. foreign tax credit carryforwards, reflecting the impact of current economic conditions.

Cash Requirements
The total cash requirements of the cost reduction program and other charges are estimated to be approximately $94 million, of which $44 million was paid through December 31, 2015.

Reconciliation

The following table summarizes the activities related to the company’s cost reduction and other charges during 2015:

(millions of dollars)	Severance costs	Other Charges	Total
Cost reduction program and other charges - Q2/Q3 2015	$63	$102	$165
Less: Cash payments	(31)	(13)	(44)
Less: Non-cash asset write-offs	—	(68)	(68)
Foreign currency translation	(2)	(1)	(3)
Balance, December 31, 2015	$30	$20	$50

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

2014 Charges
Venezuela Currency Devaluation

In recent years, exchange control and other regulations in Venezuela have restricted the Company's operations in Venezuela. During 2014, the Venezuelan government introduced a new exchange control market-based mechanism (referred to as "SICAD II") which allowed companies to apply for the conversion of VEF to the U.S. dollar. At December 31, 2014 the SICAD II rate was 50 VEF per U.S. Dollar versus the official rate of 6.3 (a devaluation of about 88%). After considerable analysis, Praxair concluded at that time that the SICAD II rate more accurately reflects the economic reality of its business in Venezuela versus the official exchange rate. There continues to be a lack of exchangeability between the Venezuelan bolivar fuerte ("VEF") and the U.S. dollar.

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
Classification in the consolidated financial statements
The pre-tax charges for each year are shown within operating profit in a separate line item on the consolidated statement of income. In the consolidated balance sheets, asset write-offs are recorded as a reduction to the carrying value of the related assets and unpaid amounts are recorded primarily as short-term liabilities (see Note 7 - Supplemental Information). On the consolidated statement of cash flows, the pre-tax impact of these charges, net of cash payments, is shown as an adjustment to reconcile net income to net cash provided by operating activities. In Note 18 - Segment Information, Praxair excluded these charges from its management definition of segment operating profit; a reconciliation of segments operating profit to consolidated operating profit is shown within the operating profit table.

NOTE 3. ACQUISITIONS
The results of operations of these businesses have been included in Praxair’s consolidated statements of income since their respective dates of acquisition. Proforma financial statements for the following acquisitions have not been provided as the acquisitions are not material individually or in the aggregate.
2015 Acquisitions
During the year-ended December 31, 2015 Praxair had acquisitions totaling $82 million, primarily acquisitions of packaged gases businesses in North and South America and an acquisition of a controlling interest of an equity investment in Asia. These transactions resulted in goodwill and other intangible assets of $56 million and $26 million, respectively (see Note 9 and Note 10). In each case, the allocation of the purchase price is based on preliminary estimates and assumptions, and are subject to revision based on final information received, including appraisals and other analyses that support the underlying estimates. Adjustments, if any, are not expected to be material.
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

NOTE 4. LEASES
In the normal course of its business, Praxair enters into various leases as the lessee, primarily involving manufacturing and distribution equipment and office space. Total lease and rental expenses under operating leases were $141 million in 2015, $148 million in 2014 and $140 million in 2013. Capital leases are not significant and are included in property, plant and equipment – net. Related obligations are included in debt.
At December 31, 2015, minimum payments due under operating leases are as follows:

(Millions of dollars)
2016	$116
2017	100
2018	84
2019	67
2020	51
Thereafter	58
$476
The present value of these future lease payments under operating leases is approximately $416 million.
Praxair’s leases where it is the lessor are not material.
NOTE 5. INCOME TAXES
Pre-tax income applicable to U.S. and foreign operations is as follows:

(Millions of dollars) Year Ended December 31,	2015	2014	2013
United States	$980	$1,004	$890
Foreign	1,180	1,391	1,557
Total income before income taxes	$2,160	$2,395	$2,447

The following is an analysis of the provision for income taxes:

(Millions of dollars) Year Ended December 31,	2015	2014	2013
Current tax expense
U.S. federal	$205	$291	$94
State and local	33	35	27
Foreign	275	310	427
	513	636	548
Deferred tax expense
U.S. federal	71	14	164
State and local	10	12	8
Foreign	18	29	(71)
	99	55	101
Total income taxes	$612	$691	$649

An analysis of the difference between the provision for income taxes and the amount computed by applying the U.S. statutory income tax rate to pre-tax income follows:

(Dollar amounts in millions) Year Ended December 31,	2015		2014		2013
U.S. statutory income tax rate	$756	35.0%	$838	35.0%	$856	35.0%
State and local taxes – net of federal benefit	28	1.3%	31	1.3%	23	1.0%
U.S. tax credits and deductions (a)	(40)	(1.9)%	(37)	(1.5)%	(23)	(1.0)%
Foreign tax differentials (b)	(121)	(5.6)%	(186)	(7.8)%	(158)	(6.4)%
Venezuela currency devaluation (c)	—	—%	46	1.9%	8	0.3%
Income tax benefit from realignment of Italian legal structure (d)	—	—%	—	—%	(40)	(1.6)%
Other – net	(11)	(0.5)%	(1)	—%	(17)	(0.8)%
Provision for income taxes	$612	28.3%	$691	28.9%	$649	26.5%

________________________

(a)	U.S. tax credits and deductions relate to manufacturing deductions and to the research and experimentation tax credit.

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

Net deferred tax liabilities included in the consolidated balance sheet are comprised of the following:

(Millions of dollars) December 31,	2015	2014
Deferred tax liabilities
Fixed assets	$1,413	$1,402
Exchange gains	110	85
Goodwill	147	144
Other intangible assets	117	125
Other	155	146
	$1,942	$1,902
Deferred tax assets
Carryforwards	$287	$333
Benefit plans and related (a)	365	389
Inventory	20	18
Exchange Losses	16	—
Accruals and other (b)	351	357
	$1,039	$1,097
Less: Valuation allowances (c)	(123)	(106)
	$916	$991
Net deferred tax liabilities	$1,026	$911
Recorded in the consolidated balance sheets as (See Note 7):
Prepaid and other current assets	$184	$189
Other long-term assets	118	98
Deferred credits	1,328	1,198
	$1,026	$911
________________________

(a)	Includes deferred taxes of $325 million and $342 million in 2015 and 2014, respectively, related to pension / OPEB funded status (see Notes 7 and 16).

(b)	Includes $194 million and $179 million in 2015 and 2014, respectively, related to research and development costs and $45 million and $67 million in 2015 and 2014, respectively, related to goodwill.

(c)	Summary of valuation allowances relating to deferred tax assets follows (millions of dollars):

	2015	2014	2013
Balance, January 1,	$(106)	$(85)	$(86)
Income tax (charge) benefit	(20)	(20)	1
Translation adjustments	4	6	—
Other, including write-offs	(1)	(7)	—
Balance, December 31,	$(123)	$(106)	$(85)
Praxair evaluates deferred tax assets quarterly to ensure that estimated future taxable income will be sufficient in character (e.g., capital gain versus ordinary income treatment), amount and timing to result in their recovery. After considering the positive and negative evidence, a valuation allowance is established to reduce the assets to their realizable value when management determines that it is more likely than not (i.e., greater than 50% likelihood) that a deferred tax asset will not be realized. Considerable judgment is required in establishing deferred tax valuation allowances. At December 31, 2015, Praxair had $287 million of deferred tax assets relating to net operating losses (“NOLs”) and tax credits and $123 million of valuation allowances. These deferred tax assets include $110 million relating to NOLs of which $51 million are in the United States and $59 million are in Brazil. The U.S. NOLs expire through 2032 and the Brazil NOLs have no expiration. These NOLs have no valuation allowances. The deferred tax assets as of December 31, 2015 also include $61 million relating to U.S. foreign tax credits which expire in 2021 and have a full valuation allowance. The utilization of the U.S. foreign tax credits is dependent on many factors including U.S. interest expense, future U.S. investment, foreign sales and earnings growth, foreign currency exchange rates, and acquisitions and dispositions. Management’s assessment and judgment are highly dependent on these variables and any significant changes to any one of them can substantially impact the amount of foreign tax credit utilization over the ten-year carryforward period.
The remaining deferred tax assets of $116 million relate to U.S. state ($61 million) and other foreign ($55 million) NOLs and credit carryforwards, which expire through 2033, have valuation allowances totaling $62 million. These valuation allowances relate to certain foreign and U.S. state NOLs and are required because management has determined, based on financial projections and available tax strategies, that it is unlikely that the NOLs will be utilized before they expire. If events or circumstances change, valuation allowances are adjusted at that time resulting in an income tax benefit or charge.
A provision has not been made for additional U.S. federal or foreign taxes at December 31, 2015 of approximately $11 billion of undistributed earnings of foreign subsidiaries because Praxair intends to reinvest these funds indefinitely to support foreign growth opportunities. It is not practicable to estimate the unrecognized deferred tax liability on these undistributed earnings. These earnings could become subject to additional tax if they are remitted as dividends, loaned to Praxair in the U.S., or upon sale of the subsidiary’s stock.
Uncertain Tax Positions
Unrecognized income tax benefits represent income tax positions taken on income tax returns but not yet recognized in the consolidated financial statements. The company has unrecognized income tax benefits totaling $68 million, $71 million and $121 million as of December 31, 2015, 2014 and 2013, respectively. If recognized, essentially all of the unrecognized tax benefits and related interest and penalties would be recorded as a benefit to income tax expense on the consolidated statement of income.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Millions of dollars)	2015	2014	2013
Unrecognized income tax benefits, January 1	$71	$121	$142
Additions for tax positions of prior years	21	13	8
Reductions for tax positions of prior years	(13)	(2)	(24)
Additions for current year tax positions	—	3	10
Reductions for settlements with taxing authorities (a)	(3)	(3)	(2)
Reductions as a result of a lapse of an applicable statute of limitations (b)	—	(56)	(1)
Foreign currency translation and other	(8)	(5)	(12)
Unrecognized income tax benefits, December 31	$68	$71	$121

________________________

(a)
Settlements are uncertain tax positions that were effectively settled with the taxing authorities, including positions where the company has agreed to amend its tax returns to eliminate the uncertainty.

(b)	See note (b) to the effective tax rate reconciliation.
Praxair classifies interest income and expense related to income taxes as tax expense in the consolidated statement of income. Praxair recognized no net interest in 2015 and net interest income of $3 million and $11 million in 2014 and 2013, respectively. Praxair had $8 million of accrued interest and penalties as of December 31, 2015 and December 31, 2014, respectively which were recorded in other long-term liabilities in the consolidated balance sheets (see Note 7).

As of December 31, 2015, the company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major tax jurisdictions	Open Years
North America
United States	2011 through 2015
Canada	2008 through 2015
Mexico	2010 through 2015

Europe
Germany	2011 through 2015
Italy	2011 through 2015
Spain	2004 through 2015

South America
Brazil	2005 through 2015

Asia
China	2010 through 2015
India	2006 through 2015
Korea	2010 through 2015
Thailand	2009 through 2015
The company is currently under audit in a number of tax jurisdictions. As a result, it is reasonably possible that some of these audits will conclude or reach the stage where a change in unrecognized income tax benefits may occur within the next twelve months. At that time, the company will record any adjustment to income tax expense as required. In 2015, settlements were not material to the consolidated financial statements. The company is also subject to income taxes in many hundreds of state and local taxing jurisdictions that are open to tax examinations.
NOTE 6. EARNINGS PER SHARE – PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	2015	2014	2013
Numerator (Millions of dollars)
Net income – Praxair, Inc.	$1,547	$1,694	$1,755
Denominator (Thousands of shares)
Weighted average shares outstanding	286,606	291,987	294,994
Shares earned and issuable under compensation plans	399	507	529
Weighted average shares used in basic earnings per share	287,005	292,494	295,523
Effect of dilutive securities
Stock options and awards	2,050	3,114	3,442
Weighted average shares used in diluted earnings per share	289,055	295,608	298,965
Basic Earnings Per Common Share	$5.39	$5.79	$5.94
Diluted Earnings Per Common Share	$5.35	$5.73	$5.87
Stock options totaling 2,696,785 were antidilutive and therefore excluded in the computation of diluted earnings per share for the year ended December 31, 2015. There were no antidilutive shares for the years ended December 31, 2014 and 2013.

NOTE 7. SUPPLEMENTAL INFORMATION
Income Statement

(Millions of dollars) Year Ended December 31,	2015	2014	2013
Selling, General and Administrative
Selling	$507	$572	$567
General and administrative	645	736	782
	$1,152	$1,308	$1,349

Year Ended December 31,	2015	2014	2013
Depreciation and Amortization
Depreciation	$1,059	$1,123	$1,068
Amortization of other intangibles (Note 10)	47	47	41
	$1,106	$1,170	$1,109

Year Ended December 31,	2015	2014	2013
Other Income (Expenses) – Net
Currency related net gains (losses)	$(2)	$1	$3
Partnership income	4	16	7
Net legal settlements	—	—	10
Severance expense	(5)	(22)	(14)
Business divestitures and asset gains (losses) – net	34	36	43
Other – net	(3)	(22)	(17)
	$28	$9	$32

Year Ended December 31,	2015	2014	2013
Interest Expense – Net
Interest incurred on debt	$194	$215	$233
Interest capitalized	(33)	(38)	(69)
Amortization of swap termination costs	—	—	(4)
Bond redemption (a)	—	36	18
	$161	$213	$178

Year Ended December 31,	2015	2014	2013
Income Attributable to Noncontrolling Interests
Noncontrolling interests' operations	$34	$40	$41
Income tax benefit in Italy (Note 5)	—	—	16
Redeemable noncontrolling interests' operations (Note 14)	10	12	24
	$44	$52	$81

Balance Sheet

(Millions of dollars) December 31,	2015	2014
Accounts Receivable
Trade	$1,601	$1,746
Other	101	152
	1,702	1,898
Less: allowance for doubtful accounts (b)	(101)	(102)
	$1,601	$1,796

December 31,	2015	2014
Inventories (c)
Raw materials and supplies	$202	$200
Work in process	48	52
Finished goods	281	299
	$531	$551

December 31,	2015	2014
Prepaid and Other Current Assets
Deferred income taxes (Note 5)	$184	$189
Prepaid (d)	110	116
Other	53	61
	$347	$366

December 31,	2015	2014
Other Long-term Assets
Pension assets (Note 16)	$41	$35
Insurance contracts (e)	74	73
Long-term receivables, net (f)	33	43
Deposits	48	64
Investments carried at cost	12	8
Deferred charges	50	81
Deferred income taxes (Note 5)	118	98
Other	100	114
	$476	$516

December 31,	2015	2014
Other Current Liabilities
Accrued expenses	$247	$296
Payroll	114	177
Cost reduction program (Note 2)	44	7
Pension and postretirement (Note 16)	29	39
Interest payable	71	69
Employee benefit accrual	22	22
Insurance reserves	8	9
Other	167	299
	$702	$918

December 31,	2015	2014
Other Long-term Liabilities
Pension and postretirement (Note 16)	$760	$777
Tax liabilities for uncertain tax positions	56	57
Cost reduction program (Note 2)	6	—
Interest and penalties for uncertain tax positions (Note 5)	8	8
Insurance reserves	24	23
Other	301	311
	$1,155	$1,176

December 31,	2015	2014
Deferred Credits
Deferred income taxes (Note 5)	$1,328	$1,198
Other	62	83
	$1,390	$1,281

December 31,	2015	2014
Accumulated Other Comprehensive Income (Loss)
Cumulative translation adjustment - net of taxes:
North America (g)	$(899)	$(553)
South America (g)	(2,272)	(1,510)
Europe (g)	(526)	(432)
Asia (g)	(285)	(49)
Surface Technologies	(36)	(7)
	(4,018)	(2,551)
Derivatives – net of taxes	(1)	(1)
Pension/OPEB funded status obligation (net of $325 million and $342 million tax benefit in 2015 and 2014, respectively) (Note 16)	(577)	(633)
	$(4,596)	$(3,185)

________________________

(a)
In December 2014, Praxair redeemed $400 million of 5.375% notes due November 2016 for $434 million resulting in an $36 million charge ($22 million after-tax, or $0.07 per diluted share). In December 2013, Praxair redeemed $400 million of 5.25% notes due November 2014 for $418 million resulting in an $18 million charge ($12 million after-tax, or $0.04 per diluted share).

(b)
Provisions to the allowance for doubtful accounts were $35 million, $39 million, and $38 million in 2015, 2014, and 2013, respectively. The allowance activity in each period related primarily to write-offs of uncollectible amounts, net of recoveries and currency movements.

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

(d)	Includes estimated income tax payments of $42 million and $36 million in 2015 and 2014, respectively.

(e)	Consists primarily of insurance contracts and other investments to be utilized for non-qualified pension and OPEB obligations.

(f)
Financing receivables is not normal practice for the company. The balances at December 31, 2015 and 2014 are net of reserves of $35 million and $48 million, respectively. The amounts in both periods relate primarily to government receivables in Brazil and other long-term notes receivable from customers, the majority of which are fully reserved. Collectability is reviewed regularly and uncollectible amounts are written-off as appropriate. The account balance change during 2015 was primarily the result of currency movements.

(g)
North America consists primarily of currency translation adjustments in Canada and Mexico, South America relates primarily to Brazil and Argentina, Europe relates primarily to Spain, Russia and Germany, and Asia relates primarily to China, Korea and India.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT – NET
Significant classes of property, plant and equipment are as follows:

(Millions of dollars) December 31,	Depreciable Lives (Yrs)	2015	2014
Production plants (primarily 15-year life) (a)	10-20	$13,778	$14,400
Storage tanks	15-20	2,196	2,267
Transportation equipment and other	3-15	1,925	1,895
Cylinders (primarily 30-year life)	10-30	1,654	1,724
Buildings	25-40	1,085	1,089
Land and improvements (b)	0-20	517	499
Construction in progress		1,539	1,980
		22,694	23,854
Less: accumulated depreciation		(11,696)	(11,857)
		$10,998	$11,997
(a) - Depreciable lives of production plants related to long-term customer supply contracts are consistent with the contract lives.
(b) - Land is not depreciated.

NOTE 9. GOODWILL
Changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2013	$2,117	$166	$743	$24	$144	$3,194
Acquisitions (Note 3)	47	4	17	14	4	86
Purchase adjustments & other	1	—	(6)	—	5	—
Foreign currency translation	(26)	(23)	(100)	—	(10)	(159)
Balance, December 31, 2014	$2,139	$147	$654	$38	$143	$3,121
Acquisitions (Note 3)	21	9	—	23	3	56
Purchase adjustments & other *	(12)	—	—	—	—	(12)
Foreign currency translation	(37)	(58)	(72)	(2)	(10)	(179)
Balance, December 31, 2015	$2,111	$98	$582	$59	$136	$2,986

*    Primarily relates to the elimination of goodwill with a divestiture.
Praxair has performed its goodwill impairment tests annually during the second quarter of each year, and historically has determined that the fair value of each of its reporting units was substantially in excess of its carrying value. For the 2015 test Praxair applied the FASB's accounting guidance which allows the company to first assess qualitative factors to determine the extent of additional quantitative analysis, if any, that may be required to test goodwill for impairment. Based on the qualitative assessments performed, Praxair concluded that it was more likely than not that the fair value of each reporting unit substantially exceeded its carrying value and therefore, further quantitative analysis was not required. As a result, no impairment was recorded. There were no indicators of impairment through December 31, 2015.

NOTE 10. OTHER INTANGIBLE ASSETS

The following is a summary of Praxair’s other intangible assets at December 31, 2015 and 2014:

(Millions of dollars) For the year ended December 31, 2015	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2014	$693	$37	$47	$777
Additions (primarily acquisitions)	23	2	1	26
Foreign currency translation	(21)	(1)	(1)	(23)
Other *	3	—	—	3
Balance, December 31, 2015	698	38	47	783
Less: accumulated amortization:
Balance, December 31, 2014	(147)	(18)	(9)	(174)
Amortization expense	(37)	(6)	(4)	(47)
Foreign currency translation	7	1	—	8
Other *	(2)	—	—	(2)
Balance, December 31, 2015	(179)	(23)	(13)	(215)
Net balance at December 31, 2015	$519	$15	$34	$568
(Millions of dollars) For the year ended December 31, 2014	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2013	$661	$31	$43	$735
Additions (primarily acquisitions)	54	12	—	66
Foreign currency translation	(22)	(1)	(1)	(24)
Other *	—	(5)	5	—
Balance, December 31, 2014	693	37	47	777
Less: accumulated amortization:
Balance, December 31, 2013	(118)	(16)	(5)	(139)
Amortization expense	(36)	(7)	(4)	(47)
Foreign currency translation	7	—	—	7
Other *	—	5	—	5
Balance, December 31, 2014	(147)	(18)	(9)	(174)
Net balance at December 31, 2014	$546	$19	$38	$603

________________________

*	Other primarily relates to the write-off of fully amortized assets, purchase accounting adjustments and reclassifications.
There are no expected residual values related to these intangible assets. Amortization expense for the years ended December 31, 2015, 2014 and 2013 was $47 million, $47 million and $41 million, respectively. The remaining weighted-average amortization period for intangible assets is approximately 18 years.

Total estimated annual amortization expense is as follows:

(Millions of dollars)
2016	$48
2017	43
2018	39
2019	38
2020	36
Thereafter	364
$568

NOTE 11. DEBT
The following is a summary of Praxair’s outstanding debt at December 31, 2015 and 2014:

(Millions of dollars)	2015	2014
Short-term
Commercial paper and U.S. bank borrowings	$87	$514
Other bank borrowings (primarily international)	163	73
Total short-term debt	250	587
Long-term
U.S. borrowings
4.625% Notes due 2015 (a)	—	500
3.25% Notes due 2015 (a)	—	407
0.75% Notes due 2016 (b, c, d)	400	399
Floating Rate Notes due 2017 (f)	150	—
5.20% Notes due 2017 (c, d)	325	324
1.05% Notes due 2017 (c, d)	399	399
1.20% Notes due 2018 (c, d)	499	499
1.25% Notes due 2018 (c, d, e)	480	479
4.50% Notes due 2019 (c, d)	597	597
1.90% Notes due 2019 (c, d)	499	498
1.50% Euro denominated notes due 2020 (c, d)	646	719
2.25% Notes due 2020 (c, d, f)	298	—
4.05% Notes due 2021 (c, d)	497	496
3.00% Notes due 2021 (c, d)	496	495
2.45% Notes due 2022 (c, d)	596	596
2.20% Notes due 2022 (c, d)	497	497
2.70% Notes due 2023 (c, d)	497	496
2.65% Notes due 2025 (c, d, f)	396	—
1.625% Euro denominated notes due 2025 (c, d)	535	596
3.20% Notes due 2026 (c, d, f)	446	—
3.55% Notes due 2042 (c, d, f)	661	463
Other	3	3
International bank borrowings	57	167
Obligations under capital lease	7	8
	8,981	8,638
Less: current portion of long-term debt	(6)	(2)
Total long-term debt	8,975	8,636
Total debt	$9,231	$9,225

________________________

(a)	In March 2015, Praxair repaid $500 million of 4.625% notes that became due. In September 2015, Praxair repaid $400 million of 3.25% notes that became due.

(b)
Classified as long-term because of the Company’s intent to refinance this debt on a long-term basis and the availability of such financing under the terms of an existing $2.5 billion long-term credit facility.

(c)	Amounts are net of unamortized discounts.

(d)	Amounts are net of debt issuance costs (Note 1)

(e)	December 31, 2015 and 2014 include a $6 million and $14 million fair value increase, respectively, related to hedge accounting. See Note 12 for additional information.

(f)
On February 5, 2015, Praxair issued $150 million of floating rate notes that bear interest at the Federal funds effective rate plus 0.33% due 2017, $400 million of 2.65% fixed rate notes due 2025 and $200 million of 3.550% fixed rates notes due in 2042. On September 21, 2015, Praxair issued the following notes: $300 million of 2.25% notes due 2020 and $450 million of 3.20% notes due 2026. The proceeds will be used for general corporate purposes, including acquisitions, the repayment of outstanding indebtedness and share repurchases under the company's share repurchase program.

On February 8, 2016, Praxair initiated the redemption of the $325 million 5.20% Notes originally due in March of 2017. These Notes require a 20-day notification period prior to redemption. A pre-tax charge of approximately $16 million is expected to be incurred in the first quarter of 2016.
On February 11, 2016, Praxair issued $275 million of 3.20% fixed rate notes due 2026. In addition, on February 12, 2016, Praxair issued €550 million of 1.20% Euro-denominated notes due 2024 which the Company designated as a hedge of the net investment position in its European operations. The proceeds will be used for general corporate purposes, including the repayment of outstanding indebtedness.

Credit Facilities
At December 31, 2015, the company has the following major credit facility available for future borrowing:

Millions of dollars	Total Facility	Borrowings Outstanding	Available for Borrowing	Expires
Senior Unsecured	$2,500	$—	$2,500	December 2019
The credit facility is non-cancellable by the issuing financial institutions until its maturity in December 2019. No borrowings were outstanding under the credit agreement at December 31, 2015.
Covenants
Praxair’s $2.5 billion senior unsecured credit facility and long-term debt agreements contain various covenants which may, among other things, restrict the ability of Praxair to merge with another entity, incur or guarantee debt, sell or transfer certain assets, create liens against assets, enter into sale and leaseback agreements, or pay dividends and make other distributions beyond certain limits. These agreements also require Praxair to not exceed a maximum 70% leverage ratio defined in the agreements as the ratio of consolidated total debt to the sum of consolidated total debt plus consolidated shareholders’ equity of the company. For purposes of the leverage ratio calculation, consolidated shareholders’ equity excludes changes in the cumulative foreign currency translation adjustments after June 30, 2011. At December 31, 2015, the actual leverage ratio, as calculated according to the agreement, was 53% and the company is in compliance with all financial covenants. Also, there are no material adverse change clauses or other subjective conditions that would restrict the company’s ability to borrow under the agreement.
Other Debt Information
As of December 31, 2015 and 2014, the weighted-average interest rate of short-term borrowings outstanding was 3.4% and 0.6%, respectively. The increase reflects the higher mix of international borrowings.
Expected maturities on long-term debt are as follows:

(Millions of dollars)
2016	$6	*
2017	878
2018	985
2019	1,498	*
2020	948
Thereafter	4,666
	$8,981
________________________

*    $400 million of debt due in 2016 has been reflected in 2019 maturities due to the company’s intent to refinance this debt on a long-term basis and the ability to do so under the $2.5 billion senior unsecured credit facility with a syndicate of banks which expires in 2019.
As of December 31, 2015, $5 million of Praxair’s assets (principally international fixed assets) were pledged as collateral for $5 million of long-term debt, including the current portion of long-term debt.
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
The following table is a summary of the notional amount and fair value of derivatives outstanding at December 31, 2015 and 2014 for consolidated subsidiaries:

			Fair Value
(Millions of dollars)	Notional Amounts		Assets		Liabilities
December 31,	2015	2014	2015	2014	2015	2014
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$2,548	$2,427	$15	$5	$11	$13
Derivatives Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$38	$—	$1	$—	$—	$—
Interest rate contracts:
Interest rate swaps (b)	475	875	6	14	—	—
Total Hedges	$513	$875	$7	$14	$—	$—
Total Derivatives	$3,061	$3,302	$22	$19	$11	$13

________________________

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.

(b)	Assets are recorded in other long term assets.

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
Net Investment Hedges
Praxair has designated the €600 million ($646 million as of December 31, 2015) 1.50% Euro-denominated notes due 2020 and the €500 million ($535 million as of December 31, 2015) 1.625% Euro-denominated notes due 2025 as hedges of the net investment position in its European operations. These Euro-denominated debt instruments reduce the company's exposure to changes in the currency exchange rate on investments in foreign subsidiaries with Euro functional currencies. Since the time the Euro-denominated notes were issued in 2014, exchange rate movements have reduced long-term debt by $261 million ($136 million of which was during the year ended December 31, 2015), with the offsetting gain shown within the cumulative translation component of AOCI in the consolidated balance sheets and the consolidated statements of comprehensive income.
Interest Rate Contracts
Outstanding Interest Rate Swaps
At December 31, 2015, Praxair had one outstanding interest rate swap agreement with a $475 million notional amount related to the $475 million 1.25% notes that mature in 2018. The interest rate swap effectively converts fixed-rate interest to variable-rate interest and is designated as a fair value hedge. Fair value adjustments are recognized in earnings along with an equally offsetting charge / benefit to earnings for the changes in the fair value of the underlying debt instrument. At December 31, 2015, $6 million was recognized as an increase in the fair value of this note ($14 million at December 31, 2014). The interest rate swap agreement with a $400 million notional amount related to the $400 million 3.25% fixed-rate notes matured in 2015.
Terminated Treasury Rate Locks
The following table summarizes the unrecognized gains (losses) related to terminated treasury rate lock contracts:

			Unrecognized Gain / (Loss) (a)
(Millions of dollars)	Year Terminated	Original Gain / (Loss)	December 31, 2015	December 31, 2014
Treasury Rate Locks
Underlying debt instrument:
$500 million 2.20% fixed-rate notes that mature in 2022 (b)	2012	$(2)	$(1)	$(1)
$500 million 3.00% fixed-rate notes that mature in 2021 (b)	2011	(11)	(6)	(8)
$600 million 4.50% fixed-rate notes that mature in 2019 (b)	2009	16	6	8
Total – pre-tax			$(1)	$(1)
Less: income taxes			—	—
After- tax amounts			$(1)	$(1)

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

The following table summarizes the impact of the company's derivatives not designated as hedging instruments on the consolidated statements of income:

(Millions of dollars)	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
December 31,	2015	2014	2013
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items:
Debt-related	$(162)	$(69)	$(46)
Other balance sheet items	(8)	(2)	(9)
Total	$(170)	$(71)	$(55)
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
The following table summarizes the impact of the company's derivatives designated as hedging instruments that impact AOCI:

(Millions of dollars)	Amount of Gain (Loss) Recognized in AOCI			Amount of (Gain) Loss Reclassified from AOCI to the Consolidated Statement of Income
December 31,	2015	2014	2013	2015	2014	2013
Derivatives Designated as Hedging Instruments**
Currency contracts:
Net Investment hedge	$—	$(6)	$—	$—	$—	$—
Forecasted purchases	—	1	1	—	—	—
Balance sheet items	1	—	—	(1)	—	—
Interest rate contracts:
Treasury rate locks	—	—	—	—	—	—
Total – Pre tax	$1	$(5)	$1	$(1)	$—	$—
Less: income taxes	—	2	—	—	—	—
Total - Net of Taxes	$1	$(3)	$1	$(1)	$—	$—

** The gains (losses) on net investment hedges are recorded as a component of AOCI within foreign currency translation adjustments in the consolidated balance sheets and consolidated statements of comprehensive income. The gains (losses) on forecasted purchases, balance sheet items, and treasury rate locks are recorded as a component of AOCI within derivative instruments in the consolidated balance sheets and the consolidated statements of comprehensive income. There was no ineffectiveness for these instruments during 2015 or 2014. The gains (losses) on net investment hedges are reclassified to earnings only when the related currency translation adjustments are required to be reclassified, usually upon sale or liquidation of the investment. The gains (losses) for interest rate contracts are reclassified to earnings as interest expense –net on a straight-line basis over the remaining maturity of the underlying debt. Net losses of approximately $2 million are expected to be reclassified to earnings during 2016.

NOTE 13. FAIR VALUE DISCLOSURES
The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:
Level 1 – quoted prices in active markets for identical assets or liabilities
Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and 2014:

	Fair Value Measurements Using
(Millions of dollars)	Level 1		Level 2		Level 3
	2015	2014	2015	2014	2015	2014
Assets
Derivative assets	$—	$—	$22	$19	$—	$—
Liabilities
Derivative liabilities	$—	$—	$11	$13	$—	$—
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
The fair value of cash and cash equivalents, short-term debt, accounts receivables-net, and accounts payable approximate carrying value because of the short-term maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues, which is deemed a Level 2 measurement. At December 31, 2015, the estimated fair value of Praxair’s long-term debt portfolio was $9,069 million versus a carrying value of $8,981 million. At December 31, 2014, the estimated fair value of Praxair’s long-term debt portfolio was $8,753 million versus a carrying value of $8,638 million. These differences are attributable to interest-rate changes subsequent to when the debt was issued.
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

NOTE 14. EQUITY AND REDEEMABLE NONCONTROLLING INTERESTS
Praxair, Inc. Shareholders’ Equity
At December 31, 2015 and 2014, there were 800,000,000 shares of common stock authorized (par value $0.01 per share) of which 383,230,625 shares were issued and 284,879,079 were outstanding at December 31, 2015 (289,261,608 were outstanding at December 31, 2014).
At December 31, 2015 and 2014, there were 25,000,000 shares of preferred stock (par value $0.01 per share) authorized, of which no shares were issued and outstanding. Praxair’s board of directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.
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
During 2011, Praxair acquired a controlling interest in Yara Praxair, a joint venture in Scandinavia that was previously accounted for as an equity investment. As part of the transaction, the noncontrolling shareholder obtained the right to sell its shares to Praxair starting in the first quarter 2015 for a period of 4 years at a formula price. Praxair also obtained the right to purchase the shares held by the noncontrolling shareholder starting in 2017 for a period of 2 years, also at a formula price. Accordingly, the noncontrolling interests related to Yara Praxair have been recorded in the consolidated balance sheets as redeemable noncontrolling interests. At December 31, 2015, other redeemable noncontrolling interests relate to a packaged gas distributor in the United States where the noncontrolling shareholders have put options.
The following is a summary of redeemable noncontrolling interests for the years ended December 31, 2015, 2014 and 2013:

(Millions of dollars)	2015	2014	2013
Beginning Balance	$176	$307	$252
Net income	10	12	24
Distributions to noncontrolling interest	(7)	(9)	(11)
Redemption value adjustment/accretion *	(40)	2	53
Foreign currency translation and other	(17)	(24)	(11)
Purchase/divestiture of noncontrolling interest **	(9)	(112)	—
Ending Balance	$113	$176	$307

* In December 2015, Praxair sold its controlling interest in Praxair Distribution Southeast, LLC and, accordingly, removed the related redeemable noncontrolling interests.
** In January 2014, Praxair acquired the noncontrolling interests related to Praxair Distribution Mid-Atlantic, LLC. The cash payment is shown in the financing section of the consolidated statements of cash flows under the caption "Noncontrolling interest transactions and other".

NOTE 15. SHARE-BASED COMPENSATION
Share-based compensation expense was $30 million in 2015 ($51 million and $70 million in 2014 and 2013, respectively). The related income tax benefit recognized was $8 million in 2015 ($14 million and $21 million in 2014 and 2013, respectively). The share-based compensation expense was primarily recorded in selling, general and administrative expenses and no share-based compensation expense was capitalized.
Summary of Plans
The 2009 Praxair, Inc. Long-Term Incentive Plan was initially adopted by the board of directors and shareholders of the company on April 28, 2009 and was amended and restated in its entirety by the board and shareholders on April 22, 2014 ("the 2009 Plan"). Prior to April 28, 2009, equity awards were granted under the 2002 Praxair, Inc. Long-Term Incentive Plan and the company’s ability to make further equity awards under that plan ended with its adoption of the 2009 Plan. The 2009 Plan permits awards of stock options, stock appreciation rights, restricted stock and restricted stock units, performance-based stock units and other equity awards to eligible officer and non-officer employees and non-employee directors of the company and its affiliates. Under the 2009 Plan, as amended and restated in 2014, the aggregate number of shares available for option and other equity grants is 8,000,000 shares, of which up to 2,600,000 shares may be granted as awards other than options or stock appreciation rights. The 2009 Plan also provides calendar year per-participant limits on grants of stock options and stock appreciation rights and on other types of awards intended to qualify as Performance-Based Compensation under Section 162(m) of the Internal Revenue Code. As of December 31, 2015, 6,356,118 shares remained available for equity grants under the 2009 Plan.

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
The weighted-average fair value of options granted during 2015 was $11.99 per option ($14.62 in 2014 and $16.31 in 2013) based on the Black-Scholes Options-Pricing model. The decrease in grant date fair value year-over-year is primarily attributable to a decrease in volatility.
The following weighted-average assumptions were used to value the grants in 2015, 2014 and 2013:

Year Ended December 31,	2015	2014	2013
Dividend yield	2.2%	2.0%	2.2%
Volatility	13.5%	15.2%	21.7%
Risk-free interest rate	1.51%	1.57%	0.76%
Expected term years	5	5	5

The following table summarizes option activity under the plans for 2015 and changes during the period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

Activity	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2015	10,981	$89.02
Granted	1,567	128.38
Exercised	(1,146)	64.38
Cancelled or expired	(129)	124.83
Outstanding at December 31, 2015	11,273	$96.58	5.1	$156
Exercisable at December 31, 2015	8,579	$87.39	4.1	$156
The aggregate intrinsic value represents the difference between the company’s closing stock price of $102.40 as of December 31, 2015 and the exercise price multiplied by the number of in the money options outstanding as of that date. The total intrinsic value of stock options exercised during 2015 was $65 million ($93 million and $143 million in 2014 and 2013, respectively).
Cash received from option exercises under all share-based payment arrangements for 2015 was $72 million ($88 million and $138 million in 2014 and 2013, respectively) . The cash tax benefit realized from share-based compensation totaled $33 million for 2015, of which $19 million in excess tax benefits was classified as financing cash flows ($48 million and $62 million cash tax benefit in 2014 and 2013, respectively, of which $31 million and $46 million represented excess tax benefits).
As of December 31, 2015, $17 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1 year.
Performance-Based and Restricted Stock Awards
In 2015, the company granted performance-based stock awards under the 2009 Plan to senior level executives of 219,612 shares that vest, subject to the attainment of pre-established minimum performance criteria, principally on the third anniversary of their date of grant. The actual number of shares issued in settlement of a vested award can range from zero to 200 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three-year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s common stock on the date of the grant and the estimated performance that will be achieved. Compensation expense will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved.
There were 91,194 restricted stock units granted to employees during 2015. In addition, the company had previously granted restricted stock to certain key employees that vest after a designated service period ranging from 2 to 10 years. Generally, restricted stock does not earn quarterly dividends while vesting. Compensation expense related to the restricted stock units is recognized on a straight-line basis over the vesting period.
The weighted-average fair value of performance-based stock units granted during 2015 was $120.04 per unit ($121.16 in 2014 and $103.46 in 2013). The weighted-average fair value of restricted stock units granted during 2015 was $120.24 per unit ($122.55 in 2014 and $105.79 in 2013). This is based on the closing market price of Praxair’s common stock on the grant date adjusted for dividends that will not be paid during the vesting period.

The following table summarizes non-vested performance-based and restricted stock award activity as of December 31, 2015 and changes during the period then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
Performance-Based and Restricted Stock Activity	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2015	833	$109.09	307	$106.63
Granted (a)	220	120.04	91	120.24
Vested	(225)	103.16	(100)	107.34
Cancelled	(26)	117.01	(12)	115.02
Non-vested at December 31, 2015	802	$114.41	286	$112.48

(a)	Performance-based stock unit ("PSU") grants during 2015 include 35 thousand shares relating to the actual payout of the 2012 PSU grants in 2015.
There are approximately 15 thousand performance-based shares and 21 thousand restricted stock shares that are non-vested at December 31, 2015 which will be settled in cash due to foreign regulatory limitations. The liability related to these grants reflects the current estimate of performance that will be achieved and the current common stock price.
As of December 31, 2015, based on current estimates of future performance, $21 million of unrecognized compensation cost related to performance-based awards and $13 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized primarily through the first quarter of 2018.
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
Multi-employer Pension Plans
In the United States Praxair participates in seven multi-employer defined benefit pension plans ("MEP") pursuant to the terms of collective bargaining agreements covering approximately 200 union-represented employees. The collective bargaining agreements expire on different dates through 2020. In connection with such agreements, the Company is required to make periodic contributions to the MEPs in accordance with the terms of the respective collective bargaining agreements. Praxair’s participation in these plans is not material either at the plan level or in the aggregate. Praxair’s contributions to these plans were $2 million in 2015, 2014, and 2013 (these costs are not included in the tables that follow). For all MEPs, Praxair’s contributions were significantly less than 1% of the total contributions to each plan for 2014 and 2013. Total 2015 contributions were not yet available from the MEPs.
Praxair has obtained the most recently available Pension Protection Act ("PPA") zone status letters from the Trustees of the MEPs. The PPA classifies MEPs as either Red, Yellow or Green zone plans. Among other factors, plans in the Red zone are generally less than 65 percent funded; plans in the Yellow zone are generally 65 to 80 percent funded; and plans in the Green zone are generally at least 80 percent funded. According to the most current data available, four of the MEPs that the Company participates in are in a Red zone status; one is in a Yellow zone status; and two are in a Green zone status. As of December 31, 2015, the five Red and Yellow Zone plans have pending or have implemented financial improvement or rehabilitation plans. Praxair does not currently anticipate significant future obligations due to the funding status of these plans. If Praxair determined it was probable that it would withdraw from an MEP, the Company would record a liability for its portion of the MEP’s unfunded pension obligations, as calculated at that time. Historically, such withdrawal payments have not been significant.
Defined Contribution Plans
Praxair’s U.S. business employees are eligible to participate in the Praxair defined contribution savings plan. Employees may contribute up to 40% of their compensation, subject to the maximum allowable by IRS regulations. For the U.S. packaged gases business, company contributions to this plan are calculated as a percentage of salary based on age plus service. U.S. employees other than those in the packaged gases business have company contributions to this plan calculated on a graduated scale based on employee contributions to the plan. The cost for these defined contribution plans was $28 million in 2015, $26 million in 2014 and $25 million in 2013 (these costs are not included in the tables that follow).
The defined contribution plans include a non-leveraged employee stock ownership plan ("ESOP") which covers all employees participating in this plan. The collective number of shares of Praxair common stock in the two ESOPs totaled 2,959,745 at December 31, 2015.
Certain international subsidiaries of the company also sponsor defined contribution plans where contributions are determined under various formulas. The expense for these plans was $17 million in 2015, 2014, and 2013 (these expenses are not included in the tables that follow).
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
Praxair uses a measurement date of December 31 for its pension and other post-retirement benefit plans.
Pension and Postretirement Benefit Costs
The components of net pension and OPEB costs for 2015, 2014 and 2013 are shown below:

(Millions of dollars) Year Ended December 31,	Pensions			OPEB
	2015	2014	2013	2015	2014	2013
Service cost	$54	$49	$56	$3	$4	$5
Interest cost	112	121	112	7	11	11
Expected return on plan assets	(154)	(155)	(149)	—	—	—
Net amortization and deferral	79	60	91	(2)	(8)	(5)
Net periodic benefit cost before pension settlement charges	$91	$75	$110	$8	$7	$11
Pension settlement charges *	7	7	9	—	—	—
Net periodic benefit cost	$98	$82	$119	$8	$7	$11
* 2015 includes a $7 million pension settlement charge related to lump sum benefits paid to retired senior managers in the third quarter. The fourth quarter of 2014 and the third quarter of 2013 also include charges of $7 million and $9 million, respectively, related primarily to the retirement of senior managers in the United States (see Note 2).

Funded Status
The changes in benefit obligation and plan assets for Praxair’s pension and OPEB programs, including reconciliation of the funded status of the plans to amounts recorded in the consolidated balance sheet, as of December 31, 2015 and 2014 are shown below:

(Millions of dollars) Year Ended December 31,	Pensions
	2015		2014		OPEB
	U.S.	International	U.S.	International	2015	2014
Change in Benefit Obligation ("PBO")
Benefit obligation January 1	$2,050	$719	$1,791	$661	$180	$208
Service cost	36	18	34	15	3	4
Interest cost	80	32	85	36	7	11
Participant contributions	—	—	—	—	10	10
Plan amendment	—	2	—	—	—	—
Actuarial loss (gain)	(68)	(41)	276	109	(9)	(21)
Benefits paid	(106)	(32)	(136)	(35)	(24)	(25)
Divestiture	—	—	—	(1)	—	—
Foreign currency translation	—	(118)	—	(66)	(7)	(7)
Benefit obligation, December 31	$1,992	$580	$2,050	$719	$160	$180
Accumulated benefit obligation ("ABO")	$1,900	$551	$1,944	$681
Change in Plan Assets
Fair value of plan assets, January 1	$1,607	$561	$1,620	$551	$—	$—
Actual return on plan assets	(11)	18	108	76	—	—
Company contributions	—	15	2	16	—	—
Benefits paid from plan assets	(87)	(28)	(123)	(30)	—	—
Foreign currency translation	—	(91)	—	(52)	—	—
Fair value of plan assets, December 31	$1,509	$475	$1,607	$561	$—	$—
Funded Status, End of Year	$(483)	$(105)	$(443)	$(158)	$(160)	$(180)
Recorded in the Balance Sheet
Other long-term assets	$—	$41	$—	$35	$—	$—
Other current liabilities	(12)	(4)	(18)	(5)	(13)	(16)
Other long-term liabilities	(471)	(142)	(425)	(188)	(147)	(164)
Net amount recognized, December 31	$(483)	$(105)	$(443)	$(158)	$(160)	$(180)
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actuarial loss (gain)	$782	$135	$792	$193	$(25)	$(24)
Prior service cost (credit)	—	11	—	15	(1)	(1)
Deferred tax benefit (Note 5)	(299)	(37)	(303)	(50)	11	11
Amount recognized in accumulated other comprehensive income (loss) (Note 7)	$483	$109	$489	$158	$(15)	$(14)

The changes in plan assets and benefit obligations recognized in other comprehensive income in 2015 and 2014 are as follows:

	Pensions		OPEB
(Millions of dollars)	2015	2014	2015	2014
Current year net actuarial losses (gains)*	$38	$356	$(9)	$(21)
Amortization of net actuarial gains (losses)	(78)	(59)	2	2
Amortization of prior service credits (costs)	(1)	(1)	—	6
Pension settlements (Note 2)	(7)	(7)	—	—
Foreign currency translation and other	(24)	(16)	6	(1)
Total recognized in other comprehensive income	$(72)	$273	$(1)	$(14)
________________________

*
Pension net actuarial losses in 2015 relate primarily to lower actual returns on plan assets when compared with 2014 offset by higher U.S. discount rates. Pension net actuarial losses in 2014 relate primarily to the decrease in discount rates when compared to 2013 as well as updated mortality assumptions. OPEB net actuarial gains in 2015 and 2014 relate primarily to higher discount rates and favorable plan experience, respectively.

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during 2016 are as follows:

(Millions of dollars)	Pension	OPEB
Net actuarial loss (gain)	$59	$(2)
Prior service cost (credit)	1	—
	$60	$(2)
The following table provides information for pension plans where the accumulated benefit obligation exceeds the fair value of the plan assets:

(Millions of dollars) Year Ended December 31,	Pensions
	2015		2014
	U.S.	International	U.S.	International
Projected benefit obligation ("PBO")	$1,992	$336	$2,050	$428
Accumulated benefit obligation ("ABO")	$1,900	$324	$1,944	$412
Fair value of plan assets	$1,509	$188	$1,607	$234

Assumptions
The assumptions used to determine benefit obligations are as of the respective balance sheet dates and the assumptions used to determine net benefit cost are as of the previous year-end, as shown below:

	Pensions
	U.S.		International		OPEB
	2015	2014	2015	2014	2015	2014
Weighted average assumptions used to determine benefit obligations at December 31,
Discount rate (1)	4.32%	3.95%	5.32%	5.36%	4.24%	4.48%
Rate of increase in compensation levels	3.25%	3.25%	3.57%	3.72%	N/A	N/A
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	3.95%	4.80%	5.36%	6.30%	4.48%	5.87%
Rate of increase in compensation levels	3.25%	3.25%	3.72%	4.00%	N/A	N/A
Expected long-term rate of return on plan assets (2)	8.00%	8.00%	7.71%	8.10%	N/A	N/A
________________________

(1)
At the end of 2015, the Company changed the approach used to measure service and interest costs for significant pension and OPEB plans. Through 2015, Praxair measured service and interest costs utilizing a single weighted-average discount rate for each plan derived from the yield curve used to measure the respective plan obligations. Effective in 2016, the Company elected to measure service and interest costs for significant plans by applying the specific spot rates along that yield curve to the plan's expected cash flows ("spot rate approach"). The Company believes the new spot rate approach provides a more precise measurement of service and interest costs by aligning the timing of the plans' expected cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of plan obligations nor the funded status of the plans. The Company has accounted for this change as a change in accounting estimate and, accordingly has accounted for it on a prospective basis.

(2)
The expected long term rate of return on the U.S. and international plan assets is estimated based on the plans' investment strategy and asset allocation, historical capital market performance and, to a lesser extent, historical plan performance. For the U.S. plans, the expected rate of return of 8.00% was derived based on the target asset allocation of 50%-70% equity securities (approximately 9.5% expected return), 20%-40% fixed income securities (approximately 5.5% expected return) and 2% - 10% real estate funds (approximately 7% expected return). For the international plans, the expected rate of return was derived based on the weighted average target asset allocation of 30%-50% equity securities (approximately 10% expected return), 40%-60% fixed income securities (approximately 7.5% expected return), and 0%-10% alternative investments (approximately 7.5% expected return). For the U.S. plan assets, the actual annualized total returns for the most recent 10-year and 20-year periods ended December 31, 2015 were approximately 5.4% and 6.9%, respectively. For the international plan assets, the actual annualized total returns for the same two periods were approximately 7.4% and 8.7%, respectively. Changes to plan asset allocations and investment strategy over this time period limit the value of historical plan performance as factor in estimating the expected long term rate of return. For 2016, the expected long-term rate of return on plan assets will be 8.00% for the U.S. plans. Expected weighted average returns for international plans will vary.

	OPEB
Assumed healthcare cost trend rates	2015	2014
Healthcare cost trend assumed	7.00%	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020
These healthcare-cost trend rate assumptions have an impact on the amounts reported. However, cost caps limit the impact on the net OPEB benefit cost in the U.S. To illustrate the effect, a one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage Point
(Millions of dollars)	Increase	Decrease
Effect on the total of service and interest cost components of net OPEB benefit cost	$—	$—
Effect on OPEB benefit obligation	$2	$(2)
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
The international pension plans are managed individually based on diversified investment portfolios, with different target asset allocations that vary for each plan. Praxair’s U.S. and international pension plans’ weighted-average asset allocations at December 31, 2015 and 2014, and the target asset allocation range for 2015, by major asset category, are as follows:

	U.S.			International
Asset Category	Target	2015	2014	Target	2015	2014
Equity securities	50%-70%	62%	65%	30%-50%	50%	49%
Fixed income securities	20%-40%	30%	28%	40%-60%	41%	42%
Other	2% - 10%	8%	7%	0%-10%	9%	9%

The following table summarizes pension assets measured at fair value by asset category at December 31, 2015 and 2014. During the years presented, there has been no transfer of assets between Levels 1, 2 and 3 (see Note 13 for definition of the levels):

	Fair Value Measurements Using
	Level 1		Level 2		Level 3 *		Total
(Millions of dollars)	2015	2014	2015	2014	2015	2014	2015	2014
Cash and cash equivalents	$1	$1	$—	$—	$—	$—	$1	$1
Equity securities:
U.S. equities	302	340	—	—	—	—	302	340
International equities	62	82	—	—	—	—	62	82
Mutual funds	236	330	—	—	—	—	236	330
Pooled funds	—	—	575	565	—	—	575	565
Fixed income securities:
U.S. government bonds	—	—	50	44	—	—	50	44
International government bonds	—	—	89	125	—	—	89	125
Mutual funds	91	253	—	—	—	—	91	253
Corporate bonds	—	—	163	175	—	—	163	175
Pooled funds	—	—	249	90	—	—	249	90
Other:
Insurance contracts	—	—	—	—	43	53	43	53
Real Estate Funds	—	—	—	—	123	110	123	110
Fair value of plan assets, December 31,	$692	$1,006	$1,126	$999	$166	$163	$1,984	$2,168
* The following table summarizes changes in fair value of the pension plan assets classified as level 3 for the periods ended December 31, 2015 and 2014:

(Millions of dollars)	Insurance Contracts	Real Estate Funds	Total
Balance, December 31, 2013	$48	$—	$48
Gain for the period	12	10	22
Acquisitions	—	100	100
Foreign currency translation	(7)	—	(7)
Balance, December 31, 2014	53	110	163
Gain/(Loss) for the period	(4)	13	9
Acquisitions	—	—	—
Foreign currency translation	(6)	—	(6)
Balance, December 31, 2015	$43	$123	$166
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
Contributions
At a minimum, Praxair contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the timing of discretionary contributions from year to year. Pension contributions were $15 million in 2015, $18 million in 2014 and $52 million in 2013. Estimated required contributions for 2016 are currently expected to be in the area of $10 million to $15 million.
Estimated Future Benefit Payments
The following table presents estimated future benefit payments, net of participants contributions:

(Millions of dollars)	Pensions
Year Ended December 31,	U.S.	International	OPEB
2016	$105	$28	$13
2017	109	28	13
2018	113	30	13
2019	119	31	12
2020	121	33	12
2021-2025	648	182	51
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

•
At December 31, 2015 the most significant non-income and income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $170 million. Praxair has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

•
On September 1, 2010, CADE ("Brazilian Administrative Council for Economic Defense") announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines on all five companies. Originally, CADE imposed a civil fine of R$2.2 billion Brazilian reais (US$563 million) against White Martins, the Brazil-based subsidiary of Praxair, Inc. In response to a motion for clarification, the fine was reduced to R$1.7 billion Brazilian reais (US$435 million) due to a calculation error made by CADE. The amount of the fine is subject to indexation using SELIC. On September 2, 2010, Praxair issued a press release and filed a report on Form 8-K rejecting all claims and stating that the fine represents a gross and arbitrary disregard of Brazilian law.

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

Commitments and Contractual Obligations
The following table sets forth Praxair’s material commitments and contractual obligations as of December 31, 2015, excluding leases, tax liabilities for uncertain tax positions, long-term debt, other post retirement and pension obligations which are summarized elsewhere in the financial statements (see Notes 4, 5, 11, and 16):

(Millions of dollars) Expiring through December 31,	Unconditional Purchase Obligations	Construction Commitments	Guarantees and Other
2016	$507	$1,090	$59
2017	450	250	—
2018	415	2	—
2019	362	—	—
2020	282	—	—
Thereafter	1,992	—	—
	$4,008	$1,342	$59
Unconditional purchase obligations of $4,008 million represent contractual commitments under various long and short-term take-or-pay arrangements with suppliers and are not included on Praxair's balance sheet. These obligations are primarily minimum-purchase commitments for helium, electricity, natural gas and feedstock used to produce atmospheric and process gases. A significant portion of these obligations is passed on to customers through similar take-or-pay or other contractual arrangements. Purchase obligations that are not passed along to customers through such contractual arrangements are subject to market conditions, but do not represent a material risk to Praxair. During 2015, payments related to Praxair's unconditional purchase obligations totaled $847 million, including $399 million for electricity and $148 million for natural gas. Approximately $2,350 million of the purchase obligations relates to power and is intended to secure the uninterrupted supply of electricity and feedstock to Praxair's plants to reliably satisfy customer product supply obligations, and extend through 2030. Certain of the power contracts contain various cancellation provisions requiring supplier agreement, and many are subject to annual escalations based on local inflation factors. The purchase obligations also include a multi-year contract for silane, with a total purchase obligation of $112 million as of December 31, 2015. At December 31, 2015, Praxair's current selling prices and estimated future demand for silane are in excess of its contractual purchase obligations under the contract.
Construction commitments of $1,342 million represent outstanding commitments to complete authorized construction projects as of December 31, 2015. A significant portion of Praxair’s capital spending is related to the construction of new production facilities to satisfy customer commitments which may take a year or more to complete.
Guarantees and other of $59 million are primarily related to Praxair’s contingent obligations under guarantees of certain debt of unconsolidated affiliates. Unconsolidated equity investees had total debt of approximately $263 million at December 31, 2015, which was non-recourse to Praxair with the exception of the guaranteed portions described above. Additionally, Praxair pledged its interest in an unconsolidated equity investment as collateral for $20 million of debt held by that same equity investee. Praxair has no significant financing arrangements with closely-held related parties.
At December 31, 2015, Praxair had undrawn outstanding letters of credit, bank guarantees and surety bonds valued at approximately $925 million from financial institutions, including $406 million relating to the CADE anti-trust litigation in Brazil. These relate primarily to customer contract performance guarantees (including plant construction in connection with certain on-site contracts), self-insurance claims and other commercial and governmental requirements, including foreign litigation matters.

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
Praxair’s operations consist of two major product lines: industrial gases and surface technologies. The industrial gases product line centers on the manufacturing and distribution of atmospheric gases (oxygen, nitrogen, argon, rare gases) and process gases (carbon dioxide, helium, hydrogen, electronic gases, specialty gases, acetylene). Many of these products are co-products of the same manufacturing process. Praxair manufactures and distributes nearly all of its products and manages its customer relationships on a regional basis. Praxair’s industrial gases are distributed to various end-markets within a regional segment through one of three basic distribution methods: on-site or tonnage; merchant or bulk; and packaged or cylinder gases. The distribution methods are generally integrated in order to best meet the customer’s needs and very few of its products can be economically transported outside of a region. Therefore, the distribution economics are specific to the various geographies in which the company operates and are consistent with how management assesses performance.
Praxair evaluates the performance of its reportable segments based primarily on operating profit, excluding inter-company royalties and items not indicative of ongoing business trends. Corporate and globally managed expenses, and research and development costs relating to Praxair’s global industrial gases business, are allocated to operating segments based on sales.
The table below presents information about reportable segments for the years ended December 31, 2015, 2014 and 2013.

(Millions of dollars)	2015	2014	2013
Sales (a)
North America	$5,865	$6,436	$6,164
Europe	1,320	1,546	1,542
South America	1,431	1,993	2,042
Asia	1,551	1,619	1,525
Surface Technologies	609	679	652
	$10,776	$12,273	$11,925

	2015	2014	2013
Operating Profit
North America	$1,558	$1,580	$1,538
Europe	250	291	270
South America	291	449	467
Asia	289	303	271
Surface Technologies	105	123	111
Segment operating profit	2,493	2,746	2,657
Cost reduction program and other charges (Note 2)	(172)	(138)	(32)
Total operating profit	$2,321	$2,608	$2,625

	2015	2014	2013
Total Assets (b)
North America	$9,748	$10,187	$10,116
Europe	2,704	2,996	3,404
South America	2,124	2,718	2,929
Asia	3,113	3,194	3,094
Surface Technologies	630	674	680
	$18,319	$19,769	$20,223

(Millions of dollars)	2015	2014	2013
Depreciation and Amortization
North America	$609	$611	$567
Europe	145	168	169
South America	135	177	181
Asia	176	170	150
Surface Technologies	41	44	42
	$1,106	$1,170	$1,109

	2015	2014	2013
Capital Expenditures and Acquisitions
North America	$869	$837	$2,106
Europe	227	319	451
South America	285	373	284
Asia	208	310	459
Surface Technologies	34	56	43
	$1,623	$1,895	$3,343

	2015	2014	2013
Sales by Product Group
Atmospheric gases and related	$7,595	$8,623	$8,451
Process gases and other	2,572	2,971	2,822
Surface technologies	609	679	652
	$10,776	$12,273	$11,925

	2015	2014	2013
Sales by Major Country
United States	$4,771	$5,171	$4,764
Brazil	1,107	1,511	1,603
Other – foreign	4,898	5,591	5,558
	$10,776	$12,273	$11,925

	2015	2014	2013
Long-lived Assets by Major Country (c)
United States	$4,825	$4,817	$4,723
Brazil	986	1,344	1,376
Other – foreign	5,187	5,836	6,179
	$10,998	$11,997	$12,278
________________________

(a)	Sales reflect external sales only. Intersegment Sales, primarily from North America to other segments, were not material.

(b)	Includes equity investments as of December 31, as follows:

(Millions of dollars)	2015	2014	2013
North America	$127	$132	$128
Europe	195	207	218
Asia	343	354	356
	$665	$693	$702
Changes primarily relate to equity investment earnings, dividends and currency impacts.

(c)	Long-lived assets include property, plant and equipment – net.

NOTE 19. QUARTERLY DATA (UNAUDITED)
(Dollar amounts in millions, except per share data)

2015	1Q	2Q (a)	3Q (a)	4Q	YEAR (a)
Sales	$2,757	$2,738	$2,686	$2,595	$10,776
Cost of sales, exclusive of depreciation and amortization	$1,530	$1,516	$1,488	$1,426	$5,960
Depreciation and amortization	$277	$278	$276	$275	$1,106
Operating profit	$623	$480	$594	$624	$2,321
Net income – Praxair, Inc.	$416	$308	$401	$422	$1,547
Basic Per Share Data
Net income	$1.44	$1.07	$1.40	$1.48	$5.39
Weighted average shares (000’s)	289,143	287,939	285,651	285,288	287,005
Diluted Per Share Data
Net income	$1.43	$1.06	$1.40	$1.47	$5.35
Weighted average shares (000’s)	291,652	290,102	287,311	286,856	289,055

2014	1Q	2Q	3Q	4Q (a)	YEAR (a)
Sales	$3,026	$3,113	$3,144	$2,990	$12,273
Cost of sales, exclusive of depreciation and amortization	$1,726	$1,767	$1,780	$1,689	$6,962
Depreciation and amortization	$285	$293	$301	$291	$1,170
Operating profit	$675	$697	$711	$525	$2,608
Net income – Praxair, Inc.	$448	$467	$477	$302	$1,694
Basic Per Share Data
Net income	$1.52	$1.59	$1.63	$1.04	$5.79
Weighted average shares (000’s)	294,195	292,945	292,170	290,667	292,494
Diluted Per Share Data
Net income	$1.51	$1.58	$1.62	$1.03	$5.73
Weighted average shares (000’s)	297,253	295,976	295,239	293,555	295,608

________________________

(a)	2015 and 2014 include the impact of the following charges (see Notes 2 & 7):

(Millions of dollars)	Operating Profit/ (Loss)	Net Income/ (Loss)	Diluted Earnings Per Share
Cost reduction program and other charges - Q2	$(146)	$(112)	$(0.39)
Cost reduction program and other charges - Q3	(19)	(13)	(0.04)
Pension settlement charge - Q3	(7)	(5)	(0.02)
Year 2015	$(172)	$(130)	$(0.45)

Venezuela currency devaluation – Q4	$(131)	$(131)	$(0.45)
Pension settlement charge – Q4	(7)	(5)	(0.02)
Bond redemption - Q4	—	(22)	(0.07)
Year 2014	$(138)	$(158)	$(0.54)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Management’s Report on Internal Control Over Financial Reporting
Praxair’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, Praxair conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (often referred to as COSO). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2015.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued their opinion on the company’s internal control over financial reporting as of December 31, 2015 as stated in their report in Item 8.
Changes in Internal Control over Financial Reporting
There were no changes in Praxair’s internal control over financial reporting that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, Praxair’s internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
None.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information required by this item is incorporated herein by reference to the sections captioned “The Board of Directors”, “Executive Officers” and “Corporate Governance And Board Practices-Section 16(a) Beneficial Ownership Reporting Compliance” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2016.
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
ITEM 11.     EXECUTIVE COMPENSATION
Information required by this item is incorporated herein by reference to the sections captioned “Executive Compensation” and “Director Compensation” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2016.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans Information – The table below provides information as of December 31, 2015 about company stock that may be issued upon the exercise of options, warrants and rights granted to employees or members of Praxair’s Board of Directors under present and former equity compensation plans, including plans approved by shareholders and one plan which has not been approved by shareholders, the 1996 Praxair, Inc. Performance Incentive Plan ("the 1996 Plan"). The equity compensation plan not approved by shareholders was terminated in March 2001 and directors and officers of the company were not eligible to participate in that plan. Shareholder approval of that plan was not required under applicable NYSE rules. The 1996 Plan provided for granting nonqualified or incentive stock options, stock grants, performance awards and other stock related incentives for key employees. The exercise price under the 1996 Plan was equal to the closing price of Praxair’s common stock on the date of grant. Options that were granted under this plan became exercisable after one or more years after the date of grant and the option term was no more than ten years.

EQUITY COMPENSATION PLANS TABLE

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	12,361,843	(1)	$88.07	6,356,118
Equity compensation plans not approved by shareholders	—		—	—
Total	12,361,843		$88.07	6,356,118

________________________

(1)
This amount includes 286,635 restricted shares and 801,985 performance shares. Up to an additional 801,985 performance shares could be issued if performance goals are achieved at the maximum specified targets. See Note 15 to the consolidated financial statements.

Certain information required by this item regarding the beneficial ownership of the Company’s common stock is incorporated herein by reference to the section captioned “Share Ownership” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2016.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated herein by reference to the sections captioned “Corporate Governance And Board Practices – Review, Approval or Ratification of Transactions with Related Persons,” “Corporate Governance And Board Practices – Certain Relationships and Transactions,” and “Corporate Governance And Board Practices – Director Independence” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2016.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is incorporated herein by reference to the section captioned “The Independent Auditor” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2016.

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	The company’s 2015 Consolidated Financial Statements and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules – All financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits – The exhibits filed as part of this Annual Report on Form 10-K are listed in the accompanying index.

SIGNATURES
Praxair, Inc. and Subsidiaries
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAXAIR, INC.
(Registrant)
Date: February 24, 2016	By:	/s/ ELIZABETH T. HIRSCH
Elizabeth T. Hirsch Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2016.

/s/ STEPHEN F. ANGEL	/s/ MATTHEW J. WHITE	/s/ NANCE K. DICCIANI
Stephen F. Angel Chairman, President, Chief Executive Officer and Director	Matthew J. White Senior Vice President and Chief Financial Officer	Nance K. Dicciani Director

/s/ EDWARD G. GALANTE	/s/ DENISE L. RAMOS	/s/ IRA D. HALL
Edward G. Galante Director	Denise L. Ramos Director	Ira D. Hall Director

/s/ RAYMOND W. LEBOEUF	/s/ LARRY D. MCVAY	/s/ WAYNE T. SMITH
Raymond W. LeBoeuf Director	Larry D. McVay Director	Wayne T. Smith Director

/s/ OSCAR DE PAULA BERNARDES	/s/ ROBERT L. WOOD	/s/ MARTIN H. RICHENHAGEN
Oscar de Paula Bernardes Director	Robert L. Wood Director	Martin H. Richenhagen Director

INDEX TO EXHIBITS
Praxair, Inc. and Subsidiaries

Exhibit No.	Description

3.01
Restated Certificate of Incorporation of Praxair, Inc. as filed with the Secretary of State of the State of Delaware on April 27, 2012 (Filed as Exhibit 3.01 to the Company’s Current Report on Form 8-K dated April 30, 2012, Filing No. 1-11037, and incorporated herein by reference).

3.02	Amended and Restated By-Laws of Praxair, Inc. (Filed as Exhibit 3.02 to the Company’s Current Report on Form 8-K dated January 29, 2016, Filing No. 1-11037, and incorporated herein by reference).

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

4.02a
Indenture, dated as of July 15, 1992, between Praxair, Inc. and U.S. Bank National Association, as the ultimate successor trustee to Bank of America, Illinois, formerly Continental Bank, National Association (Filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated March 19, 2007, Filing No. 1-11037, and incorporated herein by reference).

4.02b	Form of Subordinated Indenture was filed as Exhibit 4.3 to the Company’s Form S-3 filed on May 12, 2015, and is incorporated herein by reference.

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

*10.05g
First amendment to the Praxair, Inc. Equalization Benefit Plan effective January 1, 2010 (Filed as Exhibit 10.05f to the Company’s 2009 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

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

*10.26
Form of Transferable Option Award under the Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan for grants made in 2015 and thereafter (Filed as Exhibit 10.26 to the Company’s 2014 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.27
Form of Restricted Stock Unit Award under the Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan for grants made in 2015 and thereafter (Filed as Exhibit 10.27 to the Company’s 2014 Annual Report on Form 10-K, Filing No. 1-11037, and
incorporated herein by reference).

*10.28a
Form of Performance Share Unit Award under the Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan for grants made in 2015 and thereafter with Earnings Per Share performance metrics (Filed as Exhibit 10.28A to the Company’s 2014 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.28b
Form of Performance Share Unit Award under the Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan for grants made in 2015 and thereafter with Return on Capital performance metrics (Filed as Exhibit 10.28B to the Company’s 2014 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.28c
Form of Performance Share Unit Award under the Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan for grants made in 2016 and thereafter with Total Shareholder Return performance metrics is filed herewith.

*10.28d
Form of Non-Employee Director Restricted Stock Unit Award under the Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, Filing No. 1-11037, and incorporated herein by reference.

*10.29
Letter of Clarification of Certain Pension Benefits dated October 26, 2010 between the Company and James T. Breedlove (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, Filing No. 1-11037, and incorporated herein by reference).

10.30	Form of Standard Underwriting Provisions was filed as Exhibit 1.1 to the Company’s Registration Statement on Form S-3 filed on May 12, 2015, and is incorporated herein by reference.

10.31
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

Exhibit No.	Description
10.33
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

10.35
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

10.36
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

10.37
Terms Agreement dated September 21, 2015 among the Company and Citigroup Global Markets Inc., Deutsche Bank Securities Inc., HSBC Securities (USA) Inc. and Mitsubishi UFJ Securities (USA), acting on behalf of the several underwriters for the issuance and sale of $300,000,000 2.250% Notes due 2020 and $450,000,000 3.200% Notes due 2026, was filed as Exhibit 1 to the Company’s current report on Form 8-K dated September 24, 2015, Filing No. 1-11037, and incorporated herein by reference.

10.38
Terms Agreement dated February 4, 2016 among the Company and Credit Suisse Securities (Europe) Limited, Deutsche Bank AG, London Branch and Merrill Lynch International, acting on behalf of the several underwriters for the issuance and sale of €550,000,000 1.200% Notes due 2024, was filed as Exhibit 1.1 to the Company’s current report on Form 8-K dated February 8, 2016, Filing No. 1-11037, and incorporated herein by reference.

10.39
Terms Agreement dated February 4, 2016 among the Company and J.P. Morgan Securities LLC, Mizuho Securities USA Inc. and Wells Fargo Securities, LLC, acting on behalf of the several underwriters for the issuance and sale of $275,000,000 3.200% Notes due 2026, was filed as Exhibit 1.2 to the Company’s current report on Form 8-K dated February 8, 2016, Filing No. 1-11037, and incorporated herein by reference.

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit No.	Description

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase
Copies of exhibits incorporated by reference can be obtained from the SEC and are located in SEC File No. 1-11037.
*    Indicates a management contract or compensatory plan or arrangement.