Form 10-Q
period 2016-03-31
PRAXAIR INC
filed 2016-04-29
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At March 31, 2016, 285,264,902 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended March 31,
	2016	2015
SALES	$2,509	$2,757
Cost of sales, exclusive of depreciation and amortization	1,381	1,530
Selling, general and administrative	274	299
Depreciation and amortization	272	277
Research and development	23	24
Other income (expense) - net	(5)	(4)
OPERATING PROFIT	554	623
Interest expense - net	65	44
INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	489	579
Income taxes	133	162
INCOME BEFORE EQUITY INVESTMENTS	356	417
Income from equity investments	10	11
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	366	428
Less: noncontrolling interests	(10)	(12)
NET INCOME - PRAXAIR, INC.	$356	$416
PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share	$1.25	$1.44
Diluted earnings per share	$1.24	$1.43
Cash dividends per share	$0.75	$0.715
WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	285,429	289,143
Diluted shares outstanding	286,665	291,652
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Millions of dollars)
(UNAUDITED)

	Quarter Ended March 31,
	2016	2015
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$366	$428

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	342	(644)
Income taxes	16	(34)
Translation adjustments	358	(678)
Funded status - retirement obligations (Note 11):
Retirement program remeasurements	(5)	9
Reclassifications to net income	14	19
Income taxes	(5)	(10)
Funded status - retirement obligations	4	18
Derivative instruments (Note 6):
Current quarter unrealized gain (loss)	—	—
Reclassifications to net income	—	—
Income taxes	—	—
Derivative instruments	—	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	362	(660)

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	728	(232)
Less: noncontrolling interests	(26)	18
COMPREHENSIVE INCOME (LOSS) - PRAXAIR, INC.	$702	$(214)
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$221	$147
Accounts receivable - net	1,685	1,601
Inventories	553	531
Prepaid and other current assets	411	347
TOTAL CURRENT ASSETS	2,870	2,626
Property, plant and equipment (less accumulated depreciation of $12,189 in 2016 and $11,696 in 2015)	11,314	10,998
Goodwill	3,071	2,986
Other intangible assets - net	576	568
Other long-term assets	1,194	1,141
TOTAL ASSETS	$19,025	$18,319
LIABILITIES AND EQUITY
Accounts payable	$796	$791
Short-term debt	174	250
Current portion of long-term debt	8	6
Other current liabilities	821	846
TOTAL CURRENT LIABILITIES	1,799	1,893
Long-term debt	9,222	8,975
Other long-term liabilities	2,580	2,545
TOTAL LIABILITIES	13,601	13,413
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 14)	119	113
Praxair, Inc. Shareholders’ Equity:
Common stock $0.01 par value, authorized - 800,000,000 shares, issued 2016 and 2015 - 383,230,625 shares	4	4
Additional paid-in capital	3,998	4,005
Retained earnings	12,371	12,229
Accumulated other comprehensive income (loss) (Note 14)	(4,250)	(4,596)
Less: Treasury stock, at cost (2016 - 97,965,723 shares and 2015 - 98,351,546 shares)	(7,235)	(7,253)
Total Praxair, Inc. Shareholders’ Equity	4,888	4,389
Noncontrolling interests	417	404
TOTAL EQUITY	5,305	4,793
TOTAL LIABILITIES AND EQUITY	$19,025	$18,319
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
OPERATIONS
Net income - Praxair, Inc.	$356	$416
Noncontrolling interests	10	12
Net income (including noncontrolling interests)	366	428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	272	277
Deferred income taxes	9	14
Share-based compensation	8	7
Working capital:
Accounts receivable	(20)	(50)
Inventory	(7)	(6)
Prepaid and other current assets	1	2
Payables and accruals	(77)	(66)
Pension contributions	(2)	(11)
Long-term assets, liabilities and other	(3)	(87)
Net cash provided by operating activities	547	508
INVESTING
Capital expenditures	(323)	(397)
Acquisitions, net of cash acquired	(63)	(5)
Divestitures and asset sales	2	2
Net cash used for investing activities	(384)	(400)
FINANCING
Short-term debt borrowings (repayments) - net	(77)	38
Long-term debt borrowings	898	753
Long-term debt repayments	(726)	(501)
Issuances of common stock	34	44
Purchases of common stock	(32)	(235)
Cash dividends - Praxair, Inc. shareholders	(214)	(207)
Excess tax benefit on share-based compensation	6	14
Noncontrolling interest transactions and other	(2)	(6)
Net cash (used for) provided by financing activities	(113)	(100)
Effect of exchange rate changes on cash and cash equivalents	24	(17)
Change in cash and cash equivalents	74	(9)
Cash and cash equivalents, beginning-of-period	147	126
Cash and cash equivalents, end-of-period	$221	$117
The accompanying notes are an integral part of these financial statements.

INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Notes to Condensed Consolidated Financial Statements - Praxair, Inc. and Subsidiaries (Unaudited)

PRAXAIR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Summary of Significant Accounting Policies
Presentation of Condensed Consolidated Financial Statements - In the opinion of Praxair, Inc. (Praxair) management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented and such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements of Praxair, Inc. and subsidiaries in Praxair’s 2015 Annual Report on Form 10-K. There have been no material changes to the company’s significant accounting policies during 2016.
Accounting Standards Implemented in 2016
The following standard was effective for Praxair in 2016 and its adoption did not have a significant impact on the condensed consolidated financial statements:

•
Accounting for Share-based Compensation - In June 2014, the FASB issued updated guidance on the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The adoption of this guidance did not have a significant impact on the condensed consolidated financial statements.

Accounting Standards to be Implemented

•
Revenue Recognition – In May 2014, the FASB issued updated guidance on the reporting and disclosure of revenue. The new guidance requires the evaluation of contracts with customers to determine the recognition of revenue when or as the entity satisfies a performance obligation, and would require expanded disclosures. Subsequently, the FASB has issued amendments to certain aspects of the guidance including the effective date. This guidance is required to be effective beginning in the first quarter 2018 (with early adoption beginning in 2017 optional) and includes several transition options. Praxair is currently in the process of reviewing the new guidance and will provide updates on the expected impact to Praxair in future filings, as determined.

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

•
Leases – In February 2016, the FASB issued updated guidance on the accounting and financial statement presentation of leases. The new guidance requires lessees to recognize a right-of-use asset and lease liability for all leases, except those that meet certain scope exceptions, and would require expanded quantitative and qualitative disclosures. This guidance will be effective for Praxair beginning in the first quarter 2019, with early adoption optional, and requires companies to transition using a modified retrospective approach. Praxair is in the early stages of reviewing the new guidance and will provide updates on the expected impact to Praxair in future filings, as determined.

•
Improvements to Employee Share-Based Payment Accounting – In March 2016, the FASB issued updated guidance on the accounting for employee share-based payments. The new guidance requires that all excess tax benefits and deficiencies associated with share-based payment awards be recorded through the statement of income in the period in which they occur, and within operating cash flows in the statement of cash flows. Currently such excess tax benefits are recorded as direct credits to equity (not via the statement of income) and within financing cash flows. The new update also provides guidance relating to the accounting for forfeitures, statutory tax withholding requirements, and earnings per share calculations. This guidance will be effective for Praxair beginning in the first quarter 2017, with early adoption optional. We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption.

Reclassifications – Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.
2. Cost Reduction Program and Other Charges
2015 Cost Reduction Program
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

The following table summarizes the activities related to the first quarter of 2016:

(millions of dollars)	Severance costs	Other Charges	Total
Balance, January 1, 2016	$30	$20	$50
Less: Cash payments	(11)	(2)	(13)
Less: Non-cash asset write-offs	—	—	—
Foreign currency translation	1	—	1
Balance, March 31, 2016	$20	$18	$38
For further details regarding the cost reduction program and other charges, refer to Note 2 to the consolidated financial statements of Praxair's 2015 Annual Report on Form 10-K.
3. Acquisitions
2016 Acquisitions

During the three months ended March 31, 2016, Praxair had acquisitions totaling $63 million, primarily acquisitions of packaged gases businesses in North America and Europe. These transactions resulted in goodwill and other intangible assets of $34 million and $15 million, respectively (see Note 9).
2015 Acquisitions

During the three months ended March 31, 2015, Praxair had acquisitions totaling $5 million. This was due primarily to the acquisition of a packaged gas business in South America.

4. Supplemental Information
Inventories
The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	March 31, 2016	December 31, 2015
Inventories
Raw materials and supplies	$204	$202
Work in process	49	48
Finished goods	300	281
Total inventories	$553	$531

Long-term receivables
Long-term receivables are not material and are largely reserved. Such long-term receivables are included within other long-term assets in the condensed consolidated balance sheets and totaled $35 million and $33 million at March 31, 2016 and December 31, 2015, respectively. These amounts are net of reserves of $37 million and $35 million, respectively. The amounts in both periods relate primarily to government receivables in Brazil and other long-term notes receivable from customers. Collectability is reviewed regularly and uncollectible amounts are written-off as appropriate. The account balance changes during 2016 were primarily due to foreign exchange rate movements.

5. Debt
The following is a summary of Praxair’s outstanding debt at March 31, 2016 and December 31, 2015:

(Millions of dollars)	March 31, 2016	December 31, 2015
SHORT-TERM
Commercial paper and U.S. bank borrowings	$6	$87
Other bank borrowings (primarily international)	168	163
Total short-term debt	174	250
LONG-TERM (a)
U.S. borrowings (U.S. dollar denominated unless otherwise noted)
0.75% Notes due 2016 (b)	—	400
5.20% Notes due 2017 (b)	—	325
Floating Rate Notes due 2017 (c)	150	150
1.05% Notes due 2017	399	399
1.20% Notes due 2018	499	499
1.25% Notes due 2018 (d)	485	480
4.50% Notes due 2019	597	597
1.90% Notes due 2019	499	499
1.50% Euro-denominated notes due 2020	677	646
2.25% Notes due 2020	298	298
4.05% Notes due 2021	497	497
3.00% Notes due 2021	496	496
2.45% Notes due 2022	597	596
2.20% Notes due 2022	498	497
2.70% Notes due 2023	497	497
1.20% Euro-denominated notes due 2024 (e)	622	—
2.65% Notes due 2025	397	396
1.625% Euro-denominated notes due 2025	561	535
3.20% Notes due 2026 (e)	725	446
3.55% Notes due 2042	661	661
Other	2	3
International bank borrowings	65	57
Obligations under capital leases	8	7
	9,230	8,981
Less: current portion of long-term debt	(8)	(6)
Total long-term debt	9,222	8,975
Total debt	$9,404	$9,231

(a)	Amounts are net of unamortized discounts, premiums and/or debt issuance costs as applicable.

(b)
In February 2016, Praxair repaid $400 million of 0.75% notes that became due. Also in February 2016, Praxair redeemed $325 million of 5.20% notes due March 2017 resulting in a $16 million interest charge ($10 million after-tax, or $0.04 per diluted share).

(c)
Classified as long-term because of the company’s intent to refinance this debt on a long-term basis and the availability of such financing under the terms of an existing $2.5 billion long-term credit facility.

(d)	March 31, 2016 and December 31, 2015 include a $11 million and $6 million fair value increase, respectively, related to hedge accounting. See Note 6 for additional information.

(e)
In February 2016, Praxair issued €550 million of 1.20% Euro-denominated notes due 2024. In addition, Praxair issued $275 million of 3.20% notes due 2026. The proceeds of these debt issuances were used for general corporate purposes, including acquisitions, repayment of debt and share repurchases under the company's share repurchase program.

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
The following table is a summary of the notional amount and fair value of derivatives outstanding at March 31, 2016 and December 31, 2015 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets		Liabilities
(Millions of dollars)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$2,573	$2,548	$76	$15	$11	$11
Derivatives Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$38	$38	$—	$1	$—	$—
Interest rate contracts:
Interest rate swaps (b)	475	475	11	6	—	—
Total Hedges	$513	$513	$11	$7	$—	$—
Total Derivatives	$3,086	$3,061	$87	$22	$11	$11

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.

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

Net Investment Hedge

In 2014 Praxair designated the €600 million ($677 million as of March 31, 2016) 1.50% Euro-denominated notes due 2020 and the €500 million ($561 million as of March 31, 2016) 1.625% Euro-denominated notes due 2025, as a hedge of the net investment position in its European operations. In 2016 Praxair designated an incremental €550 million ($622 million as of March 31, 2016) 1.20% Euro-denominated notes due 2024 as an additional hedge of the net investment position in its European operations. These Euro-denominated debt instruments reduce the company's exposure to changes in the currency exchange rate on investments in foreign subsidiaries with Euro functional currencies. Since hedge inception, exchange rate movements have reduced long-term debt by $197 million (long-term debt increased by $64 million during the first quarter of 2016), with the offsetting gain shown within the cumulative translation component of AOCI in the condensed consolidated balance sheets and the condensed consolidated statements of comprehensive income.
Interest Rate Contracts
Outstanding Interest Rate Swaps
At March 31, 2016, Praxair had one outstanding interest rate swap agreement with a $475 million notional amount related to the $475 million 1.25% notes that mature in 2018. The interest rate swap effectively converts fixed-rate interest to variable-rate interest and is designated as a fair value hedge. Fair value adjustments are recognized in earnings along with an equally offsetting charge / benefit to earnings for the changes in the fair value of the underlying debt instrument. At March 31, 2016, $11 million was recognized as an increase in the fair value of these notes ($6 million at December 31, 2015).

Terminated Treasury Rate Locks
The following table summarizes the unrecognized gains (losses) related to terminated treasury rate lock contracts:

	Year Terminated	Original Gain / (Loss)	Unrecognized Gain / (Loss) (a)
(Millions of dollars)			March 31, 2016	December 31, 2015
Treasury Rate Locks
Underlying debt instrument:
$500 million 2.20% fixed-rate notes that mature in 2022 (b)	2012	$(2)	$(1)	$(1)
$500 million 3.00% fixed-rate notes that mature in 2021 (b)	2011	(11)	(6)	(6)
$600 million 4.50% fixed-rate notes that mature in 2019 (b)	2009	16	6	6
Total - pre-tax			$(1)	$(1)
Less: income taxes			—	—
After- tax amounts			$(1)	$(1)

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

The following table summarizes the impact of the company’s derivatives on the consolidated statements of income and AOCI:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended March 31,
(Millions of dollars)	2016	2015
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$67	$(79)
Other balance sheet items	2	(6)
Total	$69	$(85)

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

The following tables summarize the impacts of the company's derivatives designated as hedging instruments that impact AOCI:

Derivatives Designated as Hedging Instruments **

	Quarter Ended
	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Income
(Millions of dollars)	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Currency contracts:
Balance sheet items	$—	$—	$—	$—
Net Investment Hedge	$(4)	$—	$—	$—
Interest rate contracts:
Treasury rate lock contracts	—	—	—	—
Total - pre tax	$(4)	$—	$—	$—
Less: income taxes	1	—	—	—
Total - Net of Taxes	$(3)	$—	$—	$—

**The gains (losses) on net investment hedges are recorded as a component of AOCI within foreign currency translation adjustments in the condensed consolidated balance sheets and the condensed consolidated statements of comprehensive income. The gains (losses) on treasury rate locks are recorded as a component of AOCI within derivative instruments in the condensed consolidated balance sheets and the condensed consolidated statements of comprehensive income. There was no ineffectiveness for these instruments during 2016 or 2015. The gains (losses) on net investment hedges are reclassified to earnings only when the related currency translation adjustments are required to be reclassified, usually upon sale or liquidation of the investment. The gains (losses) for interest rate contracts are reclassified to earnings as interest expense –net on a straight-line basis over the remaining maturity of the underlying debt. Net losses of less than $2 million are expected to be reclassified to earnings during the next twelve months.

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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Assets
Derivatives	—	—	$87	$22	—	—
Liabilities
Derivatives	—	—	$11	$11	—	—
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
The fair values of cash and cash equivalents, short-term debt, accounts receivable-net, and accounts payable approximate carrying amounts because of the short maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for similar issues, which is deemed a level 2 measurement. At March 31, 2016, the estimated fair value of Praxair’s long-term debt portfolio was $9,560 million versus a carrying value of $9,230 million. At December 31, 2015, the estimated fair value of Praxair’s long-term debt portfolio was $9,069 million versus a carrying value of $8,981 million. Differences from carrying amounts are attributable to interest-rate changes subsequent to when the debt was issued.

8. Earnings Per Share – Praxair, Inc. Shareholders
Basic earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended March 31,
	2016	2015
Numerator (Millions of dollars)
Net income - Praxair, Inc.	$356	$416
Denominator (Thousands of shares)
Weighted average shares outstanding	285,049	288,748
Shares earned and issuable under compensation plans	380	395
Weighted average shares used in basic earnings per share	285,429	289,143
Effect of dilutive securities
Stock options and awards	1,236	2,509
Weighted average shares used in diluted earnings per share	286,665	291,652
Basic Earnings Per Share	$1.25	$1.44
Diluted Earnings Per Share	$1.24	$1.43
Stock options of 5,236,570 and 2,800,555 were antidilutive and therefore excluded in the computation of diluted earnings per share for the quarters ended March 31, 2016 and 2015, respectively.

9. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended March 31, 2016 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2015	$2,111	$98	$582	$59	$136	$2,986
Acquisitions (Note 3)	34	—	—	—	—	34
Purchase adjustments & other	4	—	—	—	—	4
Foreign currency translation	7	12	25	1	2	47
Balance, March 31, 2016	$2,156	$110	$607	$60	$138	$3,071
Praxair has performed its goodwill impairment tests annually during the second quarter of each year, and historically has determined that the fair value of each of its reporting units was substantially in excess of its carrying value (refer to Note 1 to the consolidated financial statements of Praxair's 2015 Annual Report on Form 10-K). As a result, no impairment was recorded. There were no indicators of impairment through March 31, 2016.
Changes in the carrying amounts of other intangibles for the three months ended March 31, 2016 were as follows:

(Millions of dollars)	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2015	$698	$38	$47	$783
Additions (Note 3)	9	2	4	15
Foreign currency translation	5	—	—	5
Other	2	(7)	—	(5)
Balance, March 31, 2016	$714	$33	$51	$798
Less: Accumulated amortization
Balance, December 31, 2015	$(179)	$(23)	$(13)	$(215)
Amortization expense	(10)	(1)	(1)	(12)
Foreign currency translation	(2)	—	—	(2)
Other	—	7	—	7
Balance, March 31, 2016	$(191)	$(17)	$(14)	$(222)
Net balance at March 31, 2016	$523	$16	$37	$576
There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 18 years.
Total estimated annual amortization expense is as follows:

(Millions of dollars)
Remaining 2016	$37
2017	45
2018	41
2019	39
2020	37
Thereafter	377
$576

10. Share-Based Compensation
Share-based compensation of $8 million ($6 million after-tax) and $7 million ($5 million after-tax) was recognized during the quarters ended March 31, 2016 and 2015, respectively. Expense amounts reflect current estimates of achieving performance targets relating to performance-based compensation. The expense was recorded primarily in selling, general and administrative expenses. There was no share-based compensation cost that was capitalized. For further details regarding Praxair’s share-based compensation arrangements and prior-year grants, refer to Note 15 to the consolidated financial statements of Praxair’s 2015 Annual Report on Form 10-K.
Stock Options
The weighted-average fair value of options granted during the quarter ended March 31, 2016 was $8.91 ($11.99 in 2015) based on the Black-Scholes Options-Pricing model. The decrease in grant date fair value year-over-year is primarily attributable to a decrease in the company's stock price.

The following weighted-average assumptions were used to value the grants in 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Dividend yield	2.9%	2.2%
Volatility	14.4%	13.5%
Risk-free interest rate	1.41%	1.51%
Expected term years	6	5
The following table summarizes option activity under the plans as of March 31, 2016 and changes during the three-month period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2016	11,273	$96.58
Granted	2,468	102.22
Exercised	(509)	60.50
Cancelled or Expired	(52)	105.04
Outstanding at March 31, 2016	13,180	98.96	6.0	$242
Exercisable at March 31, 2016	9,344	$93.75	4.5	$212
The aggregate intrinsic value represents the difference between the company’s closing stock price of $114.45 as of March 31, 2016 and the exercise price multiplied by the number of in the money options outstanding as of that date. The total intrinsic value of stock options exercised during the quarter ended March 31, 2016 was $23 million ($44 million during the same period in 2015).
Cash received from option exercises under all share-based payment arrangements for the quarter ended March 31, 2016 was $31 million ($40 million for the same time period in 2015). The cash tax benefit realized from share-based compensation totaled $13 million for the quarter ended March 31, 2016, of which $6 million in excess tax benefits was classified as financing cash flows for the three months ended March 31, 2016 ($23 million cash tax benefit for the same period in 2015 of which $14 million represented excess tax benefits for the three months ended March 31, 2015).
As of March 31, 2016, $33 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1 year.
Performance-Based and Restricted Stock Awards
During the three months ended March 31, 2016, the company granted performance-based stock awards to employees of 240,505 shares that vest, subject to the attainment of pre-established minimum performance criteria, principally on the third anniversary of their date of grant. These awards are tied to either return on capital ("ROC") performance or relative total shareholder return ("TSR") performance versus that of the S&P 500. The actual number of shares issued in settlement of a vested award can range from zero to 200 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three-year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s common stock on the date of the grant and the estimated performance that will be achieved. Compensation expense will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved.
During the three months ended March 31, 2016, the company also granted restricted stock units to employees of 75,640 shares. The majority of the restricted stock units vest at the end of a three-year service period. Compensation expense related to the restricted stock units is recognized on a straight line basis over the vesting period.
The weighted-average fair value of ROC performance-based stock awards and restricted stock units granted during the three months ended March 31, 2016 was $93.46 and $93.50, respectively ($120.05 and $120.04 for the same period in 2015). These fair values are based on the closing market price of Praxair’s common stock on the grant date adjusted for dividends that will not be paid during the vesting period.
The weighted-average fair value of performance-based stock tied to relative TSR performance granted during the three months ended March 31, 2016 was $124.18 (none in 2015), and was estimated using a Monte Carlo simulation performed as of the grant date.
The following table summarizes non-vested performance-based and restricted stock award activity as of March 31, 2016 and changes during the three months then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2016	802	$114.41	286	$112.48
Granted	241	105.34	76	93.50
Vested	(106)	103.46	(80)	103.92
Cancelled and Forfeited*	(195)	103.70	(2)	114.53
Non-vested at March 31, 2016	742	$115.76	280	$109.76

* Amounts for performance-based awards include an adjustment of 39 thousand shares relating to the actual payout of 2013 grants in 2016.
There are approximately 12 thousand performance-based shares and 12 thousand restricted stock shares that are non-vested at March 31, 2016 which will be settled in cash due to foreign regulatory limitations. The liability related to these grants reflects the current estimate of performance that will be achieved and the current common stock price.
As of March 31, 2016, based on current estimates of future performance, $38 million of unrecognized compensation cost related to performance-based awards is expected to be recognized through the first quarter of 2019 and $17 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized primarily through the first quarter of 2019.

11. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarters ended March 31, 2016 and 2015 are shown below:

	Quarter Ended March 31,
	Pensions		OPEB
(Millions of dollars)	2016	2015	2016	2015
Service cost	$12	$14	$1	$1
Interest cost	24	28	1	2
Expected return on plan assets	(39)	(39)	—	—
Net amortization and deferral	15	20	(1)	(1)
Net periodic benefit cost before pension settlement charge	$12	$23	$1	$2
Praxair estimates that 2016 required contributions to its pension plans will be in the range of $10 million to $15 million, of which $2 million have been made through March 31, 2016. At the end of 2015, the Company changed the approach used to measure service and interest costs for significant pension and OPEB plans by applying specific spot rates along the yield curve rather than a single weighted-average rate derived from the yield curve (the "spot rate approach"). This change was accounted for as a change in accounting estimate and, as such, is applied on a prospective basis starting in 2016.
In 2015 a number of senior managers retired. These retirees are covered by the U.S. supplemental pension plan which provides for a lump sum payment option. Under certain circumstances, such lump sum payments must be accounted for as a settlement of the related pension obligation, but only when paid. As a result, Praxair anticipates that it will record a pension settlement expense of approximately $4 million in the third quarter of 2016 when the payments are made to the retirees.

12. Commitments and Contingencies
Contingent Liabilities
Praxair is subject to various lawsuits and government investigations that arise from time to time in the ordinary course of business. These actions are based upon alleged environmental, tax, antitrust and personal injury claims, among others. Praxair has strong defenses in these cases and intends to defend itself vigorously. It is possible that the company may incur losses in connection with some of these actions in excess of accrued liabilities. Management does not anticipate that in the aggregate such losses would have a material adverse effect on the company’s consolidated financial position or liquidity; however, it is possible that the final outcomes could have a significant impact on the company’s reported results of operations in any given period (see Note 17 to the consolidated financial statements of Praxair’s 2015 Annual Report on Form 10-K).
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

•
At March 31, 2016 the most significant non-income and income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $190 million. Praxair has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

•
On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines on all five companies. Originally, CADE imposed a civil fine of R$2.2 billion Brazilian reais (US$618 million) against White Martins, the Brazil-based subsidiary of Praxair, Inc. In response to a motion for clarification, the fine was reduced to R$1.7 billion Brazilian reais (US$478 million) due to a calculation error made by CADE. The amount of the fine is subject to indexation using SELIC. On September 2, 2010, Praxair issued a press release and filed a report on Form 8-K rejecting all claims and stating that the fine represents a gross and arbitrary disregard of Brazilian law.

On October 19, 2010, White Martins filed an annulment petition (“appeal”) with the Federal Court in Brasilia seeking to have the fine against White Martins entirely overturned. In order to suspend payment of the fine pending the completion of the appeal process, Brazilian law required that the company tender a form of guarantee in the amount of the fine as security. Initially, 50% of the guarantee was satisfied by letters of credit with a financial institution and 50% by equity of a Brazilian subsidiary.
On September 14, 2015, the Ninth Federal Court of Brasilia overturned the fine against White Martins and declared the original CADE administrative proceeding to be null and void. We expect CADE to appeal this decision to the Federal Circuit Court in Brasilia. On April 15, 2016, the Ninth Federal Court in Brasilia allowed White Martins to withdraw and cancel the letters of credit. Accordingly, the guarantee is currently satisfied solely by equity of a Brazilian subsidiary.
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

13. Segments
Sales and operating profit by segment for the quarters ended March 31, 2016 and 2015 are shown below. For a description of Praxair’s operating segments, refer to Note 18 to the consolidated financial statements of Praxair’s 2015 Annual Report on Form 10-K.

	Quarter Ended March 31,
(Millions of dollars)	2016	2015
SALES(a)
North America	$1,353	$1,499
Europe	320	326
South America	311	401
Asia	376	371
Surface Technologies	149	160
Total sales	$2,509	$2,757

	Quarter Ended March 31,
(Millions of dollars)	2016	2015
OPERATING PROFIT
North America	$349	$379
Europe	62	62
South America	55	85
Asia	63	69
Surface Technologies	25	28
Segment operating profit	$554	$623

(a)	Sales reflect external sales only. Intersegment sales, primarily from North America to other segments, were not material.

14. Equity and Redeemable Noncontrolling Interests
Equity
A summary of the changes in total equity for the quarters ended March 31, 2016 and 2015 is provided below:

	Quarter Ended March 31,
(Millions of dollars)	2016			2015
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$4,389	$404	$4,793	$5,623	$387	$6,010
Net income (a)	356	8	364	416	9	425
Other comprehensive income (loss)	346	10	356	(630)	(21)	(651)
Noncontrolling interests:
Additions (reductions) (b)	—	—	—	—	2	2
Dividends and other capital changes	—	(5)	(5)	—	(2)	(2)
Redemption value adjustments	—	—	—	(3)	—	(3)
Dividends to Praxair, Inc. common stock holders ($0.75 per share in 2016 and $0.715 per share in 2015)	(214)	—	(214)	(207)	—	(207)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	2	—	2	2	—	2
For employee savings and incentive plans	27	—	27	30	—	30
Purchases of common stock	(32)	—	(32)	(234)	—	(234)
Tax benefit from share-based compensation	6	—	6	14	—	14
Share-based compensation	8	—	8	7	—	7
Balance, end of period	$4,888	$417	$5,305	$5,018	$375	$5,393

(a)
Net income for noncontrolling interests excludes Net income related to redeemable noncontrolling interests of $2 million for the three months ended March 31, 2016 ($3 million for the same time period in 2015), which is not part of total equity (see redeemable noncontrolling interests section below).

(b)
Praxair increased its ownership in certain consolidated subsidiaries. The difference between the purchase price and the related noncontrolling interests was recorded as a decrease in Praxair's additional paid-in-capital.

The components of AOCI are as follows:

	March 31,	December 31,
(Millions of dollars)	2016	2015
Cumulative translation adjustment - net of taxes:
North America	$(817)	$(899)
South America	(2,120)	(2,272)
Europe	(468)	(526)
Asia	(245)	(285)
Surface Technologies	(26)	(36)
	(3,676)	(4,018)
Derivatives - net of taxes	(1)	(1)
Pension / OPEB funded status obligation (net of $320 million and $325 million tax benefit in March 31, 2016 and December 31, 2015, respectively)	(573)	(577)
	$(4,250)	$(4,596)

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
Redeemable noncontrolling interests include Yara Praxair, a joint venture in Scandinavia, and one packaged gas distributor in the United States where the noncontrolling shareholders have put options. In Scandinavia, the noncontrolling shareholder has the right to sell its shares to Praxair starting in the first quarter 2015 for a period of 4 years at a formula price. Praxair also obtained the right to purchase the shares held by the noncontrolling shareholder starting in 2017 for a period of 2 years, also at a formula price.
The following is a summary of the changes in redeemable noncontrolling interests for the three months ended March 31, 2016 and 2015:

(Millions of dollars)	2016	2015
Balance, January 1	$113	$176
Net income	2	3
Distributions to noncontrolling interest	(2)	(3)
Redemption value adjustments/accretion	—	3
Foreign currency translation and other	6	(9)
Purchase of noncontrolling interest	—	—
Balance, March 31	$119	$170

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consolidated Results

In the first quarter, Praxair’s sales were $2,509 million, 9% below the prior-year quarter primarily due to the negative impact of foreign currency translation which reduced sales by 7%. Lower cost pass-through, primarily natural gas, reduced sales by 1%. Excluding these impacts, organic sales were 1% below the first quarter of 2015. Volume growth from new project start-ups primarily in Asia and Europe, and higher overall pricing were offset by lower base business volumes in North and South America due primarily to weaker industrial manufacturing activity in the US and Brazil, and weaker demand globally in energy end-markets. Operating profit of $554 million, 22.1% of sales, was 11% below the prior-year quarter, and 4% below excluding currency translation, primarily due to lower volumes. The company’s adjusted EBITDA margin of 33.3% was strong and above the prior-year quarter. Reported earnings per share were $1.24. On an adjusted basis, excluding the impact of a charge to interest expense related to a bond redemption prior to maturity, earnings per share were $1.28, 10% below the prior-year quarter due to lower net income primarily due to foreign currency impacts, partially offset by fewer diluted shares outstanding due to net stock repurchases over the past year.

Outlook
Diluted earnings per share for the second quarter of 2016 are expected to be in the range of $1.32 to $1.39 and adjusted diluted earnings per share for the full year of 2016 are expected to be in the range of $5.35 to $5.70. The full-year adjusted diluted earnings per share guidance excludes the impact of a pension settlement expected to be recorded in the third quarter (see Note 11 to the condensed consolidated financial statements).
Full-year capital expenditures are expected to be about $1.5 billion.

The company’s core business is to build, own, and operate industrial gas plants in order to supply atmospheric and process gases to customers. As such, Praxair believes that its backlog is one indicator of future sales growth. At March 31, 2016, Praxair’s backlog of 17 large projects under construction was $1.5 billion. This represents the total estimated capital cost of large plants under construction. These plants will supply customers in the energy, chemical, manufacturing, electronics and metals markets.
Praxair provides quarterly updates on operating results, material trends that may affect financial performance, and financial earnings guidance via quarterly earnings releases and investor teleconferences. These updates are available on the company’s website, www.praxair.com, but are not incorporated herein.

The following table provides summary data for the three months ended March 31, 2016 and 2015:

	Quarter Ended March 31,
(Dollar amounts in millions, except per share data)	2016	2015	Variance
Reported Amounts
Sales	$2,509	$2,757	(9)%
Cost of sales, exclusive of depreciation and amortization	$1,381	$1,530	(10)%
Gross margin (a)	$1,128	$1,227	(8)%
As a percent of sales	45.0%	44.5%
Selling, general and administrative	$274	$299	(8)%
As a percent of sales	10.9%	10.8%
Depreciation and amortization	$272	$277	(2)%
Other income (expense) - net	$(5)	$(4)
Operating profit	$554	$623	(11)%
Operating margin	22.1%	22.6%
Interest expense - net	$65	$44	48%
Effective tax rate	27.2%	28.0%
Income from equity investments	$10	$11	(9)%
Noncontrolling interests	$(10)	$(12)	(17)%
Net income - Praxair, Inc.	$356	$416	(14)%
Diluted earnings per share	$1.24	$1.43	(13)%
Diluted shares outstanding	286,665	291,652	(2)%
Number of employees	26,558	27,680
2016 Adjusted Amounts (b)
Interest expense - net	$49	$44	11%
Effective tax rate	27.5%	28.0%
Net income - Praxair, Inc.	$366	$416	(12)%
Diluted earnings per share	$1.28	$1.43	(10)%

(a)	Gross margin excludes depreciation and amortization expense.

(b)
Adjusted amounts are non-GAAP measures which exclude the impact of the bond redemption charge (see Note 5 to the condensed consolidated financial statements). A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Financial Measures" section of this MD&A.

Results of Operations
The changes in consolidated sales and operating profit compared to the prior year are attributable to the following:

	Quarter Ended March 31, 2016 vs. 2015
	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume	(2)%	(7)%
Price	1%	4%
Cost pass-through	(1)%	—%
Currency	(7)%	(7)%
Acquisitions/divestitures	—%	—%
Other	—%	(1)%
Reported	(9)%	(11)%
The following tables provide sales by end-market and distribution method:

	Quarter Ended March 31,
	% of Sales		% Change*
	2016	2015
Sales by End Markets
Manufacturing	24%	25%	(5)%
Metals	17%	17%	—%
Energy	11%	13%	(12)%
Chemicals	10%	10%	(3)%
Electronics	9%	7%	6%
Healthcare	8%	8%	3%
Food & Beverage	9%	8%	7%
Aerospace	3%	3%	—%
Other	9%	9%	—%
	100%	100%
 * Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended March 31,
	% of Sales
	2016	2015
Sales by Distribution Method
On-Site	28%	28%
Merchant	34%	34%
Packaged Gas	28%	29%
Other	10%	9%
	100%	100%

Sales decreased $248 million, or 9%, for the three months ended March 31, 2016 versus the respective 2015 period, primarily due to negative currency translation impacts of 7% and lower cost pass-through of 1%. Excluding these impacts, organic sales decreased 1% due to lower overall volumes, primarily in North America, which was partially offset by a 1% increase from higher overall pricing, primarily in North and South America.

Gross margin decreased $99 million, or 8%, for the three months ended March 31, 2016 versus the respective 2015 period, primarily due to lower sales. Gross margin as percentage of sales improved to 45.0% for the three months ended March 31, 2016 from 44.5% for the three month periods in 2015 primarily due to lower cost pass-through.

Selling, general and administrative expense ("SG&A") decreased $25 million, or 8%, for the three months ended March 31, 2016 versus the respective 2015 period. Currency effects reduced SG&A expense by $19 million. In addition, benefits of cost reduction actions taken in 2015 in response to weak underlying business trends and lower retirement benefit costs also reduced SG&A.

Depreciation and amortization expense decreased $5 million, or 2%, for the three months ended March 31, 2016 versus the respective 2015 period. Currency effects reduced depreciation and amortization expense by $18 million. This was partially offset by higher depreciation expense primarily related to new project start-ups.

Other income (expense) – net was a $(5) million expense for the three months ended March 31, 2016 compared to a $(4) million expense for the respective 2015 period.

Operating profit decreased $69 million million, or 11%, for the three months ended March 31, 2016 versus the respective period in 2015 and decreased 4% excluding the negative impacts of currency translation. Higher pricing increased operating profit but was more than offset by lower volumes. A discussion of operating profit by segment is included in the segment discussion that follows.

Interest expense-net increased $21 million, or 48%, for the three months ended March 31, 2016 versus the respective period in 2015. Included within interest expense-net was a $16 million charge relating to a bond redemption (see Note 5). Excluding this charge, adjusted interest expense-net increased $5 million, or 11% versus the respective 2015 quarter. Lower capitalized interest increased interest expense by approximately $2 million. The remaining increase was attributable to slightly higher average interest rates, which includes currency impacts, due to extending debt maturities.

The reported effective tax rate ("ETR") for three months ended March 31, 2016 and 2015 was 27.2% and 28.0%, respectively. The 2016 period includes a tax benefit relating to the bond redemption. Excluding this item, the adjusted ETR for three months ended March 31, 2016 was 27.5%.

Income from equity investments for the three months ended March 31, 2016 and 2015 was $10 million and $11 million, respectively. Praxair’s significant sources of equity income are in China, Italy, and the Middle East.

At March 31, 2016, non-controlling interests consisted primarily of non-controlling shareholders' investments in Asia (primarily China and India), Europe (primarily Italy and Scandinavia), and North America (primarily within the U.S. packaged gas business). Non-controlling interests decreased $2 million for the three months ended March 31, 2016 versus the respective 2015 period, primarily attributable to the divestiture of a controlling interest in a U.S. packaged gas business during the fourth quarter of 2015 and impacts of foreign currency translation.

Reported Net income-Praxair, Inc. decreased $60 million, or 14%, for the three months ended March 31, 2016 versus the respective period in 2015. The decrease included a $10 million after-tax impact of a bond redemption charge. Excluding this charge, adjusted Net income-Praxair, Inc. decreased $50 million, or 12%, for the three months ended March 31, 2016, versus the prior year, primarily due to lower operating profit, partially offset by a lower adjusted ETR.

Reported Earnings per share of $1.24 for the three months ended March 31, 2016 decreased $0.19 versus the comparable period in 2015 which included a $0.04 bond redemption charge. Excluding this charge, adjusted EPS of $1.28 decreased $0.15, or 10% for the three months ended March 31, 2016, versus the comparable period in 2015. The decrease was attributable to lower adjusted net income which was partially offset by a reduction in the number of diluted shares outstanding as a result of the company's net repurchases of common stock over the past year.

The number of employees at March 31, 2016 was 26,558, a decrease of 1,122 employees from March 31, 2015. This decrease primarily reflects the impact of cost reduction programs implemented during the previous year.

Other Comprehensive Income (Loss)

Other comprehensive income for the three months ended March 31, 2016 of $362 million, resulted primarily from positive currency translation adjustments of $358 million. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars. The positive translation adjustments in the period resulted primarily from the weakening of the U.S. dollar against most major currencies. See "Currency" section of the MD&A for exchange rates used for translation purposes and Note 14 to the condensed consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income by segment.

Retirement Benefits

The net periodic cost for pension and OPEB plans was $13 million and $25 million in the quarters ended March 31, 2016 and 2015, respectively. This decrease is due to lower amortization of net actuarial losses as a result of an increase in discount rates and a change in the approach for measuring service and interest costs by applying specific spot rates along the yield curve rather than a single weighted-average rate derived from the yield curve (the "spot rate approach"). Refer to the 2015 Annual Report on Form 10-K for a more detailed discussion of the change in approach and the estimated impacts.
Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows.

	Quarter Ended March 31,
(Dollar amounts in millions)	2016	2015	Variance
SALES
North America	$1,353	$1,499	(10)%
Europe	320	326	(2)%
South America	311	401	(22)%
Asia	376	371	1%
Surface Technologies	149	160	(7)%
	$2,509	$2,757	(9)%
OPERATING PROFIT
North America	$349	$379	(8)%
Europe	62	62	—%
South America	55	85	(35)%
Asia	63	69	(9)%
Surface Technologies	25	28	(11)%
Segment operating profit	$554	$623	(11)%

North America

	Quarter Ended March 31,
	2016	2015	Variance
Sales	$1,353	$1,499	(10)%
Cost of sales, exclusive of depreciation and amortization	682	791
Gross margin	671	708
Operating expenses	171	179
Depreciation and amortization	151	150
Operating profit	$349	$379	(8)%
Margin %	25.8%	25.3%

	Quarter Ended March 31, 2016 vs. 2015
	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume	(5)%	(9)%
Price	1%	3%
Cost pass-through	(2)%	—%
Currency	(3)%	(3)%
Acquisitions/divestitures	(1)%	(1)%
Other	—%	2%
	(10)%	(8)%
The following tables provide sales by end-market and distribution method:

	Quarter Ended March 31,
	% of Sales		% Change*
	2016	2015
Sales by End Markets
Manufacturing	31%	31%	(5)%
Metals	12%	12%	(6)%
Energy	16%	18%	(12)%
Chemicals	9%	10%	(13)%
Electronics	5%	4%	1%
Healthcare	7%	7%	(4)%
Food & Beverage	10%	9%	6%
Aerospace	2%	1%	6%
Other	8%	8%	1%
	100%	100%
 * Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended March 31,
	% of Sales
	2016	2015
Sales by Distribution Method
On- Site	27%	28%
Merchant	39%	37%
Packaged Gas	32%	33%
Other	2%	2%
	100%	100%

The North America segment includes Praxair's industrial gases operations in the United States, Canada and Mexico.
North America segment sales decreased $146 million, or 10%, as compared to the prior-year quarter. Excluding currency and cost pass-through impacts, sales were 5% below the prior-year quarter due to lower volumes and a modest impact from net divestitures, partially offset by higher pricing. By end-market, lower organic sales primarily to the metals and energy markets, were partially offset by growth in food and beverage. On-site volumes to steel and refining customers were lower year-over-year. Packaged gas volumes were also lower as compared to the prior-year quarter, primarily driven by hardgoods.

North America segment operating profit decreased $30 million, or 8%, as compared to the prior-year quarter due to lower volumes and currency impacts. Operating profit decreased less than sales due to the positive impacts of higher pricing, productivity, and cost reduction.
Europe

	Quarter Ended March 31,
	2016	2015	Variance %
Sales	$320	$326	(2)%
Cost of sales, exclusive of depreciation and amortization	178	182
Gross margin	142	144
Operating expenses	44	46
Depreciation and amortization	36	36
Operating profit	$62	$62	—%
Margin %	19.4%	19.0%

Quarter Ended March 31, 2016 vs. 2015
	% Change	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume	2%	3%
Price	—%	—%
Cost pass-through	—%	—%
Currency	(4)%	(3)%
Acquisitions/divestitures	—%	—%
Other	—%	—%
	(2)%	—%

The following tables provide sales by end-market and distribution method:

	Quarter Ended March 31,
	% of Sales		% Change*
	2016	2015
Sales by End Markets
Manufacturing	22%	22%	1%
Metals	18%	17%	7%
Energy	5%	6%	(15)%
Chemicals	14%	14%	(1)%
Electronics	8%	8%	8%
Healthcare	11%	11%	2%
Food & Beverage	9%	9%	4%
Aerospace	1%	1%	(18)%
Other	12%	12%	2%
	100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures

	Quarter Ended March 31,
	% of Sales
	2016	2015
Sales by Distribution Method
On- Site	20%	19%
Merchant	34%	34%
Packaged Gas	42%	43%
Other	4%	4%
	100%	100%
Europe segment sales decreased by $6 million, 2%, in the first quarter 2016 as compared to the prior year due to negative currency translation impacts of 4%. Excluding currency effects, organic sales grew 2% due primarily to higher on-site and merchant volumes in Spain and due to volume growth from new project start-ups in Russia. Organic growth was positive in most major end-markets in Europe as compared to the prior-year quarter. The energy end-market was weaker.
Europe segment operating profit for the first quarter 2016 was comparable to the prior-year quarter. Excluding unfavorable currency translation impacts of 3%, operating profit increased 3% due to higher volumes.
South America

	Quarter Ended March 31,
	2016	2015	Variance
Sales	$311	$401	(22)%
Cost of sales, exclusive of depreciation and amortization	183	221
Gross margin	128	180
Operating expenses	43	57
Depreciation and amortization	30	38
Operating profit	$55	$85	(35)%
Margin %	17.7%	21.2%

	Quarter Ended March 31, 2016 vs. 2015
	% Change	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume	(2)%	(4)%
Price	3%	15%
Cost pass-through	1%	—%
Currency	(25)%	(26)%
Acquisitions/divestitures	1%	—%
Other	—%	(20)%
	(22)%	(35)%

The following tables provide sales by end-market and distribution method:

	Quarter Ended March 31,
	% of Sales		% Change*
	2016	2015
Sales by End Markets
Manufacturing	20%	22%	(10)%
Metals	29%	28%	4%
Energy	1%	2%	(16)%
Chemicals	9%	9%	(3)%
Electronics	—%	—%	—%
Healthcare	18%	17%	14%
Food & Beverage	14%	13%	10%
Aerospace	—%	—%	—%
Other	9%	9%	3%
	100%	100%
 * - Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended March 31,
	% of Sales
	2016	2015
Sales by Distribution Method
On- Site	30%	27%
Merchant	41%	41%
Packaged Gas	28%	30%
Other	1%	2%
	100%	100%

South America segment sales in the first quarter decreased $90 million, or 22%, versus the prior-year quarter. Currency translation impacts reduced sales by 25%, primarily due to the significant devaluation of the Brazilian Real against the US dollar. Excluding currency and cost pass-through impacts, sales grew 2%. Higher overall pricing increased sales by 3% and the acquisition of a packaged gas business in Peru in the third quarter of 2015 increased sales by 1%. These impacts were offset by lower volumes in Brazil as growth to healthcare and food and beverage end-markets was more than offset by lower sales to manufacturing due to weak industrial production.

Segment operating profit decreased $30 million, or 35%, in the first quarter primarily due to negative currency translation, cost inflation and lower volumes partially offset by higher pricing and cost reduction actions.

Asia

	Quarter Ended March 31,
	2016	2015	Variance
Sales	$376	$371	1%
Cost of sales, exclusive of depreciation and amortization	241	233
Gross margin	135	138
Operating expenses	27	26
Depreciation and amortization	45	43
Operating profit	$63	$69	(9)%
Margin %	16.8%	18.6%

	Quarter Ended March 31, 2016 vs. 2015
	% Change	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume / Sale of Equipment	6%	1%
Price	(1)%	(4)%
Cost pass-through	1%	—%
Currency	(6)%	(7)%
Acquisitions/divestitures	1%	1%
Other	—%	—%
	1%	(9)%
The following tables provide sales by end-market and distribution method:

	Quarter Ended March 31,
	% of Sales		% Change*
	2016	2015
Sales by End Markets
Manufacturing	9%	10%	—%
Metals	28%	30%	(1)%
Energy	3%	3%	(3)%
Chemicals	14%	12%	26%
Electronics	32%	32%	9%
Healthcare	1%	1%	14%
Food & Beverage	2%	2%	14%
Aerospace	—%	—%	—%
Other	11%	10%	1%
	100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures

	Quarter Ended March 31,
	% of Sales
	2016	2015
Sales by Distribution Method
On- Site	51%	50%
Merchant	28%	31%
Packaged Gas	14%	12%
Other	7%	7%
	100%	100%
Asia segment sales increased $5 million, or 1% in the first quarter as compared to the prior year. Currency and cost pass-through of precious metals prices used in electronic materials end-markets reduced sales by 5%. Excluding these impacts, sales grew 6% year-over-year. Volume growth in the current quarter came primarily from new project start-ups in China and India. An acquisition in the Middle East in the prior year also contributed positively to sales in the quarter. By end-market, organic sales growth was strongest to the chemicals and electronics end-markets.
Asia segment operating profit decreased $6 million, or 9% in the first quarter as compared to the prior year. Excluding currency effects, operating profit was down 2% primarily due to lower base business volumes primarily in India and the challenging pricing environment for merchant products in China.

Surface Technologies

	Quarter Ended March 31,
	2016	2015	Variance
Sales	$149	$160	(7)%
Cost of sales, exclusive of depreciation and amortization	97	103
Gross margin	52	57
Operating expenses	17	19
Depreciation and amortization	10	10
Operating profit	$25	$28	(11)%
Margin %	16.8%	17.5%

	Quarter Ended March 31, 2016 vs. 2015
	% Change	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume/Price	(5)%	(21)%
Cost pass-through	(1)%	—%
Currency	(2)%	(1)%
Acquisitions/divestitures	1%	—%
Other	—%	11%
	(7)%	(11)%

The following table provides sales by end-market:

	Quarter Ended March 31,
	% of Sales		% Change*
	2016	2015
Sales by End Markets
Manufacturing	11%	12%	(9)%
Metals	9%	7%	19%
Energy	24%	26%	(10)%
Chemicals	2%	2%	(3)%
Electronics	1%	1%	23%
Healthcare	—%	—%	—%
Food & Beverage	3%	3%	(4)%
Aerospace	38%	36%	(2)%
Other	12%	13%	(21)%
	100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures
Surface Technologies segment sales decreased $11 million, or 7% in the quarter as compared to the prior year. Negative currency translation and lower cost pass-through reduced sales by 3% in the quarter. Organic sales were 5% below the prior year due to lower volumes. Sales were lower in manufacturing and energy end-markets, and to a lesser extent the aerospace end-market.

Surface Technologies segment operating profit decreased $3 million, or 11% in the first quarter as compared to the prior year primarily due to lower volumes, partially offset by higher pricing, lower costs and productivity gains.

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
To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2016 Consolidated Sales	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		March 31,	December 31,
Currency		2016	2015	2016	2015
Euro	13%	0.91	0.89	0.88	0.92
Brazilian real	10%	3.89	2.85	3.56	3.90
Canadian dollar	7%	1.37	1.24	1.30	1.38
Mexican peso	5%	18.03	14.95	17.28	17.21
Chinese yuan	6%	6.54	6.24	6.45	6.49
Korean won	4%	1,201	1,100	1,143	1,175
India rupee	3%	67.47	62.26	66.25	66.15
Argentine peso	1%	14.42	8.69	14.70	13.04
Norwegian krone	1%	8.62	7.75	8.27	8.84

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Three Months Ended March 31,
	2016	2015
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (including noncontrolling interest)	$366	$428
Non-cash charges (credits):
Add: Depreciation and amortization	272	277
Add: Deferred income taxes	9	14
Add: Share-based compensation	8	7
Net income adjusted for non-cash charges	655	726
Less: Working capital	(103)	(120)
Less: Pension contributions	(2)	(11)
Other	(3)	(87)
Net cash provided by operating activities	$547	$508
INVESTING ACTIVITIES
Capital expenditures	(323)	(397)
Acquisitions, net of cash acquired	(63)	(5)
Divestitures and asset sales	2	2
Net cash used for investing activities	$(384)	$(400)
FINANCING ACTIVITIES
Debt increases - net	95	290
Issuances (purchases) of common stock - net	2	(191)
Cash dividends - Praxair, Inc. shareholders	(214)	(207)
Excess tax benefit on share-based compensation	6	14
Noncontrolling interest transactions and other	(2)	(6)
Net cash (used for) provided by financing activities	$(113)	$(100)

Effect of exchange rate changes on cash and cash equivalents	$24	$(17)
Cash and cash equivalents, end-of-period	$221	$117

OTHER FINANCIAL DATA (a)
Debt-to-capital ratio	62.9%	62.4%
After-tax return on capital ("ROC")	12.4%	12.7%
Return on Praxair, Inc. shareholder's equity ("ROE")	34.6%	29.6%
Adjusted EBITDA	$836	$911
Adjusted EBITDA Margin	33.3%	33.0%
Debt-to-adjusted EBITDA	2.6	2.3

(a) Non-GAAP measures. See the "Non-GAAP Financial Measures" section for definitions and reconciliations to reported amounts.
Cash Flow from Operations
Cash provided by operations of $547 million for the three months ended March 31, 2016 increased $39 million, or 8%, versus 2015. The increase was primarily attributable to lower working capital requirements, lower pension contributions and favorable changes in other long-term assets and liabilities which were partially offset by lower net income adjusted for non-cash charges.

Praxair estimates that total 2016 required contributions to its pension plans will be in the area of $10 million to $15 million, of which $2 million has been made through March 31, 2016. At a minimum, Praxair contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the amount and timing of discretionary contributions from year to year.
Investing
Net cash used for investing of $384 million for the three months ended March 31, 2016 decreased $16 million versus 2015 primarily due to lower capital expenditures which was partially offset by increased acquisition expenditures.
Capital expenditures for the three months ended March 31, 2016 were $323 million, $74 million lower than the prior year. Capital expenditures related primarily to investments in new plant and production equipment for growth and density. Approximately 65% of the capital expenditures were in North America.
Acquisitions for the three months ended March 31, 2016 were $63 million, primarily packaged gases businesses in North America and Europe. Acquisitions in the prior-year period of $5 million primarily relate to a packaged gases business in South America (see Note 3 to the condensed consolidated financial statements).
For the three months ended March 31, 2016 and 2015 divestitures and asset sales were $2 million.
On September 15, 2015, Praxair announced that it has signed an agreement to acquire Yara International ASA’s (Yara) European CO2 business. The proposed transaction also includes Praxair’s acquisition of Yara’s remaining 34% stake in Yara Praxair Holding AS, currently a 66% owned subsidiary in Scandinavia. Praxair's investment for both transactions is expected to be about $335 million and will be paid in Norwegian Krone and Euros.
Financing
Cash used for financing activities was $113 million for the three months ended March 31, 2016. Cash dividends of $214 million were higher than the prior year due to a 5% increase in dividends per share from $0.715 to $0.75. Net repurchases of common stock decreased $193 million due primarily to fewer treasury share purchases and debt increased by $95 million.

In February 2016, Praxair repaid $400 million of 0.75% notes that became due. Also in February 2016, Praxair redeemed $325 million of 5.20% notes due March 2017 resulting in a $16 million charge to interest expense ($10 million after-tax, or $0.04 per diluted share).

In February 2016, Praxair issued €550 million ($622 million as of March 31, 2016) of 1.20% Euro-denominated notes due 2024. In addition, Praxair issued $275 million of 3.20% notes due 2026.

Debt Covenants
Praxair’s $2.5 billion senior unsecured credit facility and long-term debt agreements contain various covenants (refer to Note 11 to the consolidated financial statements of Praxair’s 2015 Annual Report on Form 10-K). The only financial covenant requires Praxair not to exceed a maximum 70% leverage ratio, as defined in the agreements. For purposes of the leverage ratio calculation, consolidated shareholders' equity excludes changes in the cumulative foreign currency translation adjustments after June 30, 2011. At both March 31, 2016 and December 31, 2015, the actual leverage ratio calculated in accordance with the agreements was 53%.

Other Financial Data

Praxair's debt to capital ratio was 62.9% at March 31, 2016 versus 62.4% at March 31, 2015. Although net debt decreased $60 million during this period, the increase in the debt to capital ratio is due primarily to lower capital. The equity component of capital was reduced by a $435 million loss in accumulated other comprehensive income ("AOCI"), primarily from currency translation impacts.

After-tax return on capital ("ROC") was 12.4% for the four-quarter trailing period ended March 31, 2016 versus 12.7% for the 2015 period. The decrease is primarily related to investments in capital projects and currency impacts.

Return on equity ("ROE") for the four-quarter trailing period ended March 31, 2016 was strong at 34.6% and was 500 basis-points above the prior year. The increase is primarily because negative currency movements impacted adjusted net income less than shareholder's equity.

Adjusted EBITDA decreased $75 million to $836 million for the three months ended March 31, 2016 from $911 million for the three months ended March 31, 2015, while adjusted EBITDA margin slightly increased from 33.0% during 2015 to 33.3% 2016. The decrease in adjusted EBITDA is primarily due to lower adjusted net income adjusted for depreciation and amortization versus the prior year primarily due to negative currency impacts.

Debt-to-Adjusted EBITDA was 2.6 and 2.3 for the four-quarter trailing period ended March 31, 2016 and 2015, respectively, primarily due to currency translation impacts. Adjusted EBITDA was reduced primarily due to the negative impact of currency translation due to the strengthening of the U.S. dollar versus most foreign currencies. Currency translation had less impact on Debt, since Praxair's debt is primarily denominated in U.S. dollars.

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
The following are the non-GAAP measures presented in the MD&A:

	March 31,
(Dollar amounts in millions, except per share data)	2016	2015
Debt-to-capital	62.9%	62.4%
After-tax return on capital	12.4%	12.7%
Return on equity	34.6%	29.6%
Adjusted EBITDA for the quarter ended	$836	$911
Debt-to-adjusted EBITDA	2.6	2.3

	Three Months Ended March 31,
2016 Adjusted amounts:*	2016	2015
Operating profit	$554	$623
As a percent of sales	22.1%	22.6%
EBITDA	$836	$911
EBITDA margin	33.3%	33.0%
Effective tax rate	27.5%	28.0%
Net income - Praxair, Inc.	$366	$416
Diluted earnings per share	1.28	1.43
* The adjusted amounts for 2016 exclude the impact of the bond redemption which resulted in a $16 million charge to interest expense ($10 million after-tax, or $0.04 per diluted share).

Debt-to-Capital Ratio
The debt-to-capital ratio is a measure used by investors, financial analysts and management to provide a measure of financial leverage and insights into how the company is financing its operations.

	Three Months Ended March 31,
	2016	2015
(Dollar amounts in millions)
Debt	$9,404	$9,360
Less: cash and cash equivalents	(221)	(117)
Net debt	9,183	9,243
Equity and redeemable noncontrolling interests
Redeemable noncontrolling interests	119	170
Praxair, Inc. shareholders’ equity	4,888	5,018
Noncontrolling interests	417	375
Total equity and redeemable noncontrolling interests	5,424	5,563
Capital	$14,607	$14,806
DEBT-TO-CAPITAL RATIO	62.9%	62.4%
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

	2016			2015
	Four Quarter Trailing	Three Months Ended	Nine Months Ended	Four Quarter Trailing	Three Months Ended	Nine Months Ended
		March 31, 2016	December 31, 2015		March 31, 2015	December 31, 2014
(Dollar amounts in millions)
Adjusted operating profit (see below)	$2,424	$554	$1,870	$2,694	$623	$2,071
Less: adjusted income taxes (see below)	(630)	(139)	(491)	(693)	(162)	(531)
Less: tax benefit on interest expense*	(47)	(14)	(33)	(49)	(12)	(37)
Add: equity income	42	10	32	44	11	33
Net operating profit after-tax (NOPAT)	$1,789	$411	$1,378	$1,996	$460	$1,536
Capital:
March 31st, 2016 & 2015	$14,607			$14,806
December 31st, 2015 & 2014	$13,990			$15,285
September 30th, 2015 & 2014	$14,157			$16,052
June 30th, 2015 & 2014	$14,696			$16,459
March 31st, 2015 & 2014	$14,806			$16,285
Five-quarter average	$14,451			$15,777
AFTER-TAX ROC	12.4%			12.7%

*	Tax benefit on interest expense is computed using the effective rate.

Return on Praxair, Inc. Shareholders’ Equity (ROE)
Return on Praxair, Inc. shareholders’ equity is a measure used by investors, financial analysts and management to evaluate operating performance from a Praxair shareholder perspective. ROE measures the net income attributable to Praxair, Inc. that the company was able to generate with the money shareholders have invested.

	2016			2015
	Four Quarter Trailing	Three Months Ended	Nine Months Ended	Four Quarter Trailing	Three Months Ended	Nine Months Ended
		March 31, 2016	December 31, 2015		March 31, 2015	December 31, 2014
(Dollar amounts in millions)
Adjusted Net income - Praxair, Inc. (see below)	$1,627	$366	$1,261	$1,820	$416	$1,404
Praxair, Inc. shareholders’ equity
March 31st, 2016 & 2015	$4,888			$5,018
December 31st, 2015 & 2014	$4,389			$5,623
September 30th, 2015 & 2014	$4,264			$6,552
June 30th, 2015 & 2014	$4,964			$6,911
March 31st, 2015 & 2014	$5,018			$6,600
Five-quarter average	$4,705			$6,141
ROE	34.6%			29.6%

Adjusted EBITDA, Adjusted EBITDA Margin and Debt-to-Adjusted EBITDA Ratio
These measures are used by investors, financial analysts and management to assess a company’s ability to meet its financial obligations.

	2016			2015
	Four Quarter Trailing	Three Months Ended	Nine Months Ended	Four Quarter Trailing	Three Months Ended	Nine Months Ended
		March 31, 2016	December 31, 2015		March 31, 2015	December 31, 2014
(Dollar amounts in millions)
Adjusted net income - Praxair, Inc. (see below)	$1,627	$366	$1,261	$1,820	$416	$1,404
Add: adjusted noncontrolling interest (see below)	43	10	33	50	12	38
Add: adjusted interest expense - net (see below)	166	49	117	175	44	131
Add: adjusted income taxes (see below)	630	139	491	693	162	531
Add: depreciation and amortization	1,101	272	829	1,162	277	885
ADJUSTED EBITDA	$3,567	$836	$2,731	$3,900	$911	$2,989

Reported Sales		2,509			2,757
Adjusted EBITDA Margin		33.3%			33.0%

Net Debt:
March 31st, 2016 & 2015	$9,183			$9,243
December 31st, 2015 & 2014	$9,084			$9,099
September 30th, 2015 & 2014	$9,344			$8,922
June 30th, 2015 & 2014	$9,177			$8,959
March 31st, 2015 & 2014	$9,243			$9,092
Five-quarter average	$9,206			$9,063
DEBT-TO-ADJUSTED EBITDA RATIO	2.6			2.3

Adjusted Amounts
The adjusted amounts for 2016 exclude the impact of a bond redemption charge of $16 million ($10 million net of tax). The adjusted amounts for the nine months ended December 31, 2015 exclude the impact of the second quarter cost reduction program and other charges of $146 million ($112 million net of tax and noncontrolling interest), the third quarter cost reduction program and other charges of $19 million ($13 million net of tax) and a pension settlement charge of $7 million ($5 million net of tax). See Note 2 to the condensed consolidated financial statements. Adjusted amounts for the nine months ended December 31, 2014 exclude the impact of the Venezuela currency devaluation, pension settlement charge and bond redemption charge. The company does not believe these items are indicative of on-going business trends and, accordingly, the impact is excluded from the reported amounts so that investors can better evaluate and analyze historical and future business trends on a consistent basis. For a description of these items, refer to Notes 2, 5 & 11 to the consolidated financial statements of Praxair’s 2015 Annual Report on Form 10-K.
Certain amounts for 2015 and 2014 have been included for reference purposes and to facilitate the calculations contained herein.

	Quarter Ended March 31,		Nine Months Ended December 31,
(Dollar amounts in millions, except per share data)	2016	2015	2015	2014
Adjusted Operating Profit
Reported operating profit	$554	$623	$1,698	$1,933
Add: Venezuela currency devaluation	—	—	—	131
Add: Pension settlement charge	—	—	7	7
Add: Cost reduction program	—	—	165	—
Total adjustments	—	—	172	138
Adjusted operating profit	$554	$623	$1,870	$2,071
Reported percent change	(11)%		(12)%
Adjusted percent change	(11)%		(10)%
Adjusted Interest Expense
Reported interest expense	$65	$44	$117	$167
Less: Bond redemption	(16)	—	—	(36)
Total adjustments	(16)	—	—	(36)
Adjusted interest expense	$49	$44	$117	$131
Adjusted Income Taxes and Effective Tax Rate
Reported income taxes	$133	$162	$450	$515
Add: Bond redemption	6	—	—	14
Add: Pension settlement charge	—	—	2	2
Add: Cost reduction program	—	—	39	—
Total adjustments	6	—	41	16
Adjusted income taxes	$139	$162	$491	$531

	Quarter Ended March 31,		Nine Months Ended December 31,
(Dollar amounts in millions, except per share data)	2016	2015	2015	2014
Adjusted Effective Tax Rate
Reported income before income taxes and equity investments	$489	$579	$1,581	$1,766
Add: Bond redemption	16	—	—	36
Add: Pension settlement charge	—	—	7	7
Add: Venezuela currency devaluation	—	—	—	131
Add: Cost reduction program	—	—	165	—
Total adjustments	16	—	172	174
Adjusted income before income taxes and equity investments	$505	$579	$1,753	$1,940
Adjusted effective tax rate	27.5%	28.0%	28.0%	27.4%
Adjusted Noncontrolling Interests
Reported noncontrolling interests	$10	$12	$32	$38
Add: Cost reduction program	—	—	1	—
Total adjustments	—	—	1	—
Adjusted Noncontrolling Interests	$10	$12	$33	$38
Adjusted Net Income - Praxair, Inc.
Reported net income - Praxair, Inc.	$356	$416	$1,131	$1,246
Add: Bond redemption	10	—	—	22
Add: Pension settlement charge	—	—	5	5
Add: Venezuela currency devaluation	—	—	—	131
Add: Cost reduction program	—	—	125	—
Total adjustments	10	—	130	158
Adjusted net income - Praxair, Inc.	$366	$416	$1,261	$1,404
Reported percent change	(14)%		(9)%
Adjusted percent change	(12)%		(10)%

Adjusted Diluted Earnings Per Share
Reported diluted EPS	$1.24	$1.43	$3.93	$4.23
Add: Bond redemption	0.04	—	—	0.07
Add: Pension settlement charge	—	—	0.02	0.02
Add: Venezuela currency devaluation	—	—	—	0.45
Add: Cost reduction program	—	—	0.43	—
Total adjustments	$0.04	$—	$0.45	$0.54
Adjusted diluted EPS	$1.28	$1.43	$4.38	$4.77
Reported percent change	(13)%		(7)%
Adjusted percent change	(10)%		(8)%
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
Refer to Item 7A. to Part II of Praxair’s 2015 Annual Report on Form 10-K for discussion.
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
Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1a to Part I of Praxair’s 2015 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended March 31, 2016 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
January 2016	119	$98.64	119	$1,807
February 2016	6	$103.01	6	$1,806
March 2016	180	$112.45	180	$1,786
First Quarter 2016	305	$106.87	305	$1,786

(1)
On January 28, 2014, the Company's board of directors approved the repurchase of $1.5 billion of its common stock (2014 program) which could take place from time to time on the open market (which could include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions.

(2)
As of March 31, 2016, the Company purchased $1,214 million of its common stock pursuant to the 2014 program, leaving an additional $286 million remaining authorized under the 2014 program. The 2014 program does not have any stated expiration date. In addition, on July 28, 2015, the Company’s board of directors approved the repurchase of $1.5 billion of its common stock (“2015 program”) which could take place from time to time on the open market (which could include the use of 10b5-1 trade plans) or through negotiated transactions, subject to market and business conditions. The 2015 program does not have any stated expiration date. The 2015 program is in addition to the 2014 program.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

	10.01*	Praxair, Inc. Plan for Determining Performance-Based Awards Under Section 162(m) effective as of January 1, 2016 is filed herewith.

	12.01	Computation of Ratio of Earnings to Fixed Charges.

	31.01	Rule 13a-14(a) Certification

	31.02	Rule 13a-14(a) Certification

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

PRAXAIR, INC.

(Registrant)

Date: April 29, 2016	By: /s/ Elizabeth T. Hirsch

Elizabeth T. Hirsch
Vice President and Controller
(On behalf of the Registrant
and as Chief Accounting Officer)