Form 10-Q
period 2016-09-30
PRAXAIR INC
filed 2016-10-27
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At September 30, 2016, 285,388,991 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended September 30,
	2016	2015
SALES	$2,716	$2,686
Cost of sales, exclusive of depreciation and amortization	1,533	1,488
Selling, general and administrative	291	281
Depreciation and amortization	284	276
Research and development	22	23
Cost reduction program and other charges	100	26
Other income (expense) - net	11	2
OPERATING PROFIT	497	594
Interest expense - net	43	35
INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	454	559
Income taxes	120	156
INCOME BEFORE EQUITY INVESTMENTS	334	403
Income from equity investments	10	10
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	344	413
Less: noncontrolling interests	(5)	(12)
NET INCOME - PRAXAIR, INC.	$339	$401
PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share	$1.19	$1.40
Diluted earnings per share	$1.18	$1.40
Cash dividends per share	$0.75	$0.715
WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	285,858	285,651
Diluted shares outstanding	288,195	287,311
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
SALES	$7,890	$8,181
Cost of sales, exclusive of depreciation and amortization	4,382	4,534
Selling, general and administrative	873	877
Depreciation and amortization	837	831
Research and development	69	70
Cost reduction program and other charges	100	172
Other income (expense) - net	10	—
OPERATING PROFIT	1,639	1,697
Interest expense - net	152	119
INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	1,487	1,578
Income taxes	399	449
INCOME BEFORE EQUITY INVESTMENTS	1,088	1,129
Income from equity investments	31	31
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	1,119	1,160
Less: noncontrolling interests	(25)	(35)
NET INCOME - PRAXAIR, INC.	$1,094	$1,125
PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share	$3.83	$3.91
Diluted earnings per share	$3.80	$3.88
Cash dividends per share	$2.25	$2.145
WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	285,663	287,578
Diluted shares outstanding	287,727	289,835
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Millions of dollars)
(UNAUDITED)

	Quarter Ended September 30,
	2016	2015
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$344	$413

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(47)	(792)
Income taxes	8	28
Translation adjustments	(39)	(764)
Funded status - retirement obligations (Note 11):
Retirement program remeasurements	(11)	16
Reclassifications to net income	18	27
Income taxes	(2)	(10)
Funded status - retirement obligations	5	33
Derivative instruments (Note 6):
Current quarter unrealized gain (loss)	—	(1)
Reclassifications to net income	—	1
Income taxes	—	—
Derivative instruments	—	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(34)	(731)

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	310	(318)
Less: noncontrolling interests	(8)	5
COMPREHENSIVE INCOME (LOSS) - PRAXAIR, INC.	$302	$(313)
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Millions of dollars)
(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$1,119	$1,160

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	392	(1,366)
Income taxes	(3)	15
Translation adjustments	389	(1,351)
Funded status - retirement obligations (Note 11):
Retirement program remeasurements	(35)	(7)
Reclassifications to net income	47	66
Income taxes	(5)	(16)
Funded status - retirement obligations	7	43
Derivative instruments (Note 6):
Current period unrealized gain (loss)	—	(1)
Reclassifications to net income	1	1
Income taxes	(1)	—
Derivative instruments	—	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	396	(1,308)

COMPREHENSIVE INCOME (INCLUDING NONCONTROLLING INTERESTS)	1,515	(148)
Less: noncontrolling interests	(36)	2
COMPREHENSIVE INCOME - PRAXAIR, INC.	$1,479	$(146)
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$627	$147
Accounts receivable - net	1,699	1,601
Inventories	538	531
Prepaid and other current assets	398	347
TOTAL CURRENT ASSETS	3,262	2,626
Property, plant and equipment (less accumulated depreciation of $12,560 in 2016 and $11,696 in 2015)	11,635	10,998
Goodwill	3,163	2,986
Other intangible assets - net	595	568
Other long-term assets	1,231	1,141
TOTAL ASSETS	$19,886	$18,319
LIABILITIES AND EQUITY
Accounts payable	$867	$791
Short-term debt	606	250
Current portion of long-term debt	11	6
Other current liabilities	950	846
TOTAL CURRENT LIABILITIES	2,434	1,893
Long-term debt	9,225	8,975
Other long-term liabilities	2,578	2,545
TOTAL LIABILITIES	14,237	13,413
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 14)	11	113
Praxair, Inc. Shareholders’ Equity:
Common stock $0.01 par value, authorized - 800,000,000 shares, issued 2016 and 2015 - 383,230,625 shares	4	4
Additional paid-in capital	4,027	4,005
Retained earnings	12,686	12,229
Accumulated other comprehensive income (loss) (Note 14)	(4,211)	(4,596)
Less: Treasury stock, at cost (2016 - 97,841,634 shares and 2015 - 98,351,546 shares)	(7,261)	(7,253)
Total Praxair, Inc. Shareholders’ Equity	5,245	4,389
Noncontrolling interests	393	404
TOTAL EQUITY	5,638	4,793
TOTAL LIABILITIES AND EQUITY	$19,886	$18,319
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
OPERATIONS
Net income - Praxair, Inc.	$1,094	$1,125
Noncontrolling interests	25	35
Net income (including noncontrolling interests)	1,119	1,160
Adjustments to reconcile net income to net cash provided by operating activities:
Cost reduction program and other charges, net of payments	93	139
Depreciation and amortization	837	831
Deferred income taxes	(30)	25
Share-based compensation	36	25
Working capital:
Accounts receivable	(44)	(57)
Inventory	11	(14)
Prepaid and other current assets	(32)	(37)
Payables and accruals	6	(20)
Pension contributions	(8)	(13)
Long-term assets, liabilities and other	59	(135)
Net cash provided by operating activities	2,047	1,904
INVESTING
Capital expenditures	(1,056)	(1,154)
Acquisitions, net of cash acquired	(345)	(43)
Divestitures and asset sales	41	245
Net cash used for investing activities	(1,360)	(952)
FINANCING
Short-term debt borrowings (repayments) - net	359	(126)
Long-term debt borrowings	925	1,496
Long-term debt repayments	(728)	(999)
Issuances of common stock	109	74
Purchases of common stock	(133)	(704)
Cash dividends - Praxair, Inc. shareholders	(642)	(615)
Excess tax benefit on share-based compensation	—	18
Noncontrolling interest transactions and other	(122)	(44)
Net cash provided by (used for) financing activities	(232)	(900)
Effect of exchange rate changes on cash and cash equivalents	25	(42)
Change in cash and cash equivalents	480	10
Cash and cash equivalents, beginning-of-period	147	126
Cash and cash equivalents, end-of-period	$627	$136
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

Effective in the second quarter 2016, Praxair elected to adopt the requirements of this new accounting standard. Accordingly, income tax expense for the quarter and nine months ended September 30, 2016, and operating cash flows for the quarter and nine months ended September 30, 2016 include $5 million and $15 million of excess tax benefits, respectively. For this change relating to excess tax benefits, Praxair did not adjust the 2016 first-quarter amounts because the impact was not material, and the Company elected not to adjust prior-year cash flow presentations.
The new standard also amends the condensed consolidated statement of cash flows by requiring that cash paid to taxing authorities at settlement arising from the withholding of shares from employees be classified in cash flows from financing activities (such amounts were previously included in cash flows from operating activities). This portion of the standard was required to be adopted on a retrospective basis. Accordingly, $6 million of such cash paid to taxing authorities during the first quarter 2016 was reclassified from operating to financing cash flows, and $13 million was similarly reclassified for the nine months ended September 30, 2015.

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

•
Classification of Certain Cash Receipts and Cash Payments – In August 2016, the FASB issued updated guidance on the classification of certain cash receipts and cash payments within the statement of cash flows. The update provides accounting guidance for specific cash flow issues with the objective of reducing diversity in practice. This new guidance will be effective for Praxair beginning in the first quarter 2018 on a retrospective basis, with early adoption optional. Praxair does not expect this requirement to have a material impact.

Reclassifications – Certain prior years’ amounts have been reclassified to conform to the current year’s presentation, including reclassifications to the condensed consolidated statement of cash flows due to the adoption of the new share-based payment accounting standard.
2. 2016 and 2015 Cost Reduction Program and Other Charges

2016 Cost Reduction Program and Other Charges
In the third quarter of 2016, Praxair recorded pre-tax charges totaling $96 million ($63 million after-tax and noncontrolling interests or $0.22 per diluted share). Following is a summary of the pre-tax charge by reportable segment:

(millions of dollars)	Severance costs	Other Charges	Total
North America	$14	$29	$43
Europe	12	3	15
South America	5	7	12
Asia	6	13	19
Surface Technologies	3	4	7
Total	$40	$56	$96

The severance costs of $40 million are for the elimination of 730 positions. The other charges of $56 million are primarily related to (i) the consolidation of operations for efficiencies and cost reduction primarily in North America and Surface Technologies, (ii) integration costs for recent acquisitions in Europe and North America, and (iii) asset write-downs and other charges related to the impacts of weaker underlying industrial activity, primarily in the Americas and Asia. Amounts related to asset write-downs are net of expected sale proceeds, which are not significant.
The total cash requirement of the cost reduction program and other charges are estimated to be approximately $57 million, of which $3 million was paid through September 30, 2016.

2016 Pension Settlement Charge
In 2015 a number of senior managers retired. These retirees are covered by the U.S. supplemental pension plan which provides for a lump sum benefit payment option. Under certain circumstances, such lump sum payments must be accounted for as a settlement of the related pension obligation, but only when paid. Accordingly, in the third quarter of 2016, Praxair recorded a pension settlement charge related to net unrecognized actuarial losses of $4 million ($3 million after-tax or $0.01 per diluted share).

2015 Charges
In the second quarter of 2015, Praxair recorded pre-tax charges totaling $146 million ($112 million after-tax and noncontrolling interests, or $0.39 per diluted share) and in the third quarter recorded pre-tax charges totaling $26 million, including $19 million for a cost reduction program and $7 million for a pension settlement charge ($18 million after-tax or $0.06 per diluted share). For further details regarding the cost reduction program and other charges, refer to Note 2 to the consolidated financial statements of Praxair's 2015 Annual Report on Form 10-K.

Reconciliation

The following table summarizes the activities related to the company's cost reduction and other charges for the nine months ended September 30, 2016:

(millions of dollars)	Severance costs	Other Charges	Total
Balance, January 1, 2016	$30	$20	$50
2016 Cost Reduction Program and Other Charges	40	56	96
Less: Cash payments	(24)	(4)	(28)
Less: Non-cash charges	—	(39)	(39)
Foreign currency translation	1	—	1
Balance, September 30, 2016	$47	$33	$80
Classification in the condensed consolidated financial statements
The pre-tax charges for each year are shown within operating profit in a separate line item on the consolidated statements of income. In the condensed consolidated balance sheets, reductions in assets are recorded against the carrying value of the related assets and unpaid amounts are recorded primarily as short-term liabilities. On the condensed consolidated statement of cash flows, the pre-tax impact of these charges, net of cash payments, is shown as an adjustment to reconcile net income to net cash provided by operating activities. In Note 13 - Segments, Praxair excluded these charges from its management definition of segment operating profit; a reconciliation of segments operating profit to consolidated operating profit is shown within the segment operating profit table.
3. Acquisitions
2016 Acquisitions

During the nine months ended September 30, 2016, Praxair had acquisitions totaling $345 million, primarily the acquisition of Yara International ASA's European carbon dioxide business ("European CO2 business") and packaged gases businesses in North America and Europe. These transactions resulted in goodwill and other intangible assets of $129 million and $71 million, respectively (see Note 9). In addition, Praxair purchased a remaining 34% share in a Scandinavian joint venture for $104 million (see Note 14).

European CO2 Acquisition

On June 1, 2016 Praxair, Inc. completed an acquisition of a European CO2 business, which is a leading supplier of liquid CO2 and dry ice primarily to the European food and beverage industries. The business operates CO2 liquefaction plants and dry ice production facilities across the UK, Ireland, Norway, Denmark, Germany, Netherlands, Belgium, France and Italy. This acquisition was accounted for as a business combination; accordingly, the results of operations were consolidated from June 1, 2016 in the European business segment.

The purchase price for the acquisition was approximately $230 million (€206 million) and resulted in $126 million of intangible assets. The intangible assets primarily consist of $69 million of Goodwill and $53 million of customer relationships that will be amortized over their estimated useful life of 20 years. The allocation of the purchase price is based on preliminary estimates and assumptions, which are subject to revision based on final information received, including appraisals and other analysis that support underlying estimates. Currently, any potential adjustments are not expected to be material.

2015 Acquisitions

During the nine months ended September 30, 2015, Praxair had acquisitions totaling $43 million, primarily acquisitions of packaged gases businesses in North and South America. These transactions resulted in goodwill and other intangible assets of $28 million and $10 million, respectively.

4. Supplemental Information
Inventories
The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	September 30, 2016	December 31, 2015
Inventories
Raw materials and supplies	$188	$202
Work in process	47	48
Finished goods	303	281
Total inventories	$538	$531

Long-term receivables
Long-term receivables are not material and are largely reserved. Such long-term receivables are included within other long-term assets in the condensed consolidated balance sheets and totaled $39 million and $33 million at September 30, 2016 and December 31, 2015, respectively. These amounts are net of reserves of $49 million and $35 million, respectively. The amounts in both periods relate primarily to government receivables in Brazil and other long-term notes receivable from customers. Collectability is reviewed regularly and uncollectible amounts are written off as appropriate. The account balance changes during 2016 were primarily due to additional government receivables in Brazil and foreign exchange rate movements.

5. Debt
The following is a summary of Praxair’s outstanding debt at September 30, 2016 and December 31, 2015:

(Millions of dollars)	September 30, 2016	December 31, 2015
SHORT-TERM
Commercial paper and U.S. bank borrowings	$486	$87
Other bank borrowings (primarily international)	120	163
Total short-term debt	606	250
LONG-TERM (a)
U.S. borrowings (U.S. dollar denominated unless otherwise noted)
0.75% Notes due 2016 (b, c)	—	400
5.20% Notes due 2017 (b)	—	325
Floating Rate Notes due 2017 (c)	150	150
1.05% Notes due 2017	400	399
1.20% Notes due 2018	499	499
1.25% Notes due 2018 (d)	482	480
4.50% Notes due 2019	598	597
1.90% Notes due 2019	499	499
1.50% Euro-denominated notes due 2020	669	646
2.25% Notes due 2020	299	298
4.05% Notes due 2021	497	497
3.00% Notes due 2021	496	496
2.45% Notes due 2022	597	596
2.20% Notes due 2022	498	497
2.70% Notes due 2023	497	497
1.20% Euro-denominated notes due 2024 (e)	615	—
2.65% Notes due 2025	397	396
1.625% Euro-denominated notes due 2025	554	535
3.20% Notes due 2026 (e)	725	446
3.55% Notes due 2042	662	661
Other	12	3
International bank borrowings	83	57
Obligations under capital leases	7	7
	9,236	8,981
Less: current portion of long-term debt	(11)	(6)
Total long-term debt	9,225	8,975
Total debt	$9,842	$9,231

(a)	Amounts are net of unamortized discounts, premiums and/or debt issuance costs as applicable.

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

(d)	September 30, 2016 and December 31, 2015 include an $8 million and $6 million fair value increase, respectively, related to hedge accounting. See Note 6 for additional information.

(e)
In February 2016, Praxair issued €550 million of 1.20% Euro-denominated notes due 2024. In addition, Praxair issued $275 million of 3.20% notes due 2026. The proceeds of these debt issuances were used for general corporate purposes.

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
The following table is a summary of the notional amount and fair value of derivatives outstanding at September 30, 2016 and December 31, 2015 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets		Liabilities
(Millions of dollars)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$2,098	$2,548	$9	$15	$12	$11
Derivatives Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$38	$38	$—	$1	$—	$—
Interest rate contracts:
Interest rate swaps (b)	475	475	8	6	—	—
Total Hedges	$513	$513	$8	$7	$—	$—
Total Derivatives	$2,611	$3,061	$17	$22	$12	$11

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.

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

Net Investment Hedge

In 2014 Praxair designated the €600 million ($669 million as of September 30, 2016) 1.50% Euro-denominated notes due 2020 and the €500 million ($554 million as of September 30, 2016) 1.625% Euro-denominated notes due 2025, as a hedge of the net investment position in its European operations. In 2016 Praxair designated an incremental €550 million ($615 million as of September 30, 2016) 1.20% Euro-denominated notes due 2024 as an additional hedge of the net investment position in its European operations. These Euro-denominated debt instruments reduce the company's exposure to changes in the currency exchange rate on investments in foreign subsidiaries with Euro functional currencies. Since hedge inception, exchange rate movements have reduced long-term debt by $221 million (long-term debt increased by $40 million during the nine months ended September 30, 2016), with the offsetting gain shown within the cumulative translation component of AOCI in the condensed consolidated balance sheets and the consolidated statements of comprehensive income.
Interest Rate Contracts
Outstanding Interest Rate Swaps
At September 30, 2016, Praxair had one outstanding interest rate swap agreement with a $475 million notional amount related to the $475 million 1.25% notes that mature in 2018. The interest rate swap effectively converts fixed-rate interest to variable-rate interest and is designated as a fair value hedge. Fair value adjustments are recognized in earnings along with an equally offsetting charge / benefit to earnings for the changes in the fair value of the underlying debt instrument. At September 30, 2016, $8 million was recognized as an increase in the fair value of these notes ($6 million at December 31, 2015).

Terminated Treasury Rate Locks
The following table summarizes the unrecognized gains (losses) related to terminated treasury rate lock contracts:

	Year Terminated	Original Gain / (Loss)	Unrecognized Gain / (Loss) (a)
(Millions of dollars)			September 30, 2016	December 31, 2015
Treasury Rate Locks
Underlying debt instrument:
$500 million 2.20% fixed-rate notes that mature in 2022 (b)	2012	$(2)	$(1)	$(1)
$500 million 3.00% fixed-rate notes that mature in 2021 (b)	2011	(11)	(6)	(6)
$600 million 4.50% fixed-rate notes that mature in 2019 (b)	2009	16	5	6
Total - pre-tax			$(2)	$(1)
Less: income taxes			1	—
After- tax amounts			$(1)	$(1)

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

The following table summarizes the impact of the company’s derivatives on the consolidated statements of income and AOCI:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2016	2015	2016	2015
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$(10)	$(93)	$73	$(171)
Other balance sheet items	(1)	(6)	2	(11)
Total	$(11)	$(99)	$75	$(182)

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

The following tables summarize the impacts of the company's derivatives designated as hedging instruments that impact AOCI:

Derivatives Designated as Hedging Instruments **

	Quarter Ended
	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Income
(Millions of dollars)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Currency contracts:
Balance sheet items	$—	$(1)	$—	$(1)
Net Investment Hedge	—	—	—	—
Interest rate contracts:
Treasury rate lock contracts	—	—	—	—
Total - pre tax	$—	$(1)	$—	$(1)
Less: income taxes	—	—	—	—
Total - Net of Taxes	$—	$(1)	$—	$(1)

	Nine Months Ended
	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Income
(Millions of dollars)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Currency contracts:
Balance sheet items	$—	$(1)	$—	$(1)
Net Investment Hedge	(4)	—	—	—
Interest rate contracts:
Treasury rate lock contracts	—	—	(1)	—
Total - pre tax	$(4)	$(1)	$(1)	$(1)
Less: income taxes	1	—	1	—
Total - Net of Taxes	$(3)	$(1)	$—	$(1)

**The gains (losses) on net investment hedges are recorded as a component of AOCI within foreign currency translation adjustments in the condensed consolidated balance sheets and the condensed consolidated statements of comprehensive income. The gains (losses) on treasury rate locks are recorded as a component of AOCI within derivative instruments in the condensed consolidated balance sheets and the condensed consolidated statements of comprehensive income. There was no ineffectiveness for these instruments during 2016 or 2015. The gains (losses) on net investment hedges are reclassified to earnings only when the related currency translation adjustments are required to be reclassified, usually upon sale or liquidation of the investment. The gains (losses) for interest rate contracts are reclassified to earnings as interest expense –net on a straight-line basis over the remaining maturity of the underlying debt. Net losses of $2 million are expected to be reclassified to earnings during the next twelve months.

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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Assets
Derivatives	—	—	$17	$22	—	—
Liabilities
Derivatives	—	—	$12	$11	—	—
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
The fair values of cash and cash equivalents, short-term debt, accounts receivable-net, and accounts payable approximate carrying amounts because of the short maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for similar issues, which is deemed a level 2 measurement. At September 30, 2016, the estimated fair value of Praxair’s long-term debt portfolio was $9,708 million versus a carrying value of $9,236 million. At December 31, 2015, the estimated fair value of Praxair’s long-term debt portfolio was $9,069 million versus a carrying value of $8,981 million. Differences from carrying amounts are attributable to interest-rate changes subsequent to when the debt was issued.

8. Earnings Per Share – Praxair, Inc. Shareholders
Basic earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator (Millions of dollars)
Net income - Praxair, Inc.	$339	$401	$1,094	$1,125
Denominator (Thousands of shares)
Weighted average shares outstanding	285,467	285,253	285,277	287,179
Shares earned and issuable under compensation plans	391	398	386	399
Weighted average shares used in basic earnings per share	285,858	285,651	285,663	287,578
Effect of dilutive securities
Stock options and awards	2,337	1,660	2,064	2,257
Weighted average shares used in diluted earnings per share	288,195	287,311	287,727	289,835
Basic Earnings Per Share	$1.19	$1.40	$3.83	$3.91
Diluted Earnings Per Share	$1.18	$1.40	$3.80	$3.88
Stock options of 2,624,190 and 2,625,825 for the quarter and nine months ended September 30, 2016 and stock options of 3,893,857 and 2,712,895 for the quarter and nine months ended September 30, 2015 were antidilutive and therefore excluded in the computation of diluted earnings per share.

9. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended September 30, 2016 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2015	$2,111	$98	$582	$59	$136	$2,986
Acquisitions (Note 3)	58	—	71	—	—	129
Purchase adjustments & other	6	—	—	—	2	8
Foreign currency translation	(5)	25	20	—	—	40
Balance, September 30, 2016	$2,170	$123	$673	$59	$138	$3,163

Praxair has performed its goodwill impairment tests annually during the second quarter of each year, and historically has determined that the fair value of each of its reporting units was substantially in excess of its carrying value. For the 2016 test completed last quarter, Praxair applied the FASB's accounting guidance (refer to Note 1 to the consolidated financial statements of Praxair's 2015 Annual Report on Form 10-K) which allows the Company to first assess qualitative factors to determine the extent of additional quantitative analysis, if any, that may be required to test goodwill for impairment. Based on the qualitative assessments performed, Praxair concluded that it was more likely than not that the fair value of each reporting unit substantially exceeded its carrying value and therefore, further quantitative analysis was not required. As a result, no impairment was recorded. There were no indicators of impairment through September 30, 2016.
Changes in the carrying amounts of other intangibles for the nine months ended September 30, 2016 were as follows:

(Millions of dollars)	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2015	$698	$38	$47	$783
Additions (Note 3)	62	4	5	71
Foreign currency translation	(3)	—	(1)	(4)
Other	(3)	(8)	—	(11)
Balance, September 30, 2016	$754	$34	$51	$839
Less: Accumulated amortization
Balance, December 31, 2015	$(179)	$(23)	$(13)	$(215)
Amortization expense	(30)	(4)	(3)	(37)
Foreign currency translation	1	—	—	1
Other	—	7	—	7
Balance, September 30, 2016	$(208)	$(20)	$(16)	$(244)
Net balance at September 30, 2016	$546	$14	$35	$595
There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 18 years.
Total estimated annual amortization expense is as follows:

(Millions of dollars)
Remaining 2016	$15
2017	47
2018	42
2019	40
2020	38
Thereafter	413
$595

10. Share-Based Compensation
Share-based compensation of $14 million ($10 million after-tax) and $8 million ($6 million after-tax) was recognized during the quarters ended September 30, 2016 and 2015, respectively. Share-based compensation of $36 million ($26 million after-tax) and $25 million ($18 million after-tax) was recognized during the nine months ended September 30, 2016 and 2015, respectively. Expense amounts reflect current estimates of achieving performance targets relating to performance-based compensation. The expense was recorded primarily in selling, general and administrative expenses. There was no share-based compensation cost that was capitalized. For further details regarding Praxair’s share-based compensation arrangements and prior-year grants, refer to Note 15 to the consolidated financial statements of Praxair’s 2015 Annual Report on Form 10-K.
Stock Options
The weighted-average fair value of options granted during the nine months ended September 30, 2016 was $8.91 ($11.99 in 2015) based on the Black-Scholes Options-Pricing model. The decrease in grant date fair value year-over-year was primarily attributable to a decrease in the company's stock price.

The following weighted-average assumptions were used to value the grants in 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Dividend yield	2.9%	2.2%
Volatility	14.4%	13.5%
Risk-free interest rate	1.41%	1.51%
Expected term years	6	5
The following table summarizes option activity under the plans as of September 30, 2016 and changes during the nine-month period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2016	11,273	$96.58
Granted	2,473	102.23
Exercised	(1,443)	69.82
Cancelled or Expired	(162)	110.62
Outstanding at September 30, 2016	12,141	100.69	5.7	$265
Exercisable at September 30, 2016	8,391	$95.77	4.3	$220
The aggregate intrinsic value represents the difference between the company’s closing stock price of $120.83 as of September 30, 2016 and the exercise price multiplied by the number of in the money options outstanding as of that date. The total intrinsic value of stock options exercised during the quarter and nine months ended September 30, 2016 was $22 million and $64 million, respectively ($6 million and $57 million during the same periods in 2015, respectively).
Cash received from option exercises under all share-based payment arrangements for the quarter and nine months ended September 30, 2016 was $41 million and $101 million, respectively ($9 million and $60 million for the same time periods in 2015, respectively). The cash tax benefit realized from share-based compensation totaled $7 million and $26 million for the quarter and nine months ended September 30, 2016 ($2 million and $31 million cash tax benefit for the same periods in 2015 ).
As of September 30, 2016, $23 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1 year.
Performance-Based and Restricted Stock Awards
During the nine months ended September 30, 2016, the company granted performance-based stock awards to employees of 240,505 shares that vest, subject to the attainment of pre-established minimum performance criteria, principally on the third anniversary of their date of grant. These awards are tied to either return on capital ("ROC") performance or relative total shareholder return ("TSR") performance versus that of the S&P 500. The actual number of shares issued in settlement of a vested award can range from zero to 200 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three-year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s common stock on the date of the grant and the estimated performance that will be achieved. Compensation expense will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved.
During the nine months ended September 30, 2016, the company also granted restricted stock units to employees of 97,542 shares. The majority of the restricted stock units vest at the end of a three-year service period. Compensation expense related to the restricted stock units is recognized on a straight line basis over the vesting period.
The weighted-average fair value of ROC performance-based stock awards and restricted stock units granted during the nine months ended September 30, 2016 was $93.46 and $98.12, respectively ($120.04 and $120.32 for the same periods in 2015). These fair values are based on the closing market price of Praxair’s common stock on the grant date adjusted for dividends that will not be paid during the vesting period.
The weighted-average fair value of performance-based stock tied to relative TSR performance granted during the nine months ended September 30, 2016 was $124.18 (none in 2015), and was estimated using a Monte Carlo simulation performed as of the grant date.
The following table summarizes non-vested performance-based and restricted stock award activity as of September 30, 2016 and changes during the nine months then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2016	802	$114.41	286	$112.48
Granted	241	105.34	98	98.12
Vested	(107)	103.46	(90)	105.58
Cancelled and Forfeited	(208)	104.54	(15)	114.29
Non-vested at September 30, 2016	728	$115.80	279	$109.58
There are approximately 12 thousand performance-based shares and 11 thousand restricted stock shares that are non-vested at September 30, 2016 which will be settled in cash due to foreign regulatory limitations. The liability related to these grants reflects the current estimate of performance that will be achieved and the current common stock price.
As of September 30, 2016, based on current estimates of future performance, $26 million of unrecognized compensation cost related to performance-based awards is expected to be recognized through the first quarter of 2019 and $14 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized primarily through the first quarter of 2019.

11. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarter and nine months ended September 30, 2016 and 2015 are shown below:

	Quarter Ended September 30,				Nine Months Ended September 30,
	Pensions		OPEB		Pensions		OPEB
(Millions of dollars)	2016	2015	2016	2015	2016	2015	2016	2015
Service cost	$11	$13	$—	$—	$35	$41	$2	$2
Interest cost	27	28	2	2	76	85	4	6
Expected return on plan assets	(39)	(38)	—	—	(117)	(116)	—	—
Net amortization and deferral	14	20	—	—	45	61	(2)	(2)
Net periodic benefit cost	$13	$23	$2	$2	$39	$71	$4	$6
Pension settlement charge (Note 2)	4	7	—	—	4	7	—	—
Net periodic benefit cost	$17	$30	$2	$2	$43	$78	$4	$6
Praxair estimates that 2016 required contributions to its pension plans will be in the range of $10 million to $15 million, of which $8 million have been made through September 30, 2016. At the end of 2015, the Company changed the approach used to measure service and interest costs for significant pension and OPEB plans by applying specific spot rates along the yield curve rather than a single weighted-average rate derived from the yield curve (the "spot rate approach"). This change was accounted for as a change in accounting estimate and, as such, is applied on a prospective basis starting in 2016.

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

•
At September 30, 2016 the most significant non-income and income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $220 million. Praxair has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

•
On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines on all five companies. Originally, CADE imposed a civil fine of R$2.2 billion Brazilian reais (US$678 million) against White Martins, the Brazil-based subsidiary of Praxair, Inc. In response to a motion for clarification, the fine was reduced to R$1.7 billion Brazilian reais (US$524 million) due to a calculation error made by CADE. The amount of the fine is subject to indexation using SELIC. On September 2, 2010, Praxair issued a press release and filed a report on Form 8-K rejecting all claims and stating that the fine represents a gross and arbitrary disregard of Brazilian law.

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

13. Segments
Sales and operating profit by segment for the quarters and nine months ended September 30, 2016 and 2015 are shown below. For a description of Praxair’s operating segments, refer to Note 18 to the consolidated financial statements of Praxair’s 2015 Annual Report on Form 10-K.

	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2016	2015	2016	2015
SALES(a)
North America	$1,431	$1,463	$4,195	$4,444
Europe	366	338	1,041	995
South America	378	343	1,047	1,132
Asia	391	395	1,160	1,153
Surface Technologies	150	147	447	457
Total sales	$2,716	$2,686	$7,890	$8,181

	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2016	2015	2016	2015
OPERATING PROFIT
North America	$363	$385	$1,071	$1,152
Europe	72	63	202	188
South America	68	70	193	236
Asia	68	77	198	215
Surface Technologies	26	25	75	78
Segment operating profit	597	620	1,739	1,869
Cost reduction program and other charges (Note 2)	(100)	(26)	(100)	(172)
Total operating profit	$497	$594	$1,639	$1,697

(a)	Sales reflect external sales only. Intersegment sales, primarily from North America to other segments, were not material.

14. Equity and Redeemable Noncontrolling Interests
Equity
A summary of the changes in total equity for the quarters ended September 30, 2016 and 2015 is provided below:

	Quarter Ended September 30,
(Millions of dollars)	2016			2015
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$5,140	$407	$5,547	$4,964	$380	$5,344
Net income (a)	339	3	342	401	10	411
Other comprehensive income (loss)	(37)	3	(34)	(714)	(9)	(723)
Noncontrolling interests:
Additions (reductions) (b)	—	(12)	(12)	—	1	1
Dividends and other capital changes	—	(8)	(8)	—	(2)	(2)
Redemption value adjustments	1	—	1	(1)	—	(1)
Dividends to Praxair, Inc. common stock holders ($0.75 per share in 2016 and $0.715 per share in 2015)	(214)	—	(214)	(204)	—	(204)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	1	—	1	3	—	3
For employee savings and incentive plans	46	—	46	13	—	13
Other	5	—	5	—	—	—
Purchases of common stock	(50)	—	(50)	(207)	—	(207)
Tax benefit from share-based compensation	—	—	—	1	—	1
Share-based compensation	14	—	14	8	—	8
Balance, end of period	$5,245	$393	$5,638	$4,264	$380	$4,644

	Nine Months Ended September 30,
(Millions of dollars)	2016			2015
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$4,389	$404	$4,793	$5,623	$387	$6,010
Net income (a)	1,094	21	1,115	1,125	27	1,152
Other comprehensive income (loss)	385	7	392	(1,271)	(23)	(1,294)
Noncontrolling interests:
Additions (reductions) (b)	—	(12)	(12)	—	3	3
Dividends and other capital changes	—	(27)	(27)	—	(14)	(14)
Redemption value adjustments	4	—	4	(5)	—	(5)
Dividends to Praxair, Inc. common stock holders ($2.25 per share in 2016 and $2.145 per share in 2015)	(642)	—	(642)	(616)	—	(616)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	5	—	5	6	—	6
For employee savings and incentive plans	102	—	102	57	—	57
Other	5	—	5	—	—	—
Purchases of common stock	(133)	—	(133)	(698)	—	(698)
Tax benefit from share-based compensation	—	—	—	18	—	18
Share-based compensation	36	—	36	25	—	25
Balance, end of period	$5,245	$393	$5,638	$4,264	$380	$4,644

(a)
Net income for noncontrolling interests excludes Net income related to redeemable noncontrolling interests of $2 million and $4 million for the quarter and nine months ended September 30, 2016, respectively ($2 million and $8 million for the same time periods in 2015, respectively), which is not part of total equity (see redeemable noncontrolling interests section below).

(b)
The quarter and nine months ended September 30, 2016, primarily relates to the sale of an ownership interest in a majority-owned joint venture in India. Prior period amounts relate to increased ownership changes in certain consolidated subsidiaries. The difference between the purchase price and the related noncontrolling interest was recorded as a decrease in Praxair's additional paid-in-capital.

The components of AOCI are as follows:

	September 30,	December 31,
(Millions of dollars)	2016	2015
Cumulative translation adjustment - net of taxes:
North America	$(943)	$(899)
South America	(1,955)	(2,272)
Europe	(458)	(526)
Asia	(252)	(285)
Surface Technologies	(32)	(36)
	(3,640)	(4,018)
Derivatives - net of taxes	(1)	(1)
Pension / OPEB funded status obligation (net of $320 million and $325 million tax benefit in September 30, 2016 and December 31, 2015, respectively)	(570)	(577)
	$(4,211)	$(4,596)

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
At September 30, 2016, redeemable noncontrolling interests includes one packaged gas distributor in the United States where the noncontrolling shareholder has a put option. At December 31, 2015, redeemable noncontrolling interests also included Yara Praxair Holding AS, a 66%-owned joint venture in Scandinavia. On June 1, 2016, Praxair acquired the remaining 34% stake in this joint venture for $104 million. The cash payment is shown in the financing section of the consolidated statements of cash flows under the caption "Noncontrolling interest transactions and other".
The following is a summary of the changes in redeemable noncontrolling interests for the nine months ended September 30, 2016 and 2015:

(Millions of dollars)	2016	2015
Balance, January 1	$113	$176
Net income	4	8
Distributions to noncontrolling interest and other	(2)	(6)
Redemption value adjustments/accretion	(4)	5
Foreign currency translation	4	(14)
Purchase of noncontrolling interest	(104)	—
Balance, September 30	$11	$169

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides summary data for the quarter and nine months ended September 30, 2016 and 2015:

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in millions, except per share data)	2016	2015	Variance	2016	2015	Variance
Reported Amounts
Sales	$2,716	$2,686	1%	$7,890	$8,181	(4)%
Cost of sales, exclusive of depreciation and amortization	$1,533	$1,488	3%	$4,382	$4,534	(3)%
Gross margin (a)	$1,183	$1,198	(1)%	$3,508	$3,647	(4)%
As a percent of sales	43.6%	44.6%		44.5%	44.6%
Selling, general and administrative	$291	$281	4%	$873	$877	—%
As a percent of sales	10.7%	10.5%		11.1%	10.7%
Depreciation and amortization	$284	$276	3%	$837	$831	1%
Cost reduction program and other charges (b)	$100	$26		$100	$172
Other income (expense) - net	$11	$2		$10	$—
Operating profit	$497	$594	(16)%	$1,639	$1,697	(3)%
Operating margin	18.3%	22.1%		20.8%	20.7%
Interest expense - net	$43	$35	23%	$152	$119	28%
Effective tax rate	26.4%	27.9%		26.8%	28.5%
Income from equity investments	$10	$10	—%	$31	$31	—%
Noncontrolling interests	$(5)	$(12)	(58)%	$(25)	$(35)	(29)%
Net income - Praxair, Inc.	$339	$401	(15)%	$1,094	$1,125	(3)%
Diluted earnings per share	$1.18	$1.40	(16)%	$3.80	$3.88	(2)%
Diluted shares outstanding	288,195	287,311	—%	287,727	289,835	(1)%
Number of employees	26,680	26,989		26,680	26,989
Adjusted Amounts (b)
Operating profit	$597	$620	(4)%	$1,739	$1,869	(7)%
Operating margin	22.0%	23.1%		22.0%	22.8%
Interest expense - net	$43	$35	23%	$136	$119	14%
Effective tax rate	26.9%	28.0%		27.1%	28.0%
Noncontrolling interests	$(10)	$(12)	(17)%	$(30)	$(36)	(17)%
Net income - Praxair, Inc.	$405	$419	(3)%	$1,170	$1,255	(7)%
Diluted earnings per share	$1.41	$1.46	(3)%	$4.07	$4.33	(6)%

(a)	Gross margin excludes depreciation and amortization expense.

(b)
Adjusted amounts are non-GAAP measures which exclude the impact of the cost reduction program and other charges in the 2016 third quarter and the 2015 second and third quarters, the pension settlement charge in the third quarter of 2016 and 2015, and the bond redemption charge in the first quarter of 2016 (see Note 2 and Note 5 to the condensed consolidated financial statements). A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Financial Measures" section of this MD&A.

Consolidated Results

In the third quarter, Praxair’s sales were $2,716 million, 1% above the prior–year quarter. Negative currency translation reduced sales by 1%. Excluding this impact, sales were 2% above the third quarter of 2015 due to higher overall pricing which increased sales by 1%, and 1% growth from acquisitions, primarily the acquisition of a European carbon dioxide business completed in the second quarter of 2016. Overall volumes were comparable to the prior-year quarter, as volume growth from new project start-ups primarily in South America, Asia and Europe were offset by lower base business volumes in the Americas, due primarily to weaker manufacturing activity in the United States and Brazil. Reported operating profit of $497 million, 18.3% of sales, was 16% below $594 million in the prior-year quarter. Operating profit was reduced by a $100 million charge related to severance and other cost reduction actions taken in response to weaker underlying industrial activity and a pension settlement charge. Excluding these charges, adjusted operating profit was $597 million, 22.0% of sales and 4% below the 2015 adjusted third quarter. Excluding 1% negative currency translation, adjusted operating profit was 3% below the prior-year as growth from higher pricing was more than offset by the impact of volumes. The company's adjusted EBITDA margin was strong at 32.8%. Diluted earnings per share ("EPS") was $1.18, 16% below reported EPS of $1.40 in the third quarter of 2015. On an adjusted basis, EPS was $1.41, 3% below the 2015 adjusted EPS of $1.46, as lower operating profit was partially offset by a lower tax rate.
Outlook
Diluted EPS for the fourth quarter of 2016 is expected to be in the range of $1.36 to $1.43 and reported GAAP diluted EPS for the full year of 2016 is expected to be in the range of $5.17 to $5.24.
Adjusted diluted EPS for the full year of 2016 is expected to be in the range of $5.44 to $5.51 which excludes the impact of a (i) bond redemption charge recorded in the first quarter, and (ii) a pension settlement and cost reduction and other charges recorded in the third quarter. See Notes 2 and 5 to the condensed consolidated financial statements.
Full-year capital expenditures are expected to be about $1.4 billion.

The company’s core business is to build, own, and operate industrial gas plants in order to supply atmospheric and process gases to customers. As such, Praxair believes that its backlog is one indicator of future sales growth. At September 30, 2016, Praxair’s backlog of 19 large projects under construction was $1.4 billion. This represents the total estimated capital cost of large plants under construction. These plants will supply customers in the energy, chemical, manufacturing, and electronics markets.
Praxair provides quarterly updates on operating results, material trends that may affect financial performance, and financial earnings guidance via quarterly earnings releases and investor teleconferences. These updates are available on the company’s website, www.praxair.com, but are not incorporated herein.

Results of Operations
The changes in consolidated sales and operating profit compared to the prior year are attributable to the following:

	Quarter Ended September 30, 2016 vs. 2015		Nine Months Ended September 30, 2016 vs. 2015
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	—%	(7)%	(1)%	(6)%
Price	1%	4%	1%	4%
Cost pass-through	—%	—%	(1)%	—%
Currency	(1)%	(1)%	(4)%	(4)%
Acquisitions/divestitures	1%	—%	1%	—%
Other	—%	(12)%	—%	3%
Reported	1%	(16)%	(4)%	(3)%
Add: Cost reduction program and other charges and pension settlement	—%	12%	—%	(4)%
Adjusted	1%	(4)%	(4)%	(7)%
The following tables provide sales by end-market and distribution method:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change*	% of Sales		% Change*
	2016	2015		2016	2015
Sales by End Markets
Manufacturing	22%	23%	(5)%	23%	24%	(5)%
Metals	17%	17%	5%	17%	17%	3%
Energy	12%	12%	(3)%	11%	13%	(6)%
Chemicals	10%	10%	2%	10%	10%	(1)%
Electronics	8%	8%	(1)%	8%	8%	4%
Healthcare	8%	8%	7%	8%	8%	6%
Food & Beverage	10%	9%	7%	9%	8%	7%
Aerospace	3%	3%	5%	3%	3%	3%
Other	10%	10%	(1)%	11%	9%	1%
	100%	100%		100%	100%
 * Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2016	2015	2016	2015
Sales by Distribution Method
On-Site	29%	29%	29%	29%
Merchant	35%	35%	35%	34%
Packaged Gas	27%	28%	28%	29%
Other	9%	8%	8%	8%
	100%	100%	100%	100%

Sales increased $30 million, or 1%, for the third quarter versus the respective 2015 period. Higher overall pricing, primarily in North and South America, contributed 1% to sales, and acquisitions, largely in Europe, added an incremental 1% to sales. These increases however were partially offset by negative currency translation impact of 1%. Sales decreased $291 million, or 4%, for the nine months ended September 30, 2016 versus the respective 2015 period primarily due to negative currency translation impacts of 4%.

Gross margin decreased $15 million, or 1%, for the third quarter and decreased $139 million, or 4%, for the nine months ended September 30, 2016 versus the respective 2015 periods, primarily due foreign currency translation impacts. Gross margin as percentage of sales declined to 43.6% from 44.6% for the third quarter and declined to 44.5% from 44.6% for the nine months ended September 30, 2016 versus the respective 2015 periods.

Selling, general and administrative expense ("SG&A") increased $10 million, or 4%, for the third quarter and decreased $4 million, or 0%, for the nine months ended September 30, 2016 versus the respective 2015 periods. Currency effects on SG&A for the quarter were flat when compared to the prior year and currency reduced SG&A expense by $30 million for the nine months ended September 30, 2016 versus the prior year. Excluding currency effects, SG&A increased $26 million for the nine months ended September 30, 2016 versus the respective 2015 period. In both periods, acquisitions, cost inflation and higher incentive compensation increased SG&A which were partially offset by benefits from cost reduction programs.

Depreciation and amortization expense increased $8 million, or 3%, for the third quarter and increased $6 million for the nine months ended September 30, 2016 versus the respective 2015 periods. Currency effects reduced depreciation and amortization expense by $2 million and $30 million for the quarter and nine-month periods respectively. These currency decreases were more than offset by higher depreciation primarily due to large project start-ups and acquisitions.

During the third quarter of 2016, Praxair recorded charges of $100 million related primarily to a cost reduction program (refer to note 2 to the condensed consolidated financial statements). This program is expected to result in annualized pre-tax expense reductions and cash flows increases of approximately $45 million. During 2015, Praxair recorded charges of $146 million in the second quarter and $19 million in the third quarter also related primarily to a cost reduction program (refer to note 2 to the consolidated financial statements included in Praxair's 2015 Annual Report on Form 10-K). The 2015 cost reduction actions are expected to result in annualized pre-tax expense reductions and cash flow increases of approximately $80 million and, to date, have met expectations excluding any currency translation impacts.

Other income (expense) – net was $11 million income for the quarter ended September 30, 2016 and $10 million income for the nine months ended September 30, 2016 primarily due to net gains on asset sales primarily in North America during the third quarter. Other income was $2 million income and zero for the quarter and nine months ended September 30, 2015 respectively.

Reported operating profit decreased $97 million, or 16%, for the third quarter versus 2015. During the third quarter of 2016 and 2015 there were charges of $100 million and $26 million, respectively, primarily related to cost reduction programs and other charges and pension settlements. Excluding these items, adjusted operating profit decreased $23 million, or 4%, for the third quarter versus 2015 as the impact of higher pricing was more than offset by volumes and negative currency impacts. Reported operating profit decreased $58 million, or 3%, for the nine months ended September 30, 2016 versus the prior year. During the nine months ended September 30, 2016 and 2015 there were charges of $100 million and $172 million, respectively, primarily related to the cost reduction programs and other charges. Excluding these items, adjusted operating profit decreased $130 million, or 7%, for the nine months ended September 30, 2016 versus the prior year. Excluding negative currency of 4%, adjusted operating profit decreased 3% as higher pricing was more than offset by lower volumes and higher costs.

Interest expense-net increased $8 million, or 23%, for the third quarter and increased $33 million, or 28%, for the nine months ended September 30, 2016 versus the respective 2015 periods. Included within interest expense-net for the nine months ended September 30, 2016 was a $16 million charge relating to a bond redemption (see Note 5 to the condensed consolidated financial statements) recorded during the first quarter of 2016. Excluding this charge, adjusted interest expense-net increased $17 million, or 14% for the nine months ended September 30, 2016 versus the respective 2015 periods. These increases were primarily attributable to higher average interest rates due primarily to extending debt maturities.

The reported effective tax rate ("ETR") for the quarters ended September 30, 2016 and 2015 was 26.4% and 27.9%, respectively. The ETR for the 2016 quarter includes a $29 million tax benefit related to a pension settlement charge and cost reduction program. The 2015 quarter includes an $8 million tax benefit related to a pension settlement and cost reduction program and other charges (see Note 2 to the condensed consolidated financial statements). Excluding these impacts, on an adjusted basis the ETR for the 2016 and 2015 quarters was 26.9% and 27.9%, respectively. The lower adjusted ETR in 2016 is due to a $5 million excess tax benefit on share-based compensation resulting from the adoption of a new accounting standard during the second quarter of the current year (see Note 1 to the condensed consolidated financial statements). The reported ETR for the nine months ended September 30, 2016 and 2015 was 26.8% and 28.5%, respectively. The ETR for the 2016 period includes a $35 million tax benefit related to a pension settlement, bond redemption and cost reduction program and other charges. The 2015 period includes a $41 million tax benefit related to a pension settlement and cost reduction program and other charges (see Note 2). Excluding these impacts, on an adjusted basis the ETR for the 2016 and 2015 periods was 27.1

% and 28%, respectively. The lower adjusted ETR in 2016 is due to a $15 million excess tax benefit on share-based compensation from the adoption of a new accounting standard (see Note 1).

Income from equity investments was $10 million for both the quarters ended September 30, 2016 and 2015 and was $31 million for both the nine months ended September 30, 2016 and 2015. Praxair’s significant sources of equity income are in China, Italy, and the Middle East.

At September 30, 2016, non-controlling interests consisted primarily of non-controlling shareholders' investments in Asia (primarily China) and Europe (primarily Italy). Non-controlling interests decreased $7 million for the third quarter and decreased $10 million for the nine months ended September 30, 2016 versus the respective 2015 periods. Non-controlling interest for the third quarter and nine months ended September 30, 2016 both included a reduction of $5 million related to the current year cost reduction program. The remaining decrease in both periods was primarily attributable to the divestiture of a controlling interest in a U.S. packaged gas business during the fourth quarter of 2015.

Reported Net income-Praxair, Inc. decreased $62 million, or 15%, for the third quarter versus the respective period in 2015. Included within the third quarter 2016 and 2015 were after-tax and non-controlling interest charges of $66 million and $18 million, respectively, related to the cost reduction program and other charges and pension settlements. Excluding these charges, Adjusted Net income-Praxair, Inc decreased $14 million, or 3%, primarily due to lower adjusted operating profit partially offset by a lower effective tax rate. Reported Net income-Praxair, Inc. decreased $31 million, or 3%, for the nine months ended September 30, 2016 versus the respective period in 2015. Included within the nine months ended September 30, 2016 and 2015 were after-tax and non-controlling interest charges of $66 million and $130 million, respectively, related to the cost reduction program and other charges and pension settlements. In addition, the nine months ended September 30, 2016 included a $10 million after-tax charge from a bond redemption (see Note 5 to the condensed consolidated financial statements) recorded during the first quarter of 2016. Excluding these charges, adjusted Net income-Praxair, Inc decreased $85 million, or 7%, for the nine months ended September 30, 2016 versus the respective period in 2015 primarily due to lower adjusted operating profit partially offset by a lower effective tax rate.

Reported Earnings per share of $1.18 decreased $0.22, or 16%, for the third quarter versus the comparable period in 2015. Included within the third quarter 2016 and 2015 were charges of $0.23 and $0.06, respectively, related to the cost reduction program and other charges and pension settlements. Excluding these charges, Adjusted Earnings per share decreased $0.05, or 3%, primarily due to lower adjusted net income. Reported Earnings per share of $3.80 decreased $0.08, or 2%, for the nine months ended September 30, 2016. Included within the nine months ended September 30, 2016 and 2015 were charges of $0.23 and $0.45, respectively, related to the cost reduction program and other charges and pension settlements. In addition, the nine months ended September 30, 2016 included a $0.04 charge from a bond redemption (see Note 5 to the condensed consolidated financial statements) recorded during the first quarter of 2016. Excluding these charges, adjusted earnings per share decreased $0.26, or 6%, primarily due to lower adjusted net income which was partially offset by a reduction in the number of diluted shares outstanding as a result of the company's net repurchases of common stock over the past year.

The number of employees at September 30, 2016 was 26,680, a decrease of 309 employees from September 30, 2015. This decrease primarily reflects the impact of cost reduction programs implemented during the previous year and was partially offset by increases due to acquisitions.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) for the third quarter and nine months ended September 30, 2016 of $(34) million and $396 million, respectively, resulted primarily from currency translation adjustments. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars. Generally, positive translation adjustments result from the weakening of the U.S. dollar against most major currencies, while negative translation adjustments result from a strengthening of the U.S. dollar. See "Currency" section of the MD&A for exchange rates used for translation purposes and Note 14 to the condensed consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income by segment.

Retirement Benefits

The net periodic cost for pension and OPEB plans was $19 million and $32 million in the quarters ended September 30, 2016 and 2015, respectively and $47 million and $84 million for the nine months ended September 30, 2016 and 2015 respectively. These decreases are due to lower amortization of net actuarial losses as a result of an increase in discount rates, and a change in the approach for measuring service and interest costs by applying specific spot rates along the yield curve rather than a single weighted-average rate derived from the yield curve (the "spot rate approach"). Refer to the 2015 Annual Report on Form 10-K for a more detailed discussion of the change in approach and the estimated impacts.
Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows.

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in millions)	2016	2015	Variance	2016	2015	Variance
SALES
North America	$1,431	$1,463	(2)%	$4,195	$4,444	(6)%
Europe	366	338	8%	1,041	995	5%
South America	378	343	10%	1,047	1,132	(8)%
Asia	391	395	(1)%	1,160	1,153	1%
Surface Technologies	150	147	2%	447	457	(2)%
	$2,716	$2,686	1%	$7,890	$8,181	(4)%
OPERATING PROFIT
North America	$363	$385	(6)%	$1,071	$1,152	(7)%
Europe	72	63	14%	202	188	7%
South America	68	70	(3)%	193	236	(18)%
Asia	68	77	(12)%	198	215	(8)%
Surface Technologies	26	25	4%	75	78	(4)%
Segment operating profit	597	620	(4)%	1,739	1,869	(7)%
Cost reduction program and other charges	(100)	(26)		(100)	(172)
Total operating profit	$497	$594	(16)%	$1,639	$1,697	(3)%

North America

	Quarter Ended September 30,			Nine Months Ended September 30,
	2016	2015	Variance	2016	2015	Variance
Sales	$1,431	$1,463	(2)%	$4,195	$4,444	(6)%
Cost of sales, exclusive of depreciation and amortization	753	754		2,150	2,310
Gross margin	678	709		2,045	2,134
Operating expenses	162	171		514	525
Depreciation and amortization	153	153		460	457
Operating profit	$363	$385	(6)%	$1,071	$1,152	(7)%
Margin %	25.4%	26.3%		25.5%	25.9%

	Quarter Ended September 30, 2016 vs. 2015		Nine Months Ended September 30, 2016 vs. 2015
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	(1)%	(7)%	(3)%	(7)%
Price	1%	3%	1%	3%
Cost pass-through	(1)%	—%	(2)%	—%
Currency	(1)%	(1)%	(2)%	(2)%
Acquisitions/divestitures	—%	—%	—%	—%
Other	—%	(1)%	—%	(1)%
	(2)%	(6)%	(6)%	(7)%
The following tables provide sales by end-market and distribution method:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change*	% of Sales		% Change*
	2016	2015		2016	2015
Sales by End Markets
Manufacturing	29%	29%	(3)%	30%	30%	(5)%
Metals	11%	12%	(3)%	12%	12%	(3)%
Energy	17%	18%	(3)%	17%	18%	(6)%
Chemicals	9%	9%	(3)%	9%	10%	(9)%
Electronics	5%	5%	(5)%	5%	5%	—%
Healthcare	7%	7%	5%	7%	7%	3%
Food & Beverage	10%	10%	6%	10%	9%	6%
Aerospace	2%	2%	(8)%	2%	1%	1%
Other	10%	8%	7%	8%	8%	7%
	100%	100%		100%	100%
 * Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2016	2015	2016	2015
Sales by Distribution Method
On- Site	29%	29%	28%	28%
Merchant	39%	38%	39%	38%
Packaged Gas	31%	31%	32%	32%
Other	1%	2%	1%	2%
	100%	100%	100%	100%

The North America segment includes Praxair's industrial gases operations in the United States, Canada and Mexico.
North America segment sales decreased $32 million, or 2% in the third quarter and $249 million, or 6% for the nine-month period as compared to the prior year. For the quarter, excluding currency and cost pass-through impacts, sales were comparable to the prior-year. For the nine-month period, excluding currency and cost pass-through impacts, sales were 2% below the prior year due to lower volumes, primarily packaged gases, partially offset by higher pricing. By end-market, lower sales primarily to the manufacturing and upstream energy markets were partially offset by growth in food and beverage and healthcare.

North America segment operating profit decreased $22 million, or 6% in the third quarter and $81 million or 7% for the nine-month period as compared to the prior-year due to lower volumes and currency impacts which were partially offset by the impact of higher pricing.
Europe

	Quarter Ended September 30,			Nine Months Ended September 30,
	2016	2015	Variance %	2016	2015	Variance %
Sales	$366	$338	8%	$1,041	$995	5%
Cost of sales, exclusive of depreciation and amortization	204	195		579	565
Gross margin	162	143		462	430
Operating expenses	49	43		145	133
Depreciation and amortization	41	37		115	109
Operating profit	$72	$63	14%	$202	$188	7%
Margin %	19.7%	18.6%		19.4%	18.9%

	Quarter Ended September 30, 2016 vs. 2015		Nine Months Ended September 30, 2016 vs. 2015
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume / Sale of Equipment	(1)%	(7)%	2%	—%
Price	—%	2%	—%	2%
Cost pass-through	—%	—%	—%	—%
Currency	—%	—%	(1)%	—%
Acquisitions/divestitures	9%	8%	4%	3%
Other	—%	11%	—%	2%
	8%	14%	5%	7%

The following tables provide sales by end-market and distribution method:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change*	% of Sales		% Change*
	2016	2015		2016	2015
Sales by End Markets
Manufacturing	20%	21%	(4)%	21%	22%	(1)%
Metals	15%	17%	(6)%	16%	17%	2%
Energy	5%	6%	(11)%	5%	6%	(10)%
Chemicals	13%	14%	2%	14%	14%	—%
Electronics	7%	7%	—%	7%	7%	5%
Healthcare	10%	11%	4%	11%	11%	3%
Food & Beverage	14%	11%	10%	12%	10%	7%
Aerospace	1%	1%	32%	1%	1%	9%
Other	15%	12%	(4)%	13%	12%	3%
	100%	100%		100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures

	Quarter Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2016	2015	2016	2015
Sales by Distribution Method
On- Site	18%	21%	19%	19%
Merchant	37%	34%	35%	34%
Packaged Gas	42%	42%	42%	43%
Other	3%	3%	4%	4%
	100%	100%	100%	100%
Europe segment sales increased by $28 million, or 8% in the third quarter and $46 million, or 5% for the nine-month period as compared to the prior year. Excluding the impacts of acquisitions and divestitures, sales decreased 1% for the quarter primarily due to a prior-year sale of equipment; underlying sales were steady with the prior year. Excluding the impact of acquisitions, divestitures and currency, sales grew 2% for the nine-month period due to higher merchant volumes and volume growth from new project start-ups. In addition, acquisitions, primarily a carbon dioxide business largely serving the food and beverage market, contributed growth of 9% and 4% for the quarter and nine-month period, respectively. The increase in the percentage of merchant sales year-over-year is primarily due to the acquisition of the carbon dioxide business. Refer to Note 3 to the condensed consolidated financial statements for additional information.
Europe segment operating profit increased by $9 million, or 14% in the third quarter and $14 million, or 7% for the nine-month period as compared to the prior year. For the quarter and nine-month period, the increase in operating profit was primarily due to cost reduction actions, acquisitions and higher pricing.
South America

	Quarter Ended September 30,			Nine Months Ended September 30,
	2016	2015	Variance	2016	2015	Variance
Sales	$378	$343	10%	$1,047	$1,132	(8)%
Cost of sales, exclusive of depreciation and amortization	225	197		615	637
Gross margin	153	146		432	495
Operating expenses	50	43		142	154
Depreciation and amortization	35	33		97	105
Operating profit	$68	$70	(3)%	$193	$236	(18)%
Margin %	18.0%	20.4%		18.4%	20.8%

	Quarter Ended September 30, 2016 vs. 2015		Nine Months Ended September 30, 2016 vs. 2015
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	2%	(6)%	1%	(3)%
Price	5%	23%	4%	18%
Cost pass-through	1%	—%	—%	—%
Currency	2%	1%	(13)%	(14)%
Acquisitions/divestitures	—%	—%	—%	—%
Other	—%	(21)%	—%	(19)%
	10%	(3)%	(8)%	(18)%

The following tables provide sales by end-market and distribution method:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change*	% of Sales		% Change*
	2016	2015		2016	2015
Sales by End Markets
Manufacturing	17%	20%	(12)%	18%	21%	(11)%
Metals	33%	28%	25%	30%	28%	12%
Energy	2%	2%	—%	2%	2%	—%
Chemicals	9%	10%	(2)%	9%	9%	—%
Electronics	—%	—%	—%	—%	—%	—%
Healthcare	18%	18%	11%	19%	18%	12%
Food & Beverage	12%	13%	9%	13%	13%	11%
Aerospace	—%	—%	—%	—%	—%	—%
Other	9%	9%	(2)%	9%	9%	(2)%
	100%	100%		100%	100%
 * - Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2016	2015	2016	2015
Sales by Distribution Method
On- Site	33%	27%	30%	27%
Merchant	39%	42%	40%	41%
Packaged Gas	26%	29%	27%	29%
Other	2%	2%	3%	3%
	100%	100%	100%	100%

South America segment sales in the third quarter increased $35 million, or 10%, versus the prior-year quarter. Excluding currency and cost pass-through, sales grew 7% primarily due to higher overall pricing which increased sales by 5% coupled with a 2% increase due to higher volumes primarily attributable to new plant start-ups for metals customers partially offset by weaker sales to the manufacturing end-market. For the nine-month period sales decreased $85 million, or 8%, from 2015. Excluding currency, sales grew 5% due to higher overall pricing and volumes. Volumes in South America were steady as growth to metals (including project contribution), healthcare and food and beverage end-markets were offset by lower sales to manufacturing due to weak industrial production.

Segment operating profit decreased $2 million, or 3%, versus the prior-year quarter and decreased $43 million, or 18%, for the nine-month period year-over-year. Excluding currency translation, operating profit was 4% below the prior-year quarter primarily attributable to higher costs, including inflation, and lower operating profit due to product sales mix, partially offset by higher price. In addition, the current quarter impact includes a benefit from a customer contract settlement. For the nine-month period, operating profit was 4% below the prior year, excluding the effects of negative currency translation, largely for the same reasons discussed above.

Asia

	Quarter Ended September 30,			Nine Months Ended September 30,
	2016	2015	Variance	2016	2015	Variance
Sales	$391	$395	(1)%	$1,160	$1,153	1%
Cost of sales, exclusive of depreciation and amortization	255	247		749	725
Gross margin	136	148		411	428
Operating expenses	23	28		78	84
Depreciation and amortization	45	43		135	129
Operating profit	$68	$77	(12)%	$198	$215	(8)%
Margin %	17.4%	19.5%		17.1%	18.6%

	Quarter Ended September 30, 2016 vs. 2015		Nine Months Ended September 30, 2016 vs. 2015
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	2%	(9)%	5%	(2)%
Price	(1)%	(6)%	(1)%	(6)%
Cost pass-through	1%	—%	1%	—%
Currency	(2)%	(2)%	(4)%	(5)%
Acquisitions/divestitures	(1)%	(3)%	—%	—%
Other	—%	8%	—%	5%
	(1)%	(12)%	1%	(8)%
The following tables provide sales by end-market and distribution method:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change*	% of Sales		% Change*
	2016	2015		2016	2015
Sales by End Markets
Manufacturing	8%	9%	(12)%	9%	9%	(7)%
Metals	29%	29%	5%	29%	30%	4%
Energy	2%	3%	(6)%	3%	3%	(7)%
Chemicals	14%	12%	19%	14%	12%	23%
Electronics	33%	32%	1%	33%	32%	5%
Healthcare	1%	1%	5%	1%	1%	10%
Food & Beverage	3%	2%	6%	2%	2%	10%
Aerospace	—%	—%	—%	—%	—%	—%
Other	10%	12%	(16)%	9%	11%	(8)%
	100%	100%		100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures

	Quarter Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2016	2015	2016	2015
Sales by Distribution Method
On- Site	48%	51%	50%	50%
Merchant	30%	30%	29%	31%
Packaged Gas	14%	13%	14%	12%
Other	8%	6%	7%	7%
	100%	100%	100%	100%

Asia segment sales decreased $4 million, or 1% in the third quarter as compared to the prior year. Currency translation reduced sales by 2% primarily due to the devaluation of the Chinese yuan and Indian Rupee against the U.S. Dollar. Cost pass-through increased sales by 1%. Volume growth of 2% included new plant start-ups in China serving chemical customers, partially offset by customer turnarounds. Pricing was lower than the prior year by 1%. By end-market, sales growth was strongest to the chemicals and metals end-markets. For the nine-month period, sales increased $7 million, or 1%, as compared to the prior year largely for the same reasons discussed above.
Asia segment operating profit decreased $9 million, or 12% in the third quarter as compared to the prior year. Excluding negative currency effects, operating profit decreased by 10%. This decrease was primarily attributable to lower volumes and pricing, partially offset by cost reduction actions. Divestitures decreased operating profit by 3% due to the sale of an ownership interest in a majority-owned joint venture in India. The sale did not result in a gain or loss. In addition, the prior year impact included a benefit from a customer contract settlement. For the nine month period, operating profit decreased $17 million, or 8%, as compared to the prior-year largely for the same reasons discussed above.

Surface Technologies

	Quarter Ended September 30,			Nine Months Ended September 30,
	2016	2015	Variance	2016	2015	Variance
Sales	$150	$147	2%	$447	$457	(2)%
Cost of sales, exclusive of depreciation and amortization	97	95		290	297
Gross margin	53	52		157	160
Operating expenses	17	17		52	51
Depreciation and amortization	10	10		30	31
Operating profit	$26	$25	4%	$75	$78	(4)%
Margin %	17.3%	17.0%		16.8%	17.1%

	Quarter Ended September 30, 2016 vs. 2015		Nine Months Ended September 30, 2016 vs. 2015
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume/Price	3%	7%	(1)%	(8)%
Cost pass-through	(1)%	—%	(1)%	—%
Currency	(1)%	(1)%	(1)%	(1)%
Acquisitions/divestitures	1%	—%	1%	—%
Other	—%	(2)%	—%	5%
	2%	4%	(2)%	(4)%

The following table provides sales by end-market:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change*	% of Sales		% Change*
	2016	2015		2016	2015
Sales by End Markets
Manufacturing	11%	12%	(8)%	11%	12%	(8)%
Metals	9%	8%	17%	9%	8%	15%
Energy	22%	24%	(5)%	23%	25%	(8)%
Chemicals	2%	3%	2%	2%	2%	(5)%
Electronics	1%	1%	—%	1%	1%	—%
Healthcare	—%	—%	—%	—%	—%	—%
Food & Beverage	3%	3%	4%	4%	3%	—%
Aerospace	40%	37%	10%	39%	36%	3%
Other	12%	12%	(9)%	11%	13%	(14)%
	100%	100%		100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures
Surface Technologies segment sales increased $3 million, or 2% in the quarter versus the prior year. Sales increased 3% due to higher volumes and price, and increased 1% due to acquisitions. Higher volumes and price were primarily driven by strong sales to the aerospace end-market. These increases were partially offset by 1% negative translation impacts and 1% lower cost pass-through. Sales decreased $10 million, or 2% for the nine-month period as compared to the prior year. Lower volumes, primarily to the energy and manufacturing end markets, decreased sales by 1%.

Surface Technologies segment operating profit increased $1 million, or 4% in the quarter versus the prior year, increased volumes and price contributed 7%, however was partially offset by 1% negative currency impacts and 2% higher costs year over year. Operating profit decreased $3 million, or 4% for the nine-month period as compared to the prior year due to lower volumes, partially offset by higher pricing and lower costs.

Effective October 1, 2016 Surface Technologies completed the formation of PG Technologies, LLC ("PGT"), a majority-owned joint venture with GE Aviation ("GE") for the development, support and application of specialized coatings tailored for GE's and CFM International’s (a GE joint venture with Safran Aircraft Engines of France) current and future engine models, including the GE9X and LEAP engines. PGT will expand its footprint with a new coatings plant in the southeast United States, which will supplement the services provided to GE.

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
To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2016 Consolidated Sales	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		September 30,	December 31,
Currency		2016	2015	2016	2015
Euro	13%	0.90	0.90	0.89	0.92
Brazilian real	11%	3.53	3.12	3.25	3.90
Canadian dollar	7%	1.32	1.26	1.31	1.38
Chinese yuan	6%	6.58	6.25	6.67	6.49
Mexican peso	5%	18.29	15.54	19.39	17.21
Korean won	4%	1,161	1,121	1,101	1,175
India rupee	3%	67.10	63.54	66.61	66.15
Argentine peso	1%	14.52	8.96	15.31	13.04
British pound	1%	0.72	0.65	0.77	0.68
Norwegian krone	1%	8.40	7.90	7.98	8.84

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Nine Months Ended September 30,
	2016	2015
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (including noncontrolling interest)	$1,119	$1,160
Non-cash charges (credits):
Add: Depreciation and amortization	837	831
Add: Deferred income taxes	(30)	25
Add: Share-based compensation	36	25
Add: Cost reduction program and other charges (a)	93	139
Net income adjusted for non-cash charges	2,055	2,180
Less: Working capital	(59)	(128)
Less: Pension contributions	(8)	(13)
Other	59	(135)
Net cash provided by operating activities	$2,047	$1,904
INVESTING ACTIVITIES
Capital expenditures	(1,056)	(1,154)
Acquisitions, net of cash acquired	(345)	(43)
Divestitures and asset sales	41	245
Net cash used for investing activities	$(1,360)	$(952)
FINANCING ACTIVITIES
Debt increases - net	556	371
Issuances (purchases) of common stock - net	(24)	(630)
Cash dividends - Praxair, Inc. shareholders	(642)	(615)
Excess tax benefit on share-based compensation	—	18
Noncontrolling interest transactions and other	(122)	(44)
Net cash (used for) provided by financing activities	$(232)	$(900)

Effect of exchange rate changes on cash and cash equivalents	$25	$(42)
Cash and cash equivalents, end-of-period	$627	$136

OTHER FINANCIAL DATA (a)
Debt-to-capital ratio	62.0%	66.0%
After-tax return on capital ("ROC")	12.1%	12.5%
Return on Praxair, Inc. shareholder's equity ("ROE")	33.3%	32.5%
Adjusted EBITDA	$2,607	$2,731
Adjusted EBITDA Margin	33.0%	33.4%
Debt-to-adjusted EBITDA	2.6	2.5

(a) Non-GAAP measures. See the "Non-GAAP Financial Measures" section for definitions and reconciliations to reported amounts.
Cash Flow from Operations
Cash provided by operations of $2,047 million for the nine months ended September 30, 2016 increased $143 million, or 8%, versus 2015. The increase was primarily attributable to lower working capital requirements and favorable changes in other long-term assets and liabilities which were partially offset by lower net income adjusted for non-cash charges.

Praxair estimates that total 2016 required contributions to its pension plans will be in the area of $10 million to $15 million, of which $8 million has been made through September 30, 2016. At a minimum, Praxair contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the amount and timing of discretionary contributions from year to year.
Investing
Net cash used for investing of $1,360 million for the nine months ended September 30, 2016 increased $408 million versus 2015 primarily due to higher acquisitions and lower proceeds from divestiture and asset sales, partially offset by lower capital expenditures.
Capital expenditures for the nine months ended September 30, 2016 were $1,056 million, $98 million lower than the prior year. Capital expenditures related primarily to investments in new plant and production equipment for growth and density. Approximately 60% of the capital expenditures were in North America.
Acquisitions for the nine months ended September 30, 2016 were $345 million, primarily due to the acquisition of a European CO2 business and packaged gases businesses in North America and Europe. Acquisitions in the prior-year period of $43 million primarily relate to a packaged gases business in North and South America (see Note 3 to the condensed consolidated financial statements).
For the nine months ended September 30, 2016 divestitures and asset sales were $41 million primarily due to the sale of an ownership interest in a majority-owned joint venture in India. For the nine months ended September 30, 2015 divestitures and asset sales were $245 million, primarily due to the sale of fixed assets under construction to a customer in the North America energy market.
Financing
Cash used by financing activities was $232 million for the nine months ended September 30, 2016. Cash dividends of $642 million were higher than the prior year due to a 5% increase in quarterly dividends per share from $2.145 to $2.25. Net repurchases of common stock decreased $606 million due primarily to fewer treasury share purchases and debt net of increased by $556 million. Noncontrolling interest transactions and other was $122 million for the nine months ended September 30, 2016 and primarily included the acquisition of the remaining 34% of Yara Praxair Holding AS in Scandinavia (see Note 14 to the condensed consolidated financial statements).

In February 2016, Praxair repaid $400 million of 0.75% notes that became due. Also in February 2016, Praxair redeemed $325 million of 5.20% notes due March 2017 resulting in a $16 million charge to interest expense ($10 million after-tax, or $0.04 per diluted share) (see Note 5 to the condensed consolidated financial statements).

In February 2016, Praxair issued €550 million ($615 million as of September 30, 2016) of 1.20% Euro-denominated notes due 2024. In addition, Praxair issued $275 million of 3.20% notes due 2026.

Debt Covenants
Praxair’s $2.5 billion senior unsecured credit facility and long-term debt agreements contain various covenants (refer to Note 11 to the consolidated financial statements of Praxair’s 2015 Annual Report on Form 10-K). The only financial covenant requires Praxair not to exceed a maximum 70% leverage ratio, as defined in the agreements. For purposes of the leverage ratio calculation, consolidated shareholders' equity excludes changes in the cumulative foreign currency translation adjustments after June 30, 2011. At September 30, 2016 and December 31, 2015, the actual leverage ratio calculated in accordance with the agreements was 53% and 53%, respectively.

Other Financial Data

Praxair's debt-to-capital ratio was 62.0% at September 30, 2016 versus 66.0% at September 30, 2015. This decrease was primarily attributable to (i) a reduction in net debt of $129 million; (ii) an increase in equity due to currency translation impacts on the accumulated other comprehensive income (loss) component as well as increases to equity due to earnings net of dividends declared and (iii) a decrease of $158 million in redeemable noncontrolling interests primarily due to the acquisition of a 34% stake in a consolidated joint venture.

After-tax return on capital ("ROC") was 12.1% for the four-quarter trailing period ended September 30, 2016 versus 12.5% for the 2015 period. This decrease is because net operating profit after tax ("NOPAT") has decreased more than capital has decreased, as more fully described throughout the previous MD&A sections.

Return on equity ("ROE") for the four-quarter trailing period ended September 30, 2016 was strong at 33.3% and was 80 basis-points above the prior year.

Adjusted EBITDA decreased $15 million to $891 million for the quarter ended September 30, 2016 and decreased $124 million to $2,607 million for the nine months ended September 30, 2016 versus prior year periods. These decreases in adjusted EBITDA are primarily due to lower adjusted net income versus the prior year primarily due to negative currency translation impacts and lower volumes.

Debt-to-Adjusted EBITDA was 2.6 and 2.5 for the four-quarter trailing period ended September 30, 2016 and 2015, respectively, primarily due to lower adjusted EBITDA.

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
The following are the non-GAAP measures presented in the MD&A:

	September 30,
(Dollar amounts in millions, except per share data)	2016	2015
Debt-to-capital	62.0%	66.0%
After-tax return on capital	12.1%	12.5%
Return on equity	33.3%	32.5%
Adjusted EBITDA for the quarter ended	$891	$906
Adjusted EBITDA for the nine months ended	$2,607	$2,731
Debt-to-adjusted EBITDA	2.6	2.5

	Quarter Ended September 30,		Nine Months Ended September 30,
2016 Adjusted amounts:*	2016	2015	2016	2015
Operating profit	$597	$620	$1,739	$1,869
Operating margin	22.0%	23.1%	22.0%	22.8%
EBITDA	$891	$906	$2,607	$2,731
EBITDA margin	32.8%	33.7%	33.0%	33.4%
Interest expense - net	$43	$35	$136	$119
Effective tax rate	26.9%	28.0%	27.1%	28.0%
Net income - Praxair, Inc.	$405	$419	$1,170	$1,255
Diluted earnings per share	$1.41	$1.46	$4.07	$4.33
* See the Non-GAAP reconciliations that follow for additional details relating to the Non-GAAP adjustments.

Debt-to-Capital Ratio
The debt-to-capital ratio is a measure used by investors, financial analysts and management to provide a measure of financial leverage and insights into how the company is financing its operations.

	Nine Months Ended September 30,
	2016	2015
(Dollar amounts in millions)
Debt	$9,842	$9,480
Less: cash and cash equivalents	(627)	(136)
Net debt	9,215	9,344
Equity and redeemable noncontrolling interests
Redeemable noncontrolling interests	11	169
Praxair, Inc. shareholders’ equity	5,245	4,264
Noncontrolling interests	393	380
Total equity and redeemable noncontrolling interests	5,649	4,813
Capital	$14,864	$14,157
DEBT-TO-CAPITAL RATIO	62.0%	66.0%
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

	2016			2015
	Four Quarter Trailing	Nine Months Ended	Three Months Ended	Four Quarter Trailing	Nine Months Ended	Three Months Ended
		September 30, 2016	December 31, 2015		September 30, 2015	December 31, 2014
(Dollar amounts in millions)
Adjusted operating profit (see below)	$2,363	$1,739	$624	$2,532	$1,869	$663
Less: adjusted income taxes (see below)	(597)	(434)	(163)	(651)	(490)	(161)
Less: tax benefit on interest expense*	(50)	(38)	(12)	(45)	(33)	(12)
Add: equity income	43	31	12	43	31	12
Net operating profit after-tax (NOPAT)	$1,759	$1,298	$461	$1,879	$1,377	$502
Capital:
September 30th	$14,864			$14,157
June 30th	$14,948			$14,696
March 31st	$14,607			$14,806
December 31st, 2015 & 2014	$13,990			$15,285
September 30th, 2015 & 2014	$14,157			$16,052
Five-quarter average	$14,513			$14,999
AFTER-TAX ROC	12.1%			12.5%

*	Tax benefit on interest expense is computed using the effective rate.

Return on Praxair, Inc. Shareholders’ Equity (ROE)
Return on Praxair, Inc. shareholders’ equity is a measure used by investors, financial analysts and management to evaluate operating performance from a Praxair shareholder perspective. ROE measures the net income attributable to Praxair, Inc. that the company was able to generate with the money shareholders have invested.

	2016			2015
	Four Quarter Trailing	Nine Months Ended	Three Months Ended	Four Quarter Trailing	Nine Months Ended	Three Months Ended
		September 30, 2016	December 31, 2015		September 30, 2015	December 31, 2014
(Dollar amounts in millions)
Adjusted Net income - Praxair, Inc. (see below)	$1,592	$1,170	$422	$1,715	$1,255	$460
Praxair, Inc. shareholders’ equity
September 30th	$5,245			$4,264
June 30th	$5,140			$4,964
March 31st	$4,888			$5,018
December 31st, 2015 & 2014	$4,389			$5,623
September 30th, 2015 & 2014	$4,264			$6,552
Five-quarter average	$4,785			$5,284
ROE	33.3%			32.5%

Adjusted EBITDA, Adjusted EBITDA Margin and Debt-to-Adjusted EBITDA Ratio
These measures are used by investors, financial analysts and management to assess a company’s profitability.

	Quarter Ended September 30,
	2016	2015
(Dollar amounts in millions)
Adjusted net income - Praxair, Inc. (see below)	$405	$419
Add: noncontrolling interest	10	12
Add: interest expense - net	43	35
Add: adjusted income taxes (see below)	149	164
Add: depreciation and amortization	284	276
Adjusted EBITDA	$891	$906

Reported Sales	$2,716	$2,686
Adjusted EBITDA Margin	32.8%	33.7%

	2016			2015
	Four Quarter Trailing	Nine Months Ended	Three Months Ended	Four Quarter Trailing	Nine Months Ended	Three Months Ended
		September 30, 2016	December 31, 2015		September 30, 2015	December 31, 2014
(Dollar amounts in millions)
Adjusted net income - Praxair, Inc. (see below)	$1,592	$1,170	$422	$1,715	$1,255	$460
Add: adjusted noncontrolling interest (see below)	39	30	9	47	36	11
Add: adjusted interest expense - net (see below)	178	136	42	162	119	43
Add: adjusted income taxes (see below)	597	434	163	651	490	161
Add: depreciation and amortization	1,112	837	275	1,122	831	291
ADJUSTED EBITDA	$3,518	$2,607	$911	$3,697	$2,731	$966

Reported Sales		7,890			8,181
Adjusted EBITDA Margin		33.0%			33.4%

Net Debt:
September 30th	$9,215			$9,344
June 30th	$9,389			$9,177
March 31st	$9,183			$9,243
December 31st, 2015 & 2014	$9,084			$9,099
September 30th, 2015 & 2014	$9,344			$8,922
Five-quarter average	$9,243			$9,157
DEBT-TO-ADJUSTED EBITDA RATIO	2.6			2.5

Adjusted Amounts
The adjusted amounts for 2016 exclude the third quarter cost reduction program and other charges, the third quarter pension settlement charge, and the first quarter bond redemption charge. See Notes 2 and 5 to the condensed consolidated financial statements. Adjusted amounts for 2015 exclude the impact of the second and third quarter cost reduction program and other charges and the third quarter pension settlement charge. Adjusted amounts for 2014 exclude the impact of the fourth quarter pension settlement, bond redemption, and Venezuela currency devaluation. The company does not believe these items are indicative of on-going business trends and, accordingly, the impact is excluded from the reported amounts so that investors can better evaluate and analyze historical and future business trends on a consistent basis. For a description of these items, refer to Notes 2, 5 & 11 to the consolidated financial statements of Praxair’s 2015 Annual Report on Form 10-K.
Certain amounts for 2015 and 2014 have been included for reference purposes and to facilitate the calculations contained herein.

	Quarter Ended September 30,		Nine Months Ended September 30,		Quarter Ended December 31,
(Dollar amounts in millions, except per share data)	2016	2015	2016	2015	2015	2014
Adjusted Operating Profit
Reported operating profit	$497	$594	$1,639	$1,697	$624	$525
Add: Venezuela currency devaluation	—	—	—	—	—	131
Add: Pension settlement charge	4	7	4	7	—	7
Add: Cost reduction program	96	19	96	165	—	—
Total adjustments	100	26	100	172	—	138
Adjusted operating profit	$597	$620	$1,739	$1,869	$624	$663
Reported percent change	(16)%		(3)%		19%
Adjusted percent change	(4)%		(7)%		(6)%
Adjusted Interest Expense
Reported interest expense	$43	$35	$152	$119	$42	$79
Less: Bond redemption	—	—	(16)	—	—	(36)
Total adjustments	—	—	(16)	—	—	(36)
Adjusted interest expense	$43	$35	$136	$119	$42	$43
Adjusted Income Taxes and Effective Tax Rate
Reported income taxes	$120	$156	$399	$449	$163	$145
Add: Bond redemption	—	—	6	—	—	14
Add: Pension settlement charge	1	2	1	2	—	2
Add: Cost reduction program	28	6	28	39	—	—
Total adjustments	29	8	35	41	—	16
Adjusted income taxes	$149	$164	$434	$490	$163	$161

	Quarter Ended September 30,		Nine Months Ended September 30,		Quarter Ended December 31,
(Dollar amounts in millions, except per share data)	2016	2015	2016	2015	2015	2014
Adjusted Effective Tax Rate
Reported income before income taxes and equity investments	$454	$559	$1,487	$1,578	$582	$446
Add: Bond redemption	—	—	16	—	—	36
Add: Pension settlement charge	4	7	4	7	—	7
Add: Venezuela currency devaluation	—	—	—	—	—	131
Add: Cost reduction program	96	19	96	165	—	—
Total adjustments	100	26	116	172	—	174
Adjusted income before income taxes and equity investments	$554	$585	$1,603	$1,750	$582	$620
Reported effective tax rate	26.4%	27.9%	26.8%	28.5%	28.0%	32.5%
Adjusted effective tax rate	26.9%	28.0%	27.1%	28.0%	28.0%	26.0%
Adjusted Noncontrolling Interests
Reported noncontrolling interests	$5	$12	$25	$35	$9	$11
Add: Cost reduction program	5	—	5	1	—	—
Total adjustments	5	—	5	1	—	—
Adjusted Noncontrolling Interests	$10	$12	$30	$36	$9	$11
Adjusted Net Income - Praxair, Inc.
Reported net income - Praxair, Inc.	$339	$401	$1,094	$1,125	$422	$302
Add: Bond redemption	—	—	10	—	—	22
Add: Pension settlement charge	3	5	3	5	—	5
Add: Venezuela currency devaluation	—	—	—	—	—	131
Add: Cost reduction program	63	13	63	125	—	—
Total adjustments	66	18	76	130	—	158
Adjusted net income - Praxair, Inc.	$405	$419	$1,170	$1,255	$422	$460
Reported percent change	(15)%		(3)%		40%
Adjusted percent change	(3)%		(7)%		(8)%

Adjusted Diluted Earnings Per Share
Reported diluted EPS	$1.18	$1.40	$3.80	$3.88
Add: Bond redemption	—	—	0.04	—
Add: Pension settlement charge	0.01	0.02	0.01	0.02
Add: Cost reduction program	0.22	0.04	0.22	0.43
Total adjustments	$0.23	$0.06	$0.27	$0.45
Adjusted diluted EPS	$1.41	$1.46	$4.07	$4.33
Reported percent change	(16)%		(2)%
Adjusted percent change	(3)%		(6)%

Full-Year Diluted EPS Guidance
	Full Year 2016
	Low End	High End
2016 GAAP diluted EPS guidance	$5.17	$5.24
Add: bond redemption charge - Q1	0.04	0.04
Add: cost reduction program and other charges - Q3	0.22	0.22
Add: pension settlement - Q3	0.01	0.01
2016 adjusted diluted EPS guidance	$5.44	$5.51

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended September 30, 2016 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
July 2016	—	$—	—	$1,735
August 2016	—	$—	—	$1,735
September 2016	418	$117.58	418	$1,686
Third Quarter 2016	418	$117.58	418	$1,686

(1)
On January 28, 2014, the Company's board of directors approved the repurchase of $1.5 billion of its common stock ("2014 program") which could take place from time to time on the open market (which could include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions.

(2)
As of September 30, 2016, the Company purchased $1,314 million of its common stock pursuant to the 2014 program, leaving an additional $186 million remaining authorized under the 2014 program. The 2014 program does not have any stated expiration date. In addition, on July 28, 2015, the Company’s board of directors approved the repurchase of $1.5 billion of its common stock (“2015 program”) which could take place from time to time on the open market (which could include the use of 10b5-1 trade plans) or through negotiated transactions, subject to market and business conditions. The 2015 program does not have any stated expiration date. The 2015 program is in addition to the 2014 program.

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

PRAXAIR, INC.

(Registrant)

Date: October 27, 2016	By: /s/ Kelcey E. Hoyt

Kelcey E. Hoyt
Vice President and Controller
(On behalf of the Registrant
and as Chief Accounting Officer)