Form 10-K
period 2016-12-31
PRAXAIR INC
filed 2017-03-01
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
___________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-11037
 ___________________________________
Praxair, Inc.
___________________________________

Praxair, Inc.
10 Riverview Drive	State of incorporation: Delaware
Danbury, Connecticut 06810-5113	IRS identification number: 06-124 9050
Tel. (203) 837-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Registered on:
Common Stock ($0.01 par value)	New York Stock Exchange
1.50% Euro notes due 2020	New York Stock Exchange
1.20% Euro notes due 2024	New York Stock Exchange
1.625% Euro notes due 2025	New York Stock Exchange
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
Large accelerated filer  ☑    Accelerated filer  ☐    Non- accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2016, was approximately $32 billion (based on the closing sale price of the stock on that date as reported on the New York Stock Exchange).
At January 31, 2017, 285,071,181 shares of common stock of Praxair, Inc. were outstanding.
Documents incorporated by reference:
Portions of the Proxy Statement of Praxair, Inc., for its 2017 Annual Meeting of Shareholders, are incorporated in Part III of this report.

PRAXAIR, INC.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2016

Praxair, Inc. and Subsidiaries
PART I
ITEM 1.     BUSINESS
General
Praxair, Inc. (Praxair or the company) was founded in 1907 and became an independent publicly traded company in 1992. Praxair was the first company in the United States to produce oxygen from air using a cryogenic process and continues to be a technological innovator in the industrial gases industry.
Praxair is a leading industrial gas company in North and South America and one of the largest worldwide. Praxair’s primary products in its industrial gases business are atmospheric gases (oxygen, nitrogen, argon, rare gases) and process gases (carbon dioxide, helium, hydrogen, electronic gases, specialty gases, acetylene). The company also designs, engineers, and builds equipment that produces industrial gases primarily for internal use. The company’s surface technologies segment, operated through Praxair Surface Technologies, Inc., supplies wear-resistant and high-temperature corrosion-resistant metallic and ceramic coatings and powders. Praxair’s sales were $10,534 million, $10,776 million, and $12,273 million for 2016, 2015, and 2014, respectively. Refer to Item 7, Management's Discussion and Analysis, for a discussion of consolidated sales and Note 18 to the consolidated financial statements for additional information related to Praxair’s reportable segments.
Praxair serves a diverse group of industries including healthcare, petroleum refining, manufacturing, food, beverage carbonation, fiber-optics, steel making, aerospace, chemicals and water treatment. In 2016, 94% of sales were generated in four geographic segments (North America, Europe, South America and Asia) primarily from the sale of industrial gases, with the balance generated from the surface technologies segment. Praxair provides a competitive advantage to its customers by continuously developing new products and applications, which allow them to improve their productivity, energy efficiency and environmental performance.
Industrial Gases Products and Manufacturing Processes
Atmospheric gases are the highest volume products produced by Praxair. Using air as its raw material, Praxair produces oxygen, nitrogen and argon through several air separation processes of which cryogenic air separation is the most prevalent. Rare gases, such as krypton, neon and xenon, are also produced through cryogenic air separation. As a pioneer in the industrial gases industry, Praxair is a leader in developing a wide range of proprietary and patented applications and supply systems technology. Praxair also led the development and commercialization of non-cryogenic air separation technologies for the production of industrial gases. These technologies open important new markets and optimize production capacity for the company by lowering the cost of supplying industrial gases. These technologies include proprietary vacuum pressure swing adsorption (“VPSA”) and membrane separation to produce gaseous oxygen and nitrogen, respectively. Praxair also manufactures precious metal and ceramic sputtering targets used primarily in the production of semiconductors.
Process gases, including carbon dioxide, hydrogen, carbon monoxide, helium, specialty gases and acetylene are produced by methods other than air separation. Most carbon dioxide is purchased from by-product sources, including chemical plants, refineries and industrial processes or is recovered from carbon dioxide wells. Carbon dioxide is processed in Praxair’s plants to produce commercial and food-grade carbon dioxide. Hydrogen and carbon monoxide can be produced by either steam methane reforming or auto-thermal reforming of natural gas or other feed streams such as naphtha. Hydrogen is also produced by purifying by-product sources obtained from the chemical and petrochemical industries. Most of the helium sold by Praxair is sourced from certain helium-rich natural gas streams in the United States, with additional supplies being acquired from outside the United States. Acetylene is primarily sourced as a chemical by-product, but may also be produced from calcium carbide and water.
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
International – Praxair is a global enterprise with approximately 56% of its 2016 sales outside of the United States. It conducts industrial gases business through consolidated companies in Argentina, Bahrain, Belgium, Bolivia, Brazil, Canada, Chile, China, Colombia, Costa Rica, Denmark, Dominican Republic, France, Germany, Ghana, India, Ireland, Italy, Japan, Mexico, the Netherlands, Norway, Panama, Paraguay, Peru, Portugal, Puerto Rico, Russia, South Korea, Spain, Sweden, Taiwan, Thailand, United Arab Emirates, the United Kingdom, and Uruguay. Societa Italiana Acetilene & Derivati S.p.A. ("S.I.A.D."), an Italian company accounted for as an equity company, also has established positions in Austria, Bosnia, Bulgaria, Croatia, the Czech Republic, Hungary, Romania, Russia, Serbia, Slovakia, Slovenia and Ukraine. Refrigeration and Oxygen Company Limited ("ROC"), a Middle Eastern company accounted for as an equity company, has operations in the United Arab Emirates, Kuwait and Qatar. Praxair’s surface technologies segment has operations in Brazil, Canada, China, France, Germany, India, Italy, Japan, Singapore, South Korea and the United Kingdom.
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
Research and Development – Praxair’s research and development is directed toward developing new and improved methods for the production and distribution of industrial gases and the development of new markets and applications for these gases. This results in the development of new advanced air separation and hydrogen process technologies and the frequent introduction of new industrial gas applications. Research and development for industrial gases is principally conducted at Tonawanda, New York and Burr Ridge, Illinois.

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
Major competitors in the industrial gases industry both in the United States and worldwide include Air Products and Chemicals, Inc., L’Air Liquide S.A., and Linde AG. Principal competitors for the surface technologies business are Chromalloy Gas Turbine LLC, a subsidiary of Sequa Corporation, Bodycote, PLC, and OC Oerlikon Corp AG. There are other industrial gas and surface coating competitors that compete on a local geography basis.
Employees and Labor Relations – As of December 31, 2016, Praxair had 26,498 employees worldwide. Of this number, 10,182 are employed in the United States. Praxair has collective bargaining agreements with unions at numerous locations throughout the world, which expire at various dates. Praxair considers relations with its employees to be good.
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
Stephen F. Angel, 61, is Chief Executive Officer of Praxair, Inc. since January 1, 2007, and Chairman since May 1, 2007. Before becoming the Chief Executive Officer, Mr. Angel served as President and Chief Operating Officer from March to December 2006, and as Executive Vice President from 2001 to March 2006. Prior to joining Praxair in 2001, Mr. Angel spent 22 years in a variety of management positions with General Electric. Mr. Angel is a director of PPG Industries, Inc. where he serves on the Officers-Directors Compensation Committee, and is the Chairman of the Technology and Environment Committee. He is also a member of the executive committee of The Business Council, co-chairs the U.S. - Brazil CEO Forum, a member of the Board of the U.S. - China Business Council and its Nominating Committee.
Guillermo Bichara, 42, was appointed Vice President, General Counsel and Corporate Secretary of Praxair, Inc. effective January 1, 2015. Prior to this, from 2013-2014, he was Associate General Counsel and Assistant Secretary. From 2011-2013, Mr. Bichara served as Associate General Counsel with responsibility for Praxair Europe, Praxair Mexico and corporate transactions. He was Vice President and General Counsel of Praxair Asia from 2007-2011, and joined Praxair in 2006 as director of legal affairs at Praxair Mexico. Prior to joining Praxair, Mr. Bichara served as corporate counsel at

CEMEX, Mexico's global leader in the building materials industry, and was a foreign associate and counsel, respectively, at the law firms of Skadden, Arps, Slate, Meagher & Flom and White & Case.
Kelcey E. Hoyt, 47, was named Vice President and Controller effective August 1, 2016. Prior to becoming Controller, she served as Praxair’s Director of Investor Relations since 2010. She joined Praxair in 2002 and served as Director of Corporate Accounting and SEC Reporting through 2008, and later served as Controller for various divisions within Praxair’s North American Industrial Gas business. Previously, she had five years of experience in audit at KPMG, LLP. She is a certified public accountant.

Eduardo F. Menezes, 53, was promoted to Executive Vice President from Senior Vice President effective March 1, 2012. He oversees Praxair’s businesses in Asia, Europe, Mexico, and South America. From 2010 to March 2011, he was a Vice President of Praxair with responsibility for the North American Industrial Gases business. From 2007 to 2010, he was President of Praxair Europe. He served as Managing Director of Praxair’s business in Mexico from 2004 to 2007, as Vice President and General Manager for Praxair Distribution, Inc. from 2003 to 2004 and as Vice President, U.S. West Region, for North American Industrial Gases, from 2000 to 2003.
Anne K. Roby, age 52, was named Senior Vice President on January 1, 2014, responsible for Global Supply Systems, R&D, Global Market Development, Global Operations Excellence, Global Procurement, Sustainability and Safety, Health and Environment. From 2011-2013, she served as President of Praxair Asia, responsible for Praxair’s industrial gases business in China, India, South Korea and Thailand as well as the electronics market globally. In 2010, Dr. Roby became President of Praxair Electronics, after having served as Vice President, Global Sales, for Praxair from 2009-2010. Prior to this, she was Vice President of the U.S. South Region from 2006-2009. Dr. Roby joined Praxair in 1991 as a development associate in the Company’s R&D organization and was promoted to other positions of increasing responsibility.
Scott E. Telesz, 49, was promoted to Executive Vice President from Senior Vice President, effective March 1, 2012. He is responsible for Praxair’s U.S. atmospheric gases businesses, and it’s business in Canada, Praxair Distribution, Praxair Surface Technologies, and Helium-Rare Gases. Before joining Praxair in 2010, he was a Vice President from 2007 to 2010 of SABIC Innovative Plastics, a major division of Riyadh-based Saudi Basic Industries Corporation, a global manufacturer of chemicals, fertilizers, plastics and metals. From 1998 to 2007, he held a variety of general management positions with General Electric, and from 1989 to 1998, Mr. Telesz held several positions, including Engagement Manager, in the United States and Australia, with McKinsey & Company.

Matthew J. White, 44, was appointed Senior Vice President and Chief Financial Officer effective January 1, 2014. Prior to this, Mr. White was President of Praxair Canada from 2011-2014. Mr. White joined Praxair in 2004 as finance director of Praxair’s largest business unit, North American Industrial Gases. In 2008, he became Vice President and Controller of Praxair, then was named Vice President and Treasurer in 2010. Before joining Praxair, Mr. White was vice president, finance, at Fisher Scientific and before that he held various financial positions, including group controller, at GenTek, a manufacturing and performance chemicals company.

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
Praxair serves a diverse group of industries across more than 50 countries which generally leads to financial stability through various business cycles. However, a broad decline in general economic or business conditions in the industries served by its customers could adversely affect the demand for Praxair’s products and impair the ability of our customers to satisfy their obligations to the company, resulting in uncollected receivables and/or unanticipated contract terminations or project delays. In addition, many of the company’s customers are in businesses that are cyclical in nature, such as the chemicals, electronics, metals and energy industries. Downturns in these industries may adversely impact the company during these cycles. Additionally, such conditions could impact the utilization of the company’s manufacturing capacity which may require the company to recognize impairment losses on tangible assets such as property, plant and equipment as well as intangible assets such as goodwill, customer relationships or intellectual property.
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
For carbon dioxide, carbon monoxide, helium, hydrogen, specialty gases and surface technologies, raw materials are largely purchased from outside sources. Where feasible, Praxair sources several of these raw materials, including carbon dioxide, hydrogen and calcium carbide, as chemical or industrial byproducts. In addition, Praxair has contracts or commitments for, or readily available sources of, most of these raw materials; however, their long-term availability and prices are subject to market conditions. A disruption in supply of such raw materials could impact the company’s ability to meet contractual supply commitments.
International Events and Circumstances – The company’s international operations are subject to the risks of doing business abroad and international events and circumstances may adversely impact its business, financial condition or results of operations.
Praxair has substantial international operations which are subject to risks including devaluations in currency exchange rates, transportation delays and interruptions, political and economic instability and disruptions, restrictions on the transfer of funds, the imposition of duties and tariffs, import and export controls, changes in governmental policies, labor unrest, possible nationalization and/or expropriation of assets, domestic and international tax laws and compliance with governmental regulations. These events could have an adverse effect on international operations in the future by reducing the demand for its products, decreasing the prices at which it can sell its products, reducing the U.S. dollar value of revenue from international operations or otherwise having an adverse effect on its business.
The United Kingdom’s planned exit from the European Union has caused volatility in currency exchange rates as well as increased economic uncertainty. These factors could adversely affect our business and financial results primarily in Europe.
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
The occurrence of catastrophic events or natural disasters such as extreme weather, including hurricanes and floods; health epidemics; acts of war or terrorism; could disrupt or delay the company’s ability to produce and distribute its products to customers and could potentially expose the company to third-party liability claims. In addition, such events could impact the company’s customers and suppliers resulting in temporary or long-term outages and/or the limitation of supply of energy and other raw materials used in normal business operations. To mitigate these risks, Praxair evaluates the direct and indirect business risks through business impact analysis and conducts regular reviews of these business risks with management. Subsequently, Praxair establishes policies and sets priorities; consults with vendors, insurance providers and industry experts; and makes investments in facilities with suitably resilient design and technology, in order to reduce such impact to the business. Despite these steps, however, these situations are outside the company’s control and may have a significant adverse impact on the company’s financial results.

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
Intended potential business combination with Linde - Risks in connection with the potential business combination may adversely impact Praxair’s business, financial condition and results of operations.
On December 20, 2016, Praxair and Linde AG (Linde) jointly issued a press release announcing that Praxair and Linde intend to combine in a merger of equals under a new holding company through an all-stock transaction (the business combination) and signed a non-binding term sheet. The potential business combination with Linde involves certain risks, which may adversely impact Praxair’s business, financial condition and results of operations, and the combined company may not realize all of the anticipated benefits of the intended potential business combination if and when the combination is completed. Risks in connection with the proposed business combination, which may result in significant costs and delays, include:

•
the expected timing and likelihood of the entry into or the completion of the proposed business combination, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the proposed business combination that could reduce anticipated benefits or cause the parties not to enter into, or to abandon the transaction;

•
if and when the parties enter into the proposed business combination agreement, the occurrence of any event, change or other circumstances that could give rise to the termination of the proposed business combination agreement;

•	the ability to successfully complete the proposed business combination and the exchange offer, including regulatory or other limitations imposed as a result of the proposed business combination;

•	the success of the combined company’s business following the proposed business combination, including the ability to successfully integrate the Praxair and Linde businesses;

•	the possibility that Praxair stockholders may not approve the proposed business combination agreement or that the requisite number of Linde shares may not be tendered in the public offer;

•	the risk that the parties may not be able to satisfy the conditions to closing of the proposed business combination in a timely manner or at all;

•
the risk that the announcement or consummation of the proposed business combination could have adverse effects on the market price of Linde’s or Praxair’s common stock or the ability of Linde and Praxair to retain customers, retain or hire key personnel, maintain relationships with their respective suppliers and customers, and on their operating results and businesses generally;

•	the risk that the combined company may be unable to achieve expected synergies or that it may take longer or be more costly than expected to achieve those synergies.

ITEM 1B.     UNRESOLVED STAFF COMMENTS
Praxair has received no written SEC staff comments regarding any of its Exchange Act reports which remain unresolved.
ITEM 2.     PROPERTIES
Praxair’s worldwide headquarters are located in owned office space in Danbury, Connecticut. Other principal administrative offices are owned in Tonawanda, New York, and leased in Rio de Janeiro, Brazil; Shanghai, China and Madrid, Spain.
Praxair designs, engineers, manufactures and operates facilities that produce and distribute industrial gases. These industrial gas production facilities and certain components are designed and/or manufactured at its facilities in Tonawanda, New York; Houston, Texas; Rio de Janeiro, Brazil; and Shanghai, China. Praxair’s Italian equity affiliate, S.I.A.D., also has such capacity.
Due to the nature of Praxair’s industrial gas products, it is generally uneconomical to transport them distances greater than a few hundred miles from the production facility. As a result, Praxair operates a significant number of production facilities spread globally throughout a number of geographic regions.
The following is a description of production facilities for Praxair by segment. No significant portion of these assets was leased at December 31, 2016. Generally, these facilities are fully utilized and are sufficient to meet our manufacturing needs.
North America
The North America segment operates production facilities in the U.S., Canada and Mexico, approximately 255 of which are cryogenic air separation plants, hydrogen plants and carbon dioxide plants. There are five major pipeline complexes in North America located in Northern Indiana, Houston, along the Gulf Coast of Texas, Detroit and Louisiana. Also located throughout North America are noncryogenic air separation plants, packaged gas facilities, specialty gas plants, helium plants and other smaller plant facilities.
Europe
The Europe segment has production facilities primarily in Italy, Spain, Germany, the Benelux region, the United Kingdom, Scandinavia and Russia which include approximately 70 cryogenic air separation plants and carbon dioxide plants. There are three major pipeline complexes in Europe located in Northern Spain and the Rhine and Saar regions of Germany. These pipeline complexes are primarily supplied by cryogenic air separation plants. Also located throughout Europe are noncryogenic air separation plants, packaged gas facilities and other smaller plant facilities.
South America
The South America segment operates more than 60 cryogenic air separation plants and carbon dioxide plants, primarily located in Brazil. Many of these plants support a major pipeline complex in Southern Brazil. Also located throughout South America are packaged gas facilities and other smaller plant facilities.
Asia
The Asia segment has production facilities located primarily in China, Korea, India and Thailand, approximately 60 of which are cryogenic air separation plants and carbon dioxide plants. Also located throughout Asia are noncryogenic air separation plants, hydrogen, packaged gas and other production facilities.
Surface Technologies
The Surface Technologies segment provides coating services and manufactures coating equipment at approximately 45 sites. The majority of these sites are located in the United States and Europe, with smaller operations in Asia, and Brazil.
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
The principal market for the company’s common stock (ticker symbol: PX) is the New York Stock Exchange ("NYSE"). At December 31, 2016 there were 11,928 shareholders of record.
NYSE quarterly stock price and dividend information

Market Price	Trading High	Trading Low	Close	Dividend Per Share
2016
First Quarter	$115.32	$95.60	$114.45	$0.75
Second Quarter	$120.04	$106.31	$112.39	$0.75
Third Quarter	$125.00	$110.12	$120.83	$0.75
Fourth Quarter	$124.48	$114.43	$117.19	$0.75
2015
First Quarter	$130.38	$119.69	$120.74	$0.715
Second Quarter	$124.99	$117.19	$119.55	$0.715
Third Quarter	$120.51	$98.55	$101.86	$0.715
Fourth Quarter	$118.58	$99.59	$102.40	$0.715
Praxair’s annual dividend on its common stock for 2016 was $3.00 per share. On January 26, 2017, Praxair’s Board of Directors declared a dividend of $0.7875 per share for the first quarter of 2017, or $3.15 per share annualized, which may be changed as Praxair’s earnings and business prospects warrant. The declaration of dividends is a business decision made by the Board of Directors based on Praxair’s earnings and financial condition and other factors the Board of Directors considers relevant.
Purchases of Equity Securities – Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the three months ended December 31, 2016 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
October 2016	25	$117.44	25	$1,683
November 2016	369	$116.23	369	$1,640
December 2016	506	$117.36	506	$1,581
Fourth Quarter 2016	900	$116.90	900	$1,581

________________________

(1)
On January 28, 2014, the Company’s board of directors approved the repurchase of $1.5 billion of its common stock ("2014 program") which could take place from time to time on the open market (which could include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions.

(2)
As of December 31, 2016, the Company had purchased $1,419 million of its common stock pursuant to the 2014 program, leaving an additional $81 million remaining authorized under the 2014 program. The 2014 program does not have any stated expiration date. In addition, on July 28, 2015, the Company's board of directors approved the repurchase of $1.5 billion of its common stock ("2015 program") which could take place from time to time on the open market (which could include the use of 10b5-1 trade plans) or through negotiated transactions, subject to market and business conditions. The 2015 program does not have any stated expiration date. The 2015 program is in addition to the 2014 program.

Peer Performance Table – The graph below compares the most recent five-year cumulative returns of Praxair’s common stock with those of the Standard & Poor’s 500 Index ("SPX") and the S5 Materials Index ("S5MATR") which covers 30 companies, including Praxair. The figures assume an initial investment of $100 on December 31, 2011 and that all dividends have been reinvested.

	2011	2012	2013	2014	2015	2016
PX	$100	$105	$127	$130	$105	$124
SPX	$100	$116	$153	$175	$176	$197
S5MATR	$100	$115	$145	$155	$143	$167

ITEM 6.      SELECTED FINANCIAL DATA
FIVE-YEAR FINANCIAL SUMMARY
(Dollar amounts in millions, except per share data)

Year Ended December 31,	2016(a)	2015(a)	2014(a)	2013(a)	2012(a)
From the Consolidated Statements of Income
Sales	$10,534	$10,776	$12,273	$11,925	$11,224
Cost of sales, exclusive of depreciation and amortization	5,860	5,960	6,962	6,744	6,396
Selling, general and administrative	1,145	1,152	1,308	1,349	1,270
Depreciation and amortization	1,122	1,106	1,170	1,109	1,001
Research and development	92	93	96	98	98
Cost reduction program and other charges – net	100	172	138	32	65
Other income (expenses) – net	23	28	9	32	43
Operating profit	2,238	2,321	2,608	2,625	2,437
Interest expense – net	190	161	213	178	141
Income before income taxes and equity investments	2,048	2,160	2,395	2,447	2,296
Income taxes	551	612	691	649	586
Income before equity investments	1,497	1,548	1,704	1,798	1,710
Income from equity investments	41	43	42	38	34
Net income (including noncontrolling interests)	1,538	1,591	1,746	1,836	1,744
Noncontrolling interests	(38)	(44)	(52)	(81)	(52)
Net income – Praxair, Inc.	$1,500	$1,547	$1,694	$1,755	$1,692
Per Share Data – Praxair, Inc. Shareholders
Basic earnings per share	$5.25	$5.39	$5.79	$5.94	$5.67
Diluted earnings per share	$5.21	$5.35	$5.73	$5.87	$5.61
Cash dividends per share	$3.00	$2.86	$2.60	$2.40	$2.20
Weighted Average Shares Outstanding (000’s)
Basic shares outstanding	285,677	287,005	292,494	295,523	298,316
Diluted shares outstanding	287,757	289,055	295,608	298,965	301,845
Other Information and Ratios
Total assets	$19,332	$18,319	$19,769	$20,223	$18,062
Total debt	$9,515	$9,231	$9,225	$8,779	$7,334
Net debt (b)	$8,991	$9,084	$9,099	$8,641	$7,177
Cash flow from operations (c)	$2,773	$2,695	$2,887	$2,936	$2,774
Net cash used for investing activities	$(1,770)	$(1,303)	$(1,803)	$(3,237)	$(2,378)
Net cash used for financing activities (c)	$(643)	$(1,310)	$(1,027)	$309	$(325)
Adjusted EBITDA (b)	$3,501	$3,642	$3,958	$3,804	$3,537
Capital expenditures	$1,465	$1,541	$1,689	$2,020	$2,180
Acquisitions, net of cash acquired	$363	$82	$206	$1,323	$280
After-tax return on capital (b)	12.0%	12.6%	12.7%	12.8%	13.9%
Return on equity (b)	31.9%	34.6%	28.7%	28.6%	28.9%
Debt-to-capital ratio (b)	62.3%	64.9%	59.5%	54.2%	51.8%
Debt-to-adjusted EBITDA (b)	2.6	2.5	2.3	2.2	1.9
Shares outstanding (000’s)	284,901	284,879	289,262	294,134	296,229
Number of employees	26,498	26,657	27,780	27,560	26,539

________________________

(a)
Amounts for 2016 include: (i) a $16 million charge to interest expense ($10 million after–tax, or $0.04 per diluted share) related to the redemption of the $325 million 5.20% notes due 2017, (ii) a pre–tax pension settlement charge of $4 million ($3 million after–tax, or $0.01 per diluted share) related to lump sum benefit payments made from the U.S. supplemental pension plan, and (iii) pre–tax charges of $96 million ($63 million after–tax and non–controlling interests, or $0.22 per diluted share) primarily related to cost reduction actions.

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
See Notes 2, 5, 11 and 16 to the consolidated financial statements.
(b) Non-GAAP measures. See the “Non-GAAP Financial Measures” section in Item 7 for definitions and reconciliation to reported amounts.

(c)
During 2016, Praxair adopted the FASB's standard for Improvements to Employee Share-Based Payment Accounting. As a result of the standard, withholding tax payments related to stock compensation are required to be presented as financing versus operating cash flows on a retrospective basis (see Note 1 to the consolidated financial statements).

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the company’s financial condition and results of operations should be read together with its consolidated financial statements and notes to the consolidated financial statements included in Item 8 of this Form 10-K.
BUSINESS OVERVIEW
Praxair is a leading industrial gas company in North and South America and one of the largest worldwide. The Company's primary products in its industrial gases business are atmospheric gases (oxygen, nitrogen, argon, rare gases) and process gases (carbon dioxide, helium, hydrogen, electronic gases, specialty gases, acetylene). The company also designs, engineers, and builds equipment that produces industrial gases primarily for internal use. The company’s surface technologies segment supplies wear-resistant and high-temperature corrosion-resistant metallic and ceramic coatings and powders. Praxair Surface Technologies supplies high-performance coatings that protect metal parts from wear, corrosion and high heat. Praxair’s industrial gas operations are managed on a geographical basis and in 2016, 94% of sales were generated in four geographic segments (North America, Europe, South America, and Asia). The surface technologies segment generated the remaining 6% of sales.
Praxair serves a diverse group of industries including healthcare, petroleum refining, manufacturing, food, beverage carbonation, fiber-optics, steel making, aerospace, chemicals and water treatment. The diversity of end-markets creates financial stability for Praxair in varied business cycles.
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

EXECUTIVE SUMMARY – FINANCIAL RESULTS & OUTLOOK
2016 Year in review
Praxair delivered solid results for the full year of 2016 despite continued challenging global macro-economic trends and foreign currency headwinds. Volume growth from food and beverage and healthcare end-markets and new project start-ups largely in Asia, Europe and South America was offset by weaker volumes in North and South America, primarily manufacturing and up-stream energy end-markets. Excluding foreign currency headwinds, sales growth came from higher overall pricing and acquisitions. Operating cash flow was 3% higher than 2015 despite lower net income from currency and base volume headwinds.

•
Sales of $10,534 million were 2% below 2015 sales of $10,776 million. Excluding negative currency impacts which reduced sales by 3%, and lower cost pass-through, sales were 2% above the prior year due to growth from positive price, new project start-ups and acquisitions. These increases were partially offset by lower base volumes primarily in North America due to weaker upstream energy and manufacturing end-markets.

•
Reported operating profit of $2,238 million was 4% below 2015. Adjusted operating profit of $2,338 million was 6% below adjusted operating profit in 2015, and 3% below the prior year excluding negative currency translation. Benefits from project start-ups, acquisitions net of divestitures, higher price, and cost reduction programs were more than offset by the impact of lower base volumes.*

•
Reported net income – Praxair, Inc. of $1,500 million and diluted earnings per share of $5.21 decreased from $1,547 million and $5.35, respectively, in 2015. Adjusted net income – Praxair, Inc. of $1,576 million and adjusted diluted earnings per share of $5.48 were both 6% below 2015 adjusted amounts.*

•
Cash flow from operations was a strong $2,773 million, 26% of sales. Capital expenditures were $1,465 million and acquisitions, net of cash acquired were $363 million primarily for investments in growth and density; dividends paid were $856 million; and net common stock purchases were $89 million.

•	We announced a non-binding agreement in principle to merge with Linde AG.
2017 Outlook

•	Diluted earnings per share are forecasted to be in the range of $5.45 to $5.80. 2017 EPS guidance does not include transaction costs related to the potential Linde merger.

•	Effective tax rate of approximately 28%.

•	Capital expenditures of approximately $1.4 billion.

•
The company’s core business is to build, own, and operate industrial gas plants in order to supply atmospheric and process gases to customers. As such, Praxair believes that its project backlog is one indicator of future sales growth. At December 31, 2016, Praxair’s backlog of 16 large projects under construction was $1.5 billion. This represents the total estimated capital cost of large plants under construction. North America represents about 80 percent of the backlog, with the majority located in the U.S. Gulf Coast. The remaining backlog resides in Asia, Europe, and South America. These plants will supply customers in the energy, chemical, manufacturing, electronics and metals markets.

* A reconciliation of the Adjusted amounts can be found in the "Non-GAAP Financial Measures" section in this MD&A. See Notes 2, 5, 11 and 16 to the consolidated financial statements.
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

CONSOLIDATED RESULTS AND OTHER INFORMATION
The following table provides selected data for 2016, 2015, and 2014:

				Variance
(Dollar amounts in millions, except per share data) Year Ended December 31,	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Reported Amounts:
Sales	$10,534	$10,776	$12,273	(2)%	(12)%
Cost of sales, exclusive of depreciation and amortization	$5,860	$5,960	$6,962	(2)%	(14)%
Gross margin (a)	$4,674	$4,816	$5,311	(3)%	(9)%
As a percent of sales	44.4%	44.7%	43.3%
Selling, general and administrative	$1,145	$1,152	$1,308	(1)%	(12)%
As a percent of sales	10.9%	10.7%	10.7%
Depreciation and amortization	$1,122	$1,106	$1,170	1%	(5)%
Cost reduction program and other charges (b)	$100	$172	$138
Other income (expense) – net	$23	$28	$9
Operating profit	$2,238	$2,321	$2,608	(4)%	(11)%
Operating margin	21.2%	21.5%	21.2%
Interest expense – net	$190	$161	$213	18%	(24)%
Effective tax rate	26.9%	28.3%	28.9%
Income from equity investments	$41	$43	$42	(5)%	2%
Noncontrolling interests	$(38)	$(44)	$(52)	(14)%	(15)%
Net income – Praxair, Inc.	$1,500	$1,547	$1,694	(3)%	(9)%
Diluted earnings per share	$5.21	$5.35	$5.73	(3)%	(7)%
Diluted shares outstanding	287,757	289,055	295,608	—%	(2)%
Number of employees	26,498	26,657	27,780
Adjusted Amounts (c):
Operating profit	$2,338	$2,493	$2,746	(6)%	(9)%
Operating margin	22.2%	23.1%	22.4%
Interest expense – net	$174	$161	$177	8%	(9)%
Effective tax rate	27.1%	28.0%	27.5%
Noncontrolling interests	$(43)	$(45)	$(52)	(4)%	(13)%
Net income – Praxair, Inc.	$1,576	$1,677	$1,852	(6)%	(9)%
Diluted earnings per share	$5.48	$5.80	$6.27	(6)%	(7)%

________________________

(a)	Gross margin excludes depreciation and amortization expense.

(b)	See Note 2 to the consolidated financial statements.

(c)
Adjusted amounts are non-GAAP measures. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A. See Notes 2, 5, 11 and 16 to the consolidated financial statements.

Results of Operations
The following table provides a summary of changes in consolidated sales and adjusted operating profit:

	2016 vs. 2015		2015 vs. 2014
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	—%	(5)%	(2)%	(5)%
Price/Mix	1%	3%	1%	6%
Cost pass-through	(1)%	—%	(2)%	—%
Currency	(3)%	(3)%	(10)%	(10)%
Acquisitions/Divestitures	1%	—%	1%	—%
Other	—%	1%	—%	(2)%
Reported	(2)%	(4)%	(12)%	(11)%
Add: Cost reduction program and other charges and pension settlement	—%	(2)%	—%	2%
Adjusted	(2)%	(6)%	(12)%	(9)%
The following tables provide consolidated sales by end-market and distribution method:

	% of Sales			% Change*
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Sales by End-Markets
Manufacturing	23%	24%	24%	(5)%	(4)%
Metals	17%	17%	17%	4%	(2)%
Energy	12%	13%	14%	(6)%	(2)%
Chemicals	10%	10%	10%	—%	(3)%
Electronics	8%	8%	7%	2%	5%
Healthcare	8%	8%	8%	6%	4%
Food & Beverage	9%	9%	8%	7%	7%
Aerospace	3%	3%	3%	2%	3%
Other	10%	8%	9%	1%	(8)%
	100%	100%	100%

* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	% of Sales
	2016	2015	2014
Sales by Distribution Method
On-Site	29%	29%	29%
Merchant	35%	34%	34%
Packaged Gas	28%	28%	28%
Other	8%	9%	9%
	100%	100%	100%

2016 Compared With 2015

Sales decreased 2% to $10,534 million in 2016 compared to $10,776 million in 2015. The decrease is primarily due to negative currency translation impacts of 3% and lower cost pass-through which reduced sales by 1%. Excluding these impacts, sales increased 2% compared to prior year. Higher pricing, primarily in North and South America, and acquisitions, largely in Europe, each contributed 1% to sales.
Gross margin decreased $142 million, or 3%, versus 2015 primarily due to lower sales. Gross margin as a percentage of sales declined to 44.4% in 2016 from 44.7% in 2015.
Selling, general and administrative ("SG&A") expenses decreased $7 million or 1% in 2016 to $1,145 million, or 10.9% of sales, versus $1,152 million, or 10.7% of sales, for 2015. Currency impacts decreased SG&A by $31 million. Excluding currency impacts, SG&A increased $24 million driven by acquisitions, cost inflation and higher incentive compensation partially offset by benefits from cost reduction programs.
Depreciation and amortization expense increased $16 million versus 2015. This increase was primarily due to plant start ups and acquisitions partially offset by currency effects.
During the year ended December 31, 2016, Praxair recorded charges of $100 million related primarily to a cost reduction program. This program is expected to result in annualized pre-tax expense reductions and cash flows increases of approximately $45 million. During 2015, Praxair recorded charges of $146 million in the second quarter and $26 million in the third quarter also related primarily to a cost reduction program. The 2015 cost reduction actions are expected to result in annualized pre-tax expense reductions and cash flow increases of approximately $80 million. To date, the expected benefits of the 2015 and 2016 cost reduction programs have met expectations, excluding any currency translation impacts (refer to Note 2 to the consolidated financial statements).
Other income (expenses) – net in 2016 was a $23 million benefit versus a $28 million benefit in 2015 (see Note 7 to the consolidated financial statements for a summary of major components). Other income in 2016 is largely related to net gains on asset sales. Other income in 2015 includes a $28 million gain from the sale of a packaged gas business in the United States.
Reported operating profit of $2,238 million in 2016 was $83 million, or 4% lower than reported operating profit of $2,321 million in 2015. 2016 included charges of $96 million related to cost reduction actions and other charges and a $4 million charge related to a pension settlement. 2015 included a $165 million charge related to cost reduction actions and other charges and a $7 million charge related to a pension settlement. Refer to Note 2 of the consolidated financial statements for a further discussion of these items. Excluding the impact of these items, adjusted operating profit of $2,338 million in 2016 was $155 million, or 6% lower than adjusted operating profit of $2,493 million in 2015. Benefits from project start-ups, acquisitions net of divestitures, higher price, and cost reduction programs were more than offset by the impact of lower base volumes. A discussion of operating profit by segment is included in the segment discussion that follows.
Reported interest expense – net in 2016 increased $29 million, versus 2015. 2016 included charges of $16 million relating to the early redemption of notes (see Note 11 to the consolidated financial statements). Excluding this charge, adjusted interest expense increased $13 million largely attributable to higher average interest rates due primarily to extending debt maturities. See Note 7 to the consolidated financial statements for further information relating to interest expense.
The reported effective tax rate ("ETR") for 2016 was 26.9% versus 28.3% in 2015. The ETR for the 2016 period includes a $35 million tax benefit related to a pension settlement, bond redemption and cost reduction program and other charges. The 2015 period includes a $41 million tax benefit related to a pension settlement and cost reduction program and other charges (see Note 2 to the consolidated financial statements). Excluding these impacts, on an adjusted basis the ETR for the 2016 and 2015 periods was 27.1% and 28.0%, respectively. The decrease in the adjusted ETR is primarily due to a $20 million excess tax benefit on share–based compensation resulting from the adoption of a new accounting standard during 2016 (see Note 1 to the consolidated financial statements).
Praxair’s significant equity investments are in the United States, China, Italy, and the Middle East. Equity income decreased $2 million in 2016.
At December 31, 2016, reported noncontrolling interests consisted primarily of noncontrolling shareholders’ investments in Asia (primarily in China), Europe (primarily in Italy), and surface technologies. Noncontrolling interests decreased $6 million to $38 million in 2016 from $44 million in 2015. This decrease was due primarily to the acquisition of the remaining noncontrolling interests in a Scandinavian joint venture (See Note 14 to the consolidated financial statements) and the divestiture of a packaged gas joint venture in the United States in late 2015.

Reported net income - Praxair, Inc. in 2016 was $1,500 million, or $47 million lower than net income - Praxair, Inc. of $1,547 million in 2015. Adjusted net income – Praxair, Inc. of $1,576 million in 2016 was $101 million, or 6% lower than adjusted net income – Praxair, Inc. of $1,677 million in 2015. Adjusted net income - Praxair, Inc. decreased primarily due to lower adjusted operating profit, including negative foreign currency translation impacts.
Reported diluted earnings per share ("EPS") of $5.21 in 2016 decreased $0.14 per diluted share, or 3% from $5.35 in 2015. The decrease included a $0.01 pension settlement charge, a $0.04 bond redemption charge and a $0.22 charge related to the cost reduction actions. Adjusted diluted EPS of $5.48 in 2016 decreased $0.32 per diluted share, or 6%, from adjusted diluted EPS of $5.80 in 2015. The decrease in adjusted diluted EPS was primarily due to lower adjusted net income – Praxair, Inc.
Other comprehensive loss for the year ended December 31, 2016 of $8 million includes favorable currency translation adjustments of $68 million offset by a $76 million unfavorable impact related to a decline in the funded status of Praxair's retirement obligations. The favorable translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements into U.S. dollars, and are largely driven by the weakening of the U.S. dollar against the Brazilian Real and the Canadian dollar. Favorable currency translation adjustments included $303 million in South America and $22 million in Europe offset by unfavorable currency translation adjustments of $139 million in North America and $98 million in Asia. The decline in the funded status of retirement obligations was primarily the result of unfavorable liability experience in the current year as compared with actuarial gains in the prior year offset by a higher actual return on assets. Refer to the Currency section of the MD&A and Notes 7 and 16 to the consolidated financial statements.
The number of employees at December 31, 2016 was 26,498, a decrease of 159 employees from December 31, 2015. This decrease primarily reflects the impact of cost reduction programs implemented during the current year partially offset by acquisitions.

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
Cost reduction and other charges for 2015 are discussed in the previous section. The 2014 charges of $138 million relate primarily to the impacts of a devaluation of the currency in Venezuela (refer to Note 2 to the consolidated financial statements).
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

Climate Change

Praxair operates in jurisdictions that have, or are developing, laws and/or regulations to reduce or mitigate the perceived adverse effects of greenhouse gas ("GHG") emissions and faces a highly uncertain regulatory environment in this area. For example, the U.S. Environmental Protection Agency ("EPA") has promulgated rules requiring reporting of GHG emissions, and Praxair and many of its suppliers and customers are subject to these rules. EPA has also promulgated regulations to restrict GHG emissions, including final rules regulating GHG emissions from light-duty vehicles and certain large manufacturing facilities, many of which are Praxair suppliers or customers. More recently, EPA promulgated carbon dioxide regulations for both new and existing power plants, which require controls on GHG emissions from certain suppliers of power to Praxair’s operations. In addition to these developments in the United States, GHGs are regulated in the European Union under the Emissions Trading System, which has wide implications for our customers and may impact certain operations of Praxair in Europe. There are also requirements for mandatory reporting in Quebec, Canada, which apply to certain Praxair operations and will be used in developing cap-and-trade regulations on GHG emissions. These regulations, as well as similar regulations that have been proposed in Ontario, Canada, are expected to impact certain Praxair facilities in Canada. Climate change and energy efficiency laws and policies are also being widely introduced in jurisdictions throughout South America, Mexico and parts of Asia. China has announced plans to launch a national carbon emissions trading system, though it does not appear the regulations will have a direct impact on GHG emissions from Praxair facilities. Among other impacts, such regulations are expected to raise the costs of energy, which is a significant cost for Praxair. Nevertheless, Praxair's customer contracts routinely provide rights to recover increased electricity, natural gas, and other costs that are incurred by the company as a result of Climate Change regulation.

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

Praxair continuously seeks opportunities to reduce its own energy use and GHG footprint through rigorous energy efficiency, investment in renewable energy, and purchasing hydrogen as a chemical byproduct where feasible. Praxair maintains a range of targets that drive reductions in its energy and in GHG emissions. Progress against theses targets is reported annually to Praxair's Board of Directors.

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

Costs Relating to the Protection of the Environment

Environmental protection costs in 2016 included approximately $10 million in capital expenditures and $25 million of expenses. Praxair anticipates that future annual environmental protection expenditures will be similar to 2016, subject to any significant changes in existing laws and regulations. Based on historical results and current estimates, management does not believe that environmental expenditures will have a material adverse effect on the consolidated financial position, the consolidated results of operations or cash flows in any given year.

Legal Proceedings
See Note 17 to the consolidated financial statements for information concerning legal proceedings.
Retirement Benefits
Pensions
The net periodic benefit cost for the U.S. and International pension plans was $51 million in 2016, $98 million in 2015 and $82 million in 2014. Consolidated net periodic benefit cost included settlement charges of $4 million in 2016 and $7 million in both 2015 and 2014.
The funded status (pension benefit obligation ("PBO") less the fair value of plan assets) for the U.S. plans was a deficit of $559 million as of December 31, 2016 versus a deficit of $483 million at December 31, 2015. The increase in the deficit is primarily due to actuarial losses that arose during the current year, compared with actuarial gains in the prior year, partially offset by lower service and interest costs.
Global pension contributions were $11 million in 2016, $15 million in 2015 and $18 million in 2014. At a minimum, Praxair contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the timing of discretionary contributions from year to year. Estimated required contributions for 2017 are currently expected to be in the range of $10 million to $15 million.
Praxair assumes an expected return on plan assets for 2017 in the United States of 8.00%, which is consistent with the long-term expected return on its investment portfolio.
Excluding the impact of any settlements, 2017 consolidated pension expense is expected to increase by approximately $7 million to $54 million. This fluctuation is primarily driven by higher expected amortization of actuarial losses, with service and interest costs anticipated to remain relatively consistent. Throughout 2015 Praxair measured service and interest costs utilizing a single weighted-average discount rate for each plan derived from the yield curve used to measure the respective plan obligations. For 2016 the Company elected to measure service and interest costs for significant plans by applying the specific spot rates along that yield curve to the plan's expected cash flows ("spot rate approach"). The Company believes the new spot rate approach provides a more precise measurement of service and interest costs by aligning the timing of the plans' expected cash flows to the corresponding spot rates on the yield curve. This change does not affect the measurement of the plans' obligations or the funded status of the plans.
Postretirement Benefits Other Than Pensions ("OPEB")
The net periodic benefit cost for OPEB plans was $5 million in 2016, $8 million in 2015 and $7 million in 2014. The funded status deficit reduced by $4 million from 2015 to 2016 primarily due to lower service and interest costs and the favorable impact of plan amendments.
In 2017, consolidated net periodic benefit costs for the OPEB plans is expected to be approximately $5 million.
Refer to the Critical Accounting Policies section and Note 16 to the consolidated financial statements for a more detailed discussion of the company’s retirement benefits, including a description of the various retirement plans and the assumptions used in the calculation of net periodic benefit cost and funded status.
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
At December 31, 2016 and 2015, the company had recorded a total of $33 million and $32 million, respectively, representing an estimate of the retained liability for the ultimate cost of claims incurred and unpaid as of the balance sheet dates. The estimated liability is established using statistical analysis and is based upon historical experience, actuarial assumptions and professional judgment. These estimates are subject to the effects of trends in loss severity and frequency and are subject to a significant degree of inherent variability. If actual claims differ from the company’s estimates, they will be adjusted at that time and financial results could be impacted.
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

(Dollar amounts in millions) Year Ended December 31,				Variance*
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Sales
North America	$5,592	$5,865	$6,436	(5)%	(9)%
Europe	1,392	1,320	1,546	5%	(15)%
South America	1,399	1,431	1,993	(2)%	(28)%
Asia	1,555	1,551	1,619	—%	(4)%
Surface Technologies	596	609	679	(2)%	(10)%
	$10,534	$10,776	$12,273	(2)%	(12)%
Operating Profit
North America	$1,430	$1,558	$1,580	(8)%	(1)%
Europe	273	250	291	9%	(14)%
South America	257	291	449	(12)%	(35)%
Asia	276	289	303	(4)%	(5)%
Surface Technologies	102	105	123	(3)%	(15)%
Segment operating profit	2,338	2,493	2,746	(6)%	(9)%
Cost reduction program and other charges	(100)	(172)	(138)
Consolidated operating profit	$2,238	$2,321	$2,608
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

North America

(Dollar amounts in millions) Year Ended December 31,				Variance
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014

Sales	$5,592	$5,865	$6,436	(5)%	(9)%
Cost of sales, exclusive of depreciation and amortization	2,872	3,028	3,514
Gross margin	2,720	2,837	2,922
Operating expenses	676	670	731
Depreciation and amortization	614	609	611
Operating profit	$1,430	$1,558	$1,580	(8)%	(1)%
Operating margin	25.6%	26.6%	24.5%

	2016 vs. 2015		2015 vs. 2014
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	(3)%	(6)%	(3)%	(4)%
Price/Mix	1%	3%	1%	3%
Cost pass-through	(1)%	—%	(4)%	—%
Currency	(2)%	(2)%	(3)%	(4)%
Acquisitions/Divestitures	—%	—%	—%	—%
Other	—%	(3)%	—%	4%
	(5)%	(8)%	(9)%	(1)%
The following tables provide sales by end-market and distribution method:

	% of Sales			% Change*
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Sales by End-Markets
Manufacturing	29%	30%	30%	(5)%	(4)%
Metals	12%	11%	12%	(1)%	(11)%
Energy	17%	18%	20%	(6)%	—%
Chemicals	9%	10%	10%	(8)%	(6)%
Electronics	5%	5%	4%	(4)%	15%
Healthcare	7%	7%	7%	2%	4%
Food & Beverage	10%	9%	8%	6%	6%
Aerospace	2%	2%	1%	(1)%	3%
Other	9%	8%	8%	5%	(4)%
	100%	100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	% of Sales
	2016	2015	2014
Sales by Distribution Method
On-Site	28%	28%	30%
Merchant	38%	38%	36%
Packaged Gas	31%	32%	32%
Other	3%	2%	2%
	100%	100%	100%

The North America segment includes Praxair’s industrial gases operations in the United States, Canada and Mexico.
Sales for 2016 decreased $273 million, or 5%, versus 2015. Excluding currency and cost pass–through impacts, sales were 2% below the prior year due to lower volumes, primarily packaged gases, partially offset by higher pricing. By end–market, lower sales primarily to manufacturing and upstream energy customers were partially offset by growth in food and beverage and healthcare.
Operating profit in 2016 decreased $128 million, or 8% from 2015. Currency translation impacts, primarily the devaluation of both the Mexican Peso and the Canadian Dollar against the U.S. Dollar, reduced operating profit by 2%. Excluding currency translation impacts, operating profit decreased 6% driven by lower volumes partially offset by higher pricing. In addition, 2015 included a gain from the sale of a packaged gas business.
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
Operating profit in 2015 decreased $22 million, or 1% from 2014. Currency translation impacts, primarily the devaluation of both the Mexican Peso and the Canadian Dollar against the U.S. Dollar, reduced operating profit by 4%. Operating profit grew 3% excluding currency translation impacts. Higher pricing, productivity and a $28 million gain from the sale of a packaged gas business to an existing equity investment were partially offset by lower volumes. 2014 included a $9 million benefit related to a change in accounting principle for LIFO inventories in the United States.
Europe

(Dollar amounts in millions) Year Ended December 31,				Variance
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014

Sales	$1,392	$1,320	$1,546	5%	(15)%
Cost of sales, exclusive of depreciation and amortization	775	749	868
Gross margin	617	571	678
Operating expenses	189	176	219
Depreciation and amortization	155	145	168
Operating profit	$273	$250	$291	9%	(14)%
Operating margin	19.6%	18.9%	18.8%

	2016 vs. 2015		2015 vs. 2014
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	1%	—%	1%	1%
Price/Mix	—%	1%	1%	3%
Cost pass-through	—%	—%	—%	—%
Currency	(1)%	(1)%	(17)%	(17)%
Acquisitions/Divestitures	5%	3%	—%	—%
Other	—%	6%	—%	(1)%
	5%	9%	(15)%	(14)%
The following tables provide sales by end-market and distribution method:

	% of Sales			% Change*
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Sales by End-Markets
Manufacturing	21%	22%	22%	(2)%	4%
Metals	16%	17%	16%	—%	9%
Energy	5%	6%	7%	(9)%	(17)%
Chemicals	14%	14%	15%	1%	(2)%
Electronics	7%	7%	7%	6%	4%
Healthcare	11%	11%	11%	4%	—%
Food & Beverage	12%	10%	9%	5%	8%
Aerospace	1%	1%	—%	5%	35%
Other	13%	12%	13%	6%	(1)%
	100%	100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	% of Sales
	2016	2015	2014
Sales by Distribution Method
On-Site	19%	20%	19%
Merchant	35%	34%	35%
Packaged Gas	42%	42%	43%
Other	4%	4%	3%
	100%	100%	100%

Praxair’s European industrial gases business operates in Spain, Ireland, Italy, France, Germany, Russia, the United Kingdom, Scandinavia and the Benelux region.
Sales in 2016 increased $72 million, or 5% from 2015 driven primarily by the acquisition of a carbon dioxide business largely serving the food and beverage market. Excluding the impact of acquisitions and unfavorable currency translation impacts, underlying sales increased 1% largely driven by volume growth from new project start–ups. The increase in the percentage of merchant sales year–over–year is primarily due to the acquisition of the carbon dioxide business. Refer to Note 3 to the consolidated financial statements for additional information.
Operating profit in 2016 of $273 million increased 9% from 2015 driven by the acquisition of a carbon dioxide business, higher pricing and cost reduction actions, partially offset by negative currency impacts.

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
Operating profit in 2015 of $250 million decreased 14% from 2014 primarily due to unfavorable currency translation impacts. Excluding currency impacts, operating profit increased 3% as higher pricing and volumes were partially offset by higher costs.
South America

(Dollar amounts in millions) Year Ended December 31,				Variance
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014

Sales	$1,399	$1,431	$1,993	(2)%	(28)%
Cost of sales, exclusive of depreciation and amortization	828	809	1,101
Gross margin	571	622	892
Operating expenses	181	196	266
Depreciation and amortization	133	135	177
Operating profit	$257	$291	$449	(12)%	(35)%
Operating margin	18.4%	20.3%	22.5%

	2016 vs. 2015		2015 vs. 2014
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	2%	(2)%	(4)%	(10)%
Price/Mix	4%	17%	5%	22%
Cost pass-through	—%	—%	1%	—%
Currency	(8)%	(9)%	(30)%	(31)%
Acquisitions/Divestitures	—%	—%	—%	—%
Other	—%	(18)%	—%	(16)%
	(2)%	(12)%	(28)%	(35)%

The following tables provide sales by end-market and distribution method:

	% of Sales			% Change*
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Sales by End-Markets
Manufacturing	18%	21%	21%	(10)%	(3)%
Metals	31%	28%	27%	14%	2%
Energy	2%	2%	2%	16%	6%
Chemicals	9%	9%	9%	1%	1%
Electronics	—%	—%	—%	—%	—%
Healthcare	19%	18%	18%	13%	7%
Food & Beverage	13%	13%	13%	12%	6%
Aerospace	—%	—%	—%	—%	—%
Other	8%	9%	10%	(5)%	(8)%
	100%	100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	% of Sales
	2016	2015	2014
Sales by Distribution Method
On-Site	31%	28%	26%
Merchant	40%	41%	43%
Packaged Gas	27%	29%	29%
Other	2%	2%	2%
	100%	100%	100%
Praxair’s South American industrial gases business operates in Brazil, Argentina, Bolivia, Chile, Colombia, Paraguay, Peru, and Uruguay.
Sales in 2016 decreased $32 million, or 2%, versus 2015. Unfavorable currency translation impacts reduced sales by 8% primarily due to the devaluation of the Brazilian Real and Argentine Peso against the U.S. dollar. Excluding currency, sales grew 6% primarily driven by higher overall pricing which increased sales by 4% and a 2% increase due to higher volumes attributable to new plant start–ups for metals customers partially offset by lower sales to the manufacturing end–market due to weak industrial production.
Operating profit decreased $34 million or 12% versus 2015. Excluding negative currency effects which reduced operating profit by 9%, operating profit decreased 3% as higher pricing was more than offset by higher costs, including inflation.
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
Operating profit in 2015 decreased $158 million or 35% versus 2014 . Excluding negative currency effects which reduced operating profit by 31%, operating profit decreased 4% as higher pricing and cost reduction actions were more than offset by lower volumes and inflationary cost increases.

Asia

(Dollar amounts in millions) Year Ended December 31,				Variance
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014

Sales	$1,555	$1,551	$1,619	—%	(4)%
Cost of sales, exclusive of depreciation and amortization	998	977	1,041
Gross margin	557	574	578
Operating expenses	102	109	105
Depreciation and amortization	179	176	170
Operating profit	$276	$289	$303	(4)%	(5)%
Operating margin	17.7%	18.6%	18.7%

	2016 vs. 2015		2015 vs. 2014
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume / Equipment	5%	2%	(1)%	(4)%
Price/Mix	(1)%	(6)%	—%	1%
Cost pass-through	1%	—%	(2)%	—%
Currency	(4)%	(4)%	(3)%	(4)%
Acquisitions / Divestitures	(1)%	—%	2%	1%
Other	—%	4%	—%	1%
	—%	(4)%	(4)%	(5)%
The following tables provide sales by end-market and distribution method:

	% of Sales			% Change*
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Sales by End-Markets
Manufacturing	9%	9%	10%	(8)%	(10)%
Metals	28%	29%	28%	5%	3%
Energy	3%	3%	3%	(3)%	9%
Chemicals	14%	13%	12%	19%	5%
Electronics	33%	32%	31%	4%	1%
Healthcare	1%	1%	1%	8%	(9)%
Food & Beverage	2%	2%	2%	6%	6%
Aerospace	—%	—%	—%	—%	—%
Other	10%	11%	13%	(2)%	(21)%
	100%	100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	% of Sales
	2016	2015	2014
Sales by Distribution Method
On-Site	50%	50%	51%
Merchant	29%	30%	29%
Packaged Gas	14%	13%	12%
Other	7%	7%	8%
	100%	100%	100%

The Asia segment includes Praxair’s industrial gases operations in China, India, Korea and Thailand, with smaller operations in Taiwan and the Middle East.
Asia segment sales in 2016 were comparable to the prior year. Unfavorable currency translation impacts reduced sales by 4% primarily due to the devaluation of the Chinese yuan and Indian Rupee against the U.S. Dollar. Cost pass–through increased sales by 1%. Excluding these impacts, sales increased 3%. Volume growth of 5% included new plant start–ups and was strongest to the chemicals and metals end-markets. Pricing was lower than the prior year by 1%.
Asia segment operating profit for 2016 decreased $13 million, or 4%, as compared to the prior year. Excluding currency impacts, operating profit was steady with prior year as lower pricing was offset by volume growth and cost reduction actions.
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
Surface Technologies

(Dollar amounts in millions) Year Ended December 31,				Variance
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014

Sales	$596	$609	$679	(2)%	(10)%
Cost of sales, exclusive of depreciation and amortization	388	397	438
Gross margin	208	212	241
Operating expenses	66	66	75
Depreciation and amortization	40	41	43
Operating profit	$102	$105	$123	(3)%	(15)%
Operating margin	17.1%	17.2%	18.1%

	2016 vs. 2015		2015 vs. 2014
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume/Price	(2)%	(8)%	(3)%	(13)%
Cost pass-through	—%	—%	—%	—%
Currency	(1)%	(1)%	(7)%	(6)%
Acquisitions/Divestitures	1%	—%	—%	—%
Other	—%	6%	—%	4%
	(2)%	(3)%	(10)%	(15)%

The following table provides sales by end-market:

	% of Sales			% Change*
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
Sales by End-Markets
Manufacturing	11%	12%	13%	(5)%	(13)%
Metals	9%	8%	8%	11%	(3)%
Energy	23%	25%	28%	(10)%	(12)%
Chemicals	2%	2%	2%	(4)%	6%
Electronics	1%	1%	1%	17%	13%
Healthcare	—%	—%	—%	—%	—%
Food & Beverage	4%	4%	3%	2%	48%
Aerospace	40%	37%	34%	3%	3%
Other	10%	11%	11%	(12)%	(8)%
	100%	100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

Surface Technologies provides high-performance coatings and thermal-spray powders and equipment in the Americas, Europe, and Asia.
Sales decreased $13 million, or 2% versus 2015 primarily due to lower volumes to the energy and manufacturing end–markets partially offset by growth in the aerospace end-market. Unfavorable currency translation impacts reduced sales by 1% while acquisitions increased sales by 1%.
Operating profit decreased $3 million, or 3% versus 2015. Lower volumes partially offset by higher pricing decreased operating profit by 8%, and negative currency translation reduced operating profit by 1%. These impacts were partially offset by productivity gains and savings from cost reduction programs.
During the fourth quarter of 2016, surface technologies completed the formation of PG Technologies, LLC ("PGT"), a majority–owned joint venture with GE Aviation ("GE") for the development, support and application of specialized coatings tailored for GE's and CFM International’s (a GE joint venture with Safran Aircraft Engines of France) current and future engine models, including the GE9X and LEAP engines. PGT will expand its production with a new coatings plant in the southeast United States.

Sales in 2015 decreased $70 million, or 10% versus 2014 primarily due to negative currency impacts of 7%, including a weaker Euro, British pound and Japanese yen versus the U.S. dollar. In addition, lower volumes to the manufacturing and energy end-markets reduced sales by 3%.

Operating profit in 2015 decreased $18 million, or 15% versus 2014. Lower volumes decreased operating profit by 13%, and negative currency translation reduced operating profit by 6%. These impacts were partially offset by higher pricing, productivity gains and savings from cost reduction programs which increased operating profit by 4%.
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
To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percent of 2016 Consolidated Sales	Statements of Income			Balance Sheets
		Average Year Ended December 31,			December 31,
Currency		2016	2015	2014	2016	2015
Brazilian real	11%	3.47	3.28	2.35	3.26	3.90
Euro	10%	0.90	0.90	0.75	0.95	0.92
Canadian dollar	7%	1.32	1.28	1.10	1.34	1.38
Chinese yuan	6%	6.64	6.28	6.16	6.95	6.49
Mexican peso	5%	18.65	15.83	13.30	20.73	17.21
Korean won	4%	1,160	1,130	1,053	1,206	1,175
Indian rupee	3%	67.18	64.11	61.03	67.92	66.15
Argentine peso	1%	14.74	9.22	8.10	15.89	13.04
British pound	1%	0.74	0.65	0.61	0.81	0.68
Norwegian krone	1%	8.39	8.05	6.28	8.64	8.84

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

(Millions of dollars) Year Ended December 31,	2016	2015	2014
Net Cash Provided by (Used for)
Operating Activities
Net Income (including noncontrolling interests)	$1,538	$1,591	$1,746
Non-cash charges (credits):
Add: Cost reduction program and other charges, net of payments (a)	83	121	138
Add: Depreciation and amortization	1,122	1,106	1,170
Add (Less): Deferred income taxes	(13)	99	55
Less: Other non-cash charges	(4)	(49)	(65)
Net Income adjusted for non-cash charges	2,726	2,868	3,044
Less: Pension contributions	(11)	(15)	(18)
Add (Less): Working capital	52	(84)	(129)
Add (Less): Other (c)	6	(74)	(10)
Net cash provided from operating activities (c)	$2,773	$2,695	$2,887
Investing Activities
Capital expenditures	$(1,465)	$(1,541)	$(1,689)
Acquisitions, net of cash acquired	(363)	(82)	(206)
Divestitures and asset sales	58	320	92
Total used for investing	$(1,770)	$(1,303)	$(1,803)
Financing Activities
Debt increases – net	$357	$168	$589
Purchases of common stock – net	(89)	(637)	(759)
Cash dividends – Praxair, Inc. shareholders	(856)	(819)	(759)
Excess tax benefit on stock based compensation	—	19	31
Noncontrolling interest transactions and other (c)	(55)	(41)	(129)
Total provided (used) for financing (c)	$(643)	$(1,310)	$(1,027)

Effect of exchange rate changes on cash	$17	$(61)	$(69)
Cash and cash equivalents	$524	$147	$126

Other Financial Data (b)
Debt-to-capital ratio	62.3%	64.9%	59.5%
After-tax return on capital ("ROC")	12.0%	12.6%	12.7%
Return on Praxair, Inc. shareholder's equity ("ROE")	31.9%	34.6%	28.7%
Adjusted EBITDA	$3,501	$3,642	$3,958
Adjusted EBITDA Margin	33.2%	33.8%	32.2%
Debt-to-Adjusted EBITDA	2.6	2.5	2.3
____________________

(a)	See Note 2 to the consolidated financial statements.

(b)	Non-GAAP measures. See the “Non-GAAP Financial Measures” section for definitions and reconciliations to reported amounts.

(c)
During 2016, Praxair adopted the FASB's Improvements to Employee Share-Based Payment Accounting standard. As a result of the standard, withholding tax payments related to stock compensation are required to be presented as financing versus operating cash flows on a retrospective basis (see Note 1 to the consolidated financial statements).

Cash increased $377 million in 2016 versus 2015. The primary sources of cash in 2016 were cash flows from operations of $2,773 million, proceeds from divestitures and asset sales of $58 million and debt increases net of repayments of $357 million. The significant uses of cash were capital expenditures of $1,465 million, cash dividends to shareholders of $856 million, acquisitions of $363 million and purchases of Praxair common stock net of issuances of $89 million.

Cash Flows From Operations

2016 compared with 2015
Cash flows from operations was $2,773 million, or 26% of sales, an increase of $78 million from $2,695 million, or 25% of sales in 2015. The increase was primarily attributable to lower working capital requirements and favorable changes in other long–term assets and liabilities which were partially offset by lower net income adjusted for non–cash charges.
2015 compared with 2014
Cash flows from operations was $2,695 million, or 25% of sales, a decrease of $192 million from $2,887 million, or 24% of sales in 2014. Cash flows provided from net income decreased $155 million and decreased $176 million after adjusting for the change in non-cash items included in net income. The decrease is primarily due to negative currency translation impacts. Cash used for working capital requirements decreased $45 million versus 2014.

Investing

2016 compared with 2015
Net cash used for investing activities of $1,770 million increased $467 million versus 2015 due to higher acquisitions and lower proceeds from divestiture and asset sales, partially offset by lower capital expenditures.
Capital expenditures in 2016 were $1,465 million, a decrease of $76 million from 2015. Capital expenditures during 2016 related primarily to investments in new plant and production equipment for growth and density. Approximately 60% of the capital expenditures were in North America with the rest in Asia, Europe and South America.
Acquisition expenditures in 2016 were $363 million, an increase of $281 million from 2015. Acquisitions were primarily comprised of the acquisition of a European carbon dioxide business and packaged gases businesses in North America and Europe (see Note 3 to the consolidated financial statements).
Divestitures and asset sales in 2016 totaled $58 million, which included proceeds from assets sales and the sale of an ownership interest in a majority-owned joint venture in India. 2015 divestitures and asset sales were $320 million primarily due to the sale of fixed assets under construction to a customer in the North America energy market.
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
Cash used by financing activities was $643 million in 2016 compared to $1,310 million in 2015. The primary financing uses of cash were for cash dividends and net purchases of common stock, while the primary source was net issuances of debt. Cash dividends of $856 million increased $37 million from 2015 due to a 5% increase in dividends per share from $2.86 to $3.00 and net purchases of common stock of $89 million decreased $548 million as synergistic acquisitions increased. The noncontrolling interests and other payments was $55 million versus $41 million in 2015 and primarily included the acquisition of the remaining 34% of a Scandinavian joint venture, partially offset by the proceeds received from the formation of a consolidated joint venture in the United States and Singapore (see Note 14 to the consolidated financial statements). The cash received from debt issuances-net of $357 million increased $189 million from $168 million of debt issuances during 2015 while cash increased $377 million. Net debt (debt minus cash) decreased $93 million.
The company believes that it has sufficient operating flexibility, cash reserves, and funding sources to maintain adequate amounts of liquidity to meet its business needs around the world. At December 31, 2016, the company’s credit ratings as reported by Standard & Poor’s and Moody’s were A-1 and P-1 for short-term debt, respectively, and A and A2 for long-term debt, respectively. Additionally, the company plans to retain overseas its undistributed earnings of foreign subsidiaries to support foreign growth opportunities and reduce local debt.
Note 11 to the consolidated financial statements includes information with respect to the company’s debt refinancing in 2016, current debt position, debt covenants and the available credit facility; and Note 12 includes information relating to derivative financial instruments. Praxair's credit facility is with major financial institutions and is non-cancellable until maturity. Therefore, the company believes the risk of the financial institutions being unable to make required loans under the credit facility, if requested, to be low. Praxair’s major bank credit and long-term debt agreements contain standard covenants. The company was in compliance with these covenants at December 31, 2016 and expects to remain in compliance for the foreseeable future.
Praxair’s total net debt outstanding at December 31, 2016 was $8,991 million, $93 million lower than $9,084 million at December 31, 2015. The December 31, 2016 net debt balance includes $9,346 million in public securities, $169 million representing primarily worldwide bank borrowings net of $524 million of cash. Praxair’s global effective borrowing rate was approximately 2.17% for 2016.

In February 2016, Praxair repaid $400 million of 0.75% notes that became due. Also in February 2016, Praxair redeemed $325 million of 5.20% notes due March 2017 resulting in a $16 million charge to interest expense ($10 million after-tax, or $0.04 per diluted share) (see Note 11 to the consolidated financial statements).
In February 2016, Praxair issued €550 million ($575 million as of December 31, 2016) of 1.20% Euro-denominated notes due 2024. In addition, Praxair issued $275 million of 3.20% notes due 2026.
Other Financial Data
Praxair’s debt-to-capital ratio was 62.3% at December 31, 2016 versus 64.9% at December 31, 2015. This decrease was primarily attributable to (i) a reduction in net debt of $93 million; (ii) an increase in equity due to currency translation impacts on the accumulated other comprehensive income (loss) component as well as increases to equity due to earnings net of dividends declared and (iii) a decrease of $102 million in redeemable noncontrolling interests primarily due to the acquisition of a 34% stake in a consolidated joint venture. Praxair's debt is largely denominated in U.S. dollars.
After-tax return on capital ("ROC") was 12.0% at December 31, 2016 versus 12.6% for 2015, and 12.7% for 2014. This decrease is because net operating profit after tax ("NOPAT") has decreased at a greater percentage than capital due largely to the impact of capital projects and investments.
Return on equity ("ROE") was 31.9% at December 31, 2016 versus 34.6% and 28.7% for 2015 and 2014, respectively. The decrease is because positive currency movements impacted adjusted net income less than shareholders' equity.
Adjusted EBITDA decreased $141 million to $3,501 million in 2016 from $3,642 million in 2015 while adjusted EBITDA margin decreased to 33.2% in 2016 from 33.8% in 2015. The decrease in adjusted EBITDA is primarily due to lower adjusted net income adjusted for depreciation and amortization versus the prior year. Adjusted EBITDA decreased $316 million to $3,642 million in 2015 from $3,958 million in 2014 while adjusted EBITDA margin increased to 33.8% in 2015 from 32.2% in 2014. The decrease in adjusted EBITDA is primarily due to lower adjusted net income adjusted for depreciation and amortization versus the prior year primarily due to negative currency impacts.
Debt -to-Adjusted EBITDA was 2.6 and 2.5 for the four-quarter trailing period ended December 31, 2016 and 2015 respectively, primarily due to lower adjusted EBITDA.
See the “Non-GAAP Financial Measures” section for definitions and reconciliation of these non-GAAP measures to reported amounts.

CONTRACTUAL OBLIGATIONS
The following table sets forth Praxair’s material contract obligations and other commercial commitments as of December 31, 2016:

(Millions of dollars)	Due or expiring by December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt obligations:
Debt and capitalized lease maturities (Note 11)*	$164	$985	$1,503	$938	$1,006	$4,485	$9,081
Contractual interest	220	210	185	156	128	701	1,600
Operating leases (Note 4)*	117	97	79	65	54	117	529
Retirement obligations	38	31	35	32	31	140	307
Unconditional purchase obligations (Note 17)*	585	534	476	422	434	2,645	5,096
Construction commitments (Note 17)*	836	271	125	—	—	—	1,232
Total Contractual Obligations	$1,960	$2,128	$2,403	$1,613	$1,653	$8,088	$17,845
* See respective Notes to the consolidated financial statements for additional information.
Contractual interest on long-term debt of $1,600 million represents interest the company is contracted to pay on outstanding long-term debt, current portion of long-term debt and capital lease obligations, calculated on a basis consistent with planned debt maturities, excluding the interest impact of interest rate swaps. At December 31, 2016, Praxair had fixed-rate debt of $8,407 million and floating-rate debt of $1,108 million. The rate assumed for floating-rate debt was the rate in effect at December 31, 2016.
Retirement obligations of $307 million include estimates of pension plan contributions and expected future benefit payments for unfunded pension and OPEB plans. Pension plan contributions are forecasted for 2017 only. For purposes of the table, $13 million of estimated required contributions have been included for 2017. Expected future unfunded pension and OPEB benefit payments are forecasted only through 2026. Contribution and unfunded benefit payment estimates are based upon current valuation assumptions. Estimates of pension contributions after 2017 and unfunded benefit payments after 2026 are not included in the table because the timing of their resolution cannot be estimated. Retirement obligations are more fully described in Note 16 to the consolidated financial statements.
Liabilities for uncertain tax positions totaling $56 million, including interest and penalties, are not included in the table because the timing of their resolution cannot be estimated. See Note 5 to the consolidated financial statements for disclosures surrounding uncertain income tax positions.
OFF-BALANCE SHEET ARRANGEMENTS
As discussed in Note 17 to the consolidated financial statements, at December 31, 2016, Praxair had entered into various guarantees and other arrangements, and had undrawn outstanding letters of credit from financial institutions. These arrangements were entered into in connection with normal business operations and they are not reasonably likely to have a material impact on Praxair’s consolidated financial condition, results of operations, or liquidity.
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
Depreciable Lives of Property, Plant and Equipment
Praxair’s net property, plant and equipment at December 31, 2016 was $11,477 million, representing 59% of the company’s consolidated total assets. Depreciation expense for the year ended December 31, 2016 was $1,071 million, or 13% of total operating costs. Management judgment is required in the determination of the estimated depreciable lives that are used to calculate the annual depreciation expense and accumulated depreciation.

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
Based upon the assets as of December 31, 2016, if depreciable lives of machinery and equipment, on average, were increased or decreased by one year, annual depreciation expense would be decreased by approximately $66 million or increased by approximately $75 million, respectively.
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
The weighted-average expected long-term rates of return on pension plan assets were 8.00% for U.S. plans and 7.92% for international plans for the year ended December 31, 2016 (8.00% and 7.71%, respectively at December 31, 2015). These rates are determined annually by management based on a weighted average of current and historical market trends, historical and expected portfolio performance and the current and expected portfolio mix of investments. A 0.50% change in these expected long-term rates of return, with all other variables held constant, would change Praxair’s pension expense by approximately $10 million.
The company has consistently used a market-related value of assets rather than the fair value at the measurement date to determine annual pension expense. The market-related value recognizes investment gains or losses over a five-year period. As a result, changes in the fair value of assets from year to year are not immediately reflected in the company’s annual pension expense. Instead, annual pension expense in future periods will be impacted as deferred investment gains or losses are recognized in the market-related value of assets over the five-year period. The consolidated market-related value of assets was $2,064 million, or $50 million higher than the fair value of assets of $2,014 million at December 31, 2016. These net deferred investment gains of $50 million will be recognized in the calculation of the market-related value of assets ratably over the next four years and will impact future pension expense. Future actual investment gains or losses will impact the market-related value of assets and, therefore, will impact future annual pension expense in a similar manner.
Discount rates are used to calculate the present value of plan liabilities and pension costs and are determined annually by management. For 2016 the Company changed the approach that it used to determine the service and interest cost components of pension and OPEB expense for significant plans to the spot rate approach. U.S. plans that do not use the spot rate approach continue to determine discount rates by using a cash flow matching model provided by the company's independent actuaries. The model includes a portfolio of corporate bonds graded Aa or better by at least half of the ratings agencies and matches the U.S. plans' projected cash flows to the calculated spot rates. Discount rates for the remaining international plans are based on market yields for high-quality fixed income investments representing the approximate duration of the pension liabilities on the measurement date. Refer to Note 16 to the consolidated financial statements for a summary of the discount rates used to calculate plan liabilities and benefit costs, and to the Retirement Benefits section of the Consolidated Results and Other Information section of this MD&A for a further discussion of 2016 benefit costs. A 0.50% change in discount rates, with all other variables held constant, would decrease/increase Praxair’s pension expense by approximately $11 million and would impact the PBO by approximately $170 million.
The weighted-average expected rate of compensation increase was 3.25% for U.S. plans and 3.73% for international plans at December 31, 2016 (3.25% and 3.57%, respectively, at December 31, 2015). The estimated annual compensation increase is determined by management every year and is based on historical trends and market indices. A 0.50% change in the expected rate of compensation increase, with all other variables held constant, would change Praxair’s pension expense by approximately $5 million and would impact the PBO by approximately $29 million.
Asset Impairments
Goodwill
At December 31, 2016, the company had goodwill of $3,117 million, which represents the aggregate of the excess purchase price for acquired businesses over the fair value of the net assets acquired.
The company performs a goodwill impairment test annually in the second quarter or more frequently if events or circumstances indicate that an impairment loss may have been incurred, and no impairments were indicated. The company has continuously re-evaluated the likelihood of goodwill impairments in its reporting units subsequent to the second quarter test, and does not believe there is indication of impairment for any of its reporting units. At December 31, 2016, Praxair’s enterprise value was approximately $42 billion (outstanding shares multiplied by the year-end stock price plus debt, and without any control premium) while its total capital was approximately $14 billion.
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
Such analysis requires the use of certain market assumptions and discount factors, which are subjective in nature. As applicable, estimated values can be affected by many factors beyond the company's control such as business and economic trends, government regulation, and technological changes. Management believes that the qualitative factors used to perform its annual goodwill impairment assessment are appropriate and reasonable. Although the 2016 qualitative assessment indicated that it is more likely than not that the fair value of each reporting unit substantially exceeded its carrying value, changes in circumstances or conditions affecting this analysis could have a significant impact on the fair value determination, which could then result in a material impairment charge to the company's results of operations.

See Note 9 to the consolidated financial statements for disclosures concerning the carrying value of goodwill by reportable segment.

Property, Plant and Equipment
Property, plant and equipment is tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an individual asset or asset group may not be recoverable. For purposes of this test, asset groups are determined based upon the lowest level for which there are independent and identifiable cash flows. Based upon Praxair's business model, an asset group may be a single plant and related assets used to support on-site, merchant and packaged gas customers. Alternatively, the asset group may be a pipeline complex which includes multiple interdependent plants and related assets connected by pipelines within a geographic area used to support the same distribution methods.
Income Taxes
At December 31, 2016, Praxair had deferred tax assets of $992 million (net of valuation allowances of $132 million), and deferred tax liabilities of $2,016 million. At December 31, 2016, uncertain tax positions totaled $56 million (see Notes 1 and 5 to the consolidated financial statements). Income tax expense was $551 million for the year ended December 31, 2016, or about 26.9% of pre-tax income.
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
At December 31, 2016, a provision has not been made for additional U.S. federal or foreign taxes on approximately $12 billion of undistributed earnings of foreign subsidiaries because Praxair intends to reinvest these funds indefinitely to support foreign growth opportunities. It is not practicable to estimate the unrecognized deferred income tax liability on these undistributed earnings. These earnings could become subject to additional tax if they are remitted as dividends, loaned to Praxair in the U.S., or upon sale of the subsidiary’s stock.
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
The following are the non-GAAP measures presented in the Selected Financial Data (Item 6) or this MD&A:

(Dollar amounts in millions, except for per share data) Year ended December 31,	2016	2015	2014	2013	2012
Performance Measures:
After-tax return on capital ("ROC")	12.0%	12.6%	12.7%	12.8%	13.9%
Return on equity ("ROE")	31.9%	34.6%	28.7%	28.6%	28.9%
Debt-to-capital	62.3%	64.9%	59.5%	54.2%	51.8%
Debt-to-adjusted EBITDA	2.6	2.5	2.3	2.2	1.9
Adjusted Amounts:
Operating profit	$2,338	$2,493	$2,746	$2,657	$2,502
Operating margin	22.2%	23.1%	22.4%	22.3%	22.3%
EBITDA	$3,501	$3,642	$3,958	$3,804	$3,537
EBITDA margin	33.2%	33.8%	32.2%	31.9%	31.5%
Interest expense - net	$174	$161	$177	$160	$141
Effective tax rate	27.1%	28.0%	27.5%	28.0%	28.0%
Noncontrolling interests	$(43)	$(45)	$(52)	$(65)	$(54)
Net income – Praxair, Inc.	$1,576	$1,677	$1,852	$1,772	$1,681
Diluted earnings per share	$5.48	$5.80	$6.27	$5.93	$5.57

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

(Dollar amounts in millions) Year Ended December 31,	2016	2015	2014	2013	2012
Adjusted operating profit (see below)	$2,338	$2,493	$2,746	$2,657	$2,502
Less: adjusted income taxes (see below)	(586)	(653)	(707)	(698)	(660)
Less: tax benefit on adjusted interest expense (a)	(48)	(45)	(50)	(44)	(39)
Add: income from equity investments	41	43	42	38	34
Net operating profit after-tax ("NOPAT")	$1,745	$1,838	$2,031	$1,953	$1,837
Beginning capital	$13,990	$15,285	$15,951	$13,850	$12,466
First quarter ending capital	$14,607	$14,806	$16,285	$15,312	$13,223
Second quarter ending capital	$14,948	$14,696	$16,459	$15,514	$12,994
Third quarter ending capital	$14,864	$14,157	$16,052	$15,725	$13,592
Year-end ending capital	$14,443	$13,990	$15,285	$15,951	$13,850
Five-quarter average capital	$14,570	$14,587	$16,007	$15,270	$13,225
After-tax return on capital	12.0%	12.6%	12.7%	12.8%	13.9%

________________________

(a)
Tax benefit on adjusted interest expense is computed using the effective rate adjusted for non-recurring income tax benefits and charges. The effective tax rates used for all periods was approximately 28%.

Return on Praxair, Inc. Shareholders’ Equity ("ROE")
Return on Praxair, Inc. shareholders’ equity is a measure used by investors, financial analysts and management to evaluate operating performance from a Praxair shareholder perspective. ROE measures the net income attributable to Praxair, Inc. that the company was able to generate with the money shareholders have invested.

(Dollar amounts in millions) Year Ended December 31,	2016	2015	2014	2013	2012
Adjusted net income – Praxair, Inc. (see below)	$1,576	$1,677	$1,852	$1,772	$1,681
Beginning Praxair, Inc. shareholders’ equity	$4,389	$5,623	$6,609	$6,064	$5,488
First quarter ending Praxair, Inc. shareholders’ equity	$4,888	$5,018	$6,600	$6,169	$5,940
Second quarter ending Praxair, Inc. shareholders’ equity	$5,140	$4,964	$6,911	$5,928	$5,615
Third quarter ending Praxair, Inc. shareholders’ equity	$5,245	$4,264	$6,552	$6,210	$6,015
Year-End ending Praxair, Inc. shareholders’ equity	$5,021	$4,389	$5,623	$6,609	$6,064
Five-quarter average Praxair, Inc. shareholders’ equity	$4,937	$4,852	$6,459	$6,196	$5,824
Return on Praxair, Inc. Shareholders’ Equity	31.9%	34.6%	28.7%	28.6%	28.9%

Debt-to-Capital Ratio
The debt-to-capital ratio is a measure used by investors, financial analysts and management to provide a measure of financial leverage and insights into how the company is financing its operations.

(Dollar amounts in millions)	2016	2015	2014	2013	2012
Year Ended December 31,
Total debt	$9,515	$9,231	$9,225	$8,779	$7,334
Less: cash and cash equivalents	(524)	(147)	(126)	(138)	(157)
Net debt	8,991	9,084	9,099	8,641	7,177
Equity and redeemable noncontrolling interests
Redeemable noncontrolling interests	11	113	176	307	252
Praxair, Inc. shareholders’ equity	5,021	4,389	5,623	6,609	6,064
Noncontrolling interests	420	404	387	394	357
Total equity and redeemable noncontrolling interests	5,452	4,906	6,186	7,310	6,673
Total capital	$14,443	$13,990	$15,285	$15,951	$13,850
Debt-to-capital ratio	62.3%	64.9%	59.5%	54.2%	51.8%
Adjusted EBITDA, Adjusted EBITDA Margin and Debt-to-Adjusted EBITDA Ratio

(Dollar amounts in millions)	2016	2015	2014	2013	2012
Year Ended December 31,
Adjusted net income - Praxair, Inc. (see below)	$1,576	$1,677	$1,852	$1,772	$1,681
Add: adjusted noncontrolling interests (see below)	43	45	52	65	54
Add: adjusted interest expense - net (see below)	174	161	177	160	141
Add: adjusted income taxes (see below)	586	653	707	698	660
Add: depreciation and amortization	1,122	1,106	1,170	1,109	1,001
Adjusted EBITDA	$3,501	$3,642	$3,958	$3,804	$3,537

Reported Sales	$10,534	$10,776	$12,273	$11,925	$11,224
Adjusted EBITDA Margin	33.2%	33.8%	32.2%	31.9%	31.5%

Beginning Praxair, Inc. net debt	$9,084	$9,099	$8,641	$7,177	$6,449
First quarter ending Praxair, Inc. net debt	$9,183	$9,243	$9,092	$8,531	$6,724
Second quarter ending Praxair, Inc. net debt	$9,389	$9,177	$8,959	$8,970	$6,868
Third quarter ending Praxair, Inc. net debt	$9,215	$9,344	$8,922	$8,860	$7,003
Year-End ending Praxair, Inc. net debt	$8,991	$9,084	$9,099	$8,641	$7,177
Five-quarter average Praxair, Inc. net debt	$9,172	$9,189	$8,943	$8,436	$6,844
Debt-to- adjusted EBITDA ratio	2.6	2.5	2.3	2.2	1.9
Adjusted Amounts
2016 amounts are adjusted for the impact of the cost reduction program, pension settlement and bond redemption charge. 2015 amounts are adjusted for the impact of the cost reduction program and other charges and pension settlements. 2014 amounts are adjusted for the impact of the Venezuela currency devaluation, a pension settlement and a bond redemption. 2013 amounts are adjusted for the impact of Venezuela currency devaluation, a pension settlement, an income tax benefit related to the realignment of Praxair's Italian legal structure and a bond redemption. 2012 amounts are adjusted for the impact of the cost reduction program, a pension settlement and an income tax benefit related to U.S. homecare divestiture.

(Dollar amounts in millions, except per share data)	2016	2015	2014	2013	2012
Year Ended December 31,
Adjusted Operating Profit and Margin
Reported operating profit	$2,238	$2,321	$2,608	$2,625	$2,437
Add: Pension settlement charge	4	7	7	9	9
Add: Venezuela currency devaluation	—	—	131	23	—
Add: Cost reduction program	96	165	—	—	56
Total adjustments	100	172	138	32	65
Adjusted operating profit	$2,338	$2,493	$2,746	$2,657	$2,502
Reported percent change	(4)%	(11)%	(1)%	8%	(1)%
Adjusted percent change	(6)%	(9)%	3%	6%	1%
Reported sales	$10,534	$10,776	$12,273	$11,925	$11,224
Reported operating margin	21.2%	21.5%	21.2%	22.0%	21.7%
Adjusted operating margin	22.2%	23.1%	22.4%	22.3%	22.3%

Adjusted Interest Expense - Net
Reported interest expense	190	161	213	178	141
Less: Bond redemption	(16)	—	(36)	(18)	—
Adjusted interest expense - net	$174	$161	$177	$160	$141

Adjusted Income Taxes and Effective Tax Rate
Reported income taxes	$551	$612	$691	$649	$586
Add: Bond redemption	6	—	14	6	—
Add: Income tax benefits	—	—	—	40	55
Add: Pension settlement charge	1	2	2	3	3
Add: Cost reduction program	28	39	—	—	16
Total adjustments	35	41	16	49	74
Adjusted income taxes	$586	$653	$707	$698	$660
Reported income before income taxes and equity investments	$2,048	$2,160	$2,395	$2,447	$2,296
Add: Bond redemption	16	—	36	18	—
Add: Pension settlement charge	4	7	7	9	9
Add: Venezuela currency devaluation	—	—	131	23	—
Add: Cost reduction program	96	165	—	—	56
Total adjustments	116	172	174	50	65
Adjusted income before income taxes and equity investments	$2,164	$2,332	$2,569	$2,497	$2,361
Reported effective tax rate	26.9%	28.3%	28.9%	26.5%	25.5%
Adjusted effective tax rate	27.1%	28.0%	27.5%	28.0%	28.0%

Adjusted Noncontrolling Interests
Reported noncontrolling interests	$38	$44	$52	$81	$52
Less: Income tax benefits	—	—	—	(16)	—
Add: Cost reduction program	5	1	—	—	2
Total adjustments	5	1	—	(16)	2
Adjusted noncontrolling interests	$43	$45	$52	$65	$54

(Dollar amounts in millions, except per share data)	2016	2015	2014	2013	2012
Year Ended December 31,
Adjusted Net Income – Praxair, Inc.
Reported net income – Praxair, Inc.	$1,500	$1,547	$1,694	$1,755	$1,692
Add: Bond redemption	10	—	22	12	—
Less: Income tax benefits	—	—	—	(24)	(55)
Add: Pension settlement charge	3	5	5	6	6
Add: Venezuela currency devaluation	—	—	131	23	—
Add: Cost reduction program	63	125	—	—	38
Total adjustments	76	130	158	17	(11)
Adjusted net income – Praxair, Inc.	$1,576	$1,677	$1,852	$1,772	$1,681
Reported percent change	(3)%	(9)%	(3)%	4%	1%
Adjusted percent change	(6)%	(9)%	5%	5%	1%

(Dollar amounts in millions, except per share data)	2016	2015	2014	2013	2012
Year Ended December 31,
Adjusted Diluted Earnings Per Share
Reported diluted earnings per share	$5.21	$5.35	$5.73	$5.87	$5.61
Add: Bond redemption	0.04	—	0.07	0.04	—
Less: Income tax benefits	—	—	—	(0.08)	(0.18)
Add: Pension settlement charge	0.01	0.02	0.02	0.02	0.02
Add: Venezuela currency devaluation	—	—	0.45	0.08	—
Add: Cost reduction program	0.22	0.43	—	—	0.12
Total adjustments	0.27	0.45	0.54	0.06	(0.04)
Adjusted diluted earnings per share	$5.48	$5.80	$6.27	$5.93	$5.57
Reported percent change	(3)%	(7)%	(2)%	5%	3%
Adjusted percent change	(6)%	(7)%	6%	6%	3%

2017 Diluted Earnings Per Share Guidance
	Low End	High End
2017 diluted EPS guidance	$5.45	$5.80
2016 adjusted diluted EPS (see above)	$5.48	$5.48
Adjusted percentage change	(1)%	6%

FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s reasonable expectations and assumptions as of the date the statements are made but involve risks and uncertainties. These risks and uncertainties include, without limitation: the expected timing and likelihood of the entry into or the completion of the contemplated business combination with Linde AG, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals that could reduce anticipated benefits or cause the parties not to enter into, or to abandon the transaction; the occurrence of any event, change or other circumstances that could give rise to the termination of the proposed business combination agreement; the ability to successfully complete the proposed business combination and the exchange offer, including satisfying closing conditions; the success of the business following the proposed business combination; the ability to successfully integrate the Praxair and Linde businesses; the possibility that Praxair stockholders may not approve the proposed business combination agreement or that the requisite number of Linde shares may not be tendered in the public offer; the risk that the combined company may be unable to achieve expected synergies or that it may take longer or be more costly than expected to achieve those synergies; the performance of stock markets generally; developments in worldwide and national economies and other international events and circumstances; changes in foreign currencies and in interest rates; the cost and availability of electric power, natural gas and other raw materials; the ability to achieve price increases to offset cost increases; catastrophic events including natural disasters, epidemics and acts of war and terrorism; the ability to attract, hire, and retain qualified personnel; the impact of changes in financial accounting standards; the impact of changes in pension plan liabilities; the impact of tax, environmental, healthcare and other legislation and government regulation in jurisdictions in which the company operates; the cost and outcomes of investigations, litigation and regulatory proceedings; the impact of potential unusual or non-recurring items; continued timely development and market acceptance of new products and applications; the impact of competitive products and pricing; future financial and operating performance of major customers and industries served; the impact of information technology system failures, network disruptions and breaches in data security; and the effectiveness and speed of integrating new acquisitions into the business. These risks and uncertainties may cause actual future results or circumstances to differ materially from the GAAP or adjusted projections or estimates contained in the forward-looking statements. The company assumes no obligation to update or provide revisions to any forward-looking statement in response to changing circumstances. The above listed risks and uncertainties are further described in Item 1A (Risk Factors) in this report which should be reviewed carefully. Please consider the company’s forward-looking statements in light of those risks.

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
The following discussion presents the sensitivity of the market value, earnings and cash flows of Praxair’s financial instruments to hypothetical changes in interest and exchange rates assuming these changes occurred at December 31, 2016. The range of changes chosen for these discussions reflects Praxair’s view of changes which are reasonably possible over a one-year period. Market values represent the present values of projected future cash flows based on interest rate and exchange rate assumptions.
Interest Rate and Debt Sensitivity Analysis
At December 31, 2016, Praxair had debt totaling $9,515 million ($9,231 million at December 31, 2015). At December 31, 2016, there was one interest rate swap agreement outstanding with a notional amount of $475 million that converts fixed-rate interest to variable-rate interest on the $475 million 1.25% notes that mature in 2018. When considered appropriate, interest-rate swaps are entered into as hedges of underlying financial instruments to effectively change the characteristics of the interest rate without actually changing the underlying financial instrument.
For fixed-rate instruments, interest-rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating-rate instruments, interest-rate changes generally do not affect the fair market value but impact future earnings and cash flows, assuming other factors are held constant.
At December 31, 2016, Praxair had fixed-rate debt of $8,407 million and floating-rate debt of $1,108 million, representing 88% and 12%, respectively, of total debt. At December 31, 2015, Praxair had fixed-rate debt of $8,300 million and floating-rate debt of $931 million, representing 90% and 10%, respectively, of total debt. Holding other variables constant (such as foreign exchange rates, swaps and debt levels), a one-percentage-point decrease in interest rates would increase the unrealized fair market value of the fixed-rate debt by approximately $503 million ($506 million in 2015). At December 31, 2016 and 2015, the after-tax earnings and cash flows impact for the subsequent year resulting from a one-percentage-point increase in interest rates would be approximately $7 million and $6 million, respectively, holding other variables constant.
Exchange Rate Sensitivity Analysis
Praxair’s exchange-rate exposures result primarily from its investments and ongoing operations in South America (primarily Brazil, Argentina and Colombia), Europe (primarily Germany, Italy, Russia, Scandinavia, Spain and the United Kingdom), Canada, Mexico, Asia (primarily China, India, Korea and Thailand) and other business transactions such as the procurement of equipment from foreign sources. From time to time, Praxair utilizes foreign exchange forward contracts to hedge these exposures. At December 31, 2016, Praxair had $2,104 million notional amount ($2,548 million at December 31, 2015) of foreign exchange contracts all of which were to hedge recorded balance sheet exposures. See Note 12 to the consolidated financial statements.
Holding other variables constant, if there were a 10% adverse change in foreign-currency exchange rates for the portfolio, the fair market value of foreign-currency contracts outstanding at December 31, 2016 and 2015 would decrease by approximately $121 million and $123 million, respectively, which would be largely offset by an offsetting gain or loss on the foreign-currency fluctuation of the underlying exposure being hedged.

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
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has completed an integrated audit of Praxair’s 2016, 2015 and 2014 consolidated financial statements and of its internal control over financial reporting as of December 31, 2016 in accordance with the standards of the Public Company Accounting Oversight Board (United States) as stated in their report.
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
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Praxair’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (often referred to as COSO). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2016.
Praxair’s evaluation of internal control over financial reporting as of December 31, 2016 did not include the internal control over financial reporting related to Yara International ASA's European carbon dioxide business because they were acquired by Praxair in a purchase business combination consummated during 2016. Total assets and sales for this acquisition represent approximately 1.1% and 0.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016 (See Note 3).
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued their opinion on the company’s internal control over financial reporting as of December 31, 2016 as stated in their report.

/s/ STEPHEN F. ANGEL	/s/ KELCEY E. HOYT
Stephen F. Angel Chairman, President and Chief Executive Officer	Kelcey E. Hoyt Vice President and Controller
/s/ MATTHEW J. WHITE
Matthew J. White Senior Vice President and Chief Financial Officer	Danbury, Connecticut March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Shareholders of Praxair, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Praxair, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Yara International ASA's European carbon dioxide business from its assessment of internal control over financial reporting as of December 31, 2016 because this business was acquired by the Company in a purchase business combination during 2016. We have also excluded Yara International ASA's European carbon dioxide business from our audit of internal control over financial reporting. Total assets and sales for this acquisition represent approximately 1.1% and 0.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
March 1, 2017

CONSOLIDATED STATEMENTS OF INCOME
PRAXAIR, INC. AND SUBSIDIARIES
(Dollar amounts in millions, except per share data)

Year Ended December 31,	2016	2015	2014
Sales	$10,534	$10,776	$12,273
Cost of sales, exclusive of depreciation and amortization	5,860	5,960	6,962
Selling, general and administrative	1,145	1,152	1,308
Depreciation and amortization	1,122	1,106	1,170
Research and development	92	93	96
Cost reduction program and other charges	100	172	138
Other income (expenses) – net	23	28	9
Operating Profit	2,238	2,321	2,608
Interest expense – net	190	161	213
Income Before Income Taxes and Equity Investments	2,048	2,160	2,395
Income taxes	551	612	691
Income Before Equity Investments	1,497	1,548	1,704
Income from equity investments	41	43	42
Net Income (Including Noncontrolling Interests)	1,538	1,591	1,746
Less: noncontrolling interests	(38)	(44)	(52)
Net Income – Praxair, Inc.	$1,500	$1,547	$1,694

Per Share Data – Praxair, Inc. Shareholders
Basic earnings per share	$5.25	$5.39	$5.79
Diluted earnings per share	$5.21	$5.35	$5.73

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	285,677	287,005	292,494
Diluted shares outstanding	287,757	289,055	295,608
The accompanying Notes on pages 61 to 102 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PRAXAIR, INC. AND SUBSIDIARIES
(Dollar amounts in millions)

Year Ended December 31,	2016	2015	2014
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$1,538	$1,591	$1,746

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	116	(1,517)	(1,087)
Reclassifications to net income	—	—	(5)
Income taxes	(48)	3	(4)
Translation adjustments	68	(1,514)	(1,096)
Funded status - retirement obligations (Note 16):
Retirement program remeasurements	(163)	(11)	(318)
Reclassifications to net income	60	84	59
Income taxes	27	(17)	95
Funded status - retirement obligations	(76)	56	(164)
Derivative instruments (Note 12):
Current year unrealized gain (loss)	1	1	4
Reclassifications to net income	(1)	(1)	—
Income taxes	—	—	(1)
Derivative instruments	—	—	3
TOTAL OTHER COMPREHENSIVE LOSS	(8)	(1,458)	(1,257)

COMPREHENSIVE INCOME (INCLUDING NONCONTROLLING INTERESTS)	1,530	133	489
Less: noncontrolling interests	(34)	3	1
COMPREHENSIVE INCOME - PRAXAIR, INC.	$1,496	$136	$490

The accompanying Notes on pages 61 to 102 are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
PRAXAIR, INC. AND SUBSIDIARIES
(Dollar amounts in millions)

December 31,	2016	2015
Assets
Cash and cash equivalents	$524	$147
Accounts receivable – net	1,641	1,601
Inventories	550	531
Prepaid and other current assets	165	347
Total Current Assets	2,880	2,626
Property, plant and equipment – net	11,477	10,998
Equity investments	717	665
Goodwill	3,117	2,986
Other intangible assets – net	583	568
Other long-term assets	558	476
Total Assets	$19,332	$18,319
Liabilities and Equity
Accounts payable	$906	$791
Short-term debt	434	250
Current portion of long-term debt	164	6
Accrued taxes	133	144
Other current liabilities	841	702
Total Current Liabilities	2,478	1,893
Long-term debt	8,917	8,975
Other long-term liabilities	1,213	1,155
Deferred credits	1,272	1,390
Total Liabilities	13,880	13,413
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	11	113
Praxair, Inc. Shareholders’ Equity:
Common stock $0.01 par value, authorized – 800,000,000 shares, issued 2016 and 2015 – 383,230,625 shares	4	4
Additional paid-in capital	4,074	4,005
Retained earnings	12,879	12,229
Accumulated other comprehensive income (loss)	(4,600)	(4,596)
Less: Treasury stock, at cost (2016 – 98,329,849 shares and 2015 – 98,351,546 shares)	(7,336)	(7,253)
Total Praxair, Inc. Shareholders’ Equity	5,021	4,389
Noncontrolling interests	420	404
Total Equity	5,441	4,793
Total Liabilities and Equity	$19,332	$18,319
The accompanying Notes on pages 61 to 102 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
PRAXAIR, INC. AND SUBSIDIARIES
(Millions of dollars)

Year Ended December 31,	2016	2015	2014
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income – Praxair, Inc.	$1,500	$1,547	$1,694
Noncontrolling interests	38	44	52
Net income (including noncontrolling interests)	$1,538	$1,591	$1,746
Adjustments to reconcile net income to net cash provided by operating activities:
Cost reduction program and other charges, net of payments	83	121	138
Depreciation and amortization	1,122	1,106	1,170
Deferred income taxes	(13)	99	55
Share-based compensation	39	30	51
Non-cash charges and other	(43)	(79)	(116)
Working capital
Accounts receivable	(33)	1	(80)
Inventory	(13)	(23)	(42)
Prepaid and other current assets	6	(22)	(20)
Payables and accruals	92	(40)	13
Pension contributions	(11)	(15)	(18)
Long-term assets, liabilities and other	6	(74)	(10)
Net cash provided by operating activities	2,773	2,695	2,887
Investing
Capital expenditures	(1,465)	(1,541)	(1,689)
Acquisitions, net of cash acquired	(363)	(82)	(206)
Divestitures and asset sales	58	320	92
Net cash used for investing activities	(1,770)	(1,303)	(1,803)
Financing
Short-term debt borrowings (repayments) – net	191	(329)	(193)
Long-term debt borrowings	936	1,497	1,546
Long-term debt repayments	(770)	(1,000)	(764)
Issuances of common stock	139	88	103
Purchases of common stock	(228)	(725)	(862)
Cash dividends – Praxair, Inc. shareholders	(856)	(819)	(759)
Excess tax benefit on stock based compensation	—	19	31
Noncontrolling interest transactions and other	(55)	(41)	(129)
Net cash provided (used ) for financing activities	(643)	(1,310)	(1,027)
Effect of exchange rate changes on cash and cash equivalents	17	(61)	(69)
Change in cash and cash equivalents	377	21	(12)
Cash and cash equivalents, beginning-of-period	147	126	138
Cash and cash equivalents, end-of-period	$524	$147	$126
Supplemental Data
Income taxes paid	$585	$420	$606
Interest paid, net of capitalized interest (Note 7)	$189	$174	$210
The accompanying Notes on pages 61 to 102 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
PRAXAIR, INC. AND SUBSIDIARIES
(Dollar amounts in millions, except per share data, shares in thousands)

	Praxair, Inc. Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Note 7)	Treasury Stock		Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Activity	Shares	Amounts				Shares	Amounts
Balance, December 31, 2013	383,231	$4	$3,970	$10,528	$(1,981)	89,097	$(5,912)	$6,609	$394	$7,003
Net Income				1,694				1,694	40	1,734
Other comprehensive income (loss)					(1,204)			(1,204)	(29)	(1,233)
Noncontrolling interests:
Dividends and other capital reductions									(28)	(28)
Purchases of noncontrolling interests			(24)					(24)	2	(22)
Additions (Reductions)									8	8
Redemption value adjustments (Note 14)				(2)				(2)		(2)
Dividends to Praxair, Inc. common stock ($2.60 per share)				(759)				(759)		(759)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan						(56)	7	7		7
For employee savings and incentive plans			(36)			(1,830)	122	86		86
Purchases of common stock						6,758	(868)	(868)		(868)
Tax benefit from stock options			33					33		33
Share-based compensation			51					51		51
Balance, December 31, 2014	383,231	$4	$3,994	$11,461	$(3,185)	93,969	$(6,651)	$5,623	$387	$6,010
Net Income				1,547				1,547	34	1,581
Other comprehensive income (loss)					(1,411)			(1,411)	(30)	(1,441)
Noncontrolling interests:
Dividends and other capital reductions									(16)	(16)
Additions (Reductions)									29	29
Redemption value adjustments (Note 14)				40				40		40
Dividends to Praxair, Inc. common stock ($2.86 per share)				(819)				(819)		(819)

	Praxair, Inc. Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Note 7)	Treasury Stock		Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Activity	Shares	Amounts				Shares	Amounts
Issuances of common stock:
For the dividend reinvestment and stock purchase plan						(64)	7	7		7
For employee savings and incentive plans			(38)			(1,562)	110	72		72
Purchases of common stock						6,009	(719)	(719)		(719)
Tax benefit from stock options			19					19		19
Share-based compensation			30					30		30
Balance, December 31, 2015	383,231	$4	$4,005	$12,229	$(4,596)	98,352	$(7,253)	$4,389	$404	$4,793
Net Income				1,500				1,500	35	1,535
Other comprehensive loss					(4)			(4)	(11)	(15)
Noncontrolling interests:
Dividends and other capital reductions									(28)	(28)
Additions (Reductions) - (Note 14)			50					50	20	70
Redemption value adjustments (Note 14)				6				6		6
Dividends to Praxair, Inc. common stock ($3.00 per share)				(856)				(856)		(856)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan						(60)	7	7		7
For employee savings and incentive plans			(20)			(2,044)	143	123		123
Other							5	5		5
Purchases of common stock						2,082	(238)	(238)		(238)
Share-based compensation			39					39		39
Balance, December 31, 2016	383,231	$4	$4,074	$12,879	$(4,600)	98,330	$(7,336)	$5,021	$420	$5,441
The accompanying Notes on pages 61 to 102 are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PRAXAIR, INC. AND SUBSIDIARIES
NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Operations – Praxair, Inc. and its subsidiaries ("Praxair" or "the company") comprise one of the largest industrial gases companies worldwide. Praxair produces, sells and distributes atmospheric, process and specialty gases, and high-performance surface coatings to a diverse group of industries including aerospace, chemicals, food and beverage, electronics, energy, healthcare, manufacturing, and metals.
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
Revenue Recognition – Product sales represent approximately 87% of consolidated sales. Revenue is recognized when a firm sales agreement exists, collectability of a fixed or determinable sales price is reasonably assured, and when title and risks of ownership transfer to the customer for product sales or, in the case of other revenues when obligations are satisfied or services are performed. Sales returns and allowances are not a normal practice in the industry and are not significant.
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
Recently Issued Accounting Standards
Accounting Standards Implemented in 2016
The following standards were effective for Praxair in 2016 and their adoption did not have a significant impact on the consolidated financial statements:

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

Effective in the second quarter 2016, Praxair elected to adopt the requirements of this new accounting standard. Accordingly, income tax expense and operating cash flows for 2016 include $20 million of excess tax benefits. The Company elected not to adjust prior-year cash flow presentations.
The new standard also amends the consolidated statement of cash flows by requiring that cash paid to taxing authorities at settlement arising from the withholding of shares from employees be classified in cash flows from financing activities (such amounts were previously included in cash flows from operating activities). This portion of the standard was required to be adopted on a retrospective basis. In addition, $13 million and $19 million were similarly reclassified for the years ended December 31, 2015 and 2014, respectively.

•
Balance Sheet Classification of Deferred Taxes - In November 2015, the FASB issued updated guidance on the balance sheet classification of deferred taxes. Prior to the adoption of this guidance, deferred income tax liabilities and assets were required to be separated and classified as current or non-current in a classified balance sheet. The amendments in this update require that deferred tax liabilities and assets be classified as non-current in a classified balance sheet. Praxair has elected to early adopt this guidance beginning in the fourth quarter 2016 on a prospective basis, prior periods were not retrospectively adjusted (see Note 7).

•
Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) - In May 2015, the FASB issued updated guidance removing the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The adoption of this guidance resulted in the removal of certain pensions assets from within the fair value hierarchy (see Note 16).

Accounting Standards to be Implemented

•
Revenue Recognition – In May 2014, the FASB issued updated guidance on the reporting and disclosure of revenue. The new guidance requires the evaluation of contracts with customers to determine the recognition of revenue when or as the entity satisfies a performance obligation, and requires expanded disclosures. Subsequently, the FASB has issued amendments to certain aspects of the guidance including the effective date. This guidance is required to be effective beginning in the first quarter 2018 (with early adoption beginning in 2017 optional) and includes several transition options.

The Company is currently in the process of evaluating and implementing this new guidance, as required, and at this time expects to use the modified retrospective basis starting in 2018. Praxair will provide additional updates in future filings, when appropriate.

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

•
Credit Losses on Financial Instruments – In June 2016, the FASB issued an update on the measurement of credit losses. The guidance introduces a new accounting model for expected credit losses on financial instruments, including trade receivables, based on estimates of current expected credit losses. This guidance will be effective for Praxair beginning in the first quarter 2020, with early adoption permitted beginning in the first quarter 2019 and requires companies to apply the change in accounting on a prospective basis. We are currently evaluating the impact this update will have on our consolidated financial statements.

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

•
Intra-Entity Asset Transfers – In October 2016, the FASB issued updated guidance for income tax accounting of intra-entity transfers of assets other than inventory. The update requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory in the period when the transfer occurs. This new guidance will be effective for Praxair beginning in the first quarter 2018, with early adoption permitted, and should be applied on a modified retrospective basis. We are currently evaluating the impact this update will have on our consolidated financial statements.

•
Simplifying the Test for Goodwill Impairment – In January 2017, the FASB issued updated guidance on the measurement of goodwill. The new guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. The guidance will be effective for Praxair beginning in the first quarter 2020 with early adoption permitted. Praxair does not expect this guidance to have a material impact.

Reclassifications – Certain prior years’ amounts have been reclassified to conform to the current year’s presentation, including reclassifications to the condensed consolidated statement of cash flows due to the adoption of the new share-based payment accounting standard.

NOTE 2. COST REDUCTION PROGRAM AND OTHER CHARGES
2016 Charges
Cost Reduction Program and Other Charges
In the third quarter of 2016, Praxair recorded pre-tax charges totaling $96 million ($63 million after-tax and noncontrolling interests of $0.22 per diluted share). Following is a summary of the pre-tax charge by reportable segment:

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
The total cash requirement of the cost reduction program and other charges are estimated to be approximately $57 million, of which $13 million was paid through December 31, 2016.

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

2015 Charges
Cost Reduction Program and other Charges
In the second quarter of 2015, Praxair recorded pre-tax charges totaling $146 million ($112 million after-tax and noncontrolling interests or $0.39 per diluted share) and in the third quarter recorded pre-tax charges totaling $19 million ($13 million after-tax or $0.04 per diluted share). The charges related primarily to severance and other costs associated with a cost reduction program, which was initiated in response to lower volumes resulting from economic slowdown in emerging markets and energy related end-markets. Following is a summary of the pre-tax charges by reportable segment:

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
The total cash requirements of the cost reduction program and other charges are estimated to be approximately $94 million.

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

Reconciliation of the 2016 and 2015 Cost Reduction Programs

The following table summarizes the activities related to the company's cost reduction and other charges for the years ended December 31, 2016 and 2015:

(millions of dollars)	Severance costs	Other Charges	Total
Q2/Q3 2015 Cost Reduction Program and Other Charges	$63	$102	$165
Less: Cash payments	(31)	(13)	(44)
Less: Non-cash asset write-offs	—	(68)	(68)
Foreign currency translation and other	(2)	(1)	(3)
Balance, December 31, 2015	$30	$20	$50
2016 Cost Reduction Program and Other Charges	40	56	96
Less: Cash payments	(33)	(9)	(42)
Less: Non-cash asset write-offs	—	(39)	(39)
Foreign currency translation and other	1	(1)	—
Balance, December 31, 2016	$38	$27	$65

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

Classification in the consolidated financial statements
The pre-tax charges for each year are shown within operating profit in a separate line item on the consolidated statements of income. In the consolidated balance sheets, reductions in assets are recorded against the carrying value of the related assets and unpaid amounts are recorded primarily as short-term liabilities. On the consolidated statement of cash flows, the pre-tax impact of these charges, net of cash payments, is shown as an adjustment to reconcile net income to net cash provided by operating activities. In Note 18 - Segment Information, Praxair excluded these charges from its management definition of segment operating profit; a reconciliation of segment operating profit to consolidated operating profit is shown within the segment operating profit table.

NOTE 3. ACQUISITIONS
The results of operations of these businesses have been included in Praxair’s consolidated statements of income since their respective dates of acquisition. Proforma financial statements for the following acquisitions have not been provided as the acquisitions are not material individually or in the aggregate.
2016 Acquisitions
During the year ended December 31, 2016, Praxair had acquisitions totaling $363 million, primarily the acquisition of Yara International ASA's European carbon dioxide business ("European CO2 business") and packaged gases businesses in North America and Europe. These transactions resulted in goodwill and other intangible assets of $141 million and $82 million, respectively (see Notes 9 and 10). In addition, Praxair purchased a remaining 34% share in a Scandinavian joint venture for $104 million (see Note 14).
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
The purchase price for the acquisition was approximately $230 million (€206 million) and resulted in $121 million of intangible assets. The intangible assets primarily consist of $69 million of goodwill and $51 million of customer relationships that will be amortized over their estimated life of 20 years. The allocation of the purchase price is final except for pension liabilities. Any potential adjustments are not expected to be material.
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

NOTE 4. LEASES
In the normal course of its business, Praxair enters into various leases as the lessee, primarily involving manufacturing and distribution equipment and office space. Total lease and rental expenses under operating leases were $141 million in 2016, $141 million in 2015 and $148 million in 2014. Capital leases are not significant and are included in property, plant and equipment – net. Related obligations are included in debt.
At December 31, 2016, minimum payments due under operating leases are as follows:

(Millions of dollars)
2017	$117
2018	97
2019	79
2020	65
2021	54
Thereafter	117
$529
The present value of these future lease payments under operating leases is approximately $490 million.
Praxair’s leases where it is the lessor are not material.

NOTE 5. INCOME TAXES
Pre-tax income applicable to U.S. and foreign operations is as follows:

(Millions of dollars) Year Ended December 31,	2016	2015	2014
United States	$954	$980	$1,004
Foreign	1,094	1,180	1,391
Total income before income taxes	$2,048	$2,160	$2,395
The following is an analysis of the provision for income taxes:

(Millions of dollars) Year Ended December 31,	2016	2015	2014
Current tax expense
U.S. federal	$266	$205	$291
State and local	32	33	35
Foreign	266	275	310
	564	513	636
Deferred tax expense
U.S. federal	3	71	14
State and local	7	10	12
Foreign	(23)	18	29
	(13)	99	55
Total income taxes	$551	$612	$691

An analysis of the difference between the provision for income taxes and the amount computed by applying the U.S. statutory income tax rate to pre-tax income follows:

(Dollar amounts in millions) Year Ended December 31,	2016		2015		2014
U.S. statutory income tax rate	$717	35.0%	$756	35.0%	$838	35.0%
State and local taxes – net of federal benefit	28	1.4%	28	1.3%	31	1.3%
U.S. tax credits and deductions (a)	(32)	(1.6)%	(40)	(1.9)%	(37)	(1.5)%
Foreign tax differentials (b)	(140)	(6.8)%	(121)	(5.6)%	(186)	(7.8)%
Venezuela currency devaluation (c)	—	—%	—	—%	46	1.9%
Share Based Compensation (d)	(20)	(1.0)%	—	—%	—	—%
Other – net	(2)	(0.1)%	(11)	(0.5)%	(1)	—%
Provision for income taxes	$551	26.9%	$612	28.3%	$691	28.9%

________________________

(a)	U.S. tax credits and deductions relate to manufacturing deductions and to the research and experimentation tax credit.

(b)
Primarily related to differences between the U.S. tax rate of 35% and the statutory tax rate in the countries where Praxair operates. 2014 includes $56 million of tax benefits related to a reduction of uncertain tax positions as a result of a lapse of statute of limitations. Other permanent items and tax rate changes were not significant.

(c)	Impact related to non-deductible Venezuela currency devaluations in 2014 (see Note 2).

(d)	See Note 1 related to adoption of the FASB's standard for Improvements to Employee Share-Based Payment Accounting in 2016.

Net deferred tax liabilities included in the consolidated balance sheet are comprised of the following:

(Millions of dollars) December 31,	2016	2015
Deferred tax liabilities
Fixed assets	$1,522	$1,413
Exchange gains	139	110
Goodwill	178	147
Other intangible assets	115	117
Other	62	155
	$2,016	$1,942
Deferred tax assets
Carryforwards	$284	$287
Benefit plans and related (a)	404	365
Inventory	26	20
Exchange Losses	6	16
Accruals and other (b)	404	351
	$1,124	$1,039
Less: Valuation allowances (c)	(132)	(123)
	$992	$916
Net deferred tax liabilities	$1,024	$1,026
Recorded in the consolidated balance sheets as (See Note 7):
Prepaid and other current assets (d)	$—	$184
Other long-term assets (d)	185	118
Deferred credits (d)	1,209	1,328
	$1,024	$1,026
________________________

(a)	Includes deferred taxes of $352 million and $325 million in 2016 and 2015, respectively, related to pension / OPEB funded status (see Notes 7 and 16).

(b)	Includes $233 million and $194 million in 2016 and 2015, respectively, related to research and development costs and $45 million and $45 million in 2016 and 2015, respectively, related to goodwill.

(c)	Summary of valuation allowances relating to deferred tax assets follows (millions of dollars):

	2016	2015	2014
Balance, January 1,	$(123)	$(106)	$(85)
Income tax (charge) benefit	(13)	(20)	(20)
Translation adjustments	(2)	4	6
Other, including write-offs	6	(1)	(7)
Balance, December 31,	$(132)	$(123)	$(106)

(d)
2016 amounts reflect the adoption of the FASB's standard regarding the Balance Sheet Classification of Deferred Taxes which requires all current deferred income tax assets and liabilities to be classified as non-current on the balance sheet (see Note 1).

Praxair evaluates deferred tax assets quarterly to ensure that estimated future taxable income will be sufficient in character (e.g., capital gain versus ordinary income treatment), amount and timing to result in their recovery. After considering the positive and negative evidence, a valuation allowance is established to reduce the assets to their realizable value when management determines that it is more likely than not (i.e., greater than 50% likelihood) that a deferred tax asset will not be realized. Considerable judgment is required in establishing deferred tax valuation allowances. At December 31, 2016, Praxair had $284 million of deferred tax assets relating to net operating losses (“NOLs”) and tax credits and $132 million of valuation allowances. These deferred tax assets include $106 million relating to NOLs of which $45 million are in the United States and $61 million are in Brazil. The U.S. NOLs expire through 2032 and the Brazil NOLs have no expiration. These NOLs have no valuation allowances. The deferred tax assets as of December 31, 2016 also include $62 million relating to U.S. foreign tax credits which expire in 2021 and have a full valuation allowance. The utilization of the U.S. foreign tax credits is dependent on many factors including U.S. interest expense, future U.S. investment, foreign sales and earnings growth, foreign currency exchange rates, and acquisitions and dispositions. Management’s assessment and judgment are highly dependent on these variables and any significant changes to any one of them can substantially impact the amount of foreign tax credit utilization over the ten-year carryforward period.
The remaining deferred tax assets of $116 million relate to U.S. state ($55 million) and other foreign ($61 million) NOLs and credit carryforwards, which expire through 2033, have valuation allowances totaling $70 million. These valuation allowances relate to certain foreign and U.S. state NOLs and are required because management has determined, based on financial projections and available tax strategies, that it is unlikely that the NOLs will be utilized before they expire. If events or circumstances change, valuation allowances are adjusted at that time resulting in an income tax benefit or charge.
A provision has not been made for additional U.S. federal or foreign taxes at December 31, 2016 of approximately $12 billion of undistributed earnings of foreign subsidiaries because Praxair intends to reinvest these funds indefinitely to support foreign growth opportunities. It is not practicable to estimate the unrecognized deferred tax liability on these undistributed earnings. These earnings could become subject to additional tax if they are remitted as dividends, loaned to Praxair in the U.S., or upon sale of the subsidiary’s stock.
Uncertain Tax Positions
Unrecognized income tax benefits represent income tax positions taken on income tax returns but not yet recognized in the consolidated financial statements. The company has unrecognized income tax benefits totaling $56 million, $68 million and $71 million as of December 31, 2016, 2015 and 2014, respectively. If recognized, essentially all of the unrecognized tax benefits and related interest and penalties would be recorded as a benefit to income tax expense on the consolidated statement of income.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Millions of dollars)	2016	2015	2014
Unrecognized income tax benefits, January 1	$68	$71	$121
Additions for tax positions of prior years	6	21	13
Reductions for tax positions of prior years	(15)	(13)	(2)
Additions for current year tax positions	—	—	3
Reductions for settlements with taxing authorities (a)	(2)	(3)	(3)
Reductions as a result of a lapse of an applicable statute of limitations (b)	—	—	(56)
Foreign currency translation and other	(1)	(8)	(5)
Unrecognized income tax benefits, December 31	$56	$68	$71

________________________

(a)
Settlements are uncertain tax positions that were effectively settled with the taxing authorities, including positions where the company has agreed to amend its tax returns to eliminate the uncertainty.

(b)	See note (b) to the effective tax rate reconciliation.
Praxair classifies interest income and expense related to income taxes as tax expense in the consolidated statement of income. Praxair recognized net interest income of $10 million in 2016, none in 2015 and $3 million in 2014. Praxair had $6 million and $8 million of accrued interest and penalties as of December 31, 2016 and December 31, 2015, respectively which were recorded in other long-term liabilities in the consolidated balance sheets (see Note 7).

As of December 31, 2016, the company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major tax jurisdictions	Open Years
North America
United States	2011 through 2016
Canada	2009 through 2016
Mexico	2011 through 2016

Europe
Germany	2011 through 2016
Italy	2012 through 2016
Spain	2004 through 2016

South America
Brazil	2005 through 2016

Asia
China	2011 through 2016
India	2006 through 2016
Korea	2012 through 2016
Thailand	2010 through 2016
The company is currently under audit in a number of tax jurisdictions. As a result, it is reasonably possible that some of these audits will conclude or reach the stage where a change in unrecognized income tax benefits may occur within the next twelve months. At that time, the company will record any adjustment to income tax expense as required. In 2016, settlements were not material to the consolidated financial statements. The company is also subject to income taxes in many hundreds of state and local taxing jurisdictions that are open to tax examinations.
NOTE 6. EARNINGS PER SHARE – PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	2016	2015	2014
Numerator (Millions of dollars)
Net income – Praxair, Inc.	$1,500	$1,547	$1,694
Denominator (Thousands of shares)
Weighted average shares outstanding	285,289	286,606	291,987
Shares earned and issuable under compensation plans	388	399	507
Weighted average shares used in basic earnings per share	285,677	287,005	292,494
Effect of dilutive securities
Stock options and awards	2,080	2,050	3,114
Weighted average shares used in diluted earnings per share	287,757	289,055	295,608
Basic Earnings Per Common Share	$5.25	$5.39	$5.79
Diluted Earnings Per Common Share	$5.21	$5.35	$5.73
Stock options of 2,602,770 for the year ended December 31, 2016 and 2,696,785 for the year ended December 31, 2015 were antidilutive and therefore excluded in the computation of diluted earnings per share. There were no antidilutive shares for the year ended December 31, 2014.

NOTE 7. SUPPLEMENTAL INFORMATION
Income Statement

(Millions of dollars) Year Ended December 31,	2016	2015	2014
Selling, General and Administrative
Selling	$493	$507	$572
General and administrative	652	645	736
	$1,145	$1,152	$1,308

Year Ended December 31,	2016	2015	2014
Depreciation and Amortization
Depreciation	$1,071	$1,059	$1,123
Amortization of other intangibles (Note 10)	51	47	47
	$1,122	$1,106	$1,170

Year Ended December 31,	2016	2015	2014
Other Income (Expenses) – Net
Currency related net gains (losses)	$1	$(2)	$1
Partnership income	5	4	16
Severance expense	(7)	(5)	(22)
Business divestitures and asset gains (losses) – net	16	34	36
Other – net	8	(3)	(22)
	$23	$28	$9

Year Ended December 31,	2016	2015	2014
Interest Expense – Net
Interest incurred on debt	$208	$194	$215
Interest capitalized	(34)	(33)	(38)
Bond redemption (a)	16	—	36
	$190	$161	$213

Year Ended December 31,	2016	2015	2014
Income Attributable to Noncontrolling Interests
Noncontrolling interests' operations	$35	$34	$40
Redeemable noncontrolling interests' operations (Note 14)	3	10	12
	$38	$44	$52

Balance Sheet

(Millions of dollars) December 31,	2016	2015
Accounts Receivable
Trade	$1,640	$1,601
Other	122	101
	1,762	1,702
Less: allowance for doubtful accounts (b)	(121)	(101)
	$1,641	$1,601

December 31,	2016	2015
Inventories
Raw materials and supplies	$197	$202
Work in process	45	48
Finished goods	308	281
	$550	$531

December 31,	2016	2015
Prepaid and Other Current Assets
Deferred income taxes (Note 5) (c)	$—	$184
Prepaid (d)	108	110
Other	57	53
	$165	$347

December 31,	2016	2015
Other Long-term Assets
Pension assets (Note 16)	$13	$41
Insurance contracts (e)	74	74
Long-term receivables, net (f)	46	33
Deposits	56	48
Investments carried at cost	14	12
Deferred charges	51	50
Deferred income taxes (Note 5) (c)	185	118
Other	119	100
	$558	$476

December 31,	2016	2015
Other Current Liabilities
Accrued expenses	$285	$247
Payroll	141	114
Cost reduction program (Note 2)	59	44
Pension and postretirement (Note 16)	24	29
Interest payable	78	71
Employee benefit accrual	23	22
Insurance reserves	8	8
Other	223	167
	$841	$702

December 31,	2016	2015
Other Long-term Liabilities
Pension and postretirement (Note 16)	$863	$760
Tax liabilities for uncertain tax positions	44	56
Cost reduction program (Note 2)	6	6
Interest and penalties for uncertain tax positions (Note 5)	6	8
Insurance reserves	25	24
Other	269	301
	$1,213	$1,155

December 31,	2016	2015
Deferred Credits
Deferred income taxes (Note 5) (c)	$1,209	$1,328
Other	63	62
	$1,272	$1,390

December 31,	2016	2015
Accumulated Other Comprehensive Income (Loss)
Cumulative translation adjustment - net of taxes:
North America (g)	$(1,038)	$(899)
South America (g)	(1,969)	(2,272)
Europe (g)	(504)	(526)
Asia (g)	(383)	(285)
Surface Technologies	(52)	(36)
	(3,946)	(4,018)
Derivatives – net of taxes	(1)	(1)
Pension/OPEB funded status obligation (net of $352 million and $325 million tax benefit in 2016 and 2015, respectively) (Note 16)	(653)	(577)
	$(4,600)	$(4,596)

________________________

(a)
In February 2016, Praxair redeemed $325 million of 5.20% notes due March 2017 resulting in a $16 million interest charge ($10 million after-tax, or $0.04 per diluted share). In December 2014, Praxair redeemed $400 million of 5.375% notes due November 2016 for $434 million resulting in an $36 million charge ($22 million after-tax, or $0.07 per diluted share).

(b)
Provisions to the allowance for doubtful accounts were $41 million, $35 million, and $39 million in 2016, 2015, and 2014, respectively. The allowance activity in each period related primarily to write-offs of uncollectible amounts, net of recoveries and currency movements.

(c)
2016 amounts reflect the adoption of the FASB's standard regarding Balance Sheet Classification of Deferred Taxes which requires all current deferred income tax assets and liabilities to be classified as non-current on the balance sheet (see Note 1).

(d)	Includes estimated income tax payments of $39 million and $42 million in 2016 and 2015, respectively.

(e)	Consists primarily of insurance contracts and other investments to be utilized for non-qualified pension and OPEB obligations.

(f)
Long-term receivables are not material and are largely reserved. The balances at December 31, 2016 and 2015 are net of reserves of $50 million and $35 million, respectively. The amounts in both periods relate primarily to government receivables in Brazil and other long-term notes receivable from customers. Collectability is reviewed regularly and uncollectible amounts are written-off as appropriate. The account balance changes during 2016 were primarily due to additional government receivables in Brazil and foreign exchange rate movements.

(g)
North America consists of currency translation adjustments in Canada and Mexico. South America relates primarily to Brazil and Argentina. Europe relates primarily to Spain, Italy and Germany. Asia relates primarily to Korea and India.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT – NET
Significant classes of property, plant and equipment are as follows:

(Millions of dollars) December 31,	Depreciable Lives (Yrs)	2016	2015
Production plants (primarily 15-year life) (a)	10-20	$14,588	$13,778
Storage tanks	15-20	2,360	2,196
Transportation equipment and other	3-15	2,038	1,925
Cylinders (primarily 30-year life)	10-30	1,722	1,654
Buildings	25-40	1,096	1,085
Land and improvements (b)	0-20	559	517
Construction in progress		1,558	1,539
		23,921	22,694
Less: accumulated depreciation		(12,444)	(11,696)
		$11,477	$10,998
(a) - Depreciable lives of production plants related to long-term customer supply contracts are consistent with the contract lives.
(b) - Land is not depreciated.

NOTE 9. GOODWILL
Changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2014	$2,139	$147	$654	$38	$143	$3,121
Acquisitions (Note 3)	21	9	—	23	3	56
Purchase adjustments & other *	(12)	—	—	—	—	(12)
Foreign currency translation	(37)	(58)	(72)	(2)	(10)	(179)
Balance, December 31, 2015	$2,111	$98	$582	$59	$136	$2,986
Acquisitions (Note 3)	61	9	71	—	—	141
Purchase adjustments & other	6	—	—	—	2	8
Foreign currency translation	(13)	25	(24)	(1)	(5)	(18)
Balance, December 31, 2016	$2,165	$132	$629	$58	$133	$3,117

*    Primarily relates to the elimination of goodwill with a divestiture.
Praxair has performed its goodwill impairment tests annually during the second quarter of each year, and historically has determined that the fair value of each of its reporting units was substantially in excess of its carrying value. For the 2016 test, Praxair applied the FASB's accounting guidance which allows the company to first assess qualitative factors to determine the extent of additional quantitative analysis, if any, that may be required to test goodwill for impairment. Based on the qualitative assessments performed, Praxair concluded that it was more likely than not that the fair value of each reporting unit substantially exceeded its carrying value and therefore, further quantitative analysis was not required. As a result, no impairment was recorded. There were no indicators of impairment through December 31, 2016.

NOTE 10. OTHER INTANGIBLE ASSETS

The following is a summary of Praxair’s other intangible assets at December 31, 2016 and 2015:

(Millions of dollars) For the year ended December 31, 2016	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2015	$698	$38	$47	$783
Additions (primarily acquisitions)	72	4	6	82
Foreign currency translation	(16)	(1)	(2)	(19)
Other *	(3)	(7)	—	(10)
Balance, December 31, 2016	751	34	51	836
Less: accumulated amortization:
Balance, December 31, 2015	(179)	(23)	(13)	(215)
Amortization expense	(41)	(6)	(4)	(51)
Foreign currency translation	6	—	—	6
Other *	—	7	—	7
Balance, December 31, 2016	(214)	(22)	(17)	(253)
Net balance at December 31, 2016	$537	$12	$34	$583
(Millions of dollars) For the year ended December 31, 2015	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2014	$693	$37	$47	$777
Additions (primarily acquisitions)	23	2	1	26
Foreign currency translation	(21)	(1)	(1)	(23)
Other *	3	—	—	3
Balance, December 31, 2015	698	38	47	783
Less: accumulated amortization:
Balance, December 31, 2014	(147)	(18)	(9)	(174)
Amortization expense	(37)	(6)	(4)	(47)
Foreign currency translation	7	1	—	8
Other *	(2)	—	—	(2)
Balance, December 31, 2015	(179)	(23)	(13)	(215)
Net balance at December 31, 2015	$519	$15	$34	$568

________________________

*	Other primarily relates to the write-off of fully amortized assets, purchase accounting adjustments and reclassifications.
There are no expected residual values related to these intangible assets. Amortization expense for the years ended December 31, 2016, 2015 and 2014 was $51 million, $47 million and $47 million, respectively. The remaining weighted-average amortization period for intangible assets is approximately 17 years.

Total estimated annual amortization expense is as follows:

(Millions of dollars)
2017	$45
2018	42
2019	40
2020	38
2021	36
Thereafter	382
$583

NOTE 11. DEBT
The following is a summary of Praxair’s outstanding debt at December 31, 2016 and 2015:

(Millions of dollars)	2016	2015
Short-term
Commercial paper and U.S. bank borrowings	$333	$87
Other bank borrowings (primarily international)	101	163
Total short-term debt	434	250
Long-term (a)
U.S. borrowings
0.75% Notes due 2016 (b)	—	400
Floating Rate Notes due 2017	150	150
5.20% Notes due 2017 (b)	—	325
1.05% Notes due 2017 (c)	400	399
1.20% Notes due 2018	499	499
1.25% Notes due 2018 (d)	478	480
4.50% Notes due 2019	598	597
1.90% Notes due 2019	499	499
1.50% Euro denominated notes due 2020	627	646
2.25% Notes due 2020	299	298
4.05% Notes due 2021	497	497
3.00% Notes due 2021	496	496
2.45% Notes due 2022	597	596
2.20% Notes due 2022	498	497
2.70% Notes due 2023	497	497
1.20% Euro denominated notes due 2024 (e)	575	—
2.65% Notes due 2025	397	396
1.625% Euro denominated notes due 2025	519	535
3.20% Notes due 2026 (e)	725	446
3.55% Notes due 2042	662	661
Other	12	3
International bank borrowings	49	57
Obligations under capital lease	7	7
	9,081	8,981
Less: current portion of long-term debt	(164)	(6)
Total long-term debt	8,917	8,975
Total debt	$9,515	$9,231

________________________

(a)	Amounts are net of unamortized discounts, premiums and/or debt issuance cost as applicable.

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

(d)	December 31, 2016 and 2015 include a $4 million and $6 million fair value increase, respectively, related to hedge accounting. See Note 12 for additional information.

(e)
In February 2016, Praxair issued €550 million of 1.20% Euro-denominated notes due 2024. In addition, Praxair issued $275 million of 3.20% notes due 2026. The proceeds of these debt issuances were used for general corporate purposes.

Credit Facilities
At December 31, 2016, the company has the following major credit facility available for future borrowing:

Millions of dollars	Total Facility	Borrowings Outstanding	Available for Borrowing	Expires
Senior Unsecured	$2,500	$—	$2,500	December 2019
The credit facility is non-cancellable by the issuing financial institutions until its maturity in December 2019. No borrowings were outstanding under the credit agreement at December 31, 2016.
Covenants
Praxair’s $2.5 billion senior unsecured credit facility and long-term debt agreements contain various covenants which may, among other things, restrict certain types of mergers and changes in beneficial ownership of the company, and the ability of the company to incur or guarantee debt, sell or transfer certain assets, create liens against assets, enter into sale and leaseback agreements, or pay dividends and make other distributions beyond certain limits. These agreements also require Praxair to not exceed a maximum 70% leverage ratio defined in the agreements as the ratio of consolidated total debt to the sum of consolidated total debt plus consolidated shareholders’ equity of the company. For purposes of the leverage ratio calculation, consolidated shareholders’ equity excludes changes in the cumulative foreign currency translation adjustments after June 30, 2011. At December 31, 2016, the actual leverage ratio, as calculated according to the agreement, was 52% and the company is in compliance with all financial covenants. Also, there are no material adverse change clauses or other subjective conditions that would restrict the company’s ability to borrow under the agreement.
Other Debt Information
As of December 31, 2016 and 2015, the weighted-average interest rate of short-term borrowings outstanding was 1.2% and 3.4%, respectively. The decrease reflects the higher mix of international borrowings in prior year.
Expected maturities of long-term debt are as follows:

(Millions of dollars)
2017	$164	*
2018	985
2019	1,503	*
2020	938
2021	1,006
Thereafter	4,485
	$9,081
________________________
*    $400 million of debt due in 2017 has been reflected in 2019 maturities due to the company’s intent to refinance this debt on a long-term basis and the ability to do so under the $2.5 billion senior unsecured credit facility with a syndicate of banks which expires in 2019.
As of December 31, 2016, $5 million of Praxair’s assets (principally international fixed assets) were pledged as collateral for $5 million of long-term debt, including the current portion of long-term debt.
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
The following table is a summary of the notional amount and fair value of derivatives outstanding at December 31, 2016 and 2015 for consolidated subsidiaries:

			Fair Value
(Millions of dollars)	Notional Amounts		Assets		Liabilities
December 31,	2016	2015	2016	2015	2016	2015
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$2,104	$2,548	$11	$15	$18	$11
Derivatives Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$38	$38	$3	$1	$—	$—
Interest rate contracts:
Interest rate swaps (b)	475	475	4	6	—	—
Total Hedges	$513	$513	$7	$7	$—	$—
Total Derivatives	$2,617	$3,061	$18	$22	$18	$11

________________________

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.

(b)	Assets are recorded in other long term assets.

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
Net Investment Hedges
In 2014, Praxair designated the €600 million ($627 million as of December 31, 2016) 1.50% Euro-denominated notes due 2020 and the €500 million ($519 million as of December 31, 2016) 1.625% Euro-denominated notes due 2025, as a hedge of the net investment position in its European operations. In 2016 Praxair designated an incremental €550 million ($575 million as of December 31, 2016) 1.20% Euro-denominated notes due 2024 as an additional hedge of the net investment position in its European operations. These Euro-denominated debt instruments reduce the company's exposure to changes in the currency exchange rate on investments in foreign subsidiaries with Euro functional currencies. Since hedge inception, exchange rate movements have reduced long-term debt by $339 million ($78 million of which was during the year ended December 31, 2016), with the offsetting gain shown within the cumulative translation component of AOCI in the consolidated balance sheets and the consolidated statements of comprehensive income.
Interest Rate Contracts
Outstanding Interest Rate Swaps
At December 31, 2016, Praxair had one outstanding interest rate swap agreement with a $475 million notional amount related to the $475 million 1.25% notes that mature in 2018. The interest rate swap effectively converts fixed-rate interest to variable-rate interest and is designated as a fair value hedge. Fair value adjustments are recognized in earnings along with an equally offsetting charge / benefit to earnings for the changes in the fair value of the underlying debt instrument. At December 31, 2016, $4 million was recognized as an increase in the fair value of this note ($6 million at December 31, 2015).
Terminated Treasury Rate Locks
The following table summarizes the unrecognized gains (losses) related to terminated treasury rate lock contracts:

			Unrecognized Gain / (Loss) (a)
(Millions of dollars)	Year Terminated	Original Gain / (Loss)	December 31, 2016	December 31, 2015
Treasury Rate Locks
Underlying debt instrument:
$500 million 2.20% fixed-rate notes that mature in 2022 (b)	2012	$(2)	$(1)	$(1)
$500 million 3.00% fixed-rate notes that mature in 2021 (b)	2011	(11)	(5)	(6)
$600 million 4.50% fixed-rate notes that mature in 2019 (b)	2009	16	4	6
Total – pre-tax			$(2)	$(1)
Less: income taxes			1	—
After- tax amounts			$(1)	$(1)

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

The following table summarizes the impact of the company's derivatives not designated as hedging instruments on the consolidated statements of income:

(Millions of dollars)	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
December 31,	2016	2015	2014
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items:
Debt-related	$21	$(162)	$(69)
Other balance sheet items	4	(8)	(2)
Total	$25	$(170)	$(71)
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
The following table summarizes the impact of the company's derivatives designated as hedging instruments that impact AOCI:

(Millions of dollars)	Amount of Gain (Loss) Recognized in AOCI			Amount of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Income
December 31,	2016	2015	2014	2016	2015	2014
Derivatives Designated as Hedging Instruments**
Currency contracts:
Net Investment hedge	$(4)	$—	$(6)	$—	$—	$—
Forecasted purchases	—	—	1	—	—	—
Balance sheet items	1	1	—	—	(1)	—
Interest rate contracts:
Treasury rate locks	—	—	—	(1)	—	—
Total – Pre tax	$(3)	$1	$(5)	$(1)	$(1)	$—
Less: income taxes	—	—	2	1	—	—
Total - Net of Taxes	$(3)	$1	$(3)	$—	$(1)	$—

** The gains (losses) on net investment hedges are recorded as a component of AOCI within foreign currency translation adjustments in the consolidated balance sheets and consolidated statements of comprehensive income. The gains (losses) on forecasted purchases, balance sheet items, and treasury rate locks are recorded as a component of AOCI within derivative instruments in the consolidated balance sheets and the consolidated statements of comprehensive income. There was no ineffectiveness for these instruments during 2016 or 2015. The gains (losses) on net investment hedges are reclassified to earnings only when the related currency translation adjustments are required to be reclassified, usually upon sale or liquidation of the investment. The gains (losses) for interest rate contracts are reclassified to earnings as interest expense –net on a straight-line basis over the remaining maturity of the underlying debt. Net losses of approximately $1 million are expected to be reclassified to earnings during 2017.

NOTE 13. FAIR VALUE DISCLOSURES
The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:
Level 1 – quoted prices in active markets for identical assets or liabilities
Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015:

	Fair Value Measurements Using
(Millions of dollars)	Level 1		Level 2		Level 3
	2016	2015	2016	2015	2016	2015
Assets
Derivative assets	$—	$—	$18	$22	$—	$—
Liabilities
Derivative liabilities	$—	$—	$18	$11	$—	$—
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
The fair value of cash and cash equivalents, short-term debt, accounts receivables-net, and accounts payable approximate carrying value because of the short-term maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues, which is deemed a Level 2 measurement. At December 31, 2016, the estimated fair value of Praxair’s long-term debt portfolio was $9,218 million versus a carrying value of $9,081 million. At December 31, 2015, the estimated fair value of Praxair’s long-term debt portfolio was $9,069 million versus a carrying value of $8,981 million. These differences are attributable to interest-rate changes subsequent to when the debt was issued.

NOTE 14. EQUITY AND NONCONTROLLING INTERESTS
Praxair, Inc. Shareholders’ Equity
At December 31, 2016 and 2015, there were 800,000,000 shares of common stock authorized (par value $0.01 per share) of which 383,230,625 shares were issued and 284,900,776 were outstanding at December 31, 2016 (284,879,079 were outstanding at December 31, 2015).
At December 31, 2016 and 2015, there were 25,000,000 shares of preferred stock (par value $0.01 per share) authorized, of which no shares were issued and outstanding. Praxair’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.
Noncontrolling Interests
Noncontrolling interest ownership changes are presented within the "Additions (Reductions)" line item of the consolidated statements of equity. The $20 million increase during 2016 relates to the sale of an ownership interest in a majority-owned joint venture in India during the third quarter offset by the formation of PG Technologies, LLC ("PGT"), a majority-owned joint venture with GE Aviation, during the fourth quarter. The "Additions (Reductions)" line item of the consolidated statements of equity also includes an increase to Additional Paid-In Capital resulting from the sale of the noncontrolling interest to the PGT joint venture partner.
Redeemable Noncontrolling Interests
Noncontrolling interests with redemption features, such as put/sell options, that are not solely within the company’s control (“redeemable noncontrolling interests”) are reported separately in the consolidated balance sheets at the greater of carrying value or redemption value. For redeemable noncontrolling interests that are not yet exercisable, Praxair calculates the redemption value by accreting the carrying value to the redemption value over the period until exercisable. If the redemption value is greater than the carrying value, any increase is adjusted directly to retained earnings and does not impact net income. At December 31, 2016, the redeemable noncontrolling interest balance includes one packaged gas distributor in the United States where the noncontrolling shareholder has a put option.
The following is a summary of redeemable noncontrolling interests for the years ended December 31, 2016, 2015 and 2014 :

(Millions of dollars)	2016	2015	2014
Beginning Balance	$113	$176	$307
Net income	3	10	12
Distributions to noncontrolling interest	(2)	(7)	(9)
Redemption value adjustment/accretion *	(6)	(40)	2
Foreign currency translation and other	7	(17)	(24)
Purchase/divestiture of noncontrolling interest **	(104)	(9)	(112)
Ending Balance	$11	$113	$176
* In December 2015, Praxair sold its controlling interest in Praxair Distribution Southeast, LLC and, accordingly, removed the related redeemable noncontrolling interests.
** In June 2016, Praxair acquired the remaining 34% stake in a Scandinavian joint venture for $104 million. In January 2014, Praxair acquired the remaining noncontrolling interests in a joint venture in the United States. The cash payments related to these acquisitions are shown in the financing section of the consolidated statements of cash flows under the caption "Noncontrolling interest transactions and other" as there was no change in control.

NOTE 15. SHARE-BASED COMPENSATION
Share-based compensation expense was $39 million in 2016 ($30 million and $51 million in 2015 and 2014, respectively). The income tax benefit recognized was $32 million in 2016 ($8 million and $14 million in 2015 and 2014, respectively). 2016 includes $20 million of excess tax benefits related to the new accounting standard implemented (see Note 1 and Note 5). Expense amounts reflect current estimates of achieving performance targets relating to performance-based compensation. The expense was primarily recorded in selling, general and administrative expenses and no share-based compensation expense was capitalized.
Summary of Plans
The 2009 Praxair, Inc. Long-Term Incentive Plan was initially adopted by the board of directors and shareholders of the company on April 28, 2009 and was amended and restated in its entirety by the board and shareholders on April 22, 2014 ("the 2009 Plan"). Prior to April 28, 2009, equity awards were granted under the 2002 Praxair, Inc. Long-Term Incentive Plan and the company’s ability to make further equity awards under that plan ended with its adoption of the 2009 Plan. The 2009 Plan permits awards of stock options, stock appreciation rights, restricted stock and restricted stock units, performance-based stock units and other equity awards to eligible officer and non-officer employees and non-employee directors of the company and its affiliates. Under the 2009 Plan, as amended and restated in 2014, the aggregate number of shares available for option and other equity grants is 8,000,000 shares, of which up to 2,600,000 shares may be granted as awards other than options or stock appreciation rights. The 2009 Plan also provides calendar year per-participant limits on grants of stock options and stock appreciation rights and on other types of awards intended to qualify as Performance-Based Compensation under Section 162(m) of the Internal Revenue Code. As of December 31, 2016, 3,993,818 shares remained available for equity grants under the 2009 Plan.

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
In order to satisfy option exercises and other equity grants, the Company may issue authorized but previously unissued shares or it may issue treasury shares.
Stock Option Fair Value
The company utilizes the Black-Scholes Options-Pricing Model to determine the fair value of stock options consistent with that used in prior years. Management is required to make certain assumptions with respect to selected model inputs, including anticipated changes in the underlying stock price (i.e., expected volatility) and option exercise activity (i.e., expected life). Expected volatility is based on the historical volatility of the company’s stock over the most recent period commensurate with the estimated expected life of the company’s stock options and other factors. The expected life of options granted, which represents the period of time that the options are expected to be outstanding, is based primarily on historical exercise experience. The expected dividend yield is based on the company’s most recent history and expectation of dividend payouts. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period commensurate with the estimated expected life. If factors change and result in different assumptions in future periods, the stock option expense that the company records for future grants may differ significantly from what the company has recorded in the current period.
The weighted-average fair value of options granted during 2016 was $8.91 ($11.99 in 2015 and $14.62 in 2014) based on the Black-Scholes Options-Pricing model. The decrease in grant date fair value year-over-year is primarily attributable to a decrease in the company's stock price as of the grant date.
The following weighted-average assumptions were used to value the grants in 2016, 2015 and 2014:

Year Ended December 31,	2016	2015	2014
Dividend yield	2.9%	2.2%	2.0%
Volatility	14.4%	13.5%	15.2%
Risk-free interest rate	1.41%	1.51%	1.57%
Expected term years	6	5	5
The following table summarizes option activity under the plans as of December 31, 2016 and changes during the period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

Activity	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2016	11,273	$96.58
Granted	2,473	102.23
Exercised	(1,821)	70.17
Cancelled or expired	(217)	111.25
Outstanding at December 31, 2016	11,708	$101.58	5.6	$212
Exercisable at December 31, 2016	8,018	$96.90	4.2	$177
The aggregate intrinsic value represents the difference between the company’s closing stock price of $117.19 as of December 31, 2016 and the exercise price multiplied by the number of in the money options outstanding as of that date. The total intrinsic value of stock options exercised during 2016 was $82 million ($65 million and $93 million in 2015 and 2014, respectively).
Cash received from option exercises under all share-based payment arrangements for 2016 was $128 million ($72 million and $88 million in 2015 and 2014, respectively). The cash tax benefit realized from share-based compensation totaled $32 million for 2016 ($33 million and $48 million cash tax benefit in 2015 and 2014, respectively).
As of December 31, 2016, $17 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1 year.
Performance-Based and Restricted Stock Awards
In 2016, the company granted performance-based stock awards under the 2009 Plan to senior level executives of 240,505 shares that vest, subject to the attainment of pre-established minimum performance criteria, principally on the third anniversary of their date of grant. These awards are tied to either return on capital ("ROC") performance or relative total shareholder return ("TSR") performance versus that of the S&P 500. The actual number of shares issued in settlement of a vested award can range from zero to 200 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three-year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s common stock on the date of the grant and the estimated performance that will be achieved. Compensation expense for ROC awards will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved. TSR awards are measured at their grant date fair value and not subsequently re-measured.
There were 97,924 restricted stock units granted to employees during 2016. In addition, the company had previously granted restricted stock to certain key employees that vest after a designated service period ranging from 2 to 10 years although the majority of the restricted stock units vest at the end of a three-year service period. Generally, restricted stock does not earn quarterly dividends while vesting. Compensation expense related to the restricted stock units is recognized on a straight-line basis over the vesting period.
The weighted-average fair value of ROC performance-based stock awards and restricted stock units granted during 2016 was $93.46 and $98.18, respectively ($120.04 and $120.24 in 2015 and $121.16 and $122.55 in 2014). These fair values are based on the closing market price of Praxair's common stock on the grant date adjusted for dividends that will not be paid during the vesting period.
The weighted-average fair value of performance-based stock tied to relative TSR performance granted during 2016 was $124.18 per unit (none in 2015 and 2014), and was estimated using a Monte Carlo simulation performed as of the grant date.

The following table summarizes non-vested performance-based and restricted stock award activity as of December 31, 2016 and changes during the period then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2016	802	$114.41	286	$112.48
Granted	241	105.34	98	98.18
Vested	(109)	103.79	(93)	105.92
Cancelled and Forfeited	(220)	105.63	(17)	113.91
Non-vested at December 31, 2016	714	$115.72	274	$109.49
There are approximately 11 thousand performance-based shares and 11 thousand restricted stock shares that are non-vested at December 31, 2016 which will be settled in cash due to foreign regulatory limitations. The liability related to these grants reflects the current estimate of performance that will be achieved and the current common stock price.
As of December 31, 2016, based on current estimates of future performance, $19 million of unrecognized compensation cost related to performance-based awards and $11 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized primarily through the first quarter of 2019.
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
Multi-employer Pension Plans
In the United States Praxair participates in seven multi-employer defined benefit pension plans ("MEPs"), pursuant to the terms of collective bargaining agreements, covering approximately 200 union-represented employees. The collective bargaining agreements expire on different dates through 2021. In connection with such agreements, the Company is required to make periodic contributions to the MEPs in accordance with the terms of the respective collective bargaining agreements. Praxair’s participation in these plans is not material either at the plan level or in the aggregate. Praxair’s contributions to these plans were $2 million in 2016, 2015, and 2014 (these costs are not included in the tables that follow). For all MEPs, Praxair’s contributions were significantly less than 1% of the total contributions to each plan for 2015 and 2014. Total 2016 contributions were not yet available from the MEPs.
Praxair has obtained the most recently available Pension Protection Act ("PPA") zone status letters from the Trustees of the MEPs. The PPA classifies MEPs as either Red, Yellow or Green zone plans. Among other factors, plans in the Red zone are generally less than 65 percent funded; plans in the Yellow zone are generally 65 to 80 percent funded; and plans in the Green zone are generally at least 80 percent funded. According to the most current data available, four of the MEPs that the Company participates in are in a Red zone status; one is in a Yellow zone status; and two are in a Green zone status. As of December 31, 2016, the five Red and Yellow Zone plans have pending or have implemented financial improvement or rehabilitation plans. Praxair does not currently anticipate significant future obligations due to the funding status of these plans. If Praxair determined it was probable that it would withdraw from an MEP, the Company would record a liability for its portion of the MEP’s unfunded pension obligations, as calculated at that time. Historically, such withdrawal payments have not been significant.

Defined Contribution Plans
Praxair’s U.S. business employees are eligible to participate in the Praxair defined contribution savings plan. Employees may contribute up to 40% of their compensation, subject to the maximum allowable by IRS regulations. For the U.S. packaged gases business, company contributions to this plan are calculated as a percentage of salary based on age plus service. U.S. employees other than those in the packaged gases business have company contributions to this plan calculated on a graduated scale based on employee contributions to the plan. The cost for these defined contribution plans was $28 million in 2016, $28 million in 2015 and $26 million in 2014 (these costs are not included in the tables that follow).
The defined contribution plans include a non-leveraged employee stock ownership plan ("ESOP") which covers all employees participating in this plan. The collective number of shares of Praxair common stock in the ESOP totaled 2,703,391 at December 31, 2016.
Certain international subsidiaries of the company also sponsor defined contribution plans where contributions are determined under various formulas. The expense for these plans was $18 million in 2016 and $17 million in 2015 and 2014 (these expenses are not included in the tables that follow).
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
Praxair uses a measurement date of December 31 for its pension and other post-retirement benefit plans.
Pension and Postretirement Benefit Costs
The components of net pension and OPEB costs for 2016, 2015 and 2014 are shown below:

(Millions of dollars) Year Ended December 31,	Pensions			OPEB
	2016	2015	2014	2016	2015	2014
Service cost	$45	$54	$49	$2	$3	$4
Interest cost	100	112	121	6	7	11
Expected return on plan assets	(157)	(154)	(155)	—	—	—
Net amortization and deferral	59	79	60	(3)	(2)	(8)
Net periodic benefit cost before pension settlement charges	$47	$91	$75	$5	$8	$7
Pension settlement charges *	4	7	7	—	—	—
Net periodic benefit cost	$51	$98	$82	$5	$8	$7
* 2016 includes a $4 million pension settlement charge related to lump sum benefits paid to retired senior managers in the third quarter. The third quarter of 2015 and the fourth quarter of 2014 both include charges of $7 million, related primarily to the retirement of senior managers in the United States (see Note 2).

Funded Status
The changes in benefit obligation and plan assets for Praxair’s pension and OPEB programs, including reconciliation of the funded status of the plans to amounts recorded in the consolidated balance sheet, as of December 31, 2016 and 2015 are shown below:

(Millions of dollars) Year Ended December 31,	Pensions
	2016		2015		OPEB
	U.S.	International	U.S.	International	2016	2015
Change in Benefit Obligation ("PBO")
Benefit obligation January 1	$1,992	$580	$2,050	$719	$160	$180
Service cost	31	14	36	18	2	3
Interest cost	70	30	80	32	6	7
Participant contributions	—	—	—	—	10	10
Plan amendment	—	(2)	—	2	(7)	—
Actuarial loss (gain)	104	76	(68)	(41)	4	(9)
Benefits paid	(131)	(33)	(106)	(32)	(20)	(24)
Foreign currency translation	—	1	—	(118)	1	(7)
Benefit obligation, December 31	$2,066	$666	$1,992	$580	$156	$160
Accumulated benefit obligation ("ABO")	$1,970	$639	$1,900	$551
Change in Plan Assets
Fair value of plan assets, January 1	$1,509	$475	$1,607	$561	$—	$—
Actual return on plan assets	117	47	(11)	18	—	—
Company contributions	—	11	—	15	—	—
Benefits paid from plan assets	(119)	(26)	(87)	(28)	—	—
Foreign currency translation	—	—	—	(91)	—	—
Fair value of plan assets, December 31	$1,507	$507	$1,509	$475	$—	$—
Funded Status, End of Year	$(559)	$(159)	$(483)	$(105)	$(156)	$(160)
Recorded in the Balance Sheet
Other long-term assets	$—	$13	$—	$41	$—	$—
Other current liabilities	(7)	(5)	(12)	(4)	(12)	(13)
Other long-term liabilities	(552)	(167)	(471)	(142)	(144)	(147)
Net amount recognized, December 31	$(559)	$(159)	$(483)	$(105)	$(156)	$(160)
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actuarial loss (gain)	$832	$189	$782	$135	$(20)	$(25)
Prior service cost (credit)	—	12	—	11	(8)	(1)
Deferred tax benefit (Note 5)	(318)	(46)	(299)	(37)	12	11
Amount recognized in accumulated other comprehensive income (loss) (Note 7)	$514	$155	$483	$109	$(16)	$(15)

The changes in plan assets and benefit obligations recognized in other comprehensive income in 2016 and 2015 are as follows:

	Pensions		OPEB
(Millions of dollars)	2016	2015	2016	2015
Current year net actuarial losses (gains)*	$172	$38	$4	$(9)
Amortization of net actuarial gains (losses)	(60)	(78)	3	2
Plan amendment	(2)	—	(7)	—
Amortization of prior service credits (costs)	1	(1)	—	—
Pension settlements (Note 2)	(4)	(7)	—	—
Foreign currency translation and other	(2)	(24)	(2)	6
Total recognized in other comprehensive income	$105	$(72)	$(2)	$(1)
________________________

*
Pension net actuarial losses in 2016 are primarily driven by liability experience as well as lower U.S. discount rates. Pension net actuarial losses in 2015 relate primarily to lower actual returns on plan assets when compared with 2014 offset by higher U.S. discount rates. OPEB net actuarial losses in 2016 are largely due to unfavorable plan experience whereas gains in 2015 relate primarily to higher discount rates and favorable plan experience.

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during 2017 are as follows:

(Millions of dollars)	Pension	OPEB
Net actuarial loss (gain)	$65	$2
Prior service cost (credit)	2	1
	$67	$3
The following table provides information for pension plans where the accumulated benefit obligation exceeds the fair value of the plan assets:

(Millions of dollars) Year Ended December 31,	Pensions
	2016		2015
	U.S.	International	U.S.	International
Projected benefit obligation ("PBO")	$2,066	$372	$1,992	$336
Accumulated benefit obligation ("ABO")	$1,970	$365	$1,900	$324
Fair value of plan assets	$1,507	$199	$1,509	$188

Assumptions
The assumptions used to determine benefit obligations are as of the respective balance sheet dates and the assumptions used to determine net benefit cost are as of the previous year-end, as shown below:

	Pensions
	U.S.		International		OPEB
	2016	2015	2016	2015	2016	2015
Weighted average assumptions used to determine benefit obligations at December 31,
Discount rate	4.05%	4.32%	5.09%	5.32%	4.21%	4.24%
Rate of increase in compensation levels	3.25%	3.25%	3.73%	3.57%	N/A	N/A
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate (1)	4.32%	3.95%	5.32%	5.36%	4.24%	4.48%
Rate of increase in compensation levels	3.25%	3.25%	3.57%	3.72%	N/A	N/A
Expected long-term rate of return on plan assets (2)	8.00%	8.00%	7.92%	7.71%	N/A	N/A
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

(2)
The expected long term rate of return on the U.S. and international plan assets is estimated based on the plans' investment strategy and asset allocation, historical capital market performance and, to a lesser extent, historical plan performance. For the U.S. plans, the expected rate of return of 8.00% was derived based on the target asset allocation of 50%-70% equity securities (approximately 9.5% expected return), 20%-40% fixed income securities (approximately 5.5% expected return) and 2% - 10% real estate funds (approximately 7% expected return). For the international plans, the expected rate of return was derived based on the weighted average target asset allocation of 30%-50% equity securities (approximately 10% expected return), 40%-60% fixed income securities (approximately 7.5% expected return), and 0%-10% alternative investments (approximately 7.5% expected return). For the U.S. plan assets, the actual annualized total returns for the most recent 10-year and 20-year periods ended December 31, 2016 were approximately 4.9% and 6.7%, respectively. For the international plan assets, the actual annualized total returns for the same two periods were approximately 6.9% and 8.6%, respectively. Changes to plan asset allocations and investment strategy over this time period limit the value of historical plan performance as factor in estimating the expected long term rate of return. For 2017, the expected long-term rate of return on plan assets will be 8.00% for the U.S. plans. Expected weighted average returns for international plans will vary.

	OPEB
Assumed healthcare cost trend rates	2016	2015
Healthcare cost trend assumed	7.00%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020
These healthcare-cost trend rate assumptions have an impact on the amounts reported. However, cost caps limit the impact on the net OPEB benefit cost in the U.S. To illustrate the effect, a one-percentage point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage Point
(Millions of dollars)	Increase	Decrease
Effect on the total of service and interest cost components of net OPEB benefit cost	$—	$—
Effect on OPEB benefit obligation	$4	$(3)
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
The international pension plans are managed individually based on diversified investment portfolios, with different target asset allocations that vary for each plan. Praxair’s U.S. and international pension plans’ weighted-average asset allocations at December 31, 2016 and 2015, and the target asset allocation range for 2016, by major asset category, are as follows:

	U.S.			International
Asset Category	Target	2016	2015	Target	2016	2015
Equity securities	50%-70%	59%	62%	30%-50%	35%	50%
Fixed income securities	20%-40%	32%	30%	40%-60%	56%	41%
Other	2% - 10%	9%	8%	0%-10%	9%	9%

The following table summarizes pension assets measured at fair value by asset category at December 31, 2016 and 2015. During the years presented, there has been no transfer of assets between Levels 1, 2 and 3 (see Note 13 for definition of the levels):

	Fair Value Measurements Using
	Level 1		Level 2		Level 3 **		Total
(Millions of dollars)	2016	2015	2016	2015	2016	2015	2016	2015
Cash and cash equivalents	$3	$1	$—	$—	$—	$—	$3	$1
Equity securities:
U.S. equities	344	302	—	—	—	—	344	302
International equities	37	62	—	—	—	—	37	62
Mutual funds	2	236	—	—	—	—	2	236
Fixed income securities:
U.S. government bonds	—	—	51	50	—	—	51	50
International government bonds	—	—	159	89	—	—	159	89
Mutual funds	104	91	—	—	—	—	104	91
Corporate bonds	—	—	194	163	—	—	194	163
Other:
Insurance contracts	—	—	—	—	45	43	45	43
Real Estate Funds	—	—	—	—	135	123	135	123
Total plan assets at fair value, December 31,	$490	$692	$404	$302	$180	$166	$1,074	$1,160
Pooled funds *							940	824
Total fair value plan assets December 31,							$2,014	$1,984
* Pooled funds are measured using the net asset value ("NAV") as a practical expedient for fair value as permissible under the accounting standard for fair value measurements and have not been categorized in the fair value hierarchy in accordance with recently issued accounting standards updates related to Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share. Pooled fund NAVs are provided by the trustee and are determined by reference to the fair value of the underlying securities of the trust, less its liabilities, which are valued primarily through the use of directly or indirectly observable inputs. Depending on the pooled fund, underlying securities may include marketable equity securities or fixed income securities.
** The following table summarizes changes in fair value of the pension plan assets classified as level 3 for the periods ended December 31, 2016 and 2015:

(Millions of dollars)	Insurance Contracts	Real Estate Funds	Total
Balance, December 31, 2014	$53	$110	$163
Gain/(Loss) for the period	(4)	13	9
Acquisitions	—	—	—
Foreign currency translation	(6)	—	(6)
Balance, December 31, 2015	43	123	166
Gain/(Loss) for the period	3	12	15
Acquisitions	—	—	—
Foreign currency translation	(1)	—	(1)
Balance, December 31, 2016	$45	$135	$180
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
Mutual Funds – These categories consist of publicly and privately managed funds that invest primarily in marketable equity and fixed income securities. The fair value of these investments is determined by reference to the net asset value of the underlying securities of the fund. Shares of publicly traded mutual funds are valued at the net asset value quoted on the exchange where the fund is traded and are classified as level 1 within the valuation hierarchy.
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
Insurance Contracts – The fair value of insurance contracts is determined based on the cash surrender value of the insurance contract, which is determined based on such factors as the fair value of the underlying assets and discounted cash flows. These contracts are with highly rated insurance companies. Insurance contracts are classified within level 3 of the valuation hierarchy.
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
Contributions
At a minimum, Praxair contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the timing of discretionary contributions from year to year. Pension contributions were $11 million in 2016, $15 million in 2015 and $18 million in 2014. Estimated required contributions for 2017 are currently expected to be in the area of $10 million to $15 million.
Estimated Future Benefit Payments
The following table presents estimated future benefit payments, net of participants contributions:

(Millions of dollars)	Pensions
Year Ended December 31,	U.S.	International	OPEB
2017	$105	$32	$13
2018	115	32	12
2019	122	35	12
2020	123	37	11
2021	126	38	11
2022-2026	661	210	47

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

•
At December 31, 2016 the most significant non-income and income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $225 million. Praxair has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

•
On September 1, 2010, CADE ("Brazilian Administrative Council for Economic Defense") announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines on all five companies. Originally, CADE imposed a civil fine of R$2.2 billion Brazilian reais (US$675 million) against White Martins, the Brazil-based subsidiary of Praxair, Inc. In response to a motion for clarification, the fine was reduced to R$1.7 billion Brazilian reais (US$522 million) due to a calculation error made by CADE. The amount of the fine is subject to indexation using SELIC. On September 2, 2010, Praxair issued a press release and filed a report on Form 8-K rejecting all claims and stating that the fine represents a gross and arbitrary disregard of Brazilian law.

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

Commitments and Contractual Obligations
The following table sets forth Praxair’s material commitments and contractual obligations as of December 31, 2016, excluding leases, tax liabilities for uncertain tax positions, long-term debt, other post retirement and pension obligations which are summarized elsewhere in the financial statements (see Notes 4, 5, 11, and 16):

(Millions of dollars) Expiring through December 31,	Unconditional Purchase Obligations	Construction Commitments
2017	$585	$836
2018	534	271
2019	476	125
2020	422	—
2021	434	—
Thereafter	2,645	—
	$5,096	$1,232
Unconditional purchase obligations of $5,096 million represent contractual commitments under various long and short-term take-or-pay arrangements with suppliers and are not included on Praxair's balance sheet. These obligations are primarily minimum-purchase commitments for helium, electricity, natural gas and feedstock used to produce atmospheric and process gases. A significant portion of these obligations is passed on to customers through similar take-or-pay or other contractual arrangements. Purchase obligations that are not passed along to customers through such contractual arrangements are subject to market conditions, but do not represent a material risk to Praxair. During 2016, payments related to Praxair's unconditional purchase obligations totaled $887 million, including $444 million for electricity and $150 million for natural gas. Approximately $2,770 million of the purchase obligations relates to power and is intended to secure the uninterrupted supply of electricity and feedstock to Praxair's plants to reliably satisfy customer product supply obligations, and extend through 2030. Certain of the power contracts contain various cancellation provisions requiring supplier agreement, and many are subject to annual escalations based on local inflation factors. The purchase obligations also include a multi-year contract for silane, with a total purchase obligation of $86 million as of December 31, 2016. At December 31, 2016, Praxair's current selling prices and estimated future demand for silane are in excess of its contractual purchase obligations under the contract.
Construction commitments of $1,232 million represent outstanding commitments to complete authorized construction projects as of December 31, 2016. A significant portion of Praxair’s capital spending is related to the construction of new production facilities to satisfy customer commitments which may take a year or more to complete.
Unconsolidated equity investees had total debt of approximately $305 million at December 31, 2016, which was non-recourse to Praxair. Additionally, Praxair pledged its interest in an unconsolidated equity investment as collateral for $22 million of debt held by that same equity investee. Praxair has no significant financing arrangements with closely-held related parties.
At December 31, 2016, Praxair had undrawn outstanding letters of credit, bank guarantees and surety bonds valued at approximately $415 million from financial institutions. These relate primarily to customer contract performance guarantees (including plant construction in connection with certain on-site contracts), self-insurance claims and other commercial and governmental requirements, including foreign litigation matters.

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
The table below presents information about reportable segments for the years ended December 31, 2016, 2015 and 2014.

(Millions of dollars)	2016	2015	2014
Sales (a)
North America	$5,592	$5,865	$6,436
Europe	1,392	1,320	1,546
South America	1,399	1,431	1,993
Asia	1,555	1,551	1,619
Surface Technologies	596	609	679
	$10,534	$10,776	$12,273

	2016	2015	2014
Operating Profit
North America	$1,430	$1,558	$1,580
Europe	273	250	291
South America	257	291	449
Asia	276	289	303
Surface Technologies	102	105	123
Segment operating profit	2,338	2,493	2,746
Cost reduction program and other charges (Note 2)	(100)	(172)	(138)
Total operating profit	$2,238	$2,321	$2,608

	2016	2015	2014
Total Assets (b)
North America	$10,019	$9,748	$10,187
Europe	2,928	2,704	2,996
South America	2,748	2,124	2,718
Asia	2,984	3,113	3,194
Surface Technologies	653	630	674
	$19,332	$18,319	$19,769

	2016	2015	2014
Depreciation and Amortization
North America	$614	$609	$611
Europe	155	145	168
South America	133	135	177
Asia	179	176	170
Surface Technologies	41	41	44
	$1,122	$1,106	$1,170

	2016	2015	2014
Capital Expenditures and Acquisitions
North America	$989	$869	$837
Europe	402	227	319
South America	232	285	373
Asia	165	208	310
Surface Technologies	40	34	56
	$1,828	$1,623	$1,895

	2016	2015	2014
Sales by Product Group
Atmospheric gases and related	$7,329	$7,595	$8,623
Process gases and other	2,609	2,572	2,971
Surface technologies	596	609	679
	$10,534	$10,776	$12,273

	2016	2015	2014
Sales by Major Country
United States	$4,623	$4,771	$5,171
Brazil	1,091	1,107	1,511
Other – foreign	4,820	4,898	5,591
	$10,534	$10,776	$12,273

	2016	2015	2014
Long-lived Assets by Major Country (c)
United States	$4,922	$4,825	$4,817
Brazil	1,262	986	1,344
Other – foreign	5,293	5,187	5,836
	$11,477	$10,998	$11,997
________________________

(a)	Sales reflect external sales only. Intersegment sales, primarily from North America to other segments, were not material.

(b)	Includes equity investments as of December 31, as follows:

(Millions of dollars)	2016	2015	2014
North America	$121	$127	$132
Europe	243	195	207
Asia	353	343	354
	$717	$665	$693
Changes primarily relate to equity investment earnings, dividends and currency impacts.

(c)	Long-lived assets include property, plant and equipment – net.

NOTE 19. QUARTERLY DATA (UNAUDITED)
(Dollar amounts in millions, except per share data)

2016	1Q (a)	2Q	3Q (a)	4Q	YEAR (a)
Sales	$2,509	$2,665	$2,716	$2,644	$10,534
Cost of sales, exclusive of depreciation and amortization	$1,381	$1,468	$1,533	$1,478	$5,860
Depreciation and amortization	$272	$281	$284	$285	$1,122
Operating profit	$554	$588	$497	$599	$2,238
Net income – Praxair, Inc.	$356	$399	$339	$406	$1,500
Basic Per Share Data
Net income	$1.25	$1.40	$1.19	$1.42	$5.25
Weighted average shares (000’s)	285,429	285,702	285,858	285,720	285,677
Diluted Per Share Data
Net income	$1.24	$1.39	$1.18	$1.41	$5.21
Weighted average shares (000’s)	286,665	287,727	288,195	287,956	287,757

2015	1Q	2Q (a)	3Q (a)	4Q	YEAR (a)
Sales	$2,757	$2,738	$2,686	$2,595	$10,776
Cost of sales, exclusive of depreciation and amortization	$1,530	$1,516	$1,488	$1,426	$5,960
Depreciation and amortization	$277	$278	$276	$275	$1,106
Operating profit	$623	$480	$594	$624	$2,321
Net income – Praxair, Inc.	$416	$308	$401	$422	$1,547
Basic Per Share Data
Net income	$1.44	$1.07	$1.40	$1.48	$5.39
Weighted average shares (000’s)	289,143	287,939	285,651	285,288	287,005
Diluted Per Share Data
Net income	$1.43	$1.06	$1.40	$1.47	$5.35
Weighted average shares (000’s)	291,652	290,102	287,311	286,856	289,055

________________________

(a)	2016 and 2015 include the impact of the following charges (see Notes 2, 11 & 16):

(Millions of dollars)	Operating Profit/ (Loss)	Net Income/ (Loss)	Diluted Earnings Per Share
Bond Redemption -Q1	$—	$(10)	$(0.04)
Cost reduction program and other charges - Q3	(96)	(63)	(0.22)
Pension settlement charge - Q3	(4)	(3)	(0.01)
Year 2016	$(100)	$(76)	$(0.27)

Cost reduction program and other charges - Q2	$(146)	$(112)	$(0.39)
Cost reduction program and other charges - Q3	(19)	(13)	(0.04)
Pension settlement charge - Q3	(7)	(5)	(0.02)
Year 2015	$(172)	$(130)	$(0.45)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
Management’s Report on Internal Control Over Financial Reporting
Praxair’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, Praxair conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (often referred to as COSO). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2016.
Praxair’s evaluation of internal control over financial reporting as of December 31, 2016 did not include the internal control over financial reporting related to Yara International ASA's European carbon dioxide business because they were acquired by Praxair in a purchase business combination consummated during 2016. Total assets and sales for this acquisition represent 1.1% and 0.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2016 (See Note 3 to the consolidated financial statements in Item 8).
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued their opinion on the company’s internal control over financial reporting as of December 31, 2016 as stated in their report in Item 8.
Changes in Internal Control over Financial Reporting
There were no changes in Praxair’s internal control over financial reporting that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, Praxair’s internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
None.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information required by this item is incorporated herein by reference to the sections captioned “Corporate Governance and Board Matters - Director Nominees” and “Corporate Governance And Board Matters-Section 16(a) Beneficial Ownership Reporting Compliance” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2017.
Identification of the Audit Committee
Praxair has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The members of that Audit Committee are Raymond W. LeBoeuf, Chairman, Ira D. Hall, Nance K. Dicciani and Larry D. McVay.
Audit Committee Financial Expert
The Praxair Board of Directors has determined that each of, Raymond W. LeBoeuf and Ira D. Hall is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act and is independent within the meaning of the independence standards adopted by the Board of Directors and those of the New York Stock Exchange.
Code of Ethics
Praxair has adopted a code of ethics that applies to the company’s directors and all employees, including its Chief Executive Officer, Chief Financial Officer, and Controller. This code of ethics has been approved by the Praxair Board of Directors and is named the “Compliance with Laws and Business Integrity and Ethics Policy”. To assist employees and directors in complying with this code of ethics, management, from time to time, develops specific standards implementing certain provisions of the code which standards are contained in Praxair’s “Standards of Business Integrity.” Both documents are posted on the company’s public website, www.praxair.com but are not incorporated herein.
ITEM 11.     EXECUTIVE COMPENSATION
Information required by this item is incorporated herein by reference to the sections captioned “Executive Compensation Matters” and “Corporate Governance and Board Matters - Director Compensation” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2017.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans Information – The table below provides information as of December 31, 2016 about company stock that may be issued upon the exercise of options, warrants and rights granted to employees or members of Praxair’s Board of Directors under present and former equity compensation plans, including plans approved by shareholders and one plan which has not been approved by shareholders, the 1996 Praxair, Inc. Performance Incentive Plan ("the 1996 Plan"). The equity compensation plan not approved by shareholders was terminated in March 2001 and directors and officers of the company were not eligible to participate in that plan. Shareholder approval of that plan was not required under applicable NYSE rules. The 1996 Plan provided for granting nonqualified or incentive stock options, stock grants, performance awards and other stock related incentives for key employees. The exercise price under the 1996 Plan was equal to the closing price of Praxair’s common stock on the date of grant. Options that were granted under this plan became exercisable after one or more years after the date of grant and the option term was no more than ten years.

EQUITY COMPENSATION PLANS TABLE

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	12,695,921	(1)	$93.67	3,993,818
Equity compensation plans not approved by shareholders	—		—	—
Total	12,695,921		$93.67	3,993,818

________________________

(1)
This amount includes 274,422 restricted shares and 713,620 performance shares. Up to an additional 713,620 performance shares could be issued if performance goals are achieved at the maximum specified targets. See Note 15 to the consolidated financial statements.

Certain information required by this item regarding the beneficial ownership of the Company’s common stock is incorporated herein by reference to the section captioned “Information on Share Ownership” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2017.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated herein by reference to the sections captioned “Corporate Governance And Board Matters – Review, Approval or Ratification of Transactions with Related Persons,” “Corporate Governance And Board Matters – Certain Relationships and Transactions,” and “Corporate Governance And Board Matters – Director Independence” in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2017.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is incorporated herein by reference to the section captioned “Audit Matters - Fees Paid to the Independent Auditor” and "Audit Matters - Non-Audit Engagement Services Pre-Approval Policy" in Praxair’s Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2017.

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	The company’s 2016 Consolidated Financial Statements and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules – All financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits – The exhibits filed as part of this Annual Report on Form 10-K are listed in the accompanying index.

SIGNATURES
Praxair, Inc. and Subsidiaries
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAXAIR, INC.
(Registrant)
Date: March 1, 2017	By:	/s/ KELCEY E. HOYT
Kelcey E. Hoyt Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2017.

/s/ STEPHEN F. ANGEL	/s/ MATTHEW J. WHITE	/s/ OSCAR DE PAULA BERNARDES
Stephen F. Angel Chairman, President, Chief Executive Officer and Director	Matthew J. White Senior Vice President and Chief Financial Officer	Oscar de Paula Bernardes Director

/s/ NANCE K. DICCIANI	/s/ EDWARD G. GALANTE	/s/ IRA D. HALL
Nance K. Dicciani Director	Edward G. Galante Director	Ira D. Hall Director

/s/ RAYMOND W. LEBOEUF	/s/ LARRY D. MCVAY	/s/ MARTIN H. RICHENHAGEN
Raymond W. LeBoeuf Director	Larry D. McVay Director	Martin H. Richenhagen Director

/s/ WAYNE T. SMITH	/s/ ROBERT L. WOOD
Wayne T. Smith Director	Robert L. Wood Director

INDEX TO EXHIBITS
Praxair, Inc. and Subsidiaries

Exhibit No.	Description

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

*10.05c	Second Amendment to Praxair, Inc. Supplemental Retirement Income Plan A effective February 28, 2017 is filed herewith.

*10.05d
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

*10.05g	Third Amendment to Praxair, Inc. Supplemental Retirement Income Plan B effective February 28, 2017 is filed herewith.

Exhibit No.	Description

*10.05h
Praxair, Inc. Equalization Benefit Plan amended and restated effective December 31, 2007 (Filed as Exhibit 10.05c to the Company’s 2008 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.05i
First amendment to the Praxair, Inc. Equalization Benefit Plan effective January 1, 2010 (Filed as Exhibit 10.05f to the Company’s 2009 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.05j	Second Amendment to the Praxair, Inc. Equalization Benefit Plan effective February 28, 2017 is filed herewith.

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

*10.07a	First Amendment to the Praxair Compensation Deferral Program effective February 28, 2017 is filed herewith.

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

*10.18
Praxair, Inc. Plan for Determining Performance-Based Awards Under Section 162(m) (Filed as Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, Filing No. 1-11037, and incorporated herein by reference).

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

*10.28c
Form of Performance Share Unit Award under the Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan for grants made in 2016 and thereafter with Total Shareholder Return performance metrics (Filed as Exhibit 10.28C to the Company’s 2015 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.28d
Form of Non-Employee Director Restricted Stock Unit Award under the Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, Filing No. 1-11037, and incorporated herein by reference.

10.29	Form of Standard Underwriting Provisions was filed as Exhibit 1.1 to the Company’s Registration Statement on Form S-3 filed on May 12, 2015, and is incorporated herein by reference.

10.30
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

Exhibit No.	Description

10.31
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

10.32
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

10.34
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