Form 10-Q
period 2017-03-31
PRAXAIR INC
filed 2017-04-27
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
PRAXAIR, INC.
(Exact name of registrant as specified in its charter)
DELAWARE
(State or other jurisdiction of incorporation)

1-11037	06-1249050
(Commission File Number)	(IRS Employer Identification No.)

10 Riverview Drive, DANBURY, CT	06810-5113
(Address of principal executive offices)	(Zip Code)
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At March 31, 2017, 285,353,938 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended March 31,
	2017	2016
SALES	$2,728	$2,509
Cost of sales, exclusive of depreciation and amortization	1,545	1,381
Selling, general and administrative	279	274
Depreciation and amortization	287	272
Research and development	23	23
Transaction costs and other charges	6	—
Other income (expense) - net	(6)	(5)
OPERATING PROFIT	582	554
Interest expense - net	41	65
INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	541	489
Income taxes	149	133
INCOME BEFORE EQUITY INVESTMENTS	392	356
Income from equity investments	12	10
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	404	366
Less: noncontrolling interests	(15)	(10)
NET INCOME - PRAXAIR, INC.	$389	$356
PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share	$1.36	$1.25
Diluted earnings per share	$1.35	$1.24
Cash dividends per share	$0.7875	$0.75
WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	285,509	285,429
Diluted shares outstanding	287,384	286,665
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Millions of dollars)
(UNAUDITED)

	Quarter Ended March 31,
	2017	2016
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$404	$366

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	317	342
Income taxes	3	16
Translation adjustments	320	358
Funded status - retirement obligations (Note 11):
Retirement program remeasurements	(3)	(5)
Reclassifications to net income	4	14
Income taxes	(1)	(5)
Funded status - retirement obligations	—	4
Derivative instruments (Note 6):
Current quarter unrealized gain (loss)	(1)	—
Reclassifications to net income	—	—
Income taxes	1	—
Derivative instruments	—	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	320	362

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	724	728
Less: noncontrolling interests	(20)	(26)
COMPREHENSIVE INCOME (LOSS) - PRAXAIR, INC.	$704	$702
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$519	$524
Accounts receivable - net	1,730	1,641
Inventories	561	550
Prepaid and other current assets	204	165
TOTAL CURRENT ASSETS	3,014	2,880
Property, plant and equipment (less accumulated depreciation of $12,842 in 2017 and $12,444 in 2016)	11,692	11,477
Goodwill	3,141	3,117
Other intangible assets - net	574	583
Other long-term assets	1,244	1,275
TOTAL ASSETS	$19,665	$19,332
LIABILITIES AND EQUITY
Accounts payable	$860	$906
Short-term debt	411	434
Current portion of long-term debt	10	164
Other current liabilities	968	974
TOTAL CURRENT LIABILITIES	2,249	2,478
Long-term debt	8,947	8,917
Other long-term liabilities	2,494	2,485
TOTAL LIABILITIES	13,690	13,880
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 14)	10	11
Praxair, Inc. Shareholders’ Equity:
Common stock $0.01 par value, authorized - 800,000,000 shares, issued 2017 and 2016 - 383,230,625 shares	4	4
Additional paid-in capital	4,071	4,074
Retained earnings	13,041	12,879
Accumulated other comprehensive income (loss) (Note 14)	(4,285)	(4,600)
Less: Treasury stock, at cost (2017 - 97,876,687 shares and 2016 - 98,329,849 shares)	(7,302)	(7,336)
Total Praxair, Inc. Shareholders’ Equity	5,529	5,021
Noncontrolling interests	436	420
TOTAL EQUITY	5,965	5,441
TOTAL LIABILITIES AND EQUITY	$19,665	$19,332
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Three months ended March 31,
	2017	2016
OPERATIONS
Net income - Praxair, Inc.	$389	$356
Noncontrolling interests	15	10
Net income (including noncontrolling interests)	404	366
Adjustments to reconcile net income to net cash provided by operating activities:
Transaction costs and other charges	6	—
Depreciation and amortization	287	272
Deferred income taxes	22	9
Share-based compensation	12	8
Working capital:
Accounts receivable	(49)	(20)
Inventory	(2)	(7)
Prepaid and other current assets	(13)	1
Payables and accruals	(42)	(77)
Pension contributions	(3)	(2)
Long-term assets, liabilities and other	88	3
Net cash provided by operating activities	710	553
INVESTING
Capital expenditures	(327)	(323)
Acquisitions, net of cash acquired	(1)	(63)
Divestitures and asset sales	4	2
Net cash used for investing activities	(324)	(384)
FINANCING
Short-term debt borrowings (repayments) - net	(24)	(77)
Long-term debt borrowings	7	898
Long-term debt repayments	(156)	(726)
Issuances of common stock	26	34
Purchases of common stock	(11)	(32)
Cash dividends - Praxair, Inc. shareholders	(225)	(214)
Noncontrolling interest transactions and other	(13)	(2)
Net cash provided by (used for) financing activities	(396)	(119)
Effect of exchange rate changes on cash and cash equivalents	5	24
Change in cash and cash equivalents	(5)	74
Cash and cash equivalents, beginning-of-period	524	147
Cash and cash equivalents, end-of-period	$519	$221
The accompanying notes are an integral part of these financial statements.

INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Notes to Condensed Consolidated Financial Statements - Praxair, Inc. and Subsidiaries (Unaudited)

PRAXAIR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Summary of Significant Accounting Policies
Presentation of Condensed Consolidated Financial Statements - In the opinion of Praxair, Inc. (Praxair) management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented and such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements of Praxair, Inc. and subsidiaries in Praxair’s 2016 Annual Report on Form 10-K. There have been no material changes to the company’s significant accounting policies during 2017.
Accounting Standards Implemented in 2017
Simplifying the Measurement of Inventory – In July 2015, the FASB issued updated guidance on the measurement of inventory. The new guidance requires that inventory be measured at the lower of cost or net realizable value, previously inventory was measured at the lower of cost or market. The adoption of this guidance resulted in no material impact.
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

The Company is currently in the process of evaluating and implementing this new guidance, as required, and at this time expects to use the modified retrospective basis starting in 2018. Praxair will provide additional updates in future filings, as appropriate.

•
Leases – In February 2016, the FASB issued updated guidance on the accounting and financial statement presentation of leases. The new guidance requires lessees to recognize a right-of-use asset and lease liability for all leases, except those that meet certain scope exceptions, and would require expanded quantitative and qualitative disclosures. This guidance will be effective for Praxair beginning in the first quarter 2019, with early adoption optional, and requires companies to transition using a modified retrospective approach. Praxair is in the early stages of reviewing the new guidance and will provide updates on the expected impact to Praxair in future filings, as appropriate.

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

•
Pension Costs - In March 2017, the FASB issued updated guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires the service cost component be reported in the same line item or items as other compensation costs arising from services rendered by employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and not included within operating profit. This guidance will be effective for Praxair beginning in the first quarter 2018, with early adoption optional, and requires companies to transition using a retrospective approach for the presentation of the service cost component and the other cost components and prospectively for the capitalization of the service cost component. Praxair is currently evaluating the impact this update will have on our consolidated financial statements.

Reclassifications – Certain prior years’ amounts have been reclassified to conform to the current year’s presentation, including reclassifications to the condensed consolidated statement of cash flows due to the adoption of the share-based payment accounting standard adopted in the second quarter of 2016.
2. Transaction Costs and Other Charges
2017 Transaction Costs
In the first quarter of 2017, Praxair incurred transaction costs in connection with the intended business combination with Linde AG ("Linde") totaling $6 million after-tax ($0.02 per diluted share).

Classification in the condensed consolidated financial statements
The costs are shown within operating profit in a separate line item on the consolidated statements of income. On the condensed consolidated statement of cash flows, the impact of these costs, net of cash payments, is shown as an adjustment to reconcile net income to net cash provided by operating activities. In Note 13 - Segments, Praxair excluded these costs from its management definition of segment operating profit; a reconciliation of segments operating profit to consolidated operating profit is shown within the segment operating profit table.

2016 and 2015 Cost Reduction Programs and Other Charges
In the third quarter of 2016, Praxair recorded pre-tax charges totaling $96 million ($63 million after-tax and noncontrolling interests or $0.22 per diluted share). In the second quarter of 2015, Praxair recorded pre-tax charges totaling $146 million ($112 million after-tax and noncontrolling interests, or $0.39 per diluted share) and in the third quarter recorded pre-tax charges totaling $19 million ($13 million after-tax or $0.04 per diluted share).

Reconciliation

The following table summarizes the activities related to the company's cost reduction programs for the three months ended March 31, 2017:

(millions of dollars)	Severance costs	Other Charges	Total
Balance, January 1, 2017	$38	$27	$65
Less: Cash payments	(8)	(1)	(9)
Less: Non-cash charges	—	—	—
Foreign currency translation	—	—	—
Balance, March 31, 2017	$30	$26	$56
2016 Bond Redemption Charge
In February 2016, Praxair redeemed $325 million of 5.20% notes due March 2017 resulting in a $16 million interest charge ($10 million after-tax, or $0.04 per diluted share).

For further details regarding the cost reduction program and other charges, refer to Note 2 to the consolidated financial statements of Praxair's 2016 Annual Report on Form 10-K.
3. Acquisitions
2016 Acquisitions

During the three months ended March 31, 2016, Praxair had acquisitions totaling $63 million, primarily acquisitions of packaged gases businesses in North America and Europe. These transactions resulted in goodwill and other intangible assets of $34 million and $15 million, respectively.

4. Supplemental Information
Inventories
The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	March 31, 2017	December 31, 2016
Inventories
Raw materials and supplies	$196	$197
Work in process	47	45
Finished goods	318	308
Total inventories	$561	$550

Long-term receivables
Long-term receivables are not material and are largely reserved. Such long-term receivables are included within other long-term assets in the condensed consolidated balance sheets and totaled $45 million and $46 million at March 31, 2017 and December 31, 2016, respectively. These amounts are net of reserves of $52 million and $50 million, respectively. The amounts in both periods relate primarily to government receivables in Brazil and other long-term notes receivable from customers. Collectability is reviewed regularly and uncollectible amounts are written off as appropriate.

5. Debt
The following is a summary of Praxair’s outstanding debt at March 31, 2017 and December 31, 2016:

(Millions of dollars)	March 31, 2017	December 31, 2016
SHORT-TERM
Commercial paper and U.S. bank borrowings	$360	$333
Other bank borrowings (primarily international)	51	101
Total short-term debt	411	434
LONG-TERM (a)
U.S. borrowings (U.S. dollar denominated unless otherwise noted)
Floating Rate Notes due 2017 (b)	—	150
1.05% Notes due 2017 (c)	400	400
1.20% Notes due 2018 (c)	499	499
1.25% Notes due 2018 (d)	477	478
4.50% Notes due 2019	598	598
1.90% Notes due 2019	499	499
1.50% Euro-denominated notes due 2020	635	627
2.25% Notes due 2020	299	299
4.05% Notes due 2021	498	497
3.00% Notes due 2021	497	496
2.45% Notes due 2022	597	597
2.20% Notes due 2022	498	498
2.70% Notes due 2023	497	497
1.20% Euro-denominated notes due 2024	583	575
2.65% Notes due 2025	397	397
1.625% Euro-denominated notes due 2025	525	519
3.20% Notes due 2026	725	725
3.55% Notes due 2042	662	662
Other	12	12
International bank borrowings	55	49
Obligations under capital leases	4	7
	8,957	9,081
Less: current portion of long-term debt (b)	(10)	(164)
Total long-term debt	8,947	8,917
Total debt	$9,368	$9,515

(a)	Amounts are net of unamortized discounts, premiums and/or debt issuance costs as applicable.

(b)	In February 2017, Praxair repaid $150 million of floating rate notes that became due.

(c)
Classified as long-term because of the company’s intent to refinance this debt on a long-term basis and the availability of such financing under the terms of an existing $2.5 billion long-term credit facility.

(d)	March 31, 2017 and December 31, 2016 include a $2 million and $4 million fair value increase, respectively, related to hedge accounting. See Note 6 for additional information.

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
The following table is a summary of the notional amount and fair value of derivatives outstanding at March 31, 2017 and December 31, 2016 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets		Liabilities
(Millions of dollars)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$2,196	$2,104	$35	$11	$7	$18
Derivatives Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$38	$38	$1	$3	$—	$—
Forecasted purchases (a)	12	—	—	—	—	—
Interest rate contracts:
Interest rate swaps (b)	475	475	2	4	—	—
Total Hedges	$525	$513	$3	$7	$—	$—
Total Derivatives	$2,721	$2,617	$38	$18	$7	$18

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.

(b)	Assets are recorded in other long term assets.
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
Net Investment Hedge

In 2014 Praxair designated the €600 million ($635 million as of March 31, 2017) 1.50% Euro-denominated notes due 2020 and the €500 million ($525 million as of March 31, 2017) 1.625% Euro-denominated notes due 2025, as a hedge of the net investment position in its European operations. In 2016 Praxair designated an incremental €550 million ($583 million as of March 31, 2017) 1.20% Euro-denominated notes due 2024 as an additional hedge of the net investment position in its European operations. These Euro-denominated debt instruments reduce the company's exposure to changes in the currency exchange rate on investments in foreign subsidiaries with Euro functional currencies. Since hedge inception, exchange rate movements have reduced long-term debt by $317 million (long-term debt increased by $22 million during the first quarter of 2017), with the offsetting gain shown within the cumulative translation component of AOCI in the condensed consolidated balance sheets and the consolidated statements of comprehensive income.
Interest Rate Contracts
Outstanding Interest Rate Swaps
At March 31, 2017, Praxair had one outstanding interest rate swap agreement with a $475 million notional amount related to the $475 million 1.25% notes that mature in 2018. The interest rate swap effectively converts fixed-rate interest to variable-rate interest and is designated as a fair value hedge. Fair value adjustments are recognized in earnings along with an equally offsetting charge / benefit to earnings for the changes in the fair value of the underlying debt instrument. At March 31, 2017, $2 million was recognized as an increase in the fair value of these notes ($4 million at December 31, 2016).

Terminated Treasury Rate Locks
The following table summarizes the unrecognized gains (losses) related to terminated treasury rate lock contracts:

	Year Terminated	Original Gain / (Loss)	Unrecognized Gain / (Loss) (a)
(Millions of dollars)			March 31, 2017	December 31, 2016
Treasury Rate Locks
Underlying debt instrument:
$500 million 2.20% fixed-rate notes that mature in 2022 (b)	2012	$(2)	$(1)	$(1)
$500 million 3.00% fixed-rate notes that mature in 2021 (b)	2011	(11)	(5)	(5)
$600 million 4.50% fixed-rate notes that mature in 2019 (b)	2009	16	4	4
Total - pre-tax			$(2)	$(2)
Less: income taxes			1	1
After- tax amounts			$(1)	$(1)

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

The following table summarizes the impact of the company’s derivatives on the consolidated statements of income:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended March 31,
(Millions of dollars)	2017	2016
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$79	$67
Other balance sheet items	1	2
Total	$80	$69

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

The following tables summarize the impacts of the company's derivatives designated as hedging instruments that impact AOCI:

Derivatives Designated as Hedging Instruments **

	Quarter Ended
	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Income
(Millions of dollars)	March 31, 2017	March 31, 2016	March 31, 2017	March 31, 2016
Currency contracts:
Balance sheet items	$(1)	$—	$—	$—
Net Investment Hedge	—	(4)	—	—
Interest rate contracts:
Treasury rate lock contracts	—	—	—	—
Total - pre tax	$(1)	$(4)	$—	$—
Less: income taxes	1	1	—	—
Total - Net of Taxes	$—	$(3)	$—	$—

**The gains (losses) on net investment hedges are recorded as a component of AOCI within foreign currency translation adjustments in the condensed consolidated balance sheets and the condensed consolidated statements of comprehensive income. The gains (losses) on treasury rate locks are recorded as a component of AOCI within derivative instruments in the condensed consolidated balance sheets and the condensed consolidated statements of comprehensive income. There was no ineffectiveness for these instruments during 2017 or 2016. The gains (losses) on net investment hedges are reclassified to earnings only when the related currency translation adjustments are required to be reclassified, usually upon sale or liquidation of the investment. The gains (losses) for interest rate contracts are reclassified to earnings as interest expense –net on a straight-line basis over the remaining maturity of the underlying debt. Net losses of approximately $1 million are expected to be reclassified to earnings during the next twelve months.

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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Assets
Derivatives	—	—	$38	$18	—	—
Liabilities
Derivatives	—	—	$7	$18	—	—
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
The fair values of cash and cash equivalents, short-term debt, accounts receivable-net, and accounts payable approximate carrying amounts because of the short maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for similar issues, which is deemed a level 2 measurement. At March 31, 2017, the estimated fair value of Praxair’s long-term debt portfolio was $9,133 million versus a carrying value of $8,957 million. At December 31, 2016, the estimated fair value of Praxair’s long-term debt portfolio was $9,218 million versus a carrying value of $9,081 million. Differences from carrying amounts are attributable to interest-rate changes subsequent to when the debt was issued.

8. Earnings Per Share – Praxair, Inc. Shareholders
Basic earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended March 31,
	2017	2016
Numerator (Millions of dollars)
Net income - Praxair, Inc.	$389	$356
Denominator (Thousands of shares)
Weighted average shares outstanding	285,140	285,049
Shares earned and issuable under compensation plans	369	380
Weighted average shares used in basic earnings per share	285,509	285,429
Effect of dilutive securities
Stock options and awards	1,875	1,236
Weighted average shares used in diluted earnings per share	287,384	286,665
Basic Earnings Per Share	$1.36	$1.25
Diluted Earnings Per Share	$1.35	$1.24
Stock options of 4,673,805 and 5,236,570 were antidilutive and therefore excluded in the computation of diluted earnings per share for the quarters ended March 31, 2017 and 2016, respectively.

9. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended March 31, 2017 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2016	$2,165	$132	$629	$58	$133	$3,117
Acquisitions	—	—	—	—	—	—
Purchase adjustments & other	—	—	—	—	—	—
Foreign currency translation	9	5	7	1	2	24
Balance, March 31, 2017	$2,174	$137	$636	$59	$135	$3,141

Praxair has performed its goodwill impairment tests annually during the second quarter of each year, and historically has determined that the fair value of each of its reporting units was substantially in excess of its carrying value (refer to Note 1 to the consolidated financial statements of Praxair's 2016 Annual Report on Form 10-K). As a result, no impairment was recorded. There were no indicators of impairment through March 31, 2017.
Changes in the carrying amounts of other intangibles for the three months ended March 31, 2017 were as follows:

(Millions of dollars)	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2016	$751	$34	$51	$836
Additions	1	—	—	1
Foreign currency translation	6	—	—	6
Other*	—	(8)	—	(8)
Balance, March 31, 2017	$758	$26	$51	$835
Less: Accumulated amortization
Balance, December 31, 2016	$(214)	$(22)	$(17)	$(253)
Amortization expense	(10)	(1)	(1)	(12)
Foreign currency translation	(3)	—	—	(3)
Other*	(1)	8	—	7
Balance, March 31, 2017	$(228)	$(15)	$(18)	$(261)
Net balance at March 31, 2017	$530	$11	$33	$574

* Other primarily relates to write-off of fully amortized assets.
There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 17 years.
Total estimated annual amortization expense is as follows:

(Millions of dollars)
Remaining 2017	$33
2018	44
2019	41
2020	40
2021	38
Thereafter	378
$574

10. Share-Based Compensation
Share-based compensation of $12 million ($4 million after-tax) and $8 million ($6 million after-tax) was recognized during the quarters ended March 31, 2017 and 2016, respectively. Expense amounts reflect current estimates of achieving performance targets relating to performance-based compensation. The expense was recorded primarily in selling, general and administrative expenses. There was no share-based compensation cost that was capitalized. For further details regarding Praxair’s share-based compensation arrangements and prior-year grants, refer to Note 15 to the consolidated financial statements of Praxair’s 2016 Annual Report on Form 10-K.
Stock Options
The weighted-average fair value of options granted during the three months ended March 31, 2017 was $12.40 ($8.91 in 2016) based on the Black-Scholes Options-Pricing model. The increase in grant date fair value year-over-year was primarily attributable to an increase in the company's stock price.

The following weighted-average assumptions were used to value the grants in 2017 and 2016:

	Three months ended March 31,
	2017	2016
Dividend yield	2.7%	2.9%
Volatility	14.0%	14.4%
Risk-free interest rate	2.13%	1.41%
Expected term years	6	6
The following table summarizes option activity under the plans as of March 31, 2017 and changes during the three-month period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2017	11,708	$101.58
Granted	2,090	118.71
Exercised	(414)	73.94
Cancelled or Expired	(47)	110.58
Outstanding at March 31, 2017	13,337	105.09	6.1	$206
Exercisable at March 31, 2017	9,224	$101.31	4.8	$181
The aggregate intrinsic value represents the difference between the company’s closing stock price of $118.60 as of March 31, 2017 and the exercise price multiplied by the number of in the money options outstanding as of that date. The total intrinsic value of stock options exercised during the quarter ended March 31, 2017 was $18 million ($23 million during the same period in 2016).
Cash received from option exercises under all share-based payment arrangements for the quarter ended March 31, 2017 was $19 million ($31 million for the same period in 2016). The cash tax benefit realized from share-based compensation totaled $8 million for the quarter ended March 31, 2017 ($13 million for the same period in 2016 ).
As of March 31, 2017, $36 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1 year.
Performance-Based and Restricted Stock Awards
During the three months ended March 31, 2017, the company granted performance-based stock awards to employees of 223,630 shares that vest, subject to the attainment of pre-established minimum performance criteria, principally on the third anniversary of their date of grant. These awards are tied to either return on capital ("ROC") performance or relative total shareholder return ("TSR") performance versus that of the S&P 500. The actual number of shares issued in settlement of a vested award can range from zero to 200 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three-year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s common stock on the date of the grant and the estimated performance that will be achieved. Compensation expense for ROC awards will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved. TSR awards are measured at their grant date fair value and not subsequently re-measured.
During the three months ended March 31, 2017, the company also granted restricted stock units to employees of 70,884 shares. The majority of the restricted stock units vest at the end of a three-year service period. Compensation expense related to the restricted stock units is recognized on a straight line basis over the vesting period.
The weighted-average fair value of ROC performance-based stock awards and restricted stock units granted during the three months ended March 31, 2017 was $109.68 and $109.64, respectively ($93.46 and $93.50 for the same period in 2016). These fair values are based on the closing market price of Praxair’s common stock on the grant date adjusted for dividends that will not be paid during the vesting period.
The weighted-average fair value of performance-based stock tied to relative TSR performance granted during the three months ended March 31, 2017 was $124.12 ($124.18 in 2016), and was estimated using a Monte Carlo simulation performed as of the grant date.
The following table summarizes non-vested performance-based and restricted stock award activity as of March 31, 2017 and changes during the three months then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2017	714	$115.72	274	$109.49
Granted	224	114.82	71	109.64
Vested	(76)	121.16	(62)	121.15
Cancelled and Forfeited	(56)	115.66	(3)	109.50
Non-vested at March 31, 2017	806	$114.62	280	$106.96
There are approximately 11 thousand performance-based shares and 6 thousand restricted stock shares that are non-vested at March 31, 2017 which will be settled in cash due to foreign regulatory limitations. The liability related to these grants reflects the current estimate of performance that will be achieved and the current common stock price.
As of March 31, 2017, based on current estimates of future performance, $37 million of unrecognized compensation cost related to performance-based awards is expected to be recognized through the first quarter of 2020 and $16 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized primarily through the first quarter of 2020.
11. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarters ended March 31, 2017 and 2016 are shown below:

	Quarter Ended March 31,
	Pensions		OPEB
(Millions of dollars)	2017	2016	2017	2016
Service cost	$11	$12	$1	$1
Interest cost	26	24	1	1
Expected return on plan assets	(40)	(39)	—	—
Net amortization and deferral	17	15	(1)	(1)
Curtailment gain (1)	—	—	(18)	—
Net periodic benefit cost	$14	$12	$(17)	$1
(1) The curtailment gain recorded in the first quarter of 2017 resulted from the termination of an OPEB plan in South America.
Praxair estimates that 2017 required contributions to its pension plans will be in the range of $10 million to $15 million, of which $3 million have been made through March 31, 2017.

12. Commitments and Contingencies
Contingent Liabilities
Praxair is subject to various lawsuits and government investigations that arise from time to time in the ordinary course of business. These actions are based upon alleged environmental, tax, antitrust and personal injury claims, among others. Praxair has strong defenses in these cases and intends to defend itself vigorously. It is possible that the company may incur losses in connection with some of these actions in excess of accrued liabilities. Management does not anticipate that in the aggregate such losses would have a material adverse effect on the company’s consolidated financial position or liquidity; however, it is possible that the final outcomes could have a significant impact on the company’s reported results of operations in any given period (see Note 17 to the consolidated financial statements of Praxair’s 2016 Annual Report on Form 10-K).
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

•
At March 31, 2017 the most significant non-income and income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $235 million. Praxair has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

•
On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines on all five companies. Originally, CADE imposed a civil fine of R$2.2 billion Brazilian reais (US$694 million) against White Martins, the Brazil-based subsidiary of Praxair, Inc. In response to a motion for clarification, the fine was reduced to R$1.7 billion Brazilian reais (US$537 million) due to a calculation error made by CADE. The amount of the fine is subject to indexation using SELIC. On September 2, 2010, Praxair issued a press release and filed a report on Form 8-K rejecting all claims and stating that the fine represents a gross and arbitrary disregard of Brazilian law.

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

13. Segments
Sales and operating profit by segment for the quarters ended March 31, 2017 and 2016 are shown below. For a description of Praxair’s operating segments, refer to Note 18 to the consolidated financial statements of Praxair’s 2016 Annual Report on Form 10-K.

	Quarter Ended March 31,
(Millions of dollars)	2017	2016
SALES(a)
North America	$1,458	$1,353
Europe	356	320
South America	369	311
Asia	395	376
Surface Technologies	150	149
Total sales	$2,728	$2,509

	Quarter Ended March 31,
(Millions of dollars)	2017	2016
OPERATING PROFIT
North America	$357	$349
Europe	66	62
South America	64	55
Asia	75	63
Surface Technologies	26	25
Segment operating profit	588	554
Transaction costs and other charges (Note 2)	(6)	—
Total operating profit	$582	$554

(a)	Sales reflect external sales only. Intersegment sales, primarily from North America to other segments, were not material.

14. Equity and Redeemable Noncontrolling Interests
Equity
A summary of the changes in total equity for the quarters ended March 31, 2017 and 2016 is provided below:

	Quarter Ended March 31,
(Millions of dollars)	2017			2016
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$5,021	$420	$5,441	$4,389	$404	$4,793
Net income (a)	389	15	404	356	8	364
Other comprehensive income (loss)	315	5	320	346	10	356
Noncontrolling interests:
Additions (reductions)	—	—	—	—	—	—
Dividends and other capital changes	—	(4)	(4)	—	(5)	(5)
Redemption value adjustments	—	—	—	—	—	—
Dividends to Praxair, Inc. common stock holders ($0.7875 per share in 2017 and $0.75 per share in 2016)	(225)	—	(225)	(214)	—	(214)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	2	—	2	2	—	2
For employee savings and incentive plans	15	—	15	27	—	27
Purchases of common stock	—	—	—	(32)	—	(32)
Tax benefit from share-based compensation	—	—	—	6	—	6
Share-based compensation	12	—	12	8	—	8
Balance, end of period	$5,529	$436	$5,965	$4,888	$417	$5,305

(a)
Net income for noncontrolling interests excludes Net income related to redeemable noncontrolling interests, which is not part of total equity (see redeemable noncontrolling interests section below). For the quarter ended March 31, 2017 net income was insignificant ($2 million for the same time period in 2016).

The components of AOCI are as follows:

	March 31,	December 31,
(Millions of dollars)	2017	2016
Cumulative translation adjustment - net of taxes:
North America	$(926)	$(1,038)
South America	(1,904)	(1,969)
Europe	(474)	(504)
Asia	(281)	(383)
Surface Technologies	(46)	(52)
	(3,631)	(3,946)
Derivatives - net of taxes	(1)	(1)
Pension / OPEB funded status obligation (net of $351 million and $352 million tax benefit at March 31, 2017 and December 31, 2016, respectively)	(653)	(653)
	$(4,285)	$(4,600)

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
At March 31, 2017, redeemable noncontrolling interests includes one packaged gas distributor in the United States where the noncontrolling shareholder has a put option. At March 31, 2016, redeemable noncontrolling interests also included Yara Praxair Holding AS, a 66%-owned joint venture in Scandinavia. On June 1, 2016, Praxair acquired the remaining 34% stake in this joint venture for $104 million.
The following is a summary of the changes in redeemable noncontrolling interests for the three months ended March 31, 2017 and 2016:

(Millions of dollars)	2017	2016
Balance, January 1	$11	$113
Net income	—	2
Distributions to noncontrolling interest and other	(1)	(2)
Redemption value adjustments/accretion	—	—
Foreign currency translation	—	6
Purchase of noncontrolling interest	—	—
Balance, March 31	$10	$119

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides summary data for the three months ended March 31, 2017 and 2016:

	Quarter Ended March 31,
(Dollar amounts in millions, except per share data)	2017	2016	Variance
Reported Amounts
Sales	$2,728	$2,509	9%
Cost of sales, exclusive of depreciation and amortization	$1,545	$1,381	12%
Gross margin (a)	$1,183	$1,128	5%
As a percent of sales	43.4%	45.0%
Selling, general and administrative	$279	$274	2%
As a percent of sales	10.2%	10.9%
Depreciation and amortization	$287	$272	6%
Transaction costs and other charges (b)	$6	$—
Other income (expense) - net	$(6)	$(5)
Operating profit	$582	$554	5%
Operating margin	21.3%	22.1%
Interest expense - net	$41	$65	(37)%
Effective tax rate	27.5%	27.2%
Income from equity investments	$12	$10	20%
Noncontrolling interests	$(15)	$(10)	50%
Net income - Praxair, Inc.	$389	$356	9%
Diluted earnings per share	$1.35	$1.24	9%
Diluted shares outstanding	287,384	286,665	—%
Number of employees	26,420	26,558
Adjusted Amounts (b)
Operating profit	$588	$554	6%
Operating margin	21.6%	22.1%
Interest expense - net	$41	$49	(16)%
Effective tax rate	27.2%	27.5%
Net income - Praxair, Inc.	$395	$366	8%
Diluted earnings per share	$1.37	$1.28	7%

(a)	Gross margin excludes depreciation and amortization expense.

(b)
Adjusted amounts are non-GAAP measures which exclude the impact of the transaction costs in the first quarter of 2017 related to the potential Linde merger and the bond redemption charge in the first quarter of 2016 (see Note 2 to the condensed consolidated financial statements). A reconciliation of reported amounts to adjusted amounts can be found in the "Non-GAAP Financial Measures" section of this MD&A.

Consolidated Results

In the first quarter, Praxair’s sales were $2,728 million, 9% above the prior–year quarter largely driven by volume growth in North America, Asia and Europe of 4%. Positive currency translation and cost pass-through increased sales by 1% and 2%, respectively. Higher overall pricing increased sales by 1% and and acquisitions contributed 1%, primarily the acquisition of a European carbon dioxide business completed in the second quarter of 2016. Reported operating profit of $582 million, 21.3% of sales, was 5% above $554 million in the prior-year quarter. Operating profit included transaction costs of $6 million related to the potential Linde merger. Excluding these costs, adjusted operating profit was $588 million, 21.6% of sales and 6% above the 2016 adjusted first quarter driven by higher volumes and price. The company's adjusted EBITDA margin was 32.5%. Diluted earnings per share ("EPS") was $1.35, 9% above reported EPS of $1.24 in the first quarter of 2016. On an adjusted basis, EPS was $1.37, 7% above the 2016 adjusted EPS of $1.28, driven by higher net income.
Outlook

Diluted EPS for the second quarter of 2017 is expected to be in the range of $1.38 to $1.43. Second quarter EPS guidance does not include transaction costs related to the potential Linde merger.

Reported GAAP diluted EPS for the full year of 2017 is expected to be in the range of $5.53 to $5.78 and (i) includes $0.02 per diluted share for first quarter transaction costs and (ii) excludes future transaction costs related to the potential merger.

Adjusted diluted EPS for the full year of 2017 is expected to be in the range of $5.55 to $5.80 and excludes (i) $0.02 per diluted share for first quarter transaction costs and (ii) future transaction costs related to the potential merger. See Note 2 to the condensed consolidated financial statements.

Full-year capital expenditures are expected to be about $1.4 billion.

The company’s core business is to build, own, and operate industrial gas plants in order to supply atmospheric and process gases to customers. As such, Praxair believes that its backlog is one indicator of future sales growth. At March 31, 2017, Praxair’s backlog of 16 large projects under construction was $1.5 billion. This represents the total estimated capital cost of large plants under construction. These plants will supply customers in the energy, chemical, manufacturing, and electronics markets.
Praxair provides quarterly updates on operating results, material trends that may affect financial performance, and financial earnings guidance via quarterly earnings releases and investor teleconferences. These updates are available on the company’s website, www.praxair.com, but are not incorporated herein.

Results of Operations
The changes in consolidated sales and operating profit compared to the prior year are attributable to the following:

	Quarter Ended March 31, 2017 vs. 2016
	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume	4%	6%
Price/Mix	1%	3%
Cost pass-through	2%	—%
Currency	1%	—%
Acquisitions/divestitures	1%	1%
Other	—%	(5)%
Reported	9%	5%
Add: Transaction costs	—%	1%
Adjusted	9%	6%
The following tables provide sales by end-market and distribution method:

	Quarter Ended March 31,
	% of Sales		% Change*
	2017	2016
Sales by End Markets
Manufacturing	23%	24%	—%
Metals	17%	17%	7%
Energy	12%	11%	4%
Chemicals	10%	10%	8%
Electronics	9%	9%	8%
Healthcare	8%	8%	5%
Food & Beverage	9%	9%	7%
Aerospace	3%	3%	12%
Other	9%	9%	5%
	100%	100%
 * Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended March 31,
	% of Sales
	2017	2016
Sales by Distribution Method
On-Site	30%	28%
Merchant	34%	34%
Packaged Gas	27%	28%
Other	9%	10%
	100%	100%

Sales increased $219 million, or 9%, for the first quarter versus the respective 2016 period driven by 4% volume growth in North America, Europe and Asia partially offset by lower volumes in South America, primarily due to weaker manufacturing activity in Brazil. Positive currency impacts increased sales by 1%. Higher overall pricing, primarily in North America, contributed 1% to sales, and acquisitions, largely in Europe, added an incremental 1% to sales. Higher cost pass-through, primarily higher natural gas prices passed through to hydrogen customers, increased sales by 2% with minimal impact on operating profit.

Gross margin increased $55 million, or 5%, for the three months ended March 31, 2017 versus the respective 2016 period, primarily due to volume growth and increased price. Gross margin as percentage of sales declined to 43.4% from 45.0% for the three months ended March 31, 2017 versus the respective 2016 period largely driven by the contractual pass-through of higher natural gas costs to customers.

Selling, general and administrative expense ("SG&A") increased $5 million, or 2%, for the three months ended March 31, 2017 versus the respective 2016 period. Currency impacts increased SG&A expense by $4 million for the quarter. Excluding currency effects, SG&A increased $1 million for the three months ended March 31, 2017 versus the respective 2016 period as increases from acquisitions and incentive compensation were partially offset by cost reduction actions.

Depreciation and amortization expense increased $15 million, or 6%, for the three months ended March 31, 2017 versus the respective 2016 period primarily driven by large project start-ups and acquisitions. Currency effects increased depreciation and amortization expense by $3 million.

During the first quarter of 2017, Praxair recorded transaction costs of $6 million related to the potential merger (refer to Note 2 to the condensed consolidated financial statements).

Other income (expense) – net was $(6) million expense for the three months ended March 31, 2017 compared to a $(5) million expense for the respective 2016 period.

Reported operating profit increased $28 million, or 5%, for the first quarter versus 2016. The first quarter of 2017 includes transaction charges of $6 million related to the potential merger. Excluding these charges, adjusted operating profit increased $34 million, or 6%, for the first quarter versus 2016 driven by higher volumes and price.

Interest expense-net decreased $24 million, or 37%, for the three months ended March 31, 2017 versus the respective 2016 period. Included within interest expense-net for the three months ended March 31, 2016 was a $16 million charge relating to a bond redemption (see Note 2 to the condensed consolidated financial statements). Excluding this charge, adjusted interest expense-net decreased $8 million, or 16% for the three months ended March 31, 2017 versus the respective 2016 period. This decrease was primarily attributable to overall lower net debt and effective interest rates.

The reported effective tax rate ("ETR") for the three months ended March 31, 2017 and 2016 was 27.5% and 27.2%, respectively. The reported ETR for the 2017 quarter includes $6 million of non-deductible transaction costs related to the potential Linde merger. The 2016 quarter includes a $6 million tax benefit related to a bond redemption (see Note 2 to the condensed consolidated financial statements). Excluding these impacts, on an adjusted basis the ETR for the three months ended March 31, 2017 and 2016 was 27.2% and 27.5%, respectively.

Income from equity investments for the three months ended March 31, 2017 and 2016 was $12 million and $10 million, respectively, driven by growth in Italy and China.

At March 31, 2017, non-controlling interests consisted primarily of non-controlling shareholders' investments in Asia (primarily China), Europe (primarily Italy) and surface technologies. Non-controlling interests increased $5 million for the three months ended March 31, 2017 versus the respective 2016 period driven by PG Technologies, LLC ("PGT"), a surface technologies joint venture with GE Aviation formed in the fourth quarter of 2016.

Reported Net income-Praxair, Inc. increased $33 million, or 9%, for the first quarter versus the respective period in 2016. Included within the three months ended March 31, 2017 were transaction costs of $6 million after-tax related to the potential Linde merger. The three months ended March 31, 2016 included a $10 million after-tax charge from a bond redemption (see Note 2 to the condensed consolidated financial statements). Excluding these charges, adjusted Net income-Praxair, Inc increased $29 million, or 8%, for the three months ended March 31, 2017 versus the respective period in 2016 primarily due to higher adjusted operating profit and lower adjusted interest expense-net.

Reported Earnings per share of $1.35 increased $0.11, or 9%, for the first quarter versus the comparable period in 2016. Included within the first quarter 2017 were charges of $0.02 for transaction costs related to the potential Linde merger. In addition, the first quarter 2016 included a $0.04 charge from a bond redemption (see Note 2 to the condensed consolidated financial statements). Excluding these charges, adjusted earnings per share increased $0.09, or 7%, primarily due to higher adjusted net income.

The number of employees at March 31, 2017 was 26,420, a decrease of 138 employees from March 31, 2016. This decrease primarily reflects the impact of cost reduction programs implemented during the previous year and was partially offset by increases due to acquisitions.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) for the three months ended March 31, 2017 of $320 million, resulted from currency translation adjustments. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars. Generally, positive translation adjustments result from the weakening of the U.S. dollar against most major currencies, while negative translation adjustments result from a strengthening of the U.S. dollar. See "Currency" section of the MD&A for exchange rates used for translation purposes and Note 14 to the condensed consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income by segment.

Retirement Benefits

The net periodic cost for pension and OPEB plans for the three months ended March 31, 2017 was a $3 million benefit versus a $13 million cost in the respective 2016 period. The decrease in net periodic cost for pension and OPEB is related to a curtailment gain recorded on a South American OPEB plan for $18 million. The curtailment gain more than offsets slightly higher net periodic pension cost.

Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows.

	Quarter Ended March 31,
(Dollar amounts in millions)	2017	2016	Variance
SALES
North America	$1,458	$1,353	8%
Europe	356	320	11%
South America	369	311	19%
Asia	395	376	5%
Surface Technologies	150	149	1%
	$2,728	$2,509	9%
OPERATING PROFIT
North America	$357	$349	2%
Europe	66	62	6%
South America	64	55	16%
Asia	75	63	19%
Surface Technologies	26	25	4%
Segment operating profit	588	554	6%
Transaction costs and other charges	(6)	—
Total operating profit	$582	$554	5%

North America

	Quarter Ended March 31,
	2017	2016	Variance
Sales	$1,458	$1,353	8%
Cost of sales, exclusive of depreciation and amortization	774	682
Gross margin	684	671
Operating expenses	173	171
Depreciation and amortization	154	151
Operating profit	$357	$349	2%
Margin %	24.5%	25.8%

	Quarter Ended March 31, 2017 vs. 2016
	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume	3%	5%
Price/Mix	1%	5%
Cost pass-through	3%	—%
Currency	—%	—%
Acquisitions/divestitures	1%	—%
Other	—%	(8)%
	8%	2%
The following tables provide sales by end-market and distribution method:

	Quarter Ended March 31,
	% of Sales		% Change*
	2017	2016
Sales by End Markets
Manufacturing	29%	31%	2%
Metals	12%	12%	9%
Energy	18%	16%	7%
Chemicals	9%	9%	3%
Electronics	5%	5%	2%
Healthcare	7%	7%	8%
Food & Beverage	10%	10%	5%
Aerospace	2%	2%	8%
Other	8%	8%	8%
	100%	100%
 * Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended March 31,
	% of Sales
	2017	2016
Sales by Distribution Method
On- Site	30%	27%
Merchant	37%	39%
Packaged Gas	30%	32%
Other	3%	2%
	100%	100%

North America segment sales increased $105 million, or 8% in the first quarter. Higher cost pass-through, primarily higher natural gas prices passed through to hydrogen customers, increased sales by 3% with minimal impact on operating profit. Excluding cost pass-through, sales were 5% above the prior-year quarter primarily due to 3% higher volumes with growth across all end-markets and 1% higher pricing. Acquisitions, primarily packaged gas distributors in the United States, contributed 1% to sales growth.

North America segment operating profit increased $8 million, or 2% in the first quarter as compared to the prior-year due to higher volumes and pricing which were partially offset by higher costs, primarily energy and purchased products.
Europe

	Quarter Ended March 31,
	2017	2016	Variance %
Sales	$356	$320	11%
Cost of sales, exclusive of depreciation and amortization	201	178
Gross margin	155	142
Operating expenses	49	44
Depreciation and amortization	40	36
Operating profit	$66	$62	6%
Margin %	18.5%	19.4%

	Quarter Ended March 31, 2017 vs. 2016
	% Change	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume	6%	9%
Price/Mix	—%	—%
Cost pass-through	1%	—%
Currency	(3)%	(4)%
Acquisitions/divestitures	7%	4%
Other	—%	(3)%
	11%	6%

The following tables provide sales by end-market and distribution method:

	Quarter Ended March 31,
	% of Sales		% Change*
	2017	2016
Sales by End Markets
Manufacturing	21%	22%	4%
Metals	17%	18%	5%
Energy	4%	5%	—%
Chemicals	13%	14%	12%
Electronics	7%	8%	3%
Healthcare	12%	11%	3%
Food & Beverage	13%	9%	11%
Aerospace	1%	1%	25%
Other	12%	12%	17%
	100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures

	Quarter Ended March 31,
	% of Sales
	2017	2016
Sales by Distribution Method
On- Site	19%	20%
Merchant	35%	34%
Packaged Gas	41%	42%
Other	5%	4%
	100%	100%
Europe segment sales increased by $36 million, or 11% in the first quarter as compared to the prior year largely driven by the acquisition of a carbon dioxide business in the prior year largely serving the food and beverage market and an increase in overall volumes including new project start-ups.
Europe segment operating profit increased by $4 million, or 6% in the first quarter as compared to the prior year. The increase in operating profit was primarily driven by higher volumes and the acquisition of the carbon dioxide business in the prior year.
South America

	Quarter Ended March 31,
	2017	2016	Variance
Sales	$369	$311	19%
Cost of sales, exclusive of depreciation and amortization	224	183
Gross margin	145	128
Operating expenses	42	43
Depreciation and amortization	39	30
Operating profit	$64	$55	16%
Margin %	17.3%	17.7%

	Quarter Ended March 31, 2017 vs. 2016
	% Change	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume	—%	(6)%
Price/Mix	1%	3%
Cost pass-through	—%	—%
Currency	18%	13%
Acquisitions/divestitures	—%	—%
Other	—%	6%
	19%	16%

The following tables provide sales by end-market and distribution method:

	Quarter Ended March 31,
	% of Sales		% Change*
	2017	2016
Sales by End Markets
Manufacturing	18%	20%	(8)%
Metals	29%	29%	(1)%
Energy	2%	1%	—%
Chemicals	10%	9%	10%
Electronics	—%	—%	—%
Healthcare	19%	18%	3%
Food & Beverage	14%	14%	7%
Aerospace	—%	—%	—%
Other	8%	9%	(8)%
	100%	100%
 * - Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended March 31,
	% of Sales
	2017	2016
Sales by Distribution Method
On- Site	31%	30%
Merchant	39%	41%
Packaged Gas	28%	28%
Other	2%	1%
	100%	100%

South America segment sales in the first quarter increased $58 million, or 19%, versus the prior-year quarter. Favorable currency impacts increased sales by 18% driven by the strengthening of the Brazilian real against the U.S. dollar, partially offset by the continued devaluation of the Argentine Peso. Excluding currency, sales grew 1% due to higher price. Volumes were flat year over year as new project contribution was offset by negative underlying base volumes in Brazil, primarily in the manufacturing end-market due to weak industrial production.

South America segment operating profit increased $9 million, or 16%, versus the prior-year quarter. Excluding currency translation, operating profit increased 3% versus the prior-year quarter driven by higher price and an OPEB benefit plan curtailment partially offset by the impacts of lower operating profit due to product sales mix and cost inflation.

Asia

	Quarter Ended March 31,
	2017	2016	Variance
Sales	$395	$376	5%
Cost of sales, exclusive of depreciation and amortization	249	241
Gross margin	146	135
Operating expenses	27	27
Depreciation and amortization	44	45
Operating profit	$75	$63	19%
Margin %	19.0%	16.8%

	Quarter Ended March 31, 2017 vs. 2016
	% Change	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume	9%	21%
Price/Mix	(1)%	(5)%
Cost pass-through	1%	—%
Currency	(1)%	(1)%
Acquisitions/divestitures	(3)%	—%
Other	—%	4%
	5%	19%
The following tables provide sales by end-market and distribution method:

	Quarter Ended March 31,
	% of Sales		% Change*
	2017	2016
Sales by End Markets
Manufacturing	8%	9%	(8)%
Metals	26%	28%	13%
Energy	3%	3%	13%
Chemicals	15%	14%	14%
Electronics	35%	32%	12%
Healthcare	1%	1%	4%
Food & Beverage	2%	2%	6%
Aerospace	—%	—%	—%
Other	10%	11%	2%
	100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures

	Quarter Ended March 31,
	% of Sales
	2017	2016
Sales by Distribution Method
On- Site	51%	51%
Merchant	29%	28%
Packaged Gas	14%	14%
Other	6%	7%
	100%	100%
Asia segment sales increased $19 million, or 5% in the first quarter as compared to the prior year. Currency translation reduced sales by 1% primarily due to the Chinese Yuan. Cost pass-through increased sales by 1%. Divestitures decreased sales by 3% due to the sale of an ownership interest in a majority-owned joint venture. Volume growth of 9% was primarily attributable to base volume growth in China and India and new project start-ups in Korea. Lower pricing reduced sales by 1% versus the prior year. Sales growth was strongest to the electronics, metals and chemicals end-markets.
Asia segment operating profit increased $12 million, or 19% in the first quarter as compared to the prior year. This increase was primarily attributable to higher volumes and benefits from cost reduction actions, partially offset by lower price.

Surface Technologies

	Quarter Ended March 31,
	2017	2016	Variance
Sales	$150	$149	1%
Cost of sales, exclusive of depreciation and amortization	97	97
Gross margin	53	52
Operating expenses	17	17
Depreciation and amortization	10	10
Operating profit	$26	$25	4%
Margin %	17.3%	16.8%

	Quarter Ended March 31, 2017 vs. 2016
	% Change	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume/Price	1%	2%
Cost pass-through	—%	—%
Currency	(2)%	(2)%
Acquisitions/divestitures	2%	2%
Other	—%	2%
	1%	4%

The following table provides sales by end-market:

	Quarter Ended March 31,
	% of Sales		% Change*
	2017	2016
Sales by End Markets
Manufacturing	11%	11%	—%
Metals	8%	9%	—%
Energy	19%	24%	(20)%
Chemicals	2%	2%	1%
Electronics	1%	1%	3%
Healthcare	—%	—%	—%
Food & Beverage	4%	3%	17%
Aerospace	44%	38%	13%
Other	11%	12%	(5)%
	100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures
Surface Technologies segment sales increased $1 million, or 1% in the quarter versus the prior year. Unfavorable currency translation impacts reduced sales by 2%, primarily driven by the devaluation of the British pound and the Euro. Excluding currency impacts, sales increased 3% due to higher volumes, primarily to the aerospace end-market and acquisitions, driven by a majority-owned joint venture with GE aviation.

Surface Technologies segment operating profit increased $1 million or 4% in the quarter versus the prior year. Excluding negative currency impacts, operating profit increased 6% due to increased volume and price, acquisitions and lower costs driven by cost reduction efforts.

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
To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2017 Consolidated Sales	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		March 31,	December 31,
Currency		2017	2016	2017	2016
Euro	12%	0.94	0.91	0.94	0.95
Brazilian real	11%	3.14	3.89	3.17	3.26
Canadian dollar	7%	1.32	1.37	1.33	1.34
Chinese yuan	6%	6.89	6.54	6.89	6.95
Mexican peso	4%	20.26	18.03	18.72	20.73
Korean won	4%	1,153	1,201	1,118	1,206
India rupee	3%	67.00	67.47	64.85	67.92
Argentine peso	1%	15.66	14.42	15.39	15.89
British pound	1%	0.81	0.70	0.80	0.81
Norwegian krone	1%	8.43	8.62	8.60	8.64

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Three months ended March 31,
	2017	2016
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (including noncontrolling interests)	$404	$366
Non-cash charges (credits):
Add: Depreciation and amortization	287	272
Add: Deferred income taxes	22	9
Add: Share-based compensation	12	8
Add: Transaction costs and other charges (a)	6	—
Net income adjusted for non-cash charges	731	655
Less: Working capital	(106)	(103)
Less: Pension contributions	(3)	(2)
Other	88	3
Net cash provided by operating activities	$710	$553
INVESTING ACTIVITIES
Capital expenditures	(327)	(323)
Acquisitions, net of cash acquired	(1)	(63)
Divestitures and asset sales	4	2
Net cash used for investing activities	$(324)	$(384)
FINANCING ACTIVITIES
Debt increase (decrease) - net	(173)	95
Issuances (purchases) of common stock - net	15	2
Cash dividends - Praxair, Inc. shareholders	(225)	(214)
Noncontrolling interest transactions and other	(13)	(2)
Net cash provided by (used for) financing activities	$(396)	$(119)

Effect of exchange rate changes on cash and cash equivalents	$5	$24
Cash and cash equivalents, end-of-period	$519	$221

OTHER FINANCIAL DATA (b)
Debt-to-capital ratio	59.7%	62.9%
After-tax return on capital ("ROC")	12.0%	12.4%
Return on Praxair, Inc. shareholder's equity ("ROE")	31.1%	34.6%
Adjusted EBITDA	$887	$836
Adjusted EBITDA Margin	32.5%	33.3%
Debt-to-adjusted EBITDA	2.6	2.6

(a) See Note 2 to the consolidated financial statements.
(b) Non-GAAP measures. See the "Non-GAAP Financial Measures" section for definitions and reconciliations to reported amounts.
Cash Flow from Operations
Cash provided by operations of $710 million for the three months ended March 31, 2017 increased $157 million, or 28%, versus 2016. The increase was primarily attributable to higher net income adjusted for non-cash charges and a $65 million dividend from an equity investment in China.

Praxair estimates that total 2017 required contributions to its pension plans will be in the range of $10 million to $15 million, of which $3 million has been made through March 31, 2017. At a minimum, Praxair contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the amount and timing of discretionary contributions from year to year.
Investing
Net cash used for investing of $324 million for the three months ended March 31, 2017 decreased $60 million versus 2016 primarily due to lower acquisition spend.
Capital expenditures for the three months ended March 31, 2017 were $327 million, $4 million higher than the prior year. Capital expenditures related primarily to investments in new plant and production equipment for growth and density. Approximately 50% of the capital expenditures were in North America.

Acquisitions for the three months ended March 31, 2017 and 2016 were $1 million and $63 million, respectively. Acquisitions in the prior year primarily relate to acquisitions of packaged gases businesses in North America and Europe (see Note 3 to the condensed consolidated financial statements).
Divestitures and asset sales for the three months ended March 31, 2017 and 2016 were $4 million and $2 million, respectively.
Financing
Cash used by financing activities was $396 million for the three months ended March 31, 2017. Cash dividends of $225 million were higher than the prior year due to a 5% increase in quarterly dividends per share from 75 cents to 78.75 cents. Net issuances of common stock increased $13 million due primarily to fewer share repurchases. Noncontrolling interest transactions and other for the three months ended March 31, 2017 and 2016 were $13 million and $2 million, respectively.
In February 2017, Praxair repaid $150 million of floating rate notes that became due.

Debt Covenants
Praxair’s $2.5 billion senior unsecured credit facility and long-term debt agreements contain various covenants (refer to Note 11 to the consolidated financial statements of Praxair’s 2016 Annual Report on Form 10-K). The only financial covenant requires Praxair not to exceed a maximum 70% leverage ratio, as defined in the agreements. For purposes of the leverage ratio calculation, consolidated shareholders' equity excludes changes in the cumulative foreign currency translation adjustments after June 30, 2011. At March 31, 2017 and December 31, 2016, the actual leverage ratio calculated in accordance with the agreements was 51% and 52%, respectively.

Other Financial Data

Praxair's debt-to-capital ratio was 59.7% at March 31, 2017 versus 62.9% at March 31, 2016. This decrease was primarily attributable to a reduction in net debt of $334 million and an increase in equity due to earnings net of dividends declared.

After-tax return on capital ("ROC") was 12.0% for the four-quarter trailing period ended March 31, 2017 versus 12.4% for the 2016 period. This decrease is because net operating profit after tax ("NOPAT") decreased while capital has increased largely due to the impact of capital projects and investments.

Return on equity ("ROE") for the four-quarter trailing period ended March 31, 2017 was at 31.1% and was 350 basis-points lower the prior year. The decrease was attributable to a 1% decrease in NOPAT and and increase in equity due to earnings net of dividends declared.

Adjusted EBITDA increased $51 million to $887 million for the three month ended March 31, 2017 from $836 million for the three months ended March 31, 2016. The increase in adjusted EBITDA is primarily due to higher adjusted net income adjusted for depreciation and amortization versus the prior year.

Debt-to-Adjusted EBITDA was 2.6 for the four-quarter trailing periods ended March 31, 2017 and 2016.

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
The following are the non-GAAP measures presented in the MD&A:

	March 31,
(Dollar amounts in millions, except per share data)	2017	2016
Debt-to-capital	59.7%	62.9%
After-tax return on capital	12.0%	12.4%
Return on equity	31.1%	34.6%
Adjusted EBITDA for the quarter ended	$887	$836
Debt-to-adjusted EBITDA	2.6	2.6

	Three Months Ended March 31,
2017 Adjusted amounts:*	2017	2016
Operating profit	$588	$554
Operating margin	21.6%	22.1%
EBITDA	$887	$836
EBITDA margin	32.5%	33.3%
Interest expense - net	$41	$49
Effective tax rate	27.2%	27.5%
Net income - Praxair, Inc.	$395	$366
Diluted earnings per share	$1.37	$1.28
* See the Non-GAAP reconciliations that follow for additional details relating to the Non-GAAP adjustments.

Debt-to-Capital Ratio
The debt-to-capital ratio is a measure used by investors, financial analysts and management to provide a measure of financial leverage and insights into how the company is financing its operations.

	Three months ended March 31,
	2017	2016
(Dollar amounts in millions)
Debt	$9,368	$9,404
Less: cash and cash equivalents	(519)	(221)
Net debt	8,849	9,183
Equity and redeemable noncontrolling interests
Redeemable noncontrolling interests	10	119
Praxair, Inc. shareholders’ equity	5,529	4,888
Noncontrolling interests	436	417
Total equity and redeemable noncontrolling interests	5,975	5,424
Capital	$14,824	$14,607
DEBT-TO-CAPITAL RATIO	59.7%	62.9%
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

	2017			2016
	Four Quarter Trailing	Three Months Ended	Nine Months Ended	Four Quarter Trailing	Three Months Ended	Nine Months Ended
		March 31, 2017	December 31, 2016		March 31, 2016	December 31, 2015
(Dollar amounts in millions)
Adjusted operating profit (see below)	$2,372	$588	$1,784	$2,424	$554	$1,870
Less: adjusted income taxes (see below)	(596)	(149)	(447)	(630)	(139)	(491)
Less: tax benefit on interest expense*	(46)	(12)	(34)	(47)	(14)	(33)
Add: equity income	43	12	31	42	10	32
Net operating profit after-tax (NOPAT)	$1,773	$439	$1,334	$1,789	$411	$1,378
Capital:
March 31st, 2017 & 2016	$14,824			$14,607
December 31st, 2016 & 2015	$14,443			$13,990
September 30th, 2016 & 2015	$14,864			$14,157
June 30th, 2016 & 2015	$14,948			$14,696
March 31st, 2016 & 2015	$14,607			$14,806
Five-quarter average	$14,737			$14,451
AFTER-TAX ROC	12.0%			12.4%

*	Tax benefit on interest expense is computed using the effective rate.

Return on Praxair, Inc. Shareholders’ Equity (ROE)
Return on Praxair, Inc. shareholders’ equity is a measure used by investors, financial analysts and management to evaluate operating performance from a Praxair shareholder perspective. ROE measures the net income attributable to Praxair, Inc. that the company was able to generate with the money shareholders have invested.

	2017			2016
	Four Quarter Trailing	Three Months Ended	Nine Months Ended	Four Quarter Trailing	Three Months Ended	Nine Months Ended
		March 31, 2017	December 31, 2016		March 31, 2016	December 31, 2015
(Dollar amounts in millions)
Adjusted Net income - Praxair, Inc. (see below)	$1,605	$395	$1,210	$1,627	$366	$1,261
Praxair, Inc. shareholders’ equity
March 31st, 2017 & 2016	$5,529			$4,888
December 31st, 2016 & 2015	$5,021			$4,389
September 30th, 2016 & 2015	$5,245			$4,264
June 30th, 2016 & 2015	$5,140			$4,964
March 31st, 2016 & 2015	$4,888			$5,018
Five-quarter average	$5,165			$4,705
ROE	31.1%			34.6%

Adjusted EBITDA, Adjusted EBITDA Margin and Debt-to-Adjusted EBITDA Ratio
These measures are used by investors, financial analysts and management to assess a company’s profitability.

	2017			2016
	Four Quarter Trailing	Three Months Ended	Nine Months Ended	Four Quarter Trailing	Three Months Ended	Nine Months Ended
		March 31, 2017	December 31, 2016		March 31, 2016	December 31, 2015
(Dollar amounts in millions)
Adjusted net income - Praxair, Inc. (see below)	$1,605	$395	$1,210	$1,627	$366	$1,261
Add: adjusted noncontrolling interest (see below)	48	15	33	43	10	33
Add: adjusted interest expense - net (see below)	166	41	125	166	49	117
Add: adjusted income taxes (see below)	596	149	447	630	139	491
Add: depreciation and amortization	1,137	287	850	1,101	272	829
ADJUSTED EBITDA	$3,552	$887	$2,665	$3,567	$836	$2,731

Reported Sales		2,728			2,509
Adjusted EBITDA Margin		32.5%			33.3%

Net Debt:
March 31st, 2017 & 2016	$8,849			$9,183
December 31st, 2016 & 2015	$8,991			$9,084
September 30th, 2016 &2015	$9,215			$9,344
June 30th 2016 & 2015	$9,389			$9,177
March 31st, 2016 & 2015	$9,183			$9,243
Five-quarter average	$9,125			$9,206
DEBT-TO-ADJUSTED EBITDA RATIO	2.6			2.6

Adjusted Amounts
The adjusted amounts for the three months ended March 31, 2017 exclude the impact of transaction costs of $6 million ($6 million net of tax) related to the potential Linde merger (see Note 2 to the condensed consolidated financial statements). The adjusted amounts for the three months ended March 31, 2016 exclude a $16 million charge to interest expense ($10 million net of tax) for a bond redemption. The adjusted amounts for the nine months ended December 31, 2016 exclude the impact of the third quarter cost reduction program of $96 million ($63 million net of tax and non-controlling interests) and the third quarter pension settlement charge of $4 million ($3 million net of tax). Adjusted amounts for the nine months ended December 31, 2015 exclude the impact of the second quarter cost reduction program and other charges of $146 million ($112 million net of tax and noncontrolling interests), the third quarter cost reduction program of $19 million ($13 million net of tax) and a pension settlement charge of $7 million ($5 million net of tax). The company does not believe these items are indicative of on-going business trends and, accordingly, the impact is excluded from the reported amounts so that investors can better evaluate and analyze historical and future business trends on a consistent basis. For a description of these items, refer to Notes 2, 5, 11 & 16 to the consolidated financial statements of Praxair’s 2016 Annual Report on Form 10-K.
Certain amounts for 2016 and 2015 have been included for reference purposes and to facilitate the calculations contained herein.

	Three Months Ended March 31,		Nine Months Ended December 31,
(Dollar amounts in millions, except per share data)	2017	2016	2016	2015
Adjusted Operating Profit
Reported operating profit	$582	$554	$1,684	$1,698
Add: Transaction costs	6	—	—	—
Add: Pension settlement charge	—	—	4	7
Add: Cost reduction program	—	—	96	165
Total adjustments	6	—	100	172
Adjusted operating profit	$588	$554	$1,784	$1,870
Reported percent change	5%		(1)%
Adjusted percent change	6%		(5)%
Adjusted Interest Expense
Reported interest expense	$41	$65	$125	$117
Less: Bond redemption	—	(16)	—	—
Total adjustments	—	(16)	—	—
Adjusted interest expense	$41	$49	$125	$117
Adjusted Income Taxes and Effective Tax Rate
Reported income taxes	$149	$133	$418	$450
Add: Bond redemption	—	6	—	—
Add: Pension settlement charge	—	—	1	2
Add: Cost reduction program	—	—	28	39
Total adjustments	—	6	29	41
Adjusted income taxes	$149	$139	$447	$491

	Three Months Ended March 31,		Nine Months Ended December 31,
(Dollar amounts in millions, except per share data)	2017	2016	2016	2015
Adjusted Effective Tax Rate
Reported income before income taxes and equity investments	$541	$489	$1,559	$1,581
Add: Bond redemption	—	16	—	—
Add: Pension settlement charge	—	—	4	7
Add: Transaction costs	6	—	—	—
Add: Cost reduction program	—	—	96	165
Total adjustments	6	16	100	172
Adjusted income before income taxes and equity investments	$547	$505	$1,659	$1,753
Reported effective tax rate	27.5%	27.2%	26.8%	28.5%
Adjusted effective tax rate	27.2%	27.5%	26.9%	28.0%
Adjusted Noncontrolling Interests
Reported noncontrolling interests	$15	$10	$28	$32
Add: Cost reduction program	—	—	5	1
Total adjustments	—	—	5	1
Adjusted Noncontrolling Interests	$15	$10	$33	$33
Adjusted Net Income - Praxair, Inc.
Reported net income - Praxair, Inc.	$389	$356	$1,144	$1,131
Add: Bond redemption	—	10	—	—
Add: Pension settlement charge	—	—	3	5
Add: Transaction costs	6	—	—	—
Add: Cost reduction program	—	—	63	125
Total adjustments	6	10	66	130
Adjusted net income - Praxair, Inc.	$395	$366	$1,210	$1,261
Reported percent change	9%		1%
Adjusted percent change	8%		(4)%

Adjusted Diluted Earnings Per Share
Reported diluted EPS	$1.35	$1.24	$3.97	$3.93
Add: Bond redemption	—	0.04	—	—
Add: Pension settlement charge	—	—	0.01	0.02
Add: Transaction Costs	0.02	—	—	—
Add: Cost reduction program	—	—	0.22	0.43
Total adjustments	$0.02	$0.04	$0.23	$0.45
Adjusted diluted EPS	$1.37	$1.28	$4.20	$4.38
Reported percent change	9%		1%
Adjusted percent change	7%		(4)%

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
Refer to Item 7A. to Part II of Praxair’s 2016 Annual Report on Form 10-K for discussion.
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
Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1a to Part I of Praxair’s 2016 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended March 31, 2017 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
January 2017	—	$—	—	$1,581
February 2017	—	$—	—	$1,581
March 2017	—	$—	—	$1,581
First Quarter 2017	—	$—	—	$1,581

(1)
On January 28, 2014, the Company's board of directors approved the repurchase of $1.5 billion of its common stock ("2014 program") which could take place from time to time on the open market (which could include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions.

(2)
As of March 31, 2017, the Company purchased $1,419 million of its common stock pursuant to the 2014 program, leaving an additional $81 million remaining authorized under the 2014 program. The 2014 program does not have any stated expiration date. In addition, on July 28, 2015, the Company’s board of directors approved the repurchase of $1.5 billion of its common stock (“2015 program”) which could take place from time to time on the open market (which could include the use of 10b5-1 trade plans) or through negotiated transactions, subject to market and business conditions. The 2015 program does not have any stated expiration date. The 2015 program is in addition to the 2014 program.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

	10.01*	First Amendment to the Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan effective April 25, 2017 is filed herewith.

	12.01	Computation of Ratio of Earnings to Fixed Charges.

	31.01	Rule 13a-14(a) Certification

	31.02	Rule 13a-14(a) Certification

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

PRAXAIR, INC.

(Registrant)

Date: April 27, 2017	By: /s/ Kelcey E. Hoyt

Kelcey E. Hoyt
Vice President and Controller
(On behalf of the Registrant
and as Chief Accounting Officer)