Form 10-Q
period 2017-06-30
PRAXAIR INC
filed 2017-07-27
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
PRAXAIR, INC.
(Exact name of registrant as specified in its charter)
DELAWARE
(State or other jurisdiction of incorporation)

1-11037	06-1249050
(Commission File Number)	(IRS Employer Identification No.)

10 Riverview Drive, DANBURY, CT	06810-6268
(Address of principal executive offices)	(Zip Code)
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At June 30, 2017, 286,024,310 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended June 30,
	2017	2016
SALES	$2,834	$2,665
Cost of sales, exclusive of depreciation and amortization	1,598	1,468
Selling, general and administrative	308	308
Depreciation and amortization	292	281
Research and development	23	24
Transaction costs and other charges	15	—
Other income (expense) - net	6	4
OPERATING PROFIT	604	588
Interest expense - net	38	44
INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	566	544
Income taxes	157	146
INCOME BEFORE EQUITY INVESTMENTS	409	398
Income from equity investments	11	11
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	420	409
Less: noncontrolling interests	(14)	(10)
NET INCOME - PRAXAIR, INC.	$406	$399
PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share	$1.42	$1.40
Diluted earnings per share	$1.41	$1.39
Cash dividends per share	$0.7875	$0.75
WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	286,090	285,702
Diluted shares outstanding	288,535	287,727
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Six months ended June 30,
	2017	2016
SALES	$5,562	$5,174
Cost of sales, exclusive of depreciation and amortization	3,143	2,849
Selling, general and administrative	587	582
Depreciation and amortization	579	553
Research and development	46	47
Transaction costs and other charges	21	—
Other income (expense) - net	—	(1)
OPERATING PROFIT	1,186	1,142
Interest expense - net	79	109
INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	1,107	1,033
Income taxes	306	279
INCOME BEFORE EQUITY INVESTMENTS	801	754
Income from equity investments	23	21
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	824	775
Less: noncontrolling interests	(29)	(20)
NET INCOME - PRAXAIR, INC.	$795	$755
PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share	$2.78	$2.64
Diluted earnings per share	$2.76	$2.63
Cash dividends per share	$1.575	$1.50
WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	285,799	285,566
Diluted shares outstanding	288,067	287,426
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Millions of dollars)
(UNAUDITED)

	Quarter Ended June 30,
	2017	2016
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$420	$409

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(1)	97
Income taxes	55	(27)
Translation adjustments	54	70
Funded status - retirement obligations (Note 11):
Retirement program remeasurements	(17)	(19)
Reclassifications to net income	16	15
Income taxes	1	2
Funded status - retirement obligations	—	(2)
Derivative instruments (Note 6):
Current quarter unrealized gain (loss)	1	—
Reclassifications to net income	—	(1)
Income taxes	(1)	1
Derivative instruments	—	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	54	68

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	474	477
Less: noncontrolling interests	(27)	(2)
COMPREHENSIVE INCOME (LOSS) - PRAXAIR, INC.	$447	$475
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Millions of dollars)
(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$824	$775

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	316	439
Income taxes	58	(11)
Translation adjustments	374	428
Funded status - retirement obligations (Note 11):
Retirement program remeasurements	(20)	(24)
Reclassifications to net income	20	29
Income taxes	—	(3)
Funded status - retirement obligations	—	2
Derivative instruments (Note 6):
Current period unrealized gain (loss)	—	—
Reclassifications to net income	—	(1)
Income taxes	—	1
Derivative instruments	—	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	374	430

COMPREHENSIVE INCOME (INCLUDING NONCONTROLLING INTERESTS)	1,198	1,205
Less: noncontrolling interests	(47)	(28)
COMPREHENSIVE INCOME - PRAXAIR, INC.	$1,151	$1,177
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$535	$524
Accounts receivable - net	1,791	1,641
Inventories	568	550
Prepaid and other current assets	225	165
TOTAL CURRENT ASSETS	3,119	2,880
Property, plant and equipment (less accumulated depreciation of $13,204 in 2017 and $12,444 in 2016)	11,806	11,477
Goodwill	3,182	3,117
Other intangible assets - net	568	583
Other long-term assets	1,290	1,275
TOTAL ASSETS	$19,965	$19,332
LIABILITIES AND EQUITY
Accounts payable	$900	$906
Short-term debt	280	434
Current portion of long-term debt	910	164
Other current liabilities	953	974
TOTAL CURRENT LIABILITIES	3,043	2,478
Long-term debt	8,177	8,917
Other long-term liabilities	2,475	2,485
TOTAL LIABILITIES	13,695	13,880
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 14)	10	11
Praxair, Inc. Shareholders’ Equity:
Common stock $0.01 par value, authorized - 800,000,000 shares, issued 2017 and 2016 - 383,230,625 shares	4	4
Additional paid-in capital	4,076	4,074
Retained earnings	13,223	12,879
Accumulated other comprehensive income (loss) (Note 14)	(4,244)	(4,600)
Less: Treasury stock, at cost (2017 - 97,206,315 shares and 2016 - 98,329,849 shares)	(7,252)	(7,336)
Total Praxair, Inc. Shareholders’ Equity	5,807	5,021
Noncontrolling interests	453	420
TOTAL EQUITY	6,260	5,441
TOTAL LIABILITIES AND EQUITY	$19,965	$19,332
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Six months ended June 30,
	2017	2016
OPERATIONS
Net income - Praxair, Inc.	$795	$755
Noncontrolling interests	29	20
Net income (including noncontrolling interests)	824	775
Adjustments to reconcile net income to net cash provided by operating activities:
Transaction costs and other charges, net of payments	17	—
Depreciation and amortization	579	553
Deferred income taxes	48	4
Share-based compensation	28	22
Working capital:
Accounts receivable	(95)	(61)
Inventory	(5)	(8)
Prepaid and other current assets	(40)	2
Payables and accruals	(24)	(63)
Pension contributions	(6)	(6)
Long-term assets, liabilities and other	85	41
Net cash provided by operating activities	1,411	1,259
INVESTING
Capital expenditures	(652)	(680)
Acquisitions, net of cash acquired	(2)	(325)
Divestitures and asset sales	17	8
Net cash used for investing activities	(637)	(997)
FINANCING
Short-term debt borrowings (repayments) - net	(157)	508
Long-term debt borrowings	10	908
Long-term debt repayments	(158)	(726)
Issuances of common stock	70	60
Purchases of common stock	(11)	(83)
Cash dividends - Praxair, Inc. shareholders	(450)	(428)
Noncontrolling interest transactions and other	(84)	(109)
Net cash provided by (used for) financing activities	(780)	130
Effect of exchange rate changes on cash and cash equivalents	17	28
Change in cash and cash equivalents	11	420
Cash and cash equivalents, beginning-of-period	524	147
Cash and cash equivalents, end-of-period	$535	$567
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
2. Transaction Costs and Other Charges
2017 Transaction Costs
On June 1, 2017 Praxair and Linde AG ("Linde") entered into a business combination agreement, pursuant to which they agreed to combine their respective businesses subject to shareholder and regulatory approvals (see Note 15). In connection with the intended business combination, Praxair incurred transaction costs which totaled $15 million and $21 million for the quarter and six months ended June 30, 2017 ($15 million and $21 million after-tax, or $0.05 and $0.07 per diluted share), respectively.

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

2016 and 2015 Cost Reduction Programs and Other Charges
In the third quarter of 2016, Praxair recorded pre-tax charges totaling $96 million ($63 million after-tax and noncontrolling interests or $0.22 per diluted share). During 2015, Praxair recorded pre-tax charges totaling $165 million ($125 million after-tax and noncontrolling interests, or $0.43 per diluted share).

Reconciliation

The following table summarizes the activities related to the company's cost reduction programs for the six months ended June 30, 2017:

(millions of dollars)	Severance costs	Other Charges	Total
Balance, January 1, 2017	$38	$27	$65
Less: Cash payments	(13)	(3)	(16)
Less: Non-cash charges	—	—	—
Foreign currency translation	2	—	2
Balance, June 30, 2017	$27	$24	$51
2016 Bond Redemption Charge
In February 2016, Praxair redeemed $325 million of 5.20% notes due March 2017 resulting in a $16 million interest charge ($10 million after-tax, or $0.04 per diluted share).

For further details regarding the cost reduction program and other charges, refer to Note 2 to the consolidated financial statements of Praxair's 2016 Annual Report on Form 10-K.
3. Acquisitions
2016 Acquisitions

During the six months ended June 30, 2016, Praxair had acquisitions totaling $325 million, primarily the acquisition of Yara International ASA's European carbon dioxide business ("European CO2 business") and packaged gases businesses in North America and Europe. These transactions resulted in goodwill and other intangible assets of $118 million and $72 million, respectively. In addition, Praxair purchased a remaining 34% share in a Scandinavian joint venture for $104 million.

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

The purchase price for the acquisition was approximately $230 million (€206 million) and resulted in $121 million of intangible assets. The intangible assets primarily consist of $69 million of goodwill and $51 million of customer relationships that will be amortized over their estimated useful life of 20 years.

4. Supplemental Information
Inventories
The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	June 30, 2017	December 31, 2016
Inventories
Raw materials and supplies	$195	$197
Work in process	54	45
Finished goods	319	308
Total inventories	$568	$550

Long-term receivables
Long-term receivables are not material and are largely reserved. Such long-term receivables are included within other long-term assets in the condensed consolidated balance sheets and totaled $48 million and $46 million at June 30, 2017 and December 31, 2016, respectively. These amounts are net of reserves of $51 million and $50 million, respectively. The amounts in both periods relate primarily to government receivables in Brazil and other long-term notes receivable from customers. Collectability is reviewed regularly and uncollectible amounts are written off as appropriate.

5. Debt
The following is a summary of Praxair’s outstanding debt at June 30, 2017 and December 31, 2016:

(Millions of dollars)	June 30, 2017	December 31, 2016
SHORT-TERM
Commercial paper and U.S. bank borrowings	$222	$333
Other bank borrowings (primarily international)	58	101
Total short-term debt	280	434
LONG-TERM (a)
U.S. borrowings (U.S. dollar denominated unless otherwise noted)
Floating Rate Notes due 2017 (b)	—	150
1.05% Notes due 2017	400	400
1.20% Notes due 2018	499	499
1.25% Notes due 2018 (c)	478	478
4.50% Notes due 2019	598	598
1.90% Notes due 2019	499	499
1.50% Euro-denominated notes due 2020	682	627
2.25% Notes due 2020	299	299
4.05% Notes due 2021	497	497
3.00% Notes due 2021	496	496
2.45% Notes due 2022	597	597
2.20% Notes due 2022	498	498
2.70% Notes due 2023	497	497
1.20% Euro-denominated notes due 2024	626	575
2.65% Notes due 2025	397	397
1.625% Euro-denominated notes due 2025	565	519
3.20% Notes due 2026	725	725
3.55% Notes due 2042	662	662
Other	12	12
International bank borrowings	56	49
Obligations under capital leases	4	7
	9,087	9,081
Less: current portion of long-term debt	(910)	(164)
Total long-term debt	8,177	8,917
Total debt	$9,367	$9,515

(a)	Amounts are net of unamortized discounts, premiums and/or debt issuance costs as applicable.

(b)	In February 2017, Praxair repaid $150 million of floating rate notes that became due.

(c)	June 30, 2017 and December 31, 2016 include a $2 million and $4 million fair value increase, respectively, related to hedge accounting. See Note 6 for additional information.

In June 2017, the company entered into a $500 million 364-day revolving credit facility with a syndicate of banks which expires in June 2018. The credit facility is with major financial institutions and is non-cancelable by the issuing financial institution until maturity. The only financial covenant requires Praxair not to exceed a maximum 70% leverage ratio, which is consistent with the company's $2.5 billion senior unsecured credit facility (see Note 11 to the consolidated financial statements of Praxair's 2016 Annual Report on Form 10-K). No borrowings were outstanding under the credit agreement at June 30, 2017.

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
The following table is a summary of the notional amount and fair value of derivatives outstanding at June 30, 2017 and December 31, 2016 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets		Liabilities
(Millions of dollars)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$2,206	$2,104	$27	$11	$10	$18
Derivatives Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$38	$38	$—	$3	$—	$—
Forecasted purchases (a)	9	—	1	—	—	—
Interest rate contracts:
Interest rate swaps (b)	475	475	2	4	—	—
Total Hedges	$522	$513	$3	$7	$—	$—
Total Derivatives	$2,728	$2,617	$30	$18	$10	$18

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.

(b)	Assets are recorded in other long term assets.
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
Net Investment Hedge

In 2014 Praxair designated the €600 million ($682 million as of June 30, 2017) 1.50% Euro-denominated notes due 2020 and the €500 million ($565 million as of June 30, 2017) 1.625% Euro-denominated notes due 2025, as a hedge of the net investment position in its European operations. In 2016 Praxair designated an incremental €550 million ($626 million as of June 30, 2017) 1.20% Euro-denominated notes due 2024 as an additional hedge of the net investment position in its European operations. These Euro-denominated debt instruments reduce the company's exposure to changes in the currency exchange rate on investments in foreign subsidiaries with Euro functional currencies. Since hedge inception, exchange rate movements have reduced long-term debt by $189 million (long-term debt increased by $150 million during the first six months of 2017), with the offsetting gain shown within the cumulative translation component of AOCI in the condensed consolidated balance sheets and the consolidated statements of comprehensive income.
Interest Rate Contracts
Outstanding Interest Rate Swaps
At June 30, 2017, Praxair had one outstanding interest rate swap agreement with a $475 million notional amount related to the $475 million 1.25% notes that mature in 2018. The interest rate swap effectively converts fixed-rate interest to variable-rate interest and is designated as a fair value hedge. Fair value adjustments are recognized in earnings along with an equally offsetting charge / benefit to earnings for the changes in the fair value of the underlying debt instrument. At June 30, 2017, $2 million was recognized as an increase in the fair value of these notes ($4 million at December 31, 2016).

Terminated Treasury Rate Locks
The following table summarizes the unrecognized gains (losses) related to terminated treasury rate lock contracts:

	Year Terminated	Original Gain / (Loss)	Unrecognized Gain / (Loss) (a)
(Millions of dollars)			June 30, 2017	December 31, 2016
Treasury Rate Locks
Underlying debt instrument:
$500 million 2.20% fixed-rate notes that mature in 2022 (b)	2012	$(2)	$(1)	$(1)
$500 million 3.00% fixed-rate notes that mature in 2021 (b)	2011	(11)	(5)	(5)
$600 million 4.50% fixed-rate notes that mature in 2019 (b)	2009	16	4	4
Total - pre-tax			$(2)	$(2)
Less: income taxes			1	1
After- tax amounts			$(1)	$(1)

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

The following table summarizes the impact of the company’s derivatives on the consolidated statements of income:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2017	2016	2017	2016
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$30	$16	$109	$83
Other balance sheet items	1	1	2	3
Total	$31	$17	$111	$86

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

The following tables summarize the impacts of the company's derivatives designated as hedging instruments that impact AOCI:

Derivatives Designated as Hedging Instruments **

	Quarter Ended
	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Income
(Millions of dollars)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Currency contracts:
Balance sheet items	$—	$—	$—	$—
Net investment hedge	—	—	—	—
Forecasted purchases	1	—	—	—
Interest rate contracts:
Treasury rate lock contracts	—	—	—	(1)
Total - pre tax	$1	$—	$—	$(1)
Less: income taxes	(1)	—	—	1
Total - Net of Taxes	$—	$—	$—	$—

	Six Months Ended
	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Income
(Millions of dollars)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Currency contracts:
Balance sheet items	$(1)	$—	$—	$—
Net investment hedge	—	(4)	—	—
Forecasted purchases	1	—	—	—
Interest rate contracts:
Treasury rate lock contracts	—	—	—	(1)
Total - pre tax	$—	$(4)	$—	$(1)
Less: income taxes	—	1	—	1
Total - Net of Taxes	$—	$(3)	$—	$—
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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Assets
Derivatives	—	—	$30	$18	—	—
Liabilities
Derivatives	—	—	$10	$18	—	—
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
The fair values of cash and cash equivalents, short-term debt, accounts receivable-net, and accounts payable approximate carrying amounts because of the short maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for similar issues, which is deemed a level 2 measurement. At June 30, 2017, the estimated fair value of Praxair’s long-term debt portfolio was $9,273 million versus a carrying value of $9,087 million. At December 31, 2016, the estimated fair value of Praxair’s long-term debt portfolio was $9,218 million versus a carrying value of $9,081 million. Differences from carrying amounts are attributable to interest-rate changes subsequent to when the debt was issued.

8. Earnings Per Share – Praxair, Inc. Shareholders
Basic earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator (Millions of dollars)
Net income - Praxair, Inc.	$406	$399	$795	$755
Denominator (Thousands of shares)
Weighted average shares outstanding	285,719	285,314	285,429	285,182
Shares earned and issuable under compensation plans	371	388	370	384
Weighted average shares used in basic earnings per share	286,090	285,702	285,799	285,566
Effect of dilutive securities
Stock options and awards	2,445	2,025	2,268	1,860
Weighted average shares used in diluted earnings per share	288,535	287,727	288,067	287,426
Basic Earnings Per Share	$1.42	$1.40	$2.78	$2.64
Diluted Earnings Per Share	$1.41	$1.39	$2.76	$2.63
Stock options of 2,508,472 and 2,509,162 for quarter and six months ended June 30, 2017 and stock options of 2,637,160 and 5,174,451 for the quarter and six months ended June 30, 2016 were antidilutive and therefore excluded in the computation of diluted earnings per share.
9. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2017 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2016	$2,165	$132	$629	$58	$133	$3,117
Acquisitions	—	—	—	—	—	—
Purchase adjustments & other	—	1	1	—	—	2
Foreign currency translation	16	(2)	42	1	6	63
Balance, June 30, 2017	$2,181	$131	$672	$59	$139	$3,182

Praxair has performed its goodwill impairment tests annually during the second quarter of each year, and historically has determined that the fair value of each of its reporting units was substantially in excess of its carrying value. For the 2017 test completed this quarter, Praxair applied the FASB's accounting guidance (refer to Note 1 to the consolidated financial statements of Praxair's 2016 Annual Report on Form 10-K) which allows the Company to first assess qualitative factors to determine the extent of additional quantitative analysis, if any, that may be required to test goodwill for impairment. Based on the qualitative assessments performed, Praxair concluded that it was more likely than not that the fair value of each reporting unit substantially exceeded its carrying value and therefore, further quantitative analysis was not required. As a result, no impairment was recorded. There were no indicators of impairment through June 30, 2017.
Changes in the carrying amounts of other intangibles for the six months ended June 30, 2017 were as follows:

(Millions of dollars)	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2016	$751	$34	$51	$836
Additions	1	—	—	1
Foreign currency translation	15	—	1	16
Other*	(3)	(8)	—	(11)
Balance, June 30, 2017	$764	$26	$52	$842
Less: Accumulated amortization
Balance, December 31, 2016	$(214)	$(22)	$(17)	$(253)
Amortization expense	(20)	(2)	(2)	(24)
Foreign currency translation	(7)	—	—	(7)
Other*	2	8	—	10
Balance, June 30, 2017	$(239)	$(16)	$(19)	$(274)
Net balance at June 30, 2017	$525	$10	$33	$568

* Other primarily relates to write-off of fully amortized assets.
There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 17 years.
Total estimated annual amortization expense is as follows:

(Millions of dollars)
Remaining 2017	$25
2018	47
2019	45
2020	43
2021	41
Thereafter	367
$568
10. Share-Based Compensation
Share-based compensation of $16 million ($1 million after-tax) and $14 million (less than $1 million after-tax) was recognized during the quarters ended June 30, 2017 and 2016, respectively. The 2017 and 2016 quarters both include$10 million of excess tax benefits. Share-based compensation of $28 million ($5 million after-tax) and $22 million ($6 million after-tax) was recognized during the six months ended June 30, 2017 and 2016, respectively. The 2017 and 2016 six-month periods include $14 million and $10 million, respectively, of excess tax benefits. Expense amounts reflect current estimates of achieving performance targets relating to performance-based compensation. The expense was recorded primarily in selling, general and administrative expenses. There was no share-based compensation cost that was capitalized. For further details regarding Praxair’s share-based compensation arrangements and prior-year grants, refer to Note 15 to the consolidated financial statements of Praxair’s 2016 Annual Report on Form 10-K.
Stock Options
The weighted-average fair value of options granted during the six months ended June 30, 2017 was $12.40 ($8.91 in 2016) based on the Black-Scholes Options-Pricing model. The increase in grant date fair value year-over-year was primarily attributable to an increase in the company's stock price.

The following weighted-average assumptions were used to value the grants in 2017 and 2016:

	Six months ended June 30,
	2017	2016
Dividend yield	2.7%	2.9%
Volatility	14.0%	14.4%
Risk-free interest rate	2.13%	1.41%
Expected term years	6	6
The following table summarizes option activity under the plans as of June 30, 2017 and changes during the six-month period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2017	11,708	$101.58
Granted	2,090	118.71
Exercised	(1,588)	86.31
Cancelled or Expired	(90)	112.99
Outstanding at June 30, 2017	12,120	106.45	6.2	$316
Exercisable at June 30, 2017	8,051	$102.85	4.8	$239
The aggregate intrinsic value represents the difference between the company’s closing stock price of $132.55 as of June 30, 2017 and the exercise price multiplied by the number of in the money options outstanding as of that date. The total intrinsic value of stock options exercised during the quarter and six-months ended June 30, 2017 was $45 million and $63 million, respectively ($18 million and $41 million during the same periods in 2016, respectively).
Cash received from option exercises under all share-based payment arrangements for the quarter and six-months ended June 30, 2017 was $44 million and $63 million, respectively ($29 million and $59 million for the same periods in 2016, respectively). The cash tax benefit realized from share-based compensation totaled $18 million and $26 million for the quarter and six-months ended June 30, 2017 ($6 million and $19 million for the same periods in 2016, respectively).
As of June 30, 2017, $29 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1 year.
Performance-Based and Restricted Stock Awards
During the six months ended June 30, 2017, the company granted performance-based stock awards to employees of 223,630 shares that vest, subject to the attainment of pre-established minimum performance criteria, principally on the third anniversary of their date of grant. These awards are tied to either return on capital ("ROC") performance or relative total shareholder return ("TSR") performance versus that of the S&P 500. The actual number of shares issued in settlement of a vested award can range from zero to 200 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three-year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s common stock on the date of the grant and the estimated performance that will be achieved. Compensation expense for ROC awards will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved. TSR awards are measured at their grant date fair value and not subsequently re-measured.
During the six months ended June 30, 2017, the company also granted restricted stock units to employees of 81,853 shares. The majority of the restricted stock units vest at the end of a three-year service period. Compensation expense related to the restricted stock units is recognized on a straight line basis over the vesting period.
The weighted-average fair value of ROC performance-based stock awards and restricted stock units granted during the six months ended June 30, 2017 was $109.68 and $111.69, respectively ($93.46 and $97.95 for the same periods in 2016, respectively). These fair values are based on the closing market price of Praxair’s common stock on the grant date adjusted for dividends that will not be paid during the vesting period.

The weighted-average fair value of performance-based stock tied to relative TSR performance granted during the six months ended June 30, 2017 was $124.12 ($124.18 in 2016), and was estimated using a Monte Carlo simulation performed as of the grant date.
The following table summarizes non-vested performance-based and restricted stock award activity as of June 30, 2017 and changes during the six months then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2017	714	$115.72	274	$109.49
Granted	224	114.82	82	111.69
Vested	(76)	121.16	(81)	118.48
Cancelled and Forfeited	(190)	113.83	(5)	109.92
Non-vested at June 30, 2017	672	$113.40	270	$107.46
There are approximately 9 thousand performance-based shares and 6 thousand restricted stock shares that are non-vested at June 30, 2017 which will be settled in cash due to foreign regulatory limitations. The liability related to these grants reflects the current estimate of performance that will be achieved and the current common stock price.
As of June 30, 2017, based on current estimates of future performance, $30 million of unrecognized compensation cost related to performance-based awards is expected to be recognized through the first quarter of 2020 and $15 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized primarily through the first quarter of 2020.
11. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarter and six months ended June 30, 2017 and 2016 are shown below:

	Quarter Ended June 30,				Six Months Ended June 30,
	Pensions		OPEB		Pensions		OPEB
(Millions of dollars)	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$12	$12	$1	$1	$23	$24	$2	$2
Interest cost	25	25	1	1	51	49	2	2
Expected return on plan assets	(40)	(39)	—	—	(80)	(78)	—	—
Net amortization and deferral	17	16	(1)	(1)	34	31	(2)	(2)
Curtailment gain (1)	—	—	—	—	—	—	(18)	—
Net periodic benefit cost	$14	$14	$1	$1	$28	$26	$(16)	$2
(1) The curtailment gain recorded during the six months ended June 30, 2017 resulted from the termination of an OPEB plan in South America in the first quarter.
Praxair estimates that 2017 required contributions to its pension plans will be in the range of $10 million to $15 million, of which $6 million have been made through June 30, 2017.

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

•
At June 30, 2017 the most significant non-income and income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $235 million. Praxair has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

•
On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines on all five companies. Originally, CADE imposed a civil fine of R$2.2 billion Brazilian reais (US$665 million) against White Martins, the Brazil-based subsidiary of Praxair, Inc. In response to a motion for clarification, the fine was reduced to R$1.7 billion Brazilian reais (US$514 million) due to a calculation error made by CADE. The amount of the fine is subject to indexation using SELIC. On September 2, 2010, Praxair issued a press release and filed a report on Form 8-K rejecting all claims and stating that the fine represents a gross and arbitrary disregard of Brazilian law.

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

13. Segments
Sales and operating profit by segment for the quarters and six months ended June 30, 2017 and 2016 are shown below. For a description of Praxair’s operating segments, refer to Note 18 to the consolidated financial statements of Praxair’s 2016 Annual Report on Form 10-K.

	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2017	2016	2017	2016
SALES(a)
North America	$1,505	$1,411	$2,963	$2,764
Europe	383	355	739	675
South America	373	358	742	669
Asia	422	393	817	769
Surface Technologies	151	148	301	297
Total sales	$2,834	$2,665	$5,562	$5,174

	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2017	2016	2017	2016
OPERATING PROFIT
North America	$378	$359	$735	$708
Europe	73	68	139	130
South America	63	70	127	125
Asia	80	67	155	130
Surface Technologies	25	24	51	49
Segment operating profit	619	588	1,207	1,142
Transaction costs and other charges (Note 2)	(15)	—	(21)	—
Total operating profit	$604	$588	$1,186	$1,142

(a)	Sales reflect external sales only. Intersegment sales, primarily from North America to other segments, were not material.

14. Equity and Redeemable Noncontrolling Interests
Equity
A summary of the changes in total equity for the quarters and six months ended June 30, 2017 and 2016 is provided below:

	Quarter Ended June 30,
(Millions of dollars)	2017			2016
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$5,529	$436	$5,965	$4,888	$417	$5,305
Net income (a)	406	13	419	399	10	409
Other comprehensive income (loss)	41	13	54	76	(6)	70
Noncontrolling interests:
Additions (reductions)	—	7	7	—	—	—
Dividends and other capital changes	—	(16)	(16)	—	(14)	(14)
Redemption value adjustments	—	—	—	3	—	3
Dividends to Praxair, Inc. common stock holders ($0.7875 per share in 2017 and $0.75 per share in 2016)	(225)	—	(225)	(214)	—	(214)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	1	—	1	2	—	2
For employee savings and incentive plans	39	—	39	23	—	23
Purchases of common stock	—	—	—	(51)	—	(51)
Share-based compensation	16	—	16	14	—	14
Balance, end of period	$5,807	$453	$6,260	$5,140	$407	$5,547

	Six Months Ended June 30,
(Millions of dollars)	2017			2016
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$5,021	$420	$5,441	$4,389	$404	$4,793
Net income (a)	795	28	823	755	18	773
Other comprehensive income (loss)	356	18	374	422	4	426
Noncontrolling interests:
Additions (reductions)	—	7	7	—	—	—
Dividends and other capital changes	—	(20)	(20)	—	(19)	(19)
Redemption value adjustments	—	—	—	3	—	3
Dividends to Praxair, Inc. common stock holders ($1.575 per share in 2017 and $1.50 per share in 2016)	(450)	—	(450)	(428)	—	(428)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	3	—	3	4	—	4
For employee savings and incentive plans	54	—	54	56	—	56
Purchases of common stock	—	—	—	(83)	—	(83)
Share-based compensation	28	—	28	22	—	22
Balance, end of period	$5,807	$453	$6,260	$5,140	$407	$5,547

(a)
Net income for noncontrolling interests excludes Net income related to redeemable noncontrolling interests of $1 million for both the quarter and the six months ended June 30, 2017 ($2 million for the six months ended June 30, 2016, all in the first quarter), which is not part of total equity (see redeemable noncontrolling interests section below).

The components of AOCI are as follows:

	June 30,	December 31,
(Millions of dollars)	2017	2016
Cumulative translation adjustment - net of taxes:
North America	$(847)	$(1,038)
South America	(2,000)	(1,969)
Europe	(439)	(504)
Asia	(273)	(383)
Surface Technologies	(31)	(52)
	(3,590)	(3,946)
Derivatives - net of taxes	(1)	(1)
Pension / OPEB funded status obligation (net of $352 million tax benefit at both June 30, 2017 and December 31, 2016)	(653)	(653)
	$(4,244)	$(4,600)

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
At June 30, 2017, redeemable noncontrolling interests includes one packaged gas distributor in the United States where the noncontrolling shareholder has a put option. On June 1, 2016, Praxair acquired the remaining 34% stake in Yara Praxair Holding AS, a 66%-owned joint venture in Scandinavia, for $104 million.

The following is a summary of the changes in redeemable noncontrolling interests for the six months ended June 30, 2017 and 2016:

(Millions of dollars)	2017	2016
Balance, January 1	$11	$113
Net income	1	2
Distributions to noncontrolling interest and other	(2)	—
Redemption value adjustments/accretion	—	(3)
Foreign currency translation	—	4
Purchase of noncontrolling interest	—	(104)
Balance, June 30	$10	$12

15. Proposed Business Combination with Linde AG

On June 1, 2017, Praxair, Inc. and Linde AG entered into a definitive Business Combination Agreement (the "Business Combination Agreement"), pursuant to which, among other things, Praxair, Inc. and Linde AG agreed to combine their respective businesses through an all-stock transaction, and become subsidiaries of a new holding company incorporated in Ireland, Linde plc (f/k/a Zamalight plc).

Under the terms of the Business Combination Agreement, Linde plc will make an offer to exchange each issued and outstanding no-par value bearer share of Linde AG for 1.540 ordinary shares of Linde plc (the “Exchange Offer”), and Zamalight Subco, Inc., an indirect wholly-owned Delaware subsidiary of Linde plc, will merge with and into Praxair, Inc., with Praxair, Inc. surviving the merger (the “Merger”, and together with the Exchange Offer, the “Business Combination” ). In the Merger, each share of Praxair, Inc. common stock will be converted into the right to receive one Linde plc ordinary share. Upon completion of the Business Combination, and assuming that all of the outstanding Linde shares are exchanged in the Exchange Offer, former Praxair shareholders and former Linde shareholders will each own approximately 50% of the outstanding Linde plc shares. Linde plc will apply to list its ordinary shares on the New York Stock Exchange and the Frankfurt Stock Exchange, and will seek inclusion in the S&P 500 and DAX 30 indices.

The parties currently expect the Business Combination to be completed in the second half of 2018. Completion of the Business Combination is subject to the satisfaction or waiver of conditions, including (a) approval of the Merger by holders of a majority of the outstanding shares of Praxair, Inc. common stock, (b) the tender in the Exchange Offer of at least 75% of the outstanding Linde shares, (c) approval by requisite governmental regulators and authorities, including approvals under applicable competition laws, (d) absence of any law, regulation or injunction or order by any governmental entity in Ireland, the United Kingdom, Germany or the United States that prohibits or makes illegal the completion of the Business Combination and (e) that there has been no material adverse effect on and no material compliance violation by either Praxair, Inc. or Linde AG, as determined by a third-party independent expert.

The Business Combination may be terminated for, or may terminate as a result of, certain reasons, including, among others, (a) the mutual consent of Praxair, Inc. and Linde AG to termination, (b) a change in recommendation regarding the Business Combination from the Praxair board of directors, the Linde executive board or the Linde supervisory board (provided that, with respect to the Linde supervisory board, such change involves recommending that Linde shareholders not accept the Exchange Offer ), (c) the occurrence of an “adverse tax event” (as defined in the Business Combination Agreement), (d) a permanent injunction or order by any governmental entity in Ireland, the United Kingdom, Germany or the United States that prohibits or makes illegal the completion of the Business Combination, (e) the occurrence of a change, event, occurrence or effect that has had or is reasonably expected to have a “material adverse change” ( as defined in the Business Combination Agreement) on Linde, Inc. or Praxair, Inc. or (f) the failure to satisfy any of the conditions described in the preceding paragraph. The Business Combination Agreement further provides that, upon termination of the Business Combination under certain specified circumstances, Praxair, Inc. will be required to pay Linde AG a termination fee of €250 million or Linde AG will be required to pay Praxair, Inc. such termination fee, as applicable.

For additional information related to the Business Combination Agreement, please refer to Praxair, Inc's Current Report on Form 8-K filed with the U. S. Securities and Exchange Commission ("SEC”) on June 1, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides summary data for the quarter and six months ended June 30, 2017 and 2016:

	Quarter Ended June 30,			Six Months Ended June 30,
(Dollar amounts in millions, except per share data)	2017	2016	Variance	2017	2016	Variance
Reported Amounts
Sales	$2,834	$2,665	6%	$5,562	$5,174	7%
Cost of sales, exclusive of depreciation and amortization	$1,598	$1,468	9%	$3,143	$2,849	10%
Gross margin (a)	$1,236	$1,197	3%	$2,419	$2,325	4%
As a percent of sales	43.6%	44.9%		43.5%	44.9%
Selling, general and administrative	$308	$308	—%	$587	$582	1%
As a percent of sales	10.9%	11.6%		10.6%	11.2%
Depreciation and amortization	$292	$281	4%	$579	$553	5%
Transaction costs and other charges (b)	$15	$—		$21	$—
Other income (expense) - net	$6	$4		$—	$(1)
Operating profit	$604	$588	3%	$1,186	$1,142	4%
Operating margin	21.3%	22.1%		21.3%	22.1%
Interest expense - net	$38	$44	(14)%	$79	$109	(28)%
Effective tax rate	27.7%	26.8%		27.6%	27.0%
Income from equity investments	$11	$11	—%	$23	$21	10%
Noncontrolling interests	$(14)	$(10)	40%	$(29)	$(20)	45%
Net income - Praxair, Inc.	$406	$399	2%	$795	$755	5%
Diluted earnings per share	$1.41	$1.39	1%	$2.76	$2.63	5%
Diluted shares outstanding	288,535	287,727	—%	288,067	287,426	—%
Number of employees	26,487	26,896		26,487	26,896
Adjusted Amounts (b)
Operating profit	$619	$588	5%	$1,207	$1,142	6%
Operating margin	21.8%	22.1%		21.7%	22.1%
Interest expense - net	$38	$44	(14)%	$79	$93	(15)%
Effective tax rate	27.0%	26.8%		27.1%	27.2%
Net income - Praxair, Inc.	$421	$399	6%	$816	$765	7%
Diluted earnings per share	$1.46	$1.39	5%	$2.83	$2.67	6%
Other Financial Data (b)
After-tax return on capital	11.5%	12.1%		11.5%	12.1%
Adjusted after-tax return on capital	12.1%	12.2%		12.1%	12.2%
EBITDA	$907	$880		$1,788	$1,716
EBITDA Margin	32.0%	33.0%		32.1%	33.2%
Adjusted EBITDA	$922	$880		$1,809	$1,716
Adjusted EBITDA Margin	32.5%	33.0%		32.5%	33.2%

(a)	Gross margin excludes depreciation and amortization expense.

(b)
Adjusted amounts and other financial data are non-GAAP performance measures which exclude the impact of the transaction costs in the first and second quarters of 2017 related to the potential Linde merger and the bond redemption charge in the first quarter of 2016 (see Note 2 to the condensed consolidated financial statements). A reconciliation of reported amounts to adjusted amounts and other financial data can be found in the "Non-GAAP Financial Measures" section of this MD&A.

Consolidated Results

In the second quarter of 2017, Praxair’s sales were $2,834 million, 6% above the prior–year quarter. Excluding higher cost pass-through, primarily natural gas, which increased sales by 2% with minimal impact on operating profit, sales growth was 4%. Volume growth of 3% was driven by North America, Asia and Europe, and included new project-start-ups. Higher price increased sales by 1%. Reported operating profit for the second quarter of 2017 of $604 million, 21.3% of sales, was 3% above $588 million in the prior-year quarter. Operating profit included transaction costs of $15 million related to the potential Linde merger. Excluding these costs, adjusted operating profit was $619 million, 21.8% of sales and 5% above the 2016 second quarter driven by higher volumes and price. The company's EBITDA margin was 32.0% and adjusted EBITDA margin was 32.5%. Diluted earnings per share ("EPS") was $1.41, 1% above reported EPS of $1.39 in the second quarter of 2016. On an adjusted basis, EPS was $1.46, 5% above the 2016 EPS of $1.39, driven by higher net income, adjusted for the impact of transaction costs related to the potential merger.
Outlook

Diluted EPS for the third quarter of 2017 is expected to be in the range of $1.40 to $1.46 excluding transaction costs related to the potential Linde merger.

Reported diluted EPS for the full year of 2017 is expected to be in the range of $5.56 to $5.68 which (i) includes $0.07 per diluted share for first and second quarter transaction costs, but (ii) excludes future transaction costs related to the potential merger.

Adjusted diluted EPS for the full year of 2017 is expected to be in the range of $5.63 to $5.75 excluding (i) $0.07 per diluted share for first and second quarter transaction costs, and (ii) future transaction costs related to the potential merger. See Notes 2 and 15 to the condensed consolidated financial statements.

Full-year capital expenditures are expected to be about $1.4 billion.

The company’s core business is to build, own, and operate industrial gas plants in order to supply atmospheric and process gases to customers. As such, Praxair believes that its backlog is one indicator of future sales growth. At June 30, 2017, Praxair’s backlog of 12 large projects under construction was $1.4 billion. This represents the total estimated capital cost of large plants under construction. These plants will supply customers in the energy, chemical, manufacturing, and electronics markets.

Praxair provides quarterly updates on operating results, material trends that may affect financial performance, and financial earnings guidance via quarterly earnings releases and investor teleconferences. These updates are available on the company’s website, www.praxair.com, but are not incorporated herein.

Results of Operations
The changes in consolidated sales and operating profit compared to the prior year are attributable to the following:

	Quarter Ended June 30, 2017 vs. 2016		Six Months Ended June 30, 2017 vs. 2016
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	3%	5%	3%	5%
Price/Mix	1%	5%	1%	4%
Cost pass-through	2%	—%	2%	—%
Currency	—%	—%	—%	—%
Acquisitions/divestitures	—%	1%	1%	1%
Other	—%	(8)%	—%	(6)%
Reported	6%	3%	7%	4%
Add: Transaction costs	—%	2%	—%	2%
Adjusted	6%	5%	7%	6%
The following tables provide sales by end-market and distribution method:

	Quarter Ended June 30,			Six Months Ended June 30,
	% of Sales		% Change*	% of Sales		% Change*
	2017	2016		2017	2016
Sales by End Markets
Manufacturing	22%	23%	1%	22%	23%	1%
Metals	17%	17%	5%	17%	17%	6%
Energy	12%	11%	3%	12%	11%	4%
Chemicals	10%	10%	8%	10%	10%	8%
Electronics	9%	8%	13%	9%	8%	9%
Healthcare	8%	8%	3%	8%	8%	3%
Food & Beverage	10%	9%	3%	9%	9%	5%
Aerospace	3%	3%	9%	3%	3%	10%
Other	9%	11%	1%	10%	11%	3%
	100%	100%		100%	100%
 * Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2017	2016	2017	2016
Sales by Distribution Method
On-Site	30%	28%	30%	28%
Merchant	34%	35%	34%	35%
Packaged Gas	28%	29%	28%	28%
Other	8%	8%	8%	9%
	100%	100%	100%	100%

Sales increased $169 million, or 6%, for the second quarter and increased $388 million, or 7%, for the six months ended June 30, 2017 versus the respective 2016 periods driven by 3% volume growth in North America, Europe and Asia partially offset by lower volumes in South America. Higher overall pricing, primarily in North America and Europe, contributed 1% to sales for both the second quarter and six-month period. Acquisitions, largely in Europe, added an incremental 1% to sales for the six month period. Higher cost pass-through, primarily higher natural gas prices passed through to hydrogen customers, increased sales by 2% in both the quarter and six-month period with minimal impact on operating profit.

Gross margin increased $39 million, or 3%, for the second quarter of 2017 and increased $94 million, or 4%, for the six months ended June 30, 2017 versus the respective 2016 periods, primarily due to higher volumes and price. Gross margin as a percentage of sales declined to 43.6% from 44.9% for the second quarter of 2017 and declined to 43.5% from 44.9% for the six months ended June 30, 2017 versus the respective 2016 periods largely driven by the contractual pass-through of higher natural gas costs to customers.

Selling, general and administrative expense ("SG&A") remained flat for the second quarter of 2017 and increased $5 million, or 1%, for the six months ended June 30, 2017 versus the respective 2016 periods. Currency impacts were minimal for the quarter and increased SG&A by $4 million for the six-month period. Excluding currency effects, SG&A was relatively flat in both periods as increases from acquisitions and incentive compensation were offset by cost reduction actions.

Depreciation and amortization expense increased $11 million, or 4%, for the second quarter of 2017 and increased $26 million, or 5%, for the six months ended June 30, 2017 versus the respective 2016 periods primarily driven by large project start-ups and acquisitions. Currency effects were flat for the quarter and increased depreciation and amortization expense by $3 million for the six months ended June 30, 2017 versus the respective 2016 periods.

Praxair recorded transaction costs of $15 million related to the potential merger during the second quarter of 2017 and $21 million for the six months ended June 30, 2017 (refer to Note 2 to the condensed consolidated financial statements).

Other income (expense) – net was $6 million income for the quarter ended June 30, 2017 compared to $4 million income for the quarter ended June 30, 2016 and flat for the six months ended June 30, 2017 compared to a $1 million expense for the respective 2016 period.

Reported operating profit increased $16 million, or 3%, for the second quarter of 2017 and increased $44 million, or 4%, for the six months ended June 30, 2017 versus the respective periods in 2016. The quarter and six-month periods of 2017 include $15 million and $21 million, respectively, of transaction costs related to the potential merger. Excluding these charges, adjusted operating profit increased $31 million, or 5%, for the second quarter of 2017 and $65 million or 6% for the six month ended June 30, 2017 versus the respective periods in 2016 driven by higher volumes and price.

Interest expense-net decreased $6 million, or 14%, for the second quarter of 2017 and decreased $30 million, or 28%, for the six months ended June 30, 2017 versus the respective 2016 periods. Included within interest expense-net for the 2016 six-month period was a $16 million charge relating to a bond redemption (see Note 2 to the condensed consolidated financial statements). Excluding this charge, adjusted interest expense-net decreased $14 million, or 15% for the six months ended June 30, 2017 versus the respective 2016 period. This decrease was primarily attributable to overall lower net debt.

The reported effective tax rate ("ETR") for the second quarter of 2017 and 2016 was 27.7% and 26.8%, respectively. The reported ETR for the second quarter of 2017 includes $15 million of non-deductible transaction costs related to the potential merger. Excluding these impacts, on an adjusted basis the ETR for the second quarter 2017 was 27.0%. The ETR for the six months ended June 30, 2017 and 2016 was 27.6% and 27.0%, respectively. The reported ETR for the 2017 six-month period includes $21 million of non-deductible transaction costs related to the potential merger. In addition, the 2016 six-month period includes a $6 million tax benefit relating to a bond redemption charge recorded during the first quarter of 2016. Excluding these impacts, on an adjusted basis the ETR for the six months ended June 31, 2017 and 2016 was 27.1% and 27.2%, respectively.

Income from equity investments was $11 million for both the second quarter of 2017 and 2016. Income from equity investments for the six months ended June 30, 2017 and 2016 was $23 million and $21 million, respectively, largely in China and Italy.

At June 30, 2017, non-controlling interests consisted primarily of non-controlling shareholders' investments in Asia (primarily China), Europe (primarily Italy) and surface technologies. Non-controlling interests increased $4 million for the second quarter of 2017 and increased $9 million for the six months ended June 30, 2017 versus the respective 2016 periods driven by PG Technologies, LLC ("PGT"), a surface technologies joint venture with GE Aviation formed in the fourth quarter of 2016.

Reported Net income-Praxair, Inc. increased $7 million, or 2%, for the second quarter of 2017 and increased $40 million, or 5%, for the six months ended June 30, 2017 versus the respective periods in 2016. Included within the second quarter of 2017 and six months ended June 30, 2017 were transaction costs of $15 million and $21 million after-tax respectively, related to the potential merger. In addition, the 2016 six-month period included a $10 million after-tax charge from a bond redemption (see Note 2 to the condensed consolidated financial statements). Excluding these charges, adjusted Net income-Praxair, Inc increased $22 million, or 6%, for the second quarter of 2017 and increased $51 million, or 7%, for the six months ended June 30, 2017 versus the respective periods in 2016 primarily due to higher adjusted operating profit and lower adjusted interest expense-net.

Reported Earnings per share of $1.41 increased $0.02, or 1%, for the second quarter of 2017 and increased $0.13, or 5%, for the six months ended June 30, 2017 versus the comparable periods in 2016. Included within the 2017 second quarter and six-month periods were charges of $0.05 and $0.07 respectively for transaction costs related to the potential merger. In addition, the 2016 six-month period includes a $0.04 charge from a bond redemption (see Note 2 to the condensed consolidated financial statements) recorded during the first quarter of 2016. Excluding these charges, adjusted EPS increased $0.07, or 5% for the second quarter of 2017 and increased $0.16, or 6%, for the six months ended June 30, 2017, versus prior year primarily due to higher adjusted net income.

The number of employees at June 30, 2017 was 26,487, a decrease of 409 employees from June 30, 2016. This decrease primarily reflects the impact of cost reduction programs implemented during the previous year and was partially offset by increases due to acquisitions.

Other Financial Data

After-tax return on capital ("ROC") was 11.5% for the four-quarter trailing period ended June 30, 2017 versus 12.1% for the 2016 period. Adjusted ROC was 12.1% for the four-quarter trailing period ended June 30, 2017 versus 12.2% for the 2016 period.

EBITDA increased $27 million to $907 million for the second quarter 2017 from $880 million for the second quarter 2016. Adjusted EBITDA increased $42 million to $922 million for the second quarter 2017 from $880 million for the second quarter 2016. EBITDA increased $72 million to $1,788 million for the six months ended June 30, 2017 from $1,716 million for the six months ended June 30, 2016. Adjusted EBITDA increased $93 million to $1,809 million for the six months ended June 30, 2017 from $1,716 million for the six months ended June 30, 2016. The increase in adjusted EBITDA in both the quarter and six-month periods is primarily due to higher adjusted net income plus depreciation and amortization versus the prior year periods.

See the "Non-GAAP Financial Measures" section below for definitions and reconciliations of these non-GAAP measures to reported GAAP amounts.
Other Comprehensive Income (Loss)

Other comprehensive income for the quarter and six months ended June 30, 2017 of $54 million and $374 million, respectively, resulted from currency translation adjustments. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars. Generally, positive translation adjustments result from the weakening of the U.S. dollar against most major currencies, while negative translation adjustments result from a strengthening of the U.S. dollar. See the "Currency" section of the MD&A for exchange rates used for translation purposes and Note 14 to the condensed consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income by segment.

Retirement Benefits

The net periodic cost for pension and OPEB plans was $15 million for the quarters ended June 30, 2017 and 2016. For the six months ended June 30, 2017 and 2016 net periodic cost for pension and OPEB plans was $12 million and $28 million, respectively. The decrease for the six months ended June 30, 2017 is related to a curtailment gain recorded in the first quarter on a South American OPEB plan for $18 million.

Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows.

	Quarter Ended June 30,			Six Months Ended June 30,
(Dollar amounts in millions)	2017	2016	Variance	2017	2016	Variance
SALES
North America	$1,505	$1,411	7%	$2,963	$2,764	7%
Europe	383	355	8%	739	675	9%
South America	373	358	4%	742	669	11%
Asia	422	393	7%	817	769	6%
Surface Technologies	151	148	2%	301	297	1%
	$2,834	$2,665	6%	$5,562	$5,174	7%
OPERATING PROFIT
North America	$378	$359	5%	$735	$708	4%
Europe	73	68	7%	139	130	7%
South America	63	70	(10)%	127	125	2%
Asia	80	67	19%	155	130	19%
Surface Technologies	25	24	4%	51	49	4%
Segment operating profit	619	588	5%	1,207	1,142	6%
Transaction costs and other charges	(15)	—		(21)	—
Total operating profit	$604	$588	3%	$1,186	$1,142	4%

North America

	Quarter Ended June 30,			Six Months Ended June 30,
	2017	2016	Variance	2017	2016	Variance
Sales	$1,505	$1,411	7%	$2,963	$2,764	7%
Cost of sales, exclusive of depreciation and amortization	793	715		1,567	1,397
Gross margin	712	696		1,396	1,367
Operating expenses	177	183		350	353
Depreciation and amortization	157	154		311	306
Operating profit	$378	$359	5%	$735	$708	4%
Margin %	25.1%	25.4%		24.8%	25.6%

	Quarter Ended June 30, 2017 vs. 2016		Six Months Ended June 30, 2017 vs. 2016
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	2%	6%	3%	5%
Price/Mix	2%	6%	1%	5%
Cost pass-through	4%	—%	3%	—%
Currency	(1)%	(1)%	(1)%	(1)%
Acquisitions/divestitures	—%	—%	1%	—%
Other	—%	(6)%	—%	(5)%
	7%	5%	7%	4%
The following tables provide sales by end-market and distribution method:

	Quarter Ended June 30,			Six Months Ended June 30,
	% of Sales		% Change*	% of Sales		% Change*
	2017	2016		2017	2016
Sales by End Markets
Manufacturing	28%	30%	3%	29%	30%	2%
Metals	11%	12%	5%	12%	12%	7%
Energy	18%	16%	4%	18%	16%	5%
Chemicals	9%	9%	5%	9%	9%	4%
Electronics	5%	5%	15%	5%	5%	7%
Healthcare	7%	7%	2%	7%	7%	4%
Food & Beverage	10%	10%	4%	10%	10%	5%
Aerospace	2%	2%	9%	2%	2%	8%
Other	10%	9%	(1)%	8%	9%	3%
	100%	100%		100%	100%
 * Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2017	2016	2017	2016
Sales by Distribution Method
On- Site	30%	27%	30%	27%
Merchant	37%	39%	37%	39%
Packaged Gas	31%	32%	31%	32%
Other	2%	2%	2%	2%
	100%	100%	100%	100%

North America segment sales increased $94 million, or 7% in the second quarter of 2017 and $199 million, or 7% for the six-month period ended June 30, 2017 as compared to prior year. Higher cost pass-through, primarily higher natural gas prices passed through to hydrogen customers, increased sales by 4% in the second quarter and 3% for the six-month period, with minimal impact on operating profit and accounted for the increase of on-site as a percentage of sales. Excluding currency and cost pass-through, sales were 4% and 5% above the prior-year quarter and six-month period, respectively, primarily due to higher volumes to most end-markets and higher pricing. Acquisitions, primarily packaged gas distributors in the United States, had a minimal impact in the second quarter and contributed 1% to sales growth for the six-month period.

North America segment operating profit increased $19 million, or 5% in the second quarter of 2017 and $27 million, or 4% for the six-month period ended June 30, 2017 as compared to the prior-year due to higher volumes and pricing which were partially offset by higher costs, primarily energy and purchased products. Excluding the impact of cost pass-through, the operating margin percentage improved by about 60 basis points in the second quarter and was consistent with prior year for the six-month period.
Europe

	Quarter Ended June 30,			Six Months Ended June 30,
	2017	2016	Variance %	2017	2016	Variance %
Sales	$383	$355	8%	$739	$675	9%
Cost of sales, exclusive of depreciation and amortization	219	197		420	375
Gross margin	164	158		319	300
Operating expenses	50	51		99	95
Depreciation and amortization	41	39		81	75
Operating profit	$73	$68	7%	$139	$130	7%
Margin %	19.1%	19.2%		18.8%	19.3%

	Quarter Ended June 30, 2017 vs. 2016		Six Months Ended June 30, 2017 vs. 2016
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	4%	7%	4%	8%
Price/Mix	1%	3%	1%	3%
Cost pass-through	—%	—%	—%	—%
Currency	(2)%	(4)%	(2)%	(5)%
Acquisitions/divestitures	5%	4%	6%	4%
Other	—%	(3)%	—%	(3)%
	8%	7%	9%	7%

The following tables provide sales by end-market and distribution method:

	Quarter Ended June 30,			Six Months Ended June 30,
	% of Sales		% Change*	% of Sales		% Change*
	2017	2016		2017	2016
Sales by End Markets
Manufacturing	20%	21%	—%	21%	22%	2%
Metals	16%	16%	2%	16%	17%	4%
Energy	5%	5%	(1)%	4%	5%	—%
Chemicals	12%	13%	8%	12%	14%	10%
Electronics	8%	7%	15%	8%	8%	7%
Healthcare	12%	11%	3%	12%	11%	3%
Food & Beverage	15%	11%	12%	14%	10%	12%
Aerospace	1%	1%	10%	1%	1%	16%
Other	11%	15%	4%	12%	12%	10%
	100%	100%		100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures

	Quarter Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2017	2016	2017	2016
Sales by Distribution Method
On- Site	18%	18%	19%	19%
Merchant	35%	35%	35%	34%
Packaged Gas	43%	43%	42%	42%
Other	4%	4%	4%	5%
	100%	100%	100%	100%
Europe segment sales increased by $28 million, or 8% in the second quarter of 2017 and $64 million, or 9% for the six-month period ended June 30, 2017 as compared to the prior year driven by the acquisition of a carbon dioxide business in the prior year largely serving the food and beverage market and an increase in overall volumes including new project start-ups.

Europe segment operating profit increased by $5 million, or 7% in the second quarter of 2017 and $9 million, or 7% for the six-month period ended June 30, 2017 as compared to the prior year. The increase in operating profit was primarily driven by higher volumes and the acquisition of the carbon dioxide business in the prior year.
South America

	Quarter Ended June 30,			Six Months Ended June 30,
	2017	2016	Variance	2017	2016	Variance
Sales	$373	$358	4%	$742	$669	11%
Cost of sales, exclusive of depreciation and amortization	221	208		444	391
Gross margin	152	150		298	278
Operating expenses	50	48		94	91
Depreciation and amortization	39	32		77	62
Operating profit	$63	$70	(10)%	$127	$125	2%
Margin %	16.9%	19.6%		17.1%	18.7%

	Quarter Ended June 30, 2017 vs. 2016		Six Months Ended June 30, 2017 vs. 2016
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	(4)%	(10)%	(2)%	(9)%
Price/Mix	1%	2%	1%	3%
Cost pass-through	1%	—%	—%	—%
Currency	6%	5%	12%	9%
Acquisitions/divestitures	—%	—%	—%	—%
Other	—%	(7)%	—%	(1)%
	4%	(10)%	11%	2%
The following tables provide sales by end-market and distribution method:

	Quarter Ended June 30,			Six Months Ended June 30,
	% of Sales		% Change*	% of Sales		% Change*
	2017	2016		2017	2016
Sales by End Markets
Manufacturing	16%	19%	(15)%	17%	19%	(11)%
Metals	31%	29%	1%	30%	29%	—%
Energy	2%	2%	28%	2%	2%	43%
Chemicals	10%	9%	3%	10%	9%	6%
Electronics	—%	—%	—%	—%	—%	—%
Healthcare	20%	19%	3%	20%	19%	3%
Food & Beverage	12%	13%	(4)%	13%	13%	1%
Aerospace	—%	—%	—%	—%	—%	—%
Other	9%	9%	(8)%	8%	9%	(8)%
	100%	100%		100%	100%
 * - Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2017	2016	2017	2016
Sales by Distribution Method
On- Site	33%	28%	32%	29%
Merchant	38%	41%	38%	41%
Packaged Gas	27%	28%	27%	28%
Other	2%	3%	3%	2%
	100%	100%	100%	100%

South America segment sales increased $15 million, or 4% in the second quarter of 2017 and $73 million, or 11% for the six-month period ended June 30, 2017 as compared to the prior year. Favorable currency impacts increased sales by 6% and 12% for the second quarter and six-month period, respectively, driven by the strengthening of the Brazilian real against the U.S. dollar, partially offset by the continued devaluation of the Argentine Peso. Cost pass-through increased sales by 1% for quarter and had minimal impact on the six-month period. Excluding currency and cost pass-through, sales decreased 3% for the quarter and 1% for the six-month period as higher price and higher volumes from new project contribution were more than offset by negative underlying base volumes in Brazil, primarily in the manufacturing end-market due to weak industrial production. Growth in on-site volumes due to new plant start-ups accounted for the increase in on-site sales as a percentage of total segment sales.

South America segment operating profit decreased $7 million, or 10% in the second quarter of 2017 and increased $2 million, or 2%, for the six-month period ended June 30, 2017 versus the prior-year periods. Excluding currency translation, second quarter operating profit decreased 15% driven by unfavorable product sales mix, lower volumes and cost inflation partially offset by a gain on asset sale. Excluding currency translation, operating profit for the six-month period decreased 7% as impacts of lower operating profit from the above reasons was partially offset by an OPEB benefit plan curtailment.

Asia

	Quarter Ended June 30,			Six Months Ended June 30,
	2017	2016	Variance	2017	2016	Variance
Sales	$422	$393	7%	$817	$769	6%
Cost of sales, exclusive of depreciation and amortization	268	253		517	494
Gross margin	154	140		300	275
Operating expenses	28	28		55	55
Depreciation and amortization	46	45		90	90
Operating profit	$80	$67	19%	$155	$130	19%
Margin %	19.0%	17.0%		19.0%	16.9%

	Quarter Ended June 30, 2017 vs. 2016		Six Months Ended June 30, 2017 vs. 2016
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	10%	14%	10%	17%
Price/Mix	1%	4%	—%	(1)%
Cost pass-through	—%	—%	1%	—%
Currency	—%	—%	(1)%	—%
Acquisitions/divestitures	(4)%	—%	(4)%	—%
Other	—%	1%	—%	3%
	7%	19%	6%	19%

The following tables provide sales by end-market and distribution method:

	Quarter Ended June 30,			Six Months Ended June 30,
	% of Sales		% Change*	% of Sales		% Change*
	2017	2016		2017	2016
Sales by End Markets
Manufacturing	9%	9%	12%	9%	9%	2%
Metals	27%	30%	10%	26%	29%	12%
Energy	3%	3%	25%	3%	3%	19%
Chemicals	15%	14%	20%	15%	14%	17%
Electronics	33%	32%	10%	34%	32%	10%
Healthcare	1%	1%	(1)%	1%	1%	1%
Food & Beverage	2%	3%	(3)%	2%	2%	1%
Aerospace	—%	—%	—%	—%	—%	—%
Other	10%	8%	12%	10%	10%	7%
	100%	100%		100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures

	Quarter Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2017	2016	2017	2016
Sales by Distribution Method
On- Site	50%	50%	50%	50%
Merchant	30%	29%	29%	29%
Packaged Gas	14%	14%	14%	14%
Other	6%	7%	7%	7%
	100%	100%	100%	100%
Asia segment sales increased $29 million, or 7% in the second quarter of 2017 and $48 million, or 6% for the six-month period ended June 30, 2017 as compared to the prior year. Currency translation reduced sales by 1% for the six-month period primarily due to the Chinese Yuan with minimal impact on the second quarter. Cost pass-through increased sales by 1% for the six-month period with minimal impact on the second quarter. Divestitures decreased sales by 4% for both the quarter and the six-month period due to the sale of an ownership interest in a majority-owned joint venture in India. Volume growth of 10% in both the second quarter and six-month period was primarily attributable to base volume growth in China, Korea and India and new project start-ups in China and Korea. Higher price increased sales by 1% in the second quarter with minimal impact in the six-month period. Sales growth was strongest to the electronics, metals and chemicals end-markets.
Asia segment operating profit increased $13 million, or 19% in the second quarter of 2017 and $25 million or 19% for the six-month period ended June 30, 2017 as compared to the prior year. This increase in both the quarter and six-month period was primarily attributable to higher volumes and benefits from cost reduction actions. Higher price contributed 4% growth in the second quarter.

Surface Technologies

	Quarter Ended June 30,			Six Months Ended June 30,
	2017	2016	Variance	2017	2016	Variance
Sales	$151	$148	2%	$301	$297	1%
Cost of sales, exclusive of depreciation and amortization	98	95		195	193
Gross margin	53	53		106	104
Operating expenses	18	19		35	35
Depreciation and amortization	10	10		20	20
Operating profit	$25	$24	4%	$51	$49	4%
Margin %	16.6%	16.2%		16.9%	16.5%

	Quarter Ended June 30, 2017 vs. 2016		Six Months Ended June 30, 2017 vs. 2016
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume/Price	2%	7%	1%	4%
Cost pass-through	—%	—%	—%	—%
Currency	(2)%	(2)%	(2)%	(2)%
Acquisitions/divestitures	2%	2%	2%	2%
Other	—%	(3)%	—%	—%
	2%	4%	1%	4%

The following table provides sales by end-market:

	Quarter Ended June 30,			Six Months Ended June 30,
	% of Sales		% Change*	% of Sales		% Change*
	2017	2016		2017	2016
Sales by End Markets
Manufacturing	10%	11%	(2)%	11%	11%	(1)%
Metals	9%	9%	6%	9%	9%	3%
Energy	19%	22%	(8)%	19%	23%	(15)%
Chemicals	2%	2%	(18)%	2%	2%	(9)%
Electronics	1%	1%	44%	1%	1%	22%
Healthcare	—%	—%	—%	—%	—%	—%
Food & Beverage	3%	4%	(18)%	3%	4%	(2)%
Aerospace	44%	39%	10%	44%	39%	12%
Other	12%	12%	8%	11%	11%	2%
	100%	100%		100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures
Surface Technologies segment sales increased $3 million, or 2% in the second quarter and $4 million, or 1% for the six-month period versus the prior year. Unfavorable currency translation impacts reduced sales by 2% for both the second quarter and six-month period, primarily driven by the devaluation of the British pound and the Euro. Excluding currency impacts, sales increased 4% and 3% in the second quarter and six-month period, respectively, due to higher volumes, primarily to the aerospace end-market, and acquisitions driven by a majority-owned joint venture with GE aviation.

Surface Technologies segment operating profit increased $1 million, or 4% in the second quarter and $2 million, or 4% for the six-month period versus the prior year. Excluding negative currency impacts, operating profit increased 6% for both the second quarter and the six-month period due to increased volume and acquisitions.

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
To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2017 Consolidated Sales	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		June 30,	December 31,
Currency		2017	2016	2017	2016
Euro	12%	0.92	0.90	0.88	0.95
Brazilian real	11%	3.18	3.69	3.31	3.26
Canadian dollar	7%	1.33	1.33	1.30	1.34
Chinese yuan	6%	6.88	6.54	6.78	6.95
Mexican peso	4%	19.37	18.06	18.12	20.73
Korean won	4%	1,142	1,182	1,144	1,206
India rupee	3%	65.70	67.18	64.58	67.92
Argentine peso	1%	15.69	14.32	16.63	15.89
British pound	1%	0.79	0.70	0.77	0.81
Norwegian krone	1%	8.48	8.43	8.35	8.64

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Six months ended June 30,
	2017	2016
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (including noncontrolling interests)	$824	$775
Non-cash charges (credits):
Add: Depreciation and amortization	579	553
Add: Deferred income taxes	48	4
Add: Share-based compensation	28	22
Add: Transaction costs and other charges, net of payments (a)	17	—
Net income adjusted for non-cash charges	1,496	1,354
Less: Working capital	(164)	(130)
Less: Pension contributions	(6)	(6)
Other	85	41
Net cash provided by operating activities	$1,411	$1,259
INVESTING ACTIVITIES
Capital expenditures	(652)	(680)
Acquisitions, net of cash acquired	(2)	(325)
Divestitures and asset sales	17	8
Net cash used for investing activities	$(637)	$(997)
FINANCING ACTIVITIES
Debt increase (decrease) - net	(305)	690
Issuances (purchases) of common stock - net	59	(23)
Cash dividends - Praxair, Inc. shareholders	(450)	(428)
Noncontrolling interest transactions and other	(84)	(109)
Net cash provided by (used for) financing activities	$(780)	$130

Effect of exchange rate changes on cash and cash equivalents	$17	$28
Cash and cash equivalents, end-of-period	$535	$567

(a) See Note 2 to the consolidated financial statements.
Cash Flow from Operations
Cash provided by operations of $1,411 million for the six months ended June 30, 2017 increased $152 million, or 12%, versus 2016. The increase was primarily attributable to higher net income adjusted for non-cash charges and a $65 million dividend from an equity investment in China in the first quarter, partially offset by higher working capital requirements.
Praxair estimates that total 2017 required contributions to its pension plans will be in the range of $10 million to $15 million, of which $6 million has been made through June 30, 2017. At a minimum, Praxair contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the amount and timing of discretionary contributions from year to year.
Investing
Net cash used for investing of $637 million for the six months ended June 30, 2017 decreased $360 million versus 2016 primarily due to lower acquisition spend.

Capital expenditures for the six months ended June 30, 2017 were $652 million, $28 million less than the prior year. Capital expenditures related primarily to investments in new plant and production equipment for growth and density. Approximately 55% of the capital expenditures were in North America.

Acquisitions for the six months ended June 30, 2017 and 2016 were $2 million and $325 million, respectively. Acquisitions in the prior year primarily relate to acquisitions of packaged gases businesses in North America and a carbon dioxide business largely serving the food and beverage market in Europe (see Note 3 to the condensed consolidated financial statements).

Divestitures and asset sales for the six months ended June 30, 2017 and 2016 were $17 million and $8 million, respectively.
Financing
Cash used by financing activities was $780 million for the six months ended June 30, 2017. Cash dividends of $450 million were higher than the prior year due to a 5% increase in quarterly dividends per share from 75 cents to 78.75 cents. Net issuances of common stock increased $82 million due primarily to fewer share repurchases. Noncontrolling interest transactions and other for the six months ended June 30, 2017 and 2016 were $84 million and $109 million, respectively. Amounts paid in 2017 include dividends paid to NCI joint venture partners and repayment of project advances; while 2016 primarily relates to the acquisition of the remaining 34% of a Scandinavian joint venture (See Note 14 to the condensed consolidated financial statements).
In February 2017, Praxair repaid $150 million of floating rate notes that became due.
In June 2017, the company entered into a $500 million 364-day revolving credit facility with a syndicate of banks which expires in June 2018. The credit facility is with major financial institutions and is non-cancelable by the issuing financial institution until maturity. No borrowings were outstanding under the credit agreement at June 30, 2017 (see Note 5 to the condensed consolidated financial statements).

Praxair's debt-to-capital ratio was 58.5% at June 30, 2017 versus 62.8% at June 30, 2016. This decrease was primarily attributable to a reduction in net debt of $557 million and an increase in equity due to earnings net of dividends declared. See the "Non-GAAP Financial Measures" section below for definitions and reconciliations of these non-GAAP measures to reported GAAP amounts.

Debt Covenants
Praxair’s $2.5 billion senior unsecured credit facility, $500 million 364-day revolving credit facility, and long-term debt agreements contain various covenants (refer to Note 5 to the condensed consolidated financial statements and Note 11 to the consolidated financial statements of Praxair’s 2016 Annual Report on Form 10-K). The only financial covenant requires Praxair not to exceed a maximum 70% leverage ratio, as defined in the agreements. For purposes of the leverage ratio calculation, consolidated shareholders' equity excludes changes in the cumulative foreign currency translation adjustments after June 30, 2011. At June 30, 2017 and December 31, 2016, the actual leverage ratio calculated in accordance with the agreements was 50% and 52%, respectively.
Legal Proceedings
See Note 12 to the condensed consolidated financial statements.

Non-GAAP Financial Measures
The following non-GAAP measures are intended to supplement investors’ understanding of the company’s financial information by providing measures which investors, financial analysts and management use to help evaluate the company’s financial leverage, return on capital and operating performance. Special items which the company does not believe to be indicative of on-going business performance are excluded from these calculations so that investors can better evaluate and analyze historical and future business trends on a consistent basis. Definitions of these non-GAAP measures may not be comparable to similar definitions used by other companies and are not a substitute for similar GAAP measures.
The non-GAAP measures in the following reconciliations are presented in the MD&A.

Adjusted Amounts
Certain amounts for 2016 and 2015 have been included for reference purposes and to facilitate the calculations contained herein.

	Quarter Ended June 30,		Six Months Ended June 30,		Six Months Ended December 31,
(Dollar amounts in millions, except per share data)	2017	2016	2017	2016	2016	2015
Adjusted Operating Profit
Reported operating profit	$604	$588	$1,186	$1,142	$1,096	$1,218
Add: Transaction costs	15	—	21	—	—	—
Add: Pension settlement charge	—	—	—	—	4	7
Add: Cost reduction program	—	—	—	—	96	19
Total adjustments	15	—	21	—	100	26
Adjusted operating profit	$619	$588	$1,207	$1,142	$1,196	$1,244
Reported percent change	3%		4%		(10)%
Adjusted percent change	5%		6%		(4)%
Adjusted Interest Expense
Reported interest expense	$38	$44	$79	$109	$81	$77
Less: Bond redemption	—	—	—	(16)	—	—
Total adjustments	—	—	—	(16)	—	—
Adjusted interest expense	$38	$44	$79	$93	$81	$77
Adjusted Income Taxes and Effective Tax Rate
Reported income taxes	$157	$146	$306	$279	$272	$319
Add: Bond redemption	—	—	—	6	—	—
Add: Pension settlement charge	—	—	—	—	1	2
Add: Cost reduction program	—	—	—	—	28	6
Total adjustments	—	—	—	6	29	8
Adjusted income taxes	$157	$146	$306	$285	$301	$327

	Quarter Ended June 30,		Six Months Ended June 30,		Six Months Ended December 31,
(Dollar amounts in millions, except per share data)	2017	2016	2017	2016	2016	2015
Adjusted Effective Tax Rate
Reported income before income taxes and equity investments	$566	$544	$1,107	$1,033	$1,015	$1,141
Add: Bond redemption	—	—	—	16	—	—
Add: Pension settlement charge	—	—	—	—	4	7
Add: Transaction costs	15	—	21	—	—	—
Add: Cost reduction program	—	—	—	—	96	19
Total adjustments	15	—	21	16	100	26
Adjusted income before income taxes and equity investments	$581	$544	$1,128	$1,049	$1,115	$1,167
Reported effective tax rate	27.7%	26.8%	27.6%	27.0%	26.8%	28.0%
Adjusted effective tax rate	27.0%	26.8%	27.1%	27.2%	27.0%	28.0%
Adjusted Noncontrolling Interests
Reported noncontrolling interests	$14	$10	$29	$20	$18	$21
Add: Cost reduction program	—	—	—	—	5	—
Total adjustments	—	—	—	—	5	—
Adjusted Noncontrolling Interests	$14	$10	$29	$20	$23	$21
Adjusted Net Income - Praxair, Inc.
Reported net income - Praxair, Inc.	$406	$399	$795	$755	$745	$823
Add: Bond redemption	—	—	—	10	—	13
Add: Pension settlement charge	—	—	—	—	3	5
Add: Transaction costs	15	—	21	—	—	—
Add: Cost reduction program	—	—	—	—	63	—
Total adjustments	15	—	21	10	66	18
Adjusted net income - Praxair, Inc.	$421	$399	$816	$765	$811	$841
Reported percent change	2%		5%		(9)%
Adjusted percent change	6%		7%		(4)%

Adjusted Diluted Earnings Per Share
Reported diluted EPS	$1.41	$1.39	$2.76	$2.63
Add: Bond redemption	—	—	—	0.04
Add: Pension settlement charge	—	—	—	—
Add: Transaction Costs	0.05	—	0.07	—
Add: Cost reduction program	—	—	—	—
Total adjustments	$0.05	$—	$0.07	$0.04
Adjusted diluted EPS	$1.46	$1.39	$2.83	$2.67
Reported percent change	1%		5%
Adjusted percent change	5%		6%

After-tax Return on Capital and Adjusted After-tax Return on Capital (ROC)
After-tax return on capital is a measure used by investors, financial analysts and management to evaluate the return on net assets employed in the business. ROC measures the after-tax operating profit that the company was able to generate with the investments made by all parties in the business (debt, noncontrolling interests and Praxair, Inc. shareholders’ equity).

	2017			2016
	Four Quarter Trailing	Six Months Ended	Six Months Ended	Four Quarter Trailing	Six Months Ended	Six Months Ended
		June 30, 2017	December 31, 2016		June 30, 2016	December 31, 2015
(Dollar amounts in millions)
Reported net income - Praxair, Inc.	$1,540	$795	$745	$1,578	$755	$823
Add: noncontrolling interests	47	29	18	41	20	21
Add: interest expense - net	160	79	81	186	109	77
Less: tax benefit on interest expense - net*	(45)	(23)	(22)	(54)	(32)	(22)
Net operating profit after-tax (NOPAT)	$1,702	$880	$822	$1,751	$852	$899

Pre-tax Adjustments:
Add: Cost reduction program and other charges	$96	$—	$96	$19	$—	$19
Add: Pension settlement charge	4	—	4	7	—	7
Add: Transaction costs	21	21	—	—	—	—
Less: income taxes on pre-tax adjustments	(29)	—	(29)	(8)	—	(8)
Adjusted NOPAT	$1,794	$901	$893	$1,769	$852	$917
Capital:
June 30th, 2017 & 2016	$15,102			$14,948
March 31st, 2017 & 2016	14,824			14,607
December 31st, 2016 & 2015	14,443			13,990
September 30th, 2016 & 2015	14,864			14,157
June 30th, 2016 & 2015	14,948			14,696
Five-quarter average	14,836			14,480
AFTER-TAX ROC	11.5%			12.1%
ADJUSTED AFTER-TAX ROC	12.1%			12.2%

*	Tax benefit on interest expense - net is generally computed using the reported effective rate.

EBITDA, Adjusted EBITDA, EBITDA Margin and Adjusted EBITDA Margin
These measures are used by investors, financial analysts and management to assess a company’s profitability.

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Dollar amounts in millions)
Reported net income - Praxair, Inc.	$406	$399	$795	$755
Add: noncontrolling interest	14	10	29	20
Add: interest expense - net	38	44	79	109
Add: income taxes	157	146	306	279
Add: depreciation and amortization	292	281	579	553
EBITDA	$907	$880	$1,788	$1,716

Adjustments:
Add: Transaction costs	$15	$—	$21	$—
ADJUSTED EBITDA	$922	$880	$1,809	$1,716

Reported Sales	$2,834	$2,665	$5,562	$5,174
EBITDA Margin	32.0%	33.0%	32.1%	33.2%
Adjusted EBITDA Margin	32.5%	33.0%	32.5%	33.2%

Net Debt, Capital and Debt-to-Capital Ratio
The debt-to-capital ratio is a measure used by investors, financial analysts and management to provide a measure of financial leverage and insights into how the company is financing its operations.

	Six Months Ended June 30,
	2017	2016
(Dollar amounts in millions)
Debt	$9,367	$9,956
Less: cash and cash equivalents	(535)	(567)
Net debt	8,832	9,389
Equity and redeemable noncontrolling interests
Redeemable noncontrolling interests	10	12
Praxair, Inc. shareholders’ equity	5,807	5,140
Noncontrolling interests	453	407
Total equity and redeemable noncontrolling interests	6,270	5,559
Capital	$15,102	$14,948
DEBT-TO-CAPITAL RATIO	58.5%	62.8%

Forward-looking Statements
This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s reasonable expectations and assumptions as of the date the statements are made but involve risks and uncertainties. These risks and uncertainties include, without limitation: the expected timing and likelihood of the completion of the contemplated business combination with Linde AG, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals that could reduce anticipated benefits or cause the parties to abandon the transaction; the occurrence of any event, change or other circumstances that could give rise to the termination of the business combination agreement; the ability to successfully complete the proposed business combination and the exchange offer, including satisfying closing conditions; the success of the business following the proposed business combination; the ability to successfully integrate the Praxair and Linde businesses; the possibility that Praxair stockholders may not approve the business combination agreement or that the requisite number of Linde shares may not be tendered in the public offer; the risk that the combined company may be unable to achieve expected synergies or that it may take longer or be more costly than expected to achieve those synergies; the performance of stock markets generally; developments in worldwide and national economies and other international events and circumstances; changes in foreign currencies and in interest rates; the cost and availability of electric power, natural gas and other raw materials; the ability to achieve price increases to offset cost increases; catastrophic events including natural disasters, epidemics and acts of war and terrorism; the ability to attract, hire, and retain qualified personnel; the impact of changes in financial accounting standards; the impact of changes in pension plan liabilities; the impact of tax, environmental, healthcare and other legislation and government regulation in jurisdictions in which the company operates; the cost and outcomes of investigations, litigation and regulatory proceedings; the impact of potential unusual or non-recurring items; continued timely development and market acceptance of new products and applications; the impact of competitive products and pricing; future financial and operating performance of major customers and industries served; the impact of information technology system failures, network disruptions and breaches in data security; and the effectiveness and speed of integrating new acquisitions into the business. These risks and uncertainties may cause actual future results or circumstances to differ materially from the GAAP or adjusted projections or estimates contained in the forward-looking statements. The company assumes no obligation to update or provide revisions to any forward-looking statement in response to changing circumstances. The above listed risks and uncertainties are further described in Item 1A (Risk Factors) in the company’s latest Annual Report on Form 10-K filed with the SEC and in the proxy statement/prospectus and the offering prospectus included in the Registration Statement on Form S-4 (which Registration Statement has not yet been declared effective) filed by Linde plc with the SEC which should be reviewed carefully. Please consider the company’s forward-looking statements in light of those risks.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended June 30, 2017 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
April 2017	—	$—	—	$1,581
May 2017	—	$—	—	$1,581
June 2017	—	$—	—	$1,581
Second Quarter 2017	—	$—	—	$1,581

(1)
On January 28, 2014, the Company's board of directors approved the repurchase of $1.5 billion of its common stock ("2014 program") which could take place from time to time on the open market (which could include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions.

(2)
As of June 30, 2017, the Company purchased $1,419 million of its common stock pursuant to the 2014 program, leaving an additional $81 million remaining authorized under the 2014 program. The 2014 program does not have any stated expiration date. In addition, on July 28, 2015, the Company’s board of directors approved the repurchase of $1.5 billion of its common stock (“2015 program”) which could take place from time to time on the open market (which could include the use of 10b5-1 trade plans) or through negotiated transactions, subject to market and business conditions. The 2015 program does not have any stated expiration date. The 2015 program is in addition to the 2014 program.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

2.01
Business Combination Agreement, dated June 1, 2017, by and among Praxair, Inc., Linde Aktiengesellschaft, Zamalight PLC, Zamalight Holdco LLC and Zamalight Subco, Inc. was filed as Exhibit 2.1 to the Corporation's Form 8-K filed on June 1, 2017 and is incorporated herein by reference.

10.01
364-Day Credit Agreement, dated as of June 30, 2017, among the Company, the lenders party thereto and Mizuho Bank, Ltd., as Administrative Agent was filed as Exhibit 10.1 to the Corporation's Form 8-K filed on July 5, 2017 and is incorporated herein by reference.

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

PRAXAIR, INC.

(Registrant)

Date: July 27, 2017	By: /s/ Kelcey E. Hoyt

Kelcey E. Hoyt
Vice President and Controller
(On behalf of the Registrant
and as Chief Accounting Officer)