Form 10-Q
period 2017-09-30
PRAXAIR INC
filed 2017-10-26
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At September 30, 2017, 286,305,341 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended September 30,
	2017	2016
SALES	$2,922	$2,716
Cost of sales, exclusive of depreciation and amortization	1,652	1,533
Selling, general and administrative	304	291
Depreciation and amortization	298	284
Research and development	23	22
Transaction costs and other charges	16	100
Other income (expense) - net	(3)	11
OPERATING PROFIT	626	497
Interest expense - net	41	43
INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	585	454
Income taxes	162	120
INCOME BEFORE EQUITY INVESTMENTS	423	334
Income from equity investments	12	10
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	435	344
Less: noncontrolling interests	(16)	(5)
NET INCOME - PRAXAIR, INC.	$419	$339
PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share	$1.46	$1.19
Diluted earnings per share	$1.45	$1.18
Cash dividends per share	$0.7875	$0.75
WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	286,467	285,858
Diluted shares outstanding	289,216	288,195
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Nine months ended September 30,
	2017	2016
SALES	$8,484	$7,890
Cost of sales, exclusive of depreciation and amortization	4,795	4,382
Selling, general and administrative	891	873
Depreciation and amortization	877	837
Research and development	69	69
Transaction costs and other charges	37	100
Other income (expense) - net	(3)	10
OPERATING PROFIT	1,812	1,639
Interest expense - net	120	152
INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	1,692	1,487
Income taxes	468	399
INCOME BEFORE EQUITY INVESTMENTS	1,224	1,088
Income from equity investments	35	31
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	1,259	1,119
Less: noncontrolling interests	(45)	(25)
NET INCOME - PRAXAIR, INC.	$1,214	$1,094
PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share	$4.24	$3.83
Diluted earnings per share	$4.21	$3.80
Cash dividends per share	$2.36	$2.25
WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	286,022	285,663
Diluted shares outstanding	288,524	287,727
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Millions of dollars)
(UNAUDITED)

	Quarter Ended September 30,
	2017	2016
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$435	$344

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	204	(47)
Income taxes	19	8
Translation adjustments	223	(39)
Funded status - retirement obligations (Note 11):
Retirement program remeasurements	(9)	(11)
Reclassifications to net income	19	18
Income taxes	(4)	(2)
Funded status - retirement obligations	6	5
Derivative instruments (Note 6):
Current quarter unrealized gain (loss)	—	—
Reclassifications to net income	—	—
Income taxes	—	—
Derivative instruments	—	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	229	(34)

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	664	310
Less: noncontrolling interests	(26)	(8)
COMPREHENSIVE INCOME (LOSS) - PRAXAIR, INC.	$638	$302
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Millions of dollars)
(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$1,259	$1,119

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	520	392
Income taxes	77	(3)
Translation adjustments	597	389
Funded status - retirement obligations (Note 11):
Retirement program remeasurements	(29)	(35)
Reclassifications to net income	39	47
Income taxes	(4)	(5)
Funded status - retirement obligations	6	7
Derivative instruments (Note 6):
Current period unrealized gain (loss)	—	—
Reclassifications to net income	—	1
Income taxes	—	(1)
Derivative instruments	—	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	603	396

COMPREHENSIVE INCOME (INCLUDING NONCONTROLLING INTERESTS)	1,862	1,515
Less: noncontrolling interests	(73)	(36)
COMPREHENSIVE INCOME - PRAXAIR, INC.	$1,789	$1,479
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$607	$524
Accounts receivable - net	1,809	1,641
Inventories	587	550
Prepaid and other current assets	240	165
TOTAL CURRENT ASSETS	3,243	2,880
Property, plant and equipment (less accumulated depreciation of $13,642 in 2017 and $12,444 in 2016)	11,992	11,477
Goodwill	3,234	3,117
Other intangible assets - net	563	583
Other long-term assets	1,343	1,275
TOTAL ASSETS	$20,375	$19,332
LIABILITIES AND EQUITY
Accounts payable	$947	$906
Short-term debt	84	434
Current portion of long-term debt	910	164
Other current liabilities	981	974
TOTAL CURRENT LIABILITIES	2,922	2,478
Long-term debt	8,243	8,917
Other long-term liabilities	2,468	2,485
TOTAL LIABILITIES	13,633	13,880
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 14)	11	11
Praxair, Inc. Shareholders’ Equity:
Common stock $0.01 par value, authorized - 800,000,000 shares, issued 2017 and 2016 - 383,230,625 shares	4	4
Additional paid-in capital	4,091	4,074
Retained earnings	13,417	12,879
Accumulated other comprehensive income (loss) (Note 14)	(4,025)	(4,600)
Less: Treasury stock, at cost (2017 - 96,925,284 shares and 2016 - 98,329,849 shares)	(7,231)	(7,336)
Total Praxair, Inc. Shareholders’ Equity	6,256	5,021
Noncontrolling interests	475	420
TOTAL EQUITY	6,731	5,441
TOTAL LIABILITIES AND EQUITY	$20,375	$19,332
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Nine months ended September 30,
	2017	2016
OPERATIONS
Net income - Praxair, Inc.	$1,214	$1,094
Noncontrolling interests	45	25
Net income (including noncontrolling interests)	1,259	1,119
Adjustments to reconcile net income to net cash provided by operating activities:
Transaction costs and other charges, net of payments	27	93
Depreciation and amortization	877	837
Deferred income taxes	22	(30)
Share-based compensation	44	36
Working capital:
Accounts receivable	(83)	(44)
Inventory	(11)	11
Prepaid and other current assets	(64)	(32)
Payables and accruals	11	6
Pension contributions	(14)	(8)
Long-term assets, liabilities and other	137	59
Net cash provided by operating activities	2,205	2,047
INVESTING
Capital expenditures	(972)	(1,056)
Acquisitions, net of cash acquired	(18)	(345)
Divestitures and asset sales	22	41
Net cash used for investing activities	(968)	(1,360)
FINANCING
Short-term debt borrowings (repayments) - net	(353)	359
Long-term debt borrowings	11	925
Long-term debt repayments	(160)	(728)
Issuances of common stock	90	109
Purchases of common stock	(11)	(133)
Cash dividends - Praxair, Inc. shareholders	(675)	(642)
Noncontrolling interest transactions and other	(85)	(122)
Net cash provided by (used for) financing activities	(1,183)	(232)
Effect of exchange rate changes on cash and cash equivalents	29	25
Change in cash and cash equivalents	83	480
Cash and cash equivalents, beginning-of-period	524	147
Cash and cash equivalents, end-of-period	$607	$627
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
Accounting Standards to be Implemented

•
Revenue Recognition – In May 2014, the FASB issued updated guidance on the reporting and disclosure of revenue. The new guidance requires the evaluation of contracts with customers to determine the recognition of revenue when or as the entity satisfies a performance obligation, and requires expanded disclosures. Subsequently, the FASB has issued amendments to certain aspects of the guidance including the effective date. This guidance is required to be effective beginning in the first quarter 2018 and includes several transition options.

The Company is currently in the process of evaluating and implementing this new guidance, as required, and will be prepared to adopt the new standard on January 1, 2018 using the modified retrospective transition option. Praxair will provide additional disclosures in its 2017 Annual Report on Form 10-K.

•
Leases – In February 2016, the FASB issued updated guidance on the accounting and financial statement presentation of leases. The new guidance requires lessees to recognize a right-of-use asset and lease liability for all leases, except those that meet certain scope exceptions, and would require expanded quantitative and qualitative disclosures. This guidance will be effective for Praxair beginning in the first quarter 2019 and requires companies to transition using a modified retrospective approach. Praxair is in the early stages of implementing the new guidance and will provide updates on the expected impact to Praxair in future filings, as appropriate.

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

•
Simplifying the Test for Goodwill Impairment – In January 2017, the FASB issued updated guidance on the measurement of goodwill. The new guidance eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. The guidance will be effective for Praxair beginning in the first quarter 2020. Praxair does not expect this guidance to have a material impact.

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

•
Derivatives and Hedging - In August 2017, the FASB issued updated guidance on accounting for hedging activities. The new guidance changes both the designation and measurement for qualifying hedging relationships and the presentation of hedge results. This guidance will be effective for Praxair beginning in the first quarter 2019, with early adoption optional. Praxair is currently evaluating the impact this update will have on our consolidated financial statements.

Reclassifications – Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.
2. Transaction Costs and Other Charges
2017 Transaction Costs and Other Charges
On June 1, 2017 Praxair and Linde AG ("Linde") entered into a business combination agreement, pursuant to which they agreed to combine their respective businesses subject to shareholder and regulatory approvals (see Note 15). In connection with the intended business combination, Praxair incurred transaction costs which totaled $14 million and $35 million for the quarter and nine months ended September 30, 2017 ($13 million and $34 million after-tax, or $0.05 and $0.12 per diluted share), respectively.

In addition, in the third quarter of 2017, a series of lump sum benefit payments for employees under an international pension plan triggered a settlement of the related pension obligation. Accordingly, Praxair recorded a pension settlement charge of $2 million ($1 million after-tax or less than $0.01 per diluted share).

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

Reconciliation

The following table summarizes the activities related to the company's cost reduction programs for the nine months ended September 30, 2017:

(millions of dollars)	Severance costs	Other Charges	Total
Balance, January 1, 2017	$38	$27	$65
Less: Cash payments	(23)	(4)	(27)
Foreign currency translation and other	8	(8)	—
Balance, September 30, 2017	$23	$15	$38

2016 Pension Settlement Charge
In 2015 a number of senior managers retired. These retirees are covered by the U.S. supplemental pension plan which provides for a lump sum benefit payment option. Under certain circumstances, such lump sum payments must be accounted for as a settlement of the related pension obligation, but only when paid. Accordingly, in the third quarter 2016, Praxair recorded a pension settlement charge related to net unrecognized actuarial losses of $4 million ($3 million after-tax or $0.01 per diluted share).
2016 Bond Redemption Charge
In February 2016, Praxair redeemed $325 million of 5.20% notes due March 2017 resulting in a $16 million interest charge ($10 million after-tax, or $0.04 per diluted share).
For further details regarding the cost reduction program and other charges, refer to Note 2 to the consolidated financial statements of Praxair's 2016 Annual Report on Form 10-K.
3. Acquisitions
2017 Acquisitions
During the nine months ended September 30, 2017, Praxair had acquisitions totaling $18 million, primarily acquisitions of packaged gas businesses in North America. These transactions resulted in goodwill and other intangible assets of $13 million and $3 million, respectively (see Note 9).
2016 Acquisitions

During the nine months ended September 30, 2016, Praxair had acquisitions totaling $345 million, primarily the acquisition of Yara International ASA's European carbon dioxide business ("European CO2 business") and packaged gases businesses in North America and Europe. These transactions resulted in goodwill and other intangible assets of $129 million and $71 million, respectively. In addition, Praxair purchased a remaining 34% share in a Scandinavian joint venture for $104 million.

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

4. Supplemental Information
Inventories
The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	September 30, 2017	December 31, 2016
Inventories
Raw materials and supplies	$214	$197
Work in process	55	45
Finished goods	318	308
Total inventories	$587	$550

Long-term receivables
Long-term receivables are not material and are largely reserved. Such long-term receivables are included within other long-term assets in the condensed consolidated balance sheets and totaled $51 million and $46 million at September 30, 2017 and December 31, 2016, respectively. These amounts are net of reserves of $53 million and $50 million, respectively. The amounts in both periods relate primarily to government receivables in Brazil and other long-term notes receivable from customers. Collectability is reviewed regularly and uncollectible amounts are written off as appropriate.

5. Debt
The following is a summary of Praxair’s outstanding debt at September 30, 2017 and December 31, 2016:

(Millions of dollars)	September 30, 2017	December 31, 2016
SHORT-TERM
Commercial paper and U.S. bank borrowings	$38	$333
Other bank borrowings (primarily international)	46	101
Total short-term debt	84	434
LONG-TERM (a)
U.S. borrowings (U.S. dollar denominated unless otherwise noted)
Floating Rate Notes due 2017 (b)	—	150
1.05% Notes due 2017	400	400
1.20% Notes due 2018	499	499
1.25% Notes due 2018 (c)	478	478
4.50% Notes due 2019	598	598
1.90% Notes due 2019	499	499
1.50% Euro-denominated notes due 2020	706	627
2.25% Notes due 2020	299	299
4.05% Notes due 2021	497	497
3.00% Notes due 2021	496	496
2.45% Notes due 2022	597	597
2.20% Notes due 2022	498	498
2.70% Notes due 2023	497	497
1.20% Euro-denominated notes due 2024	648	575
2.65% Notes due 2025	397	397
1.625% Euro-denominated notes due 2025	585	519
3.20% Notes due 2026	725	725
3.55% Notes due 2042	662	662
Other	12	12
International bank borrowings	56	49
Obligations under capital leases	4	7
	9,153	9,081
Less: current portion of long-term debt	(910)	(164)
Total long-term debt	8,243	8,917
Total debt	$9,237	$9,515

(a)	Amounts are net of unamortized discounts, premiums and/or debt issuance costs as applicable.

(b)	In February 2017, Praxair repaid $150 million of floating rate notes that became due.

(c)	September 30, 2017 and December 31, 2016 include a $1 million and $4 million fair value increase, respectively, related to hedge accounting. See Note 6 for additional information.

In June 2017, the company entered into a $500 million 364-day revolving credit facility with a syndicate of banks which expires in June 2018. The credit facility is with major financial institutions and is non-cancelable by the issuing financial institution until maturity. The only financial covenant requires Praxair not to exceed a maximum 70% leverage ratio, which is consistent with the company's $2.5 billion senior unsecured credit facility (see Note 11 to the consolidated financial statements of Praxair's 2016 Annual Report on Form 10-K). No borrowings were outstanding under the credit agreement at September 30, 2017.

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
The following table is a summary of the notional amount and fair value of derivatives outstanding at September 30, 2017 and December 31, 2016 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets		Liabilities
(Millions of dollars)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$2,303	$2,104	$2	$11	$18	$18
Derivatives Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$38	$38	$—	$3	$1	$—
Forecasted purchases (a)	4	—	—	—	—	—
Interest rate contracts:
Interest rate swaps (b)	475	475	1	4	—	—
Total Hedges	$517	$513	$1	$7	$1	$—
Total Derivatives	$2,820	$2,617	$3	$18	$19	$18

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.

(b)	Assets are recorded in other long term assets.
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
Net Investment Hedge

In 2014 Praxair designated the €600 million ($706 million as of September 30, 2017) 1.50% Euro-denominated notes due 2020 and the €500 million ($585 million as of September 30, 2017) 1.625% Euro-denominated notes due 2025, as a hedge of the net investment position in its European operations. In 2016 Praxair designated an incremental €550 million ($648 million as of September 30, 2017) 1.20% Euro-denominated notes due 2024 as an additional hedge of the net investment position in its European operations. These Euro-denominated debt instruments reduce the company's exposure to changes in the currency exchange rate on investments in foreign subsidiaries with Euro functional currencies. Since hedge inception, exchange rate movements have reduced long-term debt by $125 million (long-term debt increased by $214 million during the first nine months of 2017), with the offsetting gain shown within the cumulative translation component of AOCI in the condensed consolidated balance sheets and the consolidated statements of comprehensive income.
Interest Rate Contracts
Outstanding Interest Rate Swaps
At September 30, 2017, Praxair had one outstanding interest rate swap agreement with a $475 million notional amount related to the $475 million 1.25% notes that mature in 2018. The interest rate swap effectively converts fixed-rate interest to variable-rate interest and is designated as a fair value hedge. Fair value adjustments are recognized in earnings along with an equally offsetting charge / benefit to earnings for the changes in the fair value of the underlying debt instrument. At September 30, 2017, $1 million was recognized as an increase in the fair value of these notes ($4 million at December 31, 2016).

Terminated Treasury Rate Locks
The following table summarizes the unrecognized gains (losses) related to terminated treasury rate lock contracts:

	Year Terminated	Original Gain / (Loss)	Unrecognized Gain / (Loss) (a)
(Millions of dollars)			September 30, 2017	December 31, 2016
Treasury Rate Locks
Underlying debt instrument:
$500 million 2.20% fixed-rate notes that mature in 2022 (b)	2012	$(2)	$(1)	$(1)
$500 million 3.00% fixed-rate notes that mature in 2021 (b)	2011	(11)	(4)	(5)
$600 million 4.50% fixed-rate notes that mature in 2019 (b)	2009	16	3	4
Total - pre-tax			$(2)	$(2)
Less: income taxes			1	1
After- tax amounts			$(1)	$(1)

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

The following table summarizes the impact of the company’s derivatives on the consolidated statements of income:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2017	2016	2017	2016
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$19	$(10)	$128	$73
Other balance sheet items	(1)	(1)	1	2
Total	$18	$(11)	$129	$75

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

The following tables summarize the impacts of the company's derivatives designated as hedging instruments that impact AOCI:

Derivatives Designated as Hedging Instruments **

There was no impact for the quarters-ended September 30, 2017 and 2016.

	Nine Months Ended
	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Income
(Millions of dollars)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Currency contracts:
Balance sheet items	$(1)	$—	$—	$—
Net investment hedge	—	(4)	—	—
Forecasted purchases	1	—	—	—
Interest rate contracts:
Treasury rate lock contracts	—	—	—	(1)
Total - pre tax	$—	$(4)	$—	$(1)
Less: income taxes	—	1	—	1
Total - Net of Taxes	$—	$(3)	$—	$—
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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Assets
Derivatives	—	—	$3	$18	—	—
Liabilities
Derivatives	—	—	$19	$18	—	—
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
The fair values of cash and cash equivalents, short-term debt, accounts receivable-net, and accounts payable approximate carrying amounts because of the short maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for similar issues, which is deemed a level 2 measurement. At September 30, 2017, the estimated fair value of Praxair’s long-term debt portfolio was $9,352 million versus a carrying value of $9,153 million. At December 31, 2016, the estimated fair value of Praxair’s long-term debt portfolio was $9,218 million versus a carrying value of $9,081 million. Differences from carrying amounts are attributable to interest-rate changes subsequent to when the debt was issued.

8. Earnings Per Share – Praxair, Inc. Shareholders
Basic earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator (Millions of dollars)
Net income - Praxair, Inc.	$419	$339	$1,214	$1,094
Denominator (Thousands of shares)
Weighted average shares outstanding	286,103	285,467	285,654	285,277
Shares earned and issuable under compensation plans	364	391	368	386
Weighted average shares used in basic earnings per share	286,467	285,858	286,022	285,663
Effect of dilutive securities
Stock options and awards	2,749	2,337	2,502	2,064
Weighted average shares used in diluted earnings per share	289,216	288,195	288,524	287,727
Basic Earnings Per Share	$1.46	$1.19	$4.24	$3.83
Diluted Earnings Per Share	$1.45	$1.18	$4.21	$3.80
There were no antidilutive shares for quarter ended September 30, 2017. Stock options of 2,439,499 for nine months ended September 30, 2017 and stock options of 2,624,190 and 2,625,825 for the quarter and nine months ended September 30, 2016 were antidilutive and therefore excluded in the computation of diluted earnings per share.

9. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended September 30, 2017 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2016	$2,165	$132	$629	$58	$133	$3,117
Acquisitions	13	—	—	—	—	13
Purchase adjustments & other	1	—	1	—	—	2
Foreign currency translation	20	5	67	2	8	102
Balance, September 30, 2017	$2,199	$137	$697	$60	$141	$3,234

Praxair has performed its goodwill impairment tests annually during the second quarter of each year, and historically has determined that the fair value of each of its reporting units was substantially in excess of its carrying value. For the 2017 test completed last quarter, Praxair applied the FASB's accounting guidance (refer to Note 1 to the consolidated financial statements of Praxair's 2016 Annual Report on Form 10-K) which allows the Company to first assess qualitative factors to determine the extent of additional quantitative analysis, if any, that may be required to test goodwill for impairment. Based on the qualitative assessments performed, Praxair concluded that it was more likely than not that the fair value of each reporting unit substantially exceeded its carrying value and therefore, further quantitative analysis was not required. As a result, no impairment was recorded. There were no indicators of impairment through September 30, 2017.
Changes in the carrying amounts of other intangibles for the nine months ended September 30, 2017 were as follows:

(Millions of dollars)	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2016	$751	$34	$51	$836
Additions	1	2	—	3
Foreign currency translation	22	1	1	24
Other*	(3)	(8)	—	(11)
Balance, September 30, 2017	$771	$29	$52	$852
Less: Accumulated amortization
Balance, December 31, 2016	$(214)	$(22)	$(17)	$(253)
Amortization expense	(30)	(4)	(3)	(37)
Foreign currency translation	(9)	—	—	(9)
Other*	2	8	—	10
Balance, September 30, 2017	$(251)	$(18)	$(20)	$(289)
Net balance at September 30, 2017	$520	$11	$32	$563

* Other primarily relates to write-off of fully amortized assets.
There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 17 years.
Total estimated annual amortization expense is as follows:

(Millions of dollars)
Remaining 2017	$12
2018	45
2019	43
2020	41
2021	40
Thereafter	382
$563

10. Share-Based Compensation
Share-based compensation of $16 million ($7 million after-tax) and $14 million ($5 million after-tax) was recognized during the quarters ended September 30, 2017 and 2016, respectively. The 2017 and 2016 quarters include $4 million and $5 million of excess tax benefits, respectively. Share-based compensation of $44 million ($12 million after-tax) and $36 million ($11 million after-tax) was recognized during the nine months ended September 30, 2017 and 2016, respectively. The 2017 and 2016 nine-month periods include $18 million and $15 million, respectively, of excess tax benefits. Expense amounts reflect current estimates of achieving performance targets relating to performance-based compensation. The expense was recorded primarily in selling, general and administrative expenses. There was no share-based compensation cost that was capitalized. For further details regarding Praxair’s share-based compensation arrangements and prior-year grants, refer to Note 15 to the consolidated financial statements of Praxair’s 2016 Annual Report on Form 10-K.
Stock Options
The weighted-average fair value of options granted during the nine months ended September 30, 2017 was $12.40 ($8.91 in 2016) based on the Black-Scholes Options-Pricing model. The increase in grant date fair value year-over-year was primarily attributable to an increase in the company's stock price.

The following weighted-average assumptions were used to value the grants in 2017 and 2016:

	Nine months ended September 30,
	2017	2016
Dividend yield	2.7%	2.9%
Volatility	14.0%	14.4%
Risk-free interest rate	2.13%	1.41%
Expected term years	6	6
The following table summarizes option activity under the plans as of September 30, 2017 and changes during the nine-month period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2017	11,708	$101.58
Granted	2,091	118.71
Exercised	(1,960)	87.43
Cancelled or Expired	(115)	113.50
Outstanding at September 30, 2017	11,724	106.89	6.1	$385
Exercisable at September 30, 2017	7,678	$103.37	4.6	$279
The aggregate intrinsic value represents the difference between the company’s closing stock price of $139.74 as of September 30, 2017 and the exercise price multiplied by the number of in the money options outstanding as of that date. The total intrinsic value of stock options exercised during the quarter and nine-months ended September 30, 2017 was $17 million and $80 million, respectively ($22 million and $64 million during the same periods in 2016, respectively).
Cash received from option exercises under all share-based payment arrangements for the quarter and nine-months ended September 30, 2017 was $18 million and $81 million, respectively ($41 million and $101 million for the same periods in 2016, respectively). The cash tax benefit realized from share-based compensation totaled $5 million and $31 million for the quarter and nine-months ended September 30, 2017, respectively ($7 million and $26 million for the same periods in 2016, respectively).
As of September 30, 2017, $23 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1 year.
Performance-Based and Restricted Stock Awards
During the nine months ended September 30, 2017, the company granted performance-based stock awards to employees of 223,730 shares that vest, subject to the attainment of pre-established minimum performance criteria, principally on the third anniversary of their date of grant. These awards are tied to either return on capital ("ROC") performance or relative total shareholder return ("TSR") performance versus that of the S&P 500. The actual number of shares issued in settlement of a vested award can range from zero to 200 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three-year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s common stock on the date of the grant and the estimated performance that will be achieved. Compensation expense for ROC awards will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved. TSR awards are measured at their grant date fair value and not subsequently re-measured.
During the nine months ended September 30, 2017, the company also granted restricted stock units to employees of 81,917 shares. The majority of the restricted stock units vest at the end of a three-year service period. Compensation expense related to the restricted stock units is recognized on a straight line basis over the vesting period.
The weighted-average fair value of ROC performance-based stock awards and restricted stock units granted during the nine months ended September 30, 2017 was $109.68 and $111.70, respectively ($93.46 and $98.12 for the same periods in 2016, respectively). These fair values are based on the closing market price of Praxair’s common stock on the grant date adjusted for dividends that will not be paid during the vesting period.
The weighted-average fair value of performance-based stock tied to relative TSR performance granted during the nine months ended September 30, 2017 was $124.12 ($124.18 in 2016), and was estimated using a Monte Carlo simulation performed as of the grant date.
The following table summarizes non-vested performance-based and restricted stock award activity as of September 30, 2017 and changes during the nine months then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2017	714	$115.72	274	$109.49
Granted	224	114.82	82	111.70
Vested	(76)	121.16	(83)	118.34
Cancelled and Forfeited	(194)	113.81	(7)	109.27
Non-vested at September 30, 2017	668	$113.40	266	$107.45
There are approximately 9 thousand performance-based shares and 6 thousand restricted stock shares that are non-vested at September 30, 2017 which will be settled in cash due to foreign regulatory limitations. The liability related to these grants reflects the current estimate of performance that will be achieved and the current common stock price.
As of September 30, 2017, based on current estimates of future performance, $23 million of unrecognized compensation cost related to performance-based awards is expected to be recognized through the first quarter of 2020 and $13 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized primarily through the first quarter of 2020.

11. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarter and nine months ended September 30, 2017 and 2016 are shown below:

	Quarter Ended September 30,				Nine Months Ended September 30,
	Pensions		OPEB		Pensions		OPEB
(Millions of dollars)	2017	2016	2017	2016	2017	2016	2017	2016
Service cost	$12	$11	$—	$—	$35	$35	$2	$2
Interest cost	25	27	2	2	76	76	4	4
Expected return on plan assets	(40)	(39)	—	—	(120)	(117)	—	—
Net amortization and deferral	17	14	—	—	51	45	(2)	(2)
Curtailment gain (1)	—	—	—	—	—	—	(18)	—
Net periodic benefit cost before settlement charges	$14	$13	$2	$2	$42	$39	$(14)	$4
Pension settlement charge (Note 2)	2	4	—	—	2	4	—	—
Net periodic benefit cost	$16	$17	$2	$2	$44	$43	$(14)	$4
(1) The curtailment gain recorded during the nine months ended September 30, 2017 resulted from the termination of an OPEB plan in South America in the first quarter.
Praxair estimates that 2017 required contributions to its pension plans will be in the range of $15 million to $20 million, of which $14 million have been made through September 30, 2017.

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

•
At September 30, 2017 the most significant non-income and income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $245 million. Praxair has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

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

13. Segments
Sales and operating profit by segment for the quarters and nine months ended September 30, 2017 and 2016 are shown below. For a description of Praxair’s operating segments, refer to Note 18 to the consolidated financial statements of Praxair’s 2016 Annual Report on Form 10-K.

	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2017	2016	2017	2016
SALES(a)
North America	$1,518	$1,431	$4,481	$4,195
Europe	407	366	1,146	1,041
South America	389	378	1,131	1,047
Asia	451	391	1,268	1,160
Surface Technologies	157	150	458	447
Total sales	$2,922	$2,716	$8,484	$7,890

	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2017	2016	2017	2016
OPERATING PROFIT
North America	$386	$363	$1,121	$1,071
Europe	78	72	217	202
South America	63	68	190	193
Asia	88	68	243	198
Surface Technologies	27	26	78	75
Segment operating profit	642	597	1,849	1,739
Transaction costs and other charges (Note 2)	(16)	(100)	(37)	(100)
Total operating profit	$626	$497	$1,812	$1,639

(a)	Sales reflect external sales only. Intersegment sales, primarily from North America to other segments, were not material.

14. Equity and Redeemable Noncontrolling Interests
Equity
A summary of the changes in total equity for the quarters and nine months ended September 30, 2017 and 2016 is provided below:

	Quarter Ended September 30,
(Millions of dollars)	2017			2016
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$5,807	$453	$6,260	$5,140	$407	$5,547
Net income (a)	419	16	435	339	3	342
Other comprehensive income (loss)	219	10	229	(37)	3	(34)
Noncontrolling interests:
Additions (reductions)	—	2	2	—	(12)	(12)
Dividends and other capital changes	—	(6)	(6)	—	(8)	(8)
Redemption value adjustments	—	—	—	1	—	1
Dividends to Praxair, Inc. common stock holders ($0.7875 per share in 2017 and $0.75 per share in 2016)	(225)	—	(225)	(214)	—	(214)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	2	—	2	1	—	1
For employee savings and incentive plans	18	—	18	46	—	46
Other	—	—	—	5	—	5
Purchases of common stock	—	—	—	(50)	—	(50)
Share-based compensation	16	—	16	14	—	14
Balance, end of period	$6,256	$475	$6,731	$5,245	$393	$5,638

	Nine Months Ended September 30,
(Millions of dollars)	2017			2016
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$5,021	$420	$5,441	$4,389	$404	$4,793
Net income (a)	1,214	44	1,258	1,094	21	1,115
Other comprehensive income (loss)	575	28	603	385	7	392
Noncontrolling interests:
Additions (reductions)	—	9	9	—	(12)	(12)
Dividends and other capital changes	—	(26)	(26)	—	(27)	(27)
Redemption value adjustments	—	—	—	4	—	4
Dividends to Praxair, Inc. common stock holders ($2.36 per share in 2017 and $2.25 per share in 2016)	(675)	—	(675)	(642)	—	(642)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	5	—	5	5	—	5
For employee savings and incentive plans	72	—	72	102	—	102
Other	—	—	—	5	—	5
Purchases of common stock	—	—	—	(133)	—	(133)
Share-based compensation	44	—	44	36	—	36
Balance, end of period	$6,256	$475	$6,731	$5,245	$393	$5,638

(a)
Net income for noncontrolling interests excludes Net income related to redeemable noncontrolling interests of less than $1 million and $1 million for quarter and nine months ended September 30, 2017, respectively, and $2 million and $4 million for the quarter and nine months ended September 30, 2016, respectively, which is not part of total equity (see redeemable noncontrolling interests section below).

The components of AOCI are as follows:

	September 30,	December 31,
(Millions of dollars)	2017	2016
Cumulative translation adjustment - net of taxes:
North America	$(795)	$(1,038)
South America	(1,914)	(1,969)
Europe	(401)	(504)
Asia	(245)	(383)
Surface Technologies	(22)	(52)
	(3,377)	(3,946)
Derivatives - net of taxes	(1)	(1)
Pension / OPEB funded status obligation (net of $348 million and $352 million tax benefit in September 30, 2017 and December 31, 2016, respectively)	(647)	(653)
	$(4,025)	$(4,600)

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
At September 30, 2017, redeemable noncontrolling interests includes one packaged gas distributor in the United States where the noncontrolling shareholder has a put option. On June 1, 2016, Praxair acquired the remaining 34% stake in Yara Praxair Holding AS, a 66%-owned joint venture in Scandinavia, for $104 million.
The following is a summary of the changes in redeemable noncontrolling interests for the nine months ended September 30, 2017 and 2016:

(Millions of dollars)	2017	2016
Balance, January 1	$11	$113
Net income	1	4
Distributions to noncontrolling interest and other	(1)	(2)
Redemption value adjustments/accretion	—	(4)
Foreign currency translation	—	4
Purchase of noncontrolling interest	—	(104)
Balance, September 30	$11	$11

15. Proposed Business Combination with Linde AG

On June 1, 2017, Praxair, Inc. and Linde AG entered into a definitive Business Combination Agreement, as amended (the "Business Combination Agreement"), pursuant to which, among other things, Praxair, Inc. and Linde AG agreed to combine their respective businesses through an all-stock transaction, and become subsidiaries of a new holding company incorporated in Ireland, Linde plc (f/k/a Zamalight plc). In connection with the proposed business combination, Linde plc filed a Registration Statement on Form S-4 which was declared effective by the U. S. Securities and Exchange Commission ("SEC") on August 14, 2017.

Linde plc has also filed an offer document with the German Federal Financial Supervisory Authority (Bundesanstalt fuer Finanzdienstleistungsaufsicht) (“BaFin”) which was approved for publication by BaFin on August 14, 2017 and published by Linde plc on August 15, 2017. The offer is to exchange each issued and outstanding no-par value bearer share of Linde AG for 1.540 ordinary shares of Linde plc (the “Exchange Offer”). In addition, Zamalight Subco, Inc., an indirect wholly-owned Delaware subsidiary of Linde plc, will merge with and into Praxair, Inc., with Praxair, Inc. surviving the merger (the “Merger”, and together with the Exchange Offer, the “Business Combination”). In the Merger, each share of Praxair, Inc. common stock will be converted into the right to receive one Linde plc ordinary share. Upon completion of the Business Combination, and assuming that all of the outstanding Linde AG shares are exchanged in the Exchange Offer, former Praxair, Inc. shareholders and former Linde AG shareholders will each own approximately 50% of the outstanding Linde plc shares. Linde plc will apply to list its ordinary shares on the New York Stock Exchange and the Frankfurt Stock Exchange, and will seek inclusion in the S&P 500 and DAX 30 indices. Praxair Inc.’s stockholders approved the merger at Praxair Inc.’s special meeting held on September 27, 2017. On October 23, 2017, Linde plc amended the Exchange Offer to reduce the minimum acceptance threshold from 75% to 60% of all Linde AG shares entitled to voting rights, following the consent by both Linde AG and Praxair, Inc. Due to the amendment, the acceptance period of the Exchange Offer, which was originally scheduled to expire on October 24, 2017 at 24:00 hours (CEST), was extended by two weeks and will now expire on November 7, 2017 at 24:00 hours (CET). As of October 24, 2017, approximately 64.4% of all Linde AG shares entitled to voting rights had been tendered into the Exchange Offer. The parties currently expect the Business Combination to be completed in the second half of 2018.

Completion of the Business Combination remains subject to the satisfaction or waiver of conditions, including (a) at least 60% of the Linde AG shares entitled to voting rights are tendered and not withdrawn on November 7, 2017 at 24:00 hours (CET), (b) approval by requisite governmental regulators and authorities, including approvals under applicable competition laws, (c) absence of any law, regulation or injunction or order by any governmental entity in Ireland, the United Kingdom, Germany or the United States that prohibits or makes illegal the completion of the Business Combination and (d) that there has been no material adverse effect on and no material compliance violation by either Praxair, Inc. or Linde AG, as determined by a third-party independent expert.

The Business Combination may be terminated for, or may terminate as a result of, certain reasons, including, among others, (a) the mutual consent of Praxair, Inc. and Linde AG to termination, (b) a change in recommendation regarding the Business Combination from the Praxair board of directors, the Linde executive board or the Linde supervisory board (provided that, with respect to the Linde supervisory board, such change involves recommending that Linde shareholders not accept the Exchange Offer ), (c) the occurrence of an “adverse tax event” (as defined in the Business Combination Agreement), (d) a permanent injunction or order by any governmental entity in Ireland, the United Kingdom, Germany or the United States that prohibits or makes illegal the completion of the Business Combination, (e) the occurrence of a change, event, occurrence or effect that has had or is reasonably expected to have a “material adverse change” ( as defined in the Business Combination Agreement) on Linde AG or Praxair, Inc. or (f) the failure to satisfy any of the conditions described in the preceding paragraph. The Business Combination Agreement further provides that, upon termination of the Business Combination under certain specified circumstances, Praxair, Inc. will be required to pay Linde AG a termination fee of €250 million or Linde AG will be required to pay Praxair, Inc. such termination fee, as applicable.

For additional information related to the Business Combination Agreement, please refer to the proxy statement/prospectus filed by Praxair, Inc. on Schedule 14A with the SEC on August 16, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides summary data for the quarter and nine months ended September 30, 2017 and 2016:

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in millions, except per share data)	2017	2016	Variance	2017	2016	Variance
Reported Amounts
Sales	$2,922	$2,716	8%	$8,484	$7,890	8%
Cost of sales, exclusive of depreciation and amortization	$1,652	$1,533	8%	$4,795	$4,382	9%
Gross margin (a)	$1,270	$1,183	7%	$3,689	$3,508	5%
As a percent of sales	43.5%	43.6%		43.5%	44.5%
Selling, general and administrative	$304	$291	4%	$891	$873	2%
As a percent of sales	10.4%	10.7%		10.5%	11.1%
Depreciation and amortization	$298	$284	5%	$877	$837	5%
Transaction costs and other charges (b)	$16	$100		$37	$100
Other income (expense) - net	$(3)	$11		$(3)	$10
Operating profit	$626	$497	26%	$1,812	$1,639	11%
Operating margin	21.4%	18.3%		21.4%	20.8%
Interest expense - net	$41	$43	(5)%	$120	$152	(21)%
Effective tax rate	27.7%	26.4%		27.7%	26.8%
Income from equity investments	$12	$10	20%	$35	$31	13%
Noncontrolling interests	$(16)	$(5)	220%	$(45)	$(25)	80%
Net income - Praxair, Inc.	$419	$339	24%	$1,214	$1,094	11%
Diluted earnings per share	$1.45	$1.18	23%	$4.21	$3.80	11%
Diluted shares outstanding	289,216	288,195	—%	288,524	287,727	—%
Number of employees	26,531	26,680		26,531	26,680
Adjusted Amounts (b)
Operating profit	$642	$597	8%	$1,849	$1,739	6%
Operating margin	22.0%	22.0%		21.8%	22.0%
Interest expense - net	$41	$43	(5)%	$120	$136	(12)%
Effective tax rate	27.3%	26.9%		27.2%	27.1%
Noncontrolling interests	$(16)	$(10)	60%	$(45)	$(30)	50%
Net income - Praxair, Inc.	$433	$405	7%	$1,249	$1,170	7%
Diluted earnings per share	$1.50	$1.41	6%	$4.33	$4.07	6%
Other Financial Data (b)
EBITDA	$936	$791		$2,724	$2,507
EBITDA Margin	32.0%	29.1%		32.1%	31.8%
Adjusted EBITDA	$952	$891		$2,761	$2,607
Adjusted EBITDA Margin	32.6%	32.8%		32.5%	33.0%

(a)	Gross margin excludes depreciation and amortization expense.

(b)
Adjusted amounts and other financial data are non-GAAP performance measures which exclude the impact of the transaction costs in the first, second and third quarters of 2017 related to the potential Linde merger, pension settlement charges in the third quarter of 2017 and 2016, cost reduction program and other charges in the 2016 third quarter and a bond redemption charge in the first quarter of 2016 (see Note 2 to the condensed consolidated financial statements). A reconciliation of reported amounts to adjusted amounts and other financial data can be found in the "Non-GAAP Financial Measures" section of this MD&A.

Consolidated Results

In the third quarter of 2017, Praxair’s sales were $2,922 million, 8% above the prior–year quarter. Excluding favorable currency translation and higher cost pass-through, primarily natural gas, which increased sales by 2%, sales growth was 6%. Volume growth of 5% was driven by higher volumes across all geographic segments, including new project start-ups, and growth in all end-markets. Higher price increased sales by 1%. Reported operating profit for the third quarter of 2017 of $626 million, 21.4% of sales, was 26% above $497 million in the prior-year quarter. Operating profit included transaction and other costs of $16 million related to the potential Linde merger and an international pension settlement. Excluding these costs, adjusted operating profit was $642 million, 22.0% of sales and 8% above the 2016 adjusted third quarter driven by higher volumes and price. The company's EBITDA margin was 32.0% and adjusted EBITDA margin was 32.6%. Diluted earnings per share ("EPS") was $1.45, 23% above reported EPS of $1.18 in the third quarter of 2016. On an adjusted basis, EPS was $1.50, 6% above the 2016 EPS of $1.41, driven by higher adjusted net income.
Outlook

Diluted EPS for the fourth quarter of 2017 is expected to be in the range of $1.45 to $1.50 excluding transaction costs related to the potential Linde merger.

Reported diluted EPS for the full year of 2017 is expected to be in the range of $5.66 to $5.71 which (i) includes $0.12 per diluted share for first, second and third quarter transaction and other costs, but (ii) excludes future transaction costs related to the potential merger.

Adjusted diluted EPS for the full year of 2017 is expected to be in the range of $5.78 to $5.83 excluding (i) $0.12 per diluted share for first, second and third quarter transaction and other costs, and (ii) future transaction costs related to the potential merger. See Notes 2 and 15 to the condensed consolidated financial statements.

Full-year capital expenditures are expected to be about $1.4 billion.

The company’s core business is to build, own, and operate industrial gas plants in order to supply atmospheric and process gases to customers. As such, Praxair believes that its backlog is one indicator of future sales growth. At September 30, 2017, Praxair’s backlog of 16 large projects under construction was $1.5 billion. This represents the total estimated capital cost of large plants under construction. These plants will supply customers in the energy, chemical, manufacturing, and electronics markets.

Praxair provides quarterly updates on operating results, material trends that may affect financial performance, and financial earnings guidance via quarterly earnings releases and investor teleconferences. These updates are available on the company’s website, www.praxair.com, but are not incorporated herein.

Results of Operations
The changes in consolidated sales and operating profit compared to the prior year are attributable to the following:

	Quarter Ended September 30, 2017 vs. 2016		Nine Months Ended September 30, 2017 vs. 2016
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	5%	11%	4%	7%
Price/Mix	1%	5%	1%	4%
Cost pass-through	1%	—%	2%	—%
Currency	1%	1%	1%	1%
Acquisitions/divestitures	—%	—%	—%	1%
Other	—%	9%	—%	(2)%
Reported	8%	26%	8%	11%
Add: Transaction costs and other charges	—%	(18)%	—%	(5)%
Adjusted	8%	8%	8%	6%
The following tables provide sales by end-market and distribution method:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change*	% of Sales		% Change*
	2017	2016		2017	2016
Sales by End Markets
Manufacturing	22%	22%	4%	22%	23%	2%
Metals	17%	17%	9%	17%	17%	6%
Energy	11%	12%	2%	12%	11%	3%
Chemicals	10%	10%	7%	10%	10%	8%
Electronics	9%	8%	19%	9%	8%	12%
Healthcare	8%	8%	3%	8%	8%	3%
Food & Beverage	10%	10%	4%	9%	9%	5%
Aerospace	3%	3%	9%	3%	3%	10%
Other	10%	10%	—%	10%	11%	2%
	100%	100%		100%	100%
 * Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2017	2016	2017	2016
Sales by Distribution Method
On-Site	30%	29%	30%	29%
Merchant	34%	35%	34%	35%
Packaged Gas	27%	27%	28%	28%
Other	9%	9%	8%	8%
	100%	100%	100%	100%

Sales increased $206 million, or 8%, for the third quarter and increased $594 million, or 8%, for the nine months ended September 30, 2017 versus the respective 2016 periods driven by volume growth of 5% in the quarter and 4% in the nine-month period primarily in North America, Asia, and Europe. Higher overall pricing, primarily in North America and Asia, contributed 1% to sales for both the quarter and nine-month period. Higher cost pass-through, primarily higher natural gas prices passed through to hydrogen customers, increased sales by 1% in the quarter and 2% in the nine-month period with minimal impact on operating profit.

Gross margin increased $87 million, or 7%, for the third quarter of 2017 and increased $181 million, or 5%, for the nine months ended September 30, 2017 versus the respective 2016 periods, primarily due to higher volumes and price. Gross margin as a percentage of sales declined to 43.5% from 43.6% for the third quarter of 2017 and declined to 43.5% from 44.5% for the nine months ended September 30, 2017 versus the respective 2016 periods largely driven by the contractual pass-through of higher natural gas costs to customers.

Selling, general and administrative expense ("SG&A") increased $13 million, or 4%, for the third quarter of 2017 and increased $18 million, or 2%, for the nine months ended September 30, 2017 versus the respective 2016 periods. Currency impacts increased SG&A $4 million for the quarter and $8 million for the nine-month period. Excluding currency effects, SG&A was higher in both periods driven by higher incentive compensation, acquisitions and cost inflation partially offset by cost reduction actions.

Depreciation and amortization expense increased $14 million, or 5%, for the third quarter of 2017 and increased $40 million, or 5%, for the nine months ended September 30, 2017 versus the respective 2016 periods primarily driven by large project start-ups and acquisitions. Currency impacts increased depreciation and amortization by $5 million for the quarter and $8 million for the nine-month period.

During 2017, Praxair recorded transaction costs and other charges of $16 million and $37 million, respectively, for the quarter and nine-month period primarily related to the potential merger (refer to Note 2 to the condensed consolidated financial statements). During the third quarter of 2016, Praxair recorded charges of $100 million related primarily to a cost reduction program (refer to Note 2 to the consolidated financial statements included in Praxair's 2016 Annual Report on Form 10-K).

Other income (expense) – net was $3 million expense for the 2017 third quarter compared to $11 million income for the 2016 third quarter and $3 million expense for the nine months ended September 30, 2017 compared to $10 million income for the respective 2016 period. The 2016 third quarter included net gains on asset sales primarily in North America.

Reported operating profit increased $129 million, or 26%, for the third quarter of 2017 and increased $173 million, or 11%, for the nine months ended September 30, 2017 versus the respective periods in 2016. The quarter and nine-month periods of 2017 include $16 million and $37 million, respectively, of transaction costs and other charges primarily related to the potential merger. The quarter and nine-month periods of 2016 include charges of $100 million primarily related to a cost reduction program. Excluding these charges, adjusted operating profit increased $45 million, or 8%, for the third quarter of 2017 and $110 million, or 6%, for the nine months ended September 30, 2017 versus the respective periods in 2016 driven by higher volumes and price.

Interest expense-net decreased $2 million, or 5%, for the third quarter of 2017 and decreased $32 million, or 21%, for the nine months ended September 30, 2017 versus the respective 2016 periods. Included within interest expense-net for the 2016 nine-month period was a $16 million charge relating to a bond redemption (see Note 2 to the condensed consolidated financial statements). Excluding this charge, adjusted interest expense-net decreased $16 million, or 12% for the nine months ended September 30, 2017 versus the respective 2016 period. This decrease was primarily attributable to overall lower net debt.

The reported effective tax rate ("ETR") for the third quarter of 2017 and 2016 was 27.7% and 26.4%, respectively. The reported ETR for the third quarter of 2017 includes a $2 million tax benefit for transaction costs related to the potential merger and a pension settlement charge. The reported ETR for the 2016 quarter includes a $29 million tax benefit primarily related to a cost reduction program and pension settlement charge. Excluding these impacts, on an adjusted basis the ETR for the third quarter of 2017 and 2016 was 27.3% and 26.9%, respectively. The reported ETR for the nine months ended September 30, 2017 and 2016 was 27.7% and 26.8%, respectively. The reported ETR for the 2017 nine-month period includes a $2 million tax benefit for transaction costs related to the potential merger and a pension settlement charge. In addition, the 2016 nine-month period includes a $35 million tax benefit related to charges for a cost reduction program, a pension settlement and a bond redemption. Excluding these impacts, on an adjusted basis the ETR for the nine months ended September 30, 2017 and 2016 was 27.2% and 27.1%, respectively.

Income from equity investments for the third quarter of 2017 and 2016 was $12 million and $10 million, respectively. Income from equity investments for the nine months ended September 30, 2017 and 2016 was $35 million and $31 million, respectively, largely in China and Italy.

At September 30, 2017, non-controlling interests consisted primarily of non-controlling shareholders' investments in Asia (primarily China), Europe (primarily Italy) and surface technologies. Reported non-controlling interests increased $11 million for the third quarter of 2017 and increased $20 million for the nine months ended September 30, 2017 versus the respective 2016 periods. Non-controlling interest for the third quarter and nine months ended September 30, 2016 both included a reduction of $5 million related to a cost reduction program. The remaining increase was driven by PG Technologies, LLC ("PGT"), a surface technologies joint venture with GE Aviation formed in the fourth quarter of 2016.

Reported Net income-Praxair, Inc. increased $80 million, or 24%, for the third quarter of 2017 and increased $120 million, or 11%, for nine months ended September 30, 2017 versus the respective periods in 2016. Included within the quarter and nine months ended September 30, 2017 were transaction costs and other charges of $14 million and $35 million after-tax respectively, related primarily to the potential merger. Included within the quarter and nine months ended September 30, 2016 were cost reduction program and other charges of $66 million and $76 million after-tax and non-controlling interests, respectively (see Note 2 to the condensed consolidated financial statements). Excluding these charges, adjusted Net income-Praxair, Inc increased $28 million, or 7%, for the third quarter of 2017 and increased $79 million, or 7%, for the nine months ended September 30, 2017 versus the respective periods in 2016 primarily due to higher adjusted operating profit and lower adjusted interest expense-net.

Reported Earnings per share of $1.45 increased $0.27, or 23%, for the third quarter of 2017 versus the respective 2016 period. Reported Earnings per share of $4.21 increased $0.41, or 11%, for the nine months ended September 30, 2017 versus the respective 2016 period. Included within the 2017 third quarter and nine-month periods were charges of $0.05 and $0.12, respectively, for transaction costs and other charges related primarily to the potential merger. In addition, the 2016 quarter and nine-month period included charges of $0.23 and $0.27, respectively, for a cost reduction program and pension settlement in the third quarter and a bond redemption in the first quarter (see Note 2 to the condensed consolidated financial statements). Excluding these charges, adjusted EPS increased $0.09, or 6% for the third quarter of 2017 and increased $0.26, or 6%, for the nine months ended September 30, 2017, versus prior year primarily due to higher adjusted net income.

The number of employees at September 30, 2017 was 26,531, a decrease of 149 employees from September 30, 2016. This decrease primarily reflects the impact of cost reduction programs implemented during the previous year and was partially offset by increases due to acquisitions.

Other Financial Data

EBITDA increased $145 million to $936 million for the third quarter 2017 from $791 million for the third quarter 2016. Adjusted EBITDA increased $61 million to $952 million for the third quarter 2017 from $891 million for the third quarter 2016. EBITDA increased $217 million to $2,724 million for the nine months ended September 30, 2017 from $2,507 million for the nine months ended September 30, 2016. Adjusted EBITDA increased $154 million to 2,761 million for the nine months ended September 30, 2017 from 2,607 million for the nine months ended September 30, 2016. The increase in adjusted EBITDA in both the quarter and nine-month period is primarily due to higher adjusted net income plus depreciation and amortization versus the prior year periods.

See the "Non-GAAP Financial Measures" section below for definitions and reconciliations of these non-GAAP measures to reported GAAP amounts.
Other Comprehensive Income (Loss)

Other comprehensive income for the quarter and nine months ended September 30, 2017 of $229 million and $603 million, respectively, resulted from currency translation adjustments. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars. Generally, positive translation adjustments result from the weakening of the U.S. dollar against most major currencies, while negative translation adjustments result from a strengthening of the U.S. dollar. See the "Currency" section of the MD&A for exchange rates used for translation purposes and Note 14 to the condensed consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income by segment.

Retirement Benefits

The net periodic cost for pension and OPEB plans was $18 million and $19 million for the quarters ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017 and 2016 net periodic cost for pension and OPEB plans was $30 million and $47 million, respectively. The decrease for the nine months ended September 30, 2017 is related to a curtailment gain recorded in the first quarter on a South American OPEB plan for $18 million.

Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows.

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in millions)	2017	2016	Variance	2017	2016	Variance
SALES
North America	$1,518	$1,431	6%	$4,481	$4,195	7%
Europe	407	366	11%	1,146	1,041	10%
South America	389	378	3%	1,131	1,047	8%
Asia	451	391	15%	1,268	1,160	9%
Surface Technologies	157	150	5%	458	447	2%
	$2,922	$2,716	8%	$8,484	$7,890	8%
OPERATING PROFIT
North America	$386	$363	6%	$1,121	$1,071	5%
Europe	78	72	8%	217	202	7%
South America	63	68	(7)%	190	193	(2)%
Asia	88	68	29%	243	198	23%
Surface Technologies	27	26	4%	78	75	4%
Segment operating profit	642	597	8%	1,849	1,739	6%
Transaction costs and other charges	(16)	(100)		(37)	(100)
Total operating profit	$626	$497	26%	$1,812	$1,639	11%

North America

	Quarter Ended September 30,			Nine Months Ended September 30,
	2017	2016	Variance	2017	2016	Variance
Sales	$1,518	$1,431	6%	$4,481	$4,195	7%
Cost of sales, exclusive of depreciation and amortization	796	753		2,363	2,150
Gross margin	722	678		2,118	2,045
Operating expenses	180	162		530	514
Depreciation and amortization	156	153		467	460
Operating profit	$386	$363	6%	$1,121	$1,071	5%
Margin %	25.4%	25.4%		25.0%	25.5%

	Quarter Ended September 30, 2017 vs. 2016		Nine Months Ended September 30, 2017 vs. 2016
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	3%	8%	3%	6%
Price/Mix	1%	4%	1%	5%
Cost pass-through	1%	—%	3%	—%
Currency	1%	1%	—%	—%
Acquisitions/divestitures	—%	—%	—%	—%
Other	—%	(7)%	—%	(6)%
	6%	6%	7%	5%
The following tables provide sales by end-market and distribution method:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change*	% of Sales		% Change*
	2017	2016		2017	2016
Sales by End Markets
Manufacturing	28%	29%	4%	29%	30%	3%
Metals	12%	11%	8%	12%	12%	7%
Energy	17%	17%	3%	18%	17%	5%
Chemicals	9%	9%	1%	9%	9%	3%
Electronics	6%	5%	32%	5%	5%	15%
Healthcare	7%	7%	2%	7%	7%	4%
Food & Beverage	10%	10%	5%	10%	10%	5%
Aerospace	2%	2%	12%	2%	2%	9%
Other	9%	10%	(7)%	8%	8%	(1)%
	100%	100%		100%	100%
 * Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2017	2016	2017	2016
Sales by Distribution Method
On- Site	29%	29%	30%	28%
Merchant	37%	39%	37%	39%
Packaged Gas	31%	31%	31%	32%
Other	3%	1%	2%	1%
	100%	100%	100%	100%

North America segment sales increased $87 million, or 6% in the third quarter of 2017 and $286 million, or 7% for the nine-month period ended September 30, 2017 as compared to prior year. Higher cost pass-through, primarily higher natural gas prices passed through to hydrogen customers, increased sales by 1% in the quarter and 3% for the nine-month period, with minimal impact on operating profit. Favorable currency translation increased sales by 1% in the quarter with minimal impact in the nine-month period. Excluding currency and cost pass-through, sales were 4% above the prior-year quarter and nine-month period primarily due to higher volumes to most end-markets and higher pricing.

North America segment operating profit increased $23 million, or 6% in the third quarter of 2017 and $50 million, or 5% for the nine-month period ended September 30, 2017 as compared to the prior-year due to higher volumes and pricing which were partially offset by hurricane impacts and higher costs, primarily energy and purchased products.
Europe

	Quarter Ended September 30,			Nine Months Ended September 30,
	2017	2016	Variance %	2017	2016	Variance %
Sales	$407	$366	11%	$1,146	$1,041	10%
Cost of sales, exclusive of depreciation and amortization	235	204		655	579
Gross margin	172	162		491	462
Operating expenses	50	49		149	145
Depreciation and amortization	44	41		125	115
Operating profit	$78	$72	8%	$217	$202	7%
Margin %	19.2%	19.7%		18.9%	19.4%

	Quarter Ended September 30, 2017 vs. 2016		Nine Months Ended September 30, 2017 vs. 2016
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	4%	7%	5%	8%
Price/Mix	1%	2%	—%	3%
Cost pass-through	1%	—%	1%	—%
Currency	5%	5%	—%	(1)%
Acquisitions/divestitures	—%	—%	4%	3%
Other	—%	(6)%	—%	(6)%
	11%	8%	10%	7%

The following tables provide sales by end-market and distribution method:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change*	% of Sales		% Change*
	2017	2016		2017	2016
Sales by End Markets
Manufacturing	20%	20%	5%	20%	21%	3%
Metals	16%	15%	11%	16%	16%	6%
Energy	5%	5%	4%	5%	5%	1%
Chemicals	12%	13%	4%	12%	14%	8%
Electronics	7%	7%	10%	7%	7%	7%
Healthcare	12%	10%	4%	12%	11%	3%
Food & Beverage	15%	14%	10%	14%	12%	11%
Aerospace	1%	1%	(14)%	1%	1%	4%
Other	12%	15%	4%	13%	13%	8%
	100%	100%		100%	100%

* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures

	Quarter Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2017	2016	2017	2016
Sales by Distribution Method
On- Site	18%	18%	18%	19%
Merchant	36%	37%	35%	35%
Packaged Gas	43%	42%	42%	42%
Other	3%	3%	5%	4%
	100%	100%	100%	100%

Europe segment sales increased by $41 million, or 11% in the third quarter of 2017 and $105 million, or 10% for the nine-month period ended September 30, 2017 as compared to the prior year. Higher cost pass-through increased sales by 1% in the quarter and nine-month periods, with minimal impact on operating profit. Favorable currency translation increased sales by 5% in the quarter with minimal impact in the nine-month period. Excluding currency and cost pass-through, sales increased 5% in the quarter and 9% in the nine-month period driven by higher overall volumes including new project start-ups. Higher pricing also contributed 1% in the third quarter. The acquisition of a carbon dioxide business in the prior year largely serving the food and beverage end-market increased sales by 4% in the nine-month period.

Europe segment operating profit increased by $6 million, or 8% in the third quarter of 2017 and $15 million, or 7% for the nine-month period ended September 30, 2017 as compared to the prior year. For the quarter, the increase in operating profit was primarily driven by higher volumes, price and favorable currency translation. For the nine-month period the increase in operating profit was driven by higher volumes and the acquisition of the carbon dioxide business in the prior year.
South America

	Quarter Ended September 30,			Nine Months Ended September 30,
	2017	2016	Variance	2017	2016	Variance
Sales	$389	$378	3%	$1,131	$1,047	8%
Cost of sales, exclusive of depreciation and amortization	231	225		675	615
Gross margin	158	153		456	432
Operating expenses	55	50		148	142
Depreciation and amortization	40	35		118	97
Operating profit	$63	$68	(7)%	$190	$193	(2)%
Margin %	16.2%	18.0%		16.8%	18.4%

	Quarter Ended September 30, 2017 vs. 2016		Nine Months Ended September 30, 2017 vs. 2016
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	2%	7%	(1)%	(3)%
Price/Mix	—%	1%	1%	2%
Cost pass-through	—%	—%	—%	—%
Currency	1%	1%	8%	6%
Acquisitions/divestitures	—%	—%	—%	—%
Other	—%	(16)%	—%	(7)%
	3%	(7)%	8%	(2)%

The following tables provide sales by end-market and distribution method:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change*	% of Sales		% Change*
	2017	2016		2017	2016
Sales by End Markets
Manufacturing	17%	17%	(1)%	17%	18%	(6)%
Metals	33%	33%	4%	31%	30%	—%
Energy	2%	2%	8%	2%	2%	29%
Chemicals	9%	9%	9%	10%	9%	9%
Electronics	—%	—%	—%	—%	—%	—%
Healthcare	18%	18%	2%	19%	19%	2%
Food & Beverage	12%	12%	(3)%	13%	13%	1%
Aerospace	—%	—%	—%	—%	—%	—%
Other	9%	9%	(6)%	8%	9%	(8)%
	100%	100%		100%	100%
 * - Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2017	2016	2017	2016
Sales by Distribution Method
On- Site	35%	33%	33%	30%
Merchant	37%	39%	38%	40%
Packaged Gas	26%	26%	27%	27%
Other	2%	2%	2%	3%
	100%	100%	100%	100%

South America segment sales increased $11 million, or 3% in the third quarter of 2017 and $84 million, or 8% for the nine-month period ended September 30, 2017 as compared to the prior year. Favorable currency impacts increased sales by 1% and 8% for the third quarter and nine-month period, respectively, driven by the strengthening of the Brazilian real against the U.S. dollar. Excluding currency in the quarter, sales increased 2% driven by higher on-site volumes, including project start-ups, partially offset by continued weak merchant volumes. Excluding currency in the nine-month period, sales were flat as higher price and new project contribution was offset by negative underlying base volumes in Brazil due to weak industrial production. Growth in on-site volumes due to new plant start-ups accounted for the increase in on-site sales as a percentage of total segment sales.

South America segment operating profit decreased $5 million, or 7% in the third quarter of 2017 and decreased $3 million, or 2%, for the nine-month period ended September 30, 2017 versus the prior-year periods. Third quarter operating profit decreased 7% driven by unfavorable product sales mix and cost inflation. Excluding currency translation, operating profit for the nine-month period decreased 8% driven by unfavorable product sales mix, lower volumes and cost inflation partially offset by an OPEB benefit plan curtailment.

Asia

	Quarter Ended September 30,			Nine Months Ended September 30,
	2017	2016	Variance	2017	2016	Variance
Sales	$451	$391	15%	$1,268	$1,160	9%
Cost of sales, exclusive of depreciation and amortization	287	255		804	749
Gross margin	164	136		464	411
Operating expenses	29	23		84	78
Depreciation and amortization	47	45		137	135
Operating profit	$88	$68	29%	$243	$198	23%
Margin %	19.5%	17.4%		19.2%	17.1%

	Quarter Ended September 30, 2017 vs. 2016		Nine Months Ended September 30, 2017 vs. 2016
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	13%	22%	11%	19%
Price/Mix	2%	13%	—%	4%
Cost pass-through	1%	—%	1%	—%
Currency	1%	1%	—%	—%
Acquisitions/divestitures	(2)%	—%	(3)%	—%
Other	—%	(7)%	—%	—%
	15%	29%	9%	23%
The following tables provide sales by end-market and distribution method:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change*	% of Sales		% Change*
	2017	2016		2017	2016
Sales by End Markets
Manufacturing	9%	8%	25%	9%	9%	9%
Metals	27%	29%	15%	27%	29%	13%
Energy	2%	2%	9%	3%	3%	16%
Chemicals	15%	14%	25%	15%	14%	19%
Electronics	33%	33%	15%	34%	33%	12%
Healthcare	1%	1%	(4)%	1%	1%	—%
Food & Beverage	2%	3%	1%	2%	2%	1%
Aerospace	—%	—%	—%	—%	—%	—%
Other	11%	10%	16%	9%	9%	10%
	100%	100%		100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures

	Quarter Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2017	2016	2017	2016
Sales by Distribution Method
On- Site	50%	48%	50%	50%
Merchant	31%	30%	30%	29%
Packaged Gas	13%	14%	13%	14%
Other	6%	8%	7%	7%
	100%	100%	100%	100%

Asia segment sales increased $60 million, or 15% in the third quarter of 2017 and $108 million, or 9% for the nine-month period ended September 30, 2017 as compared to the prior year. Favorable currency translation increased sales by 1% in the quarter with a minimal impact on the nine-month period. Cost pass-through increased sales by 1% for both the quarter and the nine-month period ended September 30, 2017. Divestitures decreased sales by 2% for the quarter and 3% for the nine-month period due to the sale of an ownership interest in a majority-owned joint venture in India. Volume growth of 13% in the third quarter and 11% in the nine-month period was primarily attributable to base volume growth in China, Korea and India and new project start-ups in China and Korea. Higher price increased sales by 2% in the third quarter primarily driven by China. Pricing was stable for the nine-month period. Sales growth was strongest in the electronics, metals and chemicals end-markets.
Asia segment operating profit increased $20 million, or 29% in the third quarter of 2017 and $45 million, or 23% for the nine-month period ended September 30, 2017 as compared to the prior year driven by higher volumes and price, partially offset by cost inflation.

Surface Technologies

	Quarter Ended September 30,			Nine Months Ended September 30,
	2017	2016	Variance	2017	2016	Variance
Sales	$157	$150	5%	$458	$447	2%
Cost of sales, exclusive of depreciation and amortization	103	97		298	290
Gross margin	54	53		160	157
Operating expenses	17	17		52	52
Depreciation and amortization	10	10		30	30
Operating profit	$27	$26	4%	$78	$75	4%
Margin %	17.2%	17.3%		17.0%	16.8%

	Quarter Ended September 30, 2017 vs. 2016		Nine Months Ended September 30, 2017 vs. 2016
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume/Price	2%	2%	1%	3%
Cost pass-through	—%	—%	—%	—%
Currency	1%	1%	(1)%	(1)%
Acquisitions/divestitures	2%	2%	2%	2%
Other	—%	(1)%	—%	—%
	5%	4%	2%	4%

The following table provides sales by end-market:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change*	% of Sales		% Change*
	2017	2016		2017	2016
Sales by End Markets
Manufacturing	11%	11%	(1)%	11%	11%	(1)%
Metals	8%	9%	(8)%	9%	9%	(1)%
Energy	19%	22%	(11)%	19%	23%	(13)%
Chemicals	2%	2%	(3)%	2%	2%	(7)%
Electronics	1%	1%	1%	1%	1%	14%
Healthcare	—%	—%	—%	—%	—%	—%
Food & Beverage	3%	3%	(4)%	3%	4%	(3)%
Aerospace	44%	40%	9%	44%	39%	11%
Other	12%	12%	10%	11%	11%	5%
	100%	100%		100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures
Surface Technologies segment sales increased $7 million, or 5% in the third quarter and $11 million, or 2% for the nine-month period versus the prior year. Currency translation impacts increased sales by 1% for the third quarter and decreased sales 1% for the nine-month period, primarily driven by the British pound and the Euro. Excluding currency impacts, sales increased 4% and 3% in the third quarter and nine-month periods, respectively, due to higher volumes to the aerospace end-market, and acquisitions driven by a majority-owned joint venture with GE aviation.

Surface Technologies segment operating profit increased $1 million, or 4% in the third quarter and $3 million, or 4% for the nine-month period versus the prior year. Excluding currency impacts, operating profit increased 3% for the third quarter and 5% for the nine-month period due to higher volumes and acquisitions.

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
To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2017 Consolidated Sales	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		September 30,	December 31,
Currency		2017	2016	2017	2016
Euro	13%	0.90	0.90	0.85	0.95
Brazilian real	11%	3.17	3.53	3.17	3.26
Canadian dollar	7%	1.31	1.32	1.25	1.34
Chinese yuan	6%	6.81	6.58	6.65	6.95
Mexican peso	5%	18.82	18.29	18.25	20.73
Korean won	4%	1,139	1,161	1,145	1,206
India rupee	3%	65.22	67.10	65.28	67.92
Argentine peso	1%	16.19	14.52	17.31	15.89
British pound	1%	0.78	0.72	0.75	0.81
Norwegian krone	1%	8.29	8.40	7.96	8.64

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Nine months ended September 30,
	2017	2016
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (including noncontrolling interests)	$1,259	$1,119
Non-cash charges (credits):
Add: Depreciation and amortization	877	837
Add: Deferred income taxes	22	(30)
Add: Share-based compensation	44	36
Add: Transaction costs and other charges, net of payments (a)	27	93
Net income adjusted for non-cash charges	2,229	2,055
Less: Working capital	(147)	(59)
Less: Pension contributions	(14)	(8)
Other	137	59
Net cash provided by operating activities	$2,205	$2,047
INVESTING ACTIVITIES
Capital expenditures	(972)	(1,056)
Acquisitions, net of cash acquired	(18)	(345)
Divestitures and asset sales	22	41
Net cash used for investing activities	$(968)	$(1,360)
FINANCING ACTIVITIES
Debt increase (decrease) - net	(502)	556
Issuances (purchases) of common stock - net	79	(24)
Cash dividends - Praxair, Inc. shareholders	(675)	(642)
Noncontrolling interest transactions and other	(85)	(122)
Net cash provided by (used for) financing activities	$(1,183)	$(232)

Effect of exchange rate changes on cash and cash equivalents	$29	$25
Cash and cash equivalents, end-of-period	$607	$627

(a) See Note 2 to the consolidated financial statements.
Cash Flow from Operations

Cash provided by operations of $2,205 million for the nine months ended September 30, 2017 increased $158 million, or 8%, versus 2016. The increase was primarily attributable to higher net income adjusted for non-cash charges and a $91 million increase in dividends from equity investments, primarily in China, partially offset by higher working capital requirements and pension contributions.
Praxair estimates that total 2017 required contributions to its pension plans will be in the range of $15 million to $20 million, of which $14 million has been made through September 30, 2017. At a minimum, Praxair contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the amount and timing of discretionary contributions from year to year.

Investing
Net cash used for investing of $968 million for the nine months ended September 30, 2017 decreased $392 million versus 2016 primarily due to lower acquisition spend.

Capital expenditures for the nine months ended September 30, 2017 were $972 million, $84 million less than the prior year. Capital expenditures related primarily to investments in new plant and production equipment for growth and density. Approximately 55% of the capital expenditures were in North America.

Acquisitions for the nine months ended September 30, 2017 and 2016 were $18 million and $345 million, respectively. Acquisitions in the prior year primarily relate to acquisitions of packaged gases businesses in North America and a carbon dioxide business largely serving the food and beverage market in Europe (see Note 3 to the condensed consolidated financial statements).

Divestitures and asset sales for the nine months ended September 30, 2017 and 2016 were $22 million and $41 million, respectively.
Financing
Cash used by financing activities was $1,183 million for the nine months ended September 30, 2017. Cash dividends of $675 million were higher than the prior year due to a 5% increase in quarterly dividends per share from 75 cents to 78.75 cents. Net issuances of common stock increased $103 million due primarily to fewer share repurchases. Noncontrolling interest transactions and other for the nine months ended September 30, 2017 and 2016 were $85 million and $122 million, respectively. Amounts paid in 2017 include dividends paid to NCI joint venture partners and repayment of project advances; while 2016 primarily relates to the acquisition of the remaining 34% of a Scandinavian joint venture (See Note 14 to the condensed consolidated financial statements).
In February 2017, Praxair repaid $150 million of floating rate notes that became due.
In June 2017, the company entered into a $500 million 364-day revolving credit facility with a syndicate of banks which expires in June 2018. The credit facility is with major financial institutions and is non-cancelable by the issuing financial institution until maturity. No borrowings were outstanding under the credit agreement at September 30, 2017 (see Note 5 to the condensed consolidated financial statements).

Praxair's debt-to-capital ratio was 56.1% at September 30, 2017 versus 62.0% at September 30, 2016. This decrease was primarily attributable to a reduction in net debt of $585 million and an increase in equity due to earnings net of dividends declared. See the "Non-GAAP Financial Measures" section below for definitions and reconciliations of these non-GAAP measures to reported GAAP amounts.

Debt Covenants
Praxair’s $2.5 billion senior unsecured credit facility, $500 million 364-day revolving credit facility, and long-term debt agreements contain various covenants (refer to Note 5 to the condensed consolidated financial statements and Note 11 to the consolidated financial statements of Praxair’s 2016 Annual Report on Form 10-K). The only financial covenant requires Praxair not to exceed a maximum 70% leverage ratio, as defined in the agreements. For purposes of the leverage ratio calculation, consolidated shareholders' equity excludes changes in the cumulative foreign currency translation adjustments after June 30, 2011. At September 30, 2017 and December 31, 2016, the actual leverage ratio calculated in accordance with the agreements was 49% and 52%, respectively.
Legal Proceedings
See Note 12 to the condensed consolidated financial statements.

Non-GAAP Financial Measures
The following non-GAAP measures are intended to supplement investors’ understanding of the company’s financial information by providing measures which investors, financial analysts and management use to help evaluate the company’s financial leverage and operating performance. Special items which the company does not believe to be indicative of on-going business performance are excluded from these calculations so that investors can better evaluate and analyze historical and future business trends on a consistent basis. Definitions of these non-GAAP measures may not be comparable to similar definitions used by other companies and are not a substitute for similar GAAP measures.

The non-GAAP measures in the following reconciliations are presented in the MD&A.

Adjusted Amounts
Certain amounts for 2017 and 2016 have been included for reference purposes and to facilitate the calculations contained herein.

	Quarter Ended September 30,		Nine Months Ended September 30,		Quarter Ended December 31,
(Dollar amounts in millions, except per share data)	2017	2016	2017	2016	2016	2015
Adjusted Operating Profit
Reported operating profit	$626	$497	$1,812	$1,639	$599	$624
Add: Transaction costs	14	—	35	—	—	—
Add: Pension settlement charge	2	4	2	4	—	—
Add: Cost reduction program	—	96	—	96	—	—
Total adjustments	16	100	37	100	—	—
Adjusted operating profit	$642	$597	$1,849	$1,739	$599	$624
Reported percent change	26%		11%		(4)%
Adjusted percent change	8%		6%		(4)%
Adjusted Interest Expense
Reported interest expense	$41	$43	$120	$152	$38	$42
Less: Bond redemption	—	—	—	(16)	—	—
Total adjustments	—	—	—	(16)	—	—
Adjusted interest expense	$41	$43	$120	$136	$38	$42
Adjusted Income Taxes and Effective Tax Rate
Reported income taxes	$162	$120	$468	$399	$152	$163
Add: Bond redemption	—	—	—	6	—	—
Add: Pension settlement charge	1	1	1	1	—	—
Add: Cost reduction program	1	28	1	28	—	—
Total adjustments	2	29	2	35	—	—
Adjusted income taxes	$164	$149	$470	$434	$152	$163

	Quarter Ended September 30,		Nine Months Ended September 30,		Quarter Ended December 31,
(Dollar amounts in millions, except per share data)	2017	2016	2017	2016	2016	2015
Adjusted Effective Tax Rate
Reported income before income taxes and equity investments	$585	$454	$1,692	$1,487	$561	$582
Add: Bond redemption	—	—	—	16	—	—
Add: Pension settlement charge	2	4	2	4	—	—
Add: Transaction costs	14	—	35	—	—	—
Add: Cost reduction program	—	96	—	96	—	—
Total adjustments	16	100	37	116	—	—
Adjusted income before income taxes and equity investments	$601	$554	$1,729	$1,603	$561	$582
Reported effective tax rate	27.7%	26.4%	27.7%	26.8%	27.1%	28.0%
Adjusted effective tax rate	27.3%	26.9%	27.2%	27.1%	27.1%	28.0%
Adjusted Noncontrolling Interests
Reported noncontrolling interests	$16	$5	$45	$25	$13	$9
Add: Cost reduction program	—	5	—	5	—	—
Total adjustments	—	5	—	5	—	—
Adjusted Noncontrolling Interests	$16	$10	$45	$30	$13	$9
Adjusted Net Income - Praxair, Inc.
Reported net income - Praxair, Inc.	$419	$339	$1,214	$1,094	$406	$422
Add: Bond redemption	—	—	—	10	—	—
Add: Pension settlement charge	1	3	1	3	—	—
Add: Transaction costs	13	—	34	—	—	—
Add: Cost reduction program	—	63	—	63	—	—
Total adjustments	14	66	35	76	—	—
Adjusted net income - Praxair, Inc.	$433	$405	$1,249	$1,170	$406	$422
Reported percent change	24%		11%		(4)%
Adjusted percent change	7%		7%		(4)%

Adjusted Diluted Earnings Per Share
Reported diluted EPS	$1.45	$1.18	$4.21	$3.80
Add: Bond redemption	—	—	—	0.04
Add: Pension settlement charge	—	0.01	—	0.01
Add: Transaction Costs	0.05	—	0.12	—
Add: Cost reduction program	—	0.22	—	0.22
Total adjustments	$0.05	$0.23	$0.12	$0.27
Adjusted diluted EPS	$1.50	$1.41	$4.33	$4.07
Reported percent change	23%		11%
Adjusted percent change	6%		6%

EBITDA, Adjusted EBITDA, EBITDA Margin and Adjusted EBITDA Margin
These measures are used by investors, financial analysts and management to assess a company’s profitability.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Dollar amounts in millions)
Reported net income - Praxair, Inc.	$419	$339	$1,214	$1,094
Add: noncontrolling interest	16	5	45	25
Add: interest expense - net	41	43	120	152
Add: income taxes	162	120	468	399
Add: depreciation and amortization	298	284	877	837
EBITDA	$936	$791	$2,724	$2,507

Adjustments:
Add: Cost reduction program and other charges	$—	$96	$—	$96
Add: Pension settlement charge	2	4	2	4
Add: Transaction costs	$14	$—	$35	$—
ADJUSTED EBITDA	$952	$891	$2,761	$2,607

Reported Sales	$2,922	$2,716	$8,484	$7,890
EBITDA Margin	32.0%	29.1%	32.1%	31.8%
Adjusted EBITDA Margin	32.6%	32.8%	32.5%	33.0%

Net Debt, Capital and Debt-to-Capital Ratio
The debt-to-capital ratio is a measure used by investors, financial analysts and management to provide a measure of financial leverage and insights into how the company is financing its operations.

	Nine Months Ended September 30,
	2017	2016
(Dollar amounts in millions)
Debt	$9,237	$9,842
Less: cash and cash equivalents	(607)	(627)
Net debt	8,630	9,215
Equity and redeemable noncontrolling interests
Redeemable noncontrolling interests	11	11
Praxair, Inc. shareholders’ equity	6,256	5,245
Noncontrolling interests	475	393
Total equity and redeemable noncontrolling interests	6,742	5,649
Capital	$15,372	$14,864
DEBT-TO-CAPITAL RATIO	56.1%	62.0%

Forward-looking Statements

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s reasonable expectations and assumptions as of the date the statements are made but involve risks and uncertainties. These risks and uncertainties include, without limitation: the expected timing and likelihood of the completion of the contemplated business combination with Linde AG, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals that could reduce anticipated benefits or cause the parties to abandon the transaction; the occurrence of any event, change or other circumstances that could give rise to the termination of the business combination agreement; the ability to successfully complete the proposed business combination and the exchange offer, including satisfying closing conditions; the success of the business following the proposed business combination; the ability to successfully integrate the Praxair and Linde businesses; the possibility that the requisite number of Linde shares may not be tendered in the public offer; the risk that the combined company may be unable to achieve expected synergies or that it may take longer or be more costly than expected to achieve those synergies; the performance of stock markets generally; developments in worldwide and national economies and other international events and circumstances; changes in foreign currencies and in interest rates; the cost and availability of electric power, natural gas and other raw materials; the ability to achieve price increases to offset cost increases; catastrophic events including natural disasters, epidemics and acts of war and terrorism; the ability to attract, hire, and retain qualified personnel; the impact of changes in financial accounting standards; the impact of changes in pension plan liabilities; the impact of tax, environmental, healthcare and other legislation and government regulation in jurisdictions in which the company operates; the cost and outcomes of investigations, litigation and regulatory proceedings; the impact of potential unusual or non-recurring items; continued timely development and market acceptance of new products and applications; the impact of competitive products and pricing; future financial and operating performance of major customers and industries served; the impact of information technology system failures, network disruptions and breaches in data security; and the effectiveness and speed of integrating new acquisitions into the business. These risks and uncertainties may cause actual future results or circumstances to differ materially from the GAAP or adjusted projections or estimates contained in the forward-looking statements. The company assumes no obligation to update or provide revisions to any forward-looking statement in response to changing circumstances. The above listed risks and uncertainties are further described in Item 1A (Risk Factors) in the company’s latest Annual Report on Form 10-K filed with the SEC and in the proxy statement/prospectus and the offering prospectus included in the Registration Statement on Form S-4 (which Registration Statement was declared effective on August 14, 2017) filed by Linde plc with the SEC which should be reviewed carefully. Please consider the company’s forward-looking statements in light of those risks.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended September 30, 2017 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
July 2017	—	$—	—	$1,581
August 2017	—	$—	—	$1,581
September 2017	—	$—	—	$1,581
Third Quarter 2017	—	$—	—	$1,581

(1)
On January 28, 2014, the Company's board of directors approved the repurchase of $1.5 billion of its common stock ("2014 program") which could take place from time to time on the open market (which could include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions.

(2)
As of September 30, 2017, the Company purchased $1,419 million of its common stock pursuant to the 2014 program, leaving an additional $81 million remaining authorized under the 2014 program. The 2014 program does not have any stated expiration date. In addition, on July 28, 2015, the Company’s board of directors approved the repurchase of $1.5 billion of its common stock (“2015 program”) which could take place from time to time on the open market (which could include the use of 10b5-1 trade plans) or through negotiated transactions, subject to market and business conditions. The 2015 program does not have any stated expiration date. The 2015 program is in addition to the 2014 program.

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

PRAXAIR, INC.

(Registrant)

Date: October 26, 2017	By: /s/ Kelcey E. Hoyt

Kelcey E. Hoyt
Vice President and Controller
(On behalf of the Registrant
and as Chief Accounting Officer)