Form 10-K
period 2017-12-31
PRAXAIR INC
filed 2018-02-28
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
___________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-11037
 ___________________________________
Praxair, Inc.
___________________________________

Praxair, Inc.
10 Riverview Drive	State of incorporation: Delaware
Danbury, Connecticut 06810-6268	IRS identification number: 06-124 9050
Tel. (203) 837-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Registered on:
Common Stock ($0.01 par value)	New York Stock Exchange
1.50% Euro notes due 2020	New York Stock Exchange
1.20% Euro notes due 2024	New York Stock Exchange
1.625% Euro notes due 2025	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
___________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," " smaller reporting company, " and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☑    Accelerated filer  ☐    Non- accelerated filer  ☐    Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of June 30, 2017, was approximately $38 billion (based on the closing sale price of the stock on that date as reported on the New York Stock Exchange).
At January 31, 2018, 287,136,596 shares of common stock of Praxair, Inc. were outstanding.

PRAXAIR, INC.
ANNUAL REPORT ON FORM 10-K
For the fiscal year ended December 31, 2017

Praxair, Inc. and Subsidiaries
PART I
ITEM 1.     BUSINESS
General
Praxair, Inc. (Praxair or the company) was founded in 1907 and became an independent publicly traded company in 1992. Praxair was the first company in the United States to produce oxygen from air using a cryogenic process and continues to be a technological innovator in the industrial gases industry.
Praxair is a leading industrial gas company in North and South America and one of the largest worldwide. Praxair’s primary products in its industrial gases business are atmospheric gases (oxygen, nitrogen, argon, rare gases) and process gases (carbon dioxide, helium, hydrogen, electronic gases, specialty gases, acetylene). The company also designs, engineers, and builds equipment that produces industrial gases primarily for internal use. The company’s surface technologies segment, operated through Praxair Surface Technologies, Inc., supplies wear-resistant and high-temperature corrosion-resistant metallic and ceramic coatings and powders. Praxair’s sales were $11,437 million, $10,534 million, and $10,776 million for 2017, 2016, and 2015, respectively. Refer to Item 7, Management's Discussion and Analysis, for a discussion of consolidated sales and Note 18 to the consolidated financial statements for additional information related to Praxair’s reportable segments.
Praxair serves a diverse group of industries including healthcare, petroleum refining, manufacturing, food, beverage carbonation, fiber-optics, steel making, aerospace, chemicals and water treatment. In 2017, 95% of sales were generated in four geographic segments (North America, Europe, South America and Asia) primarily from the sale of industrial gases, with the balance generated from the surface technologies segment. Praxair provides a competitive advantage to its customers by continuously developing new products and applications, which allow them to improve their productivity, energy efficiency and environmental performance.
Proposed Business Combination with Linde AG
On June 1, 2017, Praxair and Linde AG entered into a definitive Business Combination Agreement, as amended (the "Business Combination Agreement"), pursuant to which, among other things, Praxair and Linde AG agreed to combine their respective businesses through an all-stock transaction, and become subsidiaries of a new holding company incorporated in Ireland, Linde plc. Pursuant to the business combination agreement, Linde’s business will be brought under Linde plc through Linde plc’s offer to exchange Linde AG shares for Linde plc shares and Praxair’s business will be brought under Linde plc through a merger of an indirect wholly-owned Delaware subsidiary of Linde plc with and into Praxair, with Praxair surviving the merger. Praxair’s stockholders approved the merger at Praxair’s special meeting held on September 27, 2017, and on November 24, 2017, the tender period for the exchange offer expired with approximately 92% of all Linde AG shares entitled to voting rights being tendered.

Completion of the Business Combination remains subject to approval by requisite governmental regulators and authorities, including approvals under applicable competition laws. The parties currently expect the Business Combination to be completed in the second half of 2018. Refer to Item 1A. "Risk Factors" and Note 20 to the consolidated financial statements for further details.

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
International – Praxair is a global enterprise with approximately 57% of its 2017 sales outside of the United States. It conducts industrial gases business through consolidated companies in Argentina, Bahrain, Belgium, Bolivia, Brazil, Canada, Chile, China, Colombia, Costa Rica, Denmark, Dominican Republic, France, Germany, India, Ireland, Italy, Japan, Mexico, the Netherlands, Norway, Panama, Paraguay, Peru, Portugal, Puerto Rico, Russia, South Korea, Spain, Sweden, Taiwan, Thailand, United Arab Emirates, the United Kingdom, and Uruguay. Societa Italiana Acetilene & Derivati S.p.A. ("S.I.A.D."), an Italian company accounted for as an equity company, also has established positions in Austria, Bosnia,

Bulgaria, Croatia, the Czech Republic, Hungary, Romania, Russia, Serbia, Slovakia, Slovenia and Ukraine. Refrigeration and Oxygen Company Limited ("ROC"), a Middle Eastern company accounted for as an equity company, has operations in the United Arab Emirates, Kuwait and Qatar. Praxair’s surface technologies segment has operations in Brazil, Canada, China, France, Germany, India, Italy, Japan, Singapore, South Korea and the United Kingdom.
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
Employees and Labor Relations – As of December 31, 2017, Praxair had 26,461 employees worldwide. Of this number, 10,382 are employed in the United States. Praxair has collective bargaining agreements with unions at numerous locations throughout the world, which expire at various dates. Praxair considers relations with its employees to be good.
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
Stephen F. Angel, 62, is Chief Executive Officer of Praxair, Inc. since January 1, 2007, and Chairman since May 1, 2007. Before becoming the Chief Executive Officer, Mr. Angel served as President and Chief Operating Officer from March to December 2006, and as Executive Vice President from 2001 to March 2006. Prior to joining Praxair in 2001, Mr. Angel spent 22 years in a variety of management positions with General Electric. Mr. Angel is a director of PPG Industries, Inc. where he serves on the Officers-Directors Compensation Committee, and the Technology and Environment Committee. He is also a member of The Business Council and is a member of the Board of the U.S. - China Business Council and its Nominating Committee.
Guillermo Bichara, 43, was appointed Vice President, General Counsel and Corporate Secretary of Praxair, Inc. effective January 1, 2015. Prior to this, from 2013-2014, he was Associate General Counsel and Assistant Secretary. From 2011-2013, Mr. Bichara served as Associate General Counsel with responsibility for Praxair Europe, Praxair Mexico and corporate transactions. He was Vice President and General Counsel of Praxair Asia from 2007-2011, and joined Praxair in 2006 as director of legal affairs at Praxair Mexico. Prior to joining Praxair, Mr. Bichara served as corporate counsel at CEMEX, Mexico's global leader in the building materials industry, and was a foreign associate and counsel, respectively, at the law firms of Skadden, Arps, Slate, Meagher & Flom and White & Case.
Kelcey E. Hoyt, 48, was named Vice President and Controller effective August 1, 2016. Prior to becoming Controller, she served as Praxair’s Director of Investor Relations since 2010. She joined Praxair in 2002 and served as Director of Corporate Accounting and SEC Reporting through 2008, and later served as Controller for various divisions within Praxair’s North American Industrial Gas business. Previously, she had five years of experience in audit at KPMG, LLP. She is a certified public accountant.

Eduardo F. Menezes, 54, was promoted to Executive Vice President from Senior Vice President effective March 1, 2012. He oversees Praxair’s businesses in Asia, Europe, Mexico, and South America. From 2010 to March 2011, he was a Vice President of Praxair with responsibility for the North American Industrial Gases business. From 2007 to 2010, he was President of Praxair Europe. He served as Managing Director of Praxair’s business in Mexico from 2004 to 2007, as Vice President and General Manager for Praxair Distribution, Inc. from 2003 to 2004 and as Vice President, U.S. West Region, for North American Industrial Gases, from 2000 to 2003.
Anne K. Roby, age 53, was named Senior Vice President on January 1, 2014, responsible for Global Supply Systems, R&D, Global Market Development, Global Operations Excellence, Global Strategic Sales, Global Procurement, Sustainability and Safety, Health and Environment. From 2011to 2013, she served as President of Praxair Asia, responsible for Praxair’s industrial gases business in China, India, South Korea and Thailand as well as the electronics market globally. In 2010, Dr. Roby became President of Praxair Electronics, after having served as Vice President, Global Sales, for Praxair from 2009 to 2010. Prior to this, she was Vice President of the U.S. South Region from 2006 to 2009. Dr. Roby joined Praxair in 1991 as a development associate in the Company’s R&D organization and was promoted to other positions of increasing responsibility.

Scott E. Telesz, 50, was promoted to Executive Vice President from Senior Vice President, effective March 1, 2012. He is responsible for Praxair’s U.S. atmospheric gases businesses, and it’s business in Canada, Praxair Distribution, Praxair Surface Technologies, and Helium-Rare Gases. Before joining Praxair in 2010, he was a Vice President from 2007 to 2010 of SABIC Innovative Plastics, a major division of Riyadh-based Saudi Basic Industries Corporation, a global manufacturer of chemicals, fertilizers, plastics and metals. From 1998 to 2007, he held a variety of general management positions with General Electric, and from 1989 to 1998, Mr. Telesz held several positions, including Engagement Manager, in the United States and Australia, with McKinsey & Company.

Matthew J. White, 45, was appointed Senior Vice President and Chief Financial Officer effective January 1, 2014. Prior to this, Mr. White was President of Praxair Canada from 2011-2014. Mr. White joined Praxair in 2004 as finance director of Praxair’s largest business unit, North American Industrial Gases. In 2008, he became Vice President and Controller of Praxair, then was named Vice President and Treasurer in 2010. Before joining Praxair, Mr. White was vice president, finance, at Fisher Scientific and before that he held various financial positions, including group controller, at GenTek, a manufacturing and performance chemicals company.

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
Praxair is subject to income and other taxes in both the United States and numerous foreign jurisdictions. The determination of the company’s worldwide provision for income taxes and other tax liabilities requires judgment and is based on diverse legislative and regulatory structures that exist in the various jurisdictions where the company operates, including the recently enacted U.S. Tax Cuts and Jobs Act. Although management believes its estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in its financial statements and may materially affect the company’s financial results for the period when such determination is made. See Notes 5 and 17 to the consolidated financial statements of this Form 10-K.
Pension Liabilities – Risks related to our pension benefit plans may adversely impact our results of operations and cash flows.
Pension benefits represent significant financial obligations that will be ultimately settled in the future with employees who meet eligibility requirements. Because of the uncertainties involved in estimating the timing and amount of future payments and asset returns, significant estimates are required to calculate pension expense and liabilities related to the company’s plans. The company utilizes the services of independent actuaries, whose models are used to facilitate these calculations. Several key assumptions are used in the actuarial models to calculate pension expense and liability amounts recorded in the consolidated financial statements. In particular, significant changes in actual investment returns on pension assets, discount rates, or legislative or regulatory changes could impact future results of operations and required pension contributions. For information regarding the potential impacts regarding significant assumptions used to estimate pension expense, including discount rates and the expected long-term rates of return on plan assets, see “Critical Accounting Policies – Pension Benefits” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.
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
Proposed business combination with Linde - Risks in connection with the proposed business combination may adversely impact Praxair’s business, financial condition and results of operations.
On June 1, 2017, Praxair and Linde AG (Linde) entered into a definitive business combination agreement, as amended, pursuant to which, among other things, Praxair and Linde agreed to combine their respective businesses through an all-stock transaction, and become subsidiaries of a new holding company incorporated in Ireland, Linde plc. The parties currently expect the business combination to be completed in the second half of 2018. The proposed business combination with Linde involves certain risks, which may adversely impact Praxair’s business, financial condition and results of operations, and the combined company may not realize all of the anticipated benefits of the proposed business combination if and when the combination is completed. Risks in connection with the proposed business combination, which may result in significant costs and delays, include:

•
the expected timing and likelihood of the receipt and terms and conditions of any required governmental and regulatory approvals of the proposed business combination that could reduce anticipated benefits or cause the parties to abandon the transaction;

•	the risk that the parties may not be able to satisfy the conditions to closing of the proposed business combination in a timely manner or at all;

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the business combination agreement;

•	the ability to successfully complete the proposed business combination, including regulatory or other limitations imposed as a result of the proposed business combination;

•	the success of the combined company’s business following the proposed business combination, including the ability to successfully integrate the Praxair and Linde businesses;

•
the risk that events and publicity in connection with the proposed business combination could have adverse effects on the market price of Linde’s or Praxair’s common stock or the ability of Linde and Praxair to retain customers, retain or hire key personnel, maintain relationships with their respective suppliers and customers, and on their operating results and businesses generally;

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
The following is a description of production facilities for Praxair by segment. No significant portion of these assets was leased at December 31, 2017. Generally, these facilities are fully utilized and are sufficient to meet our manufacturing needs.
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
Asia
The Asia segment has production facilities located primarily in China, Korea, India and Thailand, approximately 70 of which are cryogenic air separation plants and carbon dioxide plants. Also located throughout Asia are noncryogenic air separation plants, hydrogen, packaged gas and other production facilities.
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
The principal market for the company’s common stock (ticker symbol: PX) is the New York Stock Exchange ("NYSE"). At December 31, 2017 there were 11,128 shareholders of record.
NYSE quarterly stock price and dividend information

Market Price	Trading High	Trading Low	Close	Dividend Per Share
2017
First Quarter	$121.00	$115.00	$118.60	$0.7875
Second Quarter	$138.69	$117.11	$132.55	$0.7875
Third Quarter	$141.88	$127.36	$139.74	$0.7875
Fourth Quarter	$156.40	$139.24	$154.68	$0.7875
2016
First Quarter	$115.32	$95.60	$114.45	$0.75
Second Quarter	$120.04	$106.31	$112.39	$0.75
Third Quarter	$125.00	$110.12	$120.83	$0.75
Fourth Quarter	$124.48	$114.43	$117.19	$0.75
Praxair’s annual dividend on its common stock for 2017 was $3.15 per share. On January 25, 2018, Praxair’s Board of Directors declared a dividend of $0.825 per share for the first quarter of 2018, or $3.30 per share annualized, which may be changed as Praxair’s earnings and business prospects warrant. The declaration of dividends is a business decision made by the Board of Directors based on Praxair’s earnings and financial condition and other factors the Board of Directors considers relevant.
Purchases of Equity Securities – Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the three months ended December 31, 2017 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
October 2017	—	$—	—	$1,581
November 2017	—	$—	—	$1,581
December 2017	9	$152.18	9	$1,580
Fourth Quarter 2017	9		9	$1,580

________________________

(1)
On January 28, 2014, the Company’s board of directors approved the repurchase of $1.5 billion of its common stock ("2014 program") which could take place from time to time on the open market (which could include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions.

(2)
As of December 31, 2017, the Company had purchased $1,420 million of its common stock pursuant to the 2014 program, leaving an additional $80 million remaining authorized under the 2014 program. The 2014 program does not have any stated expiration date. In addition, on July 28, 2015, the Company's board of directors approved the repurchase of $1.5 billion of its common stock ("2015 program") which could take place from time to time on the open market (which could include the use of 10b5-1 trade plans) or through negotiated transactions, subject to market and business conditions. The 2015 program does not have any stated expiration date. The 2015 program is in addition to the 2014 program.

Peer Performance Table – The graph below compares the most recent five-year cumulative returns of Praxair’s common stock with those of the Standard & Poor’s 500 Index ("SPX") and the S5 Materials Index ("S5MATR") which covers 30 companies, including Praxair. The figures assume an initial investment of $100 on December 31, 2012 and that all dividends have been reinvested.

	2012	2013	2014	2015	2016	2017
PX	$100	$121	$123	$100	$118	$159
SPX	$100	$132	$150	$152	$170	$208
S5MATR	$100	$126	$135	$124	$145	$180

ITEM 6.      SELECTED FINANCIAL DATA
FIVE-YEAR FINANCIAL SUMMARY
(Dollar amounts in millions, except per share data)

Year Ended December 31,	2017(a)	2016(a)		2015(a)	2014(a)	2013(a)
From the Consolidated Statements of Income
Sales	$11,437	$10,534		$10,776	$12,273	$11,925
Cost of sales, exclusive of depreciation and amortization	6,455	5,860		5,960	6,962	6,744
Selling, general and administrative	1,207	1,145		1,152	1,308	1,349
Depreciation and amortization	1,184	1,122		1,106	1,170	1,109
Research and development	93	92		93	96	98
Transaction costs and other charges	54	100		172	138	32
Other income (expenses) – net	4	23		28	9	32
Operating profit	2,448	2,238		2,321	2,608	2,625
Interest expense – net	161	190		161	213	178
Income before income taxes and equity investments	2,287	2,048		2,160	2,395	2,447
Income taxes	1,026	551		612	691	649
Income before equity investments	1,261	1,497		1,548	1,704	1,798
Income from equity investments	47	41		43	42	38
Net income (including noncontrolling interests)	1,308	1,538		1,591	1,746	1,836
Noncontrolling interests	(61)	(38)		(44)	(52)	(81)
Net income – Praxair, Inc.	$1,247	$1,500		$1,547	$1,694	$1,755
Per Share Data – Praxair, Inc. Shareholders
Basic earnings per share	$4.36	$5.25		$5.39	$5.79	$5.94
Diluted earnings per share	$4.32	$5.21		$5.35	$5.73	$5.87
Cash dividends per share	$3.15	$3.00		$2.86	$2.60	$2.40
Weighted Average Shares Outstanding (000’s)
Basic shares outstanding	286,261	285,677		287,005	292,494	295,523
Diluted shares outstanding	289,114	287,757		289,055	295,608	298,965
Other Information and Ratios
Total assets	$20,436	$19,332		$18,319	$19,769	$20,223
Total debt	$9,000	$9,515	8,991	$9,231	$9,225	$8,779
Net debt (b)	$8,383	$8,991		$9,084	$9,099	$8,641
Cash flow from operations	$3,041	$2,773		$2,695	$2,887	$2,936
Net cash used for investing activities	$(1,314)	$(1,770)		$(1,303)	$(1,803)	$(3,237)
Net cash used for financing activities	$(1,656)	$(643)		$(1,310)	$(1,027)	$309
EBITDA (b)	$3,679	$3,401		$3,470	$3,820	$3,772
Adjusted EBITDA (b)	$3,733	$3,501		$3,642	$3,958	$3,804
Capital expenditures	$1,311	$1,465		$1,541	$1,689	$2,020
Acquisitions, net of cash acquired	$33	$363		$82	$206	$1,323
Debt-to-capital ratio (b)	56.2%	62.3%		64.9%	59.5%	54.2%
Shares outstanding (000’s)	286,777	284,901		284,879	289,262	294,134
Number of employees	26,461	26,498		26,657	27,780	27,560

________________________

(a)
Amounts for 2017 include: (i) charges of $52 million ($48 million after-tax, or $0.17 per diluted share) for transaction costs related to the potential Linde merger, (ii) a pension settlement charge of $2 million ($1 million after-tax) related to lump sum benefit payments made from an international pension plan, and (iii) income tax charges, net of $394 million ($1.36 per diluted share) due to U.S. Tax Cuts and Jobs Act.

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
BUSINESS OVERVIEW
Praxair is a leading industrial gas company in North and South America and one of the largest worldwide. The Company's primary products in its industrial gases business are atmospheric gases (oxygen, nitrogen, argon, rare gases) and process gases (carbon dioxide, helium, hydrogen, electronic gases, specialty gases, acetylene). The company also designs, engineers, and builds equipment that produces industrial gases primarily for internal use. The company’s surface technologies segment supplies wear-resistant and high-temperature corrosion-resistant metallic and ceramic coatings and powders. Praxair Surface Technologies supplies high-performance coatings that protect metal parts from wear, corrosion and high heat. Praxair’s industrial gas operations are managed on a geographical basis and in 2017, 95% of sales were generated in four geographic segments (North America, Europe, South America, and Asia). The surface technologies segment generated the remaining 5% of sales.
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

EXECUTIVE SUMMARY – FINANCIAL RESULTS & OUTLOOK
2017 Year in review
Praxair delivered solid results for the full year of 2017 with growth across all end-markets. Sales growth was largely driven by higher volumes and positive price. Improved macro economic conditions and new project start-ups contributed to growth in North America, Europe and Asia while South America volumes remained stable. Operating cash flow was 10% higher than 2016, largely driven by higher net income.

•
Sales of $11,437 million were 9% above 2016 sales of $10,534 million. Excluding favorable currency impacts and higher cost pass-through, sales were 6% above the prior year due to volume growth in North America, Europe and Asia, including new project start-ups and higher price.

•
Reported operating profit of $2,448 million was 9% above 2016. Adjusted operating profit of $2,502 million was 7% above adjusted operating profit in 2016. Benefits from higher volumes and price were partially offset by cost inflation.*

•	Fourth-quarter 2017 provisional net income tax charge of $394 million related to the U.S. Tax Cuts and Jobs Act (Tax Act). Adjustments to the charge will be made as new information becomes available.

•
Reported net income – Praxair, Inc. of $1,247 million and diluted earnings per share of $4.32 decreased from $1,500 million and $5.21, respectively in 2016. Adjusted net income – Praxair, Inc. of $1,690 million and adjusted diluted earnings per share of $5.85 were both 7% above 2016 adjusted amounts.*

•	Cash flow from operations was a strong $3,041 million, 27% of sales. Capital expenditures were $1,311 million; dividends paid were $901 million; and net debt repayments were $771 million.

•	Continued progress on the merger with Linde AG.

◦	Required Praxair and Linde AG shareholder approvals obtained.

◦	Regulatory filings progressing as planned and divestiture process on track.

◦	Merger expected to close second-half 2018.

* A reconciliation of the Adjusted amounts can be found in the "Non-GAAP Financial Measures" section in this MD&A. See Notes 2, 5, 11 and 16 to the consolidated financial statements.

First-Quarter 2018 Outlook

•
Diluted earnings per share are forecasted to be in the range of $1.53 to $1.58. Guidance includes an estimated $0.05 benefit related to the Tax Act and does not include transaction costs related to the potential Linde merger.

•	Effective tax rate in the range of 23% to 25%.

•
The company’s core business is to build, own, and operate industrial gas plants in order to supply atmospheric and process gases to customers. As such, Praxair believes that its project backlog is one indicator of future sales growth. At December 31, 2017, Praxair’s backlog of 17 large projects under construction was $1.5 billion. This represents the total estimated capital cost of large plants under construction. North America represents about 80 percent of the backlog, with the majority located in the U.S. Gulf Coast. The remaining backlog resides in Asia and South America. These plants will supply customers in the energy, chemical, manufacturing, electronics and metals markets.

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

CONSOLIDATED RESULTS AND OTHER INFORMATION
The following table provides selected data for 2017, 2016, and 2015:

				Variance
(Dollar amounts in millions, except per share data) Year Ended December 31,	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Reported Amounts
Sales	$11,437	$10,534	$10,776	9%	(2)%
Cost of sales, exclusive of depreciation and amortization	$6,455	$5,860	$5,960	10%	(2)%
Gross margin (a)	$4,982	$4,674	$4,816	7%	(3)%
As a percent of sales	43.6%	44.4%	44.7%
Selling, general and administrative	$1,207	$1,145	$1,152	5%	(1)%
As a percent of sales	10.6%	10.9%	10.7%
Depreciation and amortization	$1,184	$1,122	$1,106	6%	1%
Transaction costs and other charges (b)	$54	$100	$172
Other income (expense) – net	$4	$23	$28
Operating profit	$2,448	$2,238	$2,321	9%	(4)%
Operating margin	21.4%	21.2%	21.5%
Interest expense – net	$161	$190	$161	(15)%	18%
Effective tax rate	44.9%	26.9%	28.3%
Income from equity investments	$47	$41	$43	15%	(5)%
Noncontrolling interests	$(61)	$(38)	$(44)	61%	(14)%
Net income – Praxair, Inc.	$1,247	$1,500	$1,547	(17)%	(3)%
Diluted earnings per share	$4.32	$5.21	$5.35	(17)%	(3)%
Diluted shares outstanding	289,114	287,757	289,055	—%	—%
Number of employees	26,461	26,498	26,657
Adjusted Amounts (c)
Operating profit	$2,502	$2,338	$2,493	7%	(6)%
Operating margin	21.9%	22.2%	23.1%
Interest expense – net	$161	$174	$161	(7)%	8%
Effective tax rate	27.2%	27.1%	28.0%
Noncontrolling interests	$(61)	$(43)	$(45)	42%	(4)%
Net income – Praxair, Inc.	$1,690	$1,576	$1,677	7%	(6)%
Diluted earnings per share	$5.85	$5.48	$5.80	7%	(6)%
Other Financial Data (c)
EBITDA	$3,679	$3,401	$3,470	8%	(2)%
EBITDA Margin	32.2%	32.3%	32.2%	—%	—%
Adjusted EBITDA	$3,733	$3,501	$3,642	7%	(4)%
Adjusted EBITDA Margin	32.6%	33.2%	33.8%	(2)%	(2)%

________________________

(a)	Gross margin excludes depreciation and amortization expense.

(b)	See Note 2 to the consolidated financial statements.

(c)
Adjusted amounts are non-GAAP measures. A reconciliation of reported amounts to adjusted amounts can be found in the “Non-GAAP Financial Measures” section of this MD&A. See Notes 2, 5, 11 and 16 to the consolidated financial statements.

Results of Operations
The following table provides a summary of changes in consolidated sales and adjusted operating profit:

	2017 vs. 2016		2016 vs. 2015
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	5%	8%	—%	(5)%
Price/Mix	1%	5%	1%	3%
Cost pass-through	2%	—%	(1)%	—%
Currency	1%	1%	(3)%	(3)%
Acquisitions/Divestitures	—%	—%	1%	—%
Other	—%	(5)%	—%	1%
Reported	9%	9%	(2)%	(4)%
Less: Transaction costs and other charges	—%	(2)%	—%	(2)%
Adjusted	9%	7%	(2)%	(6)%
The following tables provide consolidated sales by end-market and distribution method:

	% of Sales			% Change*
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Sales by End-Markets
Manufacturing	22%	23%	24%	4%	(5)%
Metals	17%	17%	17%	7%	4%
Energy	12%	12%	13%	5%	(6)%
Chemicals	10%	10%	10%	9%	—%
Electronics	9%	8%	8%	13%	2%
Healthcare	8%	8%	8%	4%	6%
Food & Beverage	9%	9%	9%	5%	7%
Aerospace	3%	3%	3%	11%	2%
Other	10%	10%	8%	3%	1%
	100%	100%	100%

* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	% of Sales
	2017	2016	2015
Sales by Distribution Method
On-Site	30%	29%	29%
Merchant	34%	35%	34%
Packaged Gas	27%	28%	28%
Other	9%	8%	9%
	100%	100%	100%

2017 Compared With 2016

Sales increased 9% to $11,437 million in 2017 compared to $10,534 million in 2016. Excluding favorable currency translation of 1% and higher cost pass-through, primarily natural gas, which increased sales by 2%, sales growth was 6%. Volume growth of 5% was driven by higher volumes in North America, Europe and Asia, including new project start-ups, and growth in all end-markets. Higher price increased sales by 1%.
Gross margin increased $308 million, or 7%, versus 2016 primarily due to higher sales. Gross margin as a percentage of sales declined to 43.6% in 2017 from 44.4% in 2016 largely driven by the contractual pass-through of higher natural gas costs to customers.
Selling, general and administrative ("SG&A") expenses increased $62 million or 5% in 2017 to $1,207 million, and decreased to 10.6% of sales versus 10.9% of sales for 2016. Currency impacts increased SG&A by $14 million. Excluding currency impacts, SG&A increased $48 million driven by higher incentive compensation, acquisitions and cost inflation partially offset by cost reduction actions.
Depreciation and amortization expense increased $62 million versus 2016. Currency impacts increased depreciation and amortization expense by $15 million. Excluding currency impacts, depreciation and amortization expense increased $47 million, or 4%, primarily due to large project start ups and acquisitions.
During the year ended December 31, 2017, Praxair recorded transaction costs and other charges of $54 million primarily related to the potential merger. During the year ended December 31, 2016, Praxair recorded charges of $100 million related primarily to a cost reduction program. (Refer to Note 2 to the consolidated financial statements.)
Other income (expenses) – net in 2017 was a $4 million benefit versus a $23 million benefit in 2016 (see Note 7 to the consolidated financial statements for a summary of major components). Other income in 2016 is largely related to net gains on asset sales.
Reported operating profit of $2,448 million in 2017 was $210 million, or 9% higher than reported operating profit of $2,238 million in 2016. 2017 included transaction costs of $52 million and a $2 million charge related to a pension settlement. 2016 included charges of $96 million related to cost reduction actions and other charges and a $4 million charge related to a pension settlement. Refer to Note 2 of the consolidated financial statements for a further discussion of these items. Excluding the impact of these items, adjusted operating profit of $2,502 million in 2017 was $164 million, or 7% higher than adjusted operating profit of $2,338 million in 2016 driven by higher volumes and price. A discussion of operating profit by segment is included in the segment discussion that follows.
Reported interest expense – net in 2017 decreased $29 million, or 15%, versus 2016. 2016 included charges of $16 million relating to the early redemption of notes (see Note 11 to the consolidated financial statements). Excluding this charge, adjusted interest expense decreased $13 million, or 7%, largely attributable to overall lower net debt. See Note 7 to the consolidated financial statements for further information relating to interest expense.
The reported effective tax rate ("ETR") for 2017 was 44.9% versus 26.9% in 2016. The ETR for the 2017 period included a net $394 million tax charge related to the Tax Act and a $5 million tax benefit related to transaction costs and a pension settlement (see Note 5 and Note 2 to the consolidated financial statements). The ETR for the 2016 period includes a $35 million tax benefit related to a pension settlement, bond redemption and cost reduction program and other charges (see Note 2 and Note 11 to the consolidated financial statements). Excluding these impacts, on an adjusted basis the ETR for the 2017 and 2016 periods was relatively flat at 27.2% and 27.1%, respectively.
Praxair’s equity investments are primarily located in the United States, China, Italy, and the Middle East. Equity income increased $6 million in 2017.
At December 31, 2017, reported noncontrolling interests consisted primarily of noncontrolling shareholders’ investments in Asia (primarily in China), Europe (primarily in Italy), and surface technologies. Reported noncontrolling interests increased $23 million to $61 million in 2017 from $38 million in 2016. Reported noncontrolling interests for the year ended December 31, 2016 included a reduction of $5 million related to a cost reduction program. The remaining increase was driven by PG Technologies, LLC ("PGT"), a surface technologies joint venture with GE Aviation formed in the fourth quarter of 2016 (see Note 14 to the consolidated financial statements).
Reported net income - Praxair, Inc. in 2017 was $1,247 million, or $253 million lower than net income - Praxair, Inc. of $1,500 million in 2016. Adjusted net income – Praxair, Inc. of $1,690 million in 2017 was $114 million, or 7% higher than adjusted net income – Praxair, Inc. of $1,576 million in 2016. Adjusted net income - Praxair, Inc. increased primarily due to higher adjusted operating profit and lower adjusted interest expense - net.

Reported diluted earnings per share ("EPS") of $4.32 in 2017 decreased $0.89 per diluted share, or 17% from $5.21 in 2016. The decrease included a $1.36 net income tax charge related to the Tax Act and a $0.17 charge related to transaction costs and other charges (see Note 5 and Note 2 to the consolidated financial statements). Adjusted diluted EPS of $5.85 in 2017 increased $0.37 per diluted share, or 7%, from adjusted diluted EPS of $5.48 in 2016. The increase in adjusted diluted EPS was primarily due to higher adjusted net income – Praxair, Inc.
Other comprehensive income for the year ended December 31, 2017 of $536 million includes favorable currency translation adjustments of $525 million and an $11 million favorable impact in the funded status of Praxair's retirement obligations. The favorable translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements into U.S. dollars, and are largely driven by the weakening of the U.S. dollar against the Canadian dollar, Euro, and Korean won. Favorable currency translation adjustments included $232 million in Asia, $153 million in North America and $106 million in Europe partially offset by unfavorable currency translation adjustments of $35 million in South America. The increase in the funded status of retirement obligations was primarily the result of lower current year actuarial losses, as the impact of lower U.S. discount rates was largely offset by a higher actual return on assets. Refer to the Currency section of the MD&A and Notes 7 and 16 to the consolidated financial statements.
The number of employees at December 31, 2017 was 26,461, a decrease of 37 employees from December 31, 2016. This decrease primarily reflects the impact of cost reduction programs implemented during the previous year.
Other Financial Data
EBITDA increased $278 million to $3,679 million in 2017 from $3,401 million in 2016. Adjusted EBITDA increased $232 million to $3,733 million in 2017 from $3,501 million in 2016 driven by higher adjusted net income plus depreciation and amortization versus the prior year.
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
Other Financial Data
EBITDA decreased $69 million to $3,401 million in 2016 from $3,470 million in 2015. Adjusted EBITDA decreased $141 million to $3,501 million in 2016 from $3,642 million in 2015 while adjusted EBITDA margin decreased to 33.2% in 2016 from 33.8% in 2015. The decrease in adjusted EBITDA is primarily due to lower adjusted net income adjusted for depreciation and amortization versus the prior year.

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

Climate Change

Praxair operates in jurisdictions that have, or are developing, laws and/or regulations to reduce or mitigate the perceived adverse effects of greenhouse gas ("GHG") emissions and faces a highly uncertain regulatory environment in this area. For example, the U.S. Environmental Protection Agency ("EPA") has promulgated rules requiring reporting of GHG emissions, and Praxair and many of its suppliers and customers are subject to these rules. EPA has also promulgated regulations to restrict GHG emissions, including final rules regulating GHG emissions from light-duty vehicles and certain large manufacturing facilities, many of which are Praxair suppliers or customers. In addition to these developments in the United States, GHGs are regulated in the European Union under the Emissions Trading System, which has wide implications for our customers and may impact certain operations of Praxair in Europe. There are also requirements for mandatory reporting in Canada, which apply to certain Praxair operations and will be used in developing cap-and-trade regulations on GHG emissions. These regulations are expected to impact certain Praxair facilities in Canada. Climate change and energy efficiency laws and policies are also being widely introduced in jurisdictions throughout South America, Mexico and parts of Asia. China has announced plans to launch a national carbon emissions trading system, though it does not appear the regulations will have a direct impact on GHG emissions from Praxair facilities. Among other impacts, such regulations are expected to raise the costs of energy, which is a significant cost for Praxair. Nevertheless, Praxair's long-term customer contracts routinely provide rights to recover increased electricity, natural gas, and other costs that are incurred by the company as a result of Climate Change regulation.

Praxair anticipates continued growth in its hydrogen business, as hydrogen is essential to refineries that use it to remove sulfur from transportation fuels in order to meet ambient air quality standards in the United States. Hydrogen production plants and a large number of other manufacturing and electricity-generating plants have been identified under California law as a source of carbon dioxide emissions and these plants are subject to cap-and-trade regulations in that state. Praxair believes it will be able to mitigate the costs of these regulations through the terms of its product supply contracts. However, legislation that limits GHG emissions may impact growth by increasing capital, compliance, operating and maintenance costs and/or decreasing demand.

To manage business risks from current and potential GHG emission regulation, Praxair actively monitors current developments, evaluates the direct and indirect business risks, and takes appropriate actions. Among others, actions include: increasing relevant resources and training; maintaining contingency plans; obtaining advice and counsel from expert vendors, insurance providers and industry experts; incorporating GHG provisions in commercial agreements; and conducting regular reviews of the business risks with management. Although there are considerable uncertainties, Praxair believes that the business risk from potential regulations can be effectively managed through its commercial contracts. Additionally, Praxair does not anticipate any material effects regarding its plant operations or business arising from potential physical risks of climate change.

Praxair continuously seeks opportunities to optimize its own energy use and GHG footprint through rigorous energy efficiency, investment in renewable energy, and purchasing hydrogen as a chemical byproduct where feasible. Praxair maintains related performance improvement targets and reports progress against these targets regularly to business management and annually to Praxair's Board of Directors.

At the same time, Praxair may benefit from business opportunities arising from governmental regulation of GHG and other emissions; uncertain costs of energy and certain natural resources; the development of renewable energy alternatives; and new technologies that help extract natural gas, improve air quality, increase energy efficiency and mitigate the impacts of climate change. Praxair continues to develop new applications that can lower emissions, including GHG emissions, in Praxair's processes and help customers lower energy consumption and increase product throughput. Stricter regulation of water quality in emerging economies such as China provide a growing market for a number of gases, e.g., oxygen for wastewater treatment. Increased concern about drought in areas such as California may create a market for carbon dioxide for desalination. Renewable fuel standards in the European Union and U.S. create a market for second-generation biofuels which use industrial gases such as oxygen, carbon dioxide, and hydrogen.

Costs Relating to the Protection of the Environment

Environmental protection costs in 2017 included approximately $11 million in capital expenditures and $26 million of expenses. Praxair anticipates that future annual environmental protection expenditures will be similar to 2017, subject to any significant changes in existing laws and regulations. Based on historical results and current estimates, management does not believe that environmental expenditures will have a material adverse effect on the consolidated financial position, the consolidated results of operations or cash flows in any given year.

Legal Proceedings
See Note 17 to the consolidated financial statements for information concerning legal proceedings.
Retirement Benefits
Pensions
The net periodic benefit cost for the U.S. and International pension plans was $58 million in 2017, $51 million in 2016 and $98 million in 2015. Consolidated net periodic benefit cost included settlement charges of $2 million in 2017, $4 million in 2016 and $7 million in 2015.
The funded status (pension benefit obligation ("PBO") less the fair value of plan assets) for the U.S. plans was a deficit of $560 million as of December 31, 2017 versus a deficit of $559 million at December 31, 2016. Actuarial losses that arose during the current year related to lower U.S. discount rates and were largely offset by favorable asset returns.
Global pension contributions were $19 million in 2017, $11 million in 2016 and $15 million in 2015. At a minimum, Praxair contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the timing of discretionary contributions from year to year. Estimated required contributions for 2018 are currently expected to be in the range of $15 million to $20 million.
Praxair assumes an expected return on plan assets for 2018 in the United States of 8.00%, which is consistent with the long-term expected return on its investment portfolio.
Excluding the impact of any settlements, 2018 consolidated pension expense is expected to be $55 million, largely in line with 2017. Higher expected amortization of actuarial losses is expected to be offset by applying the return on assets assumption to a higher asset base. Service and interest costs are anticipated to remain relatively consistent.
Postretirement Benefits Other Than Pensions ("OPEB")
The net periodic benefit cost for OPEB plans was a $13 million benefit in 2017, a $5 million cost in 2016 and an $8 million cost in 2015. 2017 includes a curtailment gain on a South American OPEB plan of $18 million.
In 2018, consolidated net periodic benefit costs for the OPEB plans is expected to be approximately $4 million.
Refer to the Critical Accounting Policies section and Note 16 to the consolidated financial statements for a more detailed discussion of the company’s retirement benefits, including a description of the various retirement plans and the assumptions used in the calculation of net periodic benefit cost and funded status.
Insurance
Praxair purchases insurance to limit a variety of property and casualty risks, including those related to property, business interruption, third-party liability and workers’ compensation. Currently, the company self-retains the first $5 million per occurrence for workers’ compensation, general and vehicle liability in the United States and retains up to $5 million per occurrence at its various properties worldwide. To mitigate its aggregate loss potential above these retentions, the company purchases insurance coverage from highly rated insurance companies. The company does not currently operate or participate in any captive insurance companies or other non-traditional risk transfer alternatives.
At December 31, 2017 and 2016, the company had recorded a total of $35 million and $33 million, respectively, representing an estimate of the retained liability for the ultimate cost of claims incurred and unpaid as of the balance sheet dates. The estimated liability is established using statistical analysis and is based upon historical experience, actuarial assumptions and professional judgment. These estimates are subject to the effects of trends in loss severity and frequency and are subject to a significant degree of inherent variability. If actual claims differ from the company’s estimates, they will be adjusted at that time and financial results could be impacted.
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

(Dollar amounts in millions) Year Ended December 31,				Variance
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Sales
North America	$6,023	$5,592	$5,865	8%	(5)%
Europe	1,558	1,392	1,320	12%	5%
South America	1,501	1,399	1,431	7%	(2)%
Asia	1,738	1,555	1,551	12%	—%
Surface Technologies	617	596	609	4%	(2)%
	$11,437	$10,534	$10,776	9%	(2)%
Operating Profit
North America	$1,517	$1,430	$1,558	6%	(8)%
Europe	297	273	250	9%	9%
South America	250	257	291	(3)%	(12)%
Asia	333	276	289	21%	(4)%
Surface Technologies	105	102	105	3%	(3)%
Segment operating profit	2,502	2,338	2,493	7%	(6)%
Transaction costs and other charges	(54)	(100)	(172)
Consolidated operating profit	$2,448	$2,238	$2,321

North America

(Dollar amounts in millions) Year Ended December 31,				Variance
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015

Sales	$6,023	$5,592	$5,865	8%	(5)%
Cost of sales, exclusive of depreciation and amortization	3,167	2,872	3,028
Gross margin	2,856	2,720	2,837
Operating expenses	708	676	670
Depreciation and amortization	631	614	609
Operating profit	$1,517	$1,430	$1,558	6%	(8)%
Operating margin	25.2%	25.6%	26.6%

	2017 vs. 2016		2016 vs. 2015
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	4%	8%	(3)%	(6)%
Price/Mix	2%	5%	1%	3%
Cost pass-through	2%	—%	(1)%	—%
Currency	—%	—%	(2)%	(2)%
Acquisitions/Divestitures	—%	—%	—%	—%
Other	—%	(7)%	—%	(3)%
	8%	6%	(5)%	(8)%
The following tables provide sales by end-market and distribution method:

	% of Sales			% Change*
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Sales by End-Markets
Manufacturing	29%	29%	30%	4%	(5)%
Metals	12%	12%	11%	7%	(1)%
Energy	18%	17%	18%	7%	(6)%
Chemicals	9%	9%	10%	5%	(8)%
Electronics	5%	5%	5%	17%	(4)%
Healthcare	7%	7%	7%	5%	2%
Food & Beverage	10%	10%	9%	5%	6%
Aerospace	2%	2%	2%	14%	(1)%
Other	8%	9%	8%	1%	5%
	100%	100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	% of Sales
	2017	2016	2015
Sales by Distribution Method
On-Site	30%	28%	28%
Merchant	37%	38%	38%
Packaged Gas	31%	31%	32%
Other	2%	3%	2%
	100%	100%	100%

The North America segment includes Praxair’s industrial gases operations in the United States, Canada and Mexico.
Sales for 2017 increased $431 million, or 8%, versus 2016. Higher cost pass-through, primarily higher natural gas prices passed through to hydrogen customers, increased sales by 2% with minimal impact on operating profit. Excluding cost pass–through, sales increased 6% primarily due to higher volumes to all end-markets and higher pricing.
Operating profit in 2017 increased $87 million, or 6% from 2016 driven by higher volumes and pricing which were partially offset by hurricane impacts and higher costs, primarily energy and purchased products.
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

Europe

(Dollar amounts in millions) Year Ended December 31,				Variance
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015

Sales	$1,558	$1,392	$1,320	12%	5%
Cost of sales, exclusive of depreciation and amortization	893	775	749
Gross margin	665	617	571
Operating expenses	199	189	176
Depreciation and amortization	169	155	145
Operating profit	$297	$273	$250	9%	9%
Operating margin	19.1%	19.6%	18.9%

	2017 vs. 2016		2016 vs. 2015
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	5%	8%	1%	—%
Price/Mix	1%	3%	—%	1%
Cost pass-through	1%	—%	—%	—%
Currency	2%	2%	(1)%	(1)%
Acquisitions/Divestitures	3%	2%	5%	3%
Other	—%	(6)%	—%	6%
	12%	9%	5%	9%
The following tables provide sales by end-market and distribution method:

	% of Sales			% Change*
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Sales by End-Markets
Manufacturing	20%	21%	22%	4%	(2)%
Metals	16%	16%	17%	9%	—%
Energy	5%	5%	6%	1%	(9)%
Chemicals	12%	14%	14%	7%	1%
Electronics	7%	7%	7%	7%	6%
Healthcare	12%	11%	11%	4%	4%
Food & Beverage	14%	12%	10%	8%	5%
Aerospace	1%	1%	1%	3%	5%
Other	13%	13%	12%	8%	6%
	100%	100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	% of Sales
	2017	2016	2015
Sales by Distribution Method
On-Site	18%	19%	20%
Merchant	35%	35%	34%
Packaged Gas	42%	42%	42%
Other	5%	4%	4%
	100%	100%	100%

Praxair’s European industrial gases business operates in Spain, Ireland, Italy, France, Germany, Russia, the United Kingdom, Scandinavia and the Benelux region.
Sales in 2017 increased $166 million, or 12% from 2016. Higher cost pass-through increased sales by 1% with minimal impact on operating profit. Favorable currency translation increased sales by 2%. Higher overall volumes, including new project start-ups, and higher price increased sales by 5% and 1%, respectively. The acquisition of a carbon dioxide business in the prior year largely serving the food and beverage end-market increased sales by 3%.
Operating profit in 2017 of $297 million increased $24 million, or 9% from 2016 driven by higher volumes and higher price. Favorable currency translation and the acquisition of the carbon dioxide business in the prior year each contributed 2% to operating profit growth.

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
South America

(Dollar amounts in millions) Year Ended December 31,				Variance
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015

Sales	$1,501	$1,399	$1,431	7%	(2)%
Cost of sales, exclusive of depreciation and amortization	894	828	809
Gross margin	607	571	622
Operating expenses	198	181	196
Depreciation and amortization	159	133	135
Operating profit	$250	$257	$291	(3)%	(12)%
Operating margin	16.7%	18.4%	20.3%

	2017 vs. 2016		2016 vs. 2015
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	—%	(2)%	2%	(2)%
Price/Mix	1%	3%	4%	17%
Cost pass-through	—%	—%	—%	—%
Currency	6%	4%	(8)%	(9)%
Acquisitions/Divestitures	—%	—%	—%	—%
Other	—%	(8)%	—%	(18)%
	7%	(3)%	(2)%	(12)%

The following tables provide sales by end-market and distribution method:

	% of Sales			% Change*
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Sales by End-Markets
Manufacturing	17%	18%	21%	(2)%	(10)%
Metals	31%	31%	28%	1%	14%
Energy	2%	2%	2%	23%	16%
Chemicals	10%	9%	9%	8%	1%
Electronics	—%	—%	—%	—%	—%
Healthcare	19%	19%	18%	3%	13%
Food & Beverage	13%	13%	13%	2%	12%
Aerospace	—%	—%	—%	—%	—%
Other	8%	8%	9%	(7)%	(5)%
	100%	100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	% of Sales
	2017	2016	2015
Sales by Distribution Method
On-Site	33%	31%	28%
Merchant	38%	40%	41%
Packaged Gas	27%	27%	29%
Other	2%	2%	2%
	100%	100%	100%
Praxair’s South American industrial gases business operates in Brazil, Argentina, Bolivia, Chile, Colombia, Paraguay, Peru, and Uruguay.
Sales in 2017 increased $102 million, or 7%, versus 2016. Favorable currency translation impacts increased sales by 6% primarily due to the strengthening of the Brazilian Real against the U.S. dollar. Excluding currency, sales increased 1% driven by higher price. Volumes were flat as new project contribution was offset by negative underlying base volumes in Brazil due to weak industrial production. Growth in on-site volumes due to new plant start-ups accounted for the increase in on-site sales as a percentage of total segment sales.
Operating profit decreased $7 million or 3% versus 2016. Excluding currency translation, operating profit decreased 7% driven by unfavorable product sales mix and cost inflation which were partially offset by higher price and an OPEB benefit plan curtailment.
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

Asia

(Dollar amounts in millions) Year Ended December 31,				Variance
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015

Sales	$1,738	$1,555	$1,551	12%	—%
Cost of sales, exclusive of depreciation and amortization	1,098	998	977
Gross margin	640	557	574
Operating expenses	122	102	109
Depreciation and amortization	185	179	176
Operating profit	$333	$276	$289	21%	(4)%
Operating margin	19.2%	17.7%	18.6%

	2017 vs. 2016		2016 vs. 2015
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume / Equipment	11%	19%	5%	2%
Price/Mix	1%	8%	(1)%	(6)%
Cost pass-through	1%	—%	1%	—%
Currency	1%	1%	(4)%	(4)%
Acquisitions / Divestitures	(2)%	—%	(1)%	—%
Other	—%	(7)%	—%	4%
	12%	21%	—%	(4)%
The following tables provide sales by end-market and distribution method:

	% of Sales			% Change*
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Sales by End-Markets
Manufacturing	9%	9%	9%	13%	(8)%
Metals	27%	28%	29%	15%	5%
Energy	3%	3%	3%	14%	(3)%
Chemicals	15%	14%	13%	20%	19%
Electronics	33%	33%	32%	12%	4%
Healthcare	1%	1%	1%	(1)%	8%
Food & Beverage	2%	2%	2%	(1)%	6%
Aerospace	—%	—%	—%	—%	—%
Other	10%	10%	11%	10%	(2)%
	100%	100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	% of Sales
	2017	2016	2015
Sales by Distribution Method
On-Site	50%	50%	50%
Merchant	30%	29%	30%
Packaged Gas	13%	14%	13%
Other	7%	7%	7%
	100%	100%	100%

The Asia segment includes Praxair’s industrial gases operations in China, India, Korea and Thailand, with smaller operations in Taiwan and the Middle East.
Sales in 2017 increased $183 million, or 12% versus 2016. Favorable currency translation and cost pass-through each increased sales by 1%. Divestitures decreased sales by 2% due to the sale of an ownership interest in a majority-owned joint venture in India in 2016. Excluding these impacts, sales increased 12% driven by base volume growth in China, Korea and India, new project start-ups in China and Korea and higher price.
Operating profit for 2017 increased $57 million, or 21%, as compared to the prior year driven by higher volumes and price, partially offset by cost inflation.
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
Surface Technologies

(Dollar amounts in millions) Year Ended December 31,				Variance
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015

Sales	$617	$596	$609	4%	(2)%
Cost of sales, exclusive of depreciation and amortization	403	388	397
Gross margin	214	208	212
Operating expenses	69	66	66
Depreciation and amortization	40	40	41
Operating profit	$105	$102	$105	3%	(3)%
Operating margin	17.0%	17.1%	17.2%

	2017 vs. 2016		2016 vs. 2015
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume/Price	2%	4%	(2)%	(8)%
Cost pass-through	—%	—%	—%	—%
Currency	—%	—%	(1)%	(1)%
Acquisitions/Divestitures	2%	1%	1%	—%
Other	—%	(2)%	—%	6%
	4%	3%	(2)%	(3)%

The following table provides sales by end-market:

	% of Sales			% Change*
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Sales by End-Markets
Manufacturing	11%	11%	12%	2%	(5)%
Metals	9%	9%	8%	—%	11%
Energy	19%	23%	25%	(12)%	(10)%
Chemicals	2%	2%	2%	(7)%	(4)%
Electronics	1%	1%	1%	32%	17%
Healthcare	—%	—%	—%	—%	—%
Food & Beverage	3%	4%	4%	(4)%	2%
Aerospace	44%	40%	37%	11%	3%
Other	11%	10%	11%	2%	(12)%
	100%	100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

Surface Technologies provides high-performance coatings and thermal-spray powders and equipment in the Americas, Europe, and Asia.
Sales increased $21 million, or 4% versus 2016 primarily due to higher volumes to the aerospace end-market and acquisitions driven by a majority-owned joint venture with GE aviation.
Operating profit increased $3 million, or 3% versus 2016 due to higher volumes and acquisitions.
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
To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percent of 2017 Consolidated Sales	Statements of Income			Balance Sheets
		Average Year Ended December 31,			December 31,
Currency		2017	2016	2015	2017	2016
Euro	13%	0.89	0.90	0.90	0.83	0.95
Brazilian real	10%	3.19	3.47	3.28	3.31	3.26
Canadian dollar	7%	1.30	1.32	1.28	1.26	1.34
Chinese yuan	7%	6.76	6.64	6.28	6.51	6.95
Mexican peso	5%	18.86	18.65	15.83	19.66	20.73
Korean won	4%	1,131	1,160	1,130	1,067	1,206
Indian rupee	3%	65.09	67.18	64.11	63.87	67.92
Argentine peso	1%	16.51	14.74	9.22	18.65	15.89
British pound	1%	0.78	0.74	0.65	0.74	0.81
Norwegian krone	1%	8.26	8.39	8.05	8.20	8.64

LIQUIDITY, CAPITAL RESOURCES AND OTHER FINANCIAL DATA

(Millions of dollars) Year Ended December 31,	2017	2016	2015
Net Cash Provided by (Used for)
Operating Activities
Net Income (including noncontrolling interests)	$1,308	$1,538	$1,591
Non-cash charges (credits):
Add: Transaction costs and other charges, net of payments (a)	26	83	121
Add: Tax Act income tax charge, net	394	—	—
Add: Depreciation and amortization	1,184	1,122	1,106
Add (Less): Deferred income taxes, excluding Tax Act	136	(13)	99
Add (Less): non-cash charges and other	102	(4)	(49)
Net Income adjusted for non-cash charges and other	3,150	2,726	2,868
Less: Pension contributions	(19)	(11)	(15)
Add (Less): Working capital	(158)	52	(84)
Add (Less): Other	68	6	(74)
Net cash provided from operating activities	$3,041	$2,773	$2,695
Investing Activities
Capital expenditures	$(1,311)	$(1,465)	$(1,541)
Acquisitions, net of cash acquired	(33)	(363)	(82)
Divestitures and asset sales	30	58	320
Total used for investing	$(1,314)	$(1,770)	$(1,303)
Financing Activities
Debt increases (decreases) – net	$(771)	$357	$168
Issuances (purchases) of common stock – net	108	(89)	(637)
Cash dividends – Praxair, Inc. shareholders	(901)	(856)	(819)
Excess tax benefit on stock based compensation	—	—	19
Noncontrolling interest transactions and other	(92)	(55)	(41)
Total provided (used) for financing	$(1,656)	$(643)	$(1,310)

Effect of exchange rate changes on cash	$22	$17	$(61)
Cash and cash equivalents	$617	$524	$147

____________________

(a)	See Note 2 to the consolidated financial statements.

Cash increased $93 million in 2017 versus 2016. The sources of cash in 2017 were cash flows from operations of $3,041 million, proceeds from divestitures and asset sales of $30 million and net issuances of Praxair common stock of $108 million. The uses of cash included capital expenditures of $1,311 million, acquisitions of $33 million, cash dividends to shareholders of $901 million, and net debt repayments of $771 million.

Cash Flows From Operations

2017 compared with 2016
Cash flows from operations was $3,041 million, or 27% of sales, an increase of $268 million from $2,773 million, or 26% of sales in 2016. The increase was primarily attributable to higher net income adjusted for non-cash charges, a $103 million increase in dividends received from equity companies, primarily in China, and favorable changes in other long–term assets and liabilities which were partially offset by higher working capital requirements and pension contributions.
2016 compared with 2015
Cash flows from operations was $2,773 million, or 26% of sales, an increase of $78 million from $2,695 million, or 25% of sales in 2015. The increase was primarily attributable to lower working capital requirements and favorable changes in other long–term assets and liabilities which were partially offset by lower net income adjusted for non–cash charges.

Investing

2017 compared with 2016
Net cash used for investing activities of $1,314 million decreased $456 million versus 2016 due to lower acquisitions and capital expenditures, partially offset by lower proceeds from divestiture and asset sales.
Capital expenditures in 2017 were $1,311 million, a decrease of $154 million from 2016. Capital expenditures during 2017 related primarily to investments in new plant and production equipment for growth and density. Approximately 60% of the capital expenditures were in North America with the rest in Asia, Europe and South America.
Acquisition expenditures in 2017 were $33 million, a decrease of $330 million from 2016. Acquisitions in the prior year were primarily comprised of the acquisition of a European carbon dioxide business and packaged gases businesses in North America and Europe (see Note 3 to the consolidated financial statements).
Divestitures and asset sales in 2017 totaled $30 million of proceeds from asset sales. 2016 divestitures and asset sales were $58 million which included proceeds from asset sales and and the sale of an ownership interest in a majority-owned joint venture in India.
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
Cash used by financing activities was $1,656 million in 2017 compared to $643 million in 2016. The primary financing uses of cash were for cash dividends and net debt repayments, while the primary source was net issuances of Praxair common stock. Cash dividends of $901 million increased $45 million from 2016 due to a 5% increase in dividends per share from $3.00 to $3.15. Net issuances of common stock increased $197 million due primarily to fewer share repurchases. Noncontrolling interest transactions and other payments was $92 million versus $55 million in 2016. Amounts paid in 2017 include dividends paid to NCI joint venture partners and repayment of project advances; while 2016 primarily relates to the acquisition of the remaining 34% of a Scandinavian joint venture, partially offset by the proceeds received from the formation of a consolidated joint venture in the United States and Singapore (See Note 14 to the consolidated financial statements). The cash used for debt repayments-net of $771 million increased $1,128 million from $357 million of debt issuances-net during 2016 while cash increased $93 million. Net debt (debt minus cash) decreased $608 million.
The company believes that it has sufficient operating flexibility, cash reserves, and funding sources to maintain adequate amounts of liquidity to meet its business needs around the world. At December 31, 2017, the company’s credit ratings as reported by Standard & Poor’s and Moody’s were A-1 and P-1 for short-term debt, respectively, and A and A2 for long-term debt, respectively.
Note 11 to the consolidated financial statements includes information with respect to the company’s debt repayments in 2017, current debt position, debt covenants and the available credit facilities; and Note 12 includes information relating to derivative financial instruments. Praxair's credit facilities are with major financial institutions and are non-cancelable until maturity. Therefore, the company believes the risk of the financial institutions being unable to make required loans under the credit facilities, if requested, to be low. Praxair’s major bank credit and long-term debt agreements contain standard covenants. The company was in compliance with these covenants at December 31, 2017 and expects to remain in compliance for the foreseeable future.
Praxair’s total net debt outstanding at December 31, 2017 was $8,383 million, $608 million lower than $8,991 million at December 31, 2016. The December 31, 2017 net debt balance includes $8,915 million in public securities, $85 million representing primarily worldwide bank borrowings net of $617 million of cash. Praxair’s global effective borrowing rate was approximately 2.03% for 2017.

In February 2017, Praxair repaid $150 million of floating rate notes that became due. Also in November 2017, Praxair repaid $400 million of 1.05% notes that became due.

In June 2017, the company entered into a $500 million 364-day revolving credit facility with a syndicate of banks which expires in June 2018. The credit facility is with major financial institutions and is non-cancelable by the issuing financial institution until maturity. No borrowings were outstanding under the credit agreement at December 31, 2017 (see Note 11 to the consolidated financial statements).

Praxair’s debt-to-capital ratio was 56.2% at December 31, 2017 versus 62.3% at December 31, 2016. This decrease was primarily attributable to (i) a reduction in net debt of $608 million; (ii) an increase in equity due to currency translation impacts on the accumulated other comprehensive income (loss) component as well as increases to equity due to earnings net of dividends declared. Praxair's debt is largely denominated in U.S. dollars. See the “Non-GAAP Financial Measures” section for definitions and reconciliation of these non-GAAP measures to reported amounts.

CONTRACTUAL OBLIGATIONS
The following table sets forth Praxair’s material contract obligations and other commercial commitments as of December 31, 2017:

(Millions of dollars)	Due or expiring by December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt obligations:
Debt and capitalized lease maturities (Note 11)*	$979	$1,100	$1,024	$1,003	$1,105	$3,551	$8,762
Contractual interest	212	187	158	130	98	609	1,394
Operating leases (Note 4)*	131	114	94	76	61	107	583
Retirement obligations	49	36	34	33	31	146	329
Unconditional purchase obligations (Note 17)*	575	517	451	468	437	2,511	4,959
Construction commitments (Note 17)*	842	212	11	—	—	—	1,065
Total Contractual Obligations	$2,788	$2,166	$1,772	$1,710	$1,732	$6,924	$17,092
* See respective Notes to the consolidated financial statements for additional information.
Contractual interest on long-term debt of $1,394 million represents interest the company is contracted to pay on outstanding long-term debt, current portion of long-term debt and capital lease obligations, calculated on a basis consistent with planned debt maturities, excluding the interest impact of interest rate swaps. At December 31, 2017, Praxair had fixed-rate debt of $8,253 million and floating-rate debt of $747 million. The rate assumed for floating-rate debt was the rate in effect at December 31, 2017.
Retirement obligations of $329 million include estimates of pension plan contributions and expected future benefit payments for unfunded pension and OPEB plans. Pension plan contributions are forecasted for 2018 only. For purposes of the table, $18 million of estimated required contributions have been included for 2018. Expected future unfunded pension and OPEB benefit payments are forecasted only through 2027. Contribution and unfunded benefit payment estimates are based upon current valuation assumptions. Estimates of pension contributions after 2018 and unfunded benefit payments after 2027 are not included in the table because the timing of their resolution cannot be estimated. Retirement obligations are more fully described in Note 16 to the consolidated financial statements.
Liabilities for uncertain tax positions totaling $54 million, including interest and penalties, and tax liabilities for deemed repatriation of earnings of $467 million are not included in the table because the timing of their resolution cannot be estimated. See Note 5 to the consolidated financial statements for disclosures surrounding uncertain income tax positions.
OFF-BALANCE SHEET ARRANGEMENTS
As discussed in Note 17 to the consolidated financial statements, at December 31, 2017, Praxair had entered into various guarantees and other arrangements, and had undrawn outstanding letters of credit from financial institutions. These arrangements were entered into in connection with normal business operations and they are not reasonably likely to have a material impact on Praxair’s consolidated financial condition, results of operations, or liquidity.
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
Depreciable Lives of Property, Plant and Equipment
Praxair’s net property, plant and equipment at December 31, 2017 was $12,057 million, representing 59% of the company’s consolidated total assets. Depreciation expense for the year ended December 31, 2017 was $1,136 million, or

13% of total operating costs. Management judgment is required in the determination of the estimated depreciable lives that are used to calculate the annual depreciation expense and accumulated depreciation.
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
Based upon the assets as of December 31, 2017, if depreciable lives of machinery and equipment, on average, were increased or decreased by one year, annual depreciation expense would be decreased by approximately $65 million or increased by approximately $74 million, respectively.
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
The weighted-average expected long-term rates of return on pension plan assets were 8.00% for U.S. plans and 7.91% for international plans for the year ended December 31, 2017 (8.00% and 7.92%, respectively at December 31, 2016). These rates are determined annually by management based on a weighted average of current and historical market trends, historical and expected portfolio performance and the current and expected portfolio mix of investments. A 0.50% change in these expected long-term rates of return, with all other variables held constant, would change Praxair’s pension expense by approximately $10 million.
The company has consistently used a market-related value of assets rather than the fair value at the measurement date to determine annual pension expense. The market-related value recognizes investment gains or losses over a five-year period. As a result, changes in the fair value of assets from year to year are not immediately reflected in the company’s annual pension expense. Instead, annual pension expense in future periods will be impacted as deferred investment gains or losses are recognized in the market-related value of assets over the five-year period. The consolidated market-related value of assets was $2,177 million, or $45 million lower than the fair value of assets of $2,222 million at December 31, 2017. These net deferred investment losses of $45 million will be recognized in the calculation of the market-related value of assets ratably over the next four years and will impact future pension expense. Future actual investment gains or losses will impact the market-related value of assets and, therefore, will impact future annual pension expense in a similar manner.
Discount rates are used to calculate the present value of plan liabilities and pension costs and are determined annually by management. For 2016 the Company changed the approach that it used to determine the service and interest cost components of pension and OPEB expense for significant plans to the spot rate approach. U.S. plans that do not use the spot rate approach continue to determine discount rates by using a cash flow matching model provided by the company's independent actuaries. The model includes a portfolio of corporate bonds graded Aa or better by at least half of the ratings agencies and matches the U.S. plans' projected cash flows to the calculated spot rates. Discount rates for the remaining international plans are based on market yields for high-quality fixed income investments representing the approximate duration of the pension liabilities on the measurement date. Refer to Note 16 to the consolidated financial statements for a summary of the discount rates used to calculate plan liabilities and benefit costs, and to the Retirement Benefits section of the Consolidated Results and Other Information section of this MD&A for a further discussion of 2017 benefit costs. A 0.50% change in discount rates, with all other variables held constant, would decrease/increase Praxair’s pension expense by approximately $11 million and would impact the PBO by approximately $186 million.

The weighted-average expected rate of compensation increase was 3.25% for U.S. plans and 3.35% for international plans at December 31, 2017 (3.25% and 3.73%, respectively, at December 31, 2016). The estimated annual compensation increase is determined by management every year and is based on historical trends and market indices. A 0.50% change in the expected rate of compensation increase, with all other variables held constant, would change Praxair’s pension expense by approximately $5 million and would impact the PBO by approximately $30 million.
Asset Impairments
Goodwill
At December 31, 2017, the company had goodwill of $3,233 million, which represents the aggregate of the excess purchase price for acquired businesses over the fair value of the net assets acquired.
The company performs a goodwill impairment test annually in the second quarter or more frequently if events or circumstances indicate that an impairment loss may have been incurred, and no impairments were indicated. The company has continuously re-evaluated the likelihood of goodwill impairments in its reporting units subsequent to the second quarter test, and does not believe there is indication of impairment for any of its reporting units. At December 31, 2017, Praxair’s enterprise value was approximately $53 billion (outstanding shares multiplied by the year-end stock price plus debt, and without any control premium) while its total capital was approximately $15 billion.
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
Such analysis requires the use of certain market assumptions and discount factors, which are subjective in nature. As applicable, estimated values can be affected by many factors beyond the company's control such as business and economic trends, government regulation, and technological changes. Management believes that the qualitative factors used to perform its annual goodwill impairment assessment are appropriate and reasonable. Although the 2017 qualitative assessment indicated that it is more likely than not that the fair value of each reporting unit substantially exceeded its carrying value, changes in circumstances or conditions affecting this analysis could have a significant impact on the fair value determination, which could then result in a material impairment charge to the company's results of operations.

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
Income Taxes
At December 31, 2017, Praxair had deferred tax assets of $667 million (net of valuation allowances of $76 million), and deferred tax liabilities of $1,636 million. At December 31, 2017, uncertain tax positions totaled $54 million (see Notes 1 and 5 to the consolidated financial statements). Income tax expense was $1,026 million for the year ended December 31, 2017, or about 44.9% of pre-tax income and includes a provisional net income tax charge of $394 million related to the U.S. Tax Cuts and Jobs Act (Tax Act). Adjustments to the charge will be made as new information becomes available (see Note 5 to the consolidated financial statements for additional information related to the Tax Act).
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
In 2017, due to the Tax Act, Praxair provided $467 million of U.S. income tax on approximately $13 billion of accumulated undistributed foreign earnings and $260 million of foreign withholding tax related to the planned repatriation of approximately $4 billion of such undistributed earnings. A provision has not been made for any additional foreign income tax at December 31, 2017 on approximately $9 billion of remaining undistributed foreign earnings because Praxair intends to reinvest these earnings indefinitely. While these earnings could become subject to additional foreign income tax if they are remitted as dividends, it is not practicable to estimate the unrecognized deferred tax liability on these undistributed earnings.

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

The non-GAAP measures in the following reconciliations are presented in the Selected Financial Data (Item 6) or this MD&A.

Adjusted Amounts

Certain amounts for 2017, 2016, 2015, 2014 and 2013 have been included for reference purposes and to facilitate the calculations contained herein.

(Dollar amounts in millions, except per share data)	2017	2016	2015	2014	2013
Year Ended December 31,
Adjusted Operating Profit and Margin
Reported operating profit	$2,448	$2,238	$2,321	$2,608	$2,625
Add: Bond redemption	—	—	—	—	—
Add: Pension settlement charge	2	4	7	7	9
Add: Venezuela currency devaluation	—	—	—	131	23
Add: Transaction costs	52	—	—	—	—
Add: Cost reduction program	—	96	165	—	—
Total adjustments	54	100	172	138	32
Adjusted operating profit	$2,502	$2,338	$2,493	$2,746	$2,657
Reported percent change	9%	(4)%	(11)%	(1)%	8%
Adjusted percent change	7%	(6)%	(9)%	3%	6%
Reported sales	$11,437	$10,534	$10,776	$12,273	$11,925
Reported operating margin	21.4%	21.2%	21.5%	21.2%	22.0%
Adjusted operating margin	21.9%	22.2%	23.1%	22.4%	22.3%

Adjusted Interest Expense - Net
Reported interest expense	161	190	161	213	178
Less: Bond redemption	—	(16)	—	(36)	(18)
Adjusted interest expense - net	$161	$174	$161	$177	$160

Adjusted Income Taxes and Effective Tax Rate
Reported income taxes	$1,026	$551	$612	$691	$649
Add: Bond redemption	—	6	—	14	6
Add: Income tax benefits	—	—	—	—	40
Add: Pension settlement charge	1	1	2	2	3
Add: Venezuela currency devaluation	—	—	—	—	—
Add: Cost reduction program	—	28	39	—	—
Less: Tax Act	(394)	—	—	—	—
Add: Transaction costs	4	—	—	—	—
Total adjustments	(389)	35	41	16	49
Adjusted income taxes	$637	$586	$653	$707	$698

Reported income before income taxes and equity investments	$2,287	$2,048	$2,160	$2,395	$2,447
Add: Bond redemption	—	16	—	36	18
Add: Pension settlement charge	2	4	7	7	9
Add: Venezuela currency devaluation	—	—	—	131	23
Add: Cost reduction program	—	96	165	—	—
Add: Transaction costs	52	—	—	—	—
Total adjustments	54	116	172	174	50
Adjusted income before income taxes and equity investments	$2,341	$2,164	$2,332	$2,569	$2,497
Reported effective tax rate	44.9%	26.9%	28.3%	28.9%	26.5%
Adjusted effective tax rate	27.2%	27.1%	28.0%	27.5%	28.0%

Adjusted Noncontrolling Interests
Reported noncontrolling interests	$61	$38	$44	$52	$81
Less: Income tax benefits	—	—	—	—	(16)
Add: Cost reduction program	—	5	1	—	—
Total adjustments	—	5	1	—	(16)
Adjusted noncontrolling interests	$61	$43	$45	$52	$65
(Dollar amounts in millions, except per share data)	2017	2016	2015	2014	2013
Year Ended December 31,
Adjusted Net Income – Praxair, Inc.
Reported net income – Praxair, Inc.	$1,247	$1,500	$1,547	$1,694	$1,755
Add: Bond redemption	—	10	—	22	12
Less: Income tax benefits	—	—	—	—	(24)
Add: Pension settlement charge	1	3	5	5	6
Add: Venezuela currency devaluation	—	—	—	131	23
Add: Cost reduction program	—	63	125	—	—
Add: Tax Act	394	—	—	—	—
Add: Transaction costs	48	—	—	—	—
Total adjustments	443	76	130	158	17
Adjusted net income – Praxair, Inc.	$1,690	$1,576	$1,677	$1,852	$1,772
Reported percent change	(17)%	(3)%	(9)%	(3)%	4%
Adjusted percent change	7%	(6)%	(9)%	5%	5%

(Dollar amounts in millions, except per share data)	2017	2016	2015	2014	2013
Year Ended December 31,
Adjusted Diluted Earnings Per Share
Reported diluted earnings per share	$4.32	$5.21	$5.35	$5.73	$5.87
Add: Bond redemption	—	0.04	—	0.07	0.04
Less: Income tax benefits	—	—	—	—	(0.08)
Add: Pension settlement charge	—	0.01	0.02	0.02	0.02
Add: Venezuela currency devaluation	—	—	—	0.45	0.08
Add: Cost reduction program	—	0.22	0.43	—	—
Add: Tax Act	1.36	—	—	—	—
Add: Transaction costs	0.17	—	—	—	—
Total adjustments	1.53	0.27	0.45	0.54	0.06
Adjusted diluted earnings per share	$5.85	$5.48	$5.80	$6.27	$5.93
Reported percent change	(17)%	(3)%	(7)%	(2)%	5%
Adjusted percent change	7%	(6)%	(7)%	6%	6%

Debt-to-Capital Ratio
The debt-to-capital ratio is a measure used by investors, financial analysts and management to provide a measure of financial leverage and insights into how the company is financing its operations.

(Dollar amounts in millions)	2017	2016	2015	2014	2013
Year Ended December 31,
Total debt	$9,000	$9,515	$9,231	$9,225	$8,779
Less: cash and cash equivalents	(617)	(524)	(147)	(126)	(138)
Net debt	8,383	8,991	9,084	9,099	8,641
Equity and redeemable noncontrolling interests
Redeemable noncontrolling interests	11	11	113	176	307
Praxair, Inc. shareholders’ equity	6,018	5,021	4,389	5,623	6,609
Noncontrolling interests	493	420	404	387	394
Total equity and redeemable noncontrolling interests	6,522	5,452	4,906	6,186	7,310
Total capital	$14,905	$14,443	$13,990	$15,285	$15,951
Debt-to-capital ratio	56.2%	62.3%	64.9%	59.5%	54.2%

EBITDA, Adjusted EBITDA, EBITDA Margin, and Adjusted EBITDA Margin
These measures are used by investors, financial analysts and management to assess a company’s profitability.

(Dollar amounts in millions)	2017	2016	2015	2014	2013
Year Ended December 31,
Reported net income - Praxair, Inc.	$1,247	$1,500	$1,547	$1,694	$1,755
Add: noncontrolling interest	$61	$38	$44	$52	$81
Add: interest expense - net	$161	$190	$161	$213	$178
Add: income taxes	$1,026	$551	$612	$691	$649
Add: depreciation and amortization	$1,184	$1,122	$1,106	$1,170	$1,109
EBITDA	$3,679	$3,401	$3,470	$3,820	$3,772

Adjusted net income - Praxair, Inc.	$1,690	$1,576	$1,677	$1,852	$1,772
Add: adjusted noncontrolling interests	61	43	45	52	65
Add: adjusted interest expense - net	161	174	161	177	160
Add: adjusted income taxes	637	586	653	707	698
Add: depreciation and amortization	1,184	1,122	1,106	1,170	1,109
Adjusted EBITDA	$3,733	$3,501	$3,642	$3,958	$3,804

Reported Sales	$11,437	$10,534	$10,776	$12,273	$11,925
EBITDA Margin	32.2%	32.3%	32.2%	31.1%	31.6%
Adjusted EBITDA Margin	32.6%	33.2%	33.8%	32.2%	31.9%

FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s reasonable expectations and assumptions as of the date the statements are made but involve risks and uncertainties. These risks and uncertainties include, without limitation: the expected timing and likelihood of the completion of the contemplated business combination with Linde AG, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals that could reduce anticipated benefits or cause the parties to abandon the transaction; the occurrence of any event, change or other circumstances that could give rise to the termination of the business combination agreement; the ability to successfully complete the proposed business combination, including satisfying closing conditions; the success of the business following the proposed business combination; the ability to successfully integrate the Praxair and Linde businesses; the risk that the combined company may be unable to achieve expected synergies or that it may take longer or be more costly than expected to achieve those synergies; the performance of stock markets generally; developments in worldwide and national economies and other international events and circumstances; changes in foreign currencies and in interest rates; the cost and availability of electric power, natural gas and other raw materials; the ability to achieve price increases to offset cost increases; catastrophic events including natural disasters, epidemics and acts of war and terrorism; the ability to attract, hire, and retain qualified personnel; the impact of changes in financial accounting standards; the impact of changes in pension plan liabilities; the impact of tax, environmental, healthcare and other legislation and government regulation in jurisdictions in which the company operates, including the impact of the U.S. Tax Cuts and Jobs Act of 2017; the cost and outcomes of investigations, litigation and regulatory proceedings; the impact of potential unusual or non-recurring items; continued timely development and market acceptance of new products and applications; the impact of competitive products and pricing; future financial and operating performance of major customers and industries served; the impact of information technology system failures, network disruptions and breaches in data security; and the effectiveness and speed of integrating new acquisitions into the business. These risks and uncertainties may cause actual future results or circumstances to differ materially from the GAAP or adjusted projections or estimates contained in the forward-looking statements. The company assumes no obligation to update or provide revisions to any forward-looking statement in response to changing circumstances. The above listed risks and uncertainties are further described in Item 1A (Risk Factors) in this report and in the proxy statement/prospectus and the offering prospectus included in the Registration Statement on Form S-4 (which Registration Statement was declared effective on August 14, 2017) filed by Linde plc with the SEC which should be reviewed carefully. Please consider the company’s forward-looking statements in light of those risks.

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
The following discussion presents the sensitivity of the market value, earnings and cash flows of Praxair’s financial instruments to hypothetical changes in interest and exchange rates assuming these changes occurred at December 31, 2017. The range of changes chosen for these discussions reflects Praxair’s view of changes which are reasonably possible over a one-year period. Market values represent the present values of projected future cash flows based on interest rate and exchange rate assumptions.
Interest Rate and Debt Sensitivity Analysis
At December 31, 2017, Praxair had debt totaling $9,000 million ($9,515 million at December 31, 2016). At December 31, 2017, there was one interest rate swap agreement outstanding with a notional amount of $475 million that converts fixed-rate interest to variable-rate interest on the $475 million 1.25% notes that mature in 2018. When considered appropriate, interest-rate swaps are entered into as hedges of underlying financial instruments to effectively change the characteristics of the interest rate without actually changing the underlying financial instrument.
For fixed-rate instruments, interest-rate changes affect the fair market value but do not impact earnings or cash flows. Conversely, for floating-rate instruments, interest-rate changes generally do not affect the fair market value but impact future earnings and cash flows, assuming other factors are held constant.
At December 31, 2017, Praxair had fixed-rate debt of $8,253 million and floating-rate debt of $747 million, representing 92% and 8%, respectively, of total debt. At December 31, 2016, Praxair had fixed-rate debt of $8,407 million and floating-rate debt of $1,108 million, representing 88% and 12%, respectively, of total debt. Holding other variables constant (such as foreign exchange rates, swaps and debt levels), a one-percentage-point decrease in interest rates would increase the unrealized fair market value of the fixed-rate debt by approximately $450 million ($503 million in 2016). At December 31, 2017 and 2016, the after-tax earnings and cash flows impact for the subsequent year resulting from a one-percentage-point increase in interest rates would be approximately $6 million and $7 million, respectively, holding other variables constant.
Exchange Rate Sensitivity Analysis
Praxair’s exchange-rate exposures result primarily from its investments and ongoing operations in South America (primarily Brazil, Argentina, Chile and Colombia), Europe (primarily Germany, Italy, Russia, Norway, Spain and the United Kingdom), Canada, Mexico, Asia (primarily China, India, Korea and Thailand) and other business transactions such as the procurement of equipment from foreign sources. From time to time, Praxair utilizes foreign exchange forward contracts to hedge these exposures. At December 31, 2017, Praxair had $2,693 million notional amount ($2,104 million at December 31, 2016) of foreign exchange contracts all of which were to hedge recorded balance sheet exposures. See Note 12 to the consolidated financial statements.
Holding other variables constant, if there were a 10% adverse change in foreign-currency exchange rates for the portfolio, the fair market value of foreign-currency contracts outstanding at December 31, 2017 and 2016 would decrease by approximately $174 million and $121 million, respectively, which would be largely offset by an offsetting gain or loss on the foreign-currency fluctuation of the underlying exposure being hedged.

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
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has completed an integrated audit of Praxair’s 2017, 2016 and 2015 consolidated financial statements and of its internal control over financial reporting as of December 31, 2017 in accordance with the standards of the Public Company Accounting Oversight Board (United States) as stated in their report.
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
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Praxair’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, the company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (often referred to as COSO). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2017.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued their opinion on the company’s internal control over financial reporting as of December 31, 2017 as stated in their report.

/s/ STEPHEN F. ANGEL	/s/ KELCEY E. HOYT
Stephen F. Angel Chairman, President and Chief Executive Officer	Kelcey E. Hoyt Vice President and Controller
/s/ MATTHEW J. WHITE
Matthew J. White Senior Vice President and Chief Financial Officer	Danbury, Connecticut February 28, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Shareholders of Praxair, Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Praxair, Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
Stamford, Connecticut
February 28, 2018
We have served as the Company’s auditor since 1992.

CONSOLIDATED STATEMENTS OF INCOME
PRAXAIR, INC. AND SUBSIDIARIES
(Dollar amounts in millions, except per share data)

Year Ended December 31,	2017	2016	2015
Sales	$11,437	$10,534	$10,776
Cost of sales, exclusive of depreciation and amortization	6,455	5,860	5,960
Selling, general and administrative	1,207	1,145	1,152
Depreciation and amortization	1,184	1,122	1,106
Research and development	93	92	93
Transaction costs and other charges	54	100	172
Other income (expenses) – net	4	23	28
Operating Profit	2,448	2,238	2,321
Interest expense – net	161	190	161
Income Before Income Taxes and Equity Investments	2,287	2,048	2,160
Income taxes	1,026	551	612
Income Before Equity Investments	1,261	1,497	1,548
Income from equity investments	47	41	43
Net Income (Including Noncontrolling Interests)	1,308	1,538	1,591
Less: noncontrolling interests	(61)	(38)	(44)
Net Income – Praxair, Inc.	$1,247	$1,500	$1,547

Per Share Data – Praxair, Inc. Shareholders
Basic earnings per share	$4.36	$5.25	$5.39
Diluted earnings per share	$4.32	$5.21	$5.35

Weighted Average Shares Outstanding (000’s):
Basic shares outstanding	286,261	285,677	287,005
Diluted shares outstanding	289,114	287,757	289,055
The accompanying Notes on pages 60 to 103 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PRAXAIR, INC. AND SUBSIDIARIES
(Dollar amounts in millions)

Year Ended December 31,	2017	2016	2015
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$1,308	$1,538	$1,591

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	433	116	(1,517)
Reclassifications to net income	—	—	—
Income taxes	92	(48)	3
Translation adjustments	525	68	(1,514)
Funded status - retirement obligations (Note 16):
Retirement program remeasurements	(39)	(163)	(11)
Reclassifications to net income	55	60	84
Income taxes	(5)	27	(17)
Funded status - retirement obligations	11	(76)	56
Derivative instruments (Note 12):
Current year unrealized gain (loss)	—	1	1
Reclassifications to net income	—	(1)	(1)
Income taxes	—	—	—
Derivative instruments	—	—	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	536	(8)	(1,458)

COMPREHENSIVE INCOME (INCLUDING NONCONTROLLING INTERESTS)	1,844	1,530	133
Less: noncontrolling interests	(95)	(34)	3
COMPREHENSIVE INCOME - PRAXAIR, INC.	$1,749	$1,496	$136

The accompanying Notes on pages 60 to 103 are an integral part of these financial statements.

CONSOLIDATED BALANCE SHEETS
PRAXAIR, INC. AND SUBSIDIARIES
(Dollar amounts in millions)

December 31,	2017	2016
Assets
Cash and cash equivalents	$617	$524
Accounts receivable – net	1,804	1,641
Inventories	614	550
Prepaid and other current assets	250	165
Total Current Assets	3,285	2,880
Property, plant and equipment – net	12,057	11,477
Equity investments	727	717
Goodwill	3,233	3,117
Other intangible assets – net	553	583
Other long-term assets	581	558
Total Assets	$20,436	$19,332
Liabilities and Equity
Accounts payable	$972	$906
Short-term debt	238	434
Current portion of long-term debt	979	164
Accrued taxes	242	133
Other current liabilities	876	841
Total Current Liabilities	3,307	2,478
Long-term debt	7,783	8,917
Other long-term liabilities	1,588	1,213
Deferred credits	1,236	1,272
Total Liabilities	13,914	13,880
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	11	11
Praxair, Inc. Shareholders’ Equity:
Common stock $0.01 par value, authorized – 800,000,000 shares, issued 2017 and 2016 – 383,230,625 shares	4	4
Additional paid-in capital	4,084	4,074
Retained earnings	13,224	12,879
Accumulated other comprehensive income (loss)	(4,098)	(4,600)
Less: Treasury stock, at cost (2017– 96,453,634 shares and 2016 – 98,329,849 shares)	(7,196)	(7,336)
Total Praxair, Inc. Shareholders’ Equity	6,018	5,021
Noncontrolling interests	493	420
Total Equity	6,511	5,441
Total Liabilities and Equity	$20,436	$19,332
The accompanying Notes on pages 60 to 103 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
PRAXAIR, INC. AND SUBSIDIARIES
(Millions of dollars)

Year Ended December 31,	2017	2016	2015
Increase (Decrease) in Cash and Cash Equivalents
Operations
Net income – Praxair, Inc.	$1,247	$1,500	$1,547
Noncontrolling interests	61	38	44
Net income (including noncontrolling interests)	$1,308	$1,538	$1,591
Adjustments to reconcile net income to net cash provided by operating activities:
Transaction costs and other charges, net of payments	26	83	121
Tax Act income tax charge, net	394	—	—
Depreciation and amortization	1,184	1,122	1,106
Deferred income taxes, excluding Tax Act	136	(13)	99
Share-based compensation	59	39	30
Non-cash charges and other	43	(43)	(79)
Working capital
Accounts receivable	(92)	(33)	1
Inventory	(22)	(13)	(23)
Prepaid and other current assets	(66)	6	(22)
Payables and accruals	22	92	(40)
Pension contributions	(19)	(11)	(15)
Long-term assets, liabilities and other	68	6	(74)
Net cash provided by operating activities	3,041	2,773	2,695
Investing
Capital expenditures	(1,311)	(1,465)	(1,541)
Acquisitions, net of cash acquired	(33)	(363)	(82)
Divestitures and asset sales	30	58	320
Net cash used for investing activities	(1,314)	(1,770)	(1,303)
Financing
Short-term debt borrowings (repayments) – net	(199)	191	(329)
Long-term debt borrowings	11	936	1,497
Long-term debt repayments	(583)	(770)	(1,000)
Issuances of common stock	120	139	88
Purchases of common stock	(12)	(228)	(725)
Cash dividends – Praxair, Inc. shareholders	(901)	(856)	(819)
Excess tax benefit on stock based compensation	—	—	19
Noncontrolling interest transactions and other	(92)	(55)	(41)
Net cash provided (used ) for financing activities	(1,656)	(643)	(1,310)
Effect of exchange rate changes on cash and cash equivalents	22	17	(61)
Change in cash and cash equivalents	93	377	21
Cash and cash equivalents, beginning-of-period	524	147	126
Cash and cash equivalents, end-of-period	$617	$524	$147
Supplemental Data
Income taxes paid	$565	$585	$420
Interest paid, net of capitalized interest (Note 7)	$184	$189	$174
The accompanying Notes on pages 60 to 103 are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF EQUITY
PRAXAIR, INC. AND SUBSIDIARIES
(Dollar amounts in millions, except per share data, shares in thousands)

	Praxair, Inc. Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Note 7)	Treasury Stock		Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Activity	Shares	Amounts				Shares	Amounts
Balance, December 31, 2014	383,231	$4	$3,994	$11,461	$(3,185)	93,969	$(6,651)	$5,623	$387	$6,010
Net Income				1,547				1,547	34	1,581
Other comprehensive income (loss)					(1,411)			(1,411)	(30)	(1,441)
Noncontrolling interests:
Dividends and other capital reductions									(16)	(16)
Additions (Reductions)									29	29
Redemption value adjustments (Note 14)				40				40		40
Dividends to Praxair, Inc. common stock ($2.86 per share)				(819)				(819)		(819)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan						(64)	7	7		7
For employee savings and incentive plans			(38)			(1,562)	110	72		72
Purchases of common stock						6,009	(719)	(719)		(719)
Tax benefit from stock options			19					19		19
Share-based compensation			30					30		30
Balance, December 31, 2015	383,231	$4	$4,005	$12,229	$(4,596)	98,352	$(7,253)	$4,389	$404	$4,793
Net Income				1,500				1,500	35	1,535
Other comprehensive income (loss)					(4)			(4)	(11)	(15)
Noncontrolling interests:
Dividends and other capital reductions									(28)	(28)
Additions (Reductions)			50					50	20	70
Redemption value adjustments (Note 14)				6				6		6
Dividends to Praxair, Inc. common stock ($3 per share)				(856)				(856)		(856)

	Praxair, Inc. Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (Note 7)	Treasury Stock		Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Activity	Shares	Amounts				Shares	Amounts
Issuances of common stock:
For the dividend reinvestment and stock purchase plan						(60)	7	7		7
For employee savings and incentive plans			(20)			(2,044)	143	123		123
Other							5	5		5
Purchases of common stock						2,082	(238)	(238)		(238)
Share-based compensation			39					39		39
Balance, December 31, 2016	383,231	$4	$4,074	$12,879	$(4,600)	98,330	$(7,336)	$5,021	$420	$5,441
Net Income				1,247				1,247	59	1,306
Other comprehensive loss					502			502	34	536
Noncontrolling interests:
Dividends and other capital reductions									(35)	(35)
Additions (Reductions) - (Note 14)			—					—	15	15
Redemption value adjustments (Note 14)				(1)				(1)		(1)
Dividends to Praxair, Inc. common stock ($3.15 per share)				(901)				(901)		(901)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan						(50)	7	7		7
For employee savings and incentive plans			(49)			(1,835)	134	85		85
Other							—	—		—
Purchases of common stock						9	(1)	(1)		(1)
Share-based compensation			59					59		59
Balance, December 31, 2017	383,231	$4	$4,084	$13,224	$(4,098)	96,454	$(7,196)	$6,018	$493	$6,511
The accompanying Notes on pages 60 to 103 are an integral part of these financial statements

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
Revenue Recognition – Revenue is recognized when a firm sales agreement exists, collectability of a fixed or determinable sales price is reasonably assured, and when title and risks of ownership transfer to the customer for product sales or, in the case of other revenues when obligations are satisfied or services are performed. Sales returns and allowances are not a normal practice in the industry and are not significant.
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
Inventories – Inventories are stated at the lower of cost or net realizable value. Cost is determined using the average-cost method.
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
See Note 5 for additional information relating to income taxes, including the U.S. Tax Cuts and Jobs Act enacted in December 2017.
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
Recently Issued Accounting Standards
Accounting Standards Implemented in 2017
The following standards were effective for Praxair in 2017 and their adoption did not have a significant impact on the consolidated financial statements:

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

The Company is prepared to adopt the new standard on January 1, 2018 using the modified retrospective transition option. The impact of adoption is not expected to be material to the consolidated financial statements.

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

•
Classification of Certain Cash Receipts and Cash Payments – In August 2016, the FASB issued updated guidance on the classification of certain cash receipts and cash payments within the statement of cash flows. The update provides accounting guidance for specific cash flow issues with the objective of reducing diversity in practice. This new guidance will be effective for Praxair beginning in the first quarter 2018 on a retrospective basis, with early adoption optional. Praxair does not expect this update to have a material impact.

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

•
Pension Costs - In March 2017, the FASB issued updated guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires the service cost component be reported in the same line item or items as other compensation costs arising from services rendered by employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and not included within operating profit. This guidance will be effective for Praxair beginning in the first quarter 2018 and requires companies to transition using a retrospective approach for the presentation of the service cost component and the other cost components and prospectively for the capitalization of the service cost component.

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

•
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income – In February 2018, the FASB issued updated guidance which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This new guidance will be effective for Praxair beginning in the first quarter 2019 on a retrospective basis, with early adoption optional. Praxair is currently assessing the impact and timing of adoption.

Reclassifications – Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.

NOTE 2. TRANSACTION COSTS AND OTHER CHARGES
2017 Charges
Transaction Costs

On June 1, 2017 Praxair and Linde AG ("Linde") entered into a business combination agreement, pursuant to which they agreed to combine their respective businesses subject to shareholder and regulatory approvals (see Note 20). In connection with the intended business combination, Praxair incurred transaction costs which totaled $52 million for the year ended December 31, 2017 ($48 million after-tax or $0.17 per diluted share).

Pension Settlement Charge

In addition, in the third quarter of 2017, a series of lump sum benefit payments for employees under an international pension plan triggered a settlement of the related pension obligation. Accordingly, Praxair recorded a pension settlement charge of $2 million ($1 million after-tax).

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
The total cash requirement of the cost reduction program and other charges are estimated to be approximately $50 million. At December 31, 2017, the actions are substantially completed.

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
The total cash requirements of the cost reduction program and other charges are estimated to be approximately $90 million. As of December 31, 2017 the actions were completed.

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

Reconciliation of the Cost Reduction Programs

The following table summarizes the activities related to the company's cost reduction programs for the years ended December 31, 2017 and 2016:

(millions of dollars)	Severance costs	Other Charges	Total
Balance, December 31, 2015	$30	$20	$50
2016 Cost Reduction Program and Other Charges	40	56	96
Less: Cash payments	(33)	(9)	(42)
Less: Non-cash asset write-offs	—	(39)	(39)
Foreign currency translation and other	1	(1)	—
Balance, December 31, 2016	$38	$27	$65
Less: Cash payments	(33)	(5)	(38)
Foreign currency translation and other	11	(17)	(6)
Balance, December 31, 2017	$16	$5	$21

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
2017 Acquisitions
During the year ended December 31, 2017, Praxair had acquisitions totaling $33 million, primarily acquisitions of packaged gas businesses and a carbon dioxide joint venture in North America. These transactions resulted in goodwill and other intangible assets of $24 million and $3 million, respectively (see Notes 9 and 10).
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
2015 Acquisitions
During the year-ended December 31, 2015 Praxair had acquisitions totaling $82 million, primarily acquisitions of packaged gases businesses in North and South America and an acquisition of a controlling interest of an equity investment in Asia. These transactions resulted in goodwill and other intangible assets of $56 million and $26 million, respectively (see Notes 9 and 10).

NOTE 4. LEASES
In the normal course of its business, Praxair enters into various leases as the lessee, primarily involving manufacturing and distribution equipment and office space. Total lease and rental expenses under operating leases were $146 million in 2017, $141 million in 2016 and $141 million in 2015. Capital leases are not significant and are included in property, plant and equipment – net. Related obligations are included in debt.
At December 31, 2017, minimum payments due under operating leases are as follows:

(Millions of dollars)
2018	$131
2019	114
2020	94
2021	76
2022	61
Thereafter	107
$583
The present value of these future lease payments under operating leases is approximately $526 million.
Praxair’s leases where it is the lessor are not material.

NOTE 5. INCOME TAXES
Pre-tax income applicable to U.S. and foreign operations is as follows:

(Millions of dollars) Year Ended December 31,	2017	2016	2015
United States	$1,003	$954	$980
Foreign	1,284	1,094	1,180
Total income before income taxes	$2,287	$2,048	$2,160

U.S. Tax Cuts and Jobs Act (Tax Act)
On December 22, 2017 the U.S. government enacted the Tax Cuts and Jobs Act (Tax Act). This comprehensive tax legislation significantly revises the U.S. corporate income tax rules by, among other things, lowering the corporate income tax rate from 35% to 21%, implementing a territorial tax system and imposing a one-time tax on accumulated earnings of foreign subsidiaries. Given the substantial uncertainties surrounding the Tax Act and the short period of time between December 22, 2017 and December 31, 2017 to calculate the U.S. Federal, U.S. state, and non-U.S. tax impacts of the Tax Act, the Company is accounting for its income tax charge on a provisional (estimated) basis as allowed by SEC Staff Accounting Bulletin No. 118. The Company’s net provisional income tax charge of $394 million has three main components: (i) an estimated $467 million U.S. federal and state tax charge for deemed repatriation of accumulated foreign earnings; (ii) an estimated $260 million charge for foreign withholding taxes related to anticipated future repatriation of foreign earnings; and (iii) an estimated $333 million deferred tax benefit for the revaluation of net deferred tax liabilities from 35% to the new 21% tax rate. The $467 million U.S. federal and state tax charge for deemed repatriation of accumulated foreign earnings includes $422 million of deemed repatriation tax payable over eight years, of which $388 million is classified as of December 31, 2017 as other long-term liabilities on the consolidated balance sheets (see Note 7).
During 2018, the Company will continue to evaluate the Tax Act, additional guidance from the Internal Revenue Service, its historical foreign earnings and taxes and other items that could impact its net provisional tax charge. Additionally, the Company will continue to review its foreign capital structures, organizational cash needs and the foreign withholding tax cost of planned repatriation. As new information becomes available, the Company will update its provisional estimate and record any changes to its income tax expense at that time. Further, the Tax Act enacted new provisions related to the taxation of foreign earnings, known as GILTI. The Company has elected as an accounting policy to account for GILTI as period costs when incurred.

The following is an analysis of the provision for income taxes:

(Millions of dollars) Year Ended December 31,	2017 (a)	2016	2015
Current tax expense
U.S. federal	$565	$266	$205
State and local	84	32	33
Foreign	374	266	275
	1,023	564	513
Deferred tax expense (benefit)
U.S. federal	(221)	3	71
State and local	19	7	10
Foreign	205	(23)	18
	3	(13)	99
Total income taxes	$1,026	$551	$612

(a)	Includes the following amounts related to the Tax Act:

	Current	Deferred	Total
U.S. federal	$414	$(333)	$81
State and local	53	—	53
Foreign	60	200	260
Total tax act	$527	$(133)	$394

An analysis of the difference between the provision for income taxes and the amount computed by applying the U.S. statutory income tax rate to pre-tax income follows:

(Dollar amounts in millions) Year Ended December 31,	2017		2016		2015
U.S. statutory income tax rate	$801	35.0%	$717	35.0%	$756	35.0%
State and local taxes – net of federal benefit	32	1.4%	28	1.4%	28	1.3%
U.S. tax credits and deductions (a)	(27)	(1.2)%	(32)	(1.6)%	(40)	(1.9)%
Foreign tax differentials (b)	(145)	(6.3)%	(140)	(6.8)%	(121)	(5.6)%
Share Based Compensation	(35)	(1.5)%	(20)	(1.0)%	—	—%
Tax Act	394	17.2%	—	—%	—	—%
Other – net	6	0.3%	(2)	(0.1)%	(11)	(0.5)%
Provision for income taxes	$1,026	44.9%	$551	26.9%	$612	28.3%

________________________

(a)	U.S. tax credits and deductions relate to manufacturing deductions and to the research and experimentation tax credit.

(b)	Primarily related to differences between the U.S. tax rate of 35% and the statutory tax rate in the countries where Praxair operates. Other permanent items and tax rate changes were not significant.

Net deferred tax liabilities included in the consolidated balance sheet are comprised of the following:

(Millions of dollars) December 31,	2017	2016
Deferred tax liabilities
Fixed assets	$1,128	$1,522
Exchange gains	32	139
Goodwill	143	178
Other intangible assets	72	115
Foreign undistributed earnings	200	—
Other	61	62
	$1,636	$2,016
Deferred tax assets
Carryforwards	$209	$284
Benefit plans and related (a)	257	404
Inventory	16	26
Accruals and other (b)	261	410
	$743	$1,124
Less: Valuation allowances (c)	(76)	(132)
	$667	$992
Net deferred tax liabilities	$969	$1,024
Recorded in the consolidated balance sheets as (See Note 7):
Other long-term assets	198	185
Deferred credits	1,167	1,209
	$969	$1,024
________________________

(a)	Includes deferred taxes of $217 million and $352 million in 2017 and 2016, respectively, related to pension / OPEB funded status (see Notes 7 and 16).

(b)	Includes $130 million and $233 million in 2017 and 2016, respectively, related to research and development costs and $42 million and $45 million in 2017 and 2016, respectively, related to goodwill.

(c)	Summary of valuation allowances relating to deferred tax assets follows (millions of dollars):

	2017	2016	2015
Balance, January 1,	$(132)	$(123)	$(106)
Income tax (charge) benefit (i)	59	(13)	(20)
Translation adjustments	(3)	(2)	4
Other, including write-offs	—	6	(1)
Balance, December 31,	$(76)	$(132)	$(123)

(i)	2017 includes a $59 million benefit related to the utilization of foreign tax credits under the Tax Act.

Praxair evaluates deferred tax assets quarterly to ensure that estimated future taxable income will be sufficient in character (e.g., capital gain versus ordinary income treatment), amount and timing to result in their recovery. After considering the positive and negative evidence, a valuation allowance is established to reduce the assets to their realizable value when management determines that it is more likely than not (i.e., greater than 50% likelihood) that a deferred tax asset will not be realized. Considerable judgment is required in establishing deferred tax valuation allowances. At December 31, 2017, Praxair had $209 million of deferred tax assets relating to net operating losses (“NOLs”) and tax credits and $76 million of valuation allowances. These deferred tax assets include $93 million relating to NOLs of which

$25 million are in the United States and $68 million are in Brazil. The U.S. NOLs expire through 2032 and the Brazil NOLs have no expiration. These NOLs have no valuation allowances.
The remaining deferred tax assets of $116 million relate to U.S. state ($50 million) and other foreign ($66 million) NOLs and credit carryforwards, which expire through 2033, and have valuation allowances totaling $76 million. These valuation allowances relate to certain foreign and U.S. state NOLs and are required because management has determined, based on financial projections and available tax strategies, that it is unlikely that the NOLs will be utilized before they expire. If events or circumstances change, valuation allowances are adjusted at that time resulting in an income tax benefit or charge.
In 2017, due to the Tax Act, the Company provided $467 million of U.S. income tax on approximately $13 billion of accumulated undistributed foreign earnings and $260 million of foreign withholding tax related to the planned repatriation of approximately $4 billion of such undistributed earnings. A provision has not been made for any additional foreign income tax at December 31, 2017 on approximately $9 billion of remaining undistributed foreign earnings because Praxair intends to reinvest these earnings indefinitely. While these earnings could become subject to additional foreign income tax if they are remitted as dividends, it is not practicable to estimate the unrecognized deferred tax liability on these undistributed earnings.

Uncertain Tax Positions
Unrecognized income tax benefits represent income tax positions taken on income tax returns but not yet recognized in the consolidated financial statements. The company has unrecognized income tax benefits totaling $54 million, $56 million and $68 million as of December 31, 2017, 2016 and 2015, respectively. If recognized, essentially all of the unrecognized tax benefits and related interest and penalties would be recorded as a benefit to income tax expense on the consolidated statement of income.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(Millions of dollars)	2017	2016	2015
Unrecognized income tax benefits, January 1	$56	$68	$71
Additions for tax positions of prior years	48	6	21
Reductions for tax positions of prior years	(26)	(15)	(13)
Reductions for settlements with taxing authorities (a)	(26)	(2)	(3)
Foreign currency translation and other	2	(1)	(8)
Unrecognized income tax benefits, December 31	$54	$56	$68

________________________

(a)
Settlements are uncertain tax positions that were effectively settled with the taxing authorities, including positions where the company has agreed to amend its tax returns to eliminate the uncertainty.

Praxair classifies interest income and expense related to income taxes as tax expense in the consolidated statement of income. Praxair recognized net interest expense of $8 million in 2017, net interest income of $10 million in 2016, and none in 2015. Praxair had $8 million and $6 million of accrued interest and penalties as of December 31, 2017 and December 31, 2016, respectively which were recorded in other long-term liabilities in the consolidated balance sheets (see Note 7).

As of December 31, 2017, the company remained subject to examination in the following major tax jurisdictions for the tax years as indicated below:

Major tax jurisdictions	Open Years
North America
United States	2014 through 2017
Canada	2010 through 2017
Mexico	2011 through 2017

Europe
Germany	2011 through 2017
Italy	2013 through 2017
Spain	2004 through 2017

South America
Brazil	2005 through 2017

Asia
China	2012 through 2017
India	2006 through 2017
Korea	2012 through 2017
Thailand	2012 through 2017
The company is currently under audit in a number of tax jurisdictions. As a result, it is reasonably possible that some of these audits will conclude or reach the stage where a change in unrecognized income tax benefits may occur within the next twelve months. At that time, the company will record any adjustment to income tax expense as required. In 2017, the company settled its 2011 through 2013 U.S. income tax audit. Settlements were not material to the consolidated financial statements. The company is also subject to income taxes in many hundreds of state and local taxing jurisdictions that are open to tax examinations.
NOTE 6. EARNINGS PER SHARE – PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	2017	2016	2015
Numerator (Millions of dollars)
Net income – Praxair, Inc.	$1,247	$1,500	$1,547
Denominator (Thousands of shares)
Weighted average shares outstanding	285,893	285,289	286,606
Shares earned and issuable under compensation plans	368	388	399
Weighted average shares used in basic earnings per share	286,261	285,677	287,005
Effect of dilutive securities
Stock options and awards	2,853	2,080	2,050
Weighted average shares used in diluted earnings per share	289,114	287,757	289,055
Basic Earnings Per Common Share	$4.36	$5.25	$5.39
Diluted Earnings Per Common Share	$4.32	$5.21	$5.35

There were no antidilutive shares for the years ended December 31, 2017. Stock options of 2,602,770 for the year ended December 31, 2016 and 2,696,785 for year ended December 31, 2015 were antidilutive and therefore excluded in the computation of diluted earnings per share.
NOTE 7. SUPPLEMENTAL INFORMATION
Income Statement

(Millions of dollars) Year Ended December 31,	2017	2016	2015
Selling, General and Administrative
Selling	$511	$493	$507
General and administrative	696	652	645
	$1,207	$1,145	$1,152

Year Ended December 31,	2017	2016	2015
Depreciation and Amortization
Depreciation	$1,136	$1,071	$1,059
Amortization of other intangibles (Note 10)	48	51	47
	$1,184	$1,122	$1,106

Year Ended December 31,	2017	2016	2015
Other Income (Expenses) – Net
Currency related net gains (losses)	$(3)	$1	$(2)
Partnership income	6	5	4
Severance expense	(6)	(7)	(5)
Business divestitures and asset gains (losses) – net	4	16	34
Other – net	3	8	(3)
	$4	$23	$28

Year Ended December 31,	2017	2016	2015
Interest Expense – Net
Interest incurred on debt	$189	$208	$194
Interest capitalized	(28)	(34)	(33)
Bond redemption (a)	—	16	—
	$161	$190	$161

Year Ended December 31,	2017	2016	2015
Income Attributable to Noncontrolling Interests
Noncontrolling interests' operations	$59	$35	$34
Redeemable noncontrolling interests' operations (Note 14)	2	3	10
	$61	$38	$44

Balance Sheet

(Millions of dollars) December 31,	2017	2016
Accounts Receivable
Trade	$1,814	$1,640
Other	128	122
	1,942	1,762
Less: allowance for doubtful accounts (b)	(138)	(121)
	$1,804	$1,641

December 31,	2017	2016
Inventories
Raw materials and supplies	$224	$197
Work in process	57	45
Finished goods	333	308
	$614	$550

December 31,	2017	2016
Prepaid and Other Current Assets
Prepaid (c)	185	108
Other	65	57
	$250	$165

December 31,	2017	2016
Other Long-term Assets
Pension assets (Note 16)	$17	$13
Insurance contracts (d)	74	74
Long-term receivables, net (e)	54	46
Deposits	70	56
Investments carried at cost	12	14
Deferred charges	47	51
Deferred income taxes (Note 5)	198	185
Other	109	119
	$581	$558

December 31,	2017	2016
Other Current Liabilities
Accrued expenses	$319	$285
Payroll	170	141
Cost reduction program (Note 2)	19	59
Pension and postretirement (Note 16)	30	24
Interest payable	81	78
Employee benefit accrual	23	23
Insurance reserves	12	8
Other	222	223
	$876	$841

December 31,	2017	2016
Other Long-term Liabilities
Pension and postretirement (Note 16)	$851	$863
Tax liabilities for uncertain tax positions	35	44
Tax Act liabilities for deemed repatriation (Note 5)	388	—
Cost reduction program (Note 2)	2	6
Interest and penalties for uncertain tax positions (Note 5)	8	6
Insurance reserves	23	25
Other	281	269
	$1,588	$1,213

December 31,	2017	2016
Deferred Credits
Deferred income taxes (Note 5)	$1,167	$1,209
Other	69	63
	$1,236	$1,272

December 31,	2017	2016
Accumulated Other Comprehensive Income (Loss)
Cumulative translation adjustment - net of taxes:
North America (f)	$(885)	$(1,038)
South America (f)	(2,004)	(1,969)
Europe (f)	(398)	(504)
Asia (f)	(151)	(383)
Surface Technologies	(17)	(52)
	(3,455)	(3,946)
Derivatives – net of taxes	(1)	(1)
Pension/OPEB funded status obligation (net of $347 million and $352 million tax benefit in 2017 and 2016, respectively) (Note 16)	(642)	(653)
	$(4,098)	$(4,600)

________________________

(a)	In February 2016, Praxair redeemed $325 million of 5.20% notes due March 2017 resulting in a $16 million interest charge ($10 million after-tax, or $0.04 per diluted share).

(b)
Provisions to the allowance for doubtful accounts were $33 million, $41 million, and $35 million in 2017, 2016, and 2015, respectively. The allowance activity in each period related primarily to write-offs of uncollectible amounts, net of recoveries and currency movements.

(c)	Includes estimated income tax payments of $58 million and $39 million in 2017 and 2016, respectively. 2017 also includes an energy prepayment of $58 million made in the third quarter.

(d)	Consists primarily of insurance contracts and other investments to be utilized for non-qualified pension and OPEB obligations.

(e)
Long-term receivables are not material and are largely reserved. The balances at December 31, 2017 and 2016 are net of reserves of $51 million and $50 million, respectively. The amounts in both periods relate primarily to government receivables in Brazil and other long-term notes receivable from customers. Collectability is reviewed regularly and uncollectible amounts are written-off as appropriate.

(f)
North America consists of currency translation adjustments in Canada and Mexico. South America relates primarily to Brazil and Argentina. Europe relates primarily to Spain, Italy and Germany. Asia relates primarily to China, India and Korea.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT – NET
Significant classes of property, plant and equipment are as follows:

(Millions of dollars) December 31,	Depreciable Lives (Yrs)	2017	2016
Production plants (primarily 15-year life) (a)	10-20	$16,258	$14,588
Storage tanks	15-20	2,620	2,360
Transportation equipment and other	3-15	2,173	2,038
Cylinders (primarily 30-year life)	10-30	1,875	1,722
Buildings	25-40	1,202	1,096
Land and improvements (b)	0-20	589	559
Construction in progress		1,159	1,558
		25,876	23,921
Less: accumulated depreciation		(13,819)	(12,444)
		$12,057	$11,477
(a) - Depreciable lives of production plants related to long-term customer supply contracts are consistent with the contract lives.
(b) - Land is not depreciated.

NOTE 9. GOODWILL
Changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2015	$2,111	$98	$582	$59	$136	$2,986
Acquisitions (Note 3)	61	9	71	—	—	141
Purchase adjustments & other	6	—	—	—	2	8
Foreign currency translation	(13)	25	(24)	(1)	(5)	(18)
Balance, December 31, 2016	$2,165	$132	$629	$58	$133	$3,117
Acquisitions (Note 3)	24	—	—	—	—	24
Purchase adjustments & other	—	(1)	1	—	—	—
Foreign currency translation	13	(2)	68	3	10	92
Balance, December 31, 2017	$2,202	$129	$698	$61	$143	$3,233

Praxair has performed its goodwill impairment tests annually during the second quarter of each year, and historically has determined that the fair value of each of its reporting units was substantially in excess of its carrying value. For the 2017 test, Praxair applied the FASB's accounting guidance which allows the company to first assess qualitative factors to determine the extent of additional quantitative analysis, if any, that may be required to test goodwill for impairment. Based on the qualitative assessments performed, Praxair concluded that it was more likely than not that the fair value of each reporting unit substantially exceeded its carrying value and therefore, further quantitative analysis was not required. As a result, no impairment was recorded. There were no indicators of impairment through December 31, 2017.

NOTE 10. OTHER INTANGIBLE ASSETS

The following is a summary of Praxair’s other intangible assets at December 31, 2017 and 2016:

(Millions of dollars) For the year ended December 31, 2017	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2016	$751	$34	$51	$836
Additions (Note 3)	1	2	—	3
Foreign currency translation	22	—	1	23
Other *	(2)	(8)	—	(10)
Balance, December 31, 2017	772	28	52	852
Less: accumulated amortization:
Balance, December 31, 2016	(214)	(22)	(17)	(253)
Amortization expense	(40)	(4)	(4)	(48)
Foreign currency translation	(8)	—	—	(8)
Other *	2	8	—	10
Balance, December 31, 2017	(260)	(18)	(21)	(299)
Net balance at December 31, 2017	$512	$10	$31	$553
(Millions of dollars) For the year ended December 31, 2016	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2015	$698	$38	$47	$783
Additions (primarily acquisitions)	72	4	6	82
Foreign currency translation	(16)	(1)	(2)	(19)
Other *	(3)	(7)	—	(10)
Balance, December 31, 2016	751	34	51	836
Less: accumulated amortization:
Balance, December 31, 2015	(179)	(23)	(13)	(215)
Amortization expense	(41)	(6)	(4)	(51)
Foreign currency translation	6	—	—	6
Other *	—	7	—	7
Balance, December 31, 2016	(214)	(22)	(17)	(253)
Net balance at December 31, 2016	$537	$12	$34	$583

________________________

*	Other primarily relates to the write-off of fully amortized assets, purchase accounting adjustments and reclassifications.
There are no expected residual values related to these intangible assets. Amortization expense for the years ended December 31, 2017, 2016 and 2015 was $48 million, $51 million and $47 million, respectively. The remaining weighted-average amortization period for intangible assets is approximately 17 years.

Total estimated annual amortization expense is as follows:

(Millions of dollars)
2018	$46
2019	44
2020	41
2021	40
2022	37
Thereafter	345
$553

NOTE 11. DEBT
The following is a summary of Praxair’s outstanding debt at December 31, 2017 and 2016:

(Millions of dollars)	2017	2016
Short-term
Commercial paper and U.S. bank borrowings	$202	$333
Other bank borrowings (primarily international)	36	101
Total short-term debt	238	434
Long-term (a)
U.S. borrowings
Floating Rate Notes due 2017 (c)	—	150
1.05% Notes due 2017 (c)	—	400
1.20% Notes due 2018	498	499
1.25% Notes due 2018 (b)	475	478
4.50% Notes due 2019	599	598
1.90% Notes due 2019	500	499
1.50% Euro denominated notes due 2020	717	627
2.25% Notes due 2020	299	299
4.05% Notes due 2021	498	497
3.00% Notes due 2021	497	496
2.45% Notes due 2022	598	597
2.20% Notes due 2022	498	498
2.70% Notes due 2023	498	497
1.20% Euro denominated notes due 2024	658	575
2.65% Notes due 2025	397	397
1.625% Euro denominated notes due 2025	594	519
3.20% Notes due 2026	725	725
3.55% Notes due 2042	662	662
Other	12	12
International bank borrowings	33	49
Obligations under capital lease	4	7
	8,762	9,081
Less: current portion of long-term debt	(979)	(164)
Total long-term debt	7,783	8,917
Total debt	$9,000	$9,515

________________________

(a)	Amounts are net of unamortized discounts, premiums and/or debt issuance cost as applicable.

(b)	The fair value increase related to hedge accounting for the year ended December 31, 2017 was not significant. 2016 includes a $4 million fair value increase. See Note 12 for additional information.

(c)	In February and November 2017, Praxair repaid $150 million of floating rate notes and $400 million of 1.05% notes, respectively, that became due.

Credit Facilities
At December 31, 2017, the company has the following major credit facility available for future borrowing:

Millions of dollars	Total Facility	Borrowings Outstanding	Available for Borrowing	Expires
Senior Unsecured	$2,500	$—	$2,500	December 2019
Revolving Credit Facility	$500	$—	$500	June 2018
In June 2017, the company entered into a $500 million 364-day revolving credit facility with a syndicate of banks which expires in June 2018. The $2.5 billion and $500 million credit facilities are with major financial institutions and are non-cancelable by the issuing financial institutions until their respective maturities. The only financial covenant for both revolving credit facilities requires Praxair not to exceed a maximum 70% leverage ratio. No borrowings were outstanding under the credit agreements at December 31, 2017.

Covenants
Praxair’s $2.5 billion senior unsecured credit facility, $500 million 364-day revolving credit facility and long-term debt agreements contain various covenants which may, among other things, restrict certain types of mergers and changes in beneficial ownership of the company, and the ability of the company to incur or guarantee debt, sell or transfer certain assets, create liens against assets, enter into sale and leaseback agreements, or pay dividends and make other distributions beyond certain limits. These agreements also require Praxair to not exceed a maximum 70% leverage ratio defined in the agreements as the ratio of consolidated total debt to the sum of consolidated total debt plus consolidated shareholders’ equity of the company. For purposes of the leverage ratio calculation, consolidated shareholders’ equity excludes changes in the cumulative foreign currency translation adjustments after June 30, 2011. At December 31, 2017, the actual leverage ratio, as calculated according to the agreement, was 49% and the company is in compliance with all financial covenants. Also, there are no material adverse change clauses or other subjective conditions that would restrict the company’s ability to borrow under the agreements.
Other Debt Information
As of December 31, 2017 and 2016, the weighted-average interest rate of short-term borrowings outstanding was 2.1% and 1.2%, respectively. The increase reflects higher commercial paper borrowing rates in the U.S.
Expected maturities of long-term debt are as follows:

(Millions of dollars)
2018	$979
2019	1,100
2020	1,024
2021	1,003
2022	1,105
Thereafter	3,551
$8,762
________________________

As of December 31, 2017, $4 million of Praxair’s assets (principally international fixed assets) were pledged as collateral for $4 million of long-term debt, including the current portion of long-term debt.
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
The following table is a summary of the notional amount and fair value of derivatives outstanding at December 31, 2017 and 2016 for consolidated subsidiaries:

			Fair Value
(Millions of dollars)	Notional Amounts		Assets		Liabilities
December 31,	2017	2016	2017	2016	2017	2016
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$2,693	$2,104	$16	$11	$16	$18
Derivatives Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$38	$38	$—	$3	$2	$—
Forecasted purchase (a)	4	—	1	—	—	—
Interest rate contracts:
Interest rate swaps (a)	475	475	—	4	—	—
Total Hedges	$517	$513	$1	$7	$2	$—
Total Derivatives	$3,210	$2,617	$17	$18	$18	$18

________________________

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.

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
Net Investment Hedges
In 2014, Praxair designated the €600 million ($717 million as of December 31, 2017) 1.50% Euro-denominated notes due 2020 and the €500 million ($594 million as of December 31, 2017) 1.625% Euro-denominated notes due 2025, as a hedge of the net investment position in its European operations. In 2016 Praxair designated an incremental €550 million ($658 million as of December 31, 2017) 1.20% Euro-denominated notes due 2024 as an additional hedge of the net investment position in its European operations. On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act. In response to the decrease in the tax rate from 35% to 21%, the Company de-designated €200 million of its Euro-denominated notes, which were previously designated as a hedge of the net investment position in its European operations. These Euro-denominated debt instruments reduce the company's exposure to changes in the currency exchange rate on investments in foreign subsidiaries with Euro functional currencies. Since hedge inception, exchange rate movements have reduced long-term debt by $97 million ( long-term debt increased by $242 million during the year ended December 31, 2017), with the offsetting gain shown within the cumulative translation component of AOCI in the consolidated balance sheets and the consolidated statements of comprehensive income.
Interest Rate Contracts
Outstanding Interest Rate Swaps
At December 31, 2017, Praxair had one outstanding interest rate swap agreement with a $475 million notional amount related to the $475 million 1.25% notes that mature in 2018. The interest rate swap effectively converts fixed-rate interest to variable-rate interest and is designated as a fair value hedge. Fair value adjustments are recognized in earnings along with an equally offsetting charge / benefit to earnings for the changes in the fair value of the underlying debt instrument. At December 31, 2017, the increase in the fair value of this note was less than $1 million ($4 million at December 31, 2016).
Terminated Treasury Rate Locks
The following table summarizes the unrecognized gains (losses) related to terminated treasury rate lock contracts:

			Unrecognized Gain / (Loss) (a)
(Millions of dollars)	Year Terminated	Original Gain / (Loss)	December 31, 2017	December 31, 2016
Treasury Rate Locks
Underlying debt instrument:
$500 million 2.20% fixed-rate notes that mature in 2022 (b)	2012	$(2)	$(1)	$(1)
$500 million 3.00% fixed-rate notes that mature in 2021 (b)	2011	(11)	(4)	(5)
$600 million 4.50% fixed-rate notes that mature in 2019 (b)	2009	16	3	4
Total – pre-tax			$(2)	$(2)
Less: income taxes			1	1
After- tax amounts			$(1)	$(1)

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

The following table summarizes the impact of the company's derivatives not designated as hedging instruments on the consolidated statements of income:

(Millions of dollars)	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
December 31,	2017	2016	2015
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items:
Debt-related	$121	$21	$(162)
Other balance sheet items	—	4	(8)
Total	$121	$25	$(170)
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
The following table summarizes the impact of the company's derivatives designated as hedging instruments that impact AOCI:

(Millions of dollars)	Amount of Gain (Loss) Recognized in AOCI			Amount of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Income
December 31,	2017	2016	2015	2017	2016	2015
Derivatives Designated as Hedging Instruments**
Currency contracts:
Net Investment hedge	$—	$(4)	$—	$—	$—	—
Forecasted purchases	1	—	—	—	—	—
Balance sheet items	(1)	1	1	—	—	(1)
Interest rate contracts:
Treasury rate locks	—	—	—	—	(1)	—
Total – Pre tax	$—	$(3)	$1	$—	$(1)	$(1)
Less: income taxes	—	—	—	—	1	—
Total - Net of Taxes	$—	$(3)	$1	$—	$—	$(1)

** The gains (losses) on net investment hedges are recorded as a component of AOCI within foreign currency translation adjustments in the consolidated balance sheets and consolidated statements of comprehensive income. The gains (losses) on forecasted purchases, balance sheet items, and treasury rate locks are recorded as a component of AOCI within derivative instruments in the consolidated balance sheets and the consolidated statements of comprehensive income. There was no ineffectiveness for these instruments during 2017 or 2016. The gains (losses) on net investment hedges are reclassified to earnings only when the related currency translation adjustments are required to be reclassified, usually upon sale or liquidation of the investment. The gains (losses) for interest rate contracts are reclassified to earnings as interest expense –net on a straight-line basis over the remaining maturity of the underlying debt. Net gains of less than $1 million are expected to be reclassified to earnings during 2018.

NOTE 13. FAIR VALUE DISCLOSURES
The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:
Level 1 – quoted prices in active markets for identical assets or liabilities
Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable
Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table summarizes assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016:

	Fair Value Measurements Using
(Millions of dollars)	Level 1		Level 2		Level 3
	2017	2016	2017	2016	2017	2016
Assets
Derivative assets	$—	$—	$17	$18	$—	$—
Liabilities
Derivative liabilities	$—	$—	$18	$18	$—	$—
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
The fair value of cash and cash equivalents, short-term debt, accounts receivables-net, and accounts payable approximate carrying value because of the short-term maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues, which is deemed a Level 2 measurement. At December 31, 2017, the estimated fair value of Praxair’s long-term debt portfolio was $8,969 million versus a carrying value of $8,762 million. At December 31, 2016, the estimated fair value of Praxair’s long-term debt portfolio was $9,218 million versus a carrying value of $9,081 million. These differences are attributable to interest-rate changes subsequent to when the debt was issued.

NOTE 14. EQUITY AND NONCONTROLLING INTERESTS
Praxair, Inc. Shareholders’ Equity
At December 31, 2017 and 2016, there were 800,000,000 shares of common stock authorized (par value $0.01 per share) of which 383,230,625 shares were issued and 286,776,991 were outstanding at December 31, 2017 (284,900,776 were outstanding at December 31, 2016).
At December 31, 2017 and 2016, there were 25,000,000 shares of preferred stock (par value $0.01 per share) authorized, of which no shares were issued and outstanding. Praxair’s Board of Directors may from time to time authorize the issuance of one or more series of preferred stock and, in connection with the creation of such series, determine the characteristics of each such series including, without limitation, the preference and relative, participating, optional or other special rights, and the qualifications, limitations or restrictions of the series.
Noncontrolling Interests
Noncontrolling interest ownership changes are presented within the "Additions (Reductions)" line item of the consolidated statements of equity. The $15 million increase during 2017 relates to additional funding provided to PG Technologies, LLC ("PGT") by the joint venture partner. The $20 million increase during 2016 relates to the sale of an ownership interest in a majority-owned joint venture in India during the third quarter offset by the formation of PGT, a majority-owned joint venture with GE Aviation. The 2016 "Additions (Reductions)" line item of the consolidated statements of equity also includes an increase to Additional Paid-In Capital resulting from the sale of the noncontrolling interest to the PGT joint venture partner.
Redeemable Noncontrolling Interests
Noncontrolling interests with redemption features, such as put/sell options, that are not solely within the company’s control (“redeemable noncontrolling interests”) are reported separately in the consolidated balance sheets at the greater of carrying value or redemption value. For redeemable noncontrolling interests that are not yet exercisable, Praxair calculates the redemption value by accreting the carrying value to the redemption value over the period until exercisable. If the redemption value is greater than the carrying value, any increase is adjusted directly to retained earnings and does not impact net income. At December 31, 2017, the redeemable noncontrolling interest balance includes one packaged gas distributor in the United States where the noncontrolling shareholder has a put option.
The following is a summary of redeemable noncontrolling interests for the years ended December 31, 2017, 2016 and 2015 :

(Millions of dollars)	2017	2016	2015
Beginning Balance	$11	$113	$176
Net income	2	3	10
Distributions to noncontrolling interest	(3)	(2)	(7)
Redemption value adjustment/accretion *	1	(6)	(40)
Foreign currency translation and other	—	7	(17)
Purchase/divestiture of noncontrolling interest **	—	(104)	(9)
Ending Balance	$11	$11	$113
* In December 2015, Praxair sold its controlling interest in Praxair Distribution Southeast, LLC and, accordingly, removed the related redeemable noncontrolling interests.
** In June 2016, Praxair acquired the remaining 34% stake in a Scandinavian joint venture for $104 million. The cash payment related to this acquisition is shown in the financing section of the consolidated statements of cash flows under the caption "Noncontrolling interest transactions and other" as there was no change in control.

NOTE 15. SHARE-BASED COMPENSATION
Share-based compensation expense was $59 million in 2017 ($39 million and $30 million in 2016 and 2015, respectively). The related income tax benefit recognized was $53 million in 2017 ($32 million and $8 million in 2016 and 2015, respectively). 2017 and 2016 include $35 million and $20 million of excess tax benefits, respectively. Expense amounts reflect current estimates of achieving performance targets relating to performance-based compensation. The expense was primarily recorded in selling, general and administrative expenses and no share-based compensation expense was capitalized.
Summary of Plans
The 2009 Praxair, Inc. Long-Term Incentive Plan was initially adopted by the board of directors and shareholders of the company on April 28, 2009 and was amended and restated in its entirety by the board and shareholders on April 22, 2014 ("the 2009 Plan"). Prior to April 28, 2009, equity awards were granted under the 2002 Praxair, Inc. Long-Term Incentive Plan and the company’s ability to make further equity awards under that plan ended with its adoption of the 2009 Plan. The 2009 Plan permits awards of stock options, stock appreciation rights, restricted stock and restricted stock units, performance-based stock units and other equity awards to eligible officer and non-officer employees and non-employee directors of the company and its affiliates. Under the 2009 Plan, as amended and restated in 2014, the aggregate number of shares available for option and other equity grants is 8,000,000 shares, of which up to 2,600,000 shares may be granted as awards other than options or stock appreciation rights. The 2009 Plan also provides calendar year per-participant limits on grants of stock options and stock appreciation rights and on other types of awards intended to qualify as Performance-Based Compensation under Section 162(m) of the Internal Revenue Code. The First Amendment to the 2009 Plan was adopted by the board of directors and shareholders of the company on January 24, 2017 and April 25, 2017, respectively. Under the First Amendment, the aggregate number of shares available for option and other equity grants is 8,000,000 shares in addition to those authorized shares still available for granting prior to amendment. As of December 31, 2017, 9,933,618 shares remained available for equity grants under the 2009 Plan.

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
The weighted-average fair value of options granted during 2017 was $12.40 ($8.91 in 2016 and $11.99 in 2015) based on the Black-Scholes Options-Pricing model. The increase in grant date fair value year-over-year is primarily attributable to an increase in the company's stock price.
The following weighted-average assumptions were used to value the grants in 2017, 2016 and 2015:

Year Ended December 31,	2017	2016	2015
Dividend yield	2.7%	2.9%	2.2%
Volatility	14.0%	14.4%	13.5%
Risk-free interest rate	2.13%	1.41%	1.51%
Expected term years	6	6	5
The following table summarizes option activity under the plans as of December 31, 2017 and changes during the period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

Activity	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2017	11,708	$101.58
Granted	2,091	118.71
Exercised	(2,877)	86.82
Cancelled or expired	(135)	113.37
Outstanding at December 31, 2017	10,787	$108.70	6.1	$496
Exercisable at December 31, 2017	6,757	$105.80	4.7	$330
The aggregate intrinsic value represents the difference between the company’s closing stock price of $154.68 as of December 31, 2017 and the exercise price multiplied by the number of in the money options outstanding as of that date. The total intrinsic value of stock options exercised during 2017 was $137 million ($82 million and $65 million in 2016 and 2015, respectively).
Cash received from option exercises under all share-based payment arrangements for 2017 was $107 million ($128 million and $72 million in 2016 and 2015, respectively). The cash tax benefit realized from share-based compensation totaled $51 million for 2017 ($32 million and $33 million cash tax benefit in 2016 and 2015, respectively).
As of December 31, 2017, $17 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1 year.
Performance-Based and Restricted Stock Awards
In 2017, the company granted performance-based stock awards under the 2009 Plan to senior level executives of 223,730 shares that vest, subject to the attainment of pre-established minimum performance criteria, principally on the third anniversary of their date of grant. These awards are tied to either return on capital ("ROC") performance or relative total shareholder return ("TSR") performance versus that of the S&P 500. The actual number of shares issued in settlement of a vested award can range from zero to 200 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three-year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s common stock on the date of the grant and the estimated performance that will be achieved. Compensation expense for ROC awards will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved. TSR awards are measured at their grant date fair value and not subsequently re-measured.
There were 82,615 restricted stock units granted to employees during 2017. In addition, the company had previously granted restricted stock to certain key employees that vest after a designated service period ranging from 2 to 10 years although the majority of the restricted stock units vest at the end of a three-year service period. Generally, restricted stock does not earn quarterly dividends while vesting. Compensation expense related to the restricted stock units is recognized on a straight-line basis over the vesting period.
The weighted-average fair value of ROC performance-based stock awards and restricted stock units granted during 2017 was $109.68 and $111.95, respectively ($93.46 and $98.18 in 2016 and $120.04 and $120.24 in 2015). These fair values are based on the closing market price of Praxair's common stock on the grant date adjusted for dividends that will not be paid during the vesting period.
The weighted-average fair value of performance-based stock tied to relative TSR performance granted during 2017 was $124.12 per unit ($124.18 in 2016, none in 2015), and was estimated using a Monte Carlo simulation performed as of the grant date.

The following table summarizes non-vested performance-based and restricted stock award activity as of December 31, 2017 and changes during the period then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2017	714	$115.72	274	$109.49
Granted	224	114.82	83	111.95
Vested	(77)	121.16	(83)	118.24
Cancelled and Forfeited	(196)	113.66	(10)	108.44
Non-vested at December 31, 2017	665	$113.40	264	$107.56
There are approximately 9 thousand performance-based shares and 6 thousand restricted stock shares that are non-vested at December 31, 2017 which will be settled in cash due to foreign regulatory limitations. The liability related to these grants reflects the current estimate of performance that will be achieved and the current common stock price.
As of December 31, 2017, based on current estimates of future performance, $17 million of unrecognized compensation cost related to performance-based awards and $10 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized primarily through the first quarter of 2020.
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
Multi-employer Pension Plans
In the United States Praxair participates in six multi-employer defined benefit pension plans ("MEPs"), pursuant to the terms of collective bargaining agreements, covering approximately 200 union-represented employees. The collective bargaining agreements expire on different dates through 2021. In connection with such agreements, the Company is required to make periodic contributions to the MEPs in accordance with the terms of the respective collective bargaining agreements. Praxair’s participation in these plans is not material either at the plan level or in the aggregate. Praxair’s contributions to these plans were $2 million in 2017, 2016, and 2015 (these costs are not included in the tables that follow). For all MEPs, Praxair’s contributions were significantly less than 1% of the total contributions to each plan for 2016 and 2015. Total 2017 contributions were not yet available from the MEPs.
Praxair has obtained the most recently available Pension Protection Act ("PPA") zone status letters from the Trustees of the MEPs. The PPA classifies MEPs as either Red, Yellow or Green zone plans. Among other factors, plans in the Red zone are generally less than 65 percent funded; plans in the Yellow zone are generally 65 to 80 percent funded; and plans in the Green zone are generally at least 80 percent funded. According to the most current data available, three of the MEPs that the Company participates in are in a Red zone status and three are in a Green zone status. As of December 31, 2017, the three Red Zone plans have pending or have implemented financial improvement or rehabilitation plans. Praxair does not currently anticipate significant future obligations due to the funding status of these plans. If Praxair determined it was probable that it would withdraw from an MEP, the Company would record a liability for its portion of the MEP’s unfunded pension obligations, as calculated at that time. Historically, such withdrawal payments have not been significant.

Defined Contribution Plans
Praxair’s U.S. business employees are eligible to participate in the Praxair defined contribution savings plan. Employees may contribute up to 40% of their compensation, subject to the maximum allowable by IRS regulations. For the U.S. packaged gases business, company contributions to this plan are calculated as a percentage of salary based on age plus service. U.S. employees other than those in the packaged gases business have company contributions to this plan calculated on a graduated scale based on employee contributions to the plan. The cost for these defined contribution plans was $29 million in 2017, $28 million in 2016 and $28 million in 2015 (these costs are not included in the tables that follow).
The defined contribution plans include a non-leveraged employee stock ownership plan ("ESOP") which covers all employees participating in this plan. The collective number of shares of Praxair common stock in the ESOP totaled 2,397,847 at December 31, 2017.
Certain international subsidiaries of the company also sponsor defined contribution plans where contributions are determined under various formulas. The expense for these plans was $21 million in 2017, $18 million in 2016 and $17 million in 2015 (these expenses are not included in the tables that follow).
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
Praxair uses a measurement date of December 31 for its pension and other post-retirement benefit plans.
Pension and Postretirement Benefit Costs
The components of net pension and OPEB costs for 2017, 2016 and 2015 are shown below:

(Millions of dollars) Year Ended December 31,	Pensions			OPEB
	2017	2016	2015	2017	2016	2015
Service cost	$46	$45	$54	$3	$2	$3
Interest cost	103	100	112	5	6	7
Expected return on plan assets	(161)	(157)	(154)	—	—	—
Net amortization and deferral	68	59	79	(3)	(3)	(2)
Curtailment gain *	—	—	—	(18)	—	—
Net periodic benefit cost before pension settlement charges	$56	$47	$91	$(13)	$5	$8
Pension settlement charges **	2	4	7	—	—	—
Net periodic benefit cost	$58	$51	$98	$(13)	$5	$8
* The curtailment gain recorded during the year ended December 31, 2017 resulted from the termination of an OPEB plan in South America in the first quarter.
** 2017 includes the impact of a $2 million charge related to a series of lump sum benefit payments for employees under an international pension plan. 2016 and 2015 include charges of $4 million and $7 million, respectively, related primarily to the retirement of senior managers in the United States (see Note 2).

Funded Status
The changes in benefit obligation and plan assets for Praxair’s pension and OPEB programs, including reconciliation of the funded status of the plans to amounts recorded in the consolidated balance sheet, as of December 31, 2017 and 2016 are shown below:

(Millions of dollars) Year Ended December 31,	Pensions
	2017		2016		OPEB
	U.S.	International	U.S.	International	2017	2016
Change in Benefit Obligation ("PBO")
Benefit obligation January 1	$2,066	$666	$1,992	$580	$156	$160
Service cost	32	14	31	14	3	2
Interest cost	70	33	70	30	5	6
Participant contributions	—	—	—	—	6	10
Plan amendment	—	—	—	(2)	—	(7)
Actuarial loss (gain)	153	8	104	76	(6)	4
Benefits paid	(106)	(43)	(131)	(33)	(13)	(20)
Plan curtailment	—	—	—	—	(6)	—
Foreign currency translation and other	—	47	—	1	1	1
Benefit obligation, December 31	$2,215	$725	$2,066	$666	$146	$156
Accumulated benefit obligation ("ABO")	$2,113	$691	$1,970	$639
Change in Plan Assets
Fair value of plan assets, January 1	$1,507	$507	$1,509	$475	$—	$—
Actual return on plan assets	243	44	117	47	—	—
Company contributions	4	15	—	11	—	—
Benefits paid from plan assets	(99)	(32)	(119)	(26)	—	—
Foreign currency translation	—	33	—	—	—	—
Fair value of plan assets, December 31	$1,655	$567	$1,507	$507	$—	$—
Funded Status, End of Year	$(560)	$(158)	$(559)	$(159)	$(146)	$(156)
Recorded in the Balance Sheet
Other long-term assets	$—	$17	$—	$13	$—	$—
Other current liabilities	(13)	(7)	(7)	(5)	(10)	(12)
Other long-term liabilities	(547)	(168)	(552)	(167)	(136)	(144)
Net amount recognized, December 31	$(560)	$(158)	$(559)	$(159)	$(146)	$(156)
Amounts recognized in accumulated other comprehensive income (loss) consist of:
Net actuarial loss (gain)	$807	$192	$832	$189	$(15)	$(20)
Prior service cost (credit)	—	11	—	12	(6)	(8)
Deferred tax benefit (Note 5)	(309)	(47)	(318)	(46)	9	12
Amount recognized in accumulated other comprehensive income (loss) (Note 7)	$498	$156	$514	$155	$(12)	$(16)

The changes in plan assets and benefit obligations recognized in other comprehensive income in 2017 and 2016 are as follows:

	Pensions		OPEB
(Millions of dollars)	2017	2016	2017	2016
Current year net actuarial losses (gains)*	$34	$172	$(6)	$4
Amortization of net actuarial gains (losses)	(67)	(60)	1	3
Plan amendment	—	(2)	—	(7)
Amortization of prior service credits (costs)	(1)	1	2	—
Pension settlements (Note 2)	(2)	(4)	—	—
Curtailments	—	—	12	—
Foreign currency translation and other	13	(2)	(2)	(2)
Total recognized in other comprehensive income	$(23)	$105	$7	$(2)
________________________

*
Pension net actuarial losses in 2017 are driven by lower U.S. discount rates, which more than offset favorable plan asset experience. Pension net actuarial losses in 2016 are primarily driven by liability experience as well as lower U.S. discount rates. OPEB net actuarial gains in 2017 relate primarily to favorable liability experience whereas losses in 2016 are largely due to unfavorable plan experience.

The amounts in accumulated other comprehensive income (loss) that are expected to be recognized as components of net periodic benefit cost during 2018 are as follows:

(Millions of dollars)	Pension	OPEB
Net actuarial loss (gain)	$70	$(2)
Prior service cost (credit)	2	—
	$72	$(2)
The following table provides information for pension plans where the accumulated benefit obligation exceeds the fair value of the plan assets:

(Millions of dollars) Year Ended December 31,	Pensions
	2017		2016
	U.S.	International	U.S.	International
Projected benefit obligation ("PBO")	$2,215	$391	$2,066	$372
Accumulated benefit obligation ("ABO")	$2,113	$383	$1,970	$365
Fair value of plan assets	$1,655	$215	$1,507	$199

Assumptions
The assumptions used to determine benefit obligations are as of the respective balance sheet dates and the assumptions used to determine net benefit cost are as of the previous year-end, as shown below:

	Pensions
	U.S.		International		OPEB
	2017	2016	2017	2016	2017	2016
Weighted average assumptions used to determine benefit obligations at December 31,
Discount rate	3.61%	4.05%	4.46%	5.09%	3.58%	4.21%
Rate of increase in compensation levels	3.25%	3.25%	3.35%	3.73%	N/A	N/A
Weighted average assumptions used to determine net periodic benefit cost for years ended December 31,
Discount rate	4.05%	4.32%	5.09%	5.32%	4.21%	4.24%
Rate of increase in compensation levels	3.25%	3.25%	3.73%	3.57%	N/A	N/A
Expected long-term rate of return on plan assets (1)	8.00%	8.00%	7.91%	7.92%	N/A	N/A
________________________

(1)
The expected long term rate of return on the U.S. and international plan assets is estimated based on the plans' investment strategy and asset allocation, historical capital market performance and, to a lesser extent, historical plan performance. For the U.S. plans, the expected rate of return of 8.00% was derived based on the target asset allocation of 50%-70% equity securities (approximately 9.5% expected return), 20%-40% fixed income securities (approximately 5.5% expected return) and 2% - 10% real estate funds (approximately 7% expected return). For the international plans, the expected rate of return was derived based on the weighted average target asset allocation of 30%-50% equity securities (approximately 10% expected return), 40%-60% fixed income securities (approximately 7.5% expected return), and 0%-10% alternative investments (approximately 7.5% expected return). For the U.S. plan assets, the actual annualized total returns for the most recent 10-year and 20-year periods ended December 31, 2017 were approximately 5.8% and 6.7%, respectively. For the international plan assets, the actual annualized total returns for the same two periods were approximately 7.5% and 8.3%, respectively. Changes to plan asset allocations and investment strategy over this time period limit the value of historical plan performance as factor in estimating the expected long term rate of return. For 2018, the expected long-term rate of return on plan assets will be 8.00% for the U.S. plans. Expected weighted average returns for international plans will vary.

	OPEB
Assumed healthcare cost trend rates	2017	2016
Healthcare cost trend assumed	6.50%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2023	2020
These healthcare cost trend rate assumptions have an impact on the amounts reported. However, cost caps limit the impact on the net OPEB benefit cost in the U.S. To illustrate the effect, a one-percentage point change in assumed healthcare cost trend rates would have the following effects:

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
The international pension plans are managed individually based on diversified investment portfolios, with different target asset allocations that vary for each plan. Praxair’s U.S. and international pension plans’ weighted-average asset allocations at December 31, 2017 and 2016, and the target asset allocation range for 2017, by major asset category, are as follows:

	U.S.			International
Asset Category	Target	2017	2016	Target	2017	2016
Equity securities	50%-70%	61%	59%	30%-50%	38%	35%
Fixed income securities	20%-40%	30%	32%	40%-60%	53%	56%
Other	2% - 10%	9%	9%	0%-10%	9%	9%

The following table summarizes pension assets measured at fair value by asset category at December 31, 2017 and 2016. During the years presented, there has been no transfer of assets between Levels 1, 2 and 3 (see Note 13 for definition of the levels):

	Fair Value Measurements Using
	Level 1		Level 2		Level 3 **		Total
(Millions of dollars)	2017	2016	2017	2016	2017	2016	2017	2016
Cash and cash equivalents	$7	$3	$—	$—	$—	$—	$7	$3
Equity securities:
U.S. equities	257	344	—	—	—	—	257	344
International equities	45	37	—	—	—	—	45	37
Mutual funds	—	2	—	—	—	—	—	2
Fixed income securities:
U.S. government bonds	—	—	54	51	—	—	54	51
International government bonds	—	—	192	159	—	—	192	159
Mutual funds	118	104	—	—	—	—	118	104
Corporate bonds	—	—	181	194	—	—	181	194
Other:
Insurance contracts	—	—	—	—	50	45	50	45
Real estate funds	—	—	—	—	158	135	158	135
Total plan assets at fair value, December 31,	$427	$490	$427	$404	$208	$180	$1,062	$1,074
Pooled funds *							1,160	940
Total fair value plan assets December 31,							$2,222	$2,014
* Pooled funds are measured using the net asset value ("NAV") as a practical expedient for fair value as permissible under the accounting standard for fair value measurements and have not been categorized in the fair value hierarchy in accordance with recently issued accounting standards updates related to Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share.
** The following table summarizes changes in fair value of the pension plan assets classified as level 3 for the periods ended December 31, 2017 and 2016:

(Millions of dollars)	Insurance Contracts	Real Estate Funds	Total
Balance, December 31, 2015	$43	$123	$166
Gain/(Loss) for the period	3	12	15
Acquisitions	—	—	—
Foreign currency translation	(1)	—	(1)
Balance, December 31, 2016	45	135	180
Gain/(Loss) for the period	(1)	12	11
Acquisitions	—	11	11
Foreign currency translation	6	—	6
Balance, December 31, 2017	$50	$158	$208
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
Pooled Funds - Pooled fund NAVs are provided by the trustee and are determined by reference to the fair value of the underlying securities of the trust, less its liabilities, which are valued primarily through the use of directly or indirectly observable inputs. Depending on the pooled fund, underlying securities may include marketable equity securities or fixed income securities.
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
Contributions
At a minimum, Praxair contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the timing of discretionary contributions from year to year. Pension contributions were $19 million in 2017, $11 million in 2016 and $15 million in 2015. Estimated required contributions for 2018 are currently expected to be in the area of $15 million to $20 million.
Estimated Future Benefit Payments
The following table presents estimated future benefit payments, net of participants contributions:

(Millions of dollars)	Pensions
Year Ended December 31,	U.S.	International	OPEB
2018	$117	$35	$11
2019	124	36	11
2020	125	38	11
2021	127	38	11
2022	129	38	10
2023-2027	680	199	44

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
Significant matters are:

•
During May 2009, the Brazilian government published Law 11941/2009 instituting a new voluntary amnesty program (“Refis Program”) which allowed Brazilian companies to settle certain federal tax disputes at reduced amounts. During the 2009 third quarter, Praxair decided that it was economically beneficial to settle many of its outstanding federal tax disputes and such disputes were enrolled in the Refis Program, subject to final calculation and review by the Brazilian federal government. The Company recorded estimated liabilities based on the terms of the Refis Program. Since 2009, Praxair has been unable to reach final agreement on the calculations and initiated litigation against the government in an attempt to resolve certain items. Open issues relate to the following matters: (i) application of cash deposits and net operating loss carryforwards to satisfy obligations and (ii) the amount of tax reductions available under the Refis Program. It is difficult to estimate the timing of resolution of legal matters in Brazil.

•
At December 31, 2017 the most significant non-income and income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $235 million. Praxair has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

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

Commitments and Contractual Obligations
The following table sets forth Praxair’s material commitments and contractual obligations as of December 31, 2017, excluding leases, tax liabilities for uncertain tax positions, long-term debt, other post retirement and pension obligations which are summarized elsewhere in the financial statements (see Notes 4, 5, 11, and 16):

(Millions of dollars) Expiring through December 31,	Unconditional Purchase Obligations	Construction Commitments
2018	$575	$842
2019	517	212
2020	451	11
2021	468	—
2022	437	—
Thereafter	2,511	—
	$4,959	$1,065
Unconditional purchase obligations of $4,959 million represent contractual commitments under various long and short-term take-or-pay arrangements with suppliers and are not included on Praxair's balance sheet. These obligations are primarily minimum-purchase commitments for helium, electricity, natural gas and feedstock used to produce atmospheric and process gases. A significant portion of these obligations is passed on to customers through similar take-or-pay or other contractual arrangements. Purchase obligations that are not passed along to customers through such contractual arrangements are subject to market conditions, but do not represent a material risk to Praxair. During 2017, payments related to Praxair's unconditional purchase obligations totaled $1,034 million, including $455 million for electricity and $261 million for natural gas. Approximately $2,591 million of the purchase obligations relates to power and is intended to secure the uninterrupted supply of electricity and feedstock to Praxair's plants to reliably satisfy customer product supply obligations, and extend through 2030. Certain of the power contracts contain various cancellation provisions requiring supplier agreement, and many are subject to annual escalations based on local inflation factors. The purchase obligations also include a multi-year contract for silane, with a total purchase obligation of $69 million as of December 31, 2017. At December 31, 2017, Praxair's current selling prices and estimated future demand for silane are in excess of its contractual purchase obligations under the contract.
Construction commitments of $1,065 million represent outstanding commitments to complete authorized construction projects as of December 31, 2017. A significant portion of Praxair’s capital spending is related to the construction of new production facilities to satisfy customer commitments which may take a year or more to complete.
Unconsolidated equity investees had total debt of approximately $353 million at December 31, 2017, which was non-recourse to Praxair. Additionally, Praxair pledged its interest in an unconsolidated equity investment as collateral for $24 million of debt held by that same equity investee. Praxair has no significant financing arrangements with closely-held related parties.
At December 31, 2017, Praxair had undrawn outstanding letters of credit, bank guarantees and surety bonds valued at approximately $572 million from financial institutions. These relate primarily to customer contract performance guarantees (including plant construction in connection with certain on-site contracts), self-insurance claims and other commercial and governmental requirements, including foreign litigation matters.

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
The table below presents information about reportable segments for the years ended December 31, 2017, 2016 and 2015.

(Millions of dollars)	2017	2016	2015
Sales (a)
North America	$6,023	$5,592	$5,865
Europe	1,558	1,392	1,320
South America	1,501	1,399	1,431
Asia	1,738	1,555	1,551
Surface Technologies	617	596	609
	$11,437	$10,534	$10,776

	2017	2016	2015
Operating Profit
North America	$1,517	$1,430	$1,558
Europe	297	273	250
South America	250	257	291
Asia	333	276	289
Surface Technologies	105	102	105
Segment operating profit	2,502	2,338	2,493
Transaction costs and other charges (Note 2)	(54)	(100)	(172)
Total operating profit	$2,448	$2,238	$2,321

	2017	2016	2015
Total Assets (b)
North America	$10,419	$10,019	$9,748
Europe	3,282	2,928	2,704
South America	2,738	2,748	2,124
Asia	3,252	2,984	3,113
Surface Technologies	745	653	630
	$20,436	$19,332	$18,319

	2017	2016	2015
Depreciation and Amortization
North America	$631	$614	$609
Europe	169	155	145
South America	159	133	135
Asia	185	179	176
Surface Technologies	40	41	41
	$1,184	$1,122	$1,106

	2017	2016	2015
Capital Expenditures and Acquisitions
North America	$779	$989	$869
Europe	141	402	227
South America	129	232	285
Asia	209	165	208
Surface Technologies	86	40	34
	$1,344	$1,828	$1,623

	2017	2016	2015
Sales by Product Group
Atmospheric gases and related	$7,938	$7,329	$7,595
Process gases and other	2,882	2,609	2,572
Surface technologies	617	596	609
	$11,437	$10,534	$10,776

	2017	2016	2015
Sales by Major Country
United States	$4,973	$4,623	$4,771
Brazil	1,179	1,091	1,107
Other – foreign	5,285	4,820	4,898
	$11,437	$10,534	$10,776

	2017	2016	2015
Long-lived Assets by Major Country (c)
United States	$5,122	$4,922	$4,825
Brazil	1,225	1,262	986
Other – foreign	5,710	5,293	5,187
	$12,057	$11,477	$10,998
________________________

(a)	Sales reflect external sales only. Intersegment sales, primarily from North America to other segments, were not material.

(b)	Includes equity investments as of December 31, as follows:

(Millions of dollars)	2017	2016	2015
North America	$115	$121	$127
Europe	287	243	195
Asia	325	353	343
	$727	$717	$665
Changes primarily relate to equity investment earnings, dividends and currency impacts.

(c)	Long-lived assets include property, plant and equipment – net.

NOTE 19. QUARTERLY DATA (UNAUDITED)
(Dollar amounts in millions, except per share data)

2017	1Q (a)	2Q (a)	3Q (a)	4Q (a)	YEAR (a)
Sales	$2,728	$2,834	$2,922	$2,953	$11,437
Cost of sales, exclusive of depreciation and amortization	$1,545	$1,598	$1,652	$1,660	$6,455
Depreciation and amortization	$287	$292	$298	$307	$1,184
Operating profit	$582	$604	$626	$636	$2,448
Net income – Praxair, Inc.	$389	$406	$419	$33	$1,247
Basic Per Share Data
Net income	$1.36	$1.42	$1.46	$0.11	$4.36
Weighted average shares (000’s)	285,509	286,090	286,467	286,976	286,261
Diluted Per Share Data
Net income	$1.35	$1.41	$1.45	$0.11	$4.32
Weighted average shares (000’s)	287,384	288,535	289,216	290,456	289,114

2016	1Q (a)	2Q	3Q (a)	4Q	YEAR (a)
Sales	$2,509	$2,665	$2,716	$2,644	$10,534
Cost of sales, exclusive of depreciation and amortization	$1,381	$1,468	$1,533	$1,478	$5,860
Depreciation and amortization	$272	$281	$284	$285	$1,122
Operating profit	$554	$588	$497	$599	$2,238
Net income – Praxair, Inc.	$356	$399	$339	$406	$1,500
Basic Per Share Data
Net income	$1.25	$1.40	$1.19	$1.42	$5.25
Weighted average shares (000’s)	285,429	285,702	285,858	285,720	285,677
Diluted Per Share Data
Net income	$1.24	$1.39	$1.18	$1.41	$5.21
Weighted average shares (000’s)	286,665	287,727	288,195	287,956	287,757

________________________

(a)	2017 and 2016 include the impact of the following charges (see Notes 2, 5, 11 & 16):

(Millions of dollars)	Operating Profit/ (Loss)	Net Income/ (Loss)	Diluted Earnings Per Share
Transaction costs - Q1	$(6)	$(6)	$(0.02)
Transaction costs - Q2	(15)	(15)	(0.05)
Transaction costs - Q3	(14)	(13)	(0.05)
Pension settlement charge - Q3	(2)	(1)	—
Transaction costs - Q4	(17)	(14)	(0.05)
Tax Act - Q4	—	(394)	(1.36)
Year 2017	$(54)	$(443)	$(1.53)

Bond Redemption - Q1	$—	$(10)	$(0.04)
Cost reduction program and other charges - Q3	(96)	(63)	(0.22)
Pension settlement charge - Q3	(4)	(3)	(0.01)
Year 2016	$(100)	$(76)	$(0.27)

NOTE 20. PROPOSED BUSINESS COMBINATION WITH LINDE AG
On June 1, 2017, Praxair, Inc. and Linde AG entered into a definitive Business Combination Agreement, as amended (the "Business Combination Agreement"), pursuant to which, among other things, Praxair, Inc. and Linde AG agreed to combine their respective businesses through an all-stock transaction, and become subsidiaries of a new holding company incorporated in Ireland, Linde plc. In connection with the proposed business combination, Linde plc filed a Registration Statement on Form S-4 which was declared effective by the U. S. Securities and Exchange Commission ("SEC") on August 14, 2017.

Linde plc also filed an offer document with the German Federal Financial Supervisory Authority (Bundesanstalt fuer Finanzdienstleistungsaufsicht) (“BaFin”) which was approved for publication by BaFin on August 14, 2017 and published by Linde plc on August 15, 2017. Pursuant to the offer document, Linde plc made an offer to exchange each issued and outstanding no-par value bearer share of Linde AG for 1.540 ordinary shares of Linde plc (the “Exchange Offer”). In addition, Zamalight Subco, Inc., an indirect wholly-owned Delaware subsidiary of Linde plc, will merge with and into Praxair, Inc., with Praxair, Inc. surviving the merger (the “Merger”, and together with the Exchange Offer, the “Business Combination”). In the Merger, each share of Praxair, Inc. common stock will be converted into the right to receive one Linde plc ordinary share. Linde plc will apply to list its ordinary shares on the New York Stock Exchange and the Frankfurt Stock Exchange, and will seek inclusion in the S&P 500 and DAX 30 indices. Praxair Inc.’s stockholders approved the Merger at Praxair Inc.’s special meeting held on September 27, 2017, and on November 24, 2017, the tender period for the Exchange Offer expired with approximately 92% of all Linde AG shares entitled to voting rights being tendered. The parties currently expect the Business Combination to be completed in the second half of 2018.
Completion of the Business Combination remains subject to approval by requisite governmental regulators and authorities, including approvals under applicable competition laws.
The Business Combination Agreement, or certain covenants contained therein, may be terminated for, or may terminate as a result of, certain reasons, including, among others, (a) the mutual consent of Praxair, Inc. and Linde AG to termination, (b) a permanent injunction or order by any governmental entity in Ireland, the United Kingdom, Germany or the United States that prohibits or makes illegal the completion of the Business Combination, (c) the occurrence of a change, event, occurrence or effect that has had or is reasonably expected to have a “material adverse change” (as defined in the Business Combination Agreement) on Linde AG or Praxair, Inc. or (d) the failure to obtain approval by requisite governmental regulators and authorities described in the preceding paragraph.

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
Management’s Report on Internal Control Over Financial Reporting
Praxair’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the company’s principal executive officer and principal financial officer, Praxair conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (often referred to as COSO). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2017.
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has issued their opinion on the company’s internal control over financial reporting as of December 31, 2017 as stated in their report in Item 8.
Changes in Internal Control over Financial Reporting
There were no changes in Praxair’s internal control over financial reporting that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, Praxair’s internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
None.

PART III
Introductory note: On January 29, 2018, Praxair announced that the Board of Directors of Praxair has postponed the 2018 Annual Meeting of Shareholders given Praxair’s proposed business combination with Linde AG (“Linde”) pursuant to the Business Combination Agreement dated as of June 1, 2017, as amended, among Praxair, Linde, Linde plc and certain of their subsidiaries. As such, Praxair does not anticipate distributing a proxy statement to shareholders, from which certain information required by this Part III would be incorporated by reference, unless a postponed Annual Meeting is held later in 2018. Therefore, the information required by this Part III is either set forth in the applicable item below or will be provided in an amendment to this Form 10-K filed no later than April 30, 2018.

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Biographical and other information about each member of Praxair’s Board of Directors is set forth below. Biographical and other information about each executive office of Praxair is set forth under Item 1 of this Form 10-K under the caption “Executive Officers.”

Directors of Praxair

STEPHEN F. ANGEL
Chief Executive Officer and Chairman of Praxair
Age Director Since Other Public Company Directorships	62 2006 PPG Industries, Inc.	Qualification Highlights · Industry · Praxair End-Markets · Praxair Foreign Markets · Operations · International business · Technology · Risk Management · Public company board
Biography
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
Mr. Angel is a director of PPG Industries, Inc. (where he serves on the Officers-Directors Compensation Committee and the Technology and Environment Committee). He is also a member of The Business Council and is a member of the Board of the U.S. - China Business Council where he serves on its Nominating Committee.
Experience and Qualifications
As the Chief Executive Officer of the Company and a former senior operating executive at General Electric, a global diversified manufacturing company, Mr. Angel brings the senior executive experience and skills described above. He also has a deep insight into the industrial gases industry and the needs, challenges and global opportunities of the Company in particular. Mr. Angel utilizes his deep operating experience and knowledge of the industry and the Company in performing his role as Chairman to, among other things, drive capital discipline and to help facilitate Board discussions and keep the Board apprised of significant developments in the Company’s business.

OSCAR BERNARDES
Managing partner at Yguapora Consultoria e Empreendimentos Ltda.
Age Director Since Other Public Company Directorships	71 2010 DASA Laboratorios da America SA Localiza Rent A Car S.A. Marcopolo S.A.	Qualification Highlights · Praxair End-Markets · Praxair Foreign Markets · Operations · International business · Risk Management · Public company board
Biography
Managing partner at Yguapora Consultoria e Empreendimentos Ltda. in São Paulo, Brazil, a consulting and investment firm. From 2003 to 2010, he was a managing partner at Integra Assessoria em Negocios Ltda. in São Paulo, Brazil, a consulting firm specializing in financial restructuring, governance and interim management in turnaround situations. From 1997 to 1999, he was Chief Executive Officer of Bunge International, a leading global agribusiness and food company. Prior to joining Bunge, he was Senior Vice President and Managing Partner for Latin America with Booz Allen and Hamilton, Inc. and prior to that, operations director in Brazil for Ferro Corporation.
Mr. Bernardes is a director of three public companies in Brazil: DASA Laboratorios da America SA, Localiza Rent A Car S.A. (where he is Chairman of the Audit Committee), and Marcopolo S.A. During the past five years, he was also a director of Gerdau S.A., Metalurgica Gerdau S.A., Johnson Electric Holdings Ltd. in Hong Kong, and São Paulo Alpargatas S.A. He is also on the advisory board of Amerys, Johnson Electric and a Board Member of Votorantim Participacoes and OMINI, both private companies.
Experience and Qualifications
As a former chief executive officer at Bunge International, and as a senior executive of Booz Allen and Hamilton, Mr. Bernardes brings the senior executive experience and skills described above. He also has an in-depth understanding of markets and business operations in South America generally, and in Brazil particularly, where the Company has a large presence.

NANCE K. DICCIANI
Former President & Chief Executive Officer of Honeywell Specialty Materials
Age Director Since Other Public Company Directorships	70 2008 AgroFresh Solutions, Inc. Halliburton Company LyondellBasell Industries	Qualification Highlights · Industry · Praxair End-Markets · Praxair Foreign Markets · Operations · International business · Technology · Risk Management · Public company board
Biography
Former President & Chief Executive Officer of Honeywell Specialty Materials, a strategic business group of Honeywell International, Inc., from 2001 until her retirement in 2008. Dr. Dicciani joined Honeywell from Rohm and Haas Company where she was Senior Vice President and Business Group Executive of Chemical Specialties and Director of the European Region, responsible for business strategy and worldwide operations of five business units and for the company’s operations and infrastructure in Europe, the Middle East and Africa. Previously, she served as Rohm and Haas’ Vice President and General Manager of the Petroleum Chemicals division and headed the company’s worldwide Monomers business.
In 2006, President George W. Bush appointed Dr. Dicciani to the President’s Council of Advisors on Science and Technology. She has served on the Board of Directors and Executive Committee of the American Chemistry Council and has chaired its Research Committee. She currently serves on the Board of Directors of AgroFresh Solutions, Inc. (where she serves as non-executive Chair and a member of the Compensation Committee). Dr. Dicciani also serves on the Board of Directors of Halliburton Company (where she serves on the Audit, and the Health, Safety and Environment Committees), LyondellBasell Industries (where she serves on the Finance, and the Health, Safety and Environmental Committees), and on the Board of Trustees of Villanova University. During the past five years, Dr. Dicciani also served on the Board of Directors of Rockwood Holdings, Inc. (where she was the Lead Director and served on the Compensation Committee and was the Chairperson of the Corporate Governance and Nominating Committee). She also serves as the Co-Chair of the Advisory Board of the Center for Corporate Governance of Drexel University.
Experience and Qualifications
As a former senior operating executive at Honeywell, a global industrial and consumer products manufacturing company, and at Rohm and Haas, a global chemicals company, Dr. Dicciani brings the senior executive experience and skills described above. She also has a substantial understanding of technology policy, management and markets. Her technical expertise in the chemical industry, an important end-market for the Company, and her international operations experience, also enable her to provide the Board and management with valuable insight and counsel.

EDWARD G. GALANTE
Former Senior Vice President of ExxonMobil Corporation
Age Director Since Other Public Company Directorships	67 2007 Celanese Corporation Clean Harbors, Inc. Tesoro Corporation	Qualification Highlights · Praxair End-Markets · Praxair Foreign Markets · Operations · International business · Technology · Risk Management · Public company board
Biography
Former Senior Vice President and a member of the Management Committee of ExxonMobil Corporation from 2001 until his retirement in 2006. His principal responsibilities included the worldwide downstream business - Refining & Supply, Fuels Marketing, Lubricants and Specialties, and Research and Engineering. Immediately prior to that, Mr. Galante was Executive Vice President of ExxonMobil Chemical Company.

Mr. Galante is the Lead Independent director of Celanese Corporation (where he serves on the Compensation and Management Development Committee and the Governance & Nominating Committee), a director of Clean Harbors, Inc. (where he serves on the Compensation Committee, the Governance Committee and is the Chair of the Environmental, Safety and Health Committee), and is a director of Andeavor Corporation (where he serves on the Compensation Committee and the Environmental, Health, Safety and Security Committee). He also serves on the Board of the United Way Foundation of Metropolitan Dallas, and is the Vice Chairman of the Board of Trustees of Northeastern University. During the past five years, Mr. Galante also served on the Board of Directors of Foster Wheeler Ltd. (2008 – 2014) where he served on the Audit Committee and was the Chairman of the Compensation and Executive Development Committee.
Experience and Qualifications
As a former senior operating executive at ExxonMobil, one of the largest global energy companies, Mr. Galante brings the senior executive experience and skills described above and also has significant experience in the operations and management of a large, global business. He has substantial experience in the oil, gas, refining and chemical sectors of the energy industry, all of which are important end markets for the Company, as well as an in-depth understanding of engineering management, operations and technology, which are important in the execution of many of the Company’s large capital projects.

RAYMOND W. LEBOEUF
Former Chairman & Chief Executive Officer of PPG Industries, Inc.
Age Director Since Other Public Company Directorships	71 1997 MassMutual Financial Group	Qualification Highlights · Industry · Praxair End-Markets · Praxair Foreign Markets · Operations · International business · Financial Expert · Risk Management · Public company board
Biography
Former Chairman & Chief Executive Officer of PPG Industries, Inc. (principally a manufacturer of coatings) from 1997 to 2005. From 1995 to 1997, Mr. LeBoeuf served as President & Chief Operating Officer of PPG Industries, Inc. and was elected a director in 1995. From 1988-1994, he was the Chief Financial Officer of PPG.
Experience and Qualifications
As a former Chief Executive Officer and Chief Financial Officer of PPG Industries, a global diversified manufacturing company, Mr. LeBoeuf brings the senior executive experience and skills described above. He also has an in-depth understanding of corporate and international finance, accounting, financial reporting and internal controls and the review and preparation of financial statements.

LARRY D. MCVAY
Principal of Edgewater Energy, LLC
Age Director Since Other Public Company Directorships	70 2008 Callon Petroleum Company Chicago Bridge and Iron Company	Qualification Highlights · Praxair End-Markets · Praxair Foreign Markets · Operations · International business · Technology · Risk Management · Public company board
Biography
Principal of Edgewater Energy, LLC, an oil and gas industry firm. Mr. McVay served as the Chief Operating Officer of TNK-BP Holding from 2003 until his retirement in 2006. TNK-BP Holding, based in Moscow, Russia, was a vertically integrated oil company that was 50%-owned by BP PLC. Mr. McVay’s responsibilities at TNK-BP included executive leadership for the upstream, downstream, oil field services, technology and supply chain management. He previously served as Technology Vice President - Operations and Vice President of Health Safety Environment for BP’s Exploration and Production operations from 2000 to 2003. Prior to joining BP, Mr. McVay held numerous positions at Amoco, including engineering management and senior operating leadership positions.
Mr. McVay is a director of Callon Petroleum Company (where he serves on the Audit Committee, the Nominating and Governance Committee and is the Chairman of the Strategic Planning and Reserves Committee) and Chicago Bridge & Iron Company (where he serves on the Audit Committee, the Strategic Initiatives Committee and is the Chairman of the Corporate Governance Committee).
Experience and Qualifications
As a former senior operating executive at BP, one of the largest global energy companies, Mr. McVay brings the senior executive experience and skills described above. He has an in-depth understanding of engineering management and of worldwide energy markets, operations and technology, all of which are important to the Company’s operations, particularly those involving large capital project investments. He also has practical experience in operating in Russia and the Middle East, both of which are emerging markets for the Company.

MARTIN H. RICHENHAGEN
Chairman, President and Chief Executive Officer of AGCO Corporation
Age Director Since Other Public Company Directorships	65 2015 AGCO Corporation PPG Industries, Inc.	Qualification Highlights · Praxair Foreign Markets · Operations · International business · Risk Management · Public company board
Biography
President and Chief Executive Officer of AGCO Corporation, a global manufacturer and distributor of agricultural equipment, since 2004, and Chairman of the Board of Directors since 2006. From 2003 -2004, Mr. Richenhagen was Executive Vice President of Forbo International SA, a flooring material company headquartered in Switzerland. He also served as Group President for CLAAS KgaA mbH, a global agricultural equipment manufacturer and distributor headquartered in Germany, from 1998 - 2002. Mr. Richenhagen was the Senior Executive Vice President for Schindler Deutschland Holdings GmbH in Germany, a worldwide manufacturer and distributor of elevators and escalators, from 1995 - 1998.

Mr. Richenhagen is a director of PPG Industries, Inc., a leading coatings and specialty products and services company (where he is Chairman of the Audit Committee and serves on the Officers-Directors Compensation Committee). He is the Chairman of the German American Chambers of Commerce of the United States, and he is a member of the U.S. Chamber of Commerce Board of Directors. Mr. Richenhagen has served as Chairman of the Board of the Association of Equipment Manufacturers (AEM) and is a Life Honorary Director of AEM.
Experience and Qualifications
As Chairman, President and Chief Executive Officer of AGCO Corporation, a large international manufacturer and distributor of agricultural equipment, Mr. Richenhagen brings the senior executive experience and skills described above. In particular, his background includes extensive international, operational and manufacturing experience. In addition, AGCO Corporation operates in many of the foreign markets in which the Company operates, including Europe and South America, and Mr. Richenhagen therefore adds his understanding of these large, foreign markets where the Company has a significant presence.

WAYNE T. SMITH
Chairman, President & Chief Executive Officer of Community Health Systems, Inc.
Age Director Since Other Public Company Directorships	72 2001 Community Health Systems, Inc.	Qualification Highlights · Praxair End-Markets · Operations · Risk Management · Public company board
Biography
Chairman, President & Chief Executive Officer of Community Health Systems, Inc. (a hospital and healthcare services company) since 2001. In 1997, Mr. Smith was elected President and then Chief Executive Officer and a director of Community Health Systems, Inc. Prior to joining Community Health Systems, he served as Chief Operating Officer, President, and a director of Humana Inc.
Mr. Smith is a trustee of Auburn University, and is a trustee and the past Chairman of the Federation of American Hospitals.
Experience and Qualifications
As the Chief Executive Officer of Community Health Systems, a large healthcare services company, Mr. Smith brings the senior executive experience and skills described above. He also has an in-depth understanding of the health care business and the regulatory, compliance and business environment in which it operates. Mr. Smith also brings his experience in leading a senior management team on the numerous issues required of the CEO of Community Health, as well as his experience in leading a board of directors as the Chairman of Community Health.

ROBERT L. WOOD
Former Chairman, President & Chief Executive Officer of Chemtura Corporation
Age Director Since Other Public Company Directorships	63 2004 MRC Global Inc. Univar Inc.	Qualification Highlights · Industry · Praxair End-Markets · Operations · Risk Management · Public company board
Biography
Former Chairman, President & Chief Executive Officer of Chemtura Corporation (a specialty chemicals company) from 2004 to 2008. Prior to joining Chemtura, Mr. Wood served in various senior management positions at Dow Chemical Company, most recently as business group president for Thermosets and Dow Automotive, from November 2000. Mr. Wood has been Praxair’s Lead Director since January 1, 2013.
Mr. Wood is a director of MRC Global Inc. (where he serves as Chairman of the Compensation Committee and a member of the Governance Committee), and a director of Univar Inc. (where he serves on the Audit Committee and Compensation Committee). During the past five years, Mr. Wood was also a director of Jarden Corporation (where he served on the Nominating and Policies Committee and was Chairman of the Audit Committee). He has served as Chairman of the American Plastics Council and the American Chemistry Council, and is a member of the United States Olympic Committee.
Experience and Qualifications
As a former Chief Executive Officer of Chemtura Corporation, a global specialty chemicals company, and a former senior operating executive of Dow, a global chemicals company, Mr. Wood brings the senior executive experience and skills described above. He also has a deep understanding of the specific challenges and opportunities facing a global basic materials company. Mr. Wood’s knowledge of the chemicals industry, an important end market for the Company, provides valuable insight to the Board and management.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of SEC Forms 3, 4 and 5 furnished to the Company and written representations from the Company’s executive officers and directors, the Company believes that those persons complied with all Section 16(a) filing requirements during 2017 with respect to transactions in the Company’s stock, except that Scott Telesz, an executive officer of the Company, made a late filing to report a purchase of 67 shares of common stock that was made inadvertently in a trust account for which his spouse serves as trustee.

Identification of the Audit Committee
Praxair has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). The members of that Audit Committee are Raymond W. LeBoeuf, Chairman, Nance K. Dicciani and Larry D. McVay, and each member is independent within the meaning of the independence standards adopted by the Board of Directors and those of the New York Stock Exchange.

Audit Committee Financial Expert
The Praxair Board of Directors has determined that Raymond W. LeBoeuf is an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Exchange Act and is independent within the meaning of the independence standards adopted by the Board of Directors and those of the New York Stock Exchange.

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

ITEM 11.     EXECUTIVE COMPENSATION
Information required by this item will be included in an amendment to this Form 10-K filed no later than April 30, 2018.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans Information – The table below provides information as of December 31, 2017 about company stock that may be issued upon the exercise of options, warrants and rights granted to employees or members of Praxair’s Board of Directors under present and former equity compensation plans, including plans approved by shareholders and one plan which has not been approved by shareholders, the 1996 Praxair, Inc. Performance Incentive Plan ("the 1996 Plan"). The equity compensation plan not approved by shareholders was terminated in March 2001 and directors and officers of the company were not eligible to participate in that plan. Shareholder approval of that plan was not required under applicable NYSE rules. The 1996 Plan provided for granting nonqualified or incentive stock options, stock grants, performance awards and other stock related incentives for key employees. The exercise price under the 1996 Plan was equal to the closing price of Praxair’s common stock on the date of grant. Options that were granted under this plan became exercisable after one or more years after the date of grant and the option term was no more than ten years.
EQUITY COMPENSATION PLANS TABLE

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	11,716,499	(1)	$100.07	9,933,618
Equity compensation plans not approved by shareholders	—		—	—
Total	11,716,499		$100.07	9,933,618

________________________

(1)
This amount includes 264,357 restricted shares and 665,440 performance shares. Up to an additional 665,440 performance shares could be issued if performance goals are achieved at the maximum specified targets. See Note 15 to the consolidated financial statements.

The information required by this item regarding the beneficial ownership of Praxair’s common stock is set forth below.

Information on Stock Ownership
Principal Holders
The only beneficial owners of more than 5% of Praxair’s Common Stock are the following:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(a)	Percent of Shares Outstanding(b)
The Vanguard Group, 100 Vanguard Blvd., Malvern, PA 19355	21,606,823	7.5%
Capital World Investors, 333 S. Hope Street, Los Angeles, CA 90071	20,061,192	6.9%
BlackRock, Inc., 55 East 52nd Street, New York, NY 10055	17,780,636	6.2%

(a)
Holdings as of December 31, 2017 as reported in SEC Schedules 13G filed by the Vanguard Group, Capital World Investors, and Blackrock, Inc. According to its Schedule 13G, Vanguard and certain of its affiliates had sole voting power as to 407,094 shares, shared voting power as to 69,828 shares, shared dispositive power as to 469,290 shares, and sole dispositive power as to 21,137,533 shares. According to its Schedule 13G, Capital World and certain of its affiliates had sole voting power as to 18,575,563 shares, and sole dispositive power as to all of the reported shares. According to its Schedule 13G, BlackRock and certain of its subsidiaries had sole voting power as to 15,389,271 shares, and sole dispositive power as to 17,780,636 shares.

(b)	Based on 287,162,287 total shares outstanding on February 15, 2018 excluding shares held for the account of Praxair.

Directors and Executive Officers
The table below sets forth the beneficial ownership of Praxair’s Common Stock as of February 15, 2018 by each director and certain executive officers. No director or executive officer of Praxair beneficially owned more than 1% of Praxair’s common stock, and directors and executive officers of Praxair as a group (16 persons) beneficially owned approximately 1% of the outstanding shares as of that date.

Name	Position	Common Stock	Stock Units(1)	Total	Stock Options(2)

Stephen F. Angel	Chairman, President & Chief Executive Officer	435,401	67,018	502,419	1,529,558
Matthew J. White	Senior Vice President & Chief Financial Officer	18,058	605	18,663	235,288
Scott E. Telesz	Executive Vice President	28,719	20,965	49,684	245,209
Eduardo F. Menezes	Executive Vice President	60,846	843	61,689	246,085
Anne K. Roby	Senior Vice President	22,701	4,261	26,962	139,936
Oscar Bernardes	Director	7,960	1,380	9,340	—
Nance K. Dicciani	Director	15,447	13,134	28,581	—
Edward G. Galante	Director	10,362	18,437	28,799	4,600
Raymond W. LeBoeuf	Director	14,128	51,405	65,533	—
Larry D. McVay	Director	9,213	5,912	15,125	—
Martin H. Richenhagen	Director	2,145	1,380	3,525	—
Wayne T. Smith	Director	19,034	34,909	53,943	—
Robert L. Wood	Director	14,222	2,915	17,137	—
Total		658,236	223,164	881,400	2,400,676
Directors, Nominees and Executive Officers as a group	16 persons	674,041	223,359	897,400	2,547,336

(1)
Includes Deferred Stock Units and/or Restricted Stock Units held. Deferred Stock Units are stock price-based units into which deferred compensation has been invested pursuant to the deferred compensation plans for management and for non-employee directors. Restricted Stock Units are stock price-based units granted as long term incentive awards to management and as equity compensation to non-employee directors. Holders have no voting rights with respect to either Deferred Stock Units or Restricted Stock Units. The value of Deferred Stock Units and Restricted Stock Units varies with the price of Praxair’s common stock and, at the end of the deferral period or the restriction period, the units are payable in Praxair common stock on a one-for-one basis.

(2)	Represent shares that may be acquired upon exercise of options exercisable within 60 days of February 15, 2018.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is set forth below.
Director Independence

The Praxair Board of Directors has adopted independence standards for service on Praxair’s Board of Directors which are posted at Praxair’s public website, www.praxair.com in the Our Company/Our People/ Our Board of Directors section. The Board has applied these standards to all of the non-management directors (all directors are non-management except for Mr. Angel, the Company’s Chairman & CEO), and has determined that each qualifies as independent. The Board is not otherwise aware of any relationship with the Company or its management that could potentially impair the independent judgment of these directors.
Certain Relationships and Transactions

When determining whether any director or nominee is independent, the Board considers all facts and circumstances and any relationships that a director or nominee may have with the Company, directly or indirectly, other than in the capacity of serving as a director. To assist the Board in making independence determinations, it also applies the independence standards which are posted at Praxair’s public website, www.praxair.com in the Our Company/Our People/Our Board of Directors section. In February 2018, the Board considered the following circumstances and relationships of those directors who then had any direct or indirect relationship with the Company. In the ordinary course of its business, (1) Praxair: sells medical oxygen and other industrial gases products to Community Health Systems, Inc. of which Mr. Smith is an executive officer; and (2) sells industrial gases to AGCO Corporation, of which Mr. Richenhagen is an executive officer. The 2017 consolidated revenues for each of Praxair, Community Health and AGCO Corporation were $11.4 billion, $15.4 billion, and $8.3 billion, respectively. For the last three fiscal years, the dollar value of Praxair’s sales to Community Health ranged from $2.2 million to $5.2 million, and sales to AGCO Corporation ranged from $840,000 to $2.4 million. Such sale and purchase transactions were well below the limits set forth in the Board’s independence standards and, for any of the last three fiscal years, were significantly less than 1% of either Praxair’s, Community Health Systems’, or AGCO Corporation’s consolidated revenues. Therefore, the Board has determined that such ordinary course business relationships are not material and do not otherwise impair the ability of either Mr. Smith or Mr. Richenhagen to exercise independent judgment as a director.
Review, Approval or Ratification of Transactions with Related Persons

The Company’s Compliance with Laws and Business Integrity and Ethics Policy (“Ethics Policy”) prohibits employees, officers and Board members from having a personal, financial or family interest that could in any way prevent the individual from acting in the best interests of the Company (a “conflict of interest”) and provides that any conflict of interest waiver relating to Board members or executive officers may be made only after review and approval by the Board upon the recommendation of its Governance & Nominating Committee. In addition, the Board’s Corporate Governance Guidelines require that any “related party transaction” by an executive officer or director be pre-approved by a committee of independent and disinterested directors. For this purpose, a “related party transaction” means any transaction or relationship that is reportable under Regulation S-K, Item 404, of the Securities and Exchange Commission (“SEC”) or that, in the case of a non-management director, would violate the Board’s independence standards.

Reporting and Review Procedures
To implement the foregoing policies, the Governance & Nominating Committee has adopted a written procedure for the Handling of Potential Conflicts of Interests which specifies a process for the referral of potential conflicts of interests to the Board and standards for the Board’s evaluation of those matters. This policy applies to any transaction or relationship involving an executive officer, a member of the Board of Directors, a nominee for election as a director of the Company, or a family member of any of the foregoing which (1) could violate the Company’s Ethics Policy provisions regarding conflicts of interest, (2) would be reportable under the SEC’s disclosure rules, or (3) in the case of a non-management director, would violate the Board’s independence standards.

Under this procedure, potential conflicts of interest are reported to the Corporate Secretary for preliminary analysis to determine whether referral to the Governance & Nominating Committee is appropriate. Potential conflicts of interest can be self-identified by the director or executive officer or may arise from internal audits, the integrity hotline or other referrals, or through periodic due diligence conducted by the Corporate Secretary’s office. The Governance & Nominating Committee then examines the facts and circumstances of each matter referred to it and makes a final determination as to (1) whether the transaction or relationship would (or does) constitute a violation of the conflicts of interest provisions of the Company’s Ethics Policy, and (2) whether the transaction or relationship should be approved or ratified and the conditions, if any, of such approval or ratification. In determining whether a transaction or relationship constitutes a violation of the conflicts of interest provisions of the Company’s Ethics Policy, the Governance & Nominating Committee considers, among other factors, the materiality of the transaction or relationship to the individual’s personal interest, whether the individual’s personal interest is materially adverse to or competitive with the interests of the Company, and whether the transaction or relationship materially interferes with the proper performance of the individual’s duties or loyalty to the Company. In determining whether to approve or ratify a transaction or relationship, the Governance & Nominating Committee considers, among other factors, whether the matter would constitute a violation of the conflicts of interest provisions of the Company’s Ethics Policy, whether the matter would violate the NYSE listing standards, the expected practical impact of the transaction or relationship on the individual’s independence of judgment or ability to act in the best interests of the Company, the availability, practicality and effectiveness of mitigating controls or safeguards such as recusal, restricted access to information, reassignment etc., and the best interests of the Company and its shareholders generally.

Application of Policies and Procedures
During 2017, no actual or potential conflicts of interest were identified with respect to the executive officers and directors of the Company.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth below.

Independent Auditor Selection
The Audit Committee is directly responsible for the appointment, compensation (including approval of all audit and non-audit fees), retention and oversight of the independent registered public accounting firm that audits Praxair’s financial statements and its internal control over financial reporting. The Audit Committee selected PricewaterhouseCoopers LLP (“PWC”) as Praxair’s independent auditor for 2017, and PWC has served as Praxair’s independent auditor since 1992.
Audit and Non-Audit Engagement Services Pre-Approval Policy

The Audit Committee retained PWC to provide audit services and to provide non-audit services (along with other accounting firms) in 2017 and understands the need for PWC to maintain objectivity and independence as the auditor of Praxair’s financial statements and our internal control over financial reporting. Accordingly, the Audit Committee has established a policy whereby all audit and non-audit fees of the independent auditor must be approved in advance by the Audit Committee or its Chairman, and has adopted a guideline that, absent special circumstances, the aggregate cost of non-audit engagements in a year should not exceed the audit fees for that year. The non-audit fees that are incurred are typically far less than this limit and such non-audit fees were approximately 4.4% of audit fees in 2017. All of the Audit-Related Fees, Tax Fees and All Other Fees disclosed below were approved by the Audit Committee.

Fees Paid to the Independent Auditor
The Audit Committee authorizes and oversees the fees paid to PWC for audit and non-audit services. The aggregate fees billed by PWC in 2017 and 2016 for its services are set forth in the table below, followed by a description of the fees:

	Types of Fees
	Audit	Audit - Related	Tax	All Other	Total	Non-Audit Fees % of Total Audit Fees
2017	7,620,000	303,000	17,000	14,000	7,954,000	4.4%
2016	6,206,000	28,000	94,000	39,000	6,367,000	2.6%

Audit Fees
These are fees paid for the audit of Praxair’s annual financial statements, the reviews of the financial statements included in Praxair’s reports on Form 10-Q, the opinion regarding the Company’s internal controls over financial reporting as required by §404 of the Sarbanes-Oxley Act of 2002, and services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for those fiscal years. In addition, 2017 audit fees include services related to the potential Linde merger.

Audit-Related Fees
These are fees paid for assurance and related services rendered that are reasonably related to the performance of the audit or review of Praxair’s financial statements other than the fees disclosed in the foregoing paragraph. These fees included those related to due diligence services and certifications required by customers and others. In addition, 2017 audit-related fees include services related to the potential Linde merger.

Tax Fees
These are fees paid for professional services rendered for tax compliance and tax preparation, including preparation of original and amended tax returns, and claims for refunds.

All Other Fees
These are fees paid for services rendered other than those described in the foregoing paragraphs. These services related primarily to consulting and advice in regard to local country accounting issues for non-U.S. subsidiaries.

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	The company’s 2017 Consolidated Financial Statements and the Report of the Independent Registered Public Accounting Firm are included in Part II, Item 8. Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules – All financial statement schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits – The exhibits filed as part of this Annual Report on Form 10-K are listed in the accompanying index.

SIGNATURES
Praxair, Inc. and Subsidiaries
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAXAIR, INC.
(Registrant)
Date: February 28, 2018	By:	/s/ KELCEY E. HOYT
Kelcey E. Hoyt Vice President and Controller (On behalf of the Registrant and as Chief Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2018.

/s/ STEPHEN F. ANGEL	/s/ MATTHEW J. WHITE	/s/ OSCAR DE PAULA BERNARDES
Stephen F. Angel Chairman, President, Chief Executive Officer and Director	Matthew J. White Senior Vice President and Chief Financial Officer	Oscar de Paula Bernardes Director

/s/ NANCE K. DICCIANI	/s/ EDWARD G. GALANTE	/s/ RAYMOND W. LEBOEUF
Nance K. Dicciani Director	Edward G. Galante Director	Raymond W. LeBoeuf Director

/s/ LARRY D. MCVAY	/s/ MARTIN H. RICHENHAGEN	/s/ WAYNE T. SMITH
Larry D. McVay Director	Martin H. Richenhagen Director	Wayne T. Smith Director

/s/ ROBERT L. WOOD
Robert L. Wood Director

INDEX TO EXHIBITS
Praxair, Inc. and Subsidiaries

Exhibit No.	Description

2.1
Business Combination Agreement by and among Linde Aktiengesellschaft, Praxair, Inc., Zamalight PLC, Zamalight Holdco LLC and Zamalight Subco, Inc. dated as of June 1, 2017 (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 1, 2017, Filing No. 1-11037, and is incorporated herein by reference.)

2.1a
Amendment No. 1, dated August 10, 2017, to the Business Combination Agreement, by and among Praxair, Inc., Linde Aktiengesellschaft, Linde plc, Zamalight Holdco LLC and Zamalight Subco, Inc. (Filed as Exhibit 2.1 to the Company Current Report on Form 8-K dated August 10, 2017, Filing No. 1-11037, and is incorporated hereby by reference.)

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

*10.05c
Second Amendment to Praxair, Inc. Supplemental Retirement Income Plan A effective February 28, 2017, (Filed as Exhibit 10.05c to the Company’s 2016 Annual Report on Form 10-K, Filing No. 1-11037, and is incorporated hereby by reference).

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

*10.05g
Third Amendment to Praxair, Inc. Supplemental Retirement Income Plan B effective February 28, 2017, (Filed as Exhibit 10.05g to the Company’s 2016 Annual Report on Form 10-K, Filing No. 1-11037, and is incorporated herein by reference).

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

*10.05j
Second Amendment to the Praxair, Inc. Equalization Benefit Plan effective February 28, 2017,(Filed as Exhibit 10.05j to the Company’s 2016 Annual Report on Form 10-K, Filing No. 1-11037, and is incorporated herein by reference).

*10.05k	Third Amendment to the Praxair, Inc. Equalization Benefit Plan effective December 1, 2017 is filed herewith.

*10.05l	Fourth Amendment to the Praxair, Inc. Supplemental Retirement Income Plan B effective December 1, 2017 is filed herewith.

*10.05m	Third Amendment to the Praxair, Inc. Supplemental Retirement Income Plan A effective December 1, 2017 is filed herewith.

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

*10.07a
First Amendment to the Praxair Compensation Deferral Program effective February 28, 2017,(Filed as Exhibit 10.07a to the Company’s 2016 Annual Report on Form 10-K, Filing No. 1-11037, and is incorporated herein by reference).

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

10.17a
$500,000,000 364-Day Credit Agreement dated as of June 30, 2017 among Praxair, Inc., The Lenders Listed therein and Mizuho Bank, Ltd., as Administrative Agent (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 5, 2017, Filing No. 1.11037, and is incorporated herein by reference).

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

*10.25a
First Amendment, dated as of April 25, 2017, to the Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, Filing No. 1-11037, and is incorporated herein by reference).

*10.26
Form of Transferable Option Award under the Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan for grants made in 2015 and thereafter (Filed as Exhibit 10.26 to the Company’s 2014 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.26a	Form of Transferable Option Award under the Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan for grants made in 2018 and thereafter is filed herewith.

*10.27
Form of Restricted Stock Unit Award under the Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan for grants made in 2015 and thereafter (Filed as Exhibit 10.27 to the Company’s 2014 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.27a	Form of Restricted Stock Unit Award under the Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan for grants made in 2018 and thereafter is filed herewith.

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