Form 10-Q
period 2018-03-31
PRAXAIR INC
filed 2018-04-26
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At March 31, 2018, 287,369,483 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended March 31,
	2018	2017
SALES	$2,999	$2,728
Cost of sales, exclusive of depreciation and amortization	1,677	1,549
Selling, general and administrative	310	290
Depreciation and amortization	311	287
Research and development	24	23
Transaction costs and other charges	19	6
Other income (expense) - net	(5)	(6)
OPERATING PROFIT	653	567
Interest expense - net	46	41
Net pension and OPEB cost (benefit), excluding service cost	2	(15)
INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	605	541
Income taxes	148	149
INCOME BEFORE EQUITY INVESTMENTS	457	392
Income from equity investments	15	12
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	472	404
Less: noncontrolling interests	(10)	(15)
NET INCOME - PRAXAIR, INC.	$462	$389
PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share	$1.61	$1.36
Diluted earnings per share	$1.59	$1.35
Cash dividends per share	$0.825	$0.7875
WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	287,504	285,509
Diluted shares outstanding	290,809	287,384
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Millions of dollars)
(UNAUDITED)

	Quarter Ended March 31,
	2018	2017
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$472	$404

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	106	317
Income taxes	9	3
Translation adjustments	115	320
Funded status - retirement obligations (Note 11):
Retirement program remeasurements	1	(3)
Reclassifications to net income	17	4
Income taxes	(4)	(1)
Funded status - retirement obligations	14	—
Derivative instruments (Note 6):
Current quarter unrealized gain (loss)	—	(1)
Reclassifications to net income	—	—
Income taxes	—	1
Derivative instruments	—	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	129	320

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	601	724
Less: noncontrolling interests	(21)	(20)
COMPREHENSIVE INCOME (LOSS) - PRAXAIR, INC.	$580	$704
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$545	$617
Accounts receivable - net	1,900	1,804
Inventories	619	614
Prepaid and other current assets	265	250
TOTAL CURRENT ASSETS	3,329	3,285
Property, plant and equipment (less accumulated depreciation of $14,103 in 2018 and $13,819 in 2017)	12,113	12,057
Goodwill	3,274	3,233
Other intangible assets - net	547	553
Other long-term assets	1,329	1,308
TOTAL ASSETS	$20,592	$20,436
LIABILITIES AND EQUITY
Accounts payable	$988	$972
Short-term debt	527	238
Current portion of long-term debt	979	979
Other current liabilities	1,040	1,118
TOTAL CURRENT LIABILITIES	3,534	3,307
Long-term debt	7,336	7,783
Other long-term liabilities	2,825	2,824
TOTAL LIABILITIES	13,695	13,914
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 14)	13	11
Praxair, Inc. Shareholders’ Equity:
Common stock $0.01 par value, authorized - 800,000,000 shares, issued 2018 and 2017 - 383,230,625 shares	4	4
Additional paid-in capital	4,049	4,084
Retained earnings	13,447	13,224
Accumulated other comprehensive income (loss) (Note 14)	(3,980)	(4,098)
Less: Treasury stock, at cost (2018 - 95,861,142 shares and 2017 - 96,453,634 shares)	(7,152)	(7,196)
Total Praxair, Inc. Shareholders’ Equity	6,368	6,018
Noncontrolling interests	516	493
TOTAL EQUITY	6,884	6,511
TOTAL LIABILITIES AND EQUITY	$20,592	$20,436
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Three months ended March 31,
	2018	2017
OPERATIONS
Net income - Praxair, Inc.	$462	$389
Noncontrolling interests	10	15
Net income (including noncontrolling interests)	472	404
Adjustments to reconcile net income to net cash provided by operating activities:
Transaction costs and other charges, net of payments	14	6
Depreciation and amortization	311	287
Deferred income taxes	11	22
Share-based compensation	4	12
Working capital:
Accounts receivable	(82)	(49)
Inventory	(2)	(2)
Prepaid and other current assets	(19)	(13)
Payables and accruals	(67)	(42)
Pension contributions	(4)	(3)
Long-term assets, liabilities and other	50	88
Net cash provided by operating activities	688	710
INVESTING
Capital expenditures	(325)	(327)
Acquisitions, net of cash acquired	—	(1)
Divestitures and asset sales	7	4
Net cash used for investing activities	(318)	(324)
FINANCING
Short-term debt borrowings (repayments) - net	288	(24)
Long-term debt borrowings	—	7
Long-term debt repayments	(503)	(156)
Issuances of common stock	29	26
Purchases of common stock	—	(11)
Cash dividends - Praxair, Inc. shareholders	(237)	(225)
Noncontrolling interest transactions and other	(6)	(13)
Net cash provided by (used for) financing activities	(429)	(396)
Effect of exchange rate changes on cash and cash equivalents	(13)	5
Change in cash and cash equivalents	(72)	(5)
Cash and cash equivalents, beginning-of-period	617	524
Cash and cash equivalents, end-of-period	$545	$519
The accompanying notes are an integral part of these financial statements.

INDEX TO NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Notes to Condensed Consolidated Financial Statements - Praxair, Inc. and Subsidiaries (Unaudited)

PRAXAIR, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Summary of Significant Accounting Policies
Presentation of Condensed Consolidated Financial Statements - In the opinion of Praxair, Inc. (Praxair) management, the accompanying condensed consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented and such adjustments are of a normal recurring nature. The accompanying condensed consolidated financial statements should be read in conjunction with the notes to the consolidated financial statements of Praxair, Inc. and subsidiaries in Praxair’s 2017 Annual Report on Form 10-K. There have been no material changes to the company’s significant accounting policies during 2018.
Accounting Standards Implemented in 2018

•
Revenue Recognition – In May 2014, the FASB issued updated guidance on the reporting and disclosure of revenue. Effective January 1, 2018, Praxair has adopted this guidance using the modified retrospective transition method. No material differences in revenue recognition accounting were identified under the new guidance compared with the Company's historic revenue recognition accounting (see Note 15).

•
Classification of Certain Cash Receipts and Cash Payments – In August 2016, the FASB issued updated guidance on the classification of certain cash receipts and cash payments within the statement of cash flows. The update provides accounting guidance for specific cash flow issues with the objective of reducing diversity in practice. The adoption of this guidance did not have a material impact on the financial statements.

•
Intra-Entity Asset Transfers – In October 2016, the FASB issued updated guidance for income tax accounting of intra-entity transfers of assets other than inventory. The update requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory in the period when the transfer occurs. The adoption of this guidance did not have a material impact on the financial statements.

•
Pension Costs - In March 2017, the FASB issued updated guidance on the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires the service cost component be reported in the same line item or items as other compensation costs arising from services rendered by employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and not included within operating profit. This guidance was adopted in the first quarter 2018. Accordingly, non-service related components of net periodic pension and postretirement benefit costs were reclassified out of "Operating Profit" to "Net pension and OPEB cost (benefit), excluding service cost" using the practical expedient to use the amounts disclosed in the retirement benefits note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements (see Note 11).

Accounting Standards to be Implemented

•
Leases – In February 2016, the FASB issued updated guidance on the accounting and financial statement presentation of leases. The new guidance requires lessees to recognize a right-of-use asset and lease liability for all leases, except those that meet certain scope exceptions, and would require expanded quantitative and qualitative disclosures. This guidance will be effective for Praxair beginning in the first quarter 2019 and requires companies to transition using a modified retrospective approach. Praxair is in the process of implementing the new guidance and will provide updates on the expected impact to Praxair in future filings, as appropriate.

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

Reclassifications – Certain prior years’ amounts have been reclassified to conform to the current year’s presentation including reclassifications on the consolidated statements of income and segment operating profit relating to the adoption of accounting guidance on the presentation of net periodic pension and postretirement benefit costs.
2. Transaction Costs and Other Charges

On June 1, 2017 Praxair and Linde AG ("Linde") entered into a business combination agreement, pursuant to which they agreed to combine their respective businesses subject to shareholder and regulatory approvals (see Note 17). In the first quarters of 2018 and 2017, Praxair incurred transaction costs and other charges primarily in connection with the intended business combination totaling $19 million ($18 million after-tax and noncontrolling interests or $0.06 per diluted share) and $6 million after-tax ($0.02 per diluted share), respectively.

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

3. Acquisitions
Acquisition activity was immaterial in both the first quarter of 2018 and 2017.

4. Supplemental Information
Inventories
The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	March 31, 2018	December 31, 2017
Inventories
Raw materials and supplies	$223	$224
Work in process	54	57
Finished goods	342	333
Total inventories	$619	$614

Long-term receivables
Long-term receivables are not material and are largely reserved. Such long-term receivables are included within other long-term assets in the condensed consolidated balance sheets and totaled $44 million and $54 million at March 31, 2018 and December 31, 2017, respectively. These amounts are net of reserves of $54 million and $51 million, respectively. The amounts in both periods relate primarily to government receivables in Brazil and other long-term notes receivable from customers. Collectability is reviewed regularly and uncollectible amounts are written off as appropriate.

5. Debt
The following is a summary of Praxair’s outstanding debt at March 31, 2018 and December 31, 2017:

(Millions of dollars)	March 31, 2018	December 31, 2017
SHORT-TERM
Commercial paper and U.S. bank borrowings	$492	$202
Other bank borrowings (primarily international)	35	36
Total short-term debt	527	238
LONG-TERM (a)
U.S. borrowings (U.S. dollar denominated unless otherwise noted)
1.20% Notes due 2018 (b)	—	498
1.25% Notes due 2018 (c)	474	475
4.50% Notes due 2019	599	599
1.90% Notes due 2019	500	500
1.50% Euro-denominated notes due 2020	737	717
2.25% Notes due 2020	299	299
4.05% Notes due 2021	498	498
3.00% Notes due 2021	497	497
2.45% Notes due 2022	598	598
2.20% Notes due 2022	498	498
2.70% Notes due 2023	498	498
1.20% Euro-denominated notes due 2024	675	658
2.65% Notes due 2025	397	397
1.625% Euro-denominated notes due 2025	610	594
3.20% Notes due 2026	725	725
3.55% Notes due 2042	662	662
Other	9	12
International bank borrowings	35	33
Obligations under capital leases	4	4
	8,315	8,762
Less: current portion of long-term debt	(979)	(979)
Total long-term debt	7,336	7,783
Total debt	$8,842	$9,000

(a)	Amounts are net of unamortized discounts, premiums and/or debt issuance costs as applicable.

(b)	In March 2018, Praxair repaid $500 million of 1.20% notes that became due.

(c)	March 31, 2018 and December 31, 2017 include a $1 million fair value decrease and a less than $1 million increase, respectively, related to hedge accounting. See Note 6 for additional information.

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
The following table is a summary of the notional amount and fair value of derivatives outstanding at March 31, 2018 and December 31, 2017 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets		Liabilities
(Millions of dollars)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$2,288	$2,693	$12	$16	$5	$16
Derivatives Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$—	$38	$—	$—	$—	$2
Forecasted purchases (a)	5	4	—	1	—	—
Interest rate contracts:
Interest rate swaps (a)	475	475	—	—	1	—
Total Hedges	$480	$517	$—	$1	$1	$2
Total Derivatives	$2,768	$3,210	$12	$17	$6	$18

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.

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
Net Investment Hedge

In 2014 Praxair designated the €600 million ($737 million as of March 31, 2018) 1.50% Euro-denominated notes due 2020 and the €500 million ($610 million as of March 31, 2018) 1.625% Euro-denominated notes due 2025, as a hedge of the net investment position in its European operations. In 2016 Praxair designated an incremental €550 million ($675 million as of March 31, 2018) 1.20% Euro-denominated notes due 2024 as an additional hedge of the net investment position in its European operations. On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act. In response to the decrease in the tax rate from 35% to 21%, as of March 31, 2018 the Company has de-designated €130 million of its Euro-denominated notes, which were previously designated as a hedge of the net investment position in its European operations. These Euro-denominated debt instruments reduce the company's exposure to changes in the currency exchange rate on investments in foreign subsidiaries with Euro functional currencies. Since hedge inception, exchange rate movements have reduced long-term debt by $51 million (long-term debt increased by $46 million during the first quarter of 2018), with the offsetting gain shown within the cumulative translation component of AOCI in the condensed consolidated balance sheets and the consolidated statements of comprehensive income.
Interest Rate Contracts
Outstanding Interest Rate Swaps
At March 31, 2018, Praxair had one outstanding interest rate swap agreement with a $475 million notional amount related to the $475 million 1.25% notes that mature in 2018. The interest rate swap effectively converts fixed-rate interest to variable-rate interest and is designated as a fair value hedge. Fair value adjustments are recognized in earnings along with an equally offsetting charge / benefit to earnings for the changes in the fair value of the underlying debt instrument. At March 31, 2018, $1 million was recognized as a decrease in the fair value of these notes (increase in the fair value of less than $1 million at December 31, 2017).

Terminated Treasury Rate Locks
The following table summarizes the unrecognized gains (losses) related to terminated treasury rate lock contracts:

	Year Terminated	Original Gain / (Loss)	Unrecognized Gain / (Loss) (a)
(Millions of dollars)			March 31, 2018	December 31, 2017
Treasury Rate Locks
Underlying debt instrument:
$500 million 2.20% fixed-rate notes that mature in 2022 (b)	2012	$(2)	$(1)	$(1)
$500 million 3.00% fixed-rate notes that mature in 2021 (b)	2011	(11)	(4)	(4)
$600 million 4.50% fixed-rate notes that mature in 2019 (b)	2009	16	3	3
Total - pre-tax			$(2)	$(2)
Less: income taxes			1	1
After- tax amounts			$(1)	$(1)

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

The following table summarizes the impact of the company’s derivatives on the consolidated statements of income:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended March 31,
(Millions of dollars)	2018	2017
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$36	$79
Other balance sheet items	2	1
Total	$38	$80

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

The following table summarizes the impacts of the company's derivatives designated as hedging instruments that impact AOCI:

Derivatives Designated as Hedging Instruments **

	Quarter Ended
	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Income
(Millions of dollars)	March 31, 2018	March 31, 2017	March 31, 2018	March 31, 2017
Currency contracts:
Balance sheet items	$—	$(1)	$—	$—
Net investment hedge	—	—	—	—
Forecasted purchases	—	—	—	—
Interest rate contracts:
Treasury rate lock contracts	—	—	—	—
Total - pre tax	$—	$(1)	$—	$—
Less: income taxes	—	1	—	—
Total - Net of Taxes	$—	$—	$—	$—
**The gains (losses) on net investment hedges are recorded as a component of AOCI within foreign currency translation adjustments in the condensed consolidated balance sheets and the condensed consolidated statements of comprehensive income. The gains (losses) on treasury rate locks are recorded as a component of AOCI within derivative instruments in the condensed consolidated balance sheets and the condensed consolidated statements of comprehensive income. There was no ineffectiveness for these instruments during 2018 or 2017. The gains (losses) on net investment hedges are reclassified to earnings only when the related currency translation adjustments are required to be reclassified, usually upon sale or liquidation of the investment. The gains (losses) for interest rate contracts are reclassified to earnings as interest expense –net on a straight-line basis over the remaining maturity of the underlying debt. Net losses of less than $1 million are expected to be reclassified to earnings during the next twelve months.

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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Assets
Derivatives	—	—	$12	$17	—	—
Liabilities
Derivatives	—	—	$6	$18	—	—
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
The fair values of cash and cash equivalents, short-term debt, accounts receivable-net, and accounts payable approximate carrying amounts because of the short maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for similar issues, which is deemed a level 2 measurement. At March 31, 2018, the estimated fair value of Praxair’s long-term debt portfolio was $8,380 million versus a carrying value of $8,315 million. At December 31, 2017, the estimated fair value of Praxair’s long-term debt portfolio was $8,969 million versus a carrying value of $8,762 million. Differences from carrying amounts are attributable to interest-rate changes subsequent to when the debt was issued.

8. Earnings Per Share – Praxair, Inc. Shareholders
Basic earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended March 31,
	2018	2017
Numerator (Millions of dollars)
Net income - Praxair, Inc.	$462	$389
Denominator (Thousands of shares)
Weighted average shares outstanding	287,175	285,140
Shares earned and issuable under compensation plans	329	369
Weighted average shares used in basic earnings per share	287,504	285,509
Effect of dilutive securities
Stock options and awards	3,305	1,875
Weighted average shares used in diluted earnings per share	290,809	287,384
Basic Earnings Per Share	$1.61	$1.36
Diluted Earnings Per Share	$1.59	$1.35
There were no antidilutive shares for the quarter ended March 31, 2018. Stock options of 4,673,805 were antidilutive and therefore excluded in the computation of diluted earnings per share for the quarter ended March 31, 2017.

9. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the three months ended March 31, 2018 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2017	$2,202	$129	$698	$61	$143	$3,233
Acquisitions	—	—	—	—	—	—
Purchase adjustments & other	12	—	—	—	—	12
Foreign currency translation	3	(1)	23	2	2	29
Balance, March 31, 2018	$2,217	$128	$721	$63	$145	$3,274

Praxair has performed its goodwill impairment tests annually during the second quarter of each year, and historically has determined that the fair value of each of its reporting units was substantially in excess of its carrying value (refer to Note 1 to the consolidated financial statements of Praxair's 2017 Annual Report on Form 10-K). As a result, no impairment was recorded. There were no indicators of impairment through March 31, 2018.
Changes in the carrying amounts of other intangibles for the three months ended March 31, 2018 were as follows:

(Millions of dollars)	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2017	$772	$28	$52	$852
Additions	—	—	—	—
Foreign currency translation	8	—	—	8
Other*	(19)	(5)	—	(24)
Balance, March 31, 2018	$761	$23	$52	$836
Less: Accumulated amortization
Balance, December 31, 2017	$(260)	$(18)	$(21)	$(299)
Amortization expense	(9)	(1)	(1)	(11)
Foreign currency translation	(3)	—	—	(3)
Other*	19	5	—	24
Balance, March 31, 2018	$(253)	$(14)	$(22)	$(289)
Net balance at March 31, 2018	$508	$9	$30	$547

* Other primarily relates to the write-off of fully amortized assets.
There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 16 years.
Total estimated annual amortization expense is as follows:

(Millions of dollars)
Remaining 2018	$33
2019	44
2020	42
2021	40
2022	39
Thereafter	349
$547

10. Share-Based Compensation
Share-based compensation expense of $4 million (benefit of $10 million after-tax) and $12 million ($4 million after-tax) was recognized during the quarters ended March 31, 2018 and 2017, respectively. The 2018 and 2017 quarters include $13 million and $4 million of excess tax benefits, respectively. The expense was recorded primarily in selling, general and administrative expenses. There was no share-based compensation cost that was capitalized. For further details regarding Praxair’s share-based compensation arrangements and prior-year grants, refer to Note 15 to the consolidated financial statements of Praxair’s 2017 Annual Report on Form 10-K.
Stock Options
The weighted-average fair value of options granted during the three months ended March 31, 2018 was $19.29 ($12.40 in 2017) based on the Black-Scholes Options-Pricing model. The increase in grant date fair value year-over-year was primarily attributable to an increase in the company's stock price.

The following weighted-average assumptions were used to value the grants in 2018 and 2017:

	Three months ended March 31,
	2018	2017
Dividend yield	2.1%	2.7%
Volatility	14.4%	14.0%
Risk-free interest rate	2.67%	2.13%
Expected term years	5	6
The following table summarizes option activity under the plans as of March 31, 2018 and changes during the three-month period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2018	10,787	$108.70
Granted	1,625	154.00
Exercised	(901)	90.70
Cancelled or Expired	(16)	115.09
Outstanding at March 31, 2018	11,495	116.50	6.7	$335
Exercisable at March 31, 2018	7,755	$109.67	5.5	$269
The aggregate intrinsic value represents the difference between the company’s closing stock price of $144.30 as of March 31, 2018 and the exercise price multiplied by the number of in the money options outstanding as of that date. The total intrinsic value of stock options exercised during the quarter ended March 31, 2018 was $63 million ($18 million during the same period in 2017).
Cash received from option exercises under all share-based payment arrangements for the quarter ended March 31, 2018 was $78 million ($19 million for the same period in 2017). The cash tax benefit realized from share-based compensation totaled $14 million for the quarter ended March 31, 2018 ($8 million for the same period in 2017).
As of March 31, 2018, $40 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1 year.
Performance-Based and Restricted Stock Awards
During the three months ended March 31, 2018, the company granted restricted stock units to employees of 269,433 shares. There were no performance-based stock awards granted to employees during the three months ended March 31, 2018 as restricted stock units were granted in place of performance-based stock awards. Compensation expense related to the restricted stock units is recognized over the vesting period, which is up to three years, based on the grant date fair value.
As of March 31, 2018 the company had performance-based stock awards outstanding, tied to either return on capital ("ROC") performance or relative total shareholder return ("TSR") performance versus that of the S&P 500. The actual number of shares issued in settlement of a vested award can range from zero to 200 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three-year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s common stock on the date of the grant and the estimated performance that will be achieved. Compensation expense for ROC awards will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved. TSR awards are measured at their grant date fair value and not subsequently re-measured.
The weighted-average fair value of restricted stock units granted during the three months ended March 31, 2018 was $144.79 ($109.64 for the same period in 2017). These fair values are based on the closing market price of Praxair’s common stock on the grant date adjusted for dividends that will not be paid during the vesting period. The weighted-average fair value of ROC performance-based stock awards granted during the three months ended March 31, 2017 was 109.68.
The weighted-average fair value of performance-based stock tied to relative TSR performance granted during three months ended March 31, 2017 was $124.12 and was estimated using a Monte Carlo simulation performed as of the grant date.
The following table summarizes non-vested performance-based and restricted stock award activity as of March 31, 2018 and changes during the three months then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2018	665	$113.40	264	$107.56
Granted	—	—	269	144.79
Vested	(78)	120.04	(65)	119.87
Cancelled and Forfeited	(147)	111.63	(1)	116.19
Non-vested at March 31, 2018	440	$110.02	467	$127.32
There are approximately 6 thousand performance-based shares and 3 thousand restricted stock shares that are non-vested at March 31, 2018 which will be settled in cash due to foreign regulatory limitations. The liability related to these grants reflects the current estimate of performance that will be achieved and the current common stock price.
As of March 31, 2018, based on current estimates of future performance, $13 million of unrecognized compensation cost related to performance-based awards is expected to be recognized through the first quarter of 2020 and $43 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized primarily through the first quarter of 2021.

11. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarters ended March 31, 2018 and 2017 are shown below:

	Quarter Ended March 31,
	Pensions		OPEB
(Millions of dollars)	2018	2017	2018	2017
Amount recognized in Operating Profit
Service cost	$12	$11	$—	$1
Amount recognized in Net pension and OPEB cost (benefit), excluding service cost
Interest cost	26	26	1	1
Expected return on plan assets	(42)	(40)	—	—
Net amortization and deferral	18	17	(1)	(1)
Curtailment gain (a)	—	—	—	(18)
	$2	$3	$—	$(18)
Net periodic benefit cost (benefit)	$14	$14	$—	$(17)

(a) The curtailment gain recorded in the first quarter of 2017 resulted from the termination of an OPEB plan in South America.
Praxair estimates that 2018 required contributions to its pension plans will be in the range of $15 million to $20 million, of which $4 million have been made through March 31, 2018.

12. Commitments and Contingencies
Contingent Liabilities
Praxair is subject to various lawsuits and government investigations that arise from time to time in the ordinary course of business. These actions are based upon alleged environmental, tax, antitrust and personal injury claims, among others. Praxair has strong defenses in these cases and intends to defend itself vigorously. It is possible that the company may incur losses in connection with some of these actions in excess of accrued liabilities. Management does not anticipate that in the aggregate such losses would have a material adverse effect on the company’s consolidated financial position or liquidity; however, it is possible that the final outcomes could have a significant impact on the company’s reported results of operations in any given period (see Note 17 to the consolidated financial statements of Praxair’s 2017 Annual Report on Form 10-K).
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

•
At March 31, 2018 the most significant non-income and income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $240 million. Praxair has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

•
On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines on all five companies. Originally, CADE imposed a civil fine of R$2.2 billion Brazilian reais (US$662 million) against White Martins, the Brazil-based subsidiary of Praxair, Inc. In response to a motion for clarification, the fine was reduced to R$1.7 billion Brazilian reais (US$511 million) due to a calculation error made by CADE. The amount of the fine is subject to indexation using SELIC. On September 2, 2010, Praxair issued a press release and filed a report on Form 8-K rejecting all claims and stating that the fine represents a gross and arbitrary disregard of Brazilian law.

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

13. Segments
For a description of Praxair’s operating segments, refer to Note 18 to the consolidated financial statements of Praxair’s 2017 Annual Report on Form 10-K.
Sales and operating profit by segment for the quarters ended March 31, 2018 and 2017 are shown below. 2017 segment operating profit has been reclassified to conform with current year presentation as a result of the adoption of new accounting guidance on the presentation of net periodic pension and postretirement benefit costs (see Note 1).

	Quarter Ended March 31,
(Millions of dollars)	2018	2017
SALES(a)
North America	$1,563	$1,458
Europe	428	356
South America	365	369
Asia	476	395
Surface Technologies	167	150
Total sales	$2,999	$2,728

	Quarter Ended March 31,
(Millions of dollars)	2018	2017
OPERATING PROFIT
North America	$406	$357
Europe	80	67
South America	54	48
Asia	104	75
Surface Technologies	28	26
Segment operating profit	672	573
Transaction costs and other charges (Note 2)	(19)	(6)
Total operating profit	$653	$567

(a)	Sales reflect external sales only. Intersegment sales, primarily from North America to other segments, were not material.

14. Equity and Redeemable Noncontrolling Interests
Equity
A summary of the changes in total equity for the quarters ended March 31, 2018 and 2017 is provided below:

	Quarter Ended March 31,
(Millions of dollars)	2018			2017
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$6,018	$493	$6,511	$5,021	$420	$5,441
Net income (a)	462	9	471	389	15	404
Other comprehensive income (loss)	118	11	129	315	5	320
Noncontrolling interests:
Additions (reductions)	—	6	6	—	—	—
Dividends and other capital changes	—	(3)	(3)	—	(4)	(4)
Redemption value adjustments	(2)	—	(2)	—	—	—
Dividends to Praxair, Inc. common stock holders ($0.825 per share in 2018 and $0.7875 per share in 2017)	(237)	—	(237)	(225)	—	(225)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	2	—	2	2	—	2
For employee savings and incentive plans	3	—	3	15	—	15
Purchases of common stock	—	—	—	—	—	—
Share-based compensation	4	—	4	12	—	12
Balance, end of period	$6,368	$516	$6,884	$5,529	$436	$5,965

(a)
Net income for noncontrolling interests excludes Net income related to redeemable noncontrolling interests of $1 million for three months ended March 31,2018 (net income was insignificant for the same time period in 2017) which is not part of total equity (see redeemable noncontrolling interests section below).

The components of AOCI are as follows:

	March 31,	December 31,
(Millions of dollars)	2018	2017
Cumulative translation adjustment - net of taxes:
North America	$(853)	$(885)
South America	(2,011)	(2,004)
Europe	(384)	(398)
Asia	(95)	(151)
Surface Technologies	(8)	(17)
	(3,351)	(3,455)
Derivatives - net of taxes	(1)	(1)
Pension / OPEB funded status obligation (net of $343 million and $347 million tax benefit in March 31, 2018 and December 31, 2017, respectively)	(628)	(642)
	$(3,980)	$(4,098)

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
At March 31, 2018 and 2017, redeemable noncontrolling interests includes one packaged gas distributor in the United States where the noncontrolling shareholder has a put option.
Following is a summary of the changes in redeemable noncontrolling interests for the three months ended March 31, 2018 and 2017:

(Millions of dollars)	2018	2017
Balance, January 1	$11	$11
Net income	1	—
Distributions to noncontrolling interest and other	(1)	(1)
Redemption value adjustments/accretion	2	—
Balance, March 31	$13	$10

15. Revenue Recognition

Effective January 1, 2018, Praxair adopted the FASB's Accounting Standards Update No. 2014-09 ("ASC 606") relating to Revenue Recognition using the modified retrospective transition method. The new accounting standard requires revenue to be recognized as control of goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled to receive in exchange for the goods or services. No material differences in revenue recognition were identified as compared to the Company's historical revenue recognition accounting; accordingly, there is no adjustment to opening retained earnings at January 1, 2018 and therefore no need to present comparable revenue in accordance with the prior accounting policy. The following sections include updated accounting policies and disclosures required by ASC 606. Praxair's significant accounting policies for periods through December 31, 2017 are summarized in Note 1 to its 2017 Annual Report on Form 10-K.
Contracts with Customers
Approximately 94% of Praxair’s consolidated sales are generated from industrial gases and related products in four geographic segments (North America, Europe, South America and Asia) and the remaining 6% is related to the global surface technologies segment. Praxair serves a diverse group of industries including healthcare, petroleum refining, manufacturing, food, beverage carbonation, fiber-optics, steel making, aerospace, chemicals and water treatment.
Industrial Gases
Within each of the Company’s geographic segments for industrial gases, there are three basic distribution methods: (i) on-site or tonnage; (ii) merchant or bulk liquid; and (iii) packaged or cylinder gases. The distribution method used by Praxair to supply a customer is determined by many factors, including the customer’s volume requirements and location. The distribution method generally determines the contract terms with the customer and, accordingly, the revenue recognition accounting practices. Praxair’s primary products in its industrial gases business are atmospheric gases (oxygen, nitrogen, argon, rare gases) and process gases (carbon dioxide, helium, hydrogen, electronic gases, specialty gases, acetylene). These products are generally sold through one of the three distribution methods.
Following is a description of each of the three industrial gases distribution methods and the respective revenue recognition policies:
On-site. Customers that require the largest volumes of product and that have a relatively constant demand pattern are supplied by cryogenic and process gas on-site plants. Praxair constructs plants on or adjacent to these customers’ sites and supplies the product directly to customers by pipeline. Where there are large concentrations of customers, a single pipeline may be connected to several plants and customers. On-site product supply contracts generally are total requirement contracts with terms typically ranging from 10-20 years and contain minimum purchase requirements and price escalation provisions. Many of the cryogenic on-site plants also produce liquid products for the merchant market. Therefore, plants are typically not dedicated to a single customer. Additionally, Praxair is responsible for the design, construction, operations and maintenance of the plants and our customers typically have no involvement in these activities. Advanced air separation processes also allow on-site delivery to customers with smaller volume requirements.

The Company’s performance obligations related to on-site customers are satisfied over time as customers receive and obtain control of the product. Praxair has elected to apply the practical expedient for measuring progress towards the completion of a performance obligation and recognizes revenue as the company has the right to invoice each customer, which generally corresponds with product delivery. Accordingly, revenue is recognized when product is delivered to the customer and the Company has the right to invoice the customer in accordance with the contract terms. Consideration in these contracts is generally based on pricing which fluctuates with various price indices. Variable components of consideration exist within on-site contracts but are considered constrained.
Merchant. Merchant deliveries generally are made from Praxair’s plants by tanker trucks to storage containers at the customer's site. Due to the relatively high distribution cost, merchant oxygen and nitrogen generally have a relatively small distribution radius from the plants at which they are produced. Merchant argon, hydrogen and helium can be shipped much longer distances. The customer agreements used in the merchant business are usually three-to seven-year supply agreements based on the requirements of the customer. These contracts generally do not contain minimum purchase requirements or volume commitments.
The Company’s performance obligations related to merchant customers are generally satisfied at a point in time as the customers receive and obtain control of the product. Revenue is recognized when product is delivered to the customer and the Company has the right to invoice the customer in accordance with the contract terms. Any variable components of consideration within merchant contracts are constrained however this consideration is not significant.
Packaged Gases. Customers requiring small volumes are supplied products in containers called cylinders, under medium to high pressure. Praxair distributes merchant gases from its production plants to Company-owned cylinder filling plants where cylinders are then filled for distribution to customers. Cylinders may be delivered to the customer’s site or picked up by the customer at a packaging facility or retail store. Praxair invoices the customer for the industrial gases and the use of the cylinder container(s). The Company also sells hardgoods and welding equipment purchased from independent manufacturers. Packaged gases are generally sold under one to three-year supply contracts and purchase orders and do not contain minimum purchase requirements or volume commitments.
The Company’s performance obligations related to packaged gases are satisfied at a point in time. Accordingly, revenue is recognized when product is delivered to the customer or when the customer picks up product from a packaged gas facility or retail store, and the Company has the right to payment from the customer in accordance with the contract terms. Any variable consideration is constrained and will be recognized when the uncertainty related to the consideration is resolved.
Surface Technologies
The company’s surface technologies segment, operated through Praxair Surface Technologies, Inc., supplies wear-resistant and high-temperature corrosion-resistant metallic and ceramic coatings and powders. Praxair Surface Technologies is a leading global supplier of coatings services and thermal spray consumables to customers in the aircraft, energy, printing, primary metals, petrochemical, textile, and other industries. Its coatings are used to provide wear resistance, corrosion protection, thermal insulation, and many other surface-enhancing functions which serve to extend component life, enable optimal performance, and reduce operating costs. It also manufactures a complete line of electric arc, plasma and wire spray, and high-velocity oxy-fuel ("HVOF") equipment.
The Company’s performance obligation related to surface technologies customers are generally satisfied at a point in time when the customer receives and takes control of product. Accordingly, revenue is recognized when product is delivered to the customer or when the customer picks up the product from the Company’s facility, and the Company has the right to invoice the customer in accordance with the contract terms.
Payment Terms and Other
Praxair generally receives payment after performance obligations are satisfied, and customer prepayments are not typical. Payment terms vary based on the country where sales originate and local customary payment practices. Praxair does not offer extended financing outside of customary payment terms. Contract asset and liability balances and the changes in these balances are not material. Amounts billed for sales and use taxes, value-added taxes, and certain excise and other specific transactional taxes imposed on revenue producing transactions are presented on a net basis and are not included in sales within the consolidated statement of income. Additionally, sales returns and allowances are not a normal practice in the industry and are not significant.
Disaggregated Revenues Information
As described above and in Note 18 of the 2017 10-K, the Company manages its industrial gases business on a geographic basis, while the surface technologies business is managed on a global basis. Further, the Company believes that reporting sales by distribution method by reportable geographic segment best illustrates the nature, timing, type of customer, and contract terms for its revenues, including terms and pricing.

The following table shows sales by distribution method for each reportable segment and at the consolidated level for the quarter ended March 31, 2018.

(Dollars in Millions)	Industrial Gases
Sales	North America	Europe	South America	Asia	Surface Technologies	Total	%

Merchant	$573	$148	$143	$147	$—	$1,011	34%
On-Site	460	80	114	246	—	900	30%
Packaged Gas	493	181	98	54	—	826	27%
Other	37	19	10	29	167	262	9%
	$1,563	$428	$365	$476	$167	$2,999	100%

Remaining Performance Obligations
As described above, Praxair’s contracts with on-site customers are under long-term supply arrangements which generally require the customer to purchase their requirements from Praxair and also have minimum purchase requirements. The Company estimates the consideration related to minimum purchase requirements is approximately $17 billion. This amount excludes all sales above minimum purchase requirements, which can be significant depending on customer needs. In the future, actual amounts will be different due to impacts from several factors, many of which are beyond the Company’s control including, but not limited to, timing of newly signed, terminated and renewed contracts, inflationary price escalations, currency exchange rates, and pass-through costs related to natural gas and electricity. The actual duration of long-term supply contracts ranges up to twenty years. The Company estimates that approximately half of the revenue related to minimum purchase requirements are estimated to be earned in the next five years and the remaining thereafter.

Note 16. Income Taxes

U.S. Tax Cuts and Jobs Act (Tax Act)
On December 22, 2017 the U.S. government enacted the Tax Cuts and Jobs Act (Tax Act). This comprehensive tax legislation significantly revises the U.S. corporate income tax rules by, among other things, lowering the corporate income tax rate from 35% to 21%, implementing a territorial tax system and imposing a one-time tax on accumulated earnings of foreign subsidiaries. Given the substantial uncertainties surrounding the Tax Act and the short period of time between December 22, 2017 and December 31, 2017 to calculate the U.S. Federal, U.S. state, and non-U.S. tax impacts of the Tax Act, the Company is accounting for its income tax charge on a provisional (estimated) basis as allowed by SEC Staff Accounting Bulletin No. 118. In 2017, the Company recorded a net provisional income tax charge of $394 million with three main components: (i) an estimated $467 million U.S. federal and state tax charge for deemed repatriation of accumulated foreign earnings; (ii) an estimated $260 million charge for foreign withholding taxes related to anticipated future repatriation of foreign earnings; and (iii) an estimated $333 million deferred tax benefit for the revaluation of net deferred tax liabilities from 35% to the new 21% tax rate. Refer to Note 5 to the consolidated financial statements of Praxair's 2017 Annual Report on Form 10-K.
During 2018, the Company will continue to evaluate the Tax Act, additional guidance from the Internal Revenue Service, its historical foreign earnings and taxes and other items that could impact its net provisional tax charge. Additionally, the Company will continue to review its foreign capital structures, organizational cash needs and the foreign withholding tax cost of planned repatriation. As new information becomes available, the Company will update its provisional estimate and record any changes to its income tax expense at that time. As of March 31, 2018, there have been no adjustments to the net provisional income tax charge recognized in 2017.

17. Proposed Business Combination with Linde AG

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

Linde plc has also filed an offer document with the German Federal Financial Supervisory Authority (Bundesanstalt fuer Finanzdienstleistungsaufsicht) (“BaFin”) which was approved for publication by BaFin on August 14, 2017 and published by Linde plc on August 15, 2017. Pursuant to the offer document, Linde plc made an offer to exchange each issued and outstanding no-par value bearer share of Linde AG for 1.540 ordinary shares of Linde plc (the “Exchange Offer”). In addition, Zamalight Subco, Inc., an indirect wholly-owned Delaware subsidiary of Linde plc, will merge with and into Praxair, Inc., with Praxair, Inc. surviving the merger (the “Merger”, and together with the Exchange Offer, the “Business Combination”). In the Merger, each share of Praxair, Inc. common stock will be converted into the right to receive one Linde plc ordinary share. Praxair Inc.’s stockholders approved the Merger at Praxair Inc.’s special meeting held on September 27, 2017, and on November 24, 2017, the tender period for the Exchange Offer expired with approximately 92% of all Linde AG shares entitled to voting rights being tendered. The parties currently expect the Business Combination to be completed in the second half of 2018. Upon completion of the business combination, Linde plc will apply to list its ordinary shares on the New York Stock Exchange and the Frankfurt Stock Exchange, and will seek inclusion in the S&P 500 and DAX 30 indices.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides summary data for the quarter ended March 31, 2018 and 2017:

	Quarter Ended March 31,
(Dollar amounts in millions, except per share data)	2018	2017 (c)	Variance
Reported Amounts
Sales	$2,999	$2,728	10%
Cost of sales, exclusive of depreciation and amortization	$1,677	$1,549	8%
Gross margin (a)	$1,322	$1,179	12%
As a percent of sales	44.1%	43.2%
Selling, general and administrative	$310	$290	7%
As a percent of sales	10.3%	10.6%
Depreciation and amortization	$311	$287	8%
Transaction costs and other charges (b)	$19	$6
Other income (expense) - net	$(5)	$(6)
Operating profit	$653	$567	15%
Operating margin	21.8%	20.8%
Interest expense - net	$46	$41	12%
Net pension and OPEB cost (benefit), excluding service cost	$2	$(15)
Effective tax rate	24.5%	27.5%
Income from equity investments	$15	$12	25%
Noncontrolling interests	$(10)	$(15)	(33)%
Net income - Praxair, Inc.	$462	$389	19%
Diluted earnings per share	$1.59	$1.35	18%
Diluted shares outstanding	290,809	287,384	1%
Number of employees	26,550	26,420
Adjusted Amounts (b)
Operating profit	$672	$573	17%
Operating margin	22.4%	21.0%
Effective tax rate	24.0%	27.2%
Noncontrolling interests	$(9)	$(15)	(40)%
Net income - Praxair, Inc.	$480	$395	22%
Diluted earnings per share	$1.65	$1.37	20%
Other Financial Data (b)
EBITDA	$979	$866
EBITDA Margin	32.6%	31.7%
Adjusted EBITDA	$998	$872
Adjusted EBITDA Margin	33.3%	32.0%

(a)	Gross margin excludes depreciation and amortization expense.

(b)
Adjusted amounts and other financial data are non-GAAP performance measures. A reconciliation of reported amounts to adjusted amounts and other financial data can be found in the "Non-GAAP Financial Measures" section of this MD&A. See Note 2 to the condensed consolidated financial statements.

(c)
Prior period information has been reclassified to conform with current year presentation as a result of the adoption of new accounting guidance on the presentation of net periodic pension and postretirement benefit costs. See Note 1 to the condensed consolidation financial statements.

Consolidated Results

In the first quarter of 2018, Praxair’s sales were $2,999 million, 10% above the prior–year quarter. Excluding favorable currency translation sales growth of 7% was driven by higher volumes across all segments, including new project start-ups, and price attainment. Reported operating profit for the first quarter of 2018 of $653 million, 21.8% of sales, was 15% above $567 million in the prior-year quarter. Operating profit included transaction and other costs of $19 million primarily related to the potential Linde merger. Excluding these costs, adjusted operating profit was $672 million, 22.4% of sales and 17% above the 2017 adjusted first quarter driven by higher volumes and price. The company's EBITDA margin was 32.6% and adjusted EBITDA margin was 33.3%. The reported effective tax rate ("ETR") was 24.5% versus 27.5% in the first quarter of 2017. The adjusted ETR was 24.0% versus 27.2% in the first quarter of 2017, reflecting the impact of U.S. tax reform. Diluted earnings per share ("EPS") was $1.59, 18% above reported EPS of $1.35 in the first quarter of 2017. On an adjusted basis, EPS was $1.65, 20% above the 2017 EPS of $1.37, driven by higher adjusted net income and a lower adjusted ETR.
Outlook

Diluted EPS for the second quarter of 2018 is expected to be in the range of $1.67 to $1.72 excluding transaction costs related to the potential Linde merger. The effective tax rate is estimated to be in the range of 23% to 25%.

The company’s core business is to build, own, and operate industrial gas plants in order to supply atmospheric and process gases to customers. As such, Praxair believes that its backlog is one indicator of future sales growth. At March 31, 2018, Praxair’s backlog of 16 large projects under construction was $1.5 billion. This represents the total estimated capital cost of large plants under construction. These plants will supply customers in the energy, chemical, manufacturing, and electronics end-markets.

Praxair provides quarterly updates on operating results, material trends that may affect financial performance, and financial earnings guidance via quarterly earnings releases and investor teleconferences. These updates are available on the company’s website, www.praxair.com, but are not incorporated herein.

Results of Operations
The changes in consolidated sales and operating profit compared to the prior year are attributable to the following:

	Quarter Ended March 31, 2018 vs. 2017
	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume	5%	10%
Price/Mix	2%	8%
Cost pass-through	—%	—%
Currency	3%	3%
Acquisitions/divestitures	—%	—%
Other	—%	(6)%
Reported	10%	15%
Add: Transaction costs and other charges	—%	2%
Adjusted	10%	17%
The following tables provide sales by end-market and distribution method:

	Quarter Ended March 31,
	% of Sales		% Change*
	2018	2017
Sales by End Markets
Manufacturing	23%	23%	6%
Metals	17%	17%	9%
Energy	11%	12%	1%
Chemicals	11%	10%	14%
Electronics	9%	9%	10%
Healthcare	8%	8%	6%
Food & Beverage	9%	9%	6%
Aerospace	3%	3%	8%
Other	9%	9%	—%
	100%	100%
 * Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended March 31,
	% of Sales
	2018	2017
Sales by Distribution Method
On-Site	30%	30%
Merchant	34%	34%
Packaged Gas	27%	27%
Other	9%	9%
	100%	100%

Sales increased $271 million, or 10%, for the first quarter versus the respective 2017 period. Favorable currency translation, primarily in Europe, increased sales by 3%. Volume growth contributed 5% to sales driven by higher volumes in North America and Asia, including new project start-ups. Higher overall pricing across all segments contributed 2% to sales.

Gross margin increased $143 million, or 12%, for the first quarter of 2018 versus the respective 2017 period, primarily due to higher volumes and price. Gross margin as a percentage of sales increased to 44.1% from 43.2% for the first quarter of 2018 versus the respective 2017 period.

Selling, general and administrative expense ("SG&A") increased $20 million, or 7%, for the first quarter of 2018 versus the respective 2017 period. Currency impacts increased SG&A $9 million for the quarter. Excluding currency effects, SG&A was higher driven by cost inflation partially offset by cost reduction actions.

Depreciation and amortization expense increased $24 million, or 8%, for the first quarter of 2018 versus the respective 2017 period. Currency impacts increased depreciation and amortization by $10 million. Excluding currency effects, depreciation and amortization expense increased $14 million primarily driven by large project start-ups.

Praxair recorded transaction costs and other charges of $19 million and $6 million in the first quarters of 2018 and 2017, respectively, primarily related to the potential merger (refer to Note 2 to the condensed consolidated financial statements).

Other income (expense) – net was $5 million expense for the 2018 first quarter compared to $6 million expense for the 2017 first quarter. In Asia, the first quarter of 2018 included a $22 million asset impairment charge, offset by a litigation settlement gain.

Reported operating profit increased $86 million, or 15%, for the first quarter of 2018 versus the respective 2017 period. The first quarters of 2018 and 2017 include $19 million and $6 million, respectively, of transaction costs and other charges primarily related to the potential merger. Excluding these charges, adjusted operating profit increased $99 million, or 17%, for the first quarter of 2018 versus the respective 2017 period driven by higher volumes and price.

Interest expense-net increased $5 million, or 12%, for the first quarter of 2018 versus the respective 2017 periods. This increase was primarily attributable to lower capitalized interest.

The reported effective tax rate ("ETR") for the first quarter of 2018 and 2017 was 24.5% and 27.5%, respectively. The reported ETR for the first quarter of 2018 includes transaction costs and other charge of $19 million ($17 million after-tax) related to the potential merger. The reported ETR for the 2017 quarter includes $6 million of non-deductible transaction costs related to the potential merger. Excluding these impacts, on an adjusted basis the ETR for the first quarters of 2018 and 2017 was 24.0% and 27.2%, respectively. The decrease was driven primarily by the impact of the U.S. Tax Cuts and Jobs act enacted in the fourth quarter of 2017 (see Note 16 to the condensed consolidated financial statements).

Income from equity investments for the first quarter of 2018 and 2017 was $15 million and $12 million, respectively, largely in China and Italy.

At March 31, 2018, non-controlling interests consisted primarily of non-controlling shareholders' investments in Asia (primarily China), Europe (primarily Italy) and surface technologies. Reported non-controlling interests decreased $5 million for the first quarter of 2018 versus the respective 2017 period as higher earnings were more than offset by the impact of an asset impairment charge.

Reported Net income-Praxair, Inc. increased $73 million, or 19%, for the first quarter of 2018 versus the respective 2017 period. Included within the first quarter of 2018 were transaction costs and other charges of $18 million after-tax and noncontrolling interests. Included within the first quarter 2017 were transaction costs and other charges of $6 million after-tax (see Note 2 to the condensed consolidated financial statements). Excluding these charges, adjusted Net income-Praxair, Inc increased $85 million, or 22%, for the first quarter of 2018 due to higher adjusted operating profit and a lower effective tax rate.

Reported Earnings per share of $1.59 increased $0.24, or 18%, for the first quarter of 2018 versus the respective 2017 period. Included within the 2018 and 2017 first quarters were charges of $0.06 and $0.02, respectively, for transaction costs and other charges related primarily to the potential merger (see Note 2 to the condensed consolidated financial statements). Excluding these charges, adjusted EPS increased $0.28, or 20% for the first quarter of 2018 versus prior year primarily due to higher adjusted net income.

The number of employees at March 31, 2018 was 26,550, an increase of 130 employees from March 31, 2017.

Other Financial Data

EBITDA increased $113 million to $979 million for the first quarter 2018 from $866 million for the first quarter 2017. Adjusted EBITDA increased $126 million to $998 million for the first quarter 2018 from $872 million for the first quarter 2017. The increase in EBITDA and adjusted EBITDA in the quarter is primarily due to higher net income plus depreciation and amortization on both a reported and adjusted basis versus the prior year periods.

See the "Non-GAAP Financial Measures" section below for definitions and reconciliations of these non-GAAP measures to reported GAAP amounts.
Other Comprehensive Income (Loss)

Other comprehensive income for the three months ended March 31, 2018 of $129 million resulted primarily from currency translation adjustments. The translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars. Generally, positive translation adjustments result from the weakening of the U.S. dollar against most major currencies, while negative translation adjustments result from a strengthening of the U.S. dollar. See the "Currency" section of the MD&A for exchange rates used for translation purposes and Note 14 to the condensed consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income by segment.

Retirement Benefits

The net periodic benefit cost for pension and OPEB plans was a $14 million cost for the quarter ended March 31, 2018 versus a $3 million benefit in the respective 2017 period. The increase in expense versus the prior year for the three months ended March 31, 2018 is related to a curtailment gain recorded in the first quarter of 2017 on a South American OPEB plan for $18 million (see Note 11 to the condensed consolidated financial statements).

Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows.

	Quarter Ended March 31,
(Dollar amounts in millions)	2018	2017*	Variance
SALES
North America	$1,563	$1,458	7%
Europe	428	356	20%
South America	365	369	(1)%
Asia	476	395	21%
Surface Technologies	167	150	11%
	$2,999	$2,728	10%
OPERATING PROFIT
North America	$406	$357	14%
Europe	80	67	19%
South America	54	48	13%
Asia	104	75	39%
Surface Technologies	28	26	8%
Segment operating profit	672	573	17%
Transaction costs and other charges	(19)	(6)
Total operating profit	$653	$567	15%

* Prior period segment operating profit has been reclassified to conform with current year presentation as a result of the adoption of new accounting guidance on the presentation of net periodic pension and postretirement benefit costs. See Note 1 to the condensed consolidation financial statements.

North America

	Quarter Ended March 31,
	2018	2017	Variance
Sales	$1,563	$1,458	7%
Cost of sales, exclusive of depreciation and amortization	806	775
Gross margin	757	683
Operating expenses	189	172
Depreciation and amortization	162	154
Operating profit	$406	$357	14%
Margin %	26.0%	24.5%

	Quarter Ended March 31, 2018 vs. 2017
	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume	4%	11%
Price/Mix	2%	7%
Cost pass-through	—%	—%
Currency	1%	1%
Acquisitions/divestitures	—%	—%
Other	—%	(5)%
	7%	14%
The following tables provide sales by end-market and distribution method:

	Quarter Ended March 31,
	% of Sales		% Change*
	2018	2017
Sales by End Markets
Manufacturing	30%	29%	6%
Metals	12%	12%	8%
Energy	17%	18%	(2)%
Chemicals	10%	9%	22%
Electronics	5%	5%	20%
Healthcare	7%	7%	8%
Food & Beverage	10%	10%	8%
Aerospace	2%	2%	9%
Other	7%	8%	(5)%
	100%	100%
 * Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended March 31,
	% of Sales
	2018	2017
Sales by Distribution Method
On- Site	29%	30%
Merchant	37%	37%
Packaged Gas	32%	30%
Other	2%	3%
	100%	100%

North America segment sales increased $105 million, or 7% in the first quarter of 2018 as compared to prior year. Favorable currency translation increased sales by 1% in the quarter. Excluding currency, sales were 6% above the prior-year quarter primarily due to higher volumes to most end-markets and higher pricing.

North America segment operating profit increased $49 million, or 14% in the first quarter of 2018 as compared to the prior-year quarter driven by higher volumes and pricing.

Europe

	Quarter Ended March 31,
	2018	2017	Variance %
Sales	$428	$356	20%
Cost of sales, exclusive of depreciation and amortization	248	201
Gross margin	180	155
Operating expenses	54	48
Depreciation and amortization	46	40
Operating profit	$80	$67	19%
Margin %	18.7%	18.8%

	Quarter Ended March 31, 2018 vs. 2017
	% Change	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume	2%	5%
Price/Mix	1%	7%
Cost pass-through	2%	—%
Currency	15%	16%
Acquisitions/divestitures	—%	—%
Other	—%	(9)%
	20%	19%

The following tables provide sales by end-market and distribution method:

	Quarter Ended March 31,
	% of Sales		% Change*
	2018	2017
Sales by End Markets
Manufacturing	21%	21%	6%
Metals	17%	17%	9%
Energy	4%	4%	(6)%
Chemicals	12%	13%	4%
Electronics	8%	7%	9%
Healthcare	12%	12%	6%
Food & Beverage	13%	13%	8%
Aerospace	1%	1%	—
Other	12%	12%	(1)%
	100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures

	Quarter Ended March 31,
	% of Sales
	2018	2017
Sales by Distribution Method
On- Site	19%	19%
Merchant	35%	35%
Packaged Gas	42%	41%
Other	4%	5%
	100%	100%

Europe segment sales increased by $72 million, or 20% in the first quarter of 2018 as compared to the prior year. Favorable currency translation increased sales by 15%. Cost pass-through increased sales by 2% in the quarter with minimal impact on operating profit. Excluding currency and cost pass-through, sales increased 3% in the quarter driven by higher volumes and higher price.

Europe segment operating profit increased by $13 million, or 19% in the first quarter of 2018 as compared to the prior year. Favorable currency translation increased operating profit by 16%. Excluding currency translation, operating profit increased 3% driven by higher volumes and price partially offset by cost inflation.

South America

	Quarter Ended March 31,
	2018	2017	Variance
Sales	$365	$369	(1)%
Cost of sales, exclusive of depreciation and amortization	219	228
Gross margin	146	141
Operating expenses	51	54
Depreciation and amortization	41	39
Operating profit	$54	$48	13%
Margin %	14.8%	13.0%

	Quarter Ended March 31, 2018 vs. 2017
	% Change	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume	1%	(2)%
Price/Mix	1%	10%
Cost pass-through	—%	—%
Currency	(3)%	(5)%
Acquisitions/divestitures	—%	—%
Other	—%	10%
	(1)%	13%

The following tables provide sales by end-market and distribution method:

	Quarter Ended March 31,
	% of Sales		% Change*
	2018	2017
Sales by End Markets
Manufacturing	17%	18%	(1)%
Metals	31%	29%	4%
Energy	2%	2%	(4)%
Chemicals	9%	10%	—%
Electronics	—%	—%	—%
Healthcare	18%	19%	3%
Food & Beverage	13%	14%	1%
Aerospace	—%	—%	—%
Other	10%	8%	11%
	100%	100%
 * - Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended March 31,
	% of Sales
	2018	2017
Sales by Distribution Method
On- Site	31%	31%
Merchant	39%	39%
Packaged Gas	27%	28%
Other	3%	2%
	100%	100%

South America segment sales decreased $4 million, or 1% in the first quarter of 2018 as compared to the prior year. Unfavorable currency impacts decreased sales by 3% in the quarter driven by the weakening of the Brazilian real and Argentine peso against the U.S. dollar. Excluding currency in the quarter, sales increased 2% driven by higher price and higher volumes largely to the metals and healthcare end-markets.

South America segment operating profit increased $6 million, or 13% in the first quarter of 2018 versus the prior year as higher price and lower costs were only partially offset by unfavorable product sales mix.

Asia

	Quarter Ended March 31,
	2018	2017	Variance
Sales	$476	$395	21%
Cost of sales, exclusive of depreciation and amortization	294	249
Gross margin	182	146
Operating expenses	26	27
Depreciation and amortization	52	44
Operating profit	$104	$75	39%
Margin %	21.8%	19.0%

	Quarter Ended March 31, 2018 vs. 2017
	% Change	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume	11%	18%
Price/Mix	3%	14%
Cost pass-through	—%	—%
Currency	7%	7%
Acquisitions/divestitures	—%	—%
Other	—%	—%
	21%	39%
The following tables provide sales by end-market and distribution method:

	Quarter Ended March 31,
	% of Sales		% Change*
	2018	2017
Sales by End Markets
Manufacturing	9%	8%	28%
Metals	27%	26%	18%
Energy	5%	3%	95%
Chemicals	15%	15%	11%
Electronics	33%	35%	6%
Healthcare	1%	1%	(4)%
Food & Beverage	2%	2%	(10)%
Aerospace	—%	—%	—%
Other	8%	10%	5%
	100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures

	Quarter Ended March 31,
	% of Sales
	2018	2017
Sales by Distribution Method
On- Site	52%	51%
Merchant	31%	29%
Packaged Gas	11%	14%
Other	6%	6%
	100%	100%
Asia segment sales increased $81 million, or 21% in the first quarter of 2018 as compared to the prior year. Favorable currency translation increased sales by 7% in the quarter. Volume growth of 11% in the quarter was primarily attributable to base volume growth in China, Korea and India and new project start-ups in China and Korea. Higher price increased sales by 3% in the quarter primarily driven by China. Sales growth was strongest in the metals, energy and electronics end-markets.
Asia segment operating profit increased $29 million, or 39% in the first quarter of 2018 as compared to the prior year driven by higher volumes and price. Favorable currency translation increased operating profit by 7%. Operating profit for the first quarter included a included a $22 million asset impairment charge, offset by a litigation settlement gain.

Surface Technologies

	Quarter Ended March 31,
	2018	2017	Variance
Sales	$167	$150	11%
Cost of sales, exclusive of depreciation and amortization	110	96
Gross margin	57	54
Operating expenses	19	18
Depreciation and amortization	10	10
Operating profit	$28	$26	8%
Margin %	16.8%	17.3%

	Quarter Ended March 31, 2018 vs. 2017
	% Change	% Change
	Sales	Operating Profit
Factors Contributing to Changes
Volume/Price	6%	12%
Cost pass-through	—%	—%
Currency	5%	4%
Acquisitions/divestitures	—%	—%
Other	—%	(8)%
	11%	8%

The following table provides sales by end-market:

	Quarter Ended March 31,
	% of Sales		% Change*
	2018	2017
Sales by End Markets
Manufacturing	12%	11%	11%
Metals	8%	8%	1%
Energy	19%	19%	3%
Chemicals	2%	2%	12%
Electronics	1%	1%	—%
Healthcare	—%	—%	—%
Food & Beverage	3%	4%	(9)%
Aerospace	44%	44%	8%
Other	11%	11%	5%
	100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures
Surface Technologies segment sales increased $17 million, or 11% in the first quarter of 2018 as compared to the prior year. Currency translation impacts increased sales by 5% for the quarter, primarily driven by the British pound and the Euro. Excluding currency impacts, sales increased 6% in the quarter due to higher volumes to the aerospace end-market and higher price.

Surface Technologies segment operating profit increased $2 million, or 8% in the first quarter of 2018 as compared to the prior year. Excluding currency impacts, operating profit increased 4% for the quarter due to increased volumes and price, partially offset by higher costs related to project ramp up costs.

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
To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2018 Consolidated Sales	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		March 31,	December 31,
Currency		2018	2017	2018	2017
Euro	14%	0.81	0.94	0.81	0.83
Brazilian real	10%	3.25	3.14	3.32	3.31
Canadian dollar	7%	1.26	1.32	1.29	1.26
Chinese yuan	7%	6.36	6.89	6.28	6.51
Mexican peso	5%	18.71	20.26	18.18	19.66
Korean won	4%	1,072	1,153	1,064	1,067
India rupee	3%	64.37	67.00	65.18	63.87
Argentine peso	1%	19.68	15.66	20.15	18.65
British pound	1%	0.72	0.81	0.71	0.74
Norwegian krone	1%	7.84	8.43	7.84	8.20

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Three months ended March 31,
	2018	2017
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (including noncontrolling interests)	$472	$404
Non-cash charges (credits):
Add: Depreciation and amortization	311	287
Add: Deferred income taxes	11	22
Add: Share-based compensation	4	12
Add: Transaction costs and other charges, net of payments (a)	14	6
Net income adjusted for non-cash charges	812	731
Less: Working capital	(170)	(106)
Less: Pension contributions	(4)	(3)
Other	50	88
Net cash provided by operating activities	$688	$710
INVESTING ACTIVITIES
Capital expenditures	(325)	(327)
Acquisitions, net of cash acquired	—	(1)
Divestitures and asset sales	7	4
Net cash used for investing activities	$(318)	$(324)
FINANCING ACTIVITIES
Debt increase (decrease) - net	(215)	(173)
Issuances (purchases) of common stock - net	29	15
Cash dividends - Praxair, Inc. shareholders	(237)	(225)
Noncontrolling interest transactions and other	(6)	(13)
Net cash provided by (used for) financing activities	$(429)	$(396)

Effect of exchange rate changes on cash and cash equivalents	$(13)	$5
Cash and cash equivalents, end-of-period	$545	$519

(a) See Note 2 to the consolidated financial statements.
Cash Flow from Operations

Cash provided by operations of $688 million for the three months ended March 31, 2018 decreased $22 million, or 3%, versus 2017. The decrease was primarily attributable to timing of tax payments and timing of dividends from equity investments, primarily in China, which more than offset the increase from net income adjusted for non-cash charges.
Praxair estimates that total 2018 required contributions to its pension plans will be in the range of $15 million to $20 million, of which $4 million has been made through March 31, 2018. At a minimum, Praxair contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the amount and timing of discretionary contributions from year to year.

Investing
Net cash used for investing of $318 million for the three months ended March 31, 2018 decreased $6 million versus 2017.

Capital expenditures for the three months ended March 31, 2018 were $325 million, $2 million less than the prior year. Capital expenditures related primarily to investments in new plant and production equipment for growth and density. Approximately 65% of the capital expenditures were in North America.

Acquisition spend was immaterial for both the three months ended March 31, 2018 and 2017.

Divestitures and asset sales for the three months ended March 31, 2018 and 2017 were $7 million and $4 million, respectively.
Financing
Cash used by financing activities was $429 million for the three months ended March 31, 2018. Cash dividends of $237 million were higher than the prior year due to a 5% increase in quarterly dividends per share from 78.75 cents per share to 82.5 cents per share. Net issuances of common stock increased $14 million due primarily to fewer share repurchases. Noncontrolling interest transactions and other for the three months ended March 31, 2018 and 2017 were $6 million and $13 million, respectively.
In March 2018, Praxair repaid $500 million of 1.20% rate notes that became due.

Praxair's debt-to-capital ratio was 54.6% at March 31, 2018 versus 59.7% at March 31, 2017. This decrease was primarily attributable to a reduction in net debt of $552 million and an increase in equity due to earnings net of dividends declared. See the "Non-GAAP Financial Measures" section below for definitions and reconciliations of these non-GAAP measures to reported GAAP amounts.

Debt Covenants
Praxair’s $2.5 billion senior unsecured credit facility, $500 million 364-day revolving credit facility, and long-term debt agreements contain various covenants (refer to Note 5 to the condensed consolidated financial statements and Note 11 to the consolidated financial statements of Praxair’s 2017 Annual Report on Form 10-K). The only financial covenant requires Praxair not to exceed a maximum 70% leverage ratio, as defined in the agreements. For purposes of the leverage ratio calculation, consolidated shareholders' equity excludes changes in the cumulative foreign currency translation adjustments after June 30, 2011. At March 31, 2018 and December 31, 2017, the actual leverage ratio calculated in accordance with the agreements was 48% and 49%, respectively.
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
The non-GAAP measures in the following reconciliations are presented in the MD&A.

Adjusted Amounts

	Quarter Ended March 31,
(Dollar amounts in millions, except per share data)	2018	2017
Adjusted Operating Profit
Reported operating profit	$653	$567
Add: Transaction costs and other charges	19	6
Total adjustments	19	6
Adjusted operating profit	$672	$573
Reported percent change	15%
Adjusted percent change	17%
Adjusted Income Taxes and Effective Tax Rate
Reported income taxes	$148	$149
Add: Transaction costs and other charges	2	—
Total adjustments	2	—
Adjusted income taxes	$150	$149

Adjusted Effective Tax Rate
Reported income before income taxes and equity investments	$605	$541
Add: Transaction costs and other charges	19	6
Total adjustments	19	6
Adjusted income before income taxes and equity investments	$624	$547
Reported effective tax rate	24.5%	27.5%
Adjusted effective tax rate	24.0%	27.2%
Adjusted Noncontrolling Interests
Reported noncontrolling interests	$10	$15
Add: Cost reduction program	(1)	—
Total adjustments	(1)	—
Adjusted Noncontrolling Interests	$9	$15
Adjusted Net Income - Praxair, Inc.
Reported net income - Praxair, Inc.	$462	$389
Add: Transaction costs and other charges	17	6
Add: Cost reduction program	1	—
Total adjustments	18	6
Adjusted net income - Praxair, Inc.	$480	$395
Reported percent change	19%
Adjusted percent change	22%

Adjusted Diluted Earnings Per Share
Reported diluted EPS	$1.59	$1.35
Add: Transaction costs and other charges	0.06	0.02
Total adjustments	$0.06	$0.02
Adjusted diluted EPS	$1.65	$1.37
Reported percent change	18%
Adjusted percent change	20%

EBITDA, Adjusted EBITDA, EBITDA Margin and Adjusted EBITDA Margin
These measures are used by investors, financial analysts and management to assess a company’s profitability.

	Quarter Ended March 31,
	2018	2017
(Dollar amounts in millions)
Reported net income - Praxair, Inc.	$462	$389
Add: noncontrolling interest	10	15
Add: interest expense - net	46	41
Add: net pension and OPEB cost (benefit), excluding service cost	2	(15)
Add: income taxes	148	149
Add: depreciation and amortization	311	287
EBITDA	$979	$866

Adjustments:
Add: Transaction costs	$19	$6
ADJUSTED EBITDA	$998	$872

Reported Sales	$2,999	$2,728
EBITDA Margin	32.6%	31.7%
Adjusted EBITDA Margin	33.3%	32.0%

Net Debt, Capital and Debt-to-Capital Ratio
The debt-to-capital ratio is a measure used by investors, financial analysts and management to provide a measure of financial leverage and insights into how the company is financing its operations.

	Three Months Ended March 31,
	2018	2017
(Dollar amounts in millions)
Debt	$8,842	$9,368
Less: cash and cash equivalents	(545)	(519)
Net debt	8,297	8,849
Equity and redeemable noncontrolling interests
Redeemable noncontrolling interests	13	10
Praxair, Inc. shareholders’ equity	6,368	5,529
Noncontrolling interests	516	436
Total equity and redeemable noncontrolling interests	6,897	5,975
Capital	$15,194	$14,824
DEBT-TO-CAPITAL RATIO	54.6%	59.7%

Forward-looking Statements

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s reasonable expectations and assumptions as of the date the statements are made but involve risks and uncertainties. These risks and uncertainties include, without limitation: the expected timing and likelihood of the completion of the contemplated business combination with Linde AG, including the timing, receipt and terms and conditions of any required governmental and regulatory approvals that could reduce anticipated benefits or cause the parties to abandon the transaction; the occurrence of any event, change or other circumstances that could give rise to the termination of the business combination agreement; the ability to successfully complete the proposed business combination, including satisfying closing conditions; the success of the business following the proposed business combination; the ability to successfully integrate the Praxair and Linde businesses; the risk that the combined company may be unable to achieve expected synergies or that it may take longer or be more costly than expected to achieve those synergies; the performance of stock markets generally; developments in worldwide and national economies and other international events and circumstances; changes in foreign currencies and in interest rates; the cost and availability of electric power, natural gas and other raw materials; the ability to achieve price increases to offset cost increases; catastrophic events including natural disasters, epidemics and acts of war and terrorism; the ability to attract, hire, and retain qualified personnel; the impact of changes in financial accounting standards; the impact of changes in pension plan liabilities; the impact of tax, environmental, healthcare and other legislation and government regulation in jurisdictions in which the company operates, including the impact of the U.S. Tax Cuts and Jobs Act of 2017; the cost and outcomes of investigations, litigation and regulatory proceedings; the impact of potential unusual or non-recurring items; continued timely development and market acceptance of new products and applications; the impact of competitive products and pricing; future financial and operating performance of major customers and industries served; the impact of information technology system failures, network disruptions and breaches in data security; and the effectiveness and speed of integrating new acquisitions into the business. These risks and uncertainties may cause actual future results or circumstances to differ materially from the GAAP or adjusted projections or estimates contained in the forward-looking statements. The company assumes no obligation to update or provide revisions to any forward-looking statement in response to changing circumstances. The above listed risks and uncertainties are further described in Item 1A (Risk Factors) in the company's latest Annual Report on Form 10-K filed with the SEC and in the proxy statement/prospectus and the offering prospectus included in the Registration Statement on Form S-4 (which Registration Statement was declared effective on August 14, 2017) filed by Linde plc with the SEC which should be reviewed carefully. Please consider the company’s forward-looking statements in light of those risks.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Refer to Item 7A. to Part II of Praxair’s 2017 Annual Report on Form 10-K for discussion.
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
Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in Item 1a to Part I of Praxair’s 2017 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended March 31, 2018 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
January 2018	—	$—	—	$1,580
February 2018	—	$—	—	$1,580
March 2018	3	$158.56	3	$1,580
First Quarter 2018	3	$158.56	3	$1,580

(1)
On January 28, 2014, the Company's board of directors approved the repurchase of $1.5 billion of its common stock ("2014 program") which could take place from time to time on the open market (which could include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions.

(2)
As of March 31, 2018, the Company purchased $1,420 million of its common stock pursuant to the 2014 program, leaving an additional $80 million remaining authorized under the 2014 program. The 2014 program does not have any stated expiration date. In addition, on July 28, 2015, the Company’s board of directors approved the repurchase of $1.5 billion of its common stock (“2015 program”) which could take place from time to time on the open market (which could include the use of 10b5-1 trade plans) or through negotiated transactions, subject to market and business conditions. The 2015 program does not have any stated expiration date. The 2015 program is in addition to the 2014 program.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

	*10.01	Separation Agreement and General Release dated April 6, 2018, by and between Praxair, Inc. and Scott Telesz, Executive Vice President of Praxair

	12.01	Computation of Ratio of Earnings to Fixed Charges.

	31.01	Rule 13a-14(a) Certification

	31.02	Rule 13a-14(a) Certification

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

PRAXAIR, INC.

(Registrant)

Date: April 26, 2018	By: /s/ Kelcey E. Hoyt

Kelcey E. Hoyt
Vice President and Controller
(On behalf of the Registrant
and as Chief Accounting Officer)