Form 10-K/A
period 2017-12-31
PRAXAIR INC
filed 2018-04-30
CIK 884905

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                  to

Commission file number 1-11037

Praxair, Inc.

(exact name of Registrant as specified in its charter)

Praxair, Inc. 10 Riverview Drive Danbury, Connecticut 06810-6268 Tel. (203) 837-2000 (Address of principal executive offices)	State of incorporation: Delaware IRS identification number: 06-124 9050

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Registered on:
Common Stock ($0.01 par value)	New York Stock Exchange
1.50% Euro notes due 2020	New York Stock Exchange
1.20% Euro notes due 2024	New York Stock Exchange
1.625% Euro notes due 2025	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “ smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the 2017 Annual Report on Form 10-K) originally filed on February 28, 2018 (the “Original Filing”) by Praxair, Inc., a Delaware corporation (“Praxair” or the “Company”). Praxair is filing this Amendment to (A) add an executive officer biography of David P. Strauss in Part I, Item 1 in the subsection entitled “Executive Officers” to those executive officer biographies that were included in the Original Filing; and (B) present the information required by Item 11 (“Executive Compensation”) of Part III of Form 10-K because Praxair will not file a definitive proxy statement within 120 days of the end of the fiscal year ended December 31, 2017. Praxair will not file a definitive proxy statement within such time frame because, as Praxair publicly announced on January 29, 2018, the Board of Directors of Praxair has postponed the 2018 Annual Meeting of Shareholders given Praxair’s proposed business combination with Linde AG (“Linde”) pursuant to the Business Combination Agreement dated as of June 1, 2017, as amended, among Praxair, Linde, Linde plc and certain of their subsidiaries. As such, Praxair does not anticipate distributing a proxy statement to shareholders, from which certain information required by Part III would be incorporated by reference. Except for the executive officer biography that is being added in Part I, Item 1 (which Item 1 is being refiled in its entirety to include this biography), and except for Part III, Item 11- Executive Compensation that are being filed with this Amendment, all other information required by Part I, Item 1, and by Part III was filed with the Original Filing.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by Praxair’s principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.

Except as stated herein, no other changes to any of the information have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and, other than the information provided in Parts I, III and IV hereof, Praxair has not updated the disclosures contained in the Original Filing to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PRAXAIR, INC.

AMENDMENT NO. 1 TO

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

Praxair is a leading industrial gas company in North and South America and one of the largest worldwide. Praxair’s primary products in its industrial gases business are atmospheric gases (oxygen, nitrogen, argon, rare gases) and process gases (carbon dioxide, helium, hydrogen, electronic gases, specialty gases, acetylene). The company also designs, engineers, and builds equipment that produces industrial gases primarily for internal use. The company’s surface technologies segment, operated through Praxair Surface Technologies, Inc., supplies wear-resistant and high-temperature corrosion-resistant metallic and ceramic coatings and powders. Praxair’s sales were $11,437 million, $10,534 million, and $10,776 million for 2017, 2016, and 2015, respectively. Refer to Item 7, Management’s Discussion and Analysis, for a discussion of consolidated sales and Note 18 to the consolidated financial statements for additional information related to Praxair’s reportable segments.

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

Proposed Business Combination with Linde AG

On June 1, 2017, Praxair and Linde AG entered into a definitive Business Combination Agreement, as amended (the “Business Combination Agreement”), pursuant to which, among other things, Praxair and Linde AG agreed to combine their respective businesses through an all-stock transaction, and become subsidiaries of a new holding company incorporated in Ireland, Linde plc. Pursuant to the business combination agreement, Linde’s business will be brought under Linde plc through Linde plc’s offer to exchange Linde AG shares for Linde plc shares and Praxair’s business will be brought under Linde plc through a merger of an indirect wholly-owned Delaware subsidiary of Linde plc with and into Praxair, with Praxair surviving the merger. Praxair’s stockholders approved the merger at Praxair’s special meeting held on September 27, 2017, and on November 24, 2017, the tender period for the exchange offer expired with approximately 92% of all Linde AG shares entitled to voting rights being tendered.

Completion of the Business Combination remains subject to approval by requisite governmental regulators and authorities, including approvals under applicable competition laws. The parties currently expect the Business Combination to be completed in the second half of 2018. Refer to Item 1A. “Risk Factors” and Note 20 to the consolidated financial statements for further details.

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

Merchant. The merchant business is generally associated with distributable liquid oxygen, nitrogen, argon, carbon dioxide, hydrogen and helium. The deliveries generally are made from Praxair’s plants by tanker trucks to storage containers at the customer’s site which are owned and maintained by Praxair and leased to the customer. Due to distribution cost, merchant oxygen and nitrogen generally have a relatively small distribution radius from the plants at which they are produced. Merchant argon, hydrogen and helium can be shipped much longer distances. The customer agreements used in the merchant business are usually three-to seven-year requirement contracts.

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

Surface Technologies

Praxair Surface Technologies is a leading worldwide supplier of coating services and thermal spray consumables to customers in the aircraft, energy, printing, primary metals, petrochemical, textile, and other industries. Its coatings are used to provide wear resistance, corrosion protection, thermal insulation, and many other surface-enhancing functions which serve to extend component life, enable optimal performance, and reduce operating costs. It also manufactures a complete line of electric arc, plasma and wire spray, and high-velocity oxy-fuel (“HVOF”) equipment.

Inventories – Praxair carries inventories of merchant and cylinder gases, hardgoods and coatings materials to supply products to its customers on a reasonable delivery schedule. On-site plants and pipeline complexes have limited inventory. Inventory obsolescence is not material to Praxair’s business.

Customers – Praxair is not dependent upon a single customer or a few customers.

International – Praxair is a global enterprise with approximately 57% of its 2017 sales outside of the United States. It conducts industrial gases business through consolidated companies in Argentina, Bahrain, Belgium, Bolivia, Brazil, Canada, Chile, China, Colombia, Costa Rica, Denmark, Dominican Republic, France, Germany, India, Ireland, Italy, Japan, Mexico, the Netherlands, Norway, Panama, Paraguay, Peru, Portugal, Puerto Rico, Russia, South Korea, Spain, Sweden, Taiwan, Thailand, United Arab Emirates, the United Kingdom, and Uruguay. Societa Italiana Acetilene & Derivati S.p.A. (“S.I.A.D.”), an Italian company accounted for as an equity company, also has established positions in Austria, Bosnia, Bulgaria, Croatia, the Czech Republic, Hungary, Romania, Russia, Serbia, Slovakia, Slovenia and Ukraine. Refrigeration and Oxygen Company Limited (“ROC”), a Middle Eastern company accounted for as an equity company, has operations in the United Arab Emirates, Kuwait and Qatar. Praxair’s surface technologies segment has operations in Brazil, Canada, China, France, Germany, India, Italy, Japan, Singapore, South Korea and the United Kingdom.

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

Patents and Trademarks – Praxair owns or licenses a large number of United States and foreign patents that relate to a wide variety of products and processes. Praxair’s patents expire at various times over the next 20 years. While these patents and licenses are considered important to our individual businesses, Praxair does not consider its business as a whole to be materially dependent upon any one particular patent, or patent license, or family of patents. Praxair also owns a large number of valuable trademarks. Only the “Praxair” trademark is important to our business as a whole.

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

Available Information – The company makes its periodic and current reports available, free of charge, on or through its website, www.praxair.com, as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Investors may also access from the company website other investor information such as press releases and presentations. Information on the company’s website is not incorporated by reference herein.

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

Guillermo Bichara, 43, was appointed Vice President, General Counsel and Corporate Secretary of Praxair, Inc. effective January 1, 2015. Prior to this, from 2013-2014, he was Associate General Counsel and Assistant Secretary. From 2011-2013, Mr. Bichara served as Associate General Counsel with responsibility for Praxair Europe, Praxair Mexico and corporate transactions. He was Vice President and General Counsel of Praxair Asia from 2007-2011, and joined Praxair in 2006 as director of legal affairs at Praxair Mexico. Prior to joining Praxair, Mr. Bichara served as corporate counsel at CEMEX, Mexico’s global leader in the building materials industry, and was a foreign associate and counsel, respectively, at the law firms of Skadden, Arps, Slate, Meagher & Flom and White & Case.

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

David P. Strauss, 59, was appointed Vice President and Chief Human Resources officer of Praxair in 2016. He joined Praxair in 1990 holding positions of increasing responsibility in the electronics materials business including general manager of North America, vice president of operations and managing director of Electronic Materials, a global business focused on manufacturing and selling high purity metals and ceramics to the electronics industry. Most recently, he served as Vice President of Safety, Health and Environment for Praxair. In this role, he focused on all aspects of health, environmental and FDA compliance, personal and process safety, while working closely with the Praxair business communities to achieve sustainable best in class results.

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

PART III

ITEM 11.	EXECUTIVE COMPENSATION

Executive Compensation Matters

Report of the Compensation Committee

The Compensation Committee reviewed and discussed with management the “Compensation Discussion and Analysis” and recommended to the Board that it be included herein. The Compensation Committee has represented to management that, to the extent that the “Compensation Discussion and Analysis” discloses the Compensation Committee’s deliberations and thinking in making executive compensation policies and decisions, it is accurate and materially complete.

The Compensation & Management Development Committee

Edward G. Galante, Chairman

Oscar Bernardes

Nance K. Dicciani

Wayne T. Smith

Compensation Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) provides context for the policies and decisions underlying the compensation reported in the executive compensation tables included herein for Praxair’s Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and the three other executive officers who had the highest total compensation for 2017, as set forth in the “Summary Compensation Table” herein (these five executive officers are collectively referred to as the “Named Executive Officers” or the “NEOs”). The Compensation Committee of the Company’s Board of Directors is responsible for policies and decisions regarding the compensation and benefits for NEOs.

Praxair’s Executive Compensation Program

Praxair’s Executive Compensation Objectives

Praxair’s executive compensation program is focused on motivating performance to effectively build shareholder value. The Company delivers a total compensation package that includes salary, performance-based cash and equity incentives, and a competitive employee benefits program. The Compensation Committee has established the following objectives for Praxair’s executive compensation program:

•	attract and retain executive talent;
•	motivate executives to deliver strong business results in line with shareholder expectations;
•	build and support a sustainable performance-driven culture; and
•	encourage executives to own Company stock, aligning their interests with those of shareholders.

Determining Compensation Opportunity

In order to align executive compensation with Company performance, the Compensation Committee considers a variety of factors, including the degree to which executive compensation is “at risk.”

At Risk Pay

Between 73% and 91% of the NEOs’ target total direct compensation opportunity for 2017 was in the form of performance-based variable compensation and equity grants, motivating them to deliver strong business performance and drive shareholder value. This portion of compensation is “at risk” and dependent upon the Company’s achievement of pre-established financial and other business goals set by the Compensation Committee and, for equity incentives, the Company’s stock price performance. The annual variable compensation payout and the ultimate value of the equity compensation awards could be zero if the Company does not perform.

CEO Pay Mix

Performance-based equity compensation is valued at the “grant-date fair value” of each award as determined under accounting standards related to share-based compensation.

Aggregate Compensation

CONSIDERATIONS: The Compensation Committee considers whether the value of each NEO’s aggregate compensation package is consistent with its objectives for Praxair’s executive compensation program. It evaluates the following factors when determining compensation levels for NEOs:

•	internal equity: respective role, responsibilities and reporting relationships
•	experience and time-in-position
•	contribution to results, and exhibition of values, competencies and behaviors critical to the success of the Company
•	year-to-year updates in market median data
•	retention objectives

The Compensation Committee does not have a set formula for determining target compensation opportunity, however it refers to the median benchmark data during its regular review. Compensation levels tend to be established towards the lower end of a competitive market range for an executive officer who is new to the role. Conversely, a longer tenured executive officer who consistently performs at a high level will have target compensation levels set higher in the competitive range.

As part of the review, the Compensation Committee compares the CEO’s pay to that of the other NEOs. As in previous years, the CEO’s pay as a multiple of the next highest paid NEO was determined to be appropriate, as the organization does not have a Chief Operating Officer, and the CEO has business executives reporting directly to him. It was also noted that the ratio of CEO pay to the pay of other NEOs collectively changes year-over-year to reflect shifts in executive officer roles from promotions to, and retirements from, those roles.

Compensation Peer Group

The Compensation Committee reviews the benchmark companies used to assess competitive market compensation ranges for U.S.-based officers (the Key Company Group). Elements considered when choosing companies to be included are:

•	Market capitalization Considerable weight is given to market capitalization, as the Company’s market capitalization has consistently been about three times its annual revenue.
•	Revenue and net income Companies are included in the review if they are generally similar in size to Praxair in one or both of these measures.
•	Other considerations Assets, number of employees, whether or not a company had global operations and whether a company’s operations were similar to that of Praxair or Praxair’s customers are considered.

Though the Compensation Committee reviews the Key Company Group annually, it values year-over-year consistency in the peer group and only makes changes when appropriate. When the review was performed in October 2016, the Compensation Committee determined to remove EMC from the peer group as it no longer was a publically traded company. The following Key Company Group was used for setting 2017 compensation:

Key Company Group
Air Products and Chemicals	Danaher	Mosaic
Anadarko Petroleum Corp	DuPont	Norfolk Southern
Applied Materials	Ecolab	PPG Industries
Baker Hughes	General Mills	Sherwin-Williams
Baxter International	Illinois Tool Works	Stryker
Colgate-Palmolive	International Paper	Texas Instruments
Corning	Kellogg	Thermo Fisher Scientific
CSX Corp	Kimberly-Clark
Cummins	Monsanto

Role of the Compensation Consultant

The Compensation Committee engages a third-party compensation consultant to assist in analysis as is necessary to inform and support the Compensation Committee’s decisions on executive compensation. For its consideration of 2017 executive compensation, the Compensation Committee engaged Deloitte Consulting LLP (“Deloitte Consulting”).

In 2017, the scope of Deloitte Consulting’s engagement included:

•	Advice on the determination of NEO’s compensation, the consultant’s view of the CEO’s recommendations for other NEO compensation, as well as input on the CEO’s compensation
•	Preparation and presentation to the Compensation Committee of reports on executive compensation trends and other various materials
•	Review of the peer group analysis and compensation benchmarking studies prepared by management and review of other independent compensation data

Pay Design and Decisions

Direct Compensation for Executive Officers

Salary

The salary level for each NEO was established by the Compensation Committee after its consideration of multiple factors including positioning to market, CEO input (other than for himself) and advice from Deloitte Consulting. Salary adjustments, if any, are typically effective April 1 of each year.

Annual Performance-Based Variable Compensation

The Compensation Committee sets annual goals to drive desired short-term business performance by focusing executives on key objectives that position Praxair for sustained growth and create shareholder value without compromising long-term business objectives. The program is designed to deliver pay commensurate with performance: results that are greater than goals are rewarded with above target payout levels, and performance not meeting minimum threshold expectations reduces the payout to zero.

No changes in 2017 design

2017 DESIGN The Compensation Committee reviewed the financial measures in the annual variable compensation program and, in recognition of the continued importance of profitability and cash flow to the Company and to investors, determined to make no design changes to the financial goals of net income at a weighting of 60%, operating cash flow at a weighting of 25%, and sales at a weighting of 15%.

BUSINESS RESULTS:

FINANCIAL GOALS Awards are determined based on Company performance against challenging, pre-established financial goals. Payouts can range from zero to 200% of target variable compensation, and the financial performance must contribute at least 80% of the total business results for NEOs.

STRATEGIC NON-FINANCIAL GOALS The Compensation Committee may make a positive or negative adjustment of up to 35 percentage points to the total financial payout earned based on the Committee’s detailed review and assessment of performance against pre-established non-financial goals that relate directly to the Company’s strategic objectives. Points awarded for strategic non-financial goals cannot exceed 20% of the total business payout for NEO payout determination.

INDIVIDUAL PERFORMANCE: The Compensation Committee does not assign an individual performance factor for the CEO, though it retains the discretion to decrease (but not increase) his payout if deemed appropriate. The Compensation Committee may positively or negatively adjust each other NEO’s performance-based variable compensation to reflect each individual’s contribution to Company performance. Individual performance adjustments can reduce each NEO’s payout to as low as zero or increase it by a factor of up to 1.5, however, in the past ten years, the maximum awarded has not exceeded 1.3.

MAXIMUM PAYOUT: Total payout for officers is capped at 260% of target variable compensation except for the CEO, whose maximum is 235%.

Annual Performance-Based Variable Compensation Opportunity for 2017

In December 2016, the 2017 variable compensation target for each NEO (expressed as a percent of salary that would be earned for 100% achievement of the performance goals) was established by the Compensation Committee. The target level for each NEO ranged from 75% to 160% of base salary.

DETERMINING FINANCIAL GOALS

At the time goals are established, the Compensation Committee considers many factors including the degree of control senior management may have over certain factors that affect financial performance. Goals are established with the expectation that executives will be rewarded with higher variable compensation payouts if performance exceeds expectations. Factors considered in assessing the challenge inherent in setting the threshold, target and maximum financial performance goals for each financial measure include:

•	management’s operating plan, including expected year-over-year challenges in performance,
•	external earnings guidance provided to shareholders,
•	macro-economic trends and outlooks in each of the countries in which the Company operates,
•	foreign exchange rate trends and outlook,
•	expected industrial gases industry peer performance and that of the broader S&P 500,
•	shifts in key customer markets, and
•	expected contribution from contracts already awarded and decisions or actions already made or taken.

DETERMINING STRATEGIC NON-FINANCIAL GOALS

The Company’s culture has been institutionalized over decades and is the foundation on which employees drive and deliver financial results. The Board believes culture must be driven from the top by example. As such, the Compensation Committee confirmed the importance of setting non-financial objectives to reinforce leadership’s focus on maintaining an enduring culture that supports both short- and long-term sustainable results. The Compensation Committee identified the non-financial elements that were considered most important to long-term sustainable success and established annual non-financial goals with respect to those elements.

Most of the strategic non-financial goals are linked to quantitative and measurable objectives, although the Compensation Committee ultimately uses its judgment when determining the points awarded for goal achievement after a rigorous review of the results.

GOAL	ADDITIONAL DETAIL
Safety, Environmental Performance and Sustainability: • Zero fatalities • Maintain best in class safety rates • Superior performance in sustainable development including environmental stewardship

•        Providing our employees with a safe operating environment through investing in state of the art technology and by driving a culture in which safety is a top priority

•       Rigorous processes and procedures to ensure compliance with all applicable environmental regulations, to meet sustainable development performance targets and to continuously reduce the environmental impact of our operations in the communities in which we operate

People Development: • Strengthen leadership pipeline, including globally diverse talent

•        Attraction, retention and development of a diverse and engaged workforce through a robust succession planning process

•       Employee value proposition includes providing strong, dynamic leadership, a challenging work environment, industry-leading performance, competitive pay and benefits, and rewards and recognition for outstanding performance

Compliance: • Maintain a strong global compliance program and culture

•       Create and maintain a strong ethical culture in every country where we operate

•       All employees accountable for ensuring that business results are achieved in compliance with local laws and regulations and our Standards of Business Integrity

Strategy: • Position the business for long-term performance

•       Deliver excellent results in the short-term and over a longer, sustainable period of time

•       Rigorously assess the quality and future impact of actions taken, as benefits may not be recognized for several years

Project Selection and Execution: • Maintain industry-leading performance

•       Maintain a thorough capital allocation process to ensure careful selection of projects

•       Focus on meeting schedules and cost estimates, starting-up plants reliably and efficiently, and supporting plant availability

Productivity: • Enhance organizational capabilities in tools, processes and practices

•       Deliver value through continuous innovation to help our customers enhance their product quality, service, reliability, productivity, safety, and environmental performance

•       Work across disciplines, industries and sectors, with our employees, customers, suppliers and a range of other stakeholders to get more output utilizing fewer resources and with less environmental impact

Relative Performance: • Strong performance relative to peer companies

•       Continue to be the best performing industrial gases company in the world

•       Assess how well we anticipate and manage adversity to optimize results

•        Determine if management’s actions appear more or less effective than those of our peers

•       Appropriately respond to macroeconomic or other external factors unknown at the time financial goals were established

2017 Annual Performance-Based Variable Compensation Results and Payout

FINANCIAL BUSINESS RESULTS

As noted above, financial goals are set considering multiple factors with the recognition that there are some items that cannot be easily predicted, and over which management has less control, such as foreign exchange rates and certain raw materials price changes. As part of the variable compensation plan design, certain pre-determined adjustments may be made by the Compensation Committee to actual financial results in order to account for these elements. The Compensation Committee may also conclude that additional adjustments are appropriate based upon unforeseen factors it deems extraordinary, non-recurring or otherwise properly modified.

The Company generated record operating cash flow of $3 billion, 10% above prior year. Net income also grew by 10% versus prior year, and sales results significantly exceeded the goal. The overall payout for financial performance was 135% of target.

The chart below shows for each financial performance measure, the Company’s 2017 financial targets set by the Compensation Committee and the actual performance achieved.

Financial Measure	Target ($ millions)	Actual ($ millions)	Weight	Achievement	Payout
Sales*	10,786	11,248	15%	141%	21%
Net Income*	1,620	1,664	60%	126%	76%
Operating Cash Flow	2,801	3,041	25%	151%	38%

* For the annual variable compensation program, sales and net income are measured in accordance with GAAP subject to certain adjustments that the Compensation Committee approves.

STRATEGIC NON-FINANCIAL BUSINESS RESULTS

Coupled with its assessment of performance related to financial goals, the Compensation Committee reviewed the strategic actions taken by management that focused on long term sustainable success. In December 2017, management presented to the Compensation Committee, the degree of achievement in meeting each goal, and for each element, provided its view of the relative degree of importance to long term success.

Based on the results, the Compensation Committee determined that the Company’s performance with respect to the non-financial goals was favorable and awarded a positive 30% adjustment. The Compensation Committee noted the following as examples of actions that support the Company’s strategic objectives in determining 2017 variable compensation payouts:

•	Maintained world class performance in safety with a reduction of over 25% in significant safety events
•	Lowest ever high severity product vehicle accident rates
•	Maintained industry leading project execution with 98% first year reliability
•	Optimized base business through productivity and cost structure alignment
•	Strategically pursued resilient markets; grew to 28% of total sales versus 27% in 2016
•	Signed long-term agreement with Samsung; largest investment in a customer project to date
•	Commercialized over 25 new technologies in support of growth opportunities
•	Continued to execute on backlog and won $1.1 billion of new projects in the U.S. Gulf Coast
•	Continued to develop a diverse pipeline of future senior leaders
•	Received Public Recognition:
•	Dow Jones Sustainability World Index for 15th year in a row
•	10th consecutive year on the Climate Disclosure Leadership Index, and recognized as only industrial gases company that made the “A-List” for the Materials sector
•	Received “Top 25 Noteworthy Company” by DiversityInc and a perfect score of 100 for the second consecutive year by The Human Rights Campaign for workplace equality and advocacy
•	Recognized as a 2017 World’s Most Ethical Company by the Ethisphere Institute
•	Had over 220 sites achieving over 90% waste reduction

INDIVIDUAL PERFORMANCE ADJUSTMENTS

Excluding the CEO, the Compensation Committee may make a positive, negative or no adjustment to each NEO’s performance-based variable compensation based on its evaluation of individual performance. In evaluating if an individual performance adjustment was appropriate, the Compensation Committee considered various qualitative factors, such as the NEO’s:

•	performance in his or her principal area of responsibility,
•	degree of success in leading the Company to meet its strategic objectives, and
•	championing of the values and competencies that are important to the success of the Company.

Adjustments were made to the payouts of each NEO based upon individual performance in 2017. The Compensation Committee did not find it practical, nor did it attempt, to assign relative weights to any individual factors or subject them to pre-defined, rigid formulas, or set financial or other objective goals related to personal performance, and the importance and relevance of specific factors varied for each NEO. None of the adjustments made were material to annual performance-based variable compensation payments.

2018 DESIGN

The Compensation Committee reviewed the design of the annual variable compensation program in anticipation of the completion of the proposed merger with Linde AG in the second half of 2018. Due to this extraordinary corporate event, it was determined that in the event the merger is completed, business results will be measured through the date of merger to determine the pro rata portion of the award earned through closing and that the award for the remaining portion of the year will be determined at target. It was also determined that the non-financial results for 2018 will be based on performance through the date of merger and applied as an adjustment to the full year payout. No other additions to the design of the annual variable compensation program were made.

Equity Awards

Equity awards are the largest portion of each NEO’s target compensation. This weighting helps ensure a strong alignment of NEOs’ and shareholders’ long-term interests. Annual grants of equity awards are made to incent and reward sustained performance.

Equity awards are granted as a mix of stock option and performance share unit (PSU) awards. The mix and type of awards granted to the CEO and other NEOs is the same as those granted to all eligible executives of the Company.

Fully aligning the leadership team, from mid-management to officers, is a long-standing practice of the Company that helps sustain its culture of incenting and rewarding all participants with the same goals and performance results.

Stock Options

The Compensation Committee believes that stock options continue to present an appropriate balance of risk and reward in that the options have no value unless the Company’s stock price increases above the option exercise price and that the opportunity for leveraged appreciation from growth in shareholder value over the ten-year grant term encourages long term decision-making. The Compensation Committee notes that the Company’s historical record of strong stock price performance results in the Company’s executives placing high value on stock options as a compensation vehicle.

•      Exercise price is fixed at 100% of the closing market price on date of grant.

•      Vest in equal annual tranches over three years and expire after ten years.

•      Repricing only with shareholder approval.

•      NEOs must hold all shares obtained from exercise, net of taxes and exercise price, until the stock ownership requirement is met.

Performance Share Units

The Compensation Committee recognizes that PSUs can provide appropriate rewards to executives for performance while also potentially mitigating some of the impact of an economic downturn on the stock option portion of the annual awards. A three-year performance period is believed to be an appropriate balance between the one-year performance-based variable compensation goals and the longer-term stock option share price growth goals. Additionally, the overlapping three-year performance periods that result from regular annual grants promote retention and encourage management to focus on sustainable growth and shareholder returns.

•      Vest if pre-established performance goals are attained and forfeited if threshold goal is not met.

•      Pay no dividends nor accumulate dividend equivalents prior to vesting.

•      NEOs must hold all after-tax shares derived from vested awards until the stock ownership requirement is met.

2017 EQUITY AWARDS

In December 2016, the target dollar value of 2017 equity awards for each NEO was established. Particular emphasis was placed on retention considerations and the importance of providing NEOs incentive and appropriate reward for taking high quality actions to support sustainable long-term growth.

The Compensation Committee examined current usage and projections of available shares in the shareholder approved long-term incentive plan, and discussed specific terms of proposed awards. Based on its review it was determined that the mix of stock options and PSUs should be 50% of the 2017 equity award value in stock options, 30% in PSUs that measure three-year ROC performance, and 20% as

PSUs that measure relative total shareholder return (“TSR”) over a three year period.

ROC-measured performance share units

In January 2017, the ROC goal for the PSU awards covering fiscal years 2017 - 2019 was determined after the Compensation Committee examined prior-year ROC results, industry ROC averages, capital expenditure projections and the Company’s weighted average cost of capital. It was acknowledged that the Company had maintained industry-leading ROC, and the payout schedule set for the PSU awards would encourage and reward the executive team for taking actions that result in maintaining ROC performance.

The February 2017 awards are measured against the

following ROC goals:

2017-2019	Average Annual ROC	Payout*
Below Threshold	<11.0%	0%
Threshold	11.0%	50%
Target	12.5%	100%
Maximum	≥13.5%	200%

*Interpolated for results between threshold and maximum.

ROC is the Company’s after-tax return on capital as reported in its Form 8-K Results of Operations and Financial Condition, adjusted to eliminate the after-tax effect of any material acquisition occurring during the Performance Period that was not known at the time the goals were set.

Relative TSR-measured performance share units

For the February 2017 awards based on relative TSR, performance is measured against the companies of the S&P 500 as of January 1, 2017, excluding the Financial sector, and payouts will be determined based on the following schedule:

2017-2019	TSR Rank	Payout*
Below Threshold	<25%ile	0%
Threshold	25%ile	25%
Target	50%ile	100%
Maximum	≥75%ile	200%

*Interpolated for results between threshold and maximum.

2015 - 2017 PERFORMANCE SHARE UNIT PAYOUTS

In February 2018, the grants of the ROC-measured 2015 PSUs that met the pre-established performance criteria at the end of 2017 became vested and were converted to shares and distributed.

Though ROC over the 2015 - 2017 performance cycle remained industry-leading and the average annual ROC of 12.4% exceeded the performance threshold, actual performance was lower than the 13% required for a target level payout of the awards. The Compensation Committee certified the vesting of 70% of the target number of PSUs granted.

ROC
ROC Target	Average ROC	2015 - 17 Payout*
13%	12.4%	70.0%

*Payout determined based on linear interpolation from actual results to the target.

Half of the PSUs awarded in 2015 had pre-established goals based on the Company’s adjusted diluted cumulative EPS growth for the 2015 - 2017 performance cycle. The EPS goals, which included a 20% growth target, were not met. Therefore, the Compensation Committee determined that these PSUs would be forfeited.

2018 EQUITY AWARDS

Recognizing the additional complexity in design considerations for the 2018 awards as a result of the proposed merger with Linde AG, the Compensation Committee determined that it would be appropriate to grant restricted stock units (RSUs) that vest on the third anniversary of the grant date, and provide a mix of 50% stock options and 50% RSUs for the 2018 equity awards.

Benefits Available to Executive Officers

The Company makes available to NEOs essentially the same benefit plans generally available to other U.S. employees, and also provides to them limited perquisites and personal benefits.

Health, Welfare and Retirement Plans

Competitive benefits are provided to attract executive talent and promote employee health and well-being, to provide opportunity for retirement income accumulation, including opportunities to “invest in” Company stock and to encourage long term service.

TAX-QUALIFIED PENSION PLAN

•	The Company maintains a tax-qualified pension plan for eligible employees, including the NEOs.

SUPPLEMENTAL RETIREMENT INCOME PLAN

•	The plan is maintained for the primary purpose of providing retirement benefits that would otherwise be paid to employees under the tax-qualified pension plan but for certain limitations under federal tax law.
•	Incremental benefits paid are calculated in the same manner as the underlying tax-qualified pension plan.
•	Only base salary and annual variable compensation awards are considered in pension calculations.

401(K) PLAN

•	Contributions to the plan are voluntary and may be invested in various funds, including the Company’s stock fund.

DEFERRED COMPENSATION

•	Employees eligible to participate in the Variable Compensation Plan, including the NEOs, may participate in the plan.
•	Contributions to the plan are voluntary and represent compensation already earned by the participants.
•	No above-market earnings are payable.

OTHER PLANS

•	Medical and dental plans, disability, life insurance, relocation and vacation programs are provided.

Perquisites and Personal Benefits

The Compensation Committee reviews items that could be construed as perquisites or personal benefits for each NEO to ensure they are provided for limited and specifically defined business purposes. No “tax gross-up” is permitted for any executive officer unless such gross-up is available to employees generally. The Company’s internal audit department performs an annual audit of executive officer expense reports for compliance with Company policies and the independent auditors review that work.

Other Compensation Policies and Considerations

Severance and Change-in-Control Arrangements

The Company maintains a severance plan that provides certain benefits to eligible employees, including NEOs. The Company has also entered into executive severance compensation agreements with certain senior executives, including NEOs. Additional information about these arrangements is included in the section below entitled “Severance and Other Change-In-Control Benefits.”

Stock Ownership, Retention Requirements, Hedging, and Pledging

In order to align executives’ interests with shareholder interests, the Compensation Committee has established a stock ownership policy for NEOs (see disclosure on details of this policy in the “Executive Stock Ownership and Shareholding Policy” section below). NEOs may comply with this policy by acquiring Company stock or stock-equivalent units through equity incentive grants, as well as through the Company’s Compensation Deferral Program, 401(k) Plan, Dividend Reinvestment and Stock Purchase Plan and through other personal investments. Under the Company’s Stock Ownership Policy, unless the stock ownership level is met, an executive officer may not sell any of his or her holdings of Company stock, and must hold all shares acquired after tax upon vesting of PSUs or restricted stock units and shares acquired upon an option exercise net of shares used to pay taxes and/or the option exercise price. An executive officer may not engage in hedging transactions related to Company stock that would have the effect of reducing or eliminating the economic risk of holding Company stock. In addition, no executive officer may pledge or otherwise encumber any of his or her Praxair stock.

The Compensation Committee reviewed 2017 stock transactions by executive officers and their year-end holdings to ensure that executives were compliant with the stock ownership policy, including the policy’s anti-hedging and anti-pledging provisions. Based on this review, the Compensation Committee determined that the equity incentives previously granted to NEOs continue to be used appropriately.

Executive Stock Ownership and Shareholding Policy

A stock ownership and shareholding policy has been established for the Company’s officers that requires them to own a minimum number of shares as set forth below. Individuals must meet the applicable ownership level no more than five years after first becoming subject to it by acquiring at least 20% of the required stock each year. Until the stock ownership requirement is met, executive officers (i) may not sell, transfer, or otherwise dispose of any of their Praxair common stock, and (ii) must retain and hold all Praxair common stock acquired from all equity incentive awards, net of shares withheld for taxes and option exercise prices, including performance share unit awards, restricted stock unit awards and stock options.

Set forth below is the minimum number of shares required by the policy for each officer position. As of the date of this filing, all covered individuals are in compliance with this policy.

Minimum Shares to be Owned
Chief Executive Officer	100,000
Executive Vice Presidents	30,000
Chief Financial Officer	25,000
Senior Vice Presidents	20,000
Other Executive Officers	10,000-15,000

Recapture Clawback Policy

The Compensation Committee has adopted a policy for the recapture of annual performance-based variable compensation payouts, equity grants and certain equity gains in the event of a later restatement of financial results. Specifically, if the Board, or an appropriate committee thereof, has determined that any fraud by any elected officer of the Company materially contributed to the Company having to restate all or a portion of its financial statement(s), the Board or committee shall take, in its discretion, such action as it deems necessary to remedy the misconduct. In determining what remedies to pursue, the Board or committee will take into account all relevant factors, including consideration of fairness and equity. Among those remedies, the Board or committee, to the extent permitted by applicable law, may require reimbursement of any performance-based cash, stock or equity-based award paid or granted to, or gains realized by (such as through the exercise of stock options or sale of equity securities), any or all elected officers of the Company, if and to the extent that:

•	the amount of such cash, stock or equity-based award was calculated based upon, or realized gain can reasonably be attributed to, certain financial results that were subsequently reduced due to a restatement, and
•	the amount of the cash, stock or equity-based award, or gain that would have been paid or granted or realized, would have been lower than the amount actually paid or granted or realized.

Tax and Accounting

Under Internal Revenue Code Section 162(m), the Company may not take a tax deduction for compensation paid to any NEO that exceeds $1 million in any year. The Tax Cuts and Jobs Act of 2017 eliminated the exemption for performance-based compensation, expanded the scope of the provision to cover the Company’s CFO and all other NEOs reported after 2016, and included a “grandfathering” exception for compensation provided by a written binding contract in effect on November 2, 2017 and not subsequently materially modified. While the Compensation Committee considers tax deductibility when determining compensation, it retains discretion to authorize compensation that is not tax deductible in order to remain competitive to market and meet business objectives.

Accounting treatments were also reviewed by the Committee but did not impact the selection and design of equity and equity-related compensation for 2017, although all such grants to NEOs were made in such a manner as to not require liability accounting treatment.

EXECUTIVE COMPENSATION TABLES

The tables below present compensation information for NEOs and include footnotes and other narrative explanations important for understanding of the compensation information in each table. The Summary Compensation Table summarizes key components of NEO compensation for 2017, 2016 and 2015. The tables following the Summary Compensation Table provide more detailed information about the various types of NEO compensation for 2017, some of which are included in the Summary Compensation Table. The final table provides information regarding compensation that NEOs would receive if their employment with the Company terminates under various circumstances or in connection with a change-in-control.

Summary Compensation Table

NAME AND PRINCIPAL POSITION	Year	Salary ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-equity Incentive Plan Compensation ($)(3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
Stephen F. Angel,	2017	1,325,000	5,287,145	5,402,622	3,498,000	6,229,000	227,904	21,969,671
Chairman, President & Chief	2016	1,318,750	4,227,958	3,709,390	2,236,600	1,357,000	187,364	13,037,062
Executive Officer	2015	1,300,000	5,043,233	3,130,159	702,000	4,733,000	171,133	15,079,525
Matthew J. White,	2017	637,500	883,894	902,338	1,136,025	95,000	32,867	3,687,623
Senior Vice President &	2016	587,500	865,778	759,108	635,279	25,000	29,250	2,901,915
Chief Financial Officer	2015	537,500	789,918	489,951	193,500	19,000	26,750	2,056,619
Eduardo F. Menezes,	2017	642,500	866,648	885,046	1,036,272	3,047,000	38,094	6,515,560
Executive Vice President	2016	611,250	904,659	793,542	688,474	1,458,000	35,922	4,491,847
	2015	578,750	915,969	568,003	203,662	160,000	34,246	2,460,630
Scott E. Telesz,	2017	631,625	837,380	855,606	885,854	87,000	44,220	3,341,686
Executive Vice President (6)	2016	615,000	903,570	792,429	554,140	31,000	43,813	2,939,951
	2015	595,000	915,969	568,003	200,277	29,000	41,293	2,349,542
Anne K. Roby,	2017	493,750	480,388	490,680	702,668	2,177,000	18,931	4,363,417
Senior Vice President	2016	471,250	501,862	440,159	430,859	1,139,000	17,526	3,000,656
	2015	452,500	512,607	317,602	125,433	26,000	14,651	1,448,793

(1)	Amounts reported are actual salaries paid for the calendar year and include adjustments to base salary rates if applicable. Base salary adjustments are typically effective April 1 of each year.

(2)	These amounts were not paid in the respective year but rather are the full grant date fair value of equity awards made for each year as determined under accounting standards related to share-based compensation. The Stock Awards amounts are the values for PSU grants made to each NEO in each of the years valued at the target number of shares granted. The Option Awards amounts are the values for options granted in each of the years. The maximum payout values of the PSU awards (based upon the price per share used to compute the full grant date fair values in the table above) are: Mr. Angel: $10,574,290, $8,455,916, and $10,086,466 for 2017, 2016 and 2015, respectively; Mr. White: $1,767,788, $1,731,556, and $1,579,837 for 2017, 2016 and 2015, respectively; Mr. Menezes: $1,733,296, $1,809,318, and $1,831,939 for 2017, 2016 and 2015, respectively; Mr. Telesz: $1,674,760, $1,807,140, and $1,831,939 for 2017, 2016 and 2015, respectively; and Ms. Roby: $960,776, $1,003,724 and $1,025,213 for 2017, 2016 and 2015, respectively. The assumptions used in computing the Option Awards and Stock Awards amounts are included in Note 15 to the Company’s 2017 financial statements in the 2017 Form 10-K and Annual Report.

The amounts shown in the Stock Awards and Option Awards columns are subject to vesting and performance conditions that may or may not result in actual payouts in future years. In addition, a stock option has value only if the Company’s stock price increases above the option exercise price (an “in-the-money” option). If a NEO exercises an in-the-money option, the NEO would then realize an actual gain. Any gain actually realized for options exercised in 2017 and the PSUs that vested in 2017 and the value realized upon vesting, are reported in the “2017 Option Exercises and Stock Vested” table.

(3)	In 2017, 2016 and 2015, the Company achieved certain financial and strategic non-financial goals that the Compensation Committee set under the Company’s Variable Compensation Plan. Therefore, the Compensation Committee awarded each NEO performance-based variable compensation payments in February 2018 (for 2017 performance), February 2017 (for 2016 performance), and February 2016 (for 2015 performance). These amounts are reported as “Non-equity Incentive Plan Compensation.” See the detailed description of the Variable Compensation Plan in the CD&A under the caption “Annual Performance-Based Variable Compensation.”

(4)	Amounts in this column are the annual increase in actuarial present value of retirement benefits payable under the Company’s Pension Program. These amounts were not actually paid to any NEO. See the detailed description of the Pension Program and how these amounts are calculated under “Change in Pension Value” below and under “Additional Information Regarding 2017 Pension Benefits Table.” The total pension present value accrued for each NEO through 2017 under the Company’s Pension Program is disclosed in the 2017 Pension Benefits table.

No amounts accumulated under the Company’s Compensation Deferral Program earn above market or “preferential” interest or other earnings; therefore, no earnings are included in this column.

(5)	The amounts in this column include Company matching contributions to the Company’s 401(k) Plan and Company contributions to the Compensation Deferral Program described under the “2017 Nonqualified Deferred Compensation” table below.

This column also includes any perquisites or personal benefits that exceeded $10,000 for any NEO during 2017, valued at the Company’s incremental costs. Consistent with Company policy, NEOs were not reimbursed for any taxes due based on the imputed value of Company-provided perquisites or personal benefits not generally available to all employees. Such perquisites or personal benefits were:

Name	Matching Contribution	Personal Use of Corporate Aircraft	Financial Planning	Other(1)
Stephen F. Angel	48,788	165,116	13,000	1,000
Matthew J. White	31,292	0	0	1,575
Eduardo F. Menezes	24,094	0	13,000	1,000
Scott E. Telesz	30,220	0	13,000	1,000
Anne K. Roby	17,931	0	0	1,000
(1)	These amounts consist of Health Savings Account contributions and/or medical plan incentives.

For reasons of security and time management, the Board requires the CEO to use the Company’s corporate aircraft for personal use as well as business travel. The aircraft is available for the Company’s use through a time-share arrangement. The Company pays a fixed time-share charge for the right to use the aircraft, and a per-trip charge. The Company calculates the incremental aircraft costs for Mr. Angel’s personal use as the full amount of those per-trip charges attributable to his personal use. The fixed time-share charge is not included as an incremental cost, as the Company must pay this amount even if Mr. Angel does not use the aircraft for personal travel.

In addition, the Company pays for or provides executive officer travel, lodging and related expenses incurred in connection with attending Company business related events, including Board meetings (including the expenses related to the attendance of spouses if they are specifically invited for appropriate business purposes), and may provide use of Company chartered aircraft if available. No amounts are reported in the table for these business expenses. The Company also maintains certain country club memberships for business entertainment purposes which memberships, by club rules, must be in an executive’s name. By Company policy, reimbursement of club costs is authorized only when membership and use of the club facilities are judged to be important to the conduct of the Company’s business. Since no NEO made personal use of these club memberships during 2017, no amounts are reported in the table.

(6)	Mr. Telesz’s employment with the Company will terminate on May 1, 2018 pursuant to an April 6, 2018 Separation Agreement and General Release between him and the Company (the “Separation Agreement”). Additional information regarding the Separation Agreement is included in the section below entitled “Severance and Other Change-In-Control Benefits – Subsequent Development.”

CHANGE IN PENSION VALUE. The increases in pension values for the NEOs in 2017 are largely the result of changes to the actuarial assumptions used in the calculations. Specifically, there was a decrease in the discount rate used to determine present values, and the specified actuarial mortality tables have been revised to provide for longer life expectancies based on the 2014 Society of Actuaries mortality study.

In connection with Mr. Angel’s recruitment to the Company in 2001 and in order to provide him with a retention incentive, the Company agreed to provide Mr. Angel with credit for an additional 21.64 years of service under the Company’s Supplemental Retirement Income Plans (collectively referred to as the “SRIP”) to recognize his years of service with his prior employer, General Electric. The receipt of this additional credited service was subject to time-based vesting requirements which were satisfied in 2016.

The Company has recognized as an accrued pension liability, the additional years of service credit that Mr. Angel received under the SRIP over the course of his anticipated years of service, and no future accruals are expected as the liability has been fully accrued and the years of service credit fully vested.

When Mr. Angel retires, he will receive retirement benefits under the Pension Program based on his Company service plus the additional years of recognized General Electric service, less an offset for benefits he receives under the General Electric retirement plans. If Mr. Angel is terminated for cause (as defined in the service credit agreement) he will forfeit recognition of his prior General Electric service. The Compensation Committee has determined that the Company will not enter into any further supplemental pension service agreements with executives.

2017 Grants of Plan-Based Awards

Below is information regarding the 2017 Non-Equity Incentive Plan Compensation, Stock Awards and the Option Awards reported in the Summary Compensation Table above. The 2017 option grants and performance share unit (PSU) awards reported in the table below were made under the Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan. Options and PSUs granted to NEOs are made on substantially the same terms as grants to all other eligible employees.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards

Name	Grant Date(1)	Compen- sation Committee Approval Date(1)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(5)
Stephen F. Angel
Variable Cash (2)			0	2,120,000	4,982,000
ROC PSUs (3)	2/28/2017	1/23/2017				0	29,770	59,540			3,265,230
TSR PSUs (3)	2/28/2017	1/23/2017				0	16,290	32,580			2,021,915
Stock Options (4)	2/28/2017	1/23/2017							435,850	118.71	5,402,622
Matthew J. White
Variable Cash (2)			0	573,750	1,491,750
ROC PSUs (3)	2/28/2017	1/23/2017				0	4,975	9,950			545,667
TSR PSUs (3)	2/28/2017	1/23/2017				0	2,725	5,450			338,227
Stock Options (4)	2/28/2017	1/23/2017							72,795	118.71	902,338
Eduardo F. Menezes
Variable Cash (2)			0	546,125	1,419,925
ROC PSUs (3)	2/28/2017	1/23/2017				0	4,880	9,760			535,248
TSR PSUs (3)	2/28/2017	1/23/2017				0	2,670	5,340			331,400
Stock Options (4)	2/28/2017	1/23/2017							71,400	118.71	885,046
Scott E. Telesz
Variable Cash (2)			0	536,881	1,395,891
ROC PSUs (3)	2/28/2017	1/23/2017				0	4,715	9,430			517,150
TSR PSUs (3)	2/28/2017	1/23/2017				0	2,580	5,160			320,230
Stock Options (4)	2/28/2017	1/23/2017							69,025	118.71	855,606
Anne K. Roby
Variable Cash (2)			0	370,313	962,813
ROC PSUs (3)	2/28/2017	1/23/2017				0	2,705	5,410			296,690
TSR PSUs (3)	2/28/2017	1/23/2017				0	1,480	2,960			183,698
Stock Options (4)	2/28/2017	1/23/2017							39,585	118.71	490,680
(1)	On January 23, 2017, the Compensation Committee approved the stock options and target PSUs to be granted to NEOs and all other executive officers. It set February 28, 2017 as the actual grant date of these awards. For a more detailed description of equity grant practices, see the CD&A under the caption “Equity Awards.”

(2)	The actual amount of performance-based variable compensation paid in February 2018 for 2017 performance is shown in the “Summary Compensation Table” under the “Non-Equity Incentive Plan Compensation” column for 2017. The amounts shown in these columns in the table above are the range of potential 2017 payments that could have been made under the Company’s Variable Compensation Plan. Target amounts assume achievement of 100% of Company financial goals. For more information, see the explanation in the CD&A under the caption “Annual Performance-Based Variable Compensation.”

(3)	These are the threshold, target and maximum number of shares that may be earned under PSU awards made in February 2017. See the further description set forth in the CD&A under the caption “Equity Awards” for more information.

(4)	These are the number of shares underlying stock option grants made in February 2017. See the explanation set forth in the CD&A under the caption “Equity Awards” for more information.

(5)	The amounts are the full grant date fair values of the PSU awards (valued at the target number of shares granted) and the stock option grants made in 2017, calculated in accordance with accounting standards related to share-based compensation. These amounts are neither paid to any NEO nor equal to the amounts recognized by the Company as compensation expense in 2017 under accounting standards related to share-based compensation.

2017 Outstanding Equity Awards at Fiscal Year-End

The table below shows outstanding equity awards at the end of 2017. The material terms of the option grants and PSU awards are described under the caption “Equity Awards” in the CD&A and in the footnotes to the table below, and for outstanding restricted stock units in footnote (2) to the table below. Treatment of equity awards upon termination of employment is described in the “Severance and Other Change-in-Control Benefits” section under the caption “Equity Awards.”

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Grant Date	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)

Stephen F. Angel	204,640	0	76.16	2/23/2010	2/21/2020	0	0	100,908	15,608,449
	218,175	0	97.84	2/22/2011	2/22/2021
	236,510	0	109.68	2/28/2012	2/28/2022
	187,015	0	110.58	2/26/2013	2/24/2023
	203,930	0	128.80	2/25/2014	2/23/2024
	174,050	87,025	128.38	2/24/2015	2/24/2025
	138,785	277,570	102.22	2/23/2016	2/23/2026
	0	435,850	118.71	2/28/2017	2/26/2027

Matthew White	20,290	0	60.92	2/24/2009	2/22/2019	0	0	18,223	2,818,734
	13,640	0	76.16	2/23/2010	2/21/2020
	14,845	0	97.84	2/22/2011	2/22/2021
	18,430	0	109.68	2/28/2012	2/28/2022
	15,060	0	110.58	2/26/2013	2/24/2023
	31,090	0	128.80	2/25/2014	2/23/2024
	27,243	13,622	128.38	2/24/2015	2/24/2025
	28,401	56,804	102.22	2/23/2016	2/23/2026
	0	72,795	118.71	2/28/2017	2/26/2027

Eduardo F. Menezes	19,610	0	76.16	2/23/2010	2/21/2020	0	0	18,810	2,909,531
	42,880	0	97.84	2/22/2011	2/22/2021
	43,005	0	109.68	2/28/2012	2/28/2022
	35,220	0	110.58	2/26/2013	2/24/2023
	37,305	0	128.80	2/25/2014	2/23/2024
	31,583	15,792	128.38	2/24/2015	2/24/2025
	29,690	59,380	102.22	2/23/2016	2/23/2026
	0	71,400	118.71	2/28/2017	2/26/2027

Scott E. Telesz	43,005	0	109.68	2/28/2012	2/28/2022	20,000	3,093,600	18,545	2,868,541
	35,220	0	110.58	2/26/2013	2/24/2023
	37,305	0	128.80	2/25/2014	2/23/2024
	31,583	15,792	128.38	2/24/2015	2/24/2025
	29,648	59,297	102.22	2/23/2016	2/23/2026
	0	69,025	118.71	2/28/2017	2/26/2027

Anne Roby	10,230	0	76.16	2/23/2010	2/21/2020	0	0	10,444	1,615,478
	13,195	0	97.84	2/22/2011	2/22/2021
	18,430	0	109.68	2/28/2012	2/28/2022
	15,790	0	110.58	2/26/2013	2/24/2023
	19,900	0	128.80	2/25/2014	2/23/2024
	17,660	8,830	128.38	2/24/2015	2/24/2025
	16,468	32,937	102.22	2/23/2016	2/23/2026
	0	39,585	118.71	2/28/2017	2/26/2027

(1)	Each stock option vests in three consecutive equal annual installments beginning on the first anniversary of the grant date.

(2)	These are the number of shares underlying a 2012 restricted stock unit grant made to Mr. Telesz as a long term retention incentive. The grant originally provided for vesting in two installments of 10,000 shares each on August 31, 2022 and August 31, 2027; however, in connection with Mr. Telesz’s termination of employment with the Company effective on May 1, 2018, the vesting of this grant is modified pursuant to Mr. Telesz’s Separation Agreement with the Company that is described below in the section entitled “Severance and Other Change-in-Control Benefits—Subsequent Development.”

(3)	The market value reported in this column is the number of unvested restricted stock units multiplied by the closing price of the Company’s common stock on the NYSE of $154.68 per share on December 30, 2017.

(4)	The number of shares reported is the actual number of ROC-measured shares earned for the PSUs granted in February 2015 as well as the target number of PSUs granted in February 2016 and 2017. The 2015 PSUs based upon the Company’s ROC performance vested and paid out in February 2018 at 70% of target as discussed under the caption “Equity Awards” in the CD&A section as set forth herein. The 2015 PSUs based upon the Company’s EPS performance did not meet the threshold for payment and were forfeited.

2017 Option Exercises and Stock Vested

This table provides information about any stock options that were exercised or performance share units and restricted stock units that vested during 2017.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)(2)	Value Realized on Vesting ($)(2)
Stephen F. Angel	476,710	33,389,991	13,080	1,544,879
Matthew J. White	18,000	752,688	1,998	235,984
Eduardo F. Menezes	16,000	651,680	2,394	282,755
Scott E. Telesz	42,880	2,457,562	7,395	873,674
Anne K. Roby	0	0	1,278	150,945

(1)	The option exercise value realized for 2017 equals the (i) NYSE market price of the Company’s common stock at the time of the option exercise minus the option exercise price, multiplied by (ii) the option shares exercised. These amounts are before taxes.

(2)	The values represent (a) shares acquired pursuant to a partial vesting and payout in February 2017 of PSU awards made in February 2014 for all NEOs and (b) shares acquired by Mr. Telesz in April 2017 pursuant to a vesting and payout of the final third of his one-time restricted stock unit grant of 15,000 units made in April 2010 in connection with his joining the Company as a Senior Vice President. The value of the shares is before taxes and equals the number of shares paid out multiplied by the NYSE closing price of the Company’s common stock on the vesting date.

2017 Pension Benefits

The table below shows certain retirement benefit information under the Company’s Pension Program.

Name	Plan Name(1)	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)(2)	Payments During Last Fiscal Year ($)
Stephen F. Angel(3)	Praxair Pension Plan	17	913,000	0
	Supplemental Retirement Income Plan	38	46,230,000	0
Matthew J. White	Praxair Pension Plan	13	136,000	0
	Supplemental Retirement Income Plan	13	184,000	0
Eduardo F. Menezes (4)	Praxair Pension Plan	32	1,625,000	0
	Supplemental Retirement Income Plan	32	11,904,000	0
Scott E. Telesz	Praxair Pension Plan	8	82,000	0
	Supplemental Retirement Income Plan	8	262,000	0
Anne K. Roby	Praxair Pension Plan	27	1,628,000	0
	Supplemental Retirement Income Plan	27	5,485,000	0

(1)	Messrs. Angel and Menezes and Ms. Roby participate in the Traditional Design component of the Pension Program and Messrs. White and Telesz participate in the Pension Program’s Account-Based Design Component.

(2)	See the narrative after the table for a description of the Present Value of Accumulated Benefit. The values for each plan listed above are additive.

(3)	The Praxair Pension Plan credited years of service for Mr. Angel represent his actual years of service with the Company. The Supplemental Retirement Income Plan credited years of service adds the recognition of Mr. Angel’s 21.64 years of prior General Electric service as described in “Change in Pension Value” below the Summary Compensation Table. The values shown above include the effect of this offset for benefits Mr. Angel will receive under the General Electric retirement plans. At the end of 2017, the present value of the accumulated benefit for Mr. Angel’s 16.67 years of actual years of service with the Company under the SRIP was $19,768,000.

(4)	Credited years of service reported for Mr. Menezes combine his service with Praxair and White Martins, the Company’s Brazilian subsidiary. Years of service reflect certain equitable adjustments for Mr. Menezes related to his service for White Martins, which adjustments were generally applicable to all similarly situated employees. When he retires from the Company he will receive Pension Program retirement benefits based on his combined Praxair and White Martins service, less an offset for the benefits he receives under the White Martins retirement plan. The values shown above include the effect of this offset. The White Martins retirement plan in which Mr. Menezes participates is not a defined benefit plan and, therefore, is not separately included in the table above.

Additional Information Regarding 2017 Pension Benefits Table

Present Value of Accumulated Benefit

The 2017 Pension Benefits table includes a “Present Value of Accumulated Benefit.” This is the value in today’s dollars of the total expected future retirement benefits that each NEO may receive under the Pension Program, and these are accrued amounts as of the end of 2017. None of these amounts have been paid to the NEOs. For any given year, there will be a change in the accumulated benefit. For example, from one year to the next, the accumulated benefit may increase because a NEO has worked for an additional year and received credit for that or his or her Pension Program compensation has increased. The annual change in accumulated benefit is disclosed in the “Summary Compensation Table” in the “Change in Pension Value” column.

The Company recognizes these amounts as a future pension liability on its financial statements. The Company calculates these amounts using complex actuarial valuations and assumptions. These assumptions are described in Footnote 16 to the Company’s 2017 financial statements and in Management’s Discussion and Analysis under the caption “Critical Accounting Policies-Pension Benefits” in the 2017 Form 10-K and Annual Report. However, as required by SEC rules, the 2017 Pension Benefits table assumes that each NEO will retire at the earliest retirement age that would provide full (unreduced) benefits. The value in today’s dollars of the total retirement benefits that each NEO eventually receives may be more or less than the amount shown in the 2017 Pension Benefits table.

General Terms of the Praxair Pension Program

The Company has a pension program for all of its eligible U.S. employees (the “Pension Program”). The Company has an obligation to pay pension benefits according to formulas described below under “Benefits Calculations.” The Pension Program does not include the Company’s 401(k) Plan. The 401(k) Plan is funded by employee and Company contributions but the Company does not promise any given retirement benefit. Instead, any retirement payments will depend on employee and Company contributions and the investment return on those contributions. As it applies to NEOs and certain other employees, the Pension Program has the following two parts:

1. The Praxair Pension Plan (the “Pension Plan”) is intended to meet Federal tax law rules so that it will be considered a “tax-qualified defined benefit retirement plan.” Applicable laws require the Company to periodically set aside funds to meet its obligations under this plan. The rules also limit the amount of benefits that can be paid and do not allow using pay above certain levels to calculate retirement benefits. One or more of these limitations apply to NEOs and to certain other employees. Therefore, the Company maintains several “non-qualified” supplemental plans.

2. The Praxair Equalization Benefit and Supplemental Retirement Income Plans (collectively referred to as the “SRIP”) are non-qualified deferred compensation plans under the Federal tax rules. Therefore, the Company does not set aside funds to meet these plan obligations. Instead, SRIP participants have only the Company’s promise to pay the amounts due following their termination of employment with the Company. The terms of the SRIP are largely identical to those of the Pension Plan except that: (i) benefits payable under the SRIP are not limited by the Federal tax law limits, (ii) in order to comply with Federal tax law governing non-qualified deferred compensation plans, benefits accrued under the SRIP are payable at different times and in different forms than those payable under the Pension Plan, and (iii) NEOs may have additional benefits paid under the SRIP that are not the same as the standard benefits of the Pension Plan (see “Change in Pension Value” below the Summary Compensation Table regarding Mr. Angel’s service crediting agreement).

Benefits Calculations

The Company calculates Pension Program benefits using one of the following two basic designs:

Traditional Design

•	This benefit formula considers an employee’s final average pay and years of service with the Company. For this purpose, the employee’s “final average pay” is generally equal to the NEO’s highest three years of salary plus annual variable compensation out of his or her last ten years of service.
•	Generally, an employee’s annual pension benefit is determined using a formula of 1.5% times the employee’s years of service with the Company times the employee’s final average pay. This is subject to several reductions, including offsets for the employee’s projected Social Security benefits and certain pension benefits payable under pension programs maintained by the Company’s subsidiaries or affiliates.
•	Unreduced pension benefits are generally payable from the Pension Plan in an annuity beginning upon the earliest of (i) the employee’s reaching age 65, (ii) the employee’s reaching age 62 and completing at least 10 years of service with the Company, or (iii) when the sum of the employee’s age plus years of service with the Company equals at least 85.
•	Employees may elect to retire and receive reduced early retirement benefits under the Pension Plan as early as age 50 with the completion of at least 10 years of service with the Company. In this case, the employee’s Pension benefits are reduced by 5% for each year by which his or her early retirement date precedes the earliest date on which he or she would have been eligible to commence an unreduced benefit. Messrs. Angel and Menezes and Ms. Roby are currently eligible for this reduced early retirement benefit.
•	Traditional Design benefits under the SRIP are generally payable in a lump sum following the employee’s separation from service with the Company with the lump sum payment being actuarially equivalent to the employee’s accrued benefit under the SRIP determined using actuarial factors set forth in the Pension Program.
•	Traditional Design SRIP benefits become immediately vested and payable in a lump sum upon the occurrence of a change-in-control of the Company (as defined in the SRIP) unless the NEO has made a valid election to waive the right to receive an accelerated payment of his or her SRIP benefit in connection with a change-in-control and to instead receive such payment in the ordinary course.

Account-Based Design

•	This is a “cash balance” pension design that applies to all eligible employees hired on or after May 1, 2002. The Company makes an annual notional “contribution” for each participant equal to 4% of eligible pay (salary plus annual variable compensation) and credits each participant’s account with interest annually based on the 30-year Treasury Bond rate in effect during the preceding October.
•	Benefits vest upon the employee’s completion of three years of service and are generally payable in an annuity form or, if elected by the participant, in a lump sum, beginning any time after the participant’s termination of employment. Account-based benefits under the SRIP are payable in a single lump sum following the employee’s separation from service and become immediately vested and payable upon the occurrence of a change-in-control of the Company (as defined in the SRIP) unless the NEO has made a valid election to waive the right to receive an accelerated payment of his or her SRIP benefit in connection with a change-in-control and to instead receive such payment in the ordinary course.

2017 Nonqualified Deferred Compensation

This table shows information regarding compensation amounts that (i) the NEOs decided not to receive in cash but elected to defer to a later date under the Company’s Compensation Deferral Program, and (ii) are Company contributions to the Compensation Deferral Program.

Name	Executive Contributions in Last Fiscal Year ($)	Company Contributions in Last Fiscal Year ($)(1)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(2)
Stephen F. Angel	0	39,562	2,695,034	0	10,366,267
Matthew J. White	0	18,375	24,276	0	93,632
Eduardo F. Menezes	0	13,969	33,863	0	130,455
Scott E. Telesz	0	18,081	38,725	0	149,229
Anne K. Roby	0	8,391	171,322	0	659,063
(1)	These amounts are the Company contributions made in 2018 for 2017. These amounts are included in “All Other Compensation” in the “Summary Compensation Table.” Also, see the further explanation below under the caption “Additional Information Regarding Nonqualified Deferred Compensation Table.”

(2)	Balances are net of prior payouts and otherwise are the total of (i) all compensation that NEOs previously elected to defer (ii) Company contributions made to the Compensation Deferral Program on behalf of each NEO, and (iii) any notional investment earnings on these amounts. The balances are not amounts paid in 2017.

Material Terms of the Compensation Deferral Program

Deferral Elections; Company Contributions

Eligible employees, including NEOs, may elect to defer receipt of all or some portion of their annual variable compensation payments and/or base salaries, subject to limitations to ensure that sufficient undeferred pay remains available to cover applicable withholding taxes and benefit premiums.

In addition, the Company makes a notional contribution to the Compensation Deferral Program on behalf of each NEO equal to the matching contributions that would have been made under the Company’s 401(k) Plan on behalf of the NEO but for the application of certain Federal tax law limits under that plan.

The Company does not fund or segregate any monies from its general funds, create any trusts, or make any special deposits for payment of benefits under the Compensation Deferral Program. A participant’s right to receive a payment under the Compensation Deferral Program is no greater than the right of an unsecured general creditor of the Company.

Deferral Investments

Participants may invest their deferred compensation into either (1) the Praxair stock-unit equivalent account whose value tracks the market value of Praxair common stock, including reinvestment of dividends into additional Praxair stock-equivalent units, or (2) a fixed income account whose interest rate is fixed annually and is equal to the 1-year U.S.

Treasury Bond rate as of the end of the immediately preceding year, plus 50 basis points. All Company contributions are made into the Praxair stock-unit equivalent account. No preferential earnings are paid to participants, including NEOs.

Deferral Payouts

At the time he or she elects to defer the amounts, a participant elects to receive payment in either a lump sum or substantially equal installments over ten years following termination of employment or in a specified later year. Company contributions are paid out in a lump sum upon retirement or termination of employment. If a change-in-control of the Company (as defined in the Compensation Deferral Program) occurs, all previously deferred amounts will be paid unless elected otherwise by the NEO.

Severance and Other Change-In-Control Benefits

Severance Plan

The Company maintains a severance plan that provides certain benefits to all full-time employees, including NEOs, in connection with certain Company-initiated terminations.

•	Upon a without-cause termination, maximum payment is generally limited to 26 weeks of base pay, calculated based upon length of service and salary rate at time of termination.
•	The Company retains discretion to pay excess severance in limited cases.
•	No severance payout and a forfeiture of unvested equity are required upon a for-cause termination.

Change-in-Control Arrangements

The Company has entered into executive severance compensation agreements (“Severance Agreement”) with certain senior executives, including NEOs. The agreements are meant to:

•	provide temporary income following an involuntary termination of employment,
•	encourage retention of executives for continuity of management, and
•	to keep executives focused on performing their duties in the event of a change-in-control or if the Board considers strategic transactions including a change-in-control.

The terms of the Severance Agreements include:

•	“Double trigger” is required for payments: A change-
in-control of the Company must occur followed by the termination of the NEO’s employment within the following two years either by the Company other than for cause or by executive with “good reason”
•	No reimbursement of excise taxes and no “tax gross-ups” payments
•	As a condition of entering into the agreements, each NEO was required to enter into a Nondisclosure, Nonsolicitation and Noncompetition Agreement under which the NEO agrees not to:
•	Disclose Company confidential information both during and after termination of his or her employment with the Company
•	Solicit the Company’s customers and employees for a period of two years following the NEO’s termination of employment with the Company for any reason
•	Engage in any activities that compete with those of the Company for a period of two years following the NEO’s termination of employment

Upon the occurrence of the “double trigger,” the Severance Agreements generally provide the affected NEO with:

•	accrued salary, variable compensation, and benefits,
•	enhanced life, accident, health insurance and pension benefits, and
•	a lump sum severance payment equal to two times the sum of his or her annual salary and target performance-based variable compensation award (three times for executives who became officers of the Company prior to 2010).

General Assumptions

The table below shows the estimated payments and/or benefits in connection with the following events based upon the following assumptions.

“Voluntary Termination,” which includes a NEO’s voluntary resignation, before or after meeting specified age and service requirements, and “Involuntary-for-Cause Termination,” which includes the Company’s termination of the NEO’s employment for reasons such as violation of certain Company policies or for certain performance-related issues. For purposes of this section, the specified “age and service” requirements are generally satisfied if a NEO terminates employment with the Company other than for cause after either attaining age 65, attaining age 62 and completing at least 10 years of employment with the Company, or accumulating 85 points, where each year of the NEO’s age and each year of employment with the Company, count as one point.

“Involuntary Termination,” which includes a termination other than for cause, but not including a termination related to a change-in-control of the Company. Terminations due to death or disability result in substantially the same treatment as an Involuntary Termination, except as described.

A “Change-in-Control” of the Company, as defined under the Severance Agreements and under the terms of various plans and agreements described below. Generally, a “change-in-control” means, (1) any consolidation or merger in which the Company is not the continuing or surviving corporation; (2) the liquidation of the Company or the sale of all or substantially all of the assets of the Company; (3) an acquisition by a person or group of more than 20% of the Company’s outstanding shares; or (4) a change in the majority composition of the Board not approved by two-thirds of the directors in office before the change.

Set forth below after the table are narrative descriptions of payments and/or benefits that would have been provided, if any, related to each employment termination event or a change-in-control as of December 31, 2017. Also discussed is the basis upon which the payments and/or benefits were calculated. Except as noted, these amounts are the incremental or enhanced amounts that a NEO would have received that are greater than those that the Company would have provided to employees generally under the same circumstances. They are estimates only and are based on various assumptions. The actual amounts that would be paid or the benefits that would be provided can be determined only at the time that each event occurs.

The table and the narrative discussion assume that (i) each NEO’s employment terminated on December 31, 2017 due in turn to each termination event, including termination within two years after a change-in-control, as contemplated by the Severance Agreements; (ii) a change-in-control occurred on December 31, 2017 under the terms of various plans and agreements unrelated to the Severance Agreements, regardless of a termination of employment, and (iii) values related to outstanding stock awards reflect the market value of the Company’s common stock of $154.68 per share, which was the closing price on the NYSE as of December 30, 2017.

2017 AMOUNTS POTENTIALLY PAYABLE UPON TERMINATION

Name	Termination Event	Severance Benefits ($)	Other Post- Termination Benefits ($)	Deferred Compensation Payout ($)	Performance- Based Variable Compensation Payments ($)	Equity Awards ($)	Retirement Benefit Enhancements ($)	Reduction of Payments ($)	Total for Each Termination Event

Stephen F. Angel	Voluntary or Involuntary for Cause	0	0	0	0	0	0	0	0
	Involuntary	0	0	0	0	52,359,900	0	0	52,359,900
	Change-in-Control	10,335,000	36,322	0	2,120,000	52,359,900	3,776,000	0	68,627,222

Matthew J. White	Voluntary or Involuntary for Cause	0	0	0	0	0	0	0	0
	Involuntary	0	0	0	0	9,436,933	0	0	9,436,933
	Change-in-Control	3,705,000	50,446	0	585,000	9,436,933	153,000	0	13,930,379

Eduardo F. Menezes	Voluntary or Involuntary for Cause	0	0	0	0	0	0	0	0
	Involuntary	0	0	0	0	9,775,406	0	0	9,775,406
	Change-in-Control	3,607,500	29,088	0	552,500	9,775,406	1,383,000	0	15,347,494

Scott E. Telesz	Voluntary or Involuntary for Cause	0	0	0	0	0	0	0	0
	Involuntary	0	0	0	0	12,738,233	0	0	12,738,233
	Change-in-Control	2,351,350	60,540	0	540,175	12,738,233	95,000	0	15,785,298

Anne K. Roby	Voluntary or Involuntary for Cause	0	0	0	0	0	0	0	0
	Involuntary	0	0	0	0	5,428,846	0	0	5,428,846

	Change-in-Control	2,625,000	51,588	0	375,000	5,428,846	3,185,000	0	11,665,434

Severance Benefits

NEOs are eligible for severance benefits which are determined in the same manner as for all other eligible employees.

CHANGE-IN-CONTROL. Each NEO’s Severance Agreement provides a formula for determining the severance benefit due to him or her for a termination of employment in connection with a change-in-control in lieu of benefits payable under the Company’s Severance Plan. In a “double trigger” situation, under the Severance Agreements, NEOs would have received the amounts shown in the table.

Other Post-Termination Benefits

Company currently provides retiree medical benefits to employees who meet certain requirements at the time of their termination.

CHANGE-IN-CONTROL. Under the Severance Agreements, NEOs are entitled to continued life, accident and health insurance for two years. If a NEO is re-employed and his new employer provides comparable or better medical coverage at no cost to the NEO, then the Company would not provide the continued coverage.

Deferred Compensation Payout

Each NEO’s accrued balance in his or her Compensation Deferral Program account is payable in accordance with his or her payout election, as described under the “Nonqualified Deferred Compensation” table.

CHANGE-IN-CONTROL. Under the Compensation Deferral Program, the payout of deferred balances is accelerated upon a change-in-control unless the NEO has previously made a valid election to waive rights to receive an accelerated payment in connection with the change-in-control, and instead, to receive payment in accordance with his or her previous election. There is no value calculated for any acceleration as a NEO would simply receive payment sooner than the time he or she had originally elected the payment of the amount of compensation already earned but deferred.

Annual Performance-Based Variable Compensation Payments

Annual performance-based variable compensation awards that NEOs may receive are entirely at the discretion of the Board’s Compensation Committee. It is speculative whether the Compensation Committee would have made such awards for 2017 if a NEO’s employment terminated under the Voluntary Termination, Involuntary-for-Cause Termination, or the Involuntary Termination events on or before December 31, 2017. If the Compensation Committee had made such awards for 2017, it is also speculative how the amounts might have related to the amounts set forth in the “Grants of Plan-Based Awards” table in the “Estimated Possible Payouts Under Non-equity Incentive Plan Awards” columns.

CHANGE-IN-CONTROL. In a “double trigger” situation, the Severance Agreements provide a formula for determining the accrued annual performance-based variable compensation payment due to a NEO. The amounts shown in the above table are based on the NEO’s target annual performance-based variable compensation award for 2017 (expressed as a percent of salary for that year) times current base salary.

Equity Awards

Each NEO has outstanding equity awards granted under the Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan or prior equity plans. For purposes of this disclosure, values are attributed solely to any acceleration.

VOLUNTARY TERMINATION OR INVOLUNTARY-FOR-CAUSE TERMINATION. If a NEO voluntarily terminates employment or the Company terminates employment for cause, unexercised stock options and unvested performance share and restricted stock unit awards will be immediately forfeited. However, if a NEO voluntarily terminates after the first anniversary of the grant date and satisfies the specified age and service requirements, unvested stock options will continue to vest at the time set forth in the grant agreement, and any unvested PSUs will continue to vest in the ordinary course if the applicable performance criteria are satisfied. No acceleration of the exercisability of any stock option, or vesting of a restricted stock or PSU award, occurs and, therefore, no value is attributed to these awards under these termination events.

INVOLUNTARY TERMINATION OR CHANGE-IN- CONTROL. All stock option and PSU awards immediately vest upon a NEO’s death with PSU awards being paid out at target. If a NEO terminates employment by reason of disability, stock options continue to become vested at the times set forth in the grant agreement, and PSU awards are immediately paid out at target.

If the Company terminates a NEO’s employment other than for cause prior to the first anniversary of the grant, unvested stock option and PSU awards are immediately forfeited. If such termination occurs after the first anniversary of the grant date, stock options continue to become exercisable at the times set forth in the grant agreement and the PSUs will continue to vest in the ordinary course if the applicable performance criteria are satisfied.

For stock options and PSU awards granted in 2015, upon a change-in-control no accelerated vesting would occur if replacement awards are provided by the acquiring entity. For stock options and PSU awards granted in 2016 and 2017, no accelerated vesting would occur regardless of whether or not replacement awards are provided. For all awards, whether replacement awards are granted or not, upon the occurrence of “double trigger,” accelerated vesting of all awards would occur. The table above reflects such acceleration.

As of December 31, 2017, Mr. Telesz is the only NEO with outstanding restricted stock unit awards. Mr. Telesz’s 2012 restricted stock unit award will immediately vest as to only 10,000 shares in the event his employment with the Company terminates prior to August 31, 2027 by reason of his death or disability, and as to only 5,000 shares in the event that his employment terminates by action of the Company other than for cause prior to such date. Further, if a replacement award of equal value is made to Mr. Telesz, the vesting of his 2012 restricted stock unit award will not accelerate upon a change-in-control. The vesting of Mr. Telesz’s 2012 restricted stock unit award was modified pursuant to Mr. Telesz’s Separation Agreement with the Company described below in the subsection entitled “Subsequent Development.”

To the extent that accelerated vesting occurs as described above, the option acceleration value shown in the above table is determined by the difference between the exercise price of the accelerated options and the per share price of the Company’s common stock times the number of the accelerated option shares. The acceleration values of the PSU and restricted stock unit awards is determined as the per share price of the Company’s common stock times the number of shares subject to the award (target number of shares for PSUs).

Retirement Benefit Enhancements

The Pension Program benefits for each NEO are discussed as part of the “2017 Pension Benefits” table. Except as discussed below, no enhanced benefits would be payable under the Pension Program that are not otherwise included in the 2017 Pension Benefits table.

VOLUNTARY TERMINATION, INVOLUNTARY-FOR-CAUSE TERMINATION, AND INVOLUNTARY TERMINATION. NEOs would not be entitled to any additional or enhanced benefit under these termination events, but any vested benefit would be preserved and would become payable under the Pension Program at such time as the NEOs would otherwise become eligible for pension payments.

CHANGE-IN-CONTROL. The Severance Agreements do not provide for the crediting of years of service or similar enhanced benefits that would be payable under the Pension Program itself. Instead, the Severance Agreements provide for lump sum payments equal to the incremental value of three additional years of age and service credited under the Pension Program for NEOs participating in the Pension Program Traditional Design. For Mr. White, the Severance Agreements provide for a lump sum payment equal to 12% of his pension eligible compensation to duplicate three years of Company contributions under the Pension Program Account-Based Design. Similarly, Mr. Telesz’s Severance Agreement provides for a lump sum payment equal to 8% of his pension eligible pay to duplicate two years of Company contributions under the Pension Program Account-Based Design. The amounts shown in the table above reflect these lump sum payments.

Benefits under the SRIP become immediately vested and payable in a lump sum upon the occurrence of a change in control unless the NEO has previously made a valid election to waive rights to receive such payment in connection with the change-in-control and to instead receive such payment in ordinary course. There is no value calculated for any acceleration as each NEO is already fully vested in his or her SRIP benefit and would simply receive payment sooner than if a change in control had not occurred.

No Excise Tax Gross-Up Payments

Under the Severance Agreements, the Company would not reimburse NEOs for any excise or other taxes they owed under Section 4999 of the Internal Revenue Code or otherwise due to their receipt of excess “parachute” payments. The total benefits payable to a NEO under the Severance Agreement in connection with a change-in-control will be reduced to the extent necessary to avoid the imposition of the Section 4999 excise tax where the effect of such reduction would be to place him or her in a better after-tax economic position than he would have been in had no such reduction been made.

Subsequent Development

On April 6, 2018, the Company entered into a Separation Agreement and General Release (the “Separation Agreement”) with Mr. Telesz. His employment with the Company will terminate on May 1, 2018 and he will be entitled to receive the separation benefits provided under the Separation Agreement in lieu of any severance or other separation benefits to which he may otherwise be entitled, including those described directly above, subject to his general release of claims becoming effective.

Pursuant to the Separation Agreement, upon his termination Mr. Telesz will be entitled to (1) a lump sum severance payment of $1,288,175; (2) cash payments in an aggregate amount of $257,874 to approximate the value of a pro rata 2018 target annual performance-based variable compensation award, as well as the value of one year of additional participation in the Company’s Pension Program, 401(k) Plan and Compensation Deferral Program; and (3) certain other benefits (including financial planning services and standard outplacement services). Each of Mr. Telesz’s outstanding equity awards will be subject to the treatment provided by the applicable award agreement for a termination by action of the Company other than for cause, except that in connection with the Separation Agreement, the award agreement with respect to his 2012 grant of 20,000 RSUs was amended to provide for accelerated vesting of an additional 5,000 RSUs upon his termination. As a result, a total of 10,000 RSUs will vest upon his termination and the remaining 10,000 RSUs subject to the 2012 grant will be forfeited. Under the Separation Agreement, Mr. Telesz reaffirmed his obligations pursuant to the restrictive covenants in his Nondisclosure, Nonsolicitation and Noncompetition Agreement, including a confidentiality covenant, a two-year non-solicit and a one-year non-compete (reduced from two years in connection with the Separation Agreement).

CEO Pay Ratio

The Company calculated the ratio of the annual total compensation of its CEO to that of its median employee as required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and related SEC rules.

To identify the median employee, the Company first gathered information for its entire employee population as of October 1, 2017. The Company then chose a consistently applied compensation measure (“CACM”) of ‘base pay’ to determine its median employee. Base pay is made up of base salary, base wages, and scheduled overtime pay. For the analysis, each employee’s scheduled work hours were used as a reasonable estimate for actual hours worked during 2017 and applied to his or her base pay rate, therein capturing part-time and non-standard work arrangements. The results were converted to U.S. dollars at the average exchange rate from January 1 through September 30. Base pay was annualized only for those who began work with the Company during 2017.

The Company excluded all of its employees in Colombia (378 employees), Costa Rica (125), the Dominican Republic (16), Ghana (7), Panama (46), Paraguay (66),

Thailand (465), the United Arab Emirates (8), and Venezuela (160) under the “De Minimis Exemption” as permitted by SEC rules. This excluded population of employees totaled 1,271 of the Company’s entire employee population (as defined by the Pay Ratio rule) of 28,741, or approximately 4.4%.

After identifying the median employee, the Company calculated 2017 annual total compensation for both the median employee and the CEO in accordance with SEC rules to arrive at the Pay Ratio. The median employee’s 2017 annual total compensation was $46,209 and the CEO’s 2017 annual total compensation was $21,969,671 resulting in a ratio of the CEO’s annual total compensation to the median employee’s annual total compensation for 2017 of 475:1.

SEC rules for identifying the median employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to use a variety of methodologies, exclusions, assumptions and reasonable estimates. As a result, the pay ratio reported above may not be comparable to the pay ratio disclosures made by other companies.

Director Compensation

Director Compensation Program

The Company paid the amounts reported in the 2017 Director Compensation table below pursuant to its director compensation program in effect for 2017. The Company does not pay any director who is a Company employee (Mr. Angel in 2017) for serving as a member of the Board of Directors or any committee of the Board of Directors. The Governance & Nominating Committee of the Board determines non-management director compensation consistent with the Directors’ Compensation principles set forth in the Corporate Governance Guidelines. The director compensation program in effect for 2017 is described below.

Cash Compensation

•	A $100,000 annual retainer paid quarterly.
•	An additional $15,000 annual retainer paid quarterly to each chairman of a Board committee ($20,000 for the chairman of the Audit Committee).
•	An additional $25,000 annual retainer paid quarterly to the Lead Director.

Equity Compensation

Each active non-management director participates in the Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan. The Plan allows for grants of stock options, restricted stock, unrestricted stock, and restricted stock units or any combination thereof, as the Governance & Nominating Committee determines. The Committee may make an annual equity grant under this Plan to each non-management director having a value up to an amount set by the Board. For 2017, the Board set this amount at $160,000.

The Governance & Nominating Committee selected restricted stock units as the sole form of equity for the 2017 grant. The restricted stock units are fully vested (non-forfeitable) after one-year from the date of grant, and will be forfeited if a director’s service on the Board terminates for any reason before the one year anniversary of the grant. Restricted stock units will be paid out as soon as practicable after the vesting date unless a director further defers the payout. The number of restricted stock units granted so as to deliver the $160,000 value as of the April 25, 2017 grant date was based upon the average of the closing prices of the Company’s stock for the

200 trading days prior to April 1, 2017. Because the closing price of the Company’s common stock on April 25, 2017 was higher than this 200-day average, the full grant date fair market value of the restricted stock units granted on April 25, 2017 and reported in the 2017 Director Compensation Table below was $169,218.

Fees Deferral Plan

Under the Directors’ Fees Deferral Plan, non-management directors may, before the beginning of a calendar year, elect to defer to a later date payment of some or all of the cash fees that may be earned in the upcoming year. A director may fix this deferred payment date when making a deferral election. A director also chooses whether the deferred fees will earn amounts based upon a “Cash Account,” or a “Stock Unit Account.” The Cash Account earns interest at the prime rate, while the value of the Stock Unit Account tracks the market price of the Company’s common stock. Stock Unit Accounts are also credited with additional stock units whenever dividends are paid on the Company’s common stock. Dividends are credited at the same rate as they are paid to all shareholders. Stock units provide directors the economic equivalent of owning the Company’s stock, except that the units may not be transferred or sold and they do not provide any voting or other shareholder rights. The “Cash Account” is paid to the director in cash on the designated payment date. The “Stock Unit Account” is paid in shares of Company common stock upon his or her termination of service as a director or the attainment of an age specified by the director not to exceed age 75.

Expenses

The Company pays or reimburses directors for travel, lodging and related expenses incurred in connection with attending board and committee meetings, the Annual Meeting and other Company business-related events (including the expenses related to the attendance of spouses if they are specifically invited for appropriate business purposes), and may provide use of Company chartered aircraft. From time to time, the Company may reimburse a director’s expenses for his or her participation in third party-supplied continuing education related to the director’s board or committee service.

The table below shows (i) the fees that the Company’s non-management directors earned in 2017, (ii) the value of restricted stock units granted in 2017, and (iii) other amounts disclosed as “All Other Compensation.”

2017 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(4)	All Other Compensation ($)(5)	Total ($)
Oscar Bernardes	100,000	169,218	0	0	0	0	269,218
Nance K. Dicciani	115,000	169,218	0	0	0	15,000	299,218
Edward G. Galante	115,000	169,218	0	0	0	0	284,218
Ira D. Hall (6)	36,594	169,218	0	0	0	15,000	220,812
Raymond W. LeBoeuf	115,000	169,218	0	0	0	15,000	299,218
Larry D. McVay	115,000	169,218	0	0	0	15,000	299,218
Martin H. Richenhagen	100,000	169,218	0	0	0	0	269,218
Wayne T. Smith	100,000	169,218	0	0	0	15,000	284,218
Robert L. Wood	140,000	169,218	0	0	0	15,000	324,218

(1)	Certain non-management directors elected to defer some or all of their cash retainers earned in 2017 pursuant to the Directors’ Fees Deferral Plan described above. Any deferred amounts are included in this column.

(2)	Full grant date fair value of restricted stock units granted to each director on April 25, 2017 as determined under accounting standards related to shared-based compensation.

(3)	At December 31, 2017, the non-management directors had the following outstanding stock option awards: Oscar Bernardes 0 shares; Nance K. Dicciani, 0 shares; Edward G. Galante, 4,600 shares; Ira D. Hall, 0 shares; Raymond W. LeBoeuf, 0 shares; Larry D. McVay 0 shares; Martin H. Richenhagen, 0 shares; Wayne T. Smith, 0 shares; and Robert L. Wood, 0 shares.

(4)	Some non-management directors defer cash fees pursuant to the Directors’ Fees Deferral Plan and/or have balances from previous deferrals. As none of the earnings on these deferred amounts is above-market or otherwise preferential, no amounts are included in this column.

(5)	Amounts in this column do not represent compensation paid to the directors. These amounts are the Company’s 2017 matching contributions for the director’s eligible charitable donations. SEC rules require disclosure of these amounts in this table. In 2017, Praxair matched personal donations to eligible charitable institutions up to a $15,000 maximum per year per donor. This matching gift program is available to the Company’s U.S. employees and non-management directors on the same basis.

(6)	Mr. Hall retired from the Board immediately prior to the 2017 Annual Meeting, and received compensation through the effective date of his retirement on April 24, 2017.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)          The following information required under this Item 15 (other than Exhibits 31.01 and 31.02) were filed as part of the Original Report on Form 10-K:

(1)          The Company’s 2017 Consolidated Financial Statements and the Report of the Independent Registered Public Accounting Firm were included in Part II, Item 8. Financial Statements and Supplementary Data of the Original Filing.

(2)          Financial Statement Schedules – All financial statement schedules were omitted from the Original Filing because they were not applicable or the required information was shown in the financial statements or notes thereto.

(3)          Exhibits – The exhibits required by Form 10-K are listed in the accompanying index and were filed with, or incorporated by reference into, the Original Filing, except that Exhibits 31.01 and 31.02 are being filed again with this Amendment

INDEX TO EXHIBITS

Praxair, Inc. and Subsidiaries

Exhibit No.	Description

2.1	Business Combination Agreement by and among Linde Aktiengesellschaft, Praxair, Inc., Zamalight PLC, Zamalight Holdco LLC and Zamalight Subco, Inc. dated as of June 1, 2017 (Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K dated June 1, 2017, Filing No. 1-11037, and is incorporated herein by reference.)

2.1a	Amendment No. 1, dated August 10, 2017, to the Business Combination Agreement, by and among Praxair, Inc., Linde Aktiengesellschaft, Linde plc, Zamalight Holdco LLC and Zamalight Subco, Inc. (Filed as Exhibit 2.1 to the Company Current Report on Form 8-K dated August 10, 2017, Filing No. 1-11037, and is incorporated hereby by reference.)

3.01	Restated Certificate of Incorporation of Praxair, Inc. as filed with the Secretary of State of the State of Delaware on April 27, 2012 (Filed as Exhibit 3.01 to the Company’s Current Report on Form 8-K dated April 30, 2012, Filing No. 1-11037, and incorporated herein by reference).

3.02	Amended and Restated By-Laws of Praxair, Inc. (Filed as Exhibit 3.02 to the Company’s Current Report on Form 8-K dated January 29, 2016, Filing No. 1-11037, and incorporated herein by reference).

3.03	Certificate of Designations for the 7.48% Cumulative Preferred Stock, Series A (Filed on February 13, 1997 as Exhibit 3.3 to Amendment #1 to the Company’s Registration Statement on Form S-3, Registration No. 333-18141).

3.04	Certificate of Designations for the 6.75% Cumulative Preferred Stock, Series B (Filed on February 13, 1997 as Exhibit 3.4 to Amendment #1 to the Company’s Registration Statement on Form S-3, Registration No. 333-18141).

4.01	Common Stock Certificate (Filed as Exhibit 4.01 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

4.02a	Indenture, dated as of July 15, 1992, between Praxair, Inc. and U.S. Bank National Association, as the ultimate successor trustee to Bank of America, Illinois, formerly Continental Bank, National Association (Filed as Exhibit 4 to the Company’s Current Report on Form 8-K dated March 19, 2007, Filing No. 1-11037, and incorporated herein by reference).

4.02b	Form of Subordinated Indenture was filed as Exhibit 4.3 to the Company’s Form S-3 filed on May 12, 2015, and is incorporated herein by reference.

4.03	Copies of the agreements relating to long-term debt which are not required to be filed as exhibits to this Annual Report on Form 10-K will be furnished to the Securities and Exchange Commission upon request.

4.04	Series A Preferred Stock Certificate (Filed on February 7, 1997 as Exhibit 4.3 to Amendment #1 to the Company’s Registration Statement on Form S-3, Registration No. 333-18141).

4.05	Series B Preferred Stock Certificate (Filed on February 7, 1997 as Exhibit 4.4 to Amendment #1 to the Company’s Registration Statement on Form S-3, Registration No. 333-18141).

*10.01	Restated 2002 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.01 to the Company’s 2003 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.01a	Amendment, dated as of October 24, 2006, to the Amended and Restated 2002 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.01a to the Company’s 2006 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.01b	Amendment, dated as of January 23, 2007, to the Amended and Restated 2002 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.01b to the Company’s 2006 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.01c	Form of Standard Option Award under the 2002 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.01c to the Company’s 2007 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.01d	Form of Transferable Option Award under the 2002 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.01d to the Company’s 2007 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

Exhibit No.	Description

*10.02	Form of Executive Severance Compensation Agreement effective January 1, 2009 (Filed as Exhibit 10.02 to the Company’s 2008 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.02a	Form of Amendment, effective December 31, 2012, to Executive Severance Compensation Agreements that were effective January 1, 2009 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 14, 2012, Filing No. 1-11037, and incorporated herein by reference.

*10.02b	Form of Executive Severance Compensation Agreement effective January 1, 2010 (Filed as Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, Filing No. 1-11037, and incorporated herein by reference).

*10.02c	Form of Amendment, effective December 31, 2012, to Executive Severance Compensation Agreements that were effective January 1, 2010 (Filed as Exhibit 10.02c to the Company’s 2012 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.02d	Form of Executive Severance Compensation Agreement effective January 1, 2013 (Filed as Exhibit 10.02d to the Company’s 2012 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.03	Praxair, Inc. Variable Compensation Plan amended and restated effective April 24, 2012 (Filed as Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, Filing No. 1-11037, and incorporated herein by reference).

*10.04	Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Filed as Exhibit 10.04 to the Company’s 2003 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.04a	First Amendment, dated as of October 24, 2006, to the Amended and Restated 1995 Stock Option Plan for Non-Employee Directors (Filed as Exhibit 10.04a to the Company’s 2006 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.04b	2005 Equity Compensation Plan for Non-Employee Directors of Praxair, Inc. amended and restated effective January 26, 2010 (Filed as Exhibit 10.04b to the Company’s 2009 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.04c	Form of Option Award under the 2005 Equity Compensation Plan for Non-Employee Directors of Praxair, Inc (Filed as Exhibit 10.04a to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, Filing No. 1-11037, and incorporated herein by reference).

*10.05a	Praxair, Inc. Supplemental Retirement Income Plan A effective January 1, 2008 (Filed as Exhibit 10.05a to the Company’s 2008 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.05b	First amendment to the Praxair, Inc. Supplemental Retirement Income Plan A effective January 1, 2010 (Filed as Exhibit 10.05b to the Company’s 2009 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.05c	Second Amendment to Praxair, Inc. Supplemental Retirement Income Plan A effective February 28, 2017, (Filed as Exhibit 10.05c to the Company’s 2016 Annual Report on Form 10-K, Filing No. 1-11037, and is incorporated hereby by reference).

*10.05d	Praxair, Inc. Supplemental Retirement Income Plan B amended and restated effective December 31, 2007 (Filed as Exhibit 10.05b to the Company’s 2008 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.05e	First amendment to the Praxair, Inc. Supplemental Retirement Income Plan B effective January 1, 2010 (Filed as Exhibit 10.05d to the Company’s 2009 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.05f	Second Amendment to Praxair, Inc. Supplemental Retirement Income Plan B effective July 1, 2012 (Filed as Exhibit 10.05e to the Company’s 2012 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.05g	Third Amendment to Praxair, Inc. Supplemental Retirement Income Plan B effective February 28, 2017, (Filed as Exhibit 10.05g to the Company’s 2016 Annual Report on Form 10-K, Filing No. 1-11037, and is incorporated herein by reference).

Exhibit No.	Description

*10.05h	Praxair, Inc. Equalization Benefit Plan amended and restated effective December 31, 2007 (Filed as Exhibit 10.05c to the Company’s 2008 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.05i	First amendment to the Praxair, Inc. Equalization Benefit Plan effective January 1, 2010 (Filed as Exhibit 10.05f to the Company’s 2009 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.05j	Second Amendment to the Praxair, Inc. Equalization Benefit Plan effective February 28, 2017,(Filed as Exhibit 10.05j to the Company’s 2016 Annual Report on Form 10-K, Filing No. 1-11037, and is incorporated herein by reference).

*10.05k	Third Amendment to the Praxair, Inc. Equalization Benefit Plan effective December 1, 2017 was filed with the Original 2017 Form 10-K filing.

*10.05l	Fourth Amendment to the Praxair, Inc. Supplemental Retirement Income Plan B effective December 1, 2017 was filed with the Original 2017 Form 10-K filing.

*10.05m	Third Amendment to the Praxair, Inc. Supplemental Retirement Income Plan A effective December 1, 2017 was filed with the Original 2017 Form 10-K filing.

*10.06	Praxair, Inc. Director’s Fees Deferral Plan amended and restated effective January 26, 2010 (Filed as Exhibit 10.06 to the Company’s 2009 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.07	Praxair, Inc. Compensation Deferral Program Amended and Restated as of July 15, 2014 (Filed as Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, Filing No. 1-11037, and incorporated herein by reference).

*10.07a	First Amendment to the Praxair Compensation Deferral Program effective February 28, 2017,(Filed as Exhibit 10.07a to the Company’s 2016 Annual Report on Form 10-K, Filing No. 1-11037, and is incorporated herein by reference).

10.08	Transfer Agreement dated January 1, 1989, between Union Carbide Corporation and the registrant (Filed as Exhibit 10.06 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.08a	Amendment No. 1 dated as of December 31, 1989, to the Transfer Agreement (Filed as Exhibit 10.07 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.08b	Amendment No. 2 dated as of July 2, 1990, to the Transfer Agreement (Filed as Exhibit 10.08 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.08c	Amendment No. 3 dated as of January 2, 1991, to the Transfer Agreement (Filed as Exhibit 10.09 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.09	Transfer Agreement dated January 1, 1989, between Union Carbide Corporation and Union Carbide Coatings Service Corporation (Filed as Exhibit 10.14 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.09a	Amendment No. 1 dated as of December 31, 1989, to the Transfer Agreement (Filed as Exhibit 10.15 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.09b	Amendment No. 2 dated as of July 2, 1990, to the Transfer Agreement (Filed as Exhibit 10.16 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.10	Additional Provisions Agreement dated as of June 4, 1992 (Filed as Exhibit 10.21 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.11	Amended and Restated Realignment Indemnification Agreement dated as of June 4, 1992 (Filed as Exhibit 10.23 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

Exhibit No.	Description

10.12	Environmental Management, Services and Liabilities Allocation Agreement dated as of January 1, 1990 (Filed as Exhibit 10.13 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.12a	Amendment No. 1 to the Environmental Management, Services and Liabilities Allocation Agreement dated as of June 4, 1992 (Filed as Exhibit 10.22 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.13	Danbury Lease-Related Services Agreement dated as of June 4, 1992 (Filed as Exhibit 10.24 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.13a	First Amendment to Danbury Lease-Related Services Agreement (Filed as Exhibit 10.13a to the Company’s 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.14	Danbury Lease Agreements, as amended (Filed as Exhibit 10.26 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.14a	Second Amendment to Linde Data Center Lease (Danbury) (Filed as Exhibit 10.14a to the Company’s 1993 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.14b	Fourth Amendment to Carbide Center Lease (Filed as Exhibit 10.14b to the Company’s 1993 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.14c	Third Amendment to Linde Data Center Lease (Filed as Exhibit 10.14c to the Company’s 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.14d	Fifth Amendment to Carbide Center Lease (Filed as Exhibit 10.14d to the Company’s 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.14e	Sixth Amendment to Carbide Center Lease (Filed as Exhibit 10.14e to the Company’s 2004 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.15	Employee Benefits Agreement dated as of June 4, 1992 (Filed as Exhibit 10.25 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.15a	First Amendatory Agreement to the Employee Benefits Agreement (Filed as Exhibit 10.15a to the Company’s 1994 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

10.16	Tax Disaffiliation Agreement dated as of June 4, 1992 (Filed as Exhibit 10.20 to the Company’s Registration Statement on Form 10, Filing No. 1-11037, and incorporated herein by reference).

10.17	Credit Agreement dated as of December 19, 2014 among Praxair, Inc. and the Eligible Subsidiaries Referred to therein, the Lenders listed therein, and Bank of America, N.A., as Administrative Agent, Citibank N.A., Deutsche Bank Securities Inc. and HSBC Securities (USA) Inc., as Syndication Agents was filed as Exhibit 10.1 to the Company’s current report on Form 8-K, dated December 22, 2014, Filing No. 1-11037, and is incorporated herein by reference.

10.17a	$500,000,000 364-Day Credit Agreement dated as of June 30, 2017 among Praxair, Inc., The Lenders Listed therein and Mizuho Bank, Ltd., as Administrative Agent (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 5, 2017, Filing No. 1.11037, and is incorporated herein by reference).

*10.18	Praxair, Inc. Plan for Determining Performance-Based Awards Under Section 162(m) (Filed as Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, Filing No. 1-11037, and incorporated herein by reference).

*10.19	Service Credit Arrangement for Stephen F. Angel dated May 23, 2007 was filed as Exhibit 10.20 to the Company’s Form 8-K filed on May 24, 2007 and is incorporated herein by reference.

*10.20	2009 Praxair, Inc. Long Term Incentive Plan as amended on April 27, 2010, January 25, 2011 and October 23, 2012 was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 14, 2012 Filing No. 1-11037, and incorporated herein by reference.

*10.21	Form of Standard Option Award under the 2009 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.22 to the Company’s 2009 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

Exhibit No.	Description

*10.22	Form of Transferable Option Award under the 2009 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.23 to the Company’s 2009 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.23	Form of Restricted Stock Unit Award under the 2009 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.24 to the Company’s 2009 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.24a	Form of Performance Share Unit Award under the 2009 Praxair, Inc. Long Term Incentive Plan for grants made from 2010-2013 (Filed as Exhibit 10.25 to the Company’s 2009 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.24b	Form of Performance Share Unit Award under the 2009 Praxair, Inc. Long Term Incentive Plan for grants made in 2013-2014 with Earnings Per Share performance metrics (Filed as Exhibit 10.24b to the Company’s 2012 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.24c	Form of Performance Share Unit Award under the 2009 Praxair, Inc. Long Term Incentive Plan for grants made in 2013-2014 with Return on Capital performance metrics (Filed as Exhibit 10.24c to the Company’s 2012 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.25	Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, Filing No. 1-11037, and incorporated herein by reference).

*10.25a	First Amendment, dated as of April 25, 2017, to the Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, Filing No. 1-11037, and is incorporated herein by reference).

*10.26	Form of Transferable Option Award under the Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan for grants made in 2015 and thereafter (Filed as Exhibit 10.26 to the Company’s 2014 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.26a	Form of Transferable Option Award under the Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan for grants made in 2018 and thereafter was filed with the Original 2017 Form 10-K filing.

*10.27	Form of Restricted Stock Unit Award under the Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan for grants made in 2015 and thereafter (Filed as Exhibit 10.27 to the Company’s 2014 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.27a	Form of Restricted Stock Unit Award under the Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan for grants made in 2018 and thereafter was filed with the Original 2017 Form 10-K filing.

*10.28a	Form of Performance Share Unit Award under the Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan for grants made in 2015 and thereafter with Earnings Per Share performance metrics (Filed as Exhibit 10.28A to the Company’s 2014 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.28b	Form of Performance Share Unit Award under the Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan for grants made in 2015 and thereafter with Return on Capital performance metrics (Filed as Exhibit 10.28B to the Company’s 2014 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.28c	Form of Performance Share Unit Award under the Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan for grants made in 2016 and thereafter with Total Shareholder Return performance metrics (Filed as Exhibit 10.28C to the Company’s 2015 Annual Report on Form 10-K, Filing No. 1-11037, and incorporated herein by reference).

*10.28d	Form of Non-Employee Director Restricted Stock Unit Award under the Amended and Restated 2009 Praxair, Inc. Long Term Incentive Plan (Filed as Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, Filing No. 1-11037, and incorporated herein by reference.

10.29	Form of Standard Underwriting Provisions was filed as Exhibit 1.1 to the Company’s Registration Statement on Form S-3 filed on May 12, 2015, and is incorporated herein by reference.

Exhibit No.	Description

12.01	Computation of Ratio of Earnings to Fixed Charges was filed with the Original 2017 Form 10-K filing.

21.01	Subsidiaries of Praxair, Inc. was filed with the Original 2017 Form 10-K filing.

23.01	Consent of Independent Registered Public Accounting Firm was filed with the Original 2017 Form 10-K filing.

31.01	Rule 13a-14(a) Certification is filed herewith.

31.02	Rule 13a-14(a) Certification is filed herewith.

32.01	Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act) was filed with the Original 2017 Form 10-K filing.

32.02	Section 1350 Certification (such certifications are furnished for the information of the Commission and shall not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act) was filed with the Original 2017 Form 10-K filing.

101.INS	XBRL Instance Document was filed with the Original 2017 Form 10-K filing.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

Copies of exhibits incorporated by reference can be obtained from the SEC and are located in SEC File No. 1-11037.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Praxair, Inc. and Subsidiaries

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAXAIR, INC.
(Registrant)
Date: April 30, 2018	By:	/s/ KELCEY E. HOYT
Kelcey E. Hoyt Vice President and Controller (On behalf of the Registrant)