Form 10-Q
period 2018-06-30
PRAXAIR INC
filed 2018-07-26
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At June 30, 2018, 287,575,784 shares of common stock ($0.01 par value) of the Registrant were outstanding.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended June 30,
	2018	2017
SALES	$3,061	$2,834
Cost of sales, exclusive of depreciation and amortization	1,723	1,599
Selling, general and administrative	307	305
Depreciation and amortization	311	292
Research and development	24	23
Transaction costs and other charges	24	15
Other income (expense) - net	17	6
OPERATING PROFIT	689	606
Interest expense - net	44	38
Net pension and OPEB cost (benefit), excluding service cost	2	2
INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	643	566
Income taxes	158	157
INCOME BEFORE EQUITY INVESTMENTS	485	409
Income from equity investments	14	11
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	499	420
Less: noncontrolling interests	(19)	(14)
NET INCOME - PRAXAIR, INC.	$480	$406
PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share	$1.67	$1.42
Diluted earnings per share	$1.65	$1.41
Cash dividends per share	$0.825	$0.7875
WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	287,803	286,090
Diluted shares outstanding	290,908	288,535
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Six months ended June 30,
	2018	2017
SALES	$6,060	$5,562
Cost of sales, exclusive of depreciation and amortization	3,400	3,148
Selling, general and administrative	617	595
Depreciation and amortization	622	579
Research and development	48	46
Transaction costs and other charges	43	21
Other income (expense) - net	12	—
OPERATING PROFIT	1,342	1,173
Interest expense - net	90	79
Net pension and OPEB cost (benefit), excluding service cost	4	(13)
INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	1,248	1,107
Income taxes	306	306
INCOME BEFORE EQUITY INVESTMENTS	942	801
Income from equity investments	29	23
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	971	824
Less: noncontrolling interests	(29)	(29)
NET INCOME - PRAXAIR, INC.	$942	$795
PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share	$3.27	$2.78
Diluted earnings per share	$3.24	$2.76
Cash dividends per share	$1.65	$1.575
WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	287,654	285,799
Diluted shares outstanding	290,926	288,067
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Millions of dollars)
(UNAUDITED)

	Quarter Ended June 30,
	2018	2017
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$499	$420

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(640)	(1)
Income taxes	(3)	55
Translation adjustments	(643)	54
Funded status - retirement obligations (Note 11):
Retirement program remeasurements	(9)	(17)
Reclassifications to net income	17	16
Income taxes	(2)	1
Funded status - retirement obligations	6	—
Derivative instruments (Note 6):
Current quarter unrealized gain (loss)	—	1
Reclassifications to net income	—	—
Income taxes	—	(1)
Derivative instruments	—	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(637)	54

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	(138)	474
Less: noncontrolling interests	2	(27)
COMPREHENSIVE INCOME (LOSS) - PRAXAIR, INC.	$(136)	$447
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Millions of dollars)
(UNAUDITED)

	Six months ended June 30,
	2018	2017
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$971	$824

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(534)	316
Income taxes	6	58
Translation adjustments	(528)	374
Funded status - retirement obligations (Note 11):
Retirement program remeasurements	(8)	(20)
Reclassifications to net income	34	20
Income taxes	(6)	—
Funded status - retirement obligations	20	—
Derivative instruments (Note 6):
Current period unrealized gain (loss)	—	—
Reclassifications to net income	—	—
Income taxes	—	—
Derivative instruments	—	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(508)	374

COMPREHENSIVE INCOME (INCLUDING NONCONTROLLING INTERESTS)	463	1,198
Less: noncontrolling interests	(19)	(47)
COMPREHENSIVE INCOME - PRAXAIR, INC.	$444	$1,151
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$479	$617
Accounts receivable - net	1,877	1,804
Inventories	606	614
Prepaid and other current assets	202	250
TOTAL CURRENT ASSETS	3,164	3,285
Property, plant and equipment (less accumulated depreciation of $13,821 in 2018 and $13,819 in 2017)	11,701	12,057
Goodwill	3,200	3,233
Other intangible assets - net	525	553
Other long-term assets	1,246	1,308
TOTAL ASSETS	$19,836	$20,436
LIABILITIES AND EQUITY
Accounts payable	$967	$972
Short-term debt	250	238
Current portion of long-term debt	979	979
Other current liabilities	1,083	1,118
TOTAL CURRENT LIABILITIES	3,279	3,307
Long-term debt	7,229	7,783
Other long-term liabilities	2,786	2,824
TOTAL LIABILITIES	13,294	13,914
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 14)	14	11
Praxair, Inc. Shareholders’ Equity:
Common stock $0.01 par value, authorized - 800,000,000 shares, issued 2018 and 2017 - 383,230,625 shares	4	4
Additional paid-in capital	4,066	4,084
Retained earnings	13,690	13,224
Accumulated other comprehensive income (loss) (Note 14)	(4,596)	(4,098)
Less: Treasury stock, at cost (2018 - 95,654,841 shares and 2017 - 96,453,634 shares)	(7,137)	(7,196)
Total Praxair, Inc. Shareholders’ Equity	6,027	6,018
Noncontrolling interests	501	493
TOTAL EQUITY	6,528	6,511
TOTAL LIABILITIES AND EQUITY	$19,836	$20,436
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Six months ended June 30,
	2018	2017
OPERATIONS
Net income - Praxair, Inc.	$942	$795
Noncontrolling interests	29	29
Net income (including noncontrolling interests)	971	824
Adjustments to reconcile net income to net cash provided by operating activities:
Transaction costs and other charges, net of payments	15	17
Depreciation and amortization	622	579
Deferred income taxes	10	48
Share-based compensation	21	28
Working capital:
Accounts receivable	(147)	(95)
Inventory	(10)	(5)
Prepaid and other current assets	25	(40)
Payables and accruals	(6)	(24)
Pension contributions	(10)	(6)
Long-term assets, liabilities and other	(13)	85
Net cash provided by operating activities	1,478	1,411
INVESTING
Capital expenditures	(676)	(652)
Acquisitions, net of cash acquired	—	(2)
Divestitures and asset sales	69	17
Net cash used for investing activities	(607)	(637)
FINANCING
Short-term debt borrowings (repayments) - net	13	(157)
Long-term debt borrowings	—	10
Long-term debt repayments	(505)	(158)
Issuances of common stock	44	70
Purchases of common stock	(1)	(11)
Cash dividends - Praxair, Inc. shareholders	(474)	(450)
Noncontrolling interest transactions and other	(22)	(84)
Net cash provided by (used for) financing activities	(945)	(780)
Effect of exchange rate changes on cash and cash equivalents	(64)	17
Change in cash and cash equivalents	(138)	11
Cash and cash equivalents, beginning-of-period	617	524
Cash and cash equivalents, end-of-period	$479	$535
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
2. Transaction Costs and Other Charges

On June 1, 2017 Praxair and Linde AG ("Linde") entered into a business combination agreement, pursuant to which they agreed to combine their respective businesses subject to shareholder and regulatory approvals (see Note 17). Praxair incurred transaction costs and other charges primarily in connection with the intended business combination totaling $24 million and $43 million for the quarter and six months ended June 30, 2018 ($21 million and $39 million after-tax and noncontrolling interests, or $0.07 and $0.13 per diluted share), respectively. Praxair incurred transaction costs which totaled $15 million and $21 million after-tax for the quarter and six months ended June 30, 2017 ($0.05 and $0.07 per diluted share), respectively.

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

3. Acquisitions
Acquisition activity was immaterial for the quarter and six month periods ending June 30, 2018 and June 30, 2017.

4. Supplemental Information
Inventories
The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	June 30, 2018	December 31, 2017
Inventories
Raw materials and supplies	$222	$224
Work in process	54	57
Finished goods	330	333
Total inventories	$606	$614

Long-term receivables
Long-term receivables are not material and are largely reserved. Such long-term receivables are included within other long-term assets in the condensed consolidated balance sheets and totaled $32 million and $54 million at June 30, 2018 and December 31, 2017, respectively. These amounts are net of reserves of $46 million and $51 million, respectively. The amounts in both periods relate primarily to government receivables in Brazil and other long-term notes receivable from customers. Collectability is reviewed regularly and uncollectible amounts are written off as appropriate.

5. Debt
The following is a summary of Praxair’s outstanding debt at June 30, 2018 and December 31, 2017:

(Millions of dollars)	June 30, 2018	December 31, 2017
SHORT-TERM
Commercial paper and U.S. bank borrowings	$214	$202
Other bank borrowings (primarily international)	36	36
Total short-term debt	250	238
LONG-TERM (a)
U.S. borrowings (U.S. dollar denominated unless otherwise noted)
1.20% Notes due 2018 (b)	—	498
1.25% Notes due 2018 (c)	474	475
1.90% Notes due 2019	500	500
4.50% Notes due 2019	599	599
1.50% Euro-denominated notes due 2020	699	717
2.25% Notes due 2020	299	299
4.05% Notes due 2021	498	498
3.00% Notes due 2021	498	497
2.45% Notes due 2022	598	598
2.20% Notes due 2022	498	498
2.70% Notes due 2023	498	498
1.20% Euro-denominated notes due 2024	640	658
2.65% Notes due 2025	398	397
1.625% Euro-denominated notes due 2025	578	594
3.20% Notes due 2026	725	725
3.55% Notes due 2042	662	662
Other	10	12
International bank borrowings	30	33
Obligations under capital leases	4	4
	8,208	8,762
Less: current portion of long-term debt	(979)	(979)
Total long-term debt	7,229	7,783
Total debt	$8,458	$9,000

(a)	Amounts are net of unamortized discounts, premiums and/or debt issuance costs as applicable.

(b)	In March 2018, Praxair repaid $500 million of 1.20% notes that became due.

(c)	June 30, 2018 and December 31, 2017 include a $1 million fair value decrease and a less than $1 million increase, respectively, related to hedge accounting. See Note 6 for additional information.
In June 2018, the company's $500 million 364-day revolving credit facility with a syndicate of banks expired and was not renewed.

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
The following table is a summary of the notional amount and fair value of derivatives outstanding at June 30, 2018 and December 31, 2017 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets		Liabilities
(Millions of dollars)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$2,266	$2,693	$6	$16	$25	$16
Derivatives Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$—	$38	$—	$—	$—	$2
Forecasted purchases (a)	2	4	—	1	—	—
Interest rate contracts:
Interest rate swaps (a)	475	475	—	—	1	—
Total Hedges	$477	$517	$—	$1	$1	$2
Total Derivatives	$2,743	$3,210	$6	$17	$26	$18

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.

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
Net Investment Hedge

As of June 30, 2018, the Company has €1.65 billion ($1.92 billion) of Euro-denominated notes, of which €1.57 billion ($1.83 billion) is designated as a hedge of the net investment position in its European operations. These Euro-denominated debt instruments reduce the company's exposure to changes in the currency exchange rate on investments in foreign subsidiaries with Euro functional currencies. Since hedge inception, exchange rate movements have reduced long-term debt by $148 million (long-term debt decreased by $51 million during the first six months of 2018), with the offsetting gain shown within the cumulative translation component of AOCI in the condensed consolidated balance sheets and the consolidated statements of comprehensive income.
Interest Rate Contracts
Outstanding Interest Rate Swaps
At June 30, 2018, Praxair had one outstanding interest rate swap agreement with a $475 million notional amount related to the $475 million 1.25% notes that mature in 2018. The interest rate swap effectively converts fixed-rate interest to variable-rate interest and is designated as a fair value hedge. Fair value adjustments are recognized in earnings along with an equally offsetting charge / benefit to earnings for the changes in the fair value of the underlying debt instrument. At June 30, 2018, $1 million was recognized as a decrease in the fair value of these notes (increase in the fair value of less than $1 million at December 31, 2017).

Terminated Treasury Rate Locks
The following table summarizes the unrecognized gains (losses) related to terminated treasury rate lock contracts:

	Year Terminated	Original Gain / (Loss)	Unrecognized Gain / (Loss) (a)
(Millions of dollars)			June 30, 2018	December 31, 2017
Treasury Rate Locks
Underlying debt instrument:
$500 million 2.20% fixed-rate notes that mature in 2022 (b)	2012	$(2)	$(1)	$(1)
$500 million 3.00% fixed-rate notes that mature in 2021 (b)	2011	(11)	(3)	(4)
$600 million 4.50% fixed-rate notes that mature in 2019 (b)	2009	16	2	3
Total - pre-tax			$(2)	$(2)
Less: income taxes			1	1
After- tax amounts			$(1)	$(1)

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

The following table summarizes the impact of the company’s derivatives on the consolidated statements of income:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2018	2017	2018	2017
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$(68)	$30	$(32)	$109
Other balance sheet items	(1)	1	1	2
Total	$(69)	$31	$(31)	$111

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

The following table summarizes the impacts of the company's derivatives designated as hedging instruments that impact AOCI:

Derivatives Designated as Hedging Instruments **

	Quarter Ended
	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Income
(Millions of dollars)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Currency contracts:
Balance sheet items	$—	$—	$—	$—
Forecasted purchases	—	1	—	—
Interest rate contracts:
Treasury rate lock contracts	—	—	—	—
Total - pre tax	$—	$1	$—	$—
Less: income taxes	—	(1)	—	—
Total - Net of Taxes	$—	$—	$—	$—

Six Months Ended
	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Income
(Millions of dollars)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Currency contracts:
Balance sheet items	$—	$(1)	$—	$—
Forecasted purchases	—	1	—	—
Interest rate contracts:
Treasury rate lock contracts	—	—	—	—
Total - pre tax	$—	$—	$—	$—
Less: income taxes	—	—	—	—
Total - Net of Taxes	$—	$—	$—	$—

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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Assets
Derivatives	—	—	$6	$17	—	—
Liabilities
Derivatives	—	—	$26	$18	—	—
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
The fair values of cash and cash equivalents, short-term debt, accounts receivable-net, and accounts payable approximate carrying amounts because of the short maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for similar issues, which is deemed a level 2 measurement. At June 30, 2018, the estimated fair value of Praxair’s long-term debt portfolio was $8,216 million versus a carrying value of $8,208 million. At December 31, 2017, the estimated fair value of Praxair’s long-term debt portfolio was $8,969 million versus a carrying value of $8,762 million. Differences from carrying amounts are attributable to interest-rate changes subsequent to when the debt was issued.

8. Earnings Per Share – Praxair, Inc. Shareholders
Basic earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator (Millions of dollars)
Net income - Praxair, Inc.	$480	$406	$942	$795
Denominator (Thousands of shares)
Weighted average shares outstanding	287,467	285,719	287,321	285,429
Shares earned and issuable under compensation plans	336	371	333	370
Weighted average shares used in basic earnings per share	287,803	286,090	287,654	285,799
Effect of dilutive securities
Stock options and awards	3,105	2,445	3,272	2,268
Weighted average shares used in diluted earnings per share	290,908	288,535	290,926	288,067
Basic Earnings Per Share	$1.67	$1.42	$3.27	$2.78
Diluted Earnings Per Share	$1.65	$1.41	$3.24	$2.76
There were no antidilutive shares for the quarter and six months ended June 30, 2018. Stock options of 2,508,472 and 2,509,162 for the quarter and six months ended June 30, 2017 were antidilutive and therefore excluded in the computation of diluted earnings per share.
9. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the six months ended June 30, 2018 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2017	$2,202	$129	$698	$61	$143	$3,233
Acquisitions	—	—	—	—	—	—
Purchase adjustments & other	12	—	—	—	—	12
Foreign currency translation	(7)	(22)	(12)	(1)	(3)	(45)
Balance, June 30, 2018	$2,207	$107	$686	$60	$140	$3,200

Praxair has performed its goodwill impairment tests annually during the second quarter of each year, and historically has determined that the fair value of each of its reporting units was substantially in excess of its carrying value. For the 2018 test completed this quarter, Praxair applied the FASB's accounting guidance which allows the Company to first assess qualitative factors to determine the extent of additional quantitative analysis, if any, that may be required to test goodwill for impairment (refer to Note 1 to the consolidated financial statements of Praxair's 2017 Annual Report on Form 10-K). Based on the qualitative assessments performed in the second quarter of 2018, Praxair concluded that it was more likely than not that the fair value of each reporting unit substantially exceeded its carrying value and therefore, further quantitative analysis was not required. As a result, no impairment was recorded. There were no indicators of impairment through June 30, 2018.
Changes in the carrying amounts of other intangibles for the six months ended June 30, 2018 were as follows:

(Millions of dollars)	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2017	$772	$28	$52	$852
Additions	—	—	—	—
Foreign currency translation	(6)	—	—	(6)
Other*	(20)	(5)	—	(25)
Balance, June 30, 2018	$746	$23	$52	$821
Less: Accumulated amortization
Balance, December 31, 2017	$(260)	$(18)	$(21)	$(299)
Amortization expense	(19)	(2)	(2)	(23)
Foreign currency translation	2	—	—	2
Other*	19	5	—	24
Balance, June 30, 2018	$(258)	$(15)	$(23)	$(296)
Net balance at June 30, 2018	$488	$8	$29	$525

* Other primarily relates to the write-off of fully amortized assets.
There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 16 years.
Total estimated annual amortization expense is as follows:

(Millions of dollars)
Remaining 2018	$22
2019	43
2020	41
2021	39
2022	38
Thereafter	342
$525

10. Share-Based Compensation
Share-based compensation expense of $17 million ($12 million after-tax) and $16 million ($1 million after-tax) was recognized during the quarters ended June 30, 2018 and 2017, respectively. The 2018 and 2017 quarters include $2 million and $10 million of excess tax benefits, respectively. Share-based compensation of $21 million ($2 million after-tax) and $28 million ($5 million after-tax) was recognized during the six months ended June 30, 2018 and 2017, respectively. The 2018 and 2017 six-month periods include $15 million and $14 million, respectively, of excess tax benefits. The expense was recorded primarily in selling, general and administrative expenses. There was no share-based compensation cost that was capitalized. For further details regarding Praxair’s share-based compensation arrangements and prior-year grants, refer to Note 15 to the consolidated financial statements of Praxair’s 2017 Annual Report on Form 10-K.
Stock Options
The weighted-average fair value of options granted during the six months ended June 30, 2018 was $19.29 ($12.40 in 2017) based on the Black-Scholes Options-Pricing model. The increase in grant date fair value year-over-year was primarily attributable to an increase in the company's stock price.

The following weighted-average assumptions were used to value the grants in 2018 and 2017:

	Six months ended June 30,
	2018	2017
Dividend yield	2.1%	2.7%
Volatility	14.4%	14.0%
Risk-free interest rate	2.67%	2.13%
Expected term years	5	6
The following table summarizes option activity under the plans as of June 30, 2018 and changes during the six-month period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2018	10,787	$108.70
Granted	1,625	154.00
Exercised	(1,136)	92.29
Cancelled or Expired	(35)	126.27
Outstanding at June 30, 2018	11,241	116.86	6.3	$464
Exercisable at June 30, 2018	7,521	$110.02	5.2	$362
The aggregate intrinsic value represents the difference between the company’s closing stock price of $158.15 as of June 30, 2018 and the exercise price multiplied by the number of in the money options outstanding as of that date. The total intrinsic value of stock options exercised during the quarter and six months ended June 30, 2018 was $14 million and $77 million, respectively ($45 million and $63 million during the same periods in 2017, respectively).
Cash received from option exercises under all share-based payment arrangements for the quarter and six months ended June 30, 2018 was $12 million and $38 million, respectively ($44 million and $63 million for the same periods in 2017). The cash tax benefit realized from share-based compensation totaled $5 million and $19 million for the quarter and six months ended June 30, 2018, respectively ($18 million and $26 million for the same periods in 2017, respectively).
As of June 30, 2018, $33 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1 year.
Performance-Based and Restricted Stock Awards
During the six months ended June 30, 2018, the company granted restricted stock units to employees of 269,433 shares. There were no performance-based stock awards granted to employees during the six months ended June 30, 2018 as restricted stock units were granted in place of performance-based stock awards. Compensation expense related to the restricted stock units is recognized over the vesting period, which is up to three years, based on the grant date fair value.
As of June 30, 2018 the company had performance-based stock awards outstanding, tied to either return on capital ("ROC") performance or relative total shareholder return ("TSR") performance versus that of the S&P 500. The actual number of shares issued in settlement of a vested award can range from zero to 200 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three-year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s common stock on the date of the grant and the estimated performance that will be achieved. Compensation expense for ROC awards will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved. TSR awards are measured at their grant date fair value and not subsequently re-measured.
The weighted-average fair value of restricted stock units granted during the six months ended June 30, 2018 was $144.79 ($111.69 for the same period in 2017). These fair values are based on the closing market price of Praxair’s common stock on the grant date adjusted for dividends that will not be paid during the vesting period. The weighted-average fair value of ROC performance-based stock awards granted during the six months ended June 30, 2017 was $109.68.
The weighted-average fair value of performance-based stock tied to relative TSR performance granted during six months ended June 30, 2017 was $124.12 and was estimated using a Monte Carlo simulation performed as of the grant date.
The following table summarizes non-vested performance-based and restricted stock award activity as of June 30, 2018 and changes during the six months then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2018	665	$113.40	264	$107.56
Granted	—	—	269	144.79
Vested	(78)	119.98	(89)	116.29
Cancelled and Forfeited	(150)	110.12	(14)	92.93
Non-vested at June 30, 2018	437	$110.02	430	$129.49
There are approximately 6 thousand performance-based shares and 3 thousand restricted stock shares that are non-vested at June 30, 2018 which will be settled in cash due to foreign regulatory limitations. The liability related to these grants reflects the current estimate of performance that will be achieved and the current common stock price.
As of June 30, 2018, based on current estimates of future performance, $11 million of unrecognized compensation cost related to performance-based awards is expected to be recognized through the first quarter of 2020 and $36 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized primarily through the first quarter of 2021.

11. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarter and six months ended June 30, 2018 and 2017 are shown below:

	Quarter Ended June 30,				Six Months Ended June 30,
	Pensions		OPEB		Pensions		OPEB
(Millions of dollars)	2018	2017	2018	2017	2018	2017	2018	2017
Amount recognized in Operating Profit
Service cost	$12	$12	$1	$1	$24	$23	$1	$2
Amount recognized in Net pension and OPEB cost (benefit), excluding service cost
Interest cost	25	25	1	1	51	51	2	2
Expected return on plan assets	(41)	(40)	—	—	(83)	(80)	—	—
Net amortization and deferral	18	17	(1)	(1)	36	34	(2)	(2)
Curtailment gain (a)	—	—	—	—	—	—	—	(18)
	$2	$2	$—	$—	$4	$5	$—	$(18)
Net periodic benefit cost (benefit)	$14	$14	$1	$1	$28	$28	$1	$(16)

(a) The curtailment gain recorded in the first quarter of 2017 resulted from the termination of an OPEB plan in South America.
Praxair estimates that 2018 required contributions to its pension plans will be in the range of $15 million to $20 million, of which $10 million have been made through June 30, 2018.

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

•
At June 30, 2018 the most significant non-income and income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $210 million. Praxair has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

•
On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines on all five companies. Originally, CADE imposed a civil fine of R$2.2 billion Brazilian reais (US$570 million) against White Martins, the Brazil-based subsidiary of Praxair, Inc. In response to a motion for clarification, the fine was reduced to R$1.7 billion Brazilian reais (US$440 million) due to a calculation error made by CADE. The amount of the fine is subject to indexation using SELIC. On September 2, 2010, Praxair issued a press release and filed a report on Form 8-K rejecting all claims and stating that the fine represents a gross and arbitrary disregard of Brazilian law.

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
Sales and operating profit by segment for the quarters and six months ended June 30, 2018 and 2017 are shown below. 2017 segment operating profit has been reclassified to conform with current year presentation as a result of the adoption of new accounting guidance on the presentation of net periodic pension and postretirement benefit costs (see Note 1).

	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2018	2017	2018	2017
SALES(a)
North America	$1,594	$1,505	$3,157	$2,963
Europe	444	383	872	739
South America	349	373	714	742
Asia	502	422	978	817
Surface Technologies	172	151	339	301
Total sales	$3,061	$2,834	$6,060	$5,562

	Quarter Ended June 30,		Six Months Ended June 30,
(Millions of dollars)	2018	2017	2018	2017
OPERATING PROFIT
North America	$432	$378	$838	$735
Europe	87	74	167	141
South America	56	64	110	112
Asia	107	80	211	155
Surface Technologies	31	25	59	51
Segment operating profit	713	621	1,385	1,194
Transaction costs and other charges (Note 2)	(24)	(15)	(43)	(21)
Total operating profit	$689	$606	$1,342	$1,173

(a)	Sales reflect external sales only. Intersegment sales, primarily from North America to other segments, were not material.

14. Equity and Redeemable Noncontrolling Interests
Equity
A summary of the changes in total equity for the quarters and six months ended June 30, 2018 and 2017 is provided below:

	Quarter Ended June 30,
(Millions of dollars)	2018			2017
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$6,368	$516	$6,884	$5,529	$436	$5,965
Net income (a)	480	18	498	406	13	419
Other comprehensive income (loss)	(616)	(21)	(637)	41	13	54
Noncontrolling interests:
Additions (reductions)	—	1	1	—	7	7
Dividends and other capital changes	—	(13)	(13)	—	(16)	(16)
Redemption value adjustments	—	—	—	—	—	—
Dividends to Praxair, Inc. common stock holders ($0.825 per share in 2018 and $0.7875 per share in 2017)	(237)	—	(237)	(225)	—	(225)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	1	—	1	1	—	1
For employee savings and incentive plans	15	—	15	39	—	39
Purchases of common stock	(1)	—	(1)	—	—	—
Share-based compensation	17	—	17	16	—	16
Balance, end of period	$6,027	$501	$6,528	$5,807	$453	$6,260

	Six Months Ended June 30,
(Millions of dollars)	2018			2017
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$6,018	$493	$6,511	$5,021	$420	$5,441
Net income (a)	942	27	969	795	28	823
Other comprehensive income (loss)	(498)	(10)	(508)	356	18	374
Noncontrolling interests:
Additions (reductions)	—	7	7	—	7	7
Dividends and other capital changes	—	(16)	(16)	—	(20)	(20)
Redemption value adjustments	(2)	—	(2)	—	—	—
Dividends to Praxair, Inc. common stock holders ($1.65 per share in 2018 and $1.575 per share in 2017)	(474)	—	(474)	(450)	—	(450)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	3	—	3	3	—	3
For employee savings and incentive plans	18	—	18	54	—	54
Other	—	—	—	—	—	—
Purchases of common stock	(1)	—	(1)	—	—	—
Share-based compensation	21	—	21	28	—	28
Balance, end of period	$6,027	$501	$6,528	$5,807	$453	$6,260

(a)
Net income for noncontrolling interests excludes Net income related to redeemable noncontrolling interests of $2 million for the six months ended June 30, 2018 ($1 million for the same time period in 2017) which is not part of total equity (see redeemable noncontrolling interests section below).

The components of AOCI are as follows:

	June 30,	December 31,
(Millions of dollars)	2018	2017
Cumulative translation adjustment - net of taxes:
North America	$(940)	$(885)
South America	(2,319)	(2,004)
Europe	(433)	(398)
Asia	(254)	(151)
Surface Technologies	(27)	(17)
	(3,973)	(3,455)
Derivatives - net of taxes	(1)	(1)
Pension / OPEB funded status obligation (net of $341 million and $347 million tax benefit in June 30, 2018 and December 31, 2017, respectively)	(622)	(642)
	$(4,596)	$(4,098)

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
At June 30, 2018 and 2017, redeemable noncontrolling interests includes one packaged gas distributor in the United States where the noncontrolling shareholder has a put option.

Following is a summary of the changes in redeemable noncontrolling interests for the six months ended June 30, 2018 and 2017:

(Millions of dollars)	2018	2017
Balance, January 1	$11	$11
Net income	2	1
Distributions to noncontrolling interest and other	(1)	(2)
Redemption value adjustments/accretion	2	—
Balance, June 30	$14	$10

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
The following table shows sales by distribution method for each reportable segment and at the consolidated level for the quarter and six months ended June 30, 2018.

Quarter Ended June 30,
(Dollars in Millions)	Industrial Gases
Sales	North America	Europe	South America	Asia	Surface Technologies	Total	%

Merchant	$591	$152	$131	$164	$—	$1,038	34%
On-Site	458	77	117	250	—	902	29%
Packaged Gas	508	199	93	57	—	857	28%
Other	37	16	8	31	172	264	9%
	$1,594	$444	$349	$502	$172	$3,061	100%

Six Months Ended June 30,
(Dollars in Millions)	Industrial Gases
Sales	North America	Europe	South America	Asia	Surface Technologies	Total	%

Merchant	$1,164	$300	$274	$311	$—	$2,049	34%
On-Site	918	157	231	496	—	1,802	30%
Packaged Gas	1,001	380	191	111	—	1,683	28%
Other	74	35	18	60	339	526	8%
	$3,157	$872	$714	$978	$339	$6,060	100%

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
During 2018, the Company will continue to evaluate the Tax Act, additional guidance from the Internal Revenue Service, its historical foreign earnings and taxes and other items that could impact its net provisional tax charge. Additionally, the Company will continue to review its foreign capital structures, organizational cash needs and the foreign withholding tax cost of planned repatriation. As new information becomes available, the Company will update its provisional estimate and record any changes to its income tax expense at that time. As of June 30, 2018, there have been no adjustments to the net provisional income tax charge recognized in 2017.

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

Linde plc has also filed an offer document with the German Federal Financial Supervisory Authority (Bundesanstalt fuer Finanzdienstleistungsaufsicht) (“BaFin”) which was approved for publication by BaFin on August 14, 2017 and published by Linde plc on August 15, 2017. Pursuant to the offer document, Linde plc made an offer to exchange each issued and outstanding no-par value bearer share of Linde AG for 1.540 ordinary shares of Linde plc (the “Exchange Offer”). In addition, Zamalight Subco, Inc., an indirect wholly-owned Delaware subsidiary of Linde plc, will merge with and into Praxair, Inc., with Praxair, Inc. surviving the merger (the “Merger”, and together with the Exchange Offer, the “Business Combination”). In the Merger, each share of Praxair, Inc. common stock will be converted into the right to receive one Linde plc ordinary share. Praxair Inc.’s stockholders approved the Merger at Praxair Inc.’s special meeting held on September 27, 2017, and on November 24, 2017, the tender period for the Exchange Offer expired with approximately 92% of all Linde AG shares entitled to voting rights being tendered. The parties currently expect the Business Combination to be completed in the second half of 2018. In connection with the completion of the Business Combination, Linde plc will apply to list its ordinary shares on the New York Stock Exchange and the Frankfurt Stock Exchange, and will seek inclusion in the S&P 500 and DAX 30 indices.

Completion of the Business Combination remains subject to approval by requisite governmental regulators and authorities under applicable competition laws.

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

Subsequent Event
On July 5, 2018, Praxair, Inc. agreed to sell the majority of its businesses in Europe to Taiyo Nippon Sanso Corporation (“Taiyo”) pursuant to a Sale and Purchase Agreement, dated July 5, 2018, by and among Praxair Inc., Taiyo and Linde plc (the “SPA”).

The SPA was entered into in connection with the antitrust regulatory review by the European Commission of the transactions contemplated by the Business Combination Agreement. The purchase price for the European businesses pursuant to the SPA is 5.0 billion euros in cash consideration and is subject to customary adjustments at closing. The completion of the transactions contemplated by the SPA is conditioned upon, and subject to, (i) the successful completion of the Business Combination, (ii) Praxair, Inc. having received confirmation from the European Commission in writing that the European Commission (x) approves Taiyo as a suitable purchaser of the European businesses or does not object to the identity of Taiyo and (y) approves the sale of the European businesses pursuant to the SPA as an adequate remedy to concerns that the Business Combination could impede competition in the European Economic Area, and (iii) the transactions contemplated by the SPA having received competition approvals or expiry of the statutory waiting periods in the European Union and Brazil.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides summary data for the quarter and six months ended June 30, 2018 and 2017:

	Quarter Ended June 30,			Six Months Ended June 30,
(Dollar amounts in millions, except per share data)	2018	2017 (c)	Variance	2018	2017 (c)	Variance
Reported Amounts
Sales	$3,061	$2,834	8%	$6,060	$5,562	9%
Cost of sales, exclusive of depreciation and amortization	$1,723	$1,599	8%	$3,400	$3,148	8%
Gross margin (a)	$1,338	$1,235	8%	$2,660	$2,414	10%
As a percent of sales	43.7%	43.6%		43.9%	43.4%
Selling, general and administrative	$307	$305	1%	$617	$595	4%
As a percent of sales	10.0%	10.8%		10.2%	10.7%
Depreciation and amortization	$311	$292	7%	$622	$579	7%
Transaction costs and other charges (b)	$24	$15		$43	$21
Other income (expense) - net	$17	$6		$12	$—
Operating profit	$689	$606	14%	$1,342	$1,173	14%
Operating margin	22.5%	21.4%		22.1%	21.1%
Interest expense - net	$44	$38	16%	$90	$79	14%
Net pension and OPEB cost (benefit), excluding service cost	$2	$2		$4	$(13)
Effective tax rate	24.6%	27.7%		24.5%	27.6%
Income from equity investments	$14	$11	27%	$29	$23	26%
Noncontrolling interests	$(19)	$(14)	36%	$(29)	$(29)	—%
Net income - Praxair, Inc.	$480	$406	18%	$942	$795	18%
Diluted earnings per share	$1.65	$1.41	17%	$3.24	$2.76	17%
Diluted shares outstanding	290,908	288,535	1%	290,926	288,067	1%
Number of employees	26,658	26,487		26,658	26,487
Adjusted Amounts (b)
Operating profit	$713	$621	15%	$1,385	$1,194	16%
Operating margin	23.3%	21.9%		22.9%	21.5%
Effective tax rate	24.1%	27.0%		24.1%	27.1%
Noncontrolling interests	$(19)	$(14)	36%	$(28)	$(29)	(3)%
Net income - Praxair, Inc.	$501	$421	19%	$981	$816	20%
Diluted earnings per share	$1.72	$1.46	18%	$3.37	$2.83	19%
Other Financial Data (b)
EBITDA	$1,014	$909		$1,993	$1,775
EBITDA Margin	33.1%	32.1%		32.9%	31.9%
Adjusted EBITDA	$1,038	$924		$2,036	$1,796
Adjusted EBITDA Margin	33.9%	32.6%		33.6%	32.3%

(a)	Gross margin excludes depreciation and amortization expense.

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

Consolidated Results

In the second quarter of 2018, Praxair’s sales were $3,061 million, 8% above the prior–year quarter. Excluding higher cost pass-through which increased sales by 1% with minimal impact on operating profit, sales growth of 7% was driven by higher volumes across all segments, including new project start-ups, and price attainment. Reported operating profit for the second quarter of 2018 of $689 million, 22.5% of sales, was 14% above the prior-year quarter. Operating profit included transaction costs and other charges of $24 million primarily related to the potential Linde merger. Excluding these costs, adjusted operating profit was $713 million, 23.3% of sales and 15% above the 2017 adjusted second quarter driven by higher volumes and price. The company's EBITDA margin was 33.1% and adjusted EBITDA margin was 33.9%. The reported effective tax rate ("ETR") was 24.6% versus 27.7% in the second quarter of 2017. The adjusted ETR was 24.1% versus 27.0% in the second quarter of 2017, reflecting the impact of U.S. tax reform. Diluted earnings per share ("EPS") was $1.65, 17% above reported EPS of $1.41 in the second quarter of 2017. On an adjusted basis, EPS was $1.72, 18% above the 2017 EPS of $1.46, driven by higher adjusted net income and a lower adjusted ETR.
Outlook

The company’s core business is to build, own, and operate industrial gas plants in order to supply atmospheric and process gases to customers. As such, Praxair believes that its backlog is one indicator of future sales growth. At June 30, 2018, Praxair’s backlog of 19 large projects under construction was $1.7 billion. This represents the total estimated capital cost of large plants under construction. These plants will supply customers in the energy, chemical, manufacturing, and electronics end-markets.

Praxair provides quarterly updates on operating results, material trends that may affect financial performance, and financial earnings guidance via quarterly earnings releases and investor teleconferences. These updates are available on the company’s website, www.praxair.com, but are not incorporated herein.

Results of Operations
The changes in consolidated sales and operating profit compared to the prior year are attributable to the following:

	Quarter Ended June 30, 2018 vs. 2017		Six Months Ended June 30, 2018 vs. 2017
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	5%	9%	5%	9%
Price/Mix	2%	8%	2%	8%
Cost pass-through	1%	—%	—%	—%
Currency	—%	—%	2%	2%
Acquisitions/divestitures	—%	—%	—%	—%
Other	—%	(3)%	—%	(5)%
Reported	8%	14%	9%	14%
Add: Transaction costs and other charges	—%	1%	—%	2%
Adjusted	8%	15%	9%	16%
The following tables provide sales by end-market and distribution method:

	Quarter Ended June 30,			Six Months Ended June 30,
	% of Sales		% Change*	% of Sales		% Change*
	2018	2017		2018	2017
Sales by End Markets
Manufacturing	22%	22%	7%	22%	22%	7%
Metals	17%	17%	11%	17%	17%	10%
Energy	11%	12%	2%	11%	12%	2%
Chemicals	11%	10%	13%	11%	10%	13%
Electronics	9%	9%	7%	9%	9%	8%
Healthcare	8%	8%	7%	8%	8%	6%
Food & Beverage	9%	10%	4%	9%	9%	5%
Aerospace	4%	3%	16%	4%	3%	12%
Other	9%	9%	5%	9%	10%	2%
	100%	100%		100%	100%
 * Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2018	2017	2018	2017
Sales by Distribution Method
On-Site	29%	30%	30%	30%
Merchant	34%	34%	34%	34%
Packaged Gas	28%	28%	28%	28%
Other	9%	8%	8%	8%
	100%	100%	100%	100%

Sales increased $227 million, or 8%, for the second quarter and increased $498 million, or 9% for the six months ended June 30, 2018 versus the respective 2017 periods. Volume growth contributed 5% to sales in both the quarter and six-month periods driven by higher volumes in North America and Asia, including new project start-ups. Higher overall pricing across most segments contributed 2% to sales in both the quarter and six-month periods. Currency translation impact was minimal in the quarter and increased sales by 2% for the six-month period. Higher cost pass through increased sales by 1% in the quarter with a minimal impact on the six-month period.

Gross margin increased $103 million, or 8%, for the second quarter of 2018 and increased $246 million or 10% for the six months ended June 30, 2018 versus the respective 2017 periods, primarily due to higher volumes and price. Gross margin as a percentage of sales increased to 43.7% from 43.6% for the second quarter of 2018 and increased to 43.9% from 43.4% for the six months ended June 30, 2018 versus the respective 2017 periods.

Selling, general and administrative expense ("SG&A") was relatively flat for the second quarter of 2018 and increased $22 million for the six months ended June 30, 2018 versus the respective 2017 periods. Currency impacts were minimal in the quarter and increased SG&A $9 million for the six-month period. Excluding currency effects in the six-month period, SG&A was higher driven by cost inflation partially offset by cost reduction actions.

Depreciation and amortization expense increased $19 million and $43 million, or 7%, for both the quarter and the six months ended June 30, 2018 versus the respective 2017 periods. Currency impacts increased depreciation and amortization by $2 million in the quarter and $12 million for the six-month period. Excluding currency effects, depreciation and amortization expense increased $17 million for the quarter and $31 million for the six-month period primarily driven by large project start-ups.

Praxair recorded transaction costs and other charges of $24 million and $15 million in the second quarters of 2018 and 2017, respectively, primarily related to the potential merger (refer to Note 2 to the condensed consolidated financial statements). Transaction costs and other charges were $43 million and $21 million, respectively, for the six-month periods ended June 30, 2018 and 2017.

Other income (expense) – net was $17 million income for the 2018 second quarter compared to $6 million income for the 2017 second quarter and was $12 million income for the six months ended June 30, 2018 compared to flat for the respective 2017 period. In North America, the second quarter and six-month periods of 2018 included a $30 million asset impairment charge which was more than offset by $43 million of gains on asset disposals. In Asia, the six-month period of 2018 included a first quarter $22 million asset impairment charge, offset by a litigation settlement gain.

Reported operating profit increased $83 million, or 14%, for the second quarter of 2018 and increased $169 million, or 14%, for the six months ended June 30, 2018 versus the respective 2017 periods. The second quarter and six-month period of 2018 included $24 million and $43 million, respectively, of transaction costs and other charges primarily related to the potential merger ($15 million and $21 million for the respective 2017 periods). Excluding these charges, adjusted operating profit increased $92 million, or 15%, for the second quarter of 2018 and increased $191 million, or 16%, for the six months ended June 30, 2018 versus the respective 2017 periods driven by higher volumes and price.

Interest expense-net increased $6 million, or 16%, for the second quarter of 2018 and increased $11 million, or 14%, for the six months ended June 30, 2018 versus the respective 2017 periods. The increase in both periods was primarily attributable to lower capitalized interest.

The reported effective tax rate ("ETR") for the second quarter of 2018 and 2017 was 24.6% and 27.7%, respectively. The reported ETR for the second quarters of 2018 and 2017 include transaction costs and other charges of $24 million ($21 million after-tax), and $15 million ($15 million after-tax), respectively, related to the potential merger. Excluding these impacts, on an adjusted basis the ETR for the second quarters of 2018 and 2017 was 24.1% and 27.0%, respectively. The reported ETR for the six months ended June 30, 2018 and 2017 was 24.5% and 27.6%, respectively. The reported ETR for the six-month periods of 2018 and 2017 include transaction costs and other charges of $43 million ($38 million after-tax) and $21 million ($21 million after-tax), respectively. Excluding these impacts, on an adjusted basis the ETR for the six months ended June 30, 2018 and 2017 was 24.1% and 27.1%, respectively. The decrease in both the quarter and six-month periods was driven primarily by the impact of the U.S. Tax Cuts and Jobs Act enacted in the fourth quarter of 2017 (see Note 16 to the condensed consolidated financial statements).

Income from equity investments for the second quarters of 2018 and 2017 was $14 million and $11 million, respectively, largely in China and Italy. Income from equity investments for the six months ended June 30, 2018 and 2017 was $29 million and $23 million, respectively.

At June 30, 2018, non-controlling interests consisted primarily of non-controlling shareholders' investments in Asia (primarily China), Europe (primarily Italy) and surface technologies. Reported non-controlling interests increased $5 million for the second quarter of 2018 and was flat for the six months ended June 30, 2018 versus the respective 2017 periods. The increase in the second quarter was driven by higher earnings. In the six-month period, higher earnings were more than offset by the impact of an asset impairment charge in the first quarter.

Reported Net income-Praxair, Inc. increased $74 million, or 18%, for the second quarter of 2018 and increased $147 million, or 18%, for the six months ended June 30, 2018 versus the respective 2017 periods. Included within the second quarter and six-month periods of 2018 were transaction costs and other charges of $21 million and $39 million, respectively, after-tax and noncontrolling interests. Included within the second quarter and six-month periods of 2017 were transaction costs and other charges of $15 million and $21 million, respectively, after-tax (see Note 2 to the condensed consolidated financial statements). Excluding these charges, adjusted Net income-Praxair, Inc increased $80 million, or 19%, for the second quarter of 2018 and increased $165 million, or 20%, for the six months ended June 30, 2018 due to higher adjusted operating profit and a lower effective tax rate.

Reported Earnings per share of $1.65 increased $0.24, or 17%, for the second quarter of 2018 and reported earnings per share of $3.24 increased $0.48, or 17%, for the six months ended June 30, 2018 versus the respective 2017 periods. Included within the 2018 second quarter and six-month period were charges of $0.07 and $0.13, respectively, for transaction costs and other charges related primarily to the potential merger ($0.05 and $0.07 for the respective 2017 periods, see Note 2 to the condensed consolidated financial statements). Excluding these charges, adjusted EPS increased $0.26, or 18% for the second quarter of 2018 and increased $0.54, or 19%, for the six months ended June 30, 2018 versus the respective 2017 periods primarily due to higher adjusted net income.

The number of employees at June 30, 2018 was 26,658, an increase of 171 employees from June 30, 2017.

Other Financial Data

EBITDA increased $105 million to $1,014 million for the second quarter 2018 from $909 million for the second quarter 2017 and increased $218 million to $1,993 million for the six-month period of 2018 from $1,775 million for the six-month period of 2017. Included within the 2018 second quarter and six-month period were charges of $24 million and $43 million, respectively, for transaction costs and other charges related primarily to the potential merger ($15 million and $21 million for the respective 2017 periods, see Note 2 to the condensed consolidated financial statements). Adjusted EBITDA increased $114 million to $1,038 million for the second quarter 2018 from $924 million for the second quarter 2017 and increased $240 million to $2,036 million for the six-month period of 2018 from $1,796 million for the six-month period of 2017. The increase in EBITDA and adjusted EBITDA in the second quarter and six-month periods is primarily due to higher net income plus depreciation and amortization on both a reported and adjusted basis versus the prior year periods.

See the "Non-GAAP Financial Measures" section below for definitions and reconciliations of these non-GAAP measures to reported GAAP amounts.
Other Comprehensive Income (Loss)

Other comprehensive losses for the second quarter and six months ended June 30, 2018 of $(637) million and $(508) million resulted primarily from adverse currency translation adjustments of $(643) million and $(528) million. The adverse translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars, and are largely driven by the strengthening of the U.S. dollar against major currencies including the Euro, Brazilian Real, and Canadian dollar. See the "Currency" section of the MD&A for exchange rates used for translation purposes and Note 14 to the condensed consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income by segment.

Retirement Benefits

The net periodic benefit cost for pension and OPEB plans was $15 million in the quarters ended June 30, 2018 and June 30, 2017 and $29 million and $12 million for the six months ended June 30, 2018 and June 30, 2017, respectively. The increase in expense versus the prior year for the six months ended June 30, 2018 is related to a curtailment gain recorded in the first quarter of 2017 on a South American OPEB plan for $18 million (see Note 11 to the condensed consolidated financial statements).

Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows.

	Quarter Ended June 30,			Six Months Ended June 30,
(Dollar amounts in millions)	2018	2017*	Variance	2018	2017*	Variance
SALES
North America	$1,594	$1,505	6%	$3,157	$2,963	7%
Europe	444	383	16%	872	739	18%
South America	349	373	(6)%	714	742	(4)%
Asia	502	422	19%	978	817	20%
Surface Technologies	172	151	14%	339	301	13%
	$3,061	$2,834	8%	$6,060	$5,562	9%
OPERATING PROFIT
North America	$432	$378	14%	$838	$735	14%
Europe	87	74	18%	167	141	18%
South America	56	64	(13)%	110	112	(2)%
Asia	107	80	34%	211	155	36%
Surface Technologies	31	25	24%	59	51	16%
Segment operating profit	713	621	15%	1,385	1,194	16%
Transaction costs and other charges	(24)	(15)		(43)	(21)
Total operating profit	$689	$606	14%	$1,342	$1,173	14%

* Prior period segment operating profit has been reclassified to conform with current year presentation as a result of the adoption of new accounting guidance on the presentation of net periodic pension and postretirement benefit costs. See Note 1 to the condensed consolidation financial statements.

North America

	Quarter Ended June 30,			Six Months Ended June 30,
	2018	2017	Variance	2018	2017	Variance
Sales	$1,594	$1,505	6%	$3,157	$2,963	7%
Cost of sales, exclusive of depreciation and amortization	830	793		1,636	1,567
Gross margin	764	712		1,521	1,396
Operating expenses	165	177		354	350
Depreciation and amortization	167	157		329	311
Operating profit	$432	$378	14%	$838	$735	14%
Margin %	27.1%	25.1%		26.5%	24.8%

	Quarter Ended June 30, 2018 vs. 2017		Six Months Ended June 30, 2018 vs. 2017
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	4%	8%	4%	9%
Price/Mix	2%	7%	2%	7%
Cost pass-through	—%	—%	—%	—%
Currency	—%	—%	1%	1%
Acquisitions/divestitures	—%	—%	—%	—%
Other	—%	(1)%	—%	(3)%
	6%	14%	7%	14%
The following tables provide sales by end-market and distribution method:

	Quarter Ended June 30,			Six Months Ended June 30,
	% of Sales		% Change*	% of Sales		% Change*
	2018	2017		2018	2017
Sales by End Markets
Manufacturing	29%	28%	7%	29%	29%	6%
Metals	11%	11%	5%	12%	12%	6%
Energy	17%	18%	(2)%	17%	18%	(2)%
Chemicals	10%	9%	20%	10%	9%	21%
Electronics	5%	5%	4%	5%	5%	9%
Healthcare	7%	7%	7%	7%	7%	8%
Food & Beverage	10%	10%	8%	10%	10%	8%
Aerospace	2%	2%	31%	2%	2%	20%
Other	9%	10%	—%	8%	8%	(2)%
	100%	100%		100%	100%
 * Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2018	2017	2018	2017
Sales by Distribution Method
On- Site	29%	30%	29%	30%
Merchant	37%	37%	37%	37%
Packaged Gas	32%	31%	32%	31%
Other	2%	2%	2%	2%
	100%	100%	100%	100%

North America segment sales increased $89 million, or 6% in the second quarter of 2018 and increased $194 million, or 7%, for the six months ended June 30, 2018 as compared to prior year. Currency translation impact was minimal in the quarter and increased sales by 1% for the six-month period. Excluding currency, sales were 6% above the prior-year quarter and six-month periods primarily due to higher volumes to most end-markets and higher pricing.

North America segment operating profit increased $54 million, or 14% in the second quarter of 2018 and increased $103 million, or 14% for the six months ended June 30, 2018 as compared to prior year driven by higher volumes and pricing. Operating profit for the second quarter and six-month period included a $30 million asset impairment charge which was more than offset by $43 million of gains on asset disposals.

Europe

	Quarter Ended June 30,			Six Months Ended June 30,
	2018	2017	Variance %	2018	2017	Variance %
Sales	$444	$383	16%	$872	$739	18%
Cost of sales, exclusive of depreciation and amortization	261	219		509	420
Gross margin	183	164		363	319
Operating expenses	52	49		106	97
Depreciation and amortization	44	41		90	81
Operating profit	$87	$74	18%	$167	$141	18%
Margin %	19.6%	19.3%		19.2%	19.1%

	Quarter Ended June 30, 2018 vs. 2017		Six Months Ended June 30, 2018 vs. 2017
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	2%	2%	2%	3%
Price/Mix	3%	13%	2%	10%
Cost pass-through	4%	—%	3%	—%
Currency	7%	8%	11%	12%
Acquisitions/divestitures	—%	—%	—%	—%
Other	—%	(5)%	—%	(7)%
	16%	18%	18%	18%

The following tables provide sales by end-market and distribution method:

	Quarter Ended June 30,			Six Months Ended June 30,
	% of Sales		% Change*	% of Sales		% Change*
	2018	2017		2018	2017
Sales by End Markets
Manufacturing	21%	20%	14%	21%	21%	10%
Metals	16%	16%	14%	17%	16%	12%
Energy	4%	5%	—%	4%	4%	(3)%
Chemicals	12%	12%	10%	12%	12%	7%
Electronics	7%	8%	(7)%	7%	8%	—%
Healthcare	12%	12%	12%	12%	12%	10%
Food & Beverage	14%	15%	1%	14%	14%	4%
Aerospace	1%	1%	8%	1%	1%	(8)%
Other	13%	11%	7%	12%	12%	3%
	100%	100%		100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures

	Quarter Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2018	2017	2018	2017
Sales by Distribution Method
On- Site	17%	18%	18%	19%
Merchant	34%	35%	34%	35%
Packaged Gas	45%	43%	44%	42%
Other	4%	4%	4%	4%
	100%	100%	100%	100%

Europe segment sales increased by $61 million, or 16% in the second quarter of 2018 and increased by $133 million, or 18%, for the six months ended June 30, 2018 as compared to the prior year. Favorable currency translation increased sales by 7% in the quarter and 11% in the six-month period. Cost pass-through increased sales by 4% in the quarter and 3% in the six-month period with minimal impact on operating profit. Excluding currency and cost pass-through, sales increased 5% in the quarter and 4% in the six-month period driven by higher volumes and higher price.

Europe segment operating profit increased by $13 million, or 18% in the second quarter of 2018 and increased by $26 million, or 18%, for the six months ended June 30, 2018 as compared to the prior year. Favorable currency translation increased operating profit by 8% in the quarter and 12% in the six-month period. Excluding currency translation, operating profit increased 10% in the quarter and 6% in the six-month period driven by higher volumes and price partially offset by cost inflation.

South America

	Quarter Ended June 30,			Six Months Ended June 30,
	2018	2017	Variance	2018	2017	Variance
Sales	$349	$373	(6)%	$714	$742	(4)%
Cost of sales, exclusive of depreciation and amortization	209	221		428	444
Gross margin	140	152		286	298
Operating expenses	47	49		98	109
Depreciation and amortization	37	39		78	77
Operating profit	$56	$64	(13)%	$110	$112	(2)%
Margin %	16.0%	17.2%		15.4%	15.1%

	Quarter Ended June 30, 2018 vs. 2017		Six Months Ended June 30, 2018 vs. 2017
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	4%	6%	2%	3%
Price/Mix	—%	(1)%	1%	4%
Cost pass-through	—%	—%	—%	—%
Currency	(10)%	(14)%	(7)%	(11)%
Acquisitions/divestitures	—%	—%	—%	—%
Other	—%	(4)%	—%	2%
	(6)%	(13)%	(4)%	(2)%

The following tables provide sales by end-market and distribution method:

	Quarter Ended June 30,			Six Months Ended June 30,
	% of Sales		% Change*	% of Sales		% Change*
	2018	2017		2018	2017
Sales by End Markets
Manufacturing	16%	16%	(8)%	16%	17%	(4)%
Metals	32%	31%	12%	31%	30%	8%
Energy	2%	2%	3%	2%	2%	(1)%
Chemicals	9%	10%	—%	10%	10%	—%
Electronics	—%	—%	—%	—%	—%	—%
Healthcare	20%	20%	3%	19%	20%	3%
Food & Beverage	12%	12%	(1)%	13%	13%	—%
Aerospace	—%	—%	—%	—%	—%	—%
Other	9%	9%	12%	9%	8%	12%
	100%	100%		100%	100%
 * - Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2018	2017	2018	2017
Sales by Distribution Method
On- Site	34%	33%	32%	32%
Merchant	37%	38%	38%	38%
Packaged Gas	27%	27%	27%	27%
Other	2%	2%	3%	3%
	100%	100%	100%	100%

South America segment sales decreased $24 million, or 6% in the second quarter of 2018 and decreased $28 million, or 4%, for the six months ended June 30, 2018 as compared to the prior year. Unfavorable currency impacts decreased sales by 10% in the quarter and 7% in the six-month period driven by the weakening of the Brazilian real and Argentine peso against the U.S. dollar. Excluding currency in the quarter, sales increased 4% driven by higher volumes largely to the metals end-markets. Excluding currency in the six-month period, sales increased 3% driven by higher volumes and higher price.

South America segment operating profit decreased $8 million, or 13% in the second quarter of 2018 and decreased $2 million, or 2%, for the six months ended June 30, 2018 versus the prior year. Excluding unfavorable currency impacts in the quarter, operating profit increased 1% driven by higher volumes partially offset by higher costs. Excluding unfavorable currency impacts in the six-month period, operating profit increased 9% driven by higher volumes, higher price and lower costs.

Asia

	Quarter Ended June 30,			Six Months Ended June 30,
	2018	2017	Variance	2018	2017	Variance
Sales	$502	$422	19%	$978	$817	20%
Cost of sales, exclusive of depreciation and amortization	312	268		606	517
Gross margin	190	154		372	300
Operating expenses	31	28		57	55
Depreciation and amortization	52	46		104	90
Operating profit	$107	$80	34%	$211	$155	36%
Margin %	21.3%	19.0%		21.6%	19.0%

	Quarter Ended June 30, 2018 vs. 2017		Six Months Ended June 30, 2018 vs. 2017
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	11%	16%	11%	16%
Price/Mix	3%	17%	3%	16%
Cost pass-through	1%	—%	1%	—%
Currency	4%	5%	5%	6%
Acquisitions/divestitures	—%	—%	—%	—%
Other	—%	(4)%	—%	(2)%
	19%	34%	20%	36%
The following tables provide sales by end-market and distribution method:

	Quarter Ended June 30,			Six Months Ended June 30,
	% of Sales		% Change*	% of Sales		% Change*
	2018	2017		2018	2017
Sales by End Markets
Manufacturing	9%	9%	14%	9%	9%	20%
Metals	27%	27%	20%	27%	26%	19%
Energy	4%	3%	86%	5%	3%	97%
Chemicals	15%	15%	9%	15%	15%	9%
Electronics	33%	33%	12%	33%	34%	9%
Healthcare	1%	1%	8%	1%	1%	2%
Food & Beverage	2%	2%	(8)%	2%	2%	(9)%
Aerospace	—%	—%	—%	—%	—%	—%
Other	9%	10%	7%	8%	10%	6%
	100%	100%		100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures

	Quarter Ended June 30,		Six Months Ended June 30,
	% of Sales		% of Sales
	2018	2017	2018	2017
Sales by Distribution Method
On- Site	50%	50%	51%	50%
Merchant	33%	30%	32%	29%
Packaged Gas	11%	14%	11%	14%
Other	6%	6%	6%	7%
	100%	100%	100%	100%
Asia segment sales increased $80 million, or 19% in the second quarter of 2018 and increased $161 million, or 20%, for the six months ended June 30, 2018 as compared to the prior year. Cost pass-through, primarily energy, increased sales by 1% in both the quarter and six-month periods with minimal impact on operating profit. Favorable currency translation increased sales by 4% in the quarter and 5% in the six-month period. Volume growth of 11% in the quarter and six-month periods was primarily attributable to base volume growth in China, Korea and India and new project start-ups in China. Higher price increased sales by 3% in both the quarter and six-month periods primarily driven by China. Sales growth was strongest in the metals, energy and electronics end-markets.
Asia segment operating profit increased $27 million, or 34% in the second quarter of 2018 and increased $56 million, or 36% for the six months ended June 30, 2018 as compared to the prior year driven primarily by higher volumes and price. Favorable currency translation increased operating profit by 5% in the quarter and 6% in the six-month period. Operating profit for the six-month period included a $22 million asset impairment charge, offset by a litigation settlement gain.

Surface Technologies

	Quarter Ended June 30,			Six Months Ended June 30,
	2018	2017	Variance	2018	2017	Variance
Sales	$172	$151	14%	$339	$301	13%
Cost of sales, exclusive of depreciation and amortization	111	98		221	195
Gross margin	61	53		118	106
Operating expenses	19	18		38	35
Depreciation and amortization	11	10		21	20
Operating profit	$31	$25	24%	$59	$51	16%
Margin %	18.0%	16.6%		17.4%	16.9%

	Quarter Ended June 30, 2018 vs. 2017		Six Months Ended June 30, 2018 vs. 2017
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume/Price	10%	25%	8%	18%
Cost pass-through	1%	—%	1%	—%
Currency	3%	2%	4%	3%
Acquisitions/divestitures	—%	—%	—%	—%
Other	—%	(3)%	—%	(5)%
	14%	24%	13%	16%

The following table provides sales by end-market:

	Quarter Ended June 30,			Six Months Ended June 30,
	% of Sales		% Change*	% of Sales		% Change*
	2018	2017		2018	2017
Sales by End Markets
Manufacturing	12%	10%	30%	12%	11%	20%
Metals	8%	9%	(7)%	8%	9%	(3)%
Energy	19%	19%	7%	19%	19%	6%
Chemicals	2%	2%	3%	2%	2%	8%
Electronics	1%	1%	—%	1%	1%	44%
Healthcare	—%	—%	—%	—%	—%	—%
Food & Beverage	3%	3%	19%	3%	3%	3%
Aerospace	43%	44%	10%	44%	44%	9%
Other	12%	12%	11%	11%	11%	5%
	100%	100%		100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures
Surface Technologies segment sales increased $21 million, or 14% in the second quarter of 2018 and increased $38 million, or 13%, for the six months ended June 30, 2018 as compared to the prior year. Currency translation increased sales by 3% for the quarter and 4% for the six-month period, primarily driven by the British pound and the Euro. Cost pass-through increased sales by 1% in both the quarter and six-month periods with minimal impact on operating profit. Excluding currency and cost pass-through, sales increased 10% in the quarter and 8% in the six-month period due to higher volumes to the aerospace and industrial end-markets and higher price.

Surface Technologies segment operating profit increased $6 million, or 24% in the second quarter of 2018 and increased $8 million, or 16%, for the six months ended June 30, 2018 as compared to the prior year. Excluding currency, operating profit increased 22% for the quarter and 13% for the six-month period due to increased volumes and price, partially offset by higher costs related to project ramp up costs.

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
To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2018 Consolidated Sales	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		June 30,	December 31,
Currency		2018	2017	2018	2017
Euro	14%	0.83	0.92	0.86	0.83
Brazilian real	9%	3.41	3.18	3.86	3.31
Canadian dollar	7%	1.28	1.33	1.31	1.26
Chinese yuan	7%	6.37	6.88	6.62	6.51
Mexican peso	5%	19.03	19.37	19.91	19.66
Korean won	4%	1,076	1,142	1,115	1,067
India rupee	3%	65.65	65.70	68.47	63.87
Argentine peso	1%	21.30	15.69	28.85	18.65
British pound	1%	0.73	0.79	0.76	0.74
Norwegian krone	1%	7.93	8.48	8.15	8.20

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Six months ended June 30,
	2018	2017
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (including noncontrolling interests)	$971	$824
Non-cash charges (credits):
Add: Depreciation and amortization	622	579
Add: Deferred income taxes	10	48
Add: Share-based compensation	21	28
Add: Transaction costs and other charges, net of payments (a)	15	17
Net income adjusted for non-cash charges	1,639	1,496
Less: Working capital	(138)	(164)
Less: Pension contributions	(10)	(6)
Other	(13)	85
Net cash provided by operating activities	$1,478	$1,411
INVESTING ACTIVITIES
Capital expenditures	(676)	(652)
Acquisitions, net of cash acquired	—	(2)
Divestitures and asset sales	69	17
Net cash used for investing activities	$(607)	$(637)
FINANCING ACTIVITIES
Debt increase (decrease) - net	(492)	(305)
Issuances (purchases) of common stock - net	43	59
Cash dividends - Praxair, Inc. shareholders	(474)	(450)
Noncontrolling interest transactions and other	(22)	(84)
Net cash provided by (used for) financing activities	$(945)	$(780)

Effect of exchange rate changes on cash and cash equivalents	$(64)	$17
Cash and cash equivalents, end-of-period	$479	$535

(a) See Note 2 to the consolidated financial statements.
Cash Flow from Operations

Cash provided by operations of $1,478 million for the six months ended June 30, 2018 increased $67 million, or 5%, versus 2017. The increase was driven by higher net income adjusted for non-cash charges and lower working capital requirements, partially offset by timing of dividends from equity investments, primarily in China.
Praxair estimates that total 2018 required contributions to its pension plans will be in the range of $15 million to $20 million, of which $10 million has been made through June 30, 2018. At a minimum, Praxair contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the amount and timing of discretionary contributions from year to year.

Investing
Net cash used for investing of $607 million for the six months ended June 30, 2018 decreased $30 million versus 2017.

Capital expenditures for the six months ended June 30, 2018 were $676 million, $24 million higher than the prior year. Capital expenditures related primarily to investments in new plant and production equipment for growth and density. Approximately 65% of the capital expenditures were in North America.

Acquisition spend was immaterial for both the six months ended June 30, 2018 and 2017.

Divestitures and asset sales for the six months ended June 30, 2018 and 2017 were $69 million and $17 million, respectively. The 2018 period includes proceeds related to asset disposals primarily in North America.
Financing
Cash used by financing activities was $945 million for the six months ended June 30, 2018. Cash dividends of $474 million were higher than the prior year due to a 5% increase in quarterly dividends per share from 78.75 cents per share to 82.5 cents per share. Net issuances of common stock decreased $16 million. Noncontrolling interest transactions and other for the six months ended June 30, 2018 and 2017 were $22 million and $84 million, respectively. Amounts paid in 2017 include dividends paid to noncontrolling interests and repayment of project advances.
In March 2018, Praxair repaid $500 million of 1.20% rate notes that became due.
In June 2018, the company's $500 million 364-day revolving credit facility with a syndicate of banks expired and was not renewed.
Praxair's debt-to-capital ratio was 54.9% at June 30, 2018 versus 58.5% at June 30, 2017. This decrease was primarily attributable to a reduction in net debt of $853 million and an increase in equity due to earnings net of dividends declared. See the "Non-GAAP Financial Measures" section below for definitions and reconciliations of these non-GAAP measures to reported GAAP amounts.

Debt Covenants
Praxair’s $2.5 billion senior unsecured credit facility and long-term debt agreements contain various covenants (refer to Note 5 to the condensed consolidated financial statements and Note 11 to the consolidated financial statements of Praxair’s 2017 Annual Report on Form 10-K). The only financial covenant requires Praxair not to exceed a maximum 70% leverage ratio, as defined in the agreements. For purposes of the leverage ratio calculation, consolidated shareholders' equity excludes changes in the cumulative foreign currency translation adjustments after June 30, 2011. At June 30, 2018 and December 31, 2017, the actual leverage ratio calculated in accordance with the agreements was 46% and 49%, respectively.
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
The non-GAAP measures in the following reconciliations are presented in the MD&A.

Adjusted Amounts

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollar amounts in millions, except per share data)	2018	2017	2018	2017
Adjusted Operating Profit
Reported operating profit	$689	$606	$1,342	$1,173
Add: Transaction costs and other charges	24	15	43	21
Adjusted operating profit	$713	$621	$1,385	$1,194
Reported percent change	14%		14%
Adjusted percent change	15%		16%
Adjusted Income Taxes and Effective Tax Rate
Reported income taxes	$158	$157	$306	$306
Add: Transaction costs and other charges	3	—	5	—
Adjusted income taxes	$161	$157	$311	$306

Adjusted Effective Tax Rate
Reported income before income taxes and equity investments	$643	$566	$1,248	$1,107
Add: Transaction costs and other charges	24	15	43	21
Adjusted income before income taxes and equity investments	$667	$581	$1,291	$1,128
Reported effective tax rate	24.6%	27.7%	24.5%	27.6%
Adjusted effective tax rate	24.1%	27.0%	24.1%	27.1%
Adjusted Noncontrolling Interests
Reported noncontrolling interests	$19	$14	$29	$29
Add: Cost reduction program	—	—	(1)	—
Adjusted Noncontrolling Interests	$19	$14	$28	$29
Adjusted Net Income - Praxair, Inc.
Reported net income - Praxair, Inc.	$480	$406	$942	$795
Add: Transaction costs and other charges	21	15	38	21
Add: Cost reduction program	—	—	1	—
Total adjustments	21	15	39	21
Adjusted net income - Praxair, Inc.	$501	$421	$981	$816
Reported percent change	18%		18%
Adjusted percent change	19%		20%

Adjusted Diluted Earnings Per Share
Reported diluted EPS	$1.65	$1.41	$3.24	$2.76
Add: Transaction costs and other charges	0.07	0.05	0.13	0.07
Adjusted diluted EPS	$1.72	$1.46	$3.37	$2.83
Reported percent change	17%		17%
Adjusted percent change	18%		19%

EBITDA, Adjusted EBITDA, EBITDA Margin and Adjusted EBITDA Margin
These measures are used by investors, financial analysts and management to assess a company’s profitability.

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Dollar amounts in millions)
Reported net income - Praxair, Inc.	$480	$406	$942	$795
Add: noncontrolling interest	19	14	29	29
Add: interest expense - net	44	38	90	79
Add: net pension and OPEB cost (benefit), excluding service cost	2	2	4	(13)
Add: income taxes	158	157	306	306
Add: depreciation and amortization	311	292	622	579
EBITDA	$1,014	$909	$1,993	$1,775

Adjustments:
Add: Transaction costs	$24	$15	$43	$21
ADJUSTED EBITDA	$1,038	$924	$2,036	$1,796

Reported Sales	$3,061	$2,834	$6,060	$5,562
EBITDA Margin	33.1%	32.1%	32.9%	31.9%
Adjusted EBITDA Margin	33.9%	32.6%	33.6%	32.3%

Net Debt, Capital and Debt-to-Capital Ratio
The debt-to-capital ratio is a measure used by investors, financial analysts and management to provide a measure of financial leverage and insights into how the company is financing its operations.

	Six Months Ended June 30,
	2018	2017
(Dollar amounts in millions)
Debt	$8,458	$9,367
Less: cash and cash equivalents	(479)	(535)
Net debt	7,979	8,832
Equity and redeemable noncontrolling interests
Redeemable noncontrolling interests	14	10
Praxair, Inc. shareholders’ equity	6,027	5,807
Noncontrolling interests	501	453
Total equity and redeemable noncontrolling interests	6,542	6,270
Capital	$14,521	$15,102
DEBT-TO-CAPITAL RATIO	54.9%	58.5%

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended June 30, 2018 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
April 2018	—	$—	—	$1,579
May 2018	2	$151.89	2	$1,579
June 2018	—	$—	—	$1,579
Second Quarter 2018	2	$151.89	2	$1,579

(1)
On January 28, 2014, the Company's board of directors approved the repurchase of $1.5 billion of its common stock ("2014 program") which could take place from time to time on the open market (which could include the use of 10b5-1 trading plans) or through negotiated transactions, subject to market and business conditions.

(2)
As of June 30, 2018, the Company purchased $1,421 million of its common stock pursuant to the 2014 program, leaving an additional $79 million remaining authorized under the 2014 program. The 2014 program does not have any stated expiration date. In addition, on July 28, 2015, the Company’s board of directors approved the repurchase of $1.5 billion of its common stock (“2015 program”) which could take place from time to time on the open market (which could include the use of 10b5-1 trade plans) or through negotiated transactions, subject to market and business conditions. The 2015 program does not have any stated expiration date. The 2015 program is in addition to the 2014 program.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

10.1
Limited waiver, dated as of June 22, 2018, to the Credit Agreement, dated as of December 19, 2014, as amended, among Praxair, Inc., the Eligible Subsidiaries party thereto from time to time, the lenders party thereto from time to time and Bank of America, N.A., as Administrative Agent, is filed herewith

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

PRAXAIR, INC.

(Registrant)

Date: July 26, 2018	By: /s/ Kelcey E. Hoyt

Kelcey E. Hoyt
Vice President and Controller
(On behalf of the Registrant
and as Chief Accounting Officer)