Form 10-Q
period 2018-09-30
PRAXAIR INC
filed 2018-11-09
CIK 884905

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
At September 30, 2018, 287,856,237 shares of common stock ($0.01 par value) of the Registrant were outstanding.

INTRODUCTORY NOTE

On October 31, 2018, Praxair, Inc. (“Praxair” or the “Company”) and Linde Aktiengesellschaft, a stock corporation incorporated under the laws of Germany (“Linde AG”), combined under Linde plc, a public limited company incorporated under the laws of Ireland (“Linde plc”), as contemplated by the business combination agreement, dated June 1, 2017, as amended on August 10, 2017 (the “Business Combination Agreement”), by and among the Company, Linde AG, Linde plc, Zamalight Holdco LLC and Zamalight Subco, Inc. Pursuant to the Business Combination Agreement, (i) Praxair became an indirect wholly-owned subsidiary of Linde plc through the merger of Zamalight Subco, Inc., an indirect wholly-owned Delaware subsidiary of Linde plc with and into Praxair, and (ii) Linde AG became an indirect subsidiary of Linde plc through an exchange offer by Linde plc for each issued and outstanding bearer share of Linde AG. On October 31, 2018, Linde plc filed a Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) that established Linde plc as the successor issuer to Praxair under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

This Quarterly Report on Form 10-Q relates to the Company's quarter ended September 30, 2018, which was prior to the completion of the Business Combination.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Quarter Ended September 30,
	2018	2017
SALES	$3,024	$2,922
Cost of sales, exclusive of depreciation and amortization	1,714	1,652
Selling, general and administrative	294	300
Depreciation and amortization	306	298
Research and development	23	23
Transaction costs and other charges	31	14
Other income (expense) - net	13	(3)
OPERATING PROFIT	669	632
Interest expense - net	40	41
Net pension and OPEB cost (benefit), excluding service cost	6	6
INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	623	585
Income taxes	156	162
INCOME BEFORE EQUITY INVESTMENTS	467	423
Income from equity investments	13	12
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	480	435
Less: noncontrolling interests	(19)	(16)
NET INCOME - PRAXAIR, INC.	$461	$419
PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share	$1.60	$1.46
Diluted earnings per share	$1.58	$1.45
WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	288,093	286,467
Diluted shares outstanding	291,513	289,216
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Millions of dollars, except per share data)
(UNAUDITED)

	Nine months ended September 30,
	2018	2017
SALES	$9,084	$8,484
Cost of sales, exclusive of depreciation and amortization	5,114	4,800
Selling, general and administrative	911	895
Depreciation and amortization	928	877
Research and development	71	69
Transaction costs and other charges	74	35
Other income (expense) - net	25	(3)
OPERATING PROFIT	2,011	1,805
Interest expense - net	130	120
Net pension and OPEB cost (benefit), excluding service cost	10	(7)
INCOME BEFORE INCOME TAXES AND EQUITY INVESTMENTS	1,871	1,692
Income taxes	462	468
INCOME BEFORE EQUITY INVESTMENTS	1,409	1,224
Income from equity investments	42	35
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	1,451	1,259
Less: noncontrolling interests	(48)	(45)
NET INCOME - PRAXAIR, INC.	$1,403	$1,214
PER SHARE DATA - PRAXAIR, INC. SHAREHOLDERS
Basic earnings per share	$4.87	$4.24
Diluted earnings per share	$4.82	$4.21
WEIGHTED AVERAGE SHARES OUTSTANDING (000’s):
Basic shares outstanding	287,800	286,022
Diluted shares outstanding	291,275	288,524
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Millions of dollars)
(UNAUDITED)

	Quarter Ended September 30,
	2018	2017
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$480	$435

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(89)	204
Income taxes	2	19
Translation adjustments	(87)	223
Funded status - retirement obligations (Note 11):
Retirement program remeasurements	3	(9)
Reclassifications to net income	22	19
Income taxes	(5)	(4)
Funded status - retirement obligations	20	6
Derivative instruments (Note 6):
Current quarter unrealized gain (loss)	—	—
Reclassifications to net income	—	—
Income taxes	—	—
Derivative instruments	—	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(67)	229

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	413	664
Less: noncontrolling interests	(12)	(26)
COMPREHENSIVE INCOME (LOSS) - PRAXAIR, INC.	$401	$638
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Millions of dollars)
(UNAUDITED)

	Nine months ended September 30,
	2018	2017
NET INCOME (INCLUDING NONCONTROLLING INTERESTS)	$1,451	$1,259

OTHER COMPREHENSIVE INCOME (LOSS)
Translation adjustments:
Foreign currency translation adjustments	(623)	520
Income taxes	8	77
Translation adjustments	(615)	597
Funded status - retirement obligations (Note 11):
Retirement program remeasurements	(5)	(29)
Reclassifications to net income	56	39
Income taxes	(11)	(4)
Funded status - retirement obligations	40	6
Derivative instruments (Note 6):
Current period unrealized gain (loss)	—	—
Reclassifications to net income	—	—
Income taxes	—	—
Derivative instruments	—	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(575)	603

COMPREHENSIVE INCOME (LOSS) (INCLUDING NONCONTROLLING INTERESTS)	876	1,862
Less: noncontrolling interests	(31)	(73)
COMPREHENSIVE INCOME (LOSS) - PRAXAIR, INC.	$845	$1,789
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of dollars)
(UNAUDITED)

	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$600	$617
Accounts receivable - net	1,852	1,804
Inventories	622	614
Prepaid and other current assets	231	250
TOTAL CURRENT ASSETS	3,305	3,285
Property, plant and equipment (less accumulated depreciation of $13,987 in 2018 and $13,819 in 2017)	11,725	12,057
Goodwill	3,201	3,233
Other intangible assets - net	513	553
Other long-term assets	1,235	1,308
TOTAL ASSETS	$19,979	$20,436
LIABILITIES AND EQUITY
Accounts payable	$978	$972
Short-term debt	115	238
Current portion of long-term debt	1,582	979
Other current liabilities	1,185	1,118
TOTAL CURRENT LIABILITIES	3,860	3,307
Long-term debt	6,615	7,783
Other long-term liabilities	2,754	2,824
TOTAL LIABILITIES	13,229	13,914
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests (Note 14)	15	11
Praxair, Inc. Shareholders’ Equity:
Common stock $0.01 par value, authorized - 800,000,000 shares, issued 2018 and 2017 - 383,230,625 shares	4	4
Additional paid-in capital	4,088	4,084
Retained earnings	13,913	13,224
Accumulated other comprehensive income (loss) (Note 14)	(4,656)	(4,098)
Less: Treasury stock, at cost (2018 - 95,374,388 shares and 2017 - 96,453,634 shares)	(7,117)	(7,196)
Total Praxair, Inc. Shareholders’ Equity	6,232	6,018
Noncontrolling interests	503	493
TOTAL EQUITY	6,735	6,511
TOTAL LIABILITIES AND EQUITY	$19,979	$20,436
The accompanying notes are an integral part of these financial statements.

PRAXAIR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Millions of dollars)
(UNAUDITED)

	Nine months ended September 30,
	2018	2017
OPERATIONS
Net income - Praxair, Inc.	$1,403	$1,214
Noncontrolling interests	48	45
Net income (including noncontrolling interests)	1,451	1,259
Adjustments to reconcile net income to net cash provided by operating activities:
Transaction costs and other charges, net of payments	35	27
Depreciation and amortization	928	877
Deferred income taxes	(6)	22
Share-based compensation	40	44
Working capital:
Accounts receivable	(121)	(83)
Inventory	(29)	(11)
Prepaid and other current assets	3	(64)
Payables and accruals	101	11
Pension contributions	(17)	(14)
Long-term assets, liabilities and other	(36)	137
Net cash provided by operating activities	2,349	2,205
INVESTING
Capital expenditures	(1,056)	(972)
Acquisitions, net of cash acquired	(6)	(18)
Divestitures and asset sales	77	22
Net cash used for investing activities	(985)	(968)
FINANCING
Short-term debt borrowings (repayments) - net	(122)	(353)
Long-term debt borrowings	2	11
Long-term debt repayments	(505)	(160)
Issuances of common stock	70	90
Purchases of common stock	(2)	(11)
Cash dividends - Praxair, Inc. shareholders	(712)	(675)
Noncontrolling interest transactions and other	(33)	(85)
Net cash provided by (used for) financing activities	(1,302)	(1,183)
Effect of exchange rate changes on cash and cash equivalents	(79)	29
Change in cash and cash equivalents	(17)	83
Cash and cash equivalents, beginning-of-period	617	524
Cash and cash equivalents, end-of-period	$600	$607
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
2. Transaction Costs and Other Charges

Transaction costs and other charges were $31 million and $74 million ($29 million and $67 million after-tax and noncontrolling interest, or $0.10 and $0.23 per diluted share) for the quarter and nine months ended September 30, 2018, respectively. Transaction costs and other charges were $14 million and $35 million ($13 million and $34 million after-tax or $0.05 and $0.12 per diluted share) for the quarter and nine months ended September 30, 2017.

On October 31, 2018, Praxair and Linde AG combined under Linde plc, as contemplated by the Business Combination Agreement (see Note 17). Praxair incurred transaction costs and other charges primarily in connection with the intended business combination totaling $21 million and $64 million for the quarter and nine months ended September 30, 2018 ($19 million and $57 million after-tax and noncontrolling interests, or $0.07 and $0.20 per diluted share), respectively. Praxair incurred transaction costs which totaled $14 million and $35 million for the quarter and nine months ended September 30, 2017 ($13 million and $34 million after-tax, or $0.05 and $0.12 per diluted share), respectively.

Effective July 1, 2018, Argentina was deemed a highly inflationary economy. As a result, the third quarter of 2018 includes a $10 million charge ($10 million after-tax, or $0.03 per diluted share) associated with the transition to hyper-inflationary accounting in Argentina.

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

3. Acquisitions
During the nine months ended September 30, 2018 and 2017, Praxair had acquisitions totaling $6 million and $18 million, respectively, related primarily to acquisitions of packaged gas businesses in North America.

4. Supplemental Information
Inventories
The following is a summary of Praxair’s consolidated inventories:

(Millions of dollars)	September 30, 2018	December 31, 2017
Inventories
Raw materials and supplies	$218	$224
Work in process	54	57
Finished goods	350	333
Total inventories	$622	$614

Long-term receivables
Long-term receivables are not material and are largely reserved. Such long-term receivables are included within other long-term assets in the condensed consolidated balance sheets and totaled $31 million and $54 million at September 30, 2018 and December 31, 2017, respectively. These amounts are net of reserves of $45 million and $51 million, respectively. The amounts in both periods relate primarily to government receivables in Brazil and other long-term notes receivable from customers. Collectability is reviewed regularly and uncollectible amounts are written off as appropriate.

5. Debt
The following is a summary of Praxair’s outstanding debt at September 30, 2018 and December 31, 2017:

(Millions of dollars)	September 30, 2018	December 31, 2017
SHORT-TERM
Commercial paper and U.S. bank borrowings	$83	$202
Other bank borrowings (primarily international)	32	36
Total short-term debt	115	238
LONG-TERM (a)
U.S. borrowings (U.S. dollar denominated unless otherwise noted)
1.20% Notes due 2018 (b)	—	498
1.25% Notes due 2018 (b, c)	475	475
1.90% Notes due 2019	500	500
4.50% Notes due 2019	599	599
1.50% Euro-denominated notes due 2020	694	717
2.25% Notes due 2020	299	299
4.05% Notes due 2021	499	498
3.00% Notes due 2021	498	497
2.45% Notes due 2022	598	598
2.20% Notes due 2022	498	498
2.70% Notes due 2023	498	498
1.20% Euro-denominated notes due 2024	636	658
2.65% Notes due 2025	398	397
1.625% Euro-denominated notes due 2025	574	594
3.20% Notes due 2026	725	725
3.55% Notes due 2042	662	662
Other	10	12
International bank borrowings	31	33
Obligations under capital leases	3	4
	8,197	8,762
Less: current portion of long-term debt	(1,582)	(979)
Total long-term debt	6,615	7,783
Total debt	$8,312	$9,000

(a)	Amounts are net of unamortized discounts, premiums and/or debt issuance costs as applicable.

(b)	In March 2018, Praxair repaid $500 million of 1.20% notes that became due. On November 7, 2018, Praxair repaid $475 million of 1.25% notes that became due.

(c)
September 30, 2018 and December 31, 2017 include a less than $1 million fair value decrease and a less than $1 million increase, respectively, related to hedge accounting. See Note 6 for additional information.

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
The following table is a summary of the notional amount and fair value of derivatives outstanding at September 30, 2018 and December 31, 2017 for consolidated subsidiaries:

			Fair Value
	Notional Amounts		Assets		Liabilities
(Millions of dollars)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Derivatives Not Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$2,099	$2,693	$16	$16	$6	$16
Derivatives Designated as Hedging Instruments:
Currency contracts:
Balance sheet items (a)	$—	$38	$—	$—	$—	$2
Forecasted purchases (a)	6	4	—	1	—	—
Interest rate contracts:
Interest rate swaps (a, b)	475	475	—	—	—	—
Total Hedges	$481	$517	$—	$1	$—	$2
Total Derivatives	$2,580	$3,210	$16	$17	$6	$18

(a)	Assets are recorded in prepaid and other current assets, and liabilities are recorded in other current liabilities.

(b)	On November 7, 2018, Praxair repaid $475 million of 1.25% notes that became due and the associated interest rate swap was settled.

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
Net Investment Hedge

As of September 30, 2018, the Company has €1.65 billion ($1.92 billion) of Euro-denominated notes, of which €1.63 billion ($1.89 billion) is designated as a hedge of the net investment position in its European operations. These Euro-denominated debt instruments reduce the company's exposure to changes in the currency exchange rate on investments in foreign subsidiaries with Euro functional currencies. Since hedge inception, exchange rate movements have reduced long-term debt by $162 million (long-term debt decreased by $65 million during the first nine months of 2018), with the offsetting gain shown within the cumulative translation component of AOCI in the condensed consolidated balance sheets and the consolidated statements of comprehensive income.
Interest Rate Contracts
Outstanding Interest Rate Swaps
At September 30, 2018, Praxair had one outstanding interest rate swap agreement with a $475 million notional amount related to the $475 million 1.25% notes that matured on November 7, 2018. The interest rate swap effectively converts fixed-rate interest to variable-rate interest and is designated as a fair value hedge. Fair value adjustments are recognized in earnings along with an equally offsetting charge / benefit to earnings for the changes in the fair value of the underlying debt instrument. At September 30, 2018, less than $1 million was recognized as a decrease in the fair value of these notes (increase in the fair value of less than $1 million at December 31, 2017).

Terminated Treasury Rate Locks
The following table summarizes the unrecognized gains (losses) related to terminated treasury rate lock contracts:

	Year Terminated	Original Gain / (Loss)	Unrecognized Gain / (Loss) (a)
(Millions of dollars)			September 30, 2018	December 31, 2017
Treasury Rate Locks
Underlying debt instrument:
$500 million 2.20% fixed-rate notes that mature in 2022 (b)	2012	$(2)	$—	$(1)
$500 million 3.00% fixed-rate notes that mature in 2021 (b)	2011	(11)	(3)	(4)
$600 million 4.50% fixed-rate notes that mature in 2019 (b)	2009	16	1	3
Total - pre-tax			$(2)	$(2)
Less: income taxes			1	1
After- tax amounts			$(1)	$(1)

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

The following table summarizes the impact of the company’s derivatives on the consolidated statements of income:

	Amount of Pre-Tax Gain (Loss) Recognized in Earnings *
	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2018	2017	2018	2017
Derivatives Not Designated as Hedging Instruments
Currency contracts:
Balance sheet items
Debt-related	$17	$19	$(15)	$128
Other balance sheet items	3	(1)	4	1
Total	$20	$18	$(11)	$129

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

The following table summarizes the impacts of the company's derivatives designated as hedging instruments that impact AOCI:

Derivatives Designated as Hedging Instruments **

Quarter Ended
	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Income
(Millions of dollars)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Currency contracts:
Balance sheet items	$—	$(1)	$—	$—
Forecasted purchases	—	1	—	—
Interest rate contracts:
Treasury rate lock contracts	—	—	—	—
Total - pre tax	$—	$—	$—	$—
Less: income taxes	—	—	—	—
Total - Net of Taxes	$—	$—	$—	$—

Nine Months Ended
	Amount of Gain (Loss) Recognized in AOCI		Amount of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Income
(Millions of dollars)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Currency contracts:
Balance sheet items	$—	$(1)	$—	$—
Forecasted purchases	—	1	—	—
Interest rate contracts:
Treasury rate lock contracts	—	—	—	—
Total - pre tax	$—	$—	$—	$—
Less: income taxes	—	—	—	—
Total - Net of Taxes	$—	$—	$—	$—

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

	Fair Value Measurements Using
	Level 1		Level 2		Level 3
(Millions of dollars)	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Assets
Derivatives	—	—	$16	$17	—	—
Liabilities
Derivatives	—	—	$6	$18	—	—
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
The fair values of cash and cash equivalents, short-term debt, accounts receivable-net, and accounts payable approximate carrying amounts because of the short maturities of these instruments. The fair value of long-term debt is estimated based on the quoted market prices for similar issues, which is deemed a level 2 measurement. At September 30, 2018, the estimated fair value of Praxair’s long-term debt portfolio was $8,164 million versus a carrying value of $8,197 million. At December 31, 2017, the estimated fair value of Praxair’s long-term debt portfolio was $8,969 million versus a carrying value of $8,762 million. Differences from carrying amounts are attributable to interest-rate changes subsequent to when the debt was issued.

8. Earnings Per Share – Praxair, Inc. Shareholders
Basic earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding. Diluted earnings per share is computed by dividing Net income – Praxair, Inc. for the period by the weighted average number of Praxair common shares outstanding and dilutive common stock equivalents, as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator (Millions of dollars)
Net income - Praxair, Inc.	$461	$419	$1,403	$1,214
Denominator (Thousands of shares)
Weighted average shares outstanding	287,752	286,103	287,465	285,654
Shares earned and issuable under compensation plans	341	364	335	368
Weighted average shares used in basic earnings per share	288,093	286,467	287,800	286,022
Effect of dilutive securities
Stock options and awards	3,420	2,749	3,475	2,502
Weighted average shares used in diluted earnings per share	291,513	289,216	291,275	288,524
Basic Earnings Per Share	$1.60	$1.46	$4.87	$4.24
Diluted Earnings Per Share	$1.58	$1.45	$4.82	$4.21
There were no antidilutive shares for the quarter and nine months ended September 30, 2018. There were no antidilutive shares for the quarter ended September 30, 2017. Stock options of 2,439,499 for nine months ended September 30, 2017 were antidilutive and therefore excluded in the computation of diluted earnings per share.
9. Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill for the nine months ended September 30, 2018 were as follows:

(Millions of dollars)	North America	South America	Europe	Asia	Surface Technologies	Total
Balance, December 31, 2017	$2,202	$129	$698	$61	$143	$3,233
Acquisitions	3	—	—	—	—	3
Purchase adjustments & other	12	—	—	—	—	12
Foreign currency translation	—	(27)	(16)	(1)	(3)	(47)
Balance, September 30, 2018	$2,217	$102	$682	$60	$140	$3,201

Praxair has performed its goodwill impairment tests annually during the second quarter of each year, and historically has determined that the fair value of each of its reporting units was substantially in excess of its carrying value. For the 2018 test completed last quarter, Praxair applied the FASB's accounting guidance which allows the Company to first assess qualitative factors to determine the extent of additional quantitative analysis, if any, that may be required to test goodwill for impairment (refer to Note 1 to the consolidated financial statements of Praxair's 2017 Annual Report on Form 10-K). Based on the qualitative assessments performed in the second quarter of 2018, Praxair concluded that it was more likely than not that the fair value of each reporting unit substantially exceeded its carrying value and therefore, further quantitative analysis was not required. As a result, no impairment was recorded. There were no indicators of impairment through September 30, 2018.
Changes in the carrying amounts of other intangibles for the nine months ended September 30, 2018 were as follows:

(Millions of dollars)	Customer & License/Use Agreements	Non-compete Agreements	Patents & Other	Total
Cost:
Balance, December 31, 2017	$772	$28	$52	$852
Additions	1	1	—	2
Foreign currency translation	(9)	—	(1)	(10)
Other*	(20)	(5)	—	(25)
Balance, September 30, 2018	$744	$24	$51	$819
Less: Accumulated amortization
Balance, December 31, 2017	$(260)	$(18)	$(21)	$(299)
Amortization expense	(28)	(3)	(3)	(34)
Foreign currency translation	3	—	—	3
Other*	19	5	—	24
Balance, September 30, 2018	$(266)	$(16)	$(24)	$(306)
Net balance at September 30, 2018	$478	$8	$27	$513

* Other primarily relates to the write-off of fully amortized assets.
There are no expected residual values related to these intangible assets. The remaining weighted-average amortization period for intangible assets is approximately 16 years.
Total estimated annual amortization expense is as follows:

(Millions of dollars)
Remaining 2018	$11
2019	43
2020	41
2021	39
2022	38
Thereafter	341
$513

10. Share-Based Compensation
Share-based compensation expense of $19 million and $16 million was recognized during the quarters ended September 30, 2018 and 2017, respectively. Share-based compensation of $40 million and $44 million was recognized during the nine months ended September 30, 2018 and 2017, respectively. The expense was recorded primarily in selling, general and administrative expenses. There was no share-based compensation cost that was capitalized. For further details regarding Praxair’s share-based compensation arrangements and prior-year grants, refer to Note 15 to the consolidated financial statements of Praxair’s 2017 Annual Report on Form 10-K.
Stock Options
The weighted-average fair value of options granted during the nine months ended September 30, 2018 was $19.29 ($12.40 in 2017) based on the Black-Scholes Options-Pricing model. The increase in grant date fair value year-over-year was primarily attributable to an increase in the company's stock price.

The following weighted-average assumptions were used to value the grants in 2018 and 2017:

	Nine months ended September 30,
	2018	2017
Dividend yield	2.1%	2.7%
Volatility	14.4%	14.0%
Risk-free interest rate	2.67%	2.13%
Expected term years	5	6
The following table summarizes option activity under the plans as of September 30, 2018 and changes during the nine-month period then ended (averages are calculated on a weighted basis; life in years; intrinsic value expressed in millions):

	Number of Options (000’s)	Average Exercise Price	Average Remaining Life	Aggregate Intrinsic Value
Outstanding at January 1, 2018	10,787	$108.70
Granted	1,625	154.00
Exercised	(1,502)	94.50
Cancelled or Expired	(63)	128.91
Outstanding at September 30, 2018	10,847	117.34	6.2	$471
Exercisable at September 30, 2018	7,143	$110.46	5.0	$359
The aggregate intrinsic value represents the difference between the company’s closing stock price of $160.73 as of September 30, 2018 and the exercise price multiplied by the number of in the money options outstanding as of that date. The total intrinsic value of stock options exercised during the quarter and nine months ended September 30, 2018 was $19 million and $96 million, respectively ($17 million and $80 million during the same periods in 2017, respectively).
Cash received from option exercises under all share-based payment arrangements for the quarter and nine months ended September 30, 2018 was $21 million and $59 million, respectively ($18 million and $81 million for the same periods in 2017). The cash tax benefit realized from share-based compensation totaled $9 million and $28 million for the quarter and nine months ended September 30, 2018, respectively ($5 million and $31 million for the same periods in 2017, respectively).
As of September 30, 2018, $26 million of unrecognized compensation cost related to non-vested stock options is expected to be recognized over a weighted-average period of approximately 1 year.
Performance-Based and Restricted Stock Awards
During the nine months ended September 30, 2018, the company granted restricted stock units to employees of 269,433 shares. There were no performance-based stock awards granted to employees during the nine months ended September 30, 2018 as restricted stock units were granted in place of performance-based stock awards. Compensation expense related to the restricted stock units is recognized over the vesting period, which is up to three years, based on the grant date fair value.
As of September 30, 2018 the company had performance-based stock awards outstanding, tied to either return on capital ("ROC") performance or relative total shareholder return ("TSR") performance versus that of the S&P 500. The actual number of shares issued in settlement of a vested award can range from zero to 200 percent of the target number of shares granted based upon the company’s attainment of specified performance targets at the end of a three-year period. Compensation expense related to these awards is recognized over the three-year performance period based on the fair value of the closing market price of the company’s common stock on the date of the grant and the estimated performance that will be achieved. Compensation expense for ROC awards will be adjusted during the three-year performance period based upon the estimated performance levels that will be achieved. TSR awards are measured at their grant date fair value and not subsequently re-measured.
The weighted-average fair value of restricted stock units granted during the nine months ended September 30, 2018 was $144.79 ($111.70 for the same period in 2017). These fair values are based on the closing market price of Praxair’s common stock on the grant date adjusted for dividends that will not be paid during the vesting period. The weighted-average fair value of ROC performance-based stock awards granted during the nine months ended September 30, 2017 was $109.68.
The weighted-average fair value of performance-based stock tied to relative TSR performance granted during nine months ended September 30, 2017 was $124.12 and was estimated using a Monte Carlo simulation performed as of the grant date.
The following table summarizes non-vested performance-based and restricted stock award activity as of September 30, 2018 and changes during the nine months then ended (shares based on target amounts, averages are calculated on a weighted basis):

	Performance-Based		Restricted Stock
	Number of Shares (000’s)	Average Grant Date Fair Value	Number of Shares (000’s)	Average Grant Date Fair Value
Non-vested at January 1, 2018	665	$113.40	264	$107.56
Granted	—	—	269	144.79
Vested	(78)	119.98	(89)	116.22
Cancelled and Forfeited	(151)	110.32	(17)	100.23
Non-vested at September 30, 2018	436	$110.02	427	$129.52
There are approximately 6 thousand performance-based shares and 3 thousand restricted stock shares that are non-vested at September 30, 2018 which will be settled in cash due to foreign regulatory limitations. The liability related to these grants reflects the current estimate of performance that will be achieved and the current common stock price.
As of September 30, 2018, based on current estimates of future performance, $9 million of unrecognized compensation cost related to performance-based awards is expected to be recognized through the first quarter of 2020 and $30 million of unrecognized compensation cost related to the restricted stock awards is expected to be recognized primarily through the first quarter of 2021.

11. Retirement Programs
The components of net pension and postretirement benefits other than pensions (“OPEB”) costs for the quarter and nine months ended September 30, 2018 and 2017 are shown below:

	Quarter Ended September 30,				Nine Months Ended September 30,
	Pensions		OPEB		Pensions		OPEB
(Millions of dollars)	2018	2017	2018	2017	2018	2017	2018	2017
Amount recognized in Operating Profit
Service cost	$12	$12	$—	$—	$36	$35	$1	$2
Amount recognized in Net pension and OPEB cost (benefit), excluding service cost
Interest cost	25	25	1	2	76	76	3	4
Expected return on plan assets	(42)	(40)	—	—	(125)	(120)	—	—
Net amortization and deferral	18	17	—	—	54	51	(2)	(2)
Curtailment gain (a)	—	—	—	—	—	—	—	(18)
Settlement charge	4	2	$—	$—	4	2	$—	$—
	$5	$4	$1	$2	$9	$9	$1	$(16)
Net periodic benefit cost (benefit)	$17	$16	$1	$2	$45	$44	$2	$(14)

(a) The curtailment gain recorded in the first quarter of 2017 resulted from the termination of an OPEB plan in South America.

In the third quarters of 2018 and 2017, a series of lump sum benefit payments made from the U.S. supplemental pension plan and an international pension plan, respectively, triggered settlements of the related pension obligations. Accordingly, Praxair recorded pension settlement charges of $4 million ($3 million after-tax or $0.01 per diluted share) and $2 million ($1 million after-tax or less than $0.01 per diluted share) in 2018 and 2017, respectively.
Praxair estimates that 2018 required contributions to its pension plans will be in the range of $20 million to $25 million, of which $17 million have been made through September 30, 2018.

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

•
At September 30, 2018 the most significant non-income and income tax claims in Brazil, after enrollment in the Refis Program, relate to state VAT tax matters and a federal income tax matter where the taxing authorities are challenging the tax rate that should be applied to income generated by a subsidiary company. The total estimated exposure relating to such claims, including interest and penalties, as appropriate, is approximately $205 million. Praxair has not recorded any liabilities related to such claims based on management judgments, after considering judgments and opinions of outside counsel. Because litigation in Brazil historically takes many years to resolve, it is very difficult to estimate the timing of resolution of these matters; however, it is possible that certain of these matters may be resolved within the near term. The company is vigorously defending against the proceedings.

•
On September 1, 2010, CADE (Brazilian Administrative Council for Economic Defense) announced alleged anticompetitive activity on the part of five industrial gas companies in Brazil and imposed fines on all five companies. Originally, CADE imposed a civil fine of R$2.2 billion Brazilian reais (US$550 million) against White Martins, the Brazil-based subsidiary of Praxair, Inc. In response to a motion for clarification, the fine was reduced to R$1.7 billion Brazilian reais (US$425 million) due to a calculation error made by CADE. The amount of the fine is subject to indexation using SELIC. On September 2, 2010, Praxair issued a press release and filed a report on Form 8-K rejecting all claims and stating that the fine represents a gross and arbitrary disregard of Brazilian law.

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
Sales and operating profit by segment for the quarters and nine months ended September 30, 2018 and 2017 are shown below. 2017 segment operating profit has been reclassified to conform with current year presentation as a result of the adoption of new accounting guidance on the presentation of net periodic pension and postretirement benefit costs (see Note 1).

	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2018	2017	2018	2017
SALES(a)
North America	$1,613	$1,518	$4,770	$4,481
Europe	425	407	1,297	1,146
South America	329	389	1,043	1,131
Asia	487	451	1,465	1,268
Surface Technologies	170	157	509	458
Total sales	$3,024	$2,922	$9,084	$8,484

	Quarter Ended September 30,		Nine Months Ended September 30,
(Millions of dollars)	2018	2017	2018	2017
OPERATING PROFIT
North America	$420	$386	$1,258	$1,121
Europe	81	79	248	220
South America	57	66	167	178
Asia	110	88	321	243
Surface Technologies	32	27	91	78
Segment operating profit	700	646	2,085	1,840
Transaction costs and other charges (Note 2)	(31)	(14)	(74)	(35)
Total operating profit	$669	$632	$2,011	$1,805

(a)	Sales reflect external sales only. Intersegment sales, primarily from North America to other segments, were not material.

14. Equity and Redeemable Noncontrolling Interests
Equity
A summary of the changes in total equity for the quarters and nine months ended September 30, 2018 and 2017 is provided below:

	Quarter Ended September 30,
(Millions of dollars)	2018			2017
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$6,027	$501	$6,528	$5,807	$453	$6,260
Net income (a)	461	19	480	419	16	435
Other comprehensive income (loss)	(60)	(7)	(67)	219	10	229
Noncontrolling interests:
Additions (reductions)	—	—	—	—	2	2
Dividends and other capital changes	—	(10)	(10)	—	(6)	(6)
Redemption value adjustments	(1)	—	(1)	—	—	—
Dividends to Praxair, Inc. common stock holders ($0.825 per share in 2018 and $0.7875 per share in 2017)	(238)	—	(238)	(225)	—	(225)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	2	—	2	2	—	2
For employee savings and incentive plans	23	—	23	18	—	18
Purchases of common stock	(1)	—	(1)	—	—	—
Share-based compensation	19	—	19	16	—	16
Balance, end of period	$6,232	$503	$6,735	$6,256	$475	$6,731

	Nine Months Ended September 30,
(Millions of dollars)	2018			2017
Activity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity	Praxair, Inc. Shareholders’ Equity	Noncontrolling Interests	Total Equity
Balance, beginning of period	$6,018	$493	$6,511	$5,021	$420	$5,441
Net income (a)	1,403	46	1,449	1,214	44	1,258
Other comprehensive income (loss)	(558)	(17)	(575)	575	28	603
Noncontrolling interests:
Additions (reductions)	—	7	7	—	9	9
Dividends and other capital changes	—	(26)	(26)	—	(26)	(26)
Redemption value adjustments	(3)	—	(3)	—	—	—
Dividends to Praxair, Inc. common stock holders ($2.475 per share in 2018 and $2.36 per share in 2017)	(712)	—	(712)	(675)	—	(675)
Issuances of common stock:
For the dividend reinvestment and stock purchase plan	5	—	5	5	—	5
For employee savings and incentive plans	41	—	41	72	—	72
Other	—	—	—	—	—	—
Purchases of common stock	(2)	—	(2)	—	—	—
Share-based compensation	40	—	40	44	—	44
Balance, end of period	$6,232	$503	$6,735	$6,256	$475	$6,731

(a)
Net income for noncontrolling interests excludes Net income related to redeemable noncontrolling interests of $2 million for the nine months ended September 30, 2018 ($1 million for the same time period in 2017) which is not part of total equity (see redeemable noncontrolling interests section below).

The components of AOCI are as follows:

	September 30,	December 31,
(Millions of dollars)	2018	2017
Cumulative translation adjustment - net of taxes:
North America	$(891)	$(885)
South America	(2,391)	(2,004)
Europe	(427)	(398)
Asia	(314)	(151)
Surface Technologies	(30)	(17)
	(4,053)	(3,455)
Derivatives - net of taxes	(1)	(1)
Pension / OPEB funded status obligation (net of $336 million and $347 million tax benefit in September 30, 2018 and December 31, 2017, respectively)	(602)	(642)
	$(4,656)	$(4,098)

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
At September 30, 2018 and 2017, redeemable noncontrolling interests includes one packaged gas distributor in the United States where the noncontrolling shareholder has a put option.

Following is a summary of the changes in redeemable noncontrolling interests for the nine months ended September 30, 2018 and 2017:

(Millions of dollars)	2018	2017
Balance, January 1	$11	$11
Net income	2	1
Distributions to noncontrolling interest and other	(1)	(1)
Redemption value adjustments/accretion	3	—
Balance, September 30	$15	$11

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
Disaggregated Revenue Information
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
The following table shows sales by distribution method for each reportable segment and at the consolidated level for the quarter and nine months ended September 30, 2018.

Quarter Ended September 30,
(Dollars in Millions)	Industrial Gases
Sales	North America	Europe	South America	Asia	Surface Technologies	Total	%

Merchant	$604	$146	$125	$163	$—	$1,038	34%
On-Site	474	78	112	241	—	905	30%
Packaged Gas	495	184	86	55	—	820	27%
Other	40	17	6	28	170	261	9%
	$1,613	$425	$329	$487	$170	$3,024	100%

Nine Months Ended September 30,
(Dollars in Millions)	Industrial Gases
Sales	North America	Europe	South America	Asia	Surface Technologies	Total	%

Merchant	$1,768	$446	$399	$474	$—	$3,087	34%
On-Site	1,392	235	343	737	—	2,707	30%
Packaged Gas	1,496	564	277	166	—	2,503	28%
Other	114	52	24	88	509	787	8%
	$4,770	$1,297	$1,043	$1,465	$509	$9,084	100%

Remaining Performance Obligations
As described above, Praxair’s contracts with on-site customers are under long-term supply arrangements which generally require the customer to purchase their requirements from Praxair and also have minimum purchase requirements. The Company estimates the consideration related to minimum purchase requirements is approximately $19 billion. This amount excludes all sales above minimum purchase requirements, which can be significant depending on customer needs. In the future, actual amounts will be different due to impacts from several factors, many of which are beyond the Company’s control including, but not limited to, timing of newly signed, terminated and renewed contracts, inflationary price escalations, currency exchange rates, and pass-through costs related to natural gas and electricity. The actual duration of long-term supply contracts ranges up to twenty years. The Company estimates that approximately half of the revenue related to minimum purchase requirements are estimated to be earned in the next six years and the remaining thereafter.

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
The Company continues to evaluate the Tax Act, additional guidance from the Internal Revenue Service, its historical foreign earnings and taxes and other items that could impact its net provisional tax charge. As of September 30, 2018, there have been no adjustments to the net provisional income tax charge recognized in 2017. In October 2018, the Company completed and filed its U.S. federal income tax return including the tax on deemed repatriation.  During the fourth quarter, the Company will continue to evaluate the tax impacts related to the Tax Act and will complete its accounting as required under SEC Staff Accounting Bulletin 118.  Any changes to the net provisional estimate will be recorded to income tax expense at that time.

17. Business Combination with Linde AG

Completion of the Business Combination

On October 31, 2018, Praxair and Linde AG combined under Linde plc., as contemplated by the business combination agreement, dated June 1, 2017, as amended on August 10, 2017 (the “Business Combination Agreement”), by and among Praxair, Linde AG, Linde plc, Zamalight Holdco LLC and Zamalight Subco, Inc. (the “Business Combination”). Pursuant to the Business Combination Agreement, (i) Praxair became an indirect wholly-owned subsidiary of Linde plc through the merger of Zamalight Subco, Inc., an indirect wholly-owned Delaware subsidiary of Linde plc with and into Praxair (the “Merger”), and (ii) Linde AG became an indirect subsidiary of Linde plc through an exchange offer by Linde plc for each issued and outstanding bearer share of Linde AG (the “Exchange Offer”).

In the Merger, each issued and outstanding share of common stock of Praxair, par value $0.01 per share (the “Praxair Shares”), was converted into the right to receive one ordinary share, nominal value€0.001 per share, of Linde plc (the “Linde plc Shares”). Each issued and outstanding ordinary bearer share, without par value, of Linde AG (the “Linde AG Shares”) that was validly tendered in the Exchange Offer was exchanged for 1.540 Linde plc Shares.
The issuance of Linde plc Shares in connection with the Business Combination, as described above, was registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-4 (the “Registration Statement”) (File No. 333-218485), which was declared effective by the Securities and Exchange Commission (the “SEC”) on August 14, 2017.

Pursuant to Rule 12g-3(a) under the Exchange Act, as of October 31, 2018, Linde plc is the successor issuer to Praxair, the Linde plc Shares are deemed to be registered under Section 12(b) of the Exchange Act, and Linde plc is subject to the informational requirements of the Exchange Act and the rules and regulations promulgated thereunder. The Linde plc Shares trade on the New York Stock Exchange (“NYSE”) and the Frankfurt Stock Exchange under the ticker symbol “LIN”. Prior to the Business Combination, the Praxair Shares were registered pursuant to Section 12(b) of the Exchange Act and listed on the NYSE. In connection with the completion of the Business Combination, the Praxair Shares were suspended from trading on the NYSE as of close of business (New York Time) on October 30, 2018. On November 1, 2018, Praxair filed a Form 25 to delist and deregister its three series of Euro-denominated notes (the “Euro Notes”), including its 1.50% Notes due 2020, 1.20% Notes due 2024 and 1.625% Notes due 2025, that are currently listed on the NYSE. Trading in the Euro Notes on the NYSE is expected to be suspended as of close of business (New York Time) on November 9, 2018. Praxair expects to file a Form 15 with the SEC to terminate the registration under the Exchange Act of the Praxair Shares and its Euro Notes and to suspend the Company’s reporting obligations under Section 15(d) of the Exchange Act on November 12, 2018. Linde plc, as the new holding company of the combined group, will file reports under the Exchange Act.

Divestitures

On July 5, 2018, Praxair entered into a sale and purchase agreement to sell the majority of its businesses in Europe to Taiyo Nippon Sanso Corporation, an affiliate of Mitsubishi Chemical Holdings Corporation (the “Praxair Europe SPA”). The Praxair Europe SPA was entered into as part of the commitments in connection with the merger control review of the Business Combination by the European Commission. The assets to be sold include Praxair’s industrial gases businesses in Belgium, Denmark, France, Germany, Ireland, Italy, the Netherlands, Norway, Portugal, Spain, Sweden and the United Kingdom with approximately 2,500 employees. The businesses generated annual sales of approximately €1.3 billion in 2017. The purchase price for this transaction is €5.0 billion in cash consideration and is subject to customary adjustments at closing. Under the Praxair Europe SPA, Linde plc has given an independent guarantee as of the completion of the Business Combination for the full, due and timely performance and observance of all obligations of Praxair and its local subsidiaries holding shares in the companies operating the businesses to be sold. The Praxair Europe SPA contains representations, warranties and covenants that are customary for a transaction of this nature.

Following the closing of the Praxair Europe SPA and the closing of another agreement dated December 5, 2017 (the “SIAD SPA”) under which Praxair, inter alia, agreed to sell its participation in its Italian joint venture Società Italiana Acetilene e Derivati S.p.A. (“SIAD”) to its joint venture partner Flow Fin S.p.A. (“Flow Fin”) in exchange for Flow Fin’s participation in another Italian joint venture, Rivoira S.p.A., and a net purchase price of approximately €90 million payable by Praxair to Flow Fin, Praxair will have minor remaining operations in Europe which will be outside of the industrial gases business and mainly related to coatings.

In the course of the merger control proceedings in the United States, Linde plc, Praxair and Linde AG entered into an agreement with the U.S. Federal Trade Commission dated October 1, 2018 which provides for the divestitures under the Americas SPA and provides for certain additional divestiture commitments in the United States. Under the agreement, Linde plc, Praxair and Linde AG will (i) continue to operate The Linde Group and Praxair as independent, ongoing, economically viable, competitive businesses held separate, distinct, and apart from each other’s operations; (ii) not coordinate any aspect of the operations of The Linde Group and Praxair, including the marketing or sale of any products; and (iii) maintain separate financial ledgers, books, and records that report on a periodic basis, consistent with past practices, the assets, liabilities, expenses, revenues, and income of each, until certain divestitures have been completed.

In addition, in connection with the merger control proceedings in China, India and South Korea, Praxair and Linde AG have made certain divestiture commitments to the relevant antitrust authorities to divest certain assets in the those jurisdictions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table provides summary data for the quarter and nine months ended September 30, 2018 and 2017:

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in millions, except per share data)	2018	2017 (c)	Variance	2018	2017 (c)	Variance
Reported Amounts
Sales	$3,024	$2,922	3%	$9,084	$8,484	7%
Cost of sales, exclusive of depreciation and amortization	$1,714	$1,652	4%	$5,114	$4,800	7%
Gross margin (a)	$1,310	$1,270	3%	$3,970	$3,684	8%
As a percent of sales	43.3%	43.5%		43.7%	43.4%
Selling, general and administrative	$294	$300	(2)%	$911	$895	2%
As a percent of sales	9.7%	10.3%		10.0%	10.5%
Depreciation and amortization	$306	$298	3%	$928	$877	6%
Transaction costs and other charges (b)	$31	$14		$74	$35
Other income (expense) - net	$13	$(3)		$25	$(3)
Operating profit	$669	$632	6%	$2,011	$1,805	11%
Operating margin	22.1%	21.6%		22.1%	21.3%
Interest expense - net	$40	$41	(2)%	$130	$120	8%
Net pension and OPEB cost (benefit), excluding service cost	$6	$6		$10	$(7)
Effective tax rate	25.0%	27.7%		24.7%	27.7%
Income from equity investments	$13	$12	8%	$42	$35	20%
Noncontrolling interests	$(19)	$(16)	19%	$(48)	$(45)	7%
Net income - Praxair, Inc.	$461	$419	10%	$1,403	$1,214	16%
Diluted earnings per share	$1.58	$1.45	9%	$4.82	$4.21	14%
Diluted shares outstanding	291,513	289,216	1%	291,275	288,524	1%
Number of employees	26,714	26,531		26,714	26,531
Adjusted Amounts (b)
Operating profit	$700	$646	8%	$2,085	$1,840	13%
Operating margin	23.1%	22.1%		23.0%	21.7%
Net pension and OPEB cost (benefit), excluding service cost	$2	$4		$6	$(9)
Effective tax rate	24.2%	27.3%		24.1%	27.2%
Noncontrolling interests	$(19)	$(16)	19%	$(47)	$(45)	4%
Net income - Praxair, Inc.	$493	$433	14%	$1,474	$1,249	18%
Diluted earnings per share	$1.69	$1.50	13%	$5.06	$4.33	17%
Other Financial Data (b)
EBITDA	$988	$942		$2,981	$2,717
EBITDA Margin	32.7%	32.2%		32.8%	32.0%
Adjusted EBITDA	$1,019	$956		$3,055	$2,752
Adjusted EBITDA Margin	33.7%	32.7%		33.6%	32.4%

(a)	Gross margin excludes depreciation and amortization expense.

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

Consolidated Results

In the third quarter of 2018, Praxair’s sales were $3,024 million, 3% above the prior–year quarter. Excluding higher cost pass-through which increased sales by 1% with minimal impact on operating profit and unfavorable currency translation impact which decreased sales by 4%, underlying sales growth was 6% driven by higher volumes, including new project start-ups, and price attainment, across most segments. Reported operating profit for the third quarter of 2018 of $669 million, 22.1% of sales, was 6% above the prior-year quarter. Operating profit included transaction costs and other charges of $31 million primarily related to the potential Linde merger and the impact of transitioning to hyper-inflationary accounting in Argentina. Excluding these costs, adjusted operating profit was $700 million, 23.1% of sales and 8% above the 2017 adjusted third quarter driven by higher volumes and price. The company's EBITDA margin was 32.7% and adjusted EBITDA margin was 33.7%. The reported effective tax rate ("ETR") was 25.0% versus 27.7% in the third quarter of 2017, reflecting the impact of U.S. tax reform. The adjusted ETR was 24.2% versus 27.3% in the third quarter of 2017. Diluted earnings per share ("EPS") was $1.58, 9% above reported EPS of $1.45 in the third quarter of 2017. On an adjusted basis, EPS was $1.69, 13% above the 2017 EPS of $1.50, driven by higher adjusted net income and a lower adjusted ETR.
Outlook

The company’s core business is to build, own, and operate industrial gas plants in order to supply atmospheric and process gases to customers. As such, Praxair believes that its backlog is one indicator of future sales growth. At September 30, 2018, Praxair’s backlog of 23 large projects under construction was $2.2 billion. This represents the total estimated capital cost of large plants under construction. These plants will supply customers in the energy, chemical, manufacturing, and electronics end-markets.

Praxair provides quarterly updates on operating results, material trends that may affect financial performance, and financial earnings guidance via quarterly earnings releases and investor teleconferences. These updates are available on the company’s website, www.praxair.com, but are not incorporated herein.

Results of Operations
The changes in consolidated sales and operating profit compared to the prior year are attributable to the following:

	Quarter Ended September 30, 2018 vs. 2017		Nine Months Ended September 30, 2018 vs. 2017
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	4%	4%	4%	7%
Price/Mix	2%	10%	2%	9%
Cost pass-through	1%	—%	1%	—%
Currency	(4)%	(4)%	—%	—%
Acquisitions/divestitures	—%	—%	—%	—%
Other	—%	(4)%	—%	(5)%
Reported	3%	6%	7%	11%
Add: Transaction costs and other charges	—%	2%	—%	2%
Adjusted	3%	8%	7%	13%
The following tables provide sales by end-market and distribution method:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change*	% of Sales		% Change*
	2018	2017		2018	2017
Sales by End Markets
Manufacturing	22%	22%	6%	22%	22%	7%
Metals	16%	17%	4%	17%	17%	8%
Energy	12%	11%	8%	11%	12%	4%
Chemicals	11%	10%	18%	11%	10%	15%
Electronics	9%	9%	6%	9%	9%	7%
Healthcare	8%	8%	6%	8%	8%	6%
Food & Beverage	10%	10%	7%	9%	9%	6%
Aerospace	4%	3%	15%	4%	3%	13%
Other	8%	10%	(1)%	9%	10%	1%
	100%	100%		100%	100%
 * Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2018	2017	2018	2017
Sales by Distribution Method
On-Site	30%	30%	30%	30%
Merchant	34%	34%	34%	34%
Packaged Gas	27%	27%	28%	28%
Other	9%	9%	8%	8%
	100%	100%	100%	100%

Sales increased $102 million, or 3%, for the third quarter and increased $600 million, or 7% for the nine months ended September 30, 2018 versus the respective 2017 periods. Volume growth contributed 4% to sales in both the quarter and nine-month periods primarily driven by higher volumes in North America and Asia, including new project start-ups. Higher overall pricing across all segments contributed 2% to sales in both the quarter and nine-month periods. Currency translation impact decreased sales by 4% in the quarter and had no impact for the nine-month period. Higher cost pass-through increased sales by 1% in the quarter and the nine-month period with minimal impact on operating profit.

Gross margin increased $40 million, or 3%, for the third quarter of 2018 and increased $286 million or 8% for the nine months ended September 30, 2018 versus the respective 2017 periods, primarily due to higher volumes and price. Gross margin as a percentage of sales decreased to 43.3% from 43.5% for the third quarter of 2018 and increased to 43.7% from 43.4% for the nine months ended September 30, 2018 versus the respective 2017 periods.

Selling, general and administrative expense ("SG&A") decreased $6 million, or 2%, for the third quarter of 2018 and increased $16 million for the nine months ended September 30, 2018 versus the respective 2017 periods. Currency impacts decreased SG&A by $11 million in the quarter and $2 million for the nine-month period. Excluding currency effects in the quarter and nine-month periods, SG&A was higher driven by cost inflation partially offset by cost reduction actions.

Depreciation and amortization expense increased $8 million, or 3%, for the third quarter and increased $51 million, or 6%, for the nine months ended September 30, 2018 versus the respective 2017 periods. Currency impacts decreased depreciation and amortization by $10 million in the quarter and increased depreciation and amortization by $1 million for the nine-month period. Excluding currency effects, depreciation and amortization expense increased $18 million for the quarter and $50 million for the nine-month period primarily driven by large project start-ups.

Praxair recorded transaction costs and other charges of $31 million and $14 million in the third quarters of 2018 and 2017, respectively, primarily related to the potential merger and charges related to the transition to hyper-inflationary accounting in Argentina during the 2018 quarter (refer to Note 2 to the condensed consolidated financial statements). Transaction costs and other charges were $74 million and $35 million, respectively, for the nine-month periods ended September 30, 2018 and 2017.

Other income (expense) – net was $13 million income for the 2018 third quarter compared to $3 million expense for the 2017 third quarter and was $25 million income for the nine months ended September 30, 2018 compared to $3 million expense for the respective 2017 period. In North America, the nine-month period of 2018 included a $30 million asset impairment charge which was more than offset by $43 million of gains on asset disposals. In Asia, the nine-month period of 2018 included a first quarter $22 million asset impairment charge, offset by a litigation settlement gain.

Reported operating profit increased $37 million, or 6%, for the third quarter of 2018 and increased $206 million, or 11%, for the nine months ended September 30, 2018 versus the respective 2017 periods. The third quarter and nine-month period of 2018 included $31 million and $74 million, respectively, of transaction costs and other charges primarily related to the potential merger and the transition to hyper-inflationary accounting in Argentina in the third quarter 2018 ($14 million and $35 million for the respective 2017 periods). Excluding these charges, adjusted operating profit increased $54 million, or 8%, for the third quarter of 2018 and increased $245 million, or 13%, for the nine months ended September 30, 2018 versus the respective 2017 periods driven by higher volumes and price.

Interest expense-net decreased $1 million, or 2%, for the third quarter of 2018 and increased $10 million, or 8%, for the nine months ended September 30, 2018 versus the respective 2017 periods. The increase for the nine month period was primarily attributable to lower capitalized interest.

The reported effective tax rate ("ETR") for the third quarter of 2018 and 2017 was 25.0% and 27.7%, respectively. The reported ETR for the third quarters of 2018 and 2017 include transaction costs and other charges of $21 million ($19 million after-tax), and $14 million ($13 million after-tax), respectively, related to the potential merger. The 2018 third quarter also includes charges of $14 million ($13 million after-tax) related to the transition to hyper-inflationary accounting in Argentina and a pension settlement charge. The 2017 third quarter also includes a pension settlement charge of $2 million ($1 million after-tax). Excluding these impacts, on an adjusted basis the ETR for the third quarters of 2018 and 2017 was 24.2% and 27.3%, respectively. The reported ETR for the nine months ended September 30, 2018 and 2017 was 24.7% and 27.7%, respectively. The reported ETR for the nine-month periods of 2018 and 2017 include transaction costs and other charges of $78 million ($71 million after-tax) and $37 million ($35 million after-tax), respectively. Excluding these impacts, on an adjusted basis the ETR for the nine months ended September 30, 2018 and 2017 was 24.1% and 27.2%, respectively. The decrease in both the quarter and nine-month periods was driven primarily by the impact of the U.S. Tax Cuts and Jobs Act enacted in the fourth quarter of 2017 (see Note 16 to the condensed consolidated financial statements).

Income from equity investments for the third quarters of 2018 and 2017 was $13 million and $12 million, respectively, largely in China and Italy. Income from equity investments for the nine months ended September 30, 2018 and 2017 was $42 million and $35 million, respectively.

At September 30, 2018, non-controlling interests consisted primarily of non-controlling shareholders' investments in Asia (primarily China), Europe (primarily Italy) and surface technologies. Reported non-controlling interests increased $3 million for the third quarter and nine months ended September 30, 2018 versus the respective 2017 periods. The increase in the third quarter and nine-month period was driven by higher earnings. In the nine-month period, higher earnings were largely offset by the impact of an asset impairment charge in the first quarter.

Reported Net income-Praxair, Inc. increased $42 million, or 10%, for the third quarter of 2018 and increased $189 million, or 16%, for the nine months ended September 30, 2018 versus the respective 2017 periods. Included within the third quarter and nine-month periods of 2018 were transaction costs and other charges of $32 million and $71 million, respectively, after-tax and noncontrolling interests. Included within the third quarter and nine-month periods of 2017 were transaction costs and other charges of $14 million and $35 million, respectively, after-tax (see Note 2 to the condensed consolidated financial statements). Excluding these charges, adjusted Net income-Praxair, Inc increased $60 million, or 14%, for the third quarter of 2018 and increased $225 million, or 18%, for the nine months ended September 30, 2018 due to higher adjusted operating profit and a lower effective tax rate.

Reported Earnings per share of $1.58 increased $0.13, or 9%, for the third quarter of 2018 and reported earnings per share of $4.82 increased $0.61, or 14%, for the nine months ended September 30, 2018 versus the respective 2017 periods. Included within the 2018 third quarter and nine-month period were charges of $0.11 and $0.24, respectively, for transaction costs and other charges related primarily to the potential merger ($0.05 and $0.12 for the respective 2017 periods, see Note 2 to the condensed consolidated financial statements). Excluding these charges, adjusted EPS increased $0.19, or 13% for the third quarter of 2018 and increased $0.73, or 17%, for the nine months ended September 30, 2018 versus the respective 2017 periods primarily due to higher adjusted net income.

The number of employees at September 30, 2018 was 26,714, an increase of 183 employees from September 30, 2017.

Other Financial Data

EBITDA increased $46 million to $988 million for the third quarter 2018 from $942 million for the third quarter of 2017 and increased $264 million to $2,981 million for the nine-month period of 2018 from $2,717 million for the nine-month period of 2017. Included within the 2018 third quarter and nine-month period were charges of $31 million and $74 million, respectively, for transaction costs and other charges ($14 million and $35 million for the respective 2017 periods, see Note 2 to the condensed consolidated financial statements). Adjusted EBITDA increased $63 million to $1,019 million for the third quarter 2018 from $956 million for the third quarter 2017 and increased $303 million to $3,055 million for the nine-month period of 2018 from $2,752 million for the nine-month period of 2017. The increase in EBITDA and adjusted EBITDA in the third quarter and nine-month periods is primarily due to higher net income plus depreciation and amortization on both a reported and adjusted basis versus the prior year periods.

See the "Non-GAAP Financial Measures" section below for definitions and reconciliations of these non-GAAP measures to reported GAAP amounts.
Other Comprehensive Income (Loss)

Other comprehensive losses for the third quarter and nine months ended September 30, 2018 of $67 million and $575 million resulted primarily from adverse currency translation adjustments of $87 million and $615 million. The adverse translation adjustments reflect the impact of translating local currency foreign subsidiary financial statements to U.S. dollars, and are largely driven by the strengthening of the U.S. dollar against major currencies including the Euro, Brazilian Real, and Canadian dollar. See the "Currency" section of the MD&A for exchange rates used for translation purposes and Note 14 to the condensed consolidated financial statements for a summary of the currency translation adjustment component of accumulated other comprehensive income by segment.

Retirement Benefits

The net periodic benefit cost for pension and OPEB plans was $18 million in the quarters ended September 30, 2018 and September 30, 2017 and $47 million and $30 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. The increase in expense versus the prior year for the nine months ended September 30, 2018 is related to a curtailment gain recorded in the first quarter of 2017 on a South American OPEB plan for $18 million (see Note 11 to the condensed consolidated financial statements).

Segment Discussion
The following summary of sales and operating profit by segment provides a basis for the discussion that follows.

	Quarter Ended September 30,			Nine Months Ended September 30,
(Dollar amounts in millions)	2018	2017*	Variance	2018	2017*	Variance
SALES
North America	$1,613	$1,518	6%	$4,770	$4,481	6%
Europe	425	407	4%	1,297	1,146	13%
South America	329	389	(15)%	1,043	1,131	(8)%
Asia	487	451	8%	1,465	1,268	16%
Surface Technologies	170	157	8%	509	458	11%
	$3,024	$2,922	3%	$9,084	$8,484	7%
OPERATING PROFIT
North America	$420	$386	9%	$1,258	$1,121	12%
Europe	81	79	3%	248	220	13%
South America	57	66	(14)%	167	178	(6)%
Asia	110	88	25%	321	243	32%
Surface Technologies	32	27	19%	91	78	17%
Segment operating profit	700	646	8%	2,085	1,840	13%
Transaction costs and other charges (Note 2)	(31)	(14)		(74)	(35)
Total operating profit	$669	$632	6%	$2,011	$1,805	11%

* Prior period segment operating profit has been reclassified to conform with current year presentation as a result of the adoption of new accounting guidance on the presentation of net periodic pension and postretirement benefit costs. See Note 1 to the condensed consolidation financial statements.

North America

	Quarter Ended September 30,			Nine Months Ended September 30,
	2018	2017	Variance	2018	2017	Variance
Sales	$1,613	$1,518	6%	$4,770	$4,481	6%
Cost of sales, exclusive of depreciation and amortization	857	796		2,493	2,363
Gross margin	756	722		2,277	2,118
Operating expenses	171	180		525	530
Depreciation and amortization	165	156		494	467
Operating profit	$420	$386	9%	$1,258	$1,121	12%
Margin %	26.0%	25.4%		26.4%	25.0%

	Quarter Ended September 30, 2018 vs. 2017		Nine Months Ended September 30, 2018 vs. 2017
	% Change		% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	5%	5%	4%	8%
Price/Mix	2%	8%	2%	7%
Cost pass-through	—%	—%	—%	—%
Currency	(1)%	(1)%	—%	—%
Acquisitions/divestitures	—%	—%	—%	—%
Other	—%	(3)%	—%	(3)%
	6%	9%	6%	12%
The following tables provide sales by end-market and distribution method:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change*	% of Sales		% Change*
	2018	2017		2018	2017
Sales by End Markets
Manufacturing	28%	28%	6%	29%	29%	6%
Metals	11%	12%	3%	12%	12%	5%
Energy	17%	17%	4%	17%	18%	—%
Chemicals	11%	9%	31%	10%	9%	24%
Electronics	5%	6%	—%	5%	5%	6%
Healthcare	7%	7%	8%	7%	7%	8%
Food & Beverage	11%	10%	9%	10%	10%	8%
Aerospace	2%	2%	23%	2%	2%	21%
Other	8%	9%	(1)%	8%	8%	(2)%
	100%	100%		100%	100%
 * Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2018	2017	2018	2017
Sales by Distribution Method
On- Site	29%	29%	29%	30%
Merchant	37%	37%	37%	37%
Packaged Gas	31%	31%	31%	31%
Other	3%	3%	3%	2%
	100%	100%	100%	100%

North America segment sales increased $6% for both the third quarter and the nine months ended September 30, 2018 as compared to prior year. Currency translation impact decreased sales by 1% in the quarter and had no impact for the nine-month period. Excluding currency, sales were 7% above the prior-year quarter and 6% above the prior year nine-month period primarily due to higher volumes to most end-markets and higher pricing.

North America segment operating profit increased $34 million, or 9% in the third quarter of 2018 and increased $137 million, or 12% for the nine months ended September 30, 2018 as compared to prior year driven by higher volumes and pricing. Currency translation impact decreased operating profit by 1% in the quarter with minimal impact for the nine-month period. Operating profit for the nine-month period also included a $30 million asset impairment charge which was more than offset by $43 million of gains on asset disposals.

Europe

	Quarter Ended September 30,			Nine Months Ended September 30,
	2018	2017	Variance %	2018	2017	Variance %
Sales	$425	$407	4%	$1,297	$1,146	13%
Cost of sales, exclusive of depreciation and amortization	252	235		761	655
Gross margin	173	172		536	491
Operating expenses	48	49		154	146
Depreciation and amortization	44	44		134	125
Operating profit	$81	$79	3%	$248	$220	13%
Margin %	19.1%	19.4%		19.1%	19.2%

	Quarter Ended September 30, 2018 vs. 2017		Nine Months Ended September 30, 2018 vs. 2017
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	1%	(2)%	1%	1%
Price/Mix	3%	14%	2%	12%
Cost pass-through	2%	—%	3%	—%
Currency	(2)%	(2)%	7%	8%
Acquisitions/divestitures	—%	—%	—%	—%
Other	—%	(7)%	—%	(8)%
	4%	3%	13%	13%

The following tables provide sales by end-market and distribution method:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change*	% of Sales		% Change*
	2018	2017		2018	2017
Sales by End Markets
Manufacturing	20%	20%	7%	21%	20%	9%
Metals	16%	16%	9%	16%	16%	11%
Energy	5%	5%	(2)%	4%	5%	(3)%
Chemicals	12%	12%	10%	12%	12%	8%
Electronics	7%	7%	10%	7%	7%	3%
Healthcare	12%	12%	5%	12%	12%	8%
Food & Beverage	16%	15%	8%	14%	14%	5%
Aerospace	—%	1%	(19)%	1%	1%	(12)%
Other	12%	12%	(3)%	13%	13%	1%
	100%	100%		100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures

	Quarter Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2018	2017	2018	2017
Sales by Distribution Method
On- Site	19%	18%	18%	18%
Merchant	34%	36%	34%	35%
Packaged Gas	43%	43%	43%	42%
Other	4%	3%	5%	5%
	100%	100%	100%	100%

Europe segment sales increased by $18 million, or 4% in the third quarter of 2018 and increased by $151 million, or 13%, for the nine months ended September 30, 2018 as compared to the prior year. Currency translation impacts decreased sales by 2% in the quarter and increased sales by 7% in the nine-month period. Cost pass-through increased sales by 2% in the quarter and 3% in the nine-month period with minimal impact on operating profit.

Europe segment operating profit increased by $2 million, or 3% in the third quarter of 2018 and increased by $28 million, or 13%, for the nine months ended September 30, 2018 as compared to the prior year. Currency translation impact decreased operating profit by 2% in the quarter and increased operating profit by 8% in the nine-month period. Excluding currency translation, operating profit increased 5% in the quarter and nine-month period driven by higher volumes and price partially offset by cost inflation.

South America

	Quarter Ended September 30,			Nine Months Ended September 30,
	2018	2017	Variance	2018	2017	Variance
Sales	$329	$389	(15)%	$1,043	$1,131	(8)%
Cost of sales, exclusive of depreciation and amortization	195	231		623	675
Gross margin	134	158		420	456
Operating expenses	42	51		140	160
Depreciation and amortization	35	41		113	118
Operating profit	$57	$66	(14)%	$167	$178	(6)%
Margin %	17.3%	17.0%		16.0%	15.7%

	Quarter Ended September 30, 2018 vs. 2017		Nine Months Ended September 30, 2018 vs. 2017
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	(1)%	(14)%	1%	(3)%
Price/Mix	3%	19%	2%	10%
Cost pass-through	1%	—%	—%	—%
Currency	(18)%	(24)%	(11)%	(16)%
Acquisitions/divestitures	—%	—%	—%	—%
Other	—%	5%	—%	3%
	(15)%	(14)%	(8)%	(6)%

The following tables provide sales by end-market and distribution method:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change*	% of Sales		% Change*
	2018	2017		2018	2017
Sales by End Markets
Manufacturing	16%	17%	(6)%	16%	17%	(4)%
Metals	32%	33%	—%	32%	31%	6%
Energy	2%	2%	10%	2%	2%	2%
Chemicals	10%	9%	14%	10%	10%	5%
Electronics	—%	—%	—%	—%	—%	—%
Healthcare	19%	18%	3%	19%	19%	2%
Food & Beverage	12%	12%	6%	12%	13%	2%
Aerospace	—%	—%	—%	—%	—%	—%
Other	9%	9%	9%	9%	8%	10%
	100%	100%		100%	100%
 * - Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures.

	Quarter Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2018	2017	2018	2017
Sales by Distribution Method
On- Site	34%	35%	33%	33%
Merchant	38%	37%	38%	38%
Packaged Gas	26%	26%	27%	27%
Other	2%	2%	2%	2%
	100%	100%	100%	100%

South America segment sales decreased $60 million, or 15% in the third quarter of 2018 and decreased $88 million, or 8%, for the nine months ended September 30, 2018 as compared to the prior year. Cost pass-through increased sales by 1% in the quarter and had no impact in the nine-month period. Unfavorable currency impacts decreased sales by 18% in the quarter and 11% in the nine-month period driven by the weakening of the Brazilian real and Argentine peso against the U.S. dollar. Excluding currency in the quarter and nine-month period, sales increased 3% driven by higher pricing.

South America segment operating profit decreased $9 million, or 14% in the third quarter of 2018 and decreased $11 million, or 6%, for the nine months ended September 30, 2018 versus the prior year. Excluding unfavorable currency impacts in the quarter and nine-month periods, operating profit increased 10% driven by higher price and lower costs partially offset by unfavorable sales mix.

Effective July 1, 2018, Argentina was deemed a highly inflationary economy (see Note 2 to the condensed consolidated financial statements).

Asia

	Quarter Ended September 30,			Nine Months Ended September 30,
	2018	2017	Variance	2018	2017	Variance
Sales	$487	$451	8%	$1,465	$1,268	16%
Cost of sales, exclusive of depreciation and amortization	299	287		905	804
Gross margin	188	164		560	464
Operating expenses	27	29		84	84
Depreciation and amortization	51	47		155	137
Operating profit	$110	$88	25%	$321	$243	32%
Margin %	22.6%	19.5%		21.9%	19.2%

	Quarter Ended September 30, 2018 vs. 2017		Nine Months Ended September 30, 2018 vs. 2017
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume	7%	14%	9%	15%
Price/Mix	2%	13%	3%	15%
Cost pass-through	1%	—%	1%	—%
Currency	(2)%	(2)%	3%	3%
Acquisitions/divestitures	—%	—%	—%	—%
Other	—%	—%	—%	(1)%
	8%	25%	16%	32%
The following tables provide sales by end-market and distribution method:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change*	% of Sales		% Change*
	2018	2017		2018	2017
Sales by End Markets
Manufacturing	10%	9%	19%	9%	9%	20%
Metals	26%	27%	9%	27%	27%	15%
Energy	5%	2%	117%	5%	3%	—%
Chemicals	14%	15%	1%	15%	15%	7%
Electronics	34%	33%	7%	33%	34%	8%
Healthcare	1%	1%	28%	1%	1%	10%
Food & Beverage	2%	2%	(11)%	2%	2%	(10)%
Aerospace	—%	—%	—%	—%	—%	—%
Other	8%	11%	(5)%	8%	9%	2%
	100%	100%		100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures

	Quarter Ended September 30,		Nine Months Ended September 30,
	% of Sales		% of Sales
	2018	2017	2018	2017
Sales by Distribution Method
On- Site	50%	50%	50%	50%
Merchant	33%	31%	32%	30%
Packaged Gas	11%	13%	11%	13%
Other	6%	6%	7%	7%
	100%	100%	100%	100%
Asia segment sales increased $36 million, or 8% in the third quarter of 2018 and increased $197 million, or 16%, for the nine months ended September 30, 2018 as compared to the prior year. Cost pass-through, primarily energy, increased sales by 1% in both the quarter and nine-month periods with minimal impact on operating profit. Currency translation impacts decreased sales by 2% in the quarter and increased sales by 3% in the nine-month period. Volume growth of 7% in the quarter and 9% in the nine-month period was primarily attributable to base volume growth in China, Korea and India and new project start-ups in China. Higher price increased sales by 2% in the quarter and 3% in the nine-month period primarily driven by China. Sales growth was strongest in the metals, energy and electronics end-markets.
Asia segment operating profit increased $22 million, or 25% in the third quarter of 2018 and increased $78 million, or 32% for the nine months ended September 30, 2018 as compared to the prior year driven primarily by higher volumes and price. Currency translation impacts decreased operating profit by 2% in the quarter and increased operating profit by 3% in the nine-month period. Operating profit for the nine-month period included a $22 million asset impairment charge, offset by a litigation settlement gain.

Surface Technologies

	Quarter Ended September 30,			Nine Months Ended September 30,
	2018	2017	Variance	2018	2017	Variance
Sales	$170	$157	8%	$509	$458	11%
Cost of sales, exclusive of depreciation and amortization	111	103		331	298
Gross margin	59	54		178	160
Operating expenses	16	17		55	52
Depreciation and amortization	11	10		32	30
Operating profit	$32	$27	19%	$91	$78	17%
Margin %	18.8%	17.2%		17.9%	17.0%

	Quarter Ended September 30, 2018 vs. 2017		Nine Months Ended September 30, 2018 vs. 2017
	% Change	% Change	% Change	% Change
	Sales	Operating Profit	Sales	Operating Profit
Factors Contributing to Changes
Volume/Price	8%	20%	8%	19%
Cost pass-through	1%	—%	1%	—%
Currency	(1)%	—%	2%	2%
Acquisitions/divestitures	—%	—%	—%	—%
Other	—%	(1)%	—%	(4)%
	8%	19%	11%	17%

The following table provides sales by end-market:

	Quarter Ended September 30,			Nine Months Ended September 30,
	% of Sales		% Change*	% of Sales		% Change*
	2018	2017		2018	2017
Sales by End Markets
Manufacturing	13%	11%	31%	12%	11%	23%
Metals	8%	8%	1%	8%	9%	(2)%
Energy	18%	19%	4%	19%	19%	5%
Chemicals	2%	2%	(18)%	2%	2%	(2)%
Electronics	1%	1%	66%	1%	1%	51%
Healthcare	—%	—%	—%	—%	—%	—%
Food & Beverage	3%	3%	(11)%	3%	3%	(1)%
Aerospace	45%	44%	13%	44%	44%	10%
Other	10%	12%	(2)%	11%	11%	3%
	100%	100%		100%	100%
* Excludes impact of currency, natural gas/precious metals cost pass-through and acquisitions/divestitures
Surface Technologies segment sales increased $13 million, or 8% in the third quarter of 2018 and increased $51 million, or 11%, for the nine months ended September 30, 2018 as compared to the prior year. Currency translation decreased sales by 1% for the quarter and increased sales by 2% for the nine-month period. Cost pass-through increased sales by 1% in both the quarter and nine-month periods with minimal impact on operating profit. Excluding currency and cost pass-through, sales increased 8% in the quarter and nine-month periods due to higher volumes to the aerospace and manufacturing end-markets and higher price.

Surface Technologies segment operating profit increased $5 million, or 19% in the third quarter of 2018 and increased $13 million, or 17%, for the nine months ended September 30, 2018 as compared to the prior year. Currency translation had no impact on operating profit for the quarter and increased operating profit by 2% for the nine-month period. Excluding currency, operating profit increased 19% for the quarter and 15% for the nine-month period due to increased volumes and price.

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
To help understand the reported results, the following is a summary of the significant currencies underlying Praxair’s consolidated results and the exchange rates used to translate the financial statements (rates of exchange expressed in units of local currency per U.S. dollar):

	Percentage of YTD 2018 Consolidated Sales	Exchange Rate for Income Statement		Exchange Rate for Balance Sheet
		Year-To-Date Average		September 30,	December 31,
Currency		2018	2017	2018	2017
Euro	14%	0.84	0.90	0.86	0.83
Brazilian real	9%	3.58	3.17	4.00	3.31
Canadian dollar	7%	1.29	1.31	1.29	1.26
Chinese yuan	7%	6.51	6.81	6.87	6.51
Mexican peso	5%	19.00	18.82	18.72	19.66
Korean won	4%	1,091	1,139	1,109	1,067
India rupee	3%	67.07	65.22	72.49	63.87
Argentine peso (a)	1%	23.86	16.19	41.25	18.65
British pound	1%	0.74	0.78	0.77	0.74
Norwegian krone	1%	8.03	8.29	8.15	8.20

(a) Effective July 1, 2018 Argentina was deemed a highly inflationary economy (see Note 2 to the condensed consolidated financial statements).

Liquidity, Capital Resources and Other Financial Data
The following selected cash flow information provides a basis for the discussion that follows:

(Millions of dollars)	Nine months ended September 30,
	2018	2017
NET CASH PROVIDED BY (USED FOR):
OPERATING ACTIVITIES
Net income (including noncontrolling interests)	$1,451	$1,259
Non-cash charges (credits):
Add: Depreciation and amortization	928	877
Add: Deferred income taxes	(6)	22
Add: Share-based compensation	40	44
Add: Transaction costs and other charges, net of payments (a)	35	27
Net income adjusted for non-cash charges	2,448	2,229
Less: Working capital	(46)	(147)
Less: Pension contributions	(17)	(14)
Other	(36)	137
Net cash provided by operating activities	$2,349	$2,205
INVESTING ACTIVITIES
Capital expenditures	(1,056)	(972)
Acquisitions, net of cash acquired	(6)	(18)
Divestitures and asset sales	77	22
Net cash used for investing activities	$(985)	$(968)
FINANCING ACTIVITIES
Debt increase (decrease) - net	(625)	(502)
Issuances (purchases) of common stock - net	68	79
Cash dividends - Praxair, Inc. shareholders	(712)	(675)
Noncontrolling interest transactions and other	(33)	(85)
Net cash provided by (used for) financing activities	$(1,302)	$(1,183)

Effect of exchange rate changes on cash and cash equivalents	$(79)	$29
Cash and cash equivalents, end-of-period	$600	$607

(a) See Note 2 to the consolidated financial statements.
Cash Flow from Operations

Cash provided by operations of $2,349 million for the nine months ended September 30, 2018 increased $144 million, or 7%, versus 2017. The increase was driven by higher net income adjusted for non-cash charges and lower working capital requirements, partially offset by timing of dividends from equity investments, primarily in China.
Praxair estimates that total 2018 required contributions to its pension plans will be in the range of $20 million to $25 million, of which $17 million has been made through September 30, 2018. At a minimum, Praxair contributes to its pension plans to comply with local regulatory requirements (e.g., ERISA in the United States). Discretionary contributions in excess of the local minimum requirements are made based on many factors, including long-term projections of the plans' funded status, the economic environment, potential risk of overfunding, pension insurance costs and alternative uses of the cash. Changes to these factors can impact the amount and timing of discretionary contributions from year to year.

Investing
Net cash used for investing of $985 million for the nine months ended September 30, 2018 increased $17 million versus 2017.

Capital expenditures for the nine months ended September 30, 2018 were $1,056 million, $84 million higher than the prior year. Capital expenditures related primarily to investments in new plant and production equipment for growth and density. Approximately 62% of the capital expenditures were in North America.

Acquisitions for the nine months ended September 30, 2018 and 2017 were $6 million and $18 million, respectively, and related to acquisitions of packaged gases business in North America.

Divestitures and asset sales for the nine months ended September 30, 2018 and 2017 were $77 million and $22 million, respectively. The 2018 period includes proceeds related to asset disposals primarily in North America.
Financing
Cash used by financing activities was $1,302 million for the nine months ended September 30, 2018. Cash dividends of $712 million were higher than the prior year due to a 5% increase in quarterly dividends per share from 78.75 cents per share to 82.5 cents per share. Net issuances of common stock decreased $11 million. Noncontrolling interest transactions and other for the nine months ended September 30, 2018 and 2017 were $33 million and $85 million, respectively. Amounts paid in 2017 include dividends paid to noncontrolling interests and repayment of project advances.
In March 2018, Praxair repaid $500 million of 1.20% rate notes that became due.
In June 2018, the company's $500 million 364-day revolving credit facility with a syndicate of banks expired and was not renewed.
On November 7, 2018, Praxair repaid $475 million of 1.25% rate notes that became due.
Praxair's debt-to-capital ratio was 53.3% at September 30, 2018 versus 56.1% at September 30, 2017. This decrease was primarily attributable to a reduction in net debt of $918 million and an increase in equity due to earnings net of dividends declared. See the "Non-GAAP Financial Measures" section below for definitions and reconciliations of these non-GAAP measures to reported GAAP amounts.

Debt Covenants
Praxair’s $2.5 billion senior unsecured credit facility and long-term debt agreements contain various covenants (refer to Note 5 to the condensed consolidated financial statements and Note 11 to the consolidated financial statements of Praxair’s 2017 Annual Report on Form 10-K). The only financial covenant requires Praxair not to exceed a maximum 70% leverage ratio, as defined in the agreements. For purposes of the leverage ratio calculation, consolidated shareholders' equity excludes changes in the cumulative foreign currency translation adjustments after June 30, 2011. At September 30, 2018 and December 31, 2017, the actual leverage ratio calculated in accordance with the agreements was 45% and 49%, respectively.
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
The non-GAAP measures in the following reconciliations are presented in the MD&A.

Adjusted Amounts

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in millions, except per share data)	2018	2017	2018	2017
Adjusted Operating Profit
Reported operating profit	$669	$632	$2,011	$1,805
Add: Argentina currency devaluation	10	—	10	—
Add: Transaction costs and other charges	21	14	64	35
Total adjustments	31	14	74	35
Adjusted operating profit	$700	$646	$2,085	$1,840
Reported percent change	6%		11%
Adjusted percent change	8%		13%
Adjusted Net Pension and OPEB cost (benefit), excluding service cost
Reported net pension and OPEB cost (benefit), excluding service cost	$6	$6	$10	$(7)
Less: Pension settlement charge	(4)	(2)	(4)	(2)
Adjusted net Pension and OPEB cost (benefit), excluding service cost	2	4	6	(9)
Adjusted Income Taxes
Reported income taxes	$156	$162	$462	$468
Add: Cost reduction program	—	—	—	—
Add: Pension settlement charge	1	1	1	1
Add: Tax reform	—	—	—	—
Add: Transaction costs	2	1	7	1
Total adjustments	3	2	8	2
Adjusted income taxes	$159	$164	$470	$470

Adjusted Effective Tax Rate
Reported income before income taxes and equity investments	$623	$585	$1,871	$1,692
Add: Pension settlement charge	4	2	4	2
Add: Argentina currency devaluation	10	—	10	—
Add: Transaction costs	21	14	64	35
Total adjustments	35	16	78	37
Adjusted income before income taxes and equity investments	$658	$601	$1,949	$1,729
Reported effective tax rate	25.0%	27.7%	24.7%	27.7%
Adjusted effective tax rate	24.2%	27.3%	24.1%	27.2%
Adjusted Noncontrolling Interests
Reported noncontrolling interests	$19	$16	$48	$45
Add: Cost reduction program	—	—	(1)	—
Adjusted Noncontrolling Interests	$19	$16	$47	$45
Adjusted Net Income - Praxair, Inc.
Reported net income - Praxair, Inc.	$461	$419	$1,403	$1,214
Add: Cost reduction program	—	—	1	—
Add: Pension settlement charge	3	1	3	1
Add: Argentina currency devaluation	10	—	10	—
Add: Transaction costs	19	13	57	34
Total adjustments	32	14	71	35
Adjusted net income - Praxair, Inc.	$493	$433	$1,474	$1,249
Reported percent change	10%		16%
Adjusted percent change	14%		18%

Adjusted Diluted Earnings Per Share
Reported diluted EPS	$1.58	$1.45	$4.82	$4.21
Add: Cost reduction program	—	—	—	—
Add: Pension settlement charge	0.01	—	0.01	—
Add: Tax reform	—	—	—	—
Add: Argentina currency devaluation	0.03	—	0.03	—
Add: Transaction costs	0.07	0.05	0.20	0.12
Total adjustments	$0.11	$0.05	$0.24	$0.12
Adjusted diluted EPS	$1.69	$1.50	$5.06	$4.33
Reported percent change	9%		14%
Adjusted percent change	13%		17%

EBITDA, Adjusted EBITDA, EBITDA Margin and Adjusted EBITDA Margin
These measures are used by investors, financial analysts and management to assess a company’s profitability.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Dollar amounts in millions)
Reported net income - Praxair, Inc.	$461	$419	$1,403	$1,214
Add: noncontrolling interest	19	16	48	45
Add: interest expense - net	40	41	130	120
Add: net pension and OPEB cost (benefit), excluding service cost	6	6	10	(7)
Add: income taxes	156	162	462	468
Add: depreciation and amortization	306	298	928	877
EBITDA	$988	$942	$2,981	$2,717

Adjustments:
Add: Argentina currency devaluation	$10	$—	$10	$—
Add: Transaction costs	21	14	64	35
ADJUSTED EBITDA	$1,019	$956	$3,055	$2,752

Reported Sales	$3,024	$2,922	$9,084	$8,484
EBITDA Margin	32.7%	32.2%	32.8%	32.0%
Adjusted EBITDA Margin	33.7%	32.7%	33.6%	32.4%

Net Debt, Capital and Debt-to-Capital Ratio
The debt-to-capital ratio is a measure used by investors, financial analysts and management to provide a measure of financial leverage and insights into how the company is financing its operations.

	Nine Months Ended September 30,
	2018	2017
(Dollar amounts in millions)
Debt	$8,312	$9,237
Less: cash and cash equivalents	(600)	(607)
Net debt	7,712	8,630
Equity and redeemable noncontrolling interests
Redeemable noncontrolling interests	15	11
Praxair, Inc. shareholders’ equity	6,232	6,256
Noncontrolling interests	503	475
Total equity and redeemable noncontrolling interests	6,750	6,742
Capital	$14,462	$15,372
DEBT-TO-CAPITAL RATIO	53.3%	56.1%

Forward-looking Statements

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s reasonable expectations and assumptions as of the date the statements are made but involve risks and uncertainties. These risks and uncertainties include, without limitation: regulatory or other limitations imposed as a result of the business combination that could reduce anticipated benefits of the transaction; the ability to successfully integrate the Praxair and Linde businesses; the risk that the combined company may be unable to achieve expected synergies or that it may take longer or be more costly than expected to achieve those synergies; the performance of stock markets generally; developments in worldwide and national economies and other international events and circumstances; changes in foreign currencies and in interest rates; the cost and availability of electric power, natural gas and other raw materials; the ability to achieve price increases to offset cost increases; catastrophic events including natural disasters, epidemics and acts of war and terrorism; the ability to attract, hire, and retain qualified personnel; the impact of changes in financial accounting standards; the impact of changes in pension plan liabilities; the impact of tax, environmental, healthcare and other legislation and government regulation in jurisdictions in which the company operates, including the impact of the U.S. Tax Cuts and Jobs Act of 2017; the cost and outcomes of investigations, litigation and regulatory proceedings; the impact of potential unusual or non-recurring items; continued timely development and market acceptance of new products and applications; the impact of competitive products and pricing; future financial and operating performance of major customers and industries served; the impact of information technology system failures, network disruptions and breaches in data security; and the effectiveness and speed of integrating new acquisitions into the business. These risks and uncertainties may cause actual future results or circumstances to differ materially from the GAAP or adjusted projections or estimates contained in the forward-looking statements. The company assumes no obligation to update or provide revisions to any forward-looking statement in response to changing circumstances. The above listed risks and uncertainties are further described in Item 1A (Risk Factors) in the company's latest Annual Report on Form 10-K filed with the SEC which should be reviewed carefully. Please consider the company’s forward-looking statements in light of those risks.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities- Certain information regarding purchases made by or on behalf of the company or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of its common stock during the quarter ended September 30, 2018 is provided below:

Period	Total Number of Shares Purchased (Thousands)	Average Price Paid Per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Program (1) (Thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2) (Millions)
July 2018	—	$—	—	$1,579
August 2018	2	$151.89	2	$1,579
September 2018	—	$—	—	$1,579
Third Quarter 2018	2	$151.89	2	$1,579

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

**2.1
Sale and Purchase Agreement, dated July 5, 2018, by and among Praxair, Inc., Taiyo Nippon Sanso Corporation (“Taiyo”), and Linde plc, a public limited company incorporated under the laws of Ireland with respect to the sale of a majority of Praxair’s businesses in Europe to Taiyo in connection with the Business Combination Agreement dated as of June 1, 2017, as amended, to effect a combination of the businesses of Linde AG and Praxair, Inc., is filed herewith.

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

**
Certain schedules or similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplemental copies of any of the omitted schedules or attachments upon request by the SEC.

SIGNATURE
Praxair, Inc. and Subsidiaries

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PRAXAIR, INC.

(Registrant)

Date: November 9, 2018	By: /s/ Matthew J. White

Matthew J. White
Chief Financial Officer
(On behalf of the Registrant
and as principal financial officer)